Form 10-Q
period 2003-09-30
FIRST POTOMAC REALTY TRUST
filed 2003-12-05
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number 1-31824

FIRST POTOMAC REALTY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7200 Wisconsin Avenue, Suite 310, Bethesda, MD 20814
(Address of principal executive offices) (Zip Code)

(301) 986-9200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [   ] NO [X]

As of December 5, 2003, there were 8,634,000 common shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC PREDECESSOR
Condensed Combined Balance Sheets

	(Unaudited)
	September 30, 2003	December 31, 2002

Assets:

Rental property, net	$104,812,650	$104,635,593
Cash	1,843,841	670,277
Escrows & reserves	1,740,082	3,313,248
Accounts & other receivables	1,024,666	303,395
Unbilled rent receivable	1,650,257	1,475,520
Deferred costs, net	3,550,487	3,394,940
Prepaid expenses & other assets	1,222,655	139,654
Intangible assets, net	1,747,155	1,435,678
Tenant security deposits	549,389	552,123
Investments in real estate entities	7,879,718	10,671,994

Total assets:	$126,020,900	$126,592,422

Liabilities:

Mortgage loans & other debt	$122,089,008	$123,937,710
Accounts payable & accrued expenses	2,769,831	390,639
Accrued interest	3,209,169	2,382,065
Rents received in advance	445,980	790,557

Total liabilities:	$128,513,988	$127,500,971

Minority Interest	210,473	416,014
Shareholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,000 shares issued & outstanding	20	20
Additional paid-in capital	254,092	1,980
Deficit	(4,618,364)	(3,925,549)

Total shareholders’ deficit:	(4,364,252)	(3,923,549)
Partners’ capital	1,660,691	2,598,986

Total liabilities, shareholders’ deficit & partners’ capital:	$126,020,900	$126,592,422

See accompanying notes to condensed combined financial statements

FIRST POTOMAC PREDECESSOR
Condensed Combined Statements of Operations
Three and Nine-months ended September 30, 2003 and 2002
(Unaudited)

	Three-months ended		Nine-months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Rental income	$3,178,937	$2,458,215	$10,582,122	$6,227,103
Tenant reimbursements and other	757,708	975,334	2,184,915	1,624,078

Total revenues	3,936,645	3,433,549	12,767,037	7,851,181

Operating expenses:
Property operating	652,930	411,393	1,702,376	997,126
Real estate taxes & insurance	252,900	230,498	1,040,829	703,332
General & administrative	532,402	763,427	1,548,556	1,465,705
Depreciation & amortization	1,197,691	670,140	3,385,018	1,645,767
Other	222,102	6,892	426,970	51,981

Total operating expenses	2,858,025	2,082,350	8,103,749	4,863,911

Operating income	1,078,620	1,351,199	4,663,288	2,987,270

Other expenses (income):
Interest expense	2,920,748	1,848,375	8,660,356	4,800,534
Interest & other income	8,540	(5,790)	(37,610)	(18,941)
Equity in (earnings) losses of investees	(201,097)	—	64,069	—

Total other expenses	2,728,191	1,842,585	8,686,815	4,781,593

Minority interests	59,009	(3,580,791)	205,541	(3,580,791)

Net loss	$(1,590,562)	$(4,072,177)	$(3,817,986)	$(5,375,114)

See accompanying notes to condensed combined financial statements

FIRST POTOMAC PREDECESSOR
Condensed Combined Statements of Cash Flows
Nine-months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flow from operating activities
Net loss	$(3,817,986)	$(5,375,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,438,438	1,645,767
Amortization of deferred lease liability	(53,420)	—
Equity in losses of investees	64,069	—
Minority interest	(205,541)	3,580,791
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in escrows and reserves	1,573,166	(645,004)
Increase in accounts receivable	(469,159)	(561,954)
Increase in unbilled rent receivable	(174,737)	(699,486)
(Increase) decrease in prepaid expenses and other	(1,180,382)	591,605
(Increase) decrease in tenant security deposits	2,734	(30,047)
Increase in deferred leasing costs	(685,717)	(431,365)
Increase (decrease) in accounts payable and accrued expenses	2,378,190	(185,601)
Increase in accrued interest	827,104	844,941
Increase (decrease) in rent received in advance	(344,577)	89,767

Net cash provided by (used in) operating activities	1,352,182	(1,175,700)

Cash flows from investing activities
Distributions from real estate entities	2,729,209	796,134
Acquisitions of rental property	(922,977)	(400,974)
Acquisition of real estate entities, net of cash assumed	—	(3,911,445)

Net cash provided by (used in) investing activities	1,806,232	(3,516,285)

Cash flows from financing activities
Deferred financing costs	—	(400,000)
Proceeds from debt	982,305	11,967,158
Repayments of debt	(2,831,007)	(2,476,323)
Dividends to shareholders	(169,704)	—
Distributions to partners	(218,556)	(2,000)
Contributions from partners	—	161,027
Proceeds from sale of stock	252,112
Distributions to minority interests	—	(3,713,843)
Redemption of partnership units	—	(271,975)

Net cash provided by (used in) financing activities	(1,984,850)	5,264,044

Net increase in cash	1,173,564	572,059

Cash at beginning of period	670,277	270,565

Cash at end of period	$1,843,841	$842,624

See accompanying notes to condensed combined financial statements

FIRST POTOMAC PREDECESSOR

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

(1) Summary of Significant Accounting Policies

(a) Description of Business

      First Potomac Predecessor is not a legal entity but rather a combination of the following entities that comprised the historical operations for First Potomac Realty Trust:

•	First Potomac Realty Investment Trust, Inc. (Trust, Inc.), the general partner of its operating partnership since 1997;
•	First Potomac Realty Investment Limited Partnership (FPR), its operating partnership; and
•	First Potomac Management, Inc. (FPM), the property management company that managed all of its assets.

      In July 2003, First Potomac Realty Trust (the Trust) was formed as a Maryland real estate investment trust and agreed to merge with Trust, Inc., which was formed in December 1997 to act as the general partner of its operating partnership. The Trust is a self-managed, self-administered real estate investment trust formed to acquire, operate and develop industrial and flex properties in the southern Mid-Atlantic region.

      On October 23, 2003, the Trust completed its initial public offering. The Trust sold 7.5 million common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102.1 million. On November 21, 2003, the Trust sold an additional 1.125 million shares to cover over-allotments resulting in additional net proceeds of $15.6 million. After the initial public offering and acquisitions of Virginia Center and Interstate Plaza that closed October 29, 2003 and December 1, 2003, respectively, the Trust owns a 15-property portfolio consisting of 34 buildings totaling approximately 2.5 million square feet.

      Subsequent to the completion of the offering, the Trust became the sole general partner of the operating partnership, First Potomac Realty Investment Limited Partnership. As the sole general partner of the operating partnership, the Trust has the power and authority to manage and conduct the operating partnership’s activities. The Trust contributed the net proceeds of the IPO and the sale of the over-allotment shares to the operating partnership in exchange for units of limited partnership interest. As of December 1, 2003, the Trust owns an 86% interest in the operating partnership, including general and limited partnership interests. The remaining interests in the operating partnership consist of limited partnership interests that are accounted for as minority interests.

(b) Principles of Combination

      The combined financial statements of First Potomac Predecessor include the financial statements of Trust, Inc., FPR and FPM as these entities were under the common control of a single group of owners, Louis and Douglas Donatelli, father and son (the Control Group). Prior to the initial public offering, and as of September 30, 2003, Trust, Inc. was the sole general partner of FPR. FPM managed all the properties held by FPR. The Control Group owned 80 percent of Trust, Inc., 48 percent of FPR (representing 100 percent of the voting interests) and 64 percent of FPM. The combined entities are referred to as the First Potomac Predecessor in the financial statements. All intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

      The Company recognizes revenue from rentals on a straight-line basis over the life of the respective leases. The unbilled rent receivable represents the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to repay their obligations in determining if unbilled rent receivable is ultimately collectible. The uncollectible portion of unbilled receivables is charged to rental revenues in the period in which the determination is made.

      Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. The Company records a provision for losses on estimated uncollectible accounts receivable based on analysis of risk of loss on specific accounts.

(d) Restricted Cash

      Restricted cash includes reserves for debt service, real estate taxes, insurance, capital items and tenant security deposits.

(e) Deferred Costs

      Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the remaining life of the related leases.

(f) Rental Property

      Rental property is stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings is 39 years, and that of furniture and fixtures is 5 to 15 years.

      If events or changes in circumstances indicate that the carrying value of a rental property may be impaired, the Company assesses impairment based on whether it is probable that estimated undiscounted future cash flows from each individual property are less than its net book value. If a property is impaired, a loss is recorded for the difference between the fair value and net book value of the building.

      The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease incurring depreciation. The Company will classify the loss, together with operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet.

(g) Purchase Accounting for Acquisition of Additional Interests in Real Estate Entities

      Purchase accounting was applied to the assets and liabilities related to real estate entities for which the Company acquired additional interests. Ownership interests acquired from the Control Group are accounted for at their historical cost basis. Acquisitions of ownership interests of other parties are accounted for at fair value. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of the real estate acquired was determined on an as if vacant building basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as if vacant basis was allocated as follows:

•	Origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; and

•	The value of above and below market in-place leases based on the present values (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining noncancelable lease terms, ranging from one to twelve years.

•	The intangible value of tenant or customer relationships.

•	The remainder of the purchase price is allocated to the in-place leases and represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred.

      Effective January 1, 2003, members of Kristina Way Investments, LLC and Newington Terminal, LLC (Kristina Way and Newington, respectively) transferred their ownership interests in Kristina Way and Newington to the Company in exchange for an aggregate of 304,230 units of limited partnership interests of the operating partnership issued at their fair value on the date of transfer of $14.07 per unit. Effective with this transfer, the Company owned a 94.79% interest in Kristina Way and Newington.

      In connection with the acquisition of additional interests in Kristina Way Investments, LLC and Newington Terminal LLC, the Company recorded a liability for the acquired lease obligation of $96,185, and an origination value of leases of $1,985,483. These amounts are included in intangible assets in the accompanying combined balance sheet and are amortized over the remaining lives of the remaining noncancelable lease terms ranging from one to ten years on a lease by lease basis.

      The Trust acquired the remaining minority ownership interests in Kristina Way Investments, LLC and Newington Terminal LLC subsequent to the initial public offering on October 23, 2003. The Trust recorded a liability for the acquired lease obligation of $6,557 and an origination value of leases of $65,336 in connection with these acquisitions.

(h) Investments in Real Estate Entities

      Investments in unconsolidated real estate entities represent equity investments in ventures or partnerships not controlled by the Company. The control factors the Company considers include the ability of other partners or members to participate in or block management decisions. These investments are accounted for using the equity method.

(i) Income Taxes

      The combined companies operate as a limited partnership or have elected to be taxed as subchapter S corporations for federal income tax purposes. As a result, the Company generally is not subject to federal income taxation at the corporate level as taxable income is the direct responsibility of the partners or shareholders. Accordingly, no provision has been made for state or federal income taxes in the accompanying combined financial statements.

      The Trust revoked its S election the day prior to the completion of the initial public offering. The Trust intends to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the short taxable year beginning on the date of the revocation of the S election and ending December 31, 2003. The Trust believes that, commencing with the short taxable year, it will be organized and will operate in such a manner to enable it to qualify for taxation as a REIT under the Internal Revenue Code.

(j) Use of Estimates

      The preparation of the combined financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(k) Application of New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not believe that it is reasonably possible that the adoption of FIN No. 46 will result in the consolidation of any of its equity investees in the future.

      In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, establishing standards for classification and measurement of certain financial instruments with characteristics of both debt and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The FASB recently deferred indefinitely the provisions of SFAS 150 which apply to mandatorily redeemable non-

      controlling minority interests in consolidated entities. The Company adopted the requirements of this standard effective July 1, 2003.

(2) Mortgage Loans and Other Debt

      The Company’s borrowings consisted of the following at September 30, 2003:

Lines of credit, at variable interest rates	$1,226,189
Mortgage debt with interest rates ranging from 6.7% to 8.53% maturing at various dates through October 2012	86,584,555
Mezzanine loans with interest rates ranging from 10% to 15%, maturing in 2007	33,037,103
Notes payable, with rates ranging from 6% to 12%, maturing at various dates through July 2006	1,241,161

$122,089,008

(a) Lines of Credit

      The Company had five lines of credit as of September 30, 2003 as follows:

Borrowing	Amount
Capacity	Outstanding	Interest Rate	Maturity

$200,000	$142,844	Prime +1%	11/17/2005
300,000	83,345	Prime +1%	1/17/2004
300,000	300,000	Prime +0.75%	Due on demand
300,000	300,000	Prime +0.75%	Due on demand
400,000	400,000	Prime + 0.75%	Due on demand

$1,500,000	$1,226,189

      All of the lines of credit were paid in full subsequent to completion of the initial public offering on October 23, 2003.

(b) Mortgage Debt

      The Company’s mortgage debt is recourse solely to specific assets. The Company had nine properties that secured mortgage debt at September 30, 2003. The carrying value of this debt was $86,584,555 at this date.

      Subsequent to the initial public offering on October 23, 2003 and the acquisitions of Interstate Plaza and Virginia Center, the Trust owned 15 properties and assumed $41.1 million mortgage debt.

(c) Mezzanine loans

      As of September 30, 2003, the Company had additional financing in the form of mezzanine loans. Mezzanine loans were secured by the Company’s ownership interests in related subsidiary entities.

      Subsequent to the initial public offering on October 23, 2003, the Trust paid in full all outstanding mezzanine financing.

(d) Notes payable

      In conjunction with a lawsuit settlement during 2002, the Company completed a partial redemption of a partnership interest held by a limited partner in Plaza 500 Limited Partnership. The total redemption amount was $981,734, which represented the fair value of the partnership interest received. The Company paid $300,000 at settlement and issued a note payable for the balance. The note bears interest at a fixed rate of 6% per annum and has an unpaid principal balance of $504,162 at September 30, 2003. The note was scheduled to mature in October 2006.

      The remaining notes payable balance is comprised of notes from various individuals that were executed in third-quarter 2003. These notes bore a fixed rate of interest rate of 12% and had maturities of either December 31, 2003 or June 2006.

      All of the notes payable were paid in full subsequent to completion of the initial public offering on October 23, 2003.

(3) Investments in Real Estate Entities

      As of September 30, 2003, the Company owned certain investments which were accounted for under the equity method of accounting.

      On October 17, 2002, the Company acquired a 67% interest in an entity that owns a non-controlling equity interest in Greenbrier Holding Associates, LLC which owns the Greenbrier Technology Center II and Norfolk Business Center properties which resulted in an effective ownership interest of 55% in Greenbrier Holding Associates, LLC.

      On October 30, 2002, the Company acquired a 58% interest in an entity that owns a non-controlling equity interest in Columbia Holding Associates, LLC which owns the Rumsey Center and Snowden Center properties, which resulted in an effective ownership interest of 48% in Columbia Holding Associates, LLC.

      The debt of these affiliates is non-recourse to and is not guaranteed by the Company. Investments in real estate entities consisted of the following as of September 30, 2003:

	As of September 30, 2003

	Effective
	Ownership	Company’s
	Interest	Investment	Affiliates Debt	Assets

Greenbrier Holding Associates, LLC	55%	$2,228,513	$10,500,000	2 industrial/flex properties
Columbia Holding Associates, LLC	48%	5,651,205	22,000,000	2 industrial/flex properties

		$7,879,718	$32,500,000

      Subsequent to completion of the initial public offering on October 23, 2003, the Trust acquired 100% of the joint venture interests in the entities that owned Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The Trust assumed the $32.5 million mortgage debt outstanding and intends to pay off the $22.0 million mortgage debt in January 2004, the earliest contractual date when the debt can be repaid.

(4) Segment Information

      The Company operates in one segment — industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America.

(5) Supplemental Disclosure of Cash Flow Information

      Supplemental disclosures of cash flow information for the nine months ended September 30, 2003 and 2002 are as follows:

	2003	2002

Cash paid for interest	$7,042,878	$5,954,795
Non-cash investing and financing activities:
Issuance of notes payable related to redemption of units	—	628,228
Redemption of units to settle note receivable	—	52,434
Units issued for notes receivable	—	192,552
Deferral of financing costs due to lender	—	400,000
Issuance of units in exchange for limited partnership interests	2,575,133	—

(6) Subsequent Events

      On October 23, 2003, the Trust completed its initial public offering. The Trust sold 7.5 million common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102.1 million. On November 21, 2003, the Trust sold an additional 1.125 million shares to cover over-allotments resulting in additional net proceeds of $15.6 million.

      On October 30, 2003, the Trust acquired Virginia Center, a 119,672 square foot single-story flex property located in Glen Allen, Virginia, a suburb of Richmond, for $9.6 million. This property was built in 1984 and was 63 percent leased to 10 tenants at acquisition.

      On December 1, 2003, the Trust acquired Interstate Plaza, a 107,320 square foot industrial property located in Alexandria, Virginia for $12.0 million. This property is 100 percent leased to the U.S. Government. The Company assumed a first mortgage loan with a balance of approximately $8.6 million in conjunction with the acquisition of Interstate Plaza.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of First Potomac Realty Trust’s and First Potomac Predecessor’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

      First Potomac Predecessor is not a legal entity but rather a combination of the following entities that comprised the historical operations of First Potomac Realty Trust:

•	First Potomac Realty Investment Trust, Inc. (Trust, Inc.), the general partner of its operating partnership since 1997;
•	First Potomac Realty Investment Limited Partnership (FPR), its operating partnership; and
•	First Potomac Management, Inc. (FPM), the property management company that managed all of its assets.

      In July 2003, First Potomac Realty Trust (the Trust) was formed as a Maryland real estate investment trust and agreed to merge with First Potomac Realty Investment Trust, Inc., which was formed in December 1997 to act as the general partner of its operating partnership. The Trust is a self-managed, self-administered real estate investment trust formed to acquire, operate and develop industrial and flex properties in the southern Mid-Atlantic region.

      This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional common shares; and other risks detailed in the prospectus included in the Company’s Registration Statement on Form S-11 relating to its initial public offering of common shares. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Results of Operations

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

      In September 2002, the Company acquired the controlling interest in the entities that owned four of its properties, Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center, and, as a result, these investments were consolidated as of that date. Third quarter 2003 includes the results of operations from these properties whereas these properties were accounted for under the equity method in third quarter 2002.

Total Revenues

      Rental Revenues. Rental revenues increased $0.7 million, or 29%, to $3.2 million for the three months ended September 30, 2003, compared to $2.5 million for the three months ended September 30, 2002. The increase was primarily due to $1.0 million in revenues related to Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. This increase was partially offset by a $0.1 million reduction in rental revenue at 4212 Technology Court as a result of the bankruptcy of a tenant in 2002 and subsequent termination of its lease.

      Tenant Reimbursement and Other Revenues. Tenant reimbursement and other revenues decreased $0.2 million, or 22%, to $0.8 million for the three months ended September 30, 2003, compared to $1.0 million for the three months ended September 30, 2002. Tenant reimbursement revenues increased $0.3 million as a result of consolidation of Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center, offset by a $0.6 million reduction in non-recurring other revenue in the form of finance and acquisition fees earned by the former management company associated with the refinancing of these properties in third quarter 2002

Total Expenses

      Property Operating. Property operating expenses increased $0.3 million, or 59%, to $0.7 million for the three months ended September 30, 2003, compared to $0.4 million for the three months ended September 30, 2002. This increase was due primarily to expenses incurred at Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      Real Estate Taxes and Insurance. Real estate taxes and insurance were relatively unchanged for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Taxes and insurance increased $0.1 million as a result of expenses incurred at Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. This increase was offset by a slight decline in these expenses at other properties in its portfolio.

      General and Administrative. General and administrative expenses declined $0.3 million, or 30%, to $0.5 million for the three months ended September 30, 2003, compared to $0.8 million for the three months ended September 30, 2002. This decrease was due primarily to higher legal and other professional fees in 2002, partially offset by higher compensation expenses in 2003.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.5 million, or 79%, to $1.2 million for the three months ended September 30, 2003, compared to $0.7 million for the three months ended September 30, 2002. This increase is attributed to the $0.5 million increase in depreciation expense resulting from the inclusion of Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center properties in the consolidated results.

      Interest Expense. Interest expense increased approximately $1.0 million, or 58%, to $2.9 million for the three months ended September 30, 2003, compared to $1.8 million for the three months ended September 30, 2002. Of this increase, $0.6 million was a result of consolidating the mortgage debt encumbering Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. 2003 interest costs also increased by $0.4 million due to higher interest expense on mezzanine financing on Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center and higher line of credit and note payable balances outstanding in third quarter 2003.

      Other Expense. Other expense increased $0.2 million to $0.2 million for the three months ended September 30, 2003, compared to $7,000 for the three months ended September 30, 2002. Of this increase $0.1 million was due to non-passthrough expenses associated with several government tenants at Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. An additional $0.1 million of non-passthrough expenses on the remaining portfolio comprised the remaining increase.

      Equity in Net Income (Loss) from Investment in Real Estate Entities. Equity in the net income (loss) of investees was $0.2 million for the three months ended September 30, 2003, compared to $0 for the three months ended September 30, 2002. In October 2002, the Company acquired an equity interest in the entities that owned Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

      In September 2002, the Company acquired the controlling interest in the entities that owned four of our properties, Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center, and, as a result, these investments were consolidated as of that date. The nine month period ended September 30, 2003 includes the results of operations from these properties, whereas these properties were accounted for under the equity method prior to the acquisition of controlling interest in September 2002.

Total Revenues

      Rental Revenues. Rental revenues increased $4.4 million, or 70%, to $10.6 million for the nine months ended September 30, 2003, compared to $6.2 million for the nine months ended September 30, 2002. This increase was due primarily to the $4.2 million increase in rental revenue related to Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      Tenant Reimbursement and Other Revenues. Tenant reimbursement and other revenues increased $0.6 million, or 35%, to $2.2 million for the nine months ended September 30, 2003, compared to $1.6 million for the nine months ended September 30, 2002. This increase was due to a $1.0 million increase in tenant reimbursement revenue from Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center, offset by a $0.6 million reduction in non-recurring other revenue in the form of finance and acquisition fees earned by the former management company associated with the refinancing of these properties in third quarter 2002.

Total Expenses

      Property Operating. Property operating expenses increased $0.7 million, or 71%, to $1.7 million for the nine months ended September 30, 2003, compared to $1.0 million for the nine months ended September 30, 2002. Of this increase $0.4 million was attributable to the property operating expenses of Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. Building maintenance and common area expenses for the remaining portfolio were also higher due to increased snow removal costs in January and February 2003 and increased occupancy.

      Real Estate Taxes and Insurance. Real estate taxes and insurance increased $0.3 million, or 48%, to $1.0 million for the nine months ended September 30, 2003, compared to $0.7 million for the nine months ended September 30, 2002. This increase was due primarily to $0.3 million in real estate taxes and insurance costs for Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      General and Administrative. General and administrative expenses increased $0.1 million, or 6%, to $1.5 million for the nine months ended September 30, 2003, compared to $1.4 million for the nine months ended September 30, 2002. This increase was due primarily to the $0.1 million in general and administrative costs for Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.7 million, or 106%, to $3.4 million for the nine months ended September 30, 2003 compared to $1.6 million for the nine months ended September 30, 2002. This increase was due to $1.7 million in depreciation and amortization expense for Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      Interest Expense. Interest expense increased $3.9 million, or 80%, to $8.7 million for the nine months ended September 30, 2003, compared to $4.8 million for the nine months ended September 30, 2002. Of this change $2.8 million resulted from the debt financing costs associated with Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. Interest expense from mezzanine indebtedness related to the Company’s investments in Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center properties increased $0.6 million. The remaining increase resulted from higher line of credit and note payable balances outstanding in 2003.

      Other Expense. Other expense increased $0.3 million to $0.4 million for the nine months ended September 30, 2003 from $0.1 million for the nine months ended September 30, 2002 primarily as a result of non-passthrough related expenses associated with several government tenants at Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      Equity in Net Income (Loss) from Investment in Real Estate Entities. Equity in net loss of uncombined entities was $0.1 million for the nine months ended September 30, 2003, compared to $0 for the nine months ended September 30, 2002. The equity in net loss in 2003 represented the equity investment in the entities that owned Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center.

Cash Flows

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

      Cash was $1.8 million and $0.8 million at September 30, 2003, and September 30, 2002, respectively.

      Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2003, compared to net cash used in operating activities of $1.2 million for the nine months ended September 30, 2002. The increase was due primarily to the $2.6 million increase in and timing of payments for trade accounts payable and accrued expenses and the $3.8 million decrease in minority interest for the nine months ended September 30, 2003 compared to the same period in 2002. In addition, depreciation and amortization expense increased $1.8 million for the nine months ended September 30, 2003 as a result of consolidation of Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2003 compared to net cash used in investing activities of $3.5 million for the nine months ended September 30, 2002. This increase was primarily the result of 2003 distributions from investments in Rumsey Center, Snowden Center, and Greenbrier Technology Center II and Norfolk Business Center. In 2002, the Company used $3.9 million to acquire interests in the entities that owned Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

      Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $5.3 million for the nine months ended September 30, 2002. This change is due primarily to net proceeds from debt of $12.0 million for the nine months ended September 30, 2002, to finance Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, compared to $1.0 million of debt proceeds for the nine months ended September 30, 2003. In addition, there were no distributions to minority interests for the nine months ended September 30, 2003 compared to $3.7 million for the nine months ended September 30, 2002.

FIRST POTOMAC REALTY TRUST
PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
 For the nine months ended
September 30, 2003
(Unaudited)

	First Potomac		Greenbrier &	Crossways &
	Predecessor		Columbia	Newington
	Historical	Debt Paydown	Acquisition	Acquisition	Other

Operating Revenues
Rental revenues	$10,582,122	$—	$3,856,568	$(40,266)	$—
Tenant reimbursements	2,184,915	—	501,183	—	—

	12,767,037	—	4,357,751	(40,266)	—

Operating expenses

Property operating	1,702,376	—	846,010	—	—
Real estate taxes & insurance	1,040,829	—	418,613	—	—
General & administrative	1,548,556	—	—	—	590,000
Depreciation & amortization	3,385,018	—	2,322,844	428,121	—
Other	426,970	—	—	—	—

	8,103,749	—	3,587,467	428,121	590,000

Net operating income (loss)	4,663,288	—	770,284	(468,387)	(590,000)

Other expenses (income)

Interest income	(37,610)	—	(31,662)	—	—
Interest expense	8,660,356	(3,106,743)	(305,069)	—	—
Equity in net (income) loss of real estate investees	64,069	—	(64,069)	—	—
Minority interest	(205,541)	—	225,090	(19,549)	(5,881)

Net income (loss)	$(3,817,986)	$3,106,743	$945,994	$(448,838)	$(584,119)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Interstate Plaza &	Pro Forma Before		Pro Forma First
	Virginia Center	Additional Debt	Additional Debt	Potomac Realty
	Acquisitions	Paydown	Paydown	Trust

Operating Revenues
Rental revenues	$1,673,335	$16,071,759	$—	$16,071,759
Tenant reimbursements	143,212	2,829,310	—	2,829,310

	1,816,547	18,901,069	—	18,901,069

Operating expenses
Property operating	239,455	2,787,841	—	2,787,841
Real estate taxes & insurance	70,853	1,530,295	—	1,530,295
General & administrative	—	2,138,556	—	2,138,556
Depreciation & amortization	541,791	6,677,774	—	6,677,774
Other	11,580	438,550	—	438,550

	863,679	13,573,016	—	13,573,016

Net operating income (loss)	952,868	5,328,053	—	5,328,053
Other expenses (income)
Interest income	—	(69,272)	—	(69,272)
Interest expense	479,129	5,727,673	(761,779)	4,965,894
Equity in net (income) loss of real estate investees	—	—	—	—
Minority interest	65,850	59,969	—	59,969

Net income (loss)	$407,889	$(390,317)	$761,779	$371,462

Pro Forma Operating Results

      The pro forma condensed consolidated statements of operations of the Trust for the nine months ended September 30, 2003 are based on the combined historical statements of operations of the Predecessor adjusted for completed acquisitions, completed and anticipated debt reductions and the initial public offering completed on October 23, 2003.

      The pro forma Condensed Statements of Operations for the nine months ended September 30, 2003 assumes that all of the following occurred on January 1, 2003:

•	Initial public offering of 7.5 million common shares at $15.00 per share, with net proceeds of $102.1 million;
•	Issuance of 1.125 million common shares at $15.00 per share to cover over-allotments, with net proceeds of $15.6 million;
•	Acquisition of capital interests in FPM Management, LLC;
•	Exchanges of ownership interests in various entities that owned interests in several properties;
•	Repayment of approximately $63.6 million in debt; and
•	Acquisitions of Virginia Center and Interstate Plaza. The Trust purchased these investments on October 29, 2003 and December 1, 2003, respectively.

Capital Resources and Liquidity

      The Trust utilized a portion of the net proceeds from the initial public offering on October 23, 2003 to repay approximately $35.5 million of outstanding mezzanine debt associated with several of its properties. The Trust also used approximately $2.1 million to repay amounts outstanding under unsecured lines of credit and various notes payable. The Trust believes that external sources of capital will continue to be available through unsecured lines of credit and selling additional common shares. Funds obtained through external sources would be used primarily to finance acquisitions.

      The Trust expects to meet short-term liquidity requirements generally through net cash provided by operations, working capital, net proceeds from the offering and, if necessary, drawing upon its revolving credit facility once it has been put in place.

      The Trust has a commitment for a three-year $40 million secured revolving credit facility that will bear interest at LIBOR plus 190 to 250 basis points. The facility will have a one-year extension option, and the Trust will have the option to increase the facility by $20 million. Availability under this facility is based upon the value of unencumbered assets pledged to secure the facility and therefore subject to the Company’s ability to provide unencumbered assets as collateral. The Trust currently owns one unencumbered property, Virginia Center, which can be pledged as collateral under the line of credit. The Trust expects that the revolving credit facility will be in place by the end of December 2003.

      The Trust intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, and the issuance of equity and debt securities. The Trust also intends to fund property acquisitions and other non-recurring capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, as well as potentially raising equity through joint ventures. The Trust could also issue units of partnership interest in its operating partnership to fund a portion of the purchase prices for some of its future property acquisitions.

Commitments

Consolidated Indebtedness Outstanding After the Offering

      The following table sets forth certain information with respect to indebtedness outstanding subsequent to completion of the October 23, 2003 offering, related acquisitions and repayment of certain outstanding debt.

		Principal Balance
Encumbered Properties	Interest Rate	September 30, 2003	Annual Debt Service	Maturity Date	Balance at Maturity

(in thousands)
Fixed Rate Debt
	7.26%	$39,403	$3,429	12/11/07	$36,784
Plaza 500
Van Buren Business Park
6600 Business Parkway
13129 Airpark Road
4200 Tech Court	8.07%	1,840	168	10/1/09	1,703
4212 Tech Court	8.53%	1,783	169	6/1/10	1,653
Crossways Commerce Center	6.70%	26,710	2,087	10/1/12	23,314
Newington Business Park
Center	6.70%	16,849	1,316	10/1/12	14,706
Interstate Plaza[1]	7.45%	8,575	726	1/1/07	8,237

		$95,160	$7,895		$86,397
Floating Rate Debt
Greenbrier/Norfolk	LIBOR+2.45%	$10,500	$375	11/30/05	$10,500
Rumsey/Snowden	LIBOR+2.57%[1]	22,000	1,005	12/31/05	22,000

		32,500	1,380		32,500
Pro Forma Total[2]		$127,660	$9,275		$118,897

[1]	The Trust acquired Interstate Plaza on December 1, 2003

[2]	Before repayment of the $22.0 million mortgage debt encumbering Rumsey Center and Snowden Center anticipated in January 2004, the earliest contractual date when the debt can be repaid.

      All of the outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company met as of September 30, 2003. The Company is also subject to cash management agreements with most of the mortgages. These agreements require that income generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

Funds From Operations

      Investors in and analysts following the real estate industry utilize funds from operations (“FFO”) as a supplemental performance measure. While the Trust believes net income available to common shareholders as defined by GAAP is the most appropriate measure, management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets.

      As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be viewed as an alternative measure of the Trust’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Trust’s properties, which are significant economic costs that could materially impact the Trust’s results of operations.

      The following table presents a reconciliation of its pro forma net income to pro forma funds from operations for the nine months ended September 30, 2003.

Pro Forma Funds From Operations
Nine Months Ended
September 30, 2003
(in thousands)
Pro Forma Net Income	$371
Add: Real estate depreciation and amortization	6,678
Add: Minority Interest	60

Pro Forma FFO	$7,109

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. The Company uses derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.

      Upon completion of the initial public offering on October 23, 2003, the Company paid off various debts outstanding and also assumed debts associated with the acquisition of Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center. The Company has $32.5 million in variable rate debt, or 25%, of the total $127.7 million debt outstanding on a pro forma basis as of September 30, 2003. The Company intends to pay off $22.0 million of this variable rate debt in January 2004 which is the earliest contractual date at which this mortgage debt can be repaid.

      For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Trust. The Trust estimates the fair value of mortgage debt outstanding at September 30, 2003 to be $87.9 million compared to the $86.6 million carrying value at that date.

      The Company has interest rate protection, or “cap,” agreement in the notional amount of $32.5 million of indebtedness providing that the maximum rate payable, or cap, attributable to the LIBOR portion, exclusive of the spread is 5% through November and December 2005. Any increases in LIBOR in excess of approximately 400 basis points would have no impact on interest expense as the interest rate protection agreement caps LIBOR at a 5% maximum rate.

ITEM 4: CONTROLS AND PROCEDURES

      The Company has adopted and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      The Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

      There have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

(d)  On October 23, 2003, the Trust completed its initial public offering, selling 7.5 million common shares of beneficial interest at $15.00 per share, $0.001 par value, raising net proceeds of approximately $102.1 million. On November 21, 2003, the Company sold an additional 1.125 million shares to cover over-allotments. The shares were purchased at the initial offering price of $15.00 per share resulting in additional net proceeds of $15.6 million.

      The common shares of beneficial interest sold in the offering were registered under the Securities Act of 1934, as amended, on a Registration Statement on Form S-11 (Registration No. 333-107172) that was declared effective by the Securities and Exchange Commission on October 23, 2003.

      Of the aggregate net proceeds from the IPO (including the shares issued to cover over allotments) of approximately $117.7 million, approximately $59 million was used to repay outstanding debt (including accrued interest and prepayment fees), to acquire joint venture interests held by an institutional partner in the Trust’s properties and to acquire Virginia Center and Interstate Plaza. The remaining proceeds will be used for the purposes described in the Company’s Registration Statement on Form S-11 relating to the IPO.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(b) Reports on Form 8-K

The Company did not file any Form 8-Ks for the quarter ended September 30, 2003:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2003	/s/ Douglas J. Donatelli Douglas J. Donatelli President and Chief Executive Officer

Date: December 5, 2003	/s/ Barry H. Bass Barry H. Bass Senior Vice President and Chief Financial Officer