Form 10-K
period 2003-12-31
FIRST POTOMAC REALTY TRUST
filed 2004-03-30
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number 1-31824

FIRST POTOMAC REALTY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7200 Wisconsin Avenue, Suite 310
Bethesda, MD
(Address of principal executive offices)

20814
(Zip Code)

(301) 986-9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares of beneficial interest, $0.001 par value per share	New York Stock Exchange
(Title of Class)	(Name of Exchange upon
Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☐  NO ☒

The aggregate market value of the registrant’s Common Shares of beneficial interest, $0.001 par value per share, at December 31, 2003, held by those persons deemed by the registrant to be non-affiliates was approximately $161,801,160.

As of March 25, 2004, there were 8,634,000 Common Shares of beneficial interest, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

PART I

ITEM 1: BUSINESS

Overview

     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust (“REIT”). The Company owns and operates industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code.

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc., the general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of, and owns an 86.1% interest in, the Operating Partnership.

     The Company closed its initial public offering on October 28, 2003 and raised net proceeds of approximately $118 million. The Company used a portion of the proceeds to repay $31 million in debt, including prepayment fees, acquire remaining joint venture interests in four of the Company’s properties and acquire four additional properties for $67.8 million, including the assumption of approximately $8.6 million of indebtedness. At December 31, 2003, the Company’s net investment in properties was $208.3 million, consisting of 17 properties totaling approximately 2.9 million square feet. The Company focuses on acquiring properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of December 31, 2003, the Company’s properties were approximately 89% leased to a total of 157 tenants. The Company’s largest tenant is the U.S. Government, which leases approximately 525,000 square feet under 14 leases, representing approximately 25% of the Company’s annualized base rent as of December 31, 2003.

     The Company’s senior management team averages more than 20 years of real estate experience in the Washington, D.C. metropolitan area. All of the members of our senior management team are natives of the areas where our properties are located, and all of our employees live and work in the region.

Narrative Description of Business

Business Strategy

     The Operating Partnership was formed in 1997 to utilize the Company management’s knowledge of and experience in the southern Mid-Atlantic real estate market to seek to create the leading industrial and flex property owner in the region. The Company believes that the large number of properties meeting its investment criteria and the fragmented ownership of industrial and flex property in the region create an opportunity for it to achieve this goal.

     The Company’s acquisition strategy focuses on industrial and flex properties in its target markets that generally meet the following investment criteria:

•	50,000 to 500,000 square feet;

•	established locations;

•	high occupancy rates, but ideally with some lease expirations in the first three years after acquisition;

•	below-market rents; and

•	absentee ownership

     The Company also targets properties that it believes can be converted, in whole or in part, to a higher use. With flex property in particular, the Company has found that, over time, the property can be improved by converting space that is primarily warehouse space into space that contains more office use. Because office rents are generally higher than warehouse rents, the Company has been able to add revenue and value by converting space as market demand allows.

     The Company uses its contacts, relationships and local market knowledge to identify and opportunistically acquire industrial and flex properties in its target markets. The Company also believes that its reputation for professional property management allows it to attract high-quality tenants to the properties that it acquires, enabling the Company to increase the properties’ profitability and value.

Competitive Advantages

     The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, including:

•	Experienced Management Team. The Company’s senior management team averages more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

•	Focused Strategy. The Company is the only publicly traded REIT focused exclusively on industrial and flex properties in the southern Mid-Atlantic region, one of the largest, most stable markets for assets of this type.

•	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less sophisticated owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates, frequent acquisition opportunities, and strong tenant bases, according to Delta Associates, a market research firm. The Company believes that additional U.S. Government spending for national defense and homeland security will continue to increase demand for industrial and flex space in its markets by both U.S. Government agencies and government contractors working on related projects.

•	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•	Favorable Lease Terms. As of December 31, 2003, 121 of the Company’s 191 leases (representing 64% of the leased space in our portfolio) are triple net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for rent growth through contractual rent increases.

•	Tenant Mix. As of December 31, 2003, the Company’s tenants included the U.S. Government (25% of its annualized base rent), government contractors (21%), Fortune 500 companies (11%) and more than 100 additional smaller tenants, most of which hold leases covering less than 15,000 square feet (43%). The Company believes its current tenant base provides a desirable mix of stability, diversity and growth potential.

     The Company had 25 employees as of March 19, 2004. The Company believes relations with its employees are good.

Management Team

     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position
Douglas J. Donatelli	42	President, Chief Financial Officer and Trustee
Douglas J. Donatelli is a co-founder of the Company and has served as President, Chief Executive Officer and Trustee since its founding. Prior to 1997, Mr. Donatelli served as Executive Vice President of Donatelli & Klein, Inc. (“D&K”) and President of D&K Management, D&K’s property management subsidiary, where he oversaw all of the major operational aspects of D&K’s property ownership activities. From 1985 to 1991, Mr. Donatelli also served as President of D&K Broadcasting, a communications-related subsidiary of D&K that owned Fox-network affiliated television stations. Mr. Donatelli holds a Bachelor of Science degree in Business Administration from Wake Forest University and is a member of the Urban Land Institute and National Association of Real Estate Investment Trusts.

Name	Age	Position
Nicholas R. Smith	39	Executive Vice President, Chief Investment Officer
Nicholas R. Smith is one of the founders of the Company and has served as the Executive Vice President and Chief Investment Officer since the founding. He has over 15 years experience in commercial real estate in the Washington, D.C. area, including seven years with D&K and D&K Management. Prior to joining D&K, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in McLean, Virginia and Transwestern/Carey Winston (formerly Barrueta & Associates, Inc.) a Washington-based commercial real estate brokerage and property management firm. Mr. Smith is a graduate of the Catholic University of America. He is a member of the District of Columbia Building Industry Association, the National Association of Industrial and Office Parks and the Urban Land Institute.

Barry H. Bass	40	Senior Vice President, Chief Financial Officer
Barry H. Bass is the Senior Vice President and Chief Financial Officer. Prior to joining the Company in 2002, Mr. Bass was a senior member of the real estate investment banking group of Legg Mason Wood Walker, Inc. where he advised a number of public and private real estate companies in their capital raising efforts. Prior to that, Mr. Bass was Executive Vice President of the Artery Organization in Bethesda, Maryland, an owner and operator of real estate assets in the Washington, D.C. area, and prior to that a Vice President of Winthrop Financial Associates, a real estate firm with over $6 billion of assets under management, where he oversaw the Company’s asset management group. Mr. Bass is a cum laude graduate of Dartmouth College and is a member of the National Association of Real Estate Investment Trusts.

James H. Dawson	45	Senior Vice President, President of First Potomac Management, Inc.
James H. Dawson is the Senior Vice President. From 1998 until June 2003, Mr. Dawson served as Senior Vice President of First Potomac Management, Inc., coordinating the Company’s management and leasing activities. Prior to joining First Potomac Management, Inc., Mr. Dawson spent 18 years with Reico Distributors, a large user of industrial and flex product in the Baltimore/Washington corridor. At Reico, he was responsible for the construction and management of the firm’s warehouse portfolio. Mr. Dawson received his Bachelor of Science degree in Business Administration from James Madison University and is a member of the Northern Virginia Board of Realtors, the Virginia State Board of Realtors and the Institute of Real Estate Management.

Kyung Rhee	43	Senior Vice President, Tax and Asset Management
Kyung Rhee is the Senior Vice President, Tax and Asset Management. Ms. Rhee joined the Company at its inception from D&K, where she served as Vice President-Finance and Controller from 1993 to 1997. Prior to joining D&K, she was with First Washington Realty, Inc., in Bethesda, Maryland, and before that, she was with Lee Development Group, Inc., a real estate development and management Company in Silver Spring, Maryland. Ms. Rhee received a Bachelor of Science degree in Accounting from the University of Maryland and a Masters degree in Taxation from American University. She is a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants.

Michael H. Comer	38	Vice President, Chief Accounting Officer
Michael H. Comer has been the Vice President, Chief Accounting Officer since August 2003. Prior to joining the Company, Mr. Comer was Controller at Washington Real Estate Investment Trust (WRIT), a Washington, D.C.-based, diversified real estate investment trust, where from 1999 to 2003 he was responsible for overseeing the Company’s accounting operations and its internal and external financial reporting. Prior to his tenure at WRIT, he was a manager in corporate accounting at The Federal Home Loan Mortgage Corp., and, prior to that position, was with KPMG, LLP in Washington, D.C. where he performed audit, consultation and advisory services from 1990 to 1994. He is a CPA and a graduate of the University of Maryland where he received a Bachelor of Science in Accounting. Mr. Comer is a member of the American Institute of Certified Public Accountants and a member of the National Association of Real Estate Investment Trusts.

The Company’s Market

     Ownership of industrial and flex properties in the southern Mid-Atlantic region is highly fragmented. According to a report by Delta Associates, a real estate market research firm, the southern Mid-Atlantic region contains more than 470 million square feet of industrial and flex property, which the Company estimates has an aggregate fair market value of more than $25 billion based on its knowledge of comparable per square foot sale prices of these property classes in this region. According to CoStar Group, a real estate market research firm, these properties are owned by hundreds of different owners, ranging from large institutional investors to small investors and owner/occupants, with no single owner holding a significant share of the property market. For example, in the Washington, D.C. metropolitan area, the largest owner of industrial and flex property owns approximately 1.5% of the industrial and flex market by square footage, and the top five owners own less than 6% of the market in the aggregate.

     The Washington, D.C. metropolitan area has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. metropolitan area also boasts one of the most stable economies in the country, primarily attributable to the presence of the U.S. Government and the private contractors that service the U.S. Government. The private sector is supported by the procurement spending of the U.S. Government, which has enhanced the area’s technology industry and tempered the negative impact of national economic cycles. The Washington, D.C. area is the country’s sixth largest metropolitan area in population, fifth in jobs and fourth in economic output according to Delta Associates.

     The Company’s other primary markets are Hampton Roads, Virginia, the regional name given to the Norfolk–Virginia Beach–Newport News metropolitan area, Baltimore, Maryland and Richmond, Virginia. Hampton Roads is home to the largest military station in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. The Baltimore metropolitan area, with 156 million square feet of industrial space, has recently strengthened its position as a major trade and distribution center with strong employment growth in wholesale and retail trade. Richmond, the capital of Virginia, is strategically located in the middle of the eastern seaboard, equidistant between Boston and Atlanta.

     Recent increased U.S. Government spending relating to national defense, including increased military and defense spending by the Department of Defense and the creation of the Department of Homeland Security, has begun to benefit the industrial and flex markets in the southern Mid-Atlantic region, and the Company believes that additional defense and homeland security related spending will continue to create further demand for industrial and flex property in its markets.

Environmental Matters

     Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties for their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment on a property.

     Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of the new regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which the Company has invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

     Prior to closing any property acquisition, if appropriate, the Company obtains such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally may include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs. The Company may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where the Company’s consultants recommend such procedures.

     The Company believes that its properties are in compliance in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of its properties.

     Portions of the soil and groundwater under the Newington Business Park Center in Lorton, Virginia have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. The Virginia Department of Environmental Quality (DEQ), the state agency that regulates underground storage tanks, ordered the third-party to cleanup the petroleum product contamination. A treatment system that was designed to capture contamination from both the adjacent property and the site now owned by the Company was installed and operated. The case was closed by the DEQ after risk-based levels of contamination were obtained but re-opened when free petroleum product was again found on top of the groundwater under the site. The third-party owner paid for further removal of free petroleum product directly from two groundwater wells at the site and subsequently requested closure of the case. This request is pending before the DEQ. The Company believes liability for future cleanup, if any, of this subsurface contamination most likely will be imposed on the third-party owner of the leaking underground storage tank and not the Company.

Availability of Reports

     A copy of this annual report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, on its Internet Web site (www.first-potomac.com). All of these reports are made available on the Company’s Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The Company’s Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Governance Committees are also available on the Company’s Web site at www.first-potomac.com, and are available in print to any shareholder upon request in writing to First Potomac Realty Trust, c/o Investor Relations, 7200 Wisconsin Avenue, Suite 310, Bethesda, MD 20814. The information on the Company’s Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing it makes with the Securities and Exchange Commission.

ITEM 2: PROPERTIES

     As of December 31, 2003 the Company owned the following 17 properties totaling approximately 2.9 million square feet:

Consolidated Properties

							Occupancy at
		No. of		Year of	Square	Annualized	December 31,
Property	Property Type	Bldgs.	Location	Acquisition	Footage	Rent	2003[1]	Primary Tenants
Plaza 500	Multi-tenant industrial	2	Alexandria, VA	1997	505,945	$4,982,037	97%	U.S. Govt.; Carolina Holdings
Van Buren Business Park	Flex	5	Herndon, VA	1997	109,233	1,335,053	75%	U.S. Government
6600 Business Parkway	Single-tenant industrial	1	Elkridge, MD	1997	172,200	948,365	100%	Paratek Microwave
13129 Airpark Road	Multi-tenant industrial	1	Culpeper, VA	1997	150,400	310,320	66%	Anteon; Visteon
4200 and 4212 Technology Court	Flex	2	Chantilly, VA	1998	64,064	787,124	91%	First Data
Newington Business Park Center	Multi-tenant industrial	7	Lorton, VA	1999	254,114	2,195,005	100%	Advance Med
Crossways Commerce Center I	Multi-tenant industrial	1	Chesapeake, VA	1999	348,615	1,672,304	100%	Fibertek
Crossways Commerce Center II	Flex	2	Chesapeake, VA	1999	147,736	1,467,443	100%	AMSEC
Coast Guard Building	Flex	1	Chesapeake, VA	1999	61,992	947,738	100%	REICO Distributors
Snowden Center	Flex	4	Columbia, MD	2002	140,438	1,712,774	92%	U.S. Government
Rumsey Center	Flex	4	Columbia, MD	2002	134,654	1,328,912	88%	Dataline
Greenbrier Technology Center II	Flex	1	Chesapeake, VA	2002	79,684	1,144,658	96%	Urban Engineering & Associates
Norfolk Business Center	Flex	1	Norfolk, VA	2002	90,448	810,342	100%	Smurfit-Stone Container
Interstate Plaza	Single-tenant industrial	1	Alexandria, VA	2003	107,320	1,262,268	100%	U.S. Government
Alexandria Corporate Park	Multi-tenant industrial	1	Alexandria, VA	2003	278,130	3,798,971	68%	U.S. Government, CACI
6251 Ammendale Road	Flex	1	Beltsville, MD	2003	86,818	501,437	38%	Lockheed Martin
Virginia Center	Flex	1	Glen Allen, VA	2003	119,672	822,218	63%	Service Partners, GAC National, DaimlerChrysler

Total/Average		36			2,851,463	$26,026,971	89%

[1] Occupancy percentage includes leases executed as of December 31, 2003 that commence in future periods.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not involved in any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during the fourth quarter of this fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In conjunction with the completion of the Company’s initial public offering, the Company’s Common Shares began trading on the New York Stock Exchange under the symbol “FPO.” As of December 31, 2003, there were 32 shareholders of record and an estimated 4,792 beneficial owners.

     The following table sets forth the high and low closing prices for the Company’s Common Shares from the start of trading on October 23, 2003 through December 31, 2003.

October 23, 2003 through December 31, 2003:
High	$18.85
Low	$15.50

     The Company paid no dividends during the fourth quarter of 2003.

Use of Proceeds from Initial Public Offering

     The Company closed its initial public offering on October 28, 2003 and raised net proceeds of approximately $118 million. The Company used a portion of the proceeds to repay $31 million in debt, including prepayment fees, acquire remaining joint venture interests in four of the Company’s properties and acquire four additional properties for $67.8 million, including the assumption of approximately $8.6 million of indebtedness. The Company had approximately $11 million in proceeds remaining at December 31, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

	Number of Securities to be		Number of Securities
	Issued upon Exercise of	Weighted-Average Exercise	Remaining Available for Future
	Outstanding Options, Warrants	Price of Outstanding Options,	Issuance Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plan
Equity compensation plans approved by security holders	505,000	$15.00	398,800
Equity compensation plans not approved by security holders	—	—	—

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial and operating information. The financial information has been derived from the consolidated balance sheet and statement of operations of the Company and the combined balance sheets and the statements of operations of First Potomac Predecessor, the designation for the entities comprising the Company’s historical operations prior to the closing of the initial public offering. The historical operations include the activities of First Potomac Realty Investment Limited Partnership (the “Operating Partnership”), First Potomac Realty Investment Trust, Inc. (the predecessor general partner of the Operating Partnership) and First Potomac Management, Inc.

     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Rental revenue and tenant reimbursements	$18,362,769	$11,513,274	$9,668,041	$10,646,335	$10,676,938
Loss from continuing operations	(10,143,228)	(6,125,531)	(2,547,257)	(357,507)	(1,771,857)
Loss per share from continuing operations – basic and diluted	$(0.73)[1]	$—	$—	$—	$—
Balance Sheet Data:
Total assets	$244,148,008	$126,592,422	$72,246,109	$70,799,641	$72,306,762
Mortgage loans and other debt	127,840,126	123,937,710	64,140,016	60,680,473	60,007,952
Shareholders’ equity and partners’ capital	92,132,389	(1,324,563)	6,361,764	9,106,118	10,348,872
Dividends paid per share	—	—	—	—	—

[1] Loss per share from continuing operations is calculated based upon the loss incurred subsequent to the closing of the initial public offering on October 28, 2003 through December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s and the First Potomac Predecessor’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K. The discussion and analysis is derived from the combined consolidated operating results and activities of First Potomac Realty Trust.

     The Company is a self-managed, self-administered Maryland real estate investment trust (“REIT”). The Company owns and operates industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region.

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc., the general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of and owned an 86.1% interest in the Operating Partnership at December 31, 2003. The Company closed on its initial public offering on October 28, 2003.

     First Potomac Predecessor is not a legal entity but rather a combination of the following entities that comprised the historical operations of First Potomac Realty Trust:

•	First Potomac Realty Investment Trust, Inc., the general partner of its Operating Partnership since 1997;

•	First Potomac Realty Investment Limited Partnership, its Operating Partnership; and

•	First Potomac Management, Inc., the property management company that managed all of its assets.

Forward Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional Common Shares; and other risks detailed on pages 20 through 29 of this Annual Report. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Critical Accounting Policies and Estimates

     The Company’s consolidated and combined financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements. The Company’s critical accounting policies relate to revenue recognition, including evaluating the collectibility of accounts receivable, impairment of long-lived assets and purchase accounting for acquisitions of real estate.

     The following section is a summary of certain aspects of these critical accounting policies.

Revenue Recognition

     Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. Accrued straight-line rents included in the Company’s consolidated and combined balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. The

Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by it. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants.

     The Company must make estimates related to the collectibility of its accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income because a higher bad debt allowance would result in lower net income.

Investments in Real Estate and Real Estate Entities

     Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

     Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	39 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	5 to 15 years

     The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to record on an annual basis with respect to its rental properties. These assessments have a direct impact on the Company’s net income because if it were to shorten the expected useful lives of its rental properties, the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

     When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, the Company reviews the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate, including indirect investments in real estate through entities which the Company does not control and which it accounts for using the equity method of accounting. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income.

     The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly used by appraisers.

Purchase Accounting

     The Company is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting adjustments recorded related to rental properties and additional interests in real estate entities acquired by it. These assessments include allocating the purchase price of real estate acquired to the fair value of the building, land, tenant improvements, in place leases and other intangibles.

     The Company allocates the components of real estate acquisitions using relative fair values computed that are based on its estimates and assumptions. These estimates and assumptions affect the amount of costs allocated between land, building, tenant improvements, furniture, fixtures and equipment and certain intangible assets. These allocations also impact depreciation expense and gains or losses recorded on sales of real estate. The Company also values in-place operating leases carrying rents above or below market as of the date of the acquisition; it then amortizes such values over the lives of the related leases. The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangibles.

Results of Operations

     Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

     The results of operations for the year ended December 31, 2003, are based on the combined historical statements of operations of the First Potomac Predecessor prior to the closing of the Company’s initial public offering on October 28, 2003, and the Company’s earnings and activities subsequent to that date through December 31, 2003.

     The Company acquired four properties in fourth quarter 2003 subsequent to the closing of its initial public offering: Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road. Virginia Center and Interstate Plaza were acquired on October 29, 2003 and December 1, 2003, respectively, and Alexandria Corporate Park and 6251 Ammendale Road were acquired in late December.

     In October 2003, the Company acquired the remaining joint venture interest in the entities that owned interests in Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center. Acquisition of these ownership interests increased the Company’s ownership to 100 percent of the interests in these properties, and it therefore began consolidating the results of operations of these activities effective November 1, 2003. Prior to this date, and throughout all of 2002, the Company accounted for its interests in these properties using the equity method of accounting.

     In September 2002, the Company acquired the controlling interest in the entities that owned four of its properties, Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center, and, as a result, it began consolidating these properties as of that date. As a result, the year ended December 31, 2003 includes the results of operations from these properties, whereas these properties were accounted for under the equity method in 2002 prior to the acquisition of the controlling interest in September 2002.

     Total Revenues

     Rental revenue is summarized as follows:

	Years Ended December 31,			Percent
	2003	2002	Increase	Change
Rental income	$15,341,194	$9,844,553	$5,496,641	56%
Tenant reimbursements	$3,021,575	$1,668,721	$1,352,854	81%

     Rental Revenues

     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and lease termination fees. The $5,496,641 increase in rental income in 2003 was due primarily to the consolidation of Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center and a 15.6% growth in average rental rates on new leases and 12.2% increase on renewal leases for leases executed during the year ended December 31, 2003. The Company anticipates overall contractual rent to continue to increase in 2004 as a result of new leasing activity and releasing space at higher rates than those in effect under expiring leases. Additionally, the consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the acquisitions of Virginia Center and Interstate Plaza, which all occurred in the fourth quarter of 2003, contributed to the remaining increase in rental revenue from 2002 to 2003.

     Occupancy at the Company’s properties owned prior to the initial public offering, was 94% at December 31, 2003 compared to 92% at December 31, 2002. Occupancy at the four properties acquired in the fourth quarter of 2003 subsequent to the initial public offering was 68%, bringing our overall portfolio occupancy to 89% at December 31, 2003.

     Tenant Reimbursement and Other Revenues. Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants, as well as incidental other revenues such as late fees. The $1,352,954 increase in 2003 from 2002 was primarily due to the consolidation of Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center in September 2003. The consolidation of

Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the acquisitions of Virginia Center and Interstate Plaza in the fourth quarter of 2003, also contributed to the remaining increase in tenant reimbursement and other revenue from 2002 to 2003.

Total Expenses

     Property Operating Expenses

     Property operating expenses are summarized as follows:

	Years Ended December 31,			Percent
	2003	2002	Increase	Change
Property operating expense	$3,338,647	$1,541,627	$1,797,020	117%
Real estate taxes and insurance	$1,573,812	$1,098,457	$475,355	43%

     Property Operating. The $1,797,020 increase in property operating expenses in 2003 from 2002 was due primarily to the property operating expenses of Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center whose operations the Company began to consolidate in September 2002. Building maintenance and common area expenses were also higher due to increased snow removal costs in January and February 2003 and increased occupancy, which affects variable costs, such as utilities and janitorial expenses. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the acquisitions of Virginia Center and Interstate Plaza in the fourth quarter of 2003, caused the majority of the remaining increase in operating expenses from 2002 to 2003.

     Real Estate Taxes and Insurance. Real estate taxes and insurance increased $475,355 in 2003 compared to 2002. This increase was due primarily to real estate taxes and insurance costs for Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the acquisitions of Virginia Center and Interstate Plaza in the fourth quarter of 2003, also contributed to the increase in real estate taxes and insurance from 2002 to 2003. The Company also experienced higher real estate taxes at the majority of its properties as a result of higher assessed values in 2003. The cost to insure its properties also increased in 2003, and the Company expects the trend of higher real estate taxes and insurance premiums to continue in 2004.

     General and Administrative

     General and administrative expenses are summarized as follows:

	Years Ended December 31,			Percent
	2003	2002	Increase	Change
General and administrative	$4,306,466	$2,314,421	$1,992,045	86%

     General and administrative expenses increased in 2003 from 2002 due primarily to a $1,400,000 charge arising from the acquisition of FPM Management, LLC’s in-place workforce subsequent to the initial public offering. FPM Management, LLC is a wholly-owned subsidiary of First Potomac Management, Inc., the entity that managed the Company’s properties prior to the initial public offering. This $3,500,000 acquisition was accounted for as a business combination, and $2,100,000 of the purchase price was allocated to the value of the acquired in-place workforce, and the remaining $1,400,000 was treated as a termination charge related to extinguishment of the acquired management contracts. Other increases in general and administrative expenses in 2003 are due to $151,000 of compensation expense for common share awards and for Common Shares issued at below market prices, increased personnel resulting in additional compensation expense and increased investor and shareholder related costs associated with being a publicly held company.

     Depreciation and Amortization Expense

     Real estate depreciation and amortization expenses are summarized as follows:

	Years Ended December 31,			Percent
	2003	2002	Increase	Change
Depreciation and amortization expense	$5,128,079	$2,639,058	$2,489,021	94%

     Depreciation and amortization expense increased $2,489,021 in 2003 from 2002 due primarily to depreciation and amortization expense for Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the acquisitions of Virginia Center and Interstate Plaza in the fourth quarter of 2003, contributed the majority of the remaining increase in depreciation and amortization expense from 2002 to 2003.

     Interest Expense

     Interest expense is summarized as follows:

	Years Ended December 31,			Percent
	2003	2002	Increase	Change
Interest expense	$11,074,922	$8,431,981	$2,642,941	31%

     Interest expense increased $2,642,941 in 2003 from 2002 due primarily to mortgage interest and amortized debt costs associated with Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the mortgage debt assumed with the acquisition of Interstate Plaza in the fourth quarter of 2003, also contributed to the increase. The remaining increase resulted from borrowings on its line of credit and note payable balances outstanding for much of 2003. These balances were paid in full in October 2003 with proceeds from the initial public offering. This was partially offset by a slight decrease in interest expense from mezzanine indebtedness that was also paid in full in October 2003 subsequent to the initial public offering.

     Loss From Early Retirement of Debt and Write-off of Assets

     Loss from early retirement of debt is summarized as follows:

	Years Ended December 31,			Percent
	2003	2002	Increase	Change
Loss from early retirement of debt	$4,566,782	$116,408	$4,450,374	3823%

     The loss from early retirement of debt was incurred in the fourth quarter of 2003 as a result of prepayment penalties and the write-off of unamortized debt costs associated with the early repayment of $36 million in mezzanine financing. The loss in 2002 was attributable to writing off unamortized debt costs in connection with the refinancing of Crossways Commerce I, Crossways Commerce II, the Coast Guard Building and Newington Business Park Center in September 2002.

     During 2002, the Company wrote off $306,786 of tenant improvements and other receivables of a bankrupt tenant that vacated its space.

     Minority Interest

     Minority interest is summarized as follows:

	Years Ended December 31,			Percent
	2003	2002	Increase	Change
Minority interest	$(1,308,038)	$1,700,232	$(3,008,270)	177%

     Minority interests at December 31, 2002 reflected interests held in the entities that owned Crossways Commerce I, Crossways Commerce II, the Coast Guard Building and Newington Business Park Center. Minority interests subsequent to the public offering reflect the ownership of the Operating Partnership held by parties other than the Company. At December 31,

2003, 13.9% of the interests in the Operating Partnership were owned by limited partners, or minority interests.

     Minority interest expense decreased by $3,008,270 in 2003 from 2002 primarily as a result of allocating net losses incurred subsequent to the initial public offering and through the period ended December 31, 2003 to the limited partnership interests. Minority interests for the year ended December 31, 2002 represented the allocation of net income to the minority owners of the entities that owned Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

     The Company’s results of operations for the years ending December 31, 2002 and 2001 reflect the results of First Potomac Predecessor which is the combination of (i) the Operating Partnership, First Potomac Realty Investment Limited Partnership, (ii) the former general partner of the Operating Partnership, First Potomac Realty Investment Trust, Inc. and (iii) the Company’s former property management company, First Potomac Management, Inc.

     The following table presents selected financial and operating information for the years ended December 31, 2002 and December 31, 2001. The ensuing discussion should be read in conjunction with the information presented in this table.

	Years Ended December 31,		Increase	Percent
	2002	2001	(decrease)	Change
Rental revenues	$9,844,553	$8,184,640	$1,659,913	20%
Tenant reimbursements	1,688,721	1,483,401	205,320	14%
Property operating	1,541,627	1,324,715	216,912	16%
Real estate taxes and insurance	1,098,457	937,732	160,725	17%
General and administrative	2,314,421	2,352,057	(37,636)	(2%)
Depreciation and amortization	2,639,058	1,496,712	1,142,346	76%
Interest expense	8,431,981	6,515,208	1,916,773	29%
Loss on retirement of debt and write-off of assets	423,194	—	423,194	100%
Minority interest	1,700,232	—	1,700,232	100%

     On September 9, 2002, the Company acquired the controlling interest in the entities that owned four of its properties, Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center, and, as a result, these investments were consolidated as of that date.

     The consolidation of these properties was primarily responsible for the majority of the change in rental revenues, tenant reimbursement revenues, real estate taxes and insurance and depreciation and amortization expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001. The activities for these properties were accounted for using the equity method in 2001 and through September 9, 2002.

     Property operating expenses in 2002 increased $216,912 compared to 2001 primarily as a result of consolidation of Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center.

     General and administrative expenses decreased $37,636 in 2002 from 2001 primarily as a result of lower legal expenses incurred related to a lawsuit settled in 2001.

     Interest expense increased $1,916,773 in 2002 from 2001 as a result of consolidating the debt associated with Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

     Loss on early retirement of debt for the year ended December 31, 2002 represented $116,408 of deferred financing costs written off in connection with the refinancing of Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center in September 2002. During 2002, the Company wrote off $306,786 of tenant improvements and other receivables of a bankrupt tenant that vacated its space.

     Minority interest for 2002 was $1,700,232 compared to no minority interest for the year ended December 31, 2001. The minority interest for 2002 represented the minority partners’ share of operations subsequent to the Company’s consolidation of its real estate investments in September 2002 which were previously equity method investments.

Cash Flows

     Consolidated cash flow information is summarized as follows:

	Years ended December 31,			Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Cash and cash equivalents	$16,307,508	$1,222,400	$270,565	$15,085,108	$951,835
Cash (used in) provided by operating activities	(12,331,253)	592,185	(1,827,724)	12,923,438	2,419,909
Cash used in investing activities	(49,960,179)	(16,242,056)	(92,941)	33,718,123	(16,149,115)
Cash provided by financing activities	77,376,540	16,601,706	1,838,065	60,774,834	14,763,641

     Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

     Net cash used in operating activities increased $12.9 million in 2003 due largely as a result of various non-recurring costs incurred in 2003 including a $3.0 million prepayment penalty associated with the early retirement of debt and a $1.4 million charge associated with a termination charge related to extinguishment of the acquired management contracts from FPM Management, LLC and the allocation of $3 million of additional minority interest. The remaining reduction in cash flows from operating activities was attributable to increased cash used in operating activities related to Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center, the consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the fourth quarter of 2003 acquisitions of Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road.

     Net cash used in investing activities increased $33.7 million in 2003 primarily as a result of an increase in real estate acquisitions arising from the Company’s purchase of Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road. Cash used to acquire real estate was offset by a $2.5 million increase in distributions from real estate entities and an $11.9 million reduction in contributions to real estate entities as no contributions were made during 2003.

     Net cash provided by financing activities increased $60.8 million in 2003 from 2002 due primarily as a result of the $117.5 million net proceeds from the initial public offering, offset by the net repayment of approximately $56 million in mezzanine debt, line of credit borrowings, mortgage payments and notes payable between the years.

     Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

     Net cash provided by operating activities increased $2.4 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was primarily the result of the changes in the results of operations described above as well as the inclusion of the net cash provided by Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park for the last 114 days of the year ended December 31, 2002 that was not included for the year ended December 31, 2001.

     Net cash used in investing activities decreased $(16.1) million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was primarily the result of $3.9 million paid during the year ended December 31, 2002 to acquire a controlling interest in Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park compared to $0 during the year ended December 31, 2001 and $11.9 million used to invest in the entities that own Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center compared to $0 for the year ended December 31, 2001.

     Net cash provided by financing activities increased $14.8 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was primarily due to net additional borrowings of $18.4 million in the year ended December 31, 2002 to refinance Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park and to acquire interests in the entities that own Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park compared to net additional borrowings of $3.5 million in the year ended December 31, 2001 provided by the refinancing of the Company’s original portfolio.

Capital Resources and Liquidity

     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its revolving credit facility. As a REIT the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of operating assets for capital projects. These capital projects include routine capital improvements and maintenance and leasing-related costs, including tenant improvements and leasing commissions.

     As of December 31, 2003, the Company had used approximately $102 million of the $118 million in net proceeds from its initial public offering to (i) repay debt, including accrued interest and prepayment fees ($41 million); (ii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($1 million); and (iii) acquire four additional properties ($60 million) net of $9 million of indebtedness assumed. Subsequent to December 31, 2003, the Company repaid an additional $7 million of debt and intends to use the remaining proceeds for general corporate and working capital purposes, including possible future acquisitions.

     On December 31, 2003 the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. The Company expects Alexandria Corporate Park and Virginia Center to be the first assets pledged as security. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The exact interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value. Based upon the terms of the facility, this ratio cannot exceed 65%.

     The Company intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s stock. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive.

     The Company also intends to fund property acquisitions and other non-recurring capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, as well as potentially raising equity through joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase prices for some of its future property acquisitions.

Debt Financing

     The following table sets forth certain information with respect to indebtedness outstanding as of December 31, 2003.

		Principal Balance
		December 31,	Annual Debt		Scheduled Balance
(in thousands)	Interest Rate	2003	Service	Maturity Date	at Maturity
Fixed Rate Debt
Plaza 500	7.26%	25,720,000	2,246,000	12/11/2007	24,093,000
Van Buren Business Park	7.26%	6,794,000	593,000	12/11/2007	6,364,000
6600 Business Parkway	7.26%	4,594,000	401,000	12/11/2007	4,304,000
13129 Airpark Road	7.26%	2,160,000	189,000	12/11/2007	2,023,000
4200 Tech Court	8.07%	1,835,000	168,000	10/1/2009	1,703,000
4212 Tech Court	8.53%	1,779,000	169,000	6/1/2010	1,653,000
Crossways Commerce Center	6.70%	26,621,000	2,087,000	10/1/2012	23,314,000
Newington Business Park Center	6.70%	16,792,000	1,316,000	10/1/2012	14,706,000
Interstate Plaza	7.45%	9,045,000	726,000	1/1/2007	8,282,000

		$95,340,000	$7,895,000		$86,442,000

		Principal Balance
		December 31,	Annual Debt		Scheduled Balance
(in thousands)	Interest Rate	2003	Service	Maturity Date	at Maturity
Floating Rate Debt
Greenbrier/Norfolk	LIBOR+2.45%	$10,500,000	$375,000	11/30/2005	$10,500,000
Rumsey/Snowden	LIBOR+2.57%[1]	22,000,000	1,005,000	12/31/2005	22,000,000

		32,500,000	1,380,000		32,500,000
Total		$127,840,000	$9,275,000		$118,942,000

[1] The Company repaid $7.0 million of this mortgage on January 30, 2004 and renegotiated the interest rate and maturity date. Effective January 1, 2004, the LIBOR floor of 2.0% was reduced to 1.1%, the spread was reduced from 2.57% to 2.35% and the maturity was extended one year to 12/31/2006.

     All of the outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company met as of December 31, 2003. The Company is also subject to cash management agreements with most of the mortgages. These agreements require that income generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

Derivative Financial Instruments

     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. Under the terms of these agreements, the Company made an initial premium payment to a counterparty in exchange for the right to receive payments from them if interest rates exceed specified levels during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty. The Company will only enter into these agreements with highly rated institutional counterparts and do not expect that any counterparties will fail to meet contractual obligations

     The Company has interest rate cap, agreements in the notional amount of $32.5 million providing that the maximum rate payable, or cap, attributable to the LIBOR portion of its related debt’s interest rate, exclusive of the spread is 5% through November and December 2005. Any increases in LIBOR after December 31, 2003 in excess of approximately 400 basis points would have no impact on interest expense as the interest rate protection agreement caps LIBOR at a 5% maximum rate. The fair value of the cap agreements was approximately $90,000 at December 31, 2003.

Off-Balance Sheet Arrangements

     The Company was not party to any joint venture interests and had no off-balance sheet arrangements as of December 31, 2003. Prior to the initial public offering, the Company held joint venture interests that were subsequently acquired using proceeds from the offering and through the exchange of limited partnership units in its Operating Partnership.

Disclosure of Contractual Obligations

     The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2003.

		Payments due by period
Contractual Obligations	Total	2004	2005 – 2006	2007 – 2008	Thereafter
Mortgage loans payable	$127,840,126	$1,297,514	$35,366,018	$2,920,374	$88,256,220
Operating lease	1,772,859	231,377	483,792	513,240	544,450

     In addition to these obligations, the Company had tenant improvement cost obligations of $1.1 million that the Company expects to incur in 2004 on leases in place at December 31, 2003. The Company had no other material contractual obligations as of December 31, 2003.

Funds From Operations

     Investors and analysts following the real estate industry utilize funds from operations (“FFO”) as a supplemental performance measure. While the Company believes net income available to common shareholders as defined by GAAP is the most appropriate measure, management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

     As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be viewed as an alternative measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.

     The Company has not presented FFO for 2003 since it does not consider 2003 operating results indicative of anticipated results subsequent to the initial public offering, or a meaningful supplemental performance measure. The Company will present FFO and a reconciliation of net income to FFO beginning in 2004.

Risk Factors

     Set forth below are the risks that the Company (“we” or “our”) believes could have a material adverse effect on our business and could cause our future results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 11. We have organized the risks into four general categories as follows:

•	Risks related to our business and properties;

•	Risks related to our organization and structure;

•	Risks related to the real estate industry; and

•	Tax risks of our business and structure.

Risks Related to Our Business and Properties

     We are subject to the credit risk of our tenants, which may fail to make lease payments and thereby cause a significant decrease in our revenues.

     We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, local economic conditions and factors affecting the industries in which our tenants operate may affect our tenants’ ability to make lease payments to us. Moreover, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms if a tenant defaults on its lease. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and our ability to meet our financial obligations.

     At December 31, 2003, more than 100 of our 157 tenants held leases covering less than 15,000 square feet. Many of these tenants are small companies with nominal net worth. As of December 31, 2003, four of our tenants, whose annualized rent totals approximately $586,000, have requested rent relief due to financial difficulties. The loss of rental revenues from a number of our tenants may adversely affect our profitability and our ability to meet our financial obligations.

     Loss of a significant tenant could lead to a substantial decrease in our cash flow and an impairment of the value of our real estate.

     We consider the U.S. Government to be our only significant tenant because it is the only tenant that accounts for more than 10% of our annualized rent. The federal government currently accounts for approximately 25% of our annualized rent as of December 31, 2003. The loss of the federal government or a future significant tenant would have an adverse effect on our financial results. A reduction or elimination of rent from significant tenants would reduce our cash flow and may adversely affect our ability to make distributions to our shareholders.

     We have limited operating history as a REIT and may not be able to successfully and profitably operate our business.

     Our senior management team has limited experience operating a REIT or managing a publicly owned company. Therefore, you should be especially cautious about drawing conclusions about our ability to execute our business plan.

     Our debt level may have a negative impact on our ability to make distributions to our shareholders and pursue our business plan.

     We have incurred indebtedness in connection with the acquisition of our properties, and we will incur additional indebtedness in the future in connection with our acquisition, development and operating activities. At December 31, 2003, we had total mortgage loans and other debt of $127.8 million.

     Our use of debt financing creates risks, including:

•	that our cash flow will be insufficient to make required payments of principal and interest;

•	that we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

•	that required debt payments are not reduced if the economic performance of any property declines;

•	that debt service obligations will reduce funds available for distribution to our shareholders and funds available for acquisitions; and

•	that any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure.

     If the economic performance of any of our properties declines, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure with a resulting loss of income and asset value.

     We do not have a policy limiting the amount of debt that we may incur, although we have established 55% to 65% as the target range for our total debt to market capitalization. Accordingly, our management and Board of Trustees have discretion to increase the amount of our outstanding debt at any time. At December 31, 2003, our total debt to market capitalization was approximately 40.5%. Our leverage levels may make it difficult to obtain any additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. In addition, the terms of our revolving credit facility limit the amount of indebtedness that we may incur. Failure to obtain additional financing could impede our ability to grow and develop our business. Our leverage levels also may adversely affect the market value of our Common Shares if an investment in our company is perceived to be more risky than an investment in our peers.

     Rising interest rates would increase our interest cost and could affect the value of our shares

     At December 31, 2003, we had approximately $32.5 million of variable rate debt. In addition, borrowings under our secured revolving credit facility will bear interest at a variable rate. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our shareholders.

     The Company uses interest rate cap agreements to reduce the impact of interest rate changes. Under the terms of these agreements, the Company will make an initial premium payment to a counterparty in exchange for the right to receive payments from them if interest rates exceed specified levels during the term of the agreement. We are subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterpart. The Company will only enter into these agreements with highly rated institutional counterparts and do not expect that any counterparties will fail to meet contractual obligations.

     In addition, interest rate fluctuations and capital market conditions could affect the market price of our Common Shares. For instance, if interest rates rise without an increase in our distribution rate, the market price of our Common Shares could decrease because investors may require a higher yield on our Common Shares as market rates on interest-bearing securities, such as bonds, rise.

     We compete with other parties for tenants and property acquisitions and many of these parties have substantially greater resources than we have.

     Our business strategy contemplates expansion through acquisition. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs, for the acquisition, development and leasing of properties. Some of these companies are national or regional operators with far greater resources than we have. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future. Competition in a particular area also could adversely affect our ability to lease our properties or to increase or maintain rental rates.

     Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

     Over the last few years, we have focused our efforts on the acquisition and redevelopment of industrial and flex properties. We intend to continue to acquire, and may in the future, develop industrial and flex properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our estimated return on investment proves to be inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

     All of our properties are located in the southern Mid-Atlantic region, making us vulnerable to changes in economic conditions in that particular market.

     Economic conditions in the southern Mid-Atlantic region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of the region may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. Local real estate market conditions may include a large supply of competing space, and we will compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services. As a result of the geographic concentration of our properties, our performance, our ability to make cash distributions, and the value of one or more of our properties depends upon economic conditions in the region, including local real estate conditions and competition. There can be no assurance that these markets will continue to grow or that economic conditions will remain favorable. If unfavorable economic conditions occur in the region, our ability to make distributions to our shareholders could be adversely affected. In particular, we are directly affected by federal government spending.

     Development and construction risks could adversely affect our profitability.

     We may develop new properties in the future. Our renovation, redevelopment, development and related construction activities may subject us to the following risks:

•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects.

•	we may incur construction costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate.

•	we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities.

•	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.

     Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return. Because we are required to make cash distributions to our shareholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions.

     We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on comparable or better terms, which could significantly decrease our cash flow.

     Leases representing approximately 31% of our annualized rent at December 31, 2003, expire on or before December 31, 2006. Current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we would lose a significant source of revenue while remaining responsible for the payment of our obligations. Moreover, the terms of a renewal or new lease may be less favorable than the current lease terms. Any of these factors could cause a decline in lease revenue, which would have a negative impact on our profitability.

     One of our tenants has the right to terminate its lease with us in 2006, prior to the scheduled expiration of the lease.

     The U.S. Government leases space from us under a full service lease in the Coast Guard Building with annualized rent of approximately $948,000, or approximately 3.6% of our annualized rent as of December 31, 2003. The space is utilized by the U.S. Coast Guard. Under the terms of the lease, the U.S. Government may terminate the lease in its sole discretion, in whole or in part, in 2006, prior to the scheduled expiration of the lease in 2009.

     Property owned through joint ventures, or in limited liability companies and partnerships in which we are not the sole equity holder, may limit our ability to act exclusively in our interests.

     We may make investments through joint ventures in the future. Partnership, limited liability company or joint venture investments may involve various risks, including the following:

•	our partners, co-members or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company or joint venture);

•	our partners, co-members or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

•	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

     Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures. The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our Common Shares.

Risks Related to Our Organization and Structure

     Our executive officers have agreements that provide them with benefits in the event of a change in control of our company or if their employment agreement is not renewed.

     We have entered into employment agreements with our executive officers, Louis T. Donatelli, Douglas J. Donatelli, Nicholas R. Smith, Barry H. Bass and James H. Dawson, that provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company or if they resign for “good reason” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or deter a change in control of the company that might involve a premium price for our Common Shares or otherwise be in the interests of our shareholders.

     We may experience conflicts of interest with several members of our Board of Trustees and our executive officers relating to their ownership of units of our Operating Partnership.

     Our trustees and executive officers may have conflicting duties because, in their capacities as our trustees and executive officers, they have a duty to us, and in our capacity as general partner of our operating partnership, they have a fiduciary duty to the limited partners. These conflicts of interest could lead to decisions that are not in the best interest of the Company. Conflicts may arise when the interests of our shareholders and the limited partners of the Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness.

     We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

     Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli, Nicholas R. Smith and Louis T. Donatelli. In particular, the extent and nature of the relationships that Messrs. Donatelli and Mr. Smith and the other members of our management team have developed in the real estate community in our markets is critically important to the success of our business. Although we have employment agreements with Messrs. Donatelli and Mr. Smith and other key executives, there is no guarantee that Messrs. Donatelli and Mr. Smith or these other key executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Messrs. Donatelli and Mr. Smith, would harm our business and prospects. Further, loss of a key member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the price of our Common Shares.

     The Chairman of our Board of Trustees, Louis T. Donatelli, has other business interests that may hinder his ability to allocate sufficient time to the management of our operations, which could jeopardize our ability to execute our business plan.

     Our Chairman, Louis T. Donatelli, has other business interests that may hinder his ability to spend adequate time on our business. Louis T. Donatelli is also Chairman of Donatelli & Klein, Inc., a real estate investment firm that focuses on the Washington, D.C. area (D&K). Mr. Donatelli’s employment agreement permits him to continue to provide management and other services to D&K. The provision of those services may reduce the time Mr. Donatelli is able to devote to our business. In addition, the terms of Mr. Louis T. Donatelli’s employment agreement permit him to compete against us outside of a specific geographic area during the term of his employment agreement.

     Common Shares eligible for future sale may have adverse effects on our share price.

     We cannot predict the effect, if any, of future sales of Common Shares, or the availability of shares for future sales, on the market price of our Common Shares. Sales of substantial amounts of Common Shares, including up to approximately 2,000,000 Common Shares issuable upon (i) the conversion of units of our Operating Partnership, and (ii) the exercise of options, or the perception that these sales could occur, may adversely affect prevailing market prices for our Common Shares and impede our ability to raise capital.

     We also may issue from time to time additional Common Shares or units of our Operating Partnership in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of Common Shares or the perception that these sales could occur may adversely affect the prevailing market price for our Common Shares. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

     Our Board of Trustees may approve the issuance of preferred shares with terms that may discourage a third party from acquiring us.

     Our declaration of trust permits our Board of Trustees initially to issue up to 50,000,000 preferred shares, issuable in one or more classes or series. Our Board of Trustees may increase the number of preferred shares authorized by our declaration of trust without shareholder approval. Our Board of Trustees may also classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, participate in earnings and to convert into Common Shares) of any such preferred shares, which rights may be superior to those of our Common Shares. Thus, our Board of Trustees could authorize the issuance of preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the Common Shares might receive a premium for their shares over the then current market price of our Common Shares.

     Our ownership limitations may restrict business combination opportunities.

     To qualify as a REIT under the Internal Revenue Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect ownership by any person of (i) more than 8.75% of the number or value of our outstanding Common Shares or (ii) more than 8.75% of the value of our outstanding shares of all classes. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Our declaration of trust has created a special higher ownership limitation of no more than 14.9% for the group comprised of Louis T. Donatelli, Douglas J. Donatelli and certain related persons. Any transfer of our Common Shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Common Shares that would otherwise be held in violation of the ownership limit will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of Common Shares might receive a premium for their Common Shares over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our Common Shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of (i) more than 8.75% of the number or value of our outstanding Common Shares or (ii) more than 8.75% in value of our outstanding shares of all classes.

     Our Board of Trustees may change our investment and operational policies and practices without a vote of our common shareholders, which limits your control of our policies and practices.

     Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification and distributions, are determined by our Board of Trustees. Although we have no present intention to do so, our Board of Trustees may amend or revise these and other policies from time to time without a vote of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies.

     Our declaration of trust and bylaws do not limit the amount of indebtedness that we or our Operating Partnership may incur. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

     Maryland law may discourage a third party from acquiring us.

     Maryland law provides broad discretion to our Board of Trustees with respect to its fiduciary duties in considering a change in control of our company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our board.

     The Maryland Business Combination Act restricts mergers and other business combinations between our company and an interested shareholder. An “interested shareholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our Common Shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. Additionally, the “control shares” provisions of the Maryland General Corporation Law (“MGCL”), are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. Our amended and restated declaration of trust and/or bylaws provide that we are not bound by the Business Combination Act or the control share acquisition statute. However, in the case of the control share acquisition statute, our Board of Trustees may opt to make this statute applicable to us at any time, and may do so on a retroactive basis.

     Finally, the “unsolicited takeovers” provisions of the MGCL permit our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement takeover defenses that we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our Common Shares with the opportunity to realize a premium over the then current market price or would otherwise be in the interests of our shareholders.

Risks Related to the Real Estate Industry

     Real estate investments are inherently risky, which could adversely affect our profitability and our ability to make distributions to our shareholders.

     Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to make distributions to our shareholders will be adversely affected. Income from properties may be adversely affected by:

•	decreases in rent and/or occupancy rates due to competition or other factors;

•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance and utilities;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

     General economic conditions may adversely affect our financial condition and results of operations.

     Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults by our tenants under existing leases, which could adversely affect our financial position, results of operations, cash flow, trading price of our Common Shares and our ability to satisfy our debt service obligations and to make distributions to our shareholders.

     Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

     Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older buildings;

•	changes in operating expenses; and

•	civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

     We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

     We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders.

     The costs of compliance with or liabilities under environmental laws may harm our operating results.

     Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

     There may be environmental problems associated with our properties of which we are unaware. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

     Low levels of groundwater contamination have been found under the Newington Business Park Center. The groundwater contamination was caused by the release of petroleum products from underground storage tanks that used to be located on the property adjacent to the Newington Business Park Center. Liability for future clean up, if any, of this groundwater contamination should be imposed on the former owner of the adjacent property, and we do not expect that the contamination will have a material adverse effect on our results of operations or financial condition.

     The presence of hazardous substances on a property may adversely affect our ability to sell the property or use the property as collateral for debt and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

     Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

     When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

     Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to shareholders.

     All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under our leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to make distributions to our shareholders.

     An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.

     Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. Our largest tenant, the federal government (approximately 25% of our annualized rent) is not required to maintain property insurance at all. We have obtained comprehensive liability, casualty, flood and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders.

     Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect any market on which our Common Shares trade, the markets in which we operate our operations and our profitability.

     Terrorist attacks may negatively affect our operations and your investment in our Common Shares. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all.

     The United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

     Any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders, and may result in volatility in the market price for our securities.

Tax Risks of Our Business and Structure

     If we fail to qualify or remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation.

     We believe that we will qualify as a REIT under the Internal Revenue Code commencing with our short taxable year ending December 31, 2003, which will afford us significant tax advantages. The requirements for this qualification, however, are complex and our management has limited experience in operating a REIT. If we fail to meet these requirements, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax on our taxable income. This would substantially reduce our cash available to make distributions to our shareholders and your yield on your investment. In addition, incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

     Distribution requirements relating to qualification as a REIT for federal income tax purposes limit our flexibility in executing our business plan.

     Our business plan contemplates growth through acquisitions. To qualify and maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our shareholders at least 90% of our REIT taxable income each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.

     We intend to distribute to our shareholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the 4% nondeductible excise tax. Our distribution requirements limit our ability to fund acquisitions and capital expenditures through retained earnings. Thus, our ability to grow through acquisitions will be limited if we are unable to obtain debt or equity financing. In addition, differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable income and the effect of required debt amortization payments could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

     Moreover, even if we qualify and maintain our status as a REIT, the net income of the corporations owned by our operating partnership will be subject to federal and state income taxes at regular corporate rates.

     Our disposal of properties may have negative implications, including unfavorable tax consequences.

     If we make a sale of a property directly or through an entity that is treated as a partnership for federal income tax purposes, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under federal tax laws applicable to REITs, in which case our gain, or our share of the gain, from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we may dispose of that property through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service will not assert successfully that sales of properties that we make directly or through an entity that is treated as a partnership for federal income tax purposes, rather than through a taxable REIT subsidiary, are sales of dealer property or inventory, in which case the 100% penalty tax would apply.

     We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our Common Shares.

     At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder.

     If we or our predecessor entity fail to qualify as an S corporation for any of our tax years prior to the offering, we may fail to qualify as a REIT.

     We will not qualify as a REIT for any year if at the close of such year we had undistributed “earnings and profits” accumulated in any non-REIT year for which we or our predecessor, First Potomac Realty Investment Trust, Inc., did not qualify as an S corporation. Although we believe that we and our predecessor corporation have qualified or will qualify as an S corporation for federal income tax purposes for all tax years prior to the offering, if it is determined that we did not so qualify, we may inadvertently fail to qualify as a REIT. Any such failure to qualify may also prevent us from qualifying as a REIT for any of the following four tax years.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Upon closing of the initial public offering on October 28, 2003, the Company paid off various debts outstanding and also assumed debts associated with the acquisition of Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center. As of December 31, 2003 the Company had $32.5 million in variable rate debt, representing 25% of the total $127.8 million debt outstanding as of that date. Subsequent to December 31, 2003, the Company paid off $7.0 million of this variable rate debt.

     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company’s fixed rate debt totaled $95.3 million at December 31, 2003.

     The Company estimates the fair value of mortgage debt outstanding at December 31, 2003 to be $135.9 million compared to the $127.8 million carrying value at that date.

     The Company has interest rate protection, or “cap,” agreements in the notional amount of $32.5 million providing that the maximum rate payable, or cap, attributable to the LIBOR portion of its related debt’s interest rate, exclusive of the spread is 5% through November and December 2005. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt, without accounting for the effect of the interest rate protection agreement, would decrease future earnings and cash flows by approximately $325,000 annually and the fair value of the Company’s outstanding fixed rate debt would decrease by approximately $4.8 million. Any increases in LIBOR after December 31, 2003 in excess of approximately 400 basis points would have no impact on interest expense as the interest rate protection agreement caps LIBOR at a 5% maximum rate. The fair value of the cap agreements was approximately $90,000 at December 31, 2003.

     The following table represents the Company’s long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at December 31, 2003.

	Years ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Mortgage debt	$1,297,514	$33,894,467	$1,471,551	$1,416,059	$1,504,315	$88,256,220	$127,840,126
Average interest rate	6.70%	4.14%	6.75%	6.92%	6.92%	6.86%	6.09%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are filed with this report on Form 10-K immediately following the signature page and included in this Annual Report on Form 10-K in Item 15 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information is hereby incorporated by reference from the material appearing in the Company’s proxy statement to be filed in connection with the Company’s Annual Meeting to be held on May 13, 2004 (the “Proxy Statement”)(under the headings “Proposal 1: Election of Trustees, Committees and Meetings of our Board of Trustees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”).

ITEM 11. EXECUTIVE COMPENSATION

     The information is hereby incorporated by reference from the Proxy Statement (under the heading “Executive Compensation”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information is incorporated by reference from Item 5 herein and from the Proxy Statement (under the heading “Share Ownership of Management and Certain Beneficial Owners”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Proxy Statement (under the heading “Certain Relationships and Related Transactions”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference from the Proxy Statement (under the heading “Principal Accountant Fees and Services”).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15A. FINANCIAL STATEMENT SCHEDULES

     Reference is made to the Index to Financial Statements and Schedules on page 36.

ITEM 15A(3). EXHIBITS

Exhibit Index

Exhibit	Description of Document
3.1*	Amended and Restated Declaration of Trust of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant.

3.3*	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.

10.1*	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.2*	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.3*	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.4*	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.5*	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.6*	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.7*	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.8*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.9*	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.10*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.11*	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12*	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13*	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14*	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.

10.15*	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.

10.16*	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.

10.17*	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.

Exhibit	Description of Document
10.18*	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.

10.19*	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

10.20*	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.21*	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.22*	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.23*	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.24*	Equity Incentive Plan.

10.25*	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment Limited Partnership as the Buyer, dated as of September 10, 2003.

10.26*	Contract of Sale between Elman Alexandria Associates, L.P., as the Seller, and First Potomac Realty Trust, as the Buyer, dated as of September 19, 2003.

10.27	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank.

10.28	First Amendment to Revolving Credit Agreement.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (independent auditors).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11.

ITEM 15B. REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed, or furnished, as noted in the applicable Form 8-K, during the fourth quarter of the year ended December 31, 2003:

1.	Report on Form 8-K filed pursuant to Item 5 and Item 7 regarding the acquisition of Interstate Plaza dated December 1, 2003.

2.	Report on Form 8-K filed pursuant to Item 2 and Item 7 regarding the acquisition of Alexandria Corporate Park and the required financial statements and pro forma financial information dated December 23, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 25, 2004.

FIRST POTOMAC REALTY TRUST
/s/ Douglas J. Donatelli
Douglas J. Donatelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2004.

Signature	Title
/s/ Louis T. Donatelli	Chairman of the Board of Trustees

Louis T. Donatelli

/s/ Douglas J. Donatelli	President, Chief Executive Officer and Trustee

Douglas J. Donatelli

/s/ Barry H. Bass	Senior Vice President, Chief Financial Officer

Barry H. Bass

/s/ Michael H. Comer	Vice President, Chief Accounting Officer

Michael H. Comer

/s/ Robert H. Arnold	Trustee

Robert H. Arnold

/s/ Richard B. Chess	Trustee

Richard B. Chess

/s/ J. Roderick Heller, III	Trustee

J. Roderick Heller, III

/s/ R. Michael McCullough	Trustee

R. Michael McCullough

/s/ Terry L. Stevens	Trustee

Terry L. Stevens

FIRST POTOMAC REALTY TRUST
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Consolidated Financial Statements and Schedule of First Potomac Realty Trust and Subsidiaries and the Independent Auditors’ Report thereon are attached hereto:

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Independent Auditors’ Report

The Board of Trustees and Shareholders
First Potomac Realty Trust:

We have audited the accompanying consolidated and combined balance sheets of First Potomac Realty Trust (and its predecessor, First Potomac Predecessor) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated and combined statements of operations, shareholders equity and partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated and combined financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust (and its predecessor, First Potomac Predecessor) and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

/s/ KPMG LLP

McLean, Virginia
February 13, 2004

FIRST POTOMAC REALTY TRUST

Consolidated and Combined Balance Sheets
December 31, 2003 and 2002

	FIRST POTOMAC	FIRST POTOMAC
	REALTY TRUST	PREDECESSOR
	December 31, 2003	December 31, 2002
Assets:
Rental property, net	$208,334,677	$104,635,593
Cash and cash equivalents	16,307,508	1,222,400
Escrows and reserves	3,422,473	3,313,248
Accounts and other receivables, net of allowance for doubtful accounts of $144,711 and $0, respectively	575,362	303,395
Accrued straight-line rents	1,805,679	1,475,520
Deferred costs, net	3,205,534	3,394,940
Prepaid expenses and other assets	773,040	139,654
Intangible assets, net	9,723,735	1,435,678
Investment in real estate entities	—	10,671,994

Total assets	$244,148,008	$126,592,422

Liabilities:
Accounts payable and accrued expenses	$1,525,991	$390,639
Accrued interest	151,861	2,382,065
Rents received in advance	801,640	238,434
Tenant security deposits	1,025,645	552,123
Mortgage loans and other debt	127,840,126	123,937,710
Deferred market rent	803,428	—

Total liabilities	132,148,691	127,500,971
Minority interest	19,866,928	416,014
Shareholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized: 8,634,000 and 2,000 shares issued and outstanding, respectively	8,634	20
Additional paid-in capital	117,525,629	1,980
Deficit	(25,401,875)	(3,925,549)

Total shareholders’ equity (deficit)	92,132,389	(3,923,549)
Partners’ capital	—	2,598,986

Total liabilities, shareholders’ equity and partners’ capital	$244,148,008	$126,592,422

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated and Combined Statements of Operations
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues
Rental income	$15,341,194	$9,844,553	$8,184,640
Tenant reimbursements and other	3,021,575	1,668,721	1,483,401

Total revenues	18,362,769	11,513,274	9,668,041

Operating expenses
Property operating	3,338,647	1,541,627	1,324,715
Real estate taxes & insurance	1,573,812	1,098,457	937,732
General & administrative	4,306,466	2,314,421	2,352,057
Depreciation & amortization	5,128,079	2,639,058	1,496,712

Total operating expenses	14,347,004	7,593,563	6,111,216
Operating income	4,015,765	3,919,711	3,556,825

Other expenses (income)
Interest expense	11,074,922	8,431,981	(325,079)
Interest & other income	(221,626)	(624,951)	6,515,208
Equity in (earnings) losses of investees	46,953	114,786	(86,047)
Loss on write-off of assets	—	306,786	—
Loss from early retirement of debt	4,566,782	116,408	—

Total other expenses	15,467,031	8,345,010	6,104,082
Minority interests	(1,308,038)	1,700,232	—

Net loss	$(10,143,228)	$(6,125,531)	$(2,547,257)

Net loss per share[1]
Basic and diluted	$(0.73)	—	—
Weighted average shares outstanding – basic and diluted	8,177,478	—	—

[1] Net loss per share for 2003 is calculated on the $(5,938,371) loss incurred subsequent to the initial public offering that closed on October 28, 2003 through December 31, 2003.

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated and Combined Statements of Shareholders’ Equity and
Partners’ Capital
Years ended December 31, 2003, 2002 and 2001

				Total	Partners’ Capital		Total Shareholders’
	Par	Additional		Shareholders’	General	Limited	Equity and
	Value	Paid-in Capital	Deficit	Equity	Partners	Partners	Partners’ Capital
Balances at January 1, 2001	20	$1,980	$(2,772,280)	$(2,770,280)	$110,266	$11,766,132	$9,106,118
Dividends paid to shareholders	—	—	(197,097)	(197,097)	—	—	(197,097)
Contributions from partners	—	—	—	—	—	—	—
Distributions to partners	—	—	—	—	—	—	—
Net loss	—	—	156,053	156,053	(27,063)	(2,676,247)	(2,547,257)

Balances at December 31, 2001	20	1,980	(2,813,324)	(2,881,324)	83,203	9,089,885	6,361,764
Dividends paid to shareholders	—	—	(626,596)	(626,596)	—	—	(626,596)
Redemption of partnership units	—	—	—	—	—	(1,034,168)	(1,034,168)
Issuance of partnership units	—	—	—	—	—	(192,552)	(192,552)
Contributions from partners	—	—	—	—	—	294,520	294,520
Distributions to partners	—	—	—	—	—	—	(2,000)
Net loss	—	—	(485,629)	(485,629)	(56,370)	(5,583,532)	(6,125,531)

Balances at December 31, 2002	20	1,980	(3,925,549)	(3,923,549)	24,833	2,574,153	(1,324,563)
Sale of common stock	—	252,112	—	252,112	—	—	252,112
Dividends paid to shareholders	—	—	(1,419,232)	(1,419,232)	—	—	(1,419,232)
Issuance of partnership units	—	—	—	—	—	2,693,151	2,693,151
Distributions to partners	—	—	—	—	—	(289,070)	(289,070)
Net loss	—	—	(576,114)	(576,114)	(36,288)	(3,592,456)	(4,204,857)

Balances at October 28, 2003	20	254,092	(5,920,895)	(5,666,783)	(11,455)	1,385,778	(4,292,459)
Conversion of historical capital to minority interest upon the public offering of common stock	(20)	(254,092)	(13,542,609)	(13,796,721)	11,455	(1,385,778)	(15,171,044)
Issuance of common stock	8,634	117,525,629	—	117,534,263	—	—	117,534,263
Net loss	—	—	(5,938,371)	(5,938,371)	—	—	(5,938,371)

Balance at December 31, 2003	8,634	$117,525,629	$(25,401,875)	$92,132,389	$—	$—	$92,132,389

See accompanying notes to the consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated and Combined Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flow from operating activities
Net loss	$(10,143,228)	$(6,125,531)	$(2,547,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,522,741	3,303,106	1,778,724
Amortization of deferred lease liability	(111,431)	17,566	—
Minority interest	(1,308,038)	1,700,232	—
Loss from early retirement of debt	1,566,782	116,608	—
Loss on write-off of assets	—	306,786	—
Equity in losses of investees	46,953	114,786	(86,047)
Changes in assets and liabilities, net of acquisitions:
Escrows and reserves	(1,976,579)	(770,142)	(1,952,363)
Accounts and other receivables	(41,062)	379,232	(132,611)
Accrued straight-line rents	(137,498)	(175,834)	60,525
Prepaid expenses and other assets	(375,202)	825,885	300,578
Tenant security deposits	2,770	544,787	(2,296)
Advances to affiliates	—	—	21,744
Accounts payable and accrued expenses	(2,680,717)	(635,375)	435,710
Accrued interest	(2,230,204)	1,392,162	278,771
Rent received in advance	(360,343)	46,697	16,798
Deferred costs	(1,195,863)	(448,580)	—
Deferred market rent liability	368,979	—	—

Total adjustments	(2,188,025)	6,717,716	719,533

Net cash (used in) provided by operating activities	(12,331,253)	592,185	(1,827,724)

Cash flows from investing activities
Distributions from investments in real estate entities	2,728,207	258,361	121,695
Contributions to investments in real estate entities	—	(11,859,155)	—
Additions to rental property and other assets	(50,861,769)	(729,817)	(214,636)
Acquisition of additional interest in subsidiaries, net	(2,006,617)	(3,911,445)	—

Net cash used in investing activities	(49,960,179)	(16,242,056)	(92,941)

Cash flows from financing activities
Net proceeds from public offering	117,429,263	—	—
Deferred financing costs	(681,447)	(1,422,766)	(1,424,381)
Proceeds from debt	982,530	60,329,206	19,850,000
Repayments of debt	(38,645,504)	(41,963,960)	(16,390,457)
Acquisition of partnership units	—	(981,734)	—
Proceeds from sale of partnership units	—	435,896	—
Contributions from minority partners	—	539,140	—
Contributions from partners	—	294,520	—
Distributions to partners	(289,070)	(2,000)	—
Dividends to shareholders	(1,419,232)	(626,596)	(197,097)

Net cash provided by financing activities	77,376,540	16,601,706	1,838,065

Net increase in cash and cash equivalents	15,085,108	951,835	(82,600)
Cash and cash equivalents at beginning of year	1,222,400	270,565	353,165

Cash and cash equivalents at end of year	$16,307,508	$1,222,400	$270,565

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Description of Business

     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust (“REIT”). The Company owns and operates industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region.

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc., the general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of and owns an 86.1% interest in the Operating Partnership at December 31, 2003. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interests.

     First Potomac Predecessor is not a legal entity but rather a combination of the following entities that comprised the historical operations of the Company:

•	First Potomac Realty Investment Trust, Inc. (Trust, Inc.), the general partner of its Operating Partnership since 1997;

•	First Potomac Realty Investment Limited Partnership (FPR), its Operating Partnership; and

•	First Potomac Management, Inc. (FPM), the property management company that managed all of its assets.

     On October 23, 2003, the Company completed its initial public offering. The Company sold 7.5 million Common Shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102 million. On November 21, 2003, the Company sold an additional 1.125 million shares to cover over-allotments resulting in additional net proceeds of $15.5 million. As of December 31, 2003, the Company had used approximately $102 million of the $118 million in net proceeds from the IPO to (i) acquire four additional properties ($60 million) net of $9 million of indebtedness assumed; (ii) repay debt, including accrued interest and prepayment fees ($41 million); and (iii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($1 million). The Company subsequently repaid an additional $7 million of debt and intends to use the remaining proceeds for general corporate and working capital purposes, including possible future acquisitions.

     As of December 31, 2003, the Company owned a 17-property portfolio consisting of 36 buildings totaling approximately 2.9 million square feet.

(b) Principles of Consolidation and Combination

     The combined financial statements of First Potomac Predecessor include the financial statements of Trust, Inc., FPR and FPM as these entities were under the common control of a single group of owners, Louis and Douglas Donatelli, father and son (the Control Group). Prior to the initial public offering, Trust, Inc. was the sole general partner of FPR. FPM managed all the properties held by FPR. The Control Group owned 80 percent of Trust, Inc., 48 percent of FPR (representing 100 percent of the voting interests) and 64 percent of FPM. The combined entities are referred to as the First Potomac Predecessor in the financial statements. All intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and FPM Management LLC. Ownership interests acquired from the Control Group are recorded at their historical cost basis. Acquisitions of ownership interests of other parties are recorded at fair value. Purchase accounting was applied to the assets and liabilities related to real estate entities for which the Company acquired additional interests.

(c) Revenue Recognition

     The Company recognizes revenue from rentals on a straight-line basis over the life of the respective leases in accordance with SFAS No. 13, “Accounting for Leases”. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to repay their obligations in determining if accrued straight-line rents are ultimately collectible. The uncollectible portion of accrued straight-line rents is charged to rental revenues in the period in which the determination is made.

     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. The Company records a provision for losses on estimated uncollectible accounts receivable based on analysis of risk of loss on specific accounts.

(d) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

(e) Escrows and Reserves

     Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.

(f) Deferred Costs

     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the remaining life of the related leases. Accumulated amortization of these costs was $2,175,907 and $786,979 at December 31, 2003 and 2002, respectively.

(g) Rental Property

     Rental property is carried at cost less accumulated depreciation and impairment losses, where appropriate. Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets by class are as follows:

Buildings	39 years
Building improvements	5 to 15 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

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

     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease incurring depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet.

(h) Purchase Accounting for Acquisition of Rental Property and Additional Interests in Real Estate Entities

     Purchase accounting was applied to the acquisition of rental property and to the assets and liabilities related to real estate entities for which the Company acquired additional interests. Ownership interests acquired from related, common owners, are accounted for at their historical cost basis. Acquisitions of ownership interests and rental property of other parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of the real estate acquired was determined on an as if vacant building basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as if vacant basis was allocated as follows:

•	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; and

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancellable lease terms, ranging from one to 12 years.

•	the intangible value of tenant or customer relationships.

•	the remainder of the purchase price is allocated to the in-place leases and represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred.

(i) Investments in Real Estate Entities

     Investments in real estate entities represent equity investments in ventures or partnerships not controlled by the Company. The control factors the Company considers include the ability of other partners or members to participate in or block management decisions. Subsequent to the initial public offering in October 2003, the Company acquired the remaining ownership interests in the entities in which a third party held a controlling interest. Prior to these acquisitions of interests, and for the year ended December 31, 2002, First Potomac Predecessor accounted for these investments using the equity method. As of December 31, 2003 the Company had no real estate investments that were accounted for as an unconsolidated investment using the equity method.

(j) Intangibles

     In conjunction with the initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the operating partnership. The acquisition of FPM Management LLC and its in-place workforce was accounted for as a business combination. The $3.5 million purchase price, based upon the price of the initial public offering of our Common Shares, was allocated between the value of the acquired in-place workforce ($2.1 million) and a termination charge of $1.4 million related to the extinguishment of the acquired management contracts. The $2.1 million fair value of the in-place workforce acquired from third parties has been classified as goodwill in accordance with SFAS No. 141, “Business Combinations”. Goodwill is assessed for impairment annually and in interim periods if certain events occur indicating the carrying value is impaired. The Company will recognize an impairment loss when the discounted expected future cash flows associated with management contracts is less than the carrying cost of the goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. No impairment loss was incurred or recorded for the year ended December 31, 2003.

     Other intangible assets include the value of tenant or customer relationships, and the origination value of leases in accordance with SFAS No. 141, “Business Combinations.” Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense. Accumulated amortization of intangible assets related to the value of acquired real estate was $1,597,250 and $63,020 at December 31, 2003 and December 31, 2002, respectively.

     Deferred market rent liability consists of the net effect of leases with above or below market rents. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-

cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases.

(k) Derivatives

     The Company uses interest rate protection or “cap” agreements to reduce the impact of interest rate changes. Under the terms of these agreements, the Company will make an initial premium payment to a counterparty in exchange for the right to receive payments from them if interest rates exceed specified levels during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty. The Company will only enter into these agreements with highly rated institutional counterparts and do not expect that any counterparties will fail to meet contractual obligations.

     All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income in shareholders’ equity for effective hedging relationships. For derivative financial instruments not designated as cash flow hedge instruments, realized and unrealized changes in fair value are recognized in current period earnings.

     The Company has interest rate cap agreements in the notional amount of $32.5 million providing that the maximum rate payable, or cap, attributable to the LIBOR portion of its related debt’s interest rate, exclusive of the spread is 5% through November and December 2005. Any increases in LIBOR as of December 31, 2003 in excess of approximately 400 basis points would have no impact on interest expense as the interest rate protection agreement caps LIBOR at a 5% maximum rate. The Company’s cap agreements have not been designated as cash flow hedges. These agreements have been recorded at their fair value as a component of prepaid and other assets.

(l) Income Taxes

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

     The Company revoked its S election the day prior to the completion of the initial public offering. The Company intends to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the short taxable year beginning on the date of the revocation of the S election and ending December 31, 2003. The Company believes that, commencing with the short taxable year, it is organized and operating in such a manner to enable it to qualify for taxation as a REIT under the Internal Revenue Code.

     To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and any nondeductible excise tax.

     The Company did not distribute any dividends in 2003 subsequent to the initial public offering through December 31, 2003.

(m) Minority Interest

     Minority interest relates to the interests in First Potomac Realty Investment Limited Partnership, the Company’s Operating Partnership, not owned by the Company. Upon completion of the initial public offering and contribution of the net proceeds to the Operating Partnership, the Company owned 86.1% of the total 1,396,523 operating units outstanding as of December 31, 2003. The remaining interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for partnership units. The minority interest arising from the limited partners’ ownership interests was 13.9% of the total operating units outstanding at December 31, 2003. Limited partners will have the right to tender their units for redemption beginning 12 months after the initial public offering in exchange for, at the Company’s option, Common Shares or an equivalent amount of cash. Unitholders will receive distributions per unit equivalent to the per share distributions consistent with that made to the Company’s common shareholders.

(n) Earnings Per Share

     Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of the Company’s

Common Shares outstanding. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The dilutive effects of stock options are computed using the treasury stock method.

     For the period from October 28, 2003 (date of closing of public offering) through December 31, 2003, the Company’s loss per share was $(0.73) calculated based on weighted average shares outstanding over the period of 8,177,478 and a loss for the period of $(5,938,371). There is no dilutive effect from stock options or operating units held by third-parties for this period.

(o) Stock Based Compensation

     In compliance with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company has elected to follow the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan share options. As such, compensation expense would be recorded only if the current market price of the underlying shares on the date of grant exceeded the exercise price.

     No compensation expense has been recognized for options granted under the Equity Compensation Plan adopted by the Board of Trustees in 2003. Under SFAS No. 123, compensation expense of $38,348 would have been recorded during the period from October 28, 2003 (date of adoption of Plan) through December 31, 2003 for the Equity Compensation Plan based upon the fair value of the option awards.

     Pro forma net income and net income per share would have been as follows:

Net loss, as reported	$5,938,371
Add: stock-based compensation included in reported net income	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	38,348

Pro forma net loss	5,976,719
Net loss per share, as reported – basic and diluted	$(0.73)
Pro forma net loss per share – basic and diluted	$(0.73)

(p) Use of Estimates

     The preparation of financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(q) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(r) Application of New Accounting Standards

     In December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (revised), an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company adopted FIN No. 46 in 2003.

     In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, establishing standards for classification and measurement of certain financial instruments with characteristics of both debt and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The FASB subsequently deferred indefinitely the provisions of SFAS 150 which apply to mandatorily redeemable non-controlling minority interests in consolidated entities. The Company adopted the requirements of this standard effective July

1, 2003.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” or SFAS No. 145. This standard, among other changes, rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which had required that gains and losses from extinguishment of debt be aggregated and classified as extraordinary. SFAS 145 requires that the use of debt extinguishment as part of an entity’s risk management strategy does not meet the criteria for classification as an extraordinary item. This standard is effective for fiscal years beginning after the Company adopted the requirements of this standard effective January 1, 2003. The Company retired approximately $31 million in debt, including prepayment fees, in October 2003. The loss associated with the prepayment fees and the write-off of deferred financing costs is included in income from continuing operations for 2003.

(2) Rental Property

     Rental property represents 17 industrial and flex rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	December 31,
	2003	2002
Land	$46,329,766	$20,913,938
Buildings and improvements	166,366,219	91,053,884
Tenant improvements	3,410,698	1,486,954
Furniture, fixtures and equipment	10,253,915	3,802,743

	226,360,598	117,257,519
Less: accumulated depreciation	(18,025,921)	(12,621,926)

	$208,334,677	$104,635,593

(3) Acquisitions

     The Company acquired the following properties in 2003:

					Percent	Contractual
		Acquisition		Square	Leased at	Purchase
Property	Location	Date	Property Type	Feet	12/31/03	Price
Virginia Center	Glen Allen, VA	10/29/03	Flex	119,672	63%	$9,525,000
Interstate Plaza	Alexandria, VA	12/01/03	Single-tenant industrial	107,320	100%	$12,000,000
Alexandria Corporate Park	Alexandria, VA	12/23/03	Multi-tenant industrial	278,130	68%	$40,000,000
6251 Ammendale Road	Beltsville, MD	12/24/03	Flex	86,818	38%	$6,100,000

     The aggregate purchase cost of significant assets and all other properties acquired was allocated as follows:

	Alexandria
	Corporate Park	Other Acquisitions	Total
Land	$10,045,499	$5,251,915	$15,297,414
Acquired tenant improvements	596,703	220,877	817,580
Building and tenant improvements	26,645,977	20,855,595	47,501,572
In-place lease intangible	2,774,240	1,829,547	4,603,787
Customer relations intangible	233,351	44,123	277,474
Deferred market rent liability	(113,774)	(57,417)	(171,191)

	$40,181,996	$28,144,640	$68,326,636

     The Company also acquired the remaining ownership interests in the entities that owned several of its properties as discussed further in Note (4).

Pro Forma Financial Information

     The pro forma financial information set forth below presents results as if all of the Company’s 2003 and 2002 acquisitions and the initial public offering occurred on January 1, 2002. The formation transactions that occurred subsequent to the initial public offering, including the acquisition of capital interests in FPM Management, LLC, the acquisition of ownership interests in entities that owned interests in several of the Company’s properties, and the repayment of debt, including non-recurring prepayment penalties and writing off unamortized debt costs, are also assumed to have occurred on January 1, 2002 for purposes of this pro forma presentation.

     The unaudited pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	For the Year Ended
	December 31,
	2003	2002
Pro forma total revenues	$29,982,177	$28,295,402
Pro forma net income (loss)	1,344,520	(5,097,057)
Pro forma diluted earnings (loss) per share	$0.15	$(0.59)

(4) Investments in Real Estate Entities

     As of October 31, 2003, the Company had no real estate investments that were accounted for as an unconsolidated investment using the equity method. On October 31, 2003, the Company acquired the remaining joint venture ownership interest in the entities that owned Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The Company assumed $32.5 million of mortgage debt encumbering these properties. The fair value of assets acquired and liabilities assumed with this acquisition of interests is as follows:

October 31, 2003
Fair value of assets acquired	$47,381,279
Liabilities assumed	(44,381,279)

Cash paid and units issued	$3,000,000

     Investments in real estate entities consisted of the following as of December 31, 2002:

	Effective
	Ownership	Company’s
	Interest	Investment	Affiliates’ Debt	Assets
Greenbrier Holding Associates, LLC	55%	$2,431,905	$10,500,000	2 industrial/flex properties
Columbia Holding Associates, LLC	48%	8,240,089	22,000,000	2 industrial/flex properties

		$10,671,994	$32,500,000

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

     During 2002, the Company acquired the controlling interest in Kristina Way Investments, LLC and Newington Terminal, LLC. These LLC’s own the Crossways Commerce Center I and II, Coast Guard Building and Newington Business Park Center. Due to the Company’s ability to exercise total control over these minority owned subsidiaries subsequent to theses acquisitions, these investments were consolidated as of September 9, 2002. Effective January 1, 2003, members of Kristina Way Investments, LLC and Newington Terminal, LLC (Kristina Way and Newington, respectively) transferred their ownership interests in Kristina Way and Newington to the Company in exchange for 304,230 units of limited partnership interests of First Potomac Realty Investment Limited Partnership issued at its fair value on the date of transfer of $14.07 per unit. Effective with this transfer, the Company owns a 94.8% interest in Kristina Way and Newington. On October 31, 2003 the Company acquired the remaining 5.2% outside ownership interest in the entities that owned interests in Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park. The fair value of assets acquired and liabilities assumed in these transactions is as follows:

	September 9, 2002	January 1, 2003	October 31, 2003
Fair value of assets acquired	$9,043,338	$4,280,516	$392,730
Fair value of liabilities assumed	(4,155,614)	—	—

Cash paid and units issued	$4,887,724	$4,280,516	$392,730

     Summary financial information for these real estate entities is as follows as of and for the year ended December 31, 2002:

Rental property, net	$40,044,531
Other assets	6,709,953
Long-term debt	32,500,000
Other liabilities	1,171,843
Revenue	1,098,488
Operating and other expenses	628,637
Interest expense	231,925
Depreciation and amortization	404,034
Net loss	(166,108)

(5) Mortgage Loans and Other Debt

     The Company’s borrowings consisted of the following:

	December 31,
	2003	2002
Lines of credit, at variable interest rates	—	$1,129,886
Mortgage debt with interest rates ranging from 6.7% to 8.5% maturing at various dates through October 2012	$127,840,126	87,313,423
Mezzanine loans with interest rates ranging from 10% to 15%, maturing in 2007	—	34,865,953
Note payable, with a rate of 6%, maturing in October 2006	—	628,448

	$127,840,126	$123,937,710

(a) Lines of Credit

     The Company had no lines of credit outstanding as of December 31, 2003. The Company had five lines of credit outstanding as of December 31, 2002 as follows:

Borrowing	Amount
Capacity	Outstanding	Interest Rate	Maturity
$200,000	$192,839	Prime + 1%	11/17/2005
300,000	137,047	Prime + 1%	1/17/2004
300,000	300,000	Prime + 0.75%	Due on demand
300,000	300,000	Prime + 0.75%	Due on demand
400,000	200,000	Prime + 0.75%	Due on demand

$1,500,000	$1,129,886

     On December 31, 2003 the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The exact interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value. Based upon the terms of the facility, this ratio cannot exceed 65%.

(b) Mortgage Debt

     During 2003, in conjunction with acquisitions of rental property and ownership interests, the Company assumed $32.5 million in debt encumbering Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center and $9.1 million related to the acquisition of Interstate Plaza.

     The Company’s mortgage debt is recourse solely to specific assets. The Company had 10 properties that secured mortgage debt at December 31, 2003.

     Future minimum principal payments on the Company’s mortgage loans after giving effect to the subsequent event described in Note (12) as of December 31, 2003 are as follows:

2004	$1,297,514
2005	11,894,468
2006	16,471,550
2007	1,416,059
2008	1,504,315
Thereafter	88,256,220

$120,840,126

(c) Mezzanine loans

     Mezzanine debt outstanding was $34.9 million at December 31, 2002. Subsequent to the initial public offering that closed on October 28, 2003, the Company paid in full all outstanding mezzanine financing. Mezzanine loans were secured by the Company’s ownership interests in related subsidiary entities.

(d) Notes payable

     In conjunction with a lawsuit settlement during 2002, First Potomac Predecessor completed a partial redemption of a partnership interest held by a limited partner in Plaza 500 Limited Partnership. The total redemption amount was $981,734, which represented the fair value of the partnership interest received. First Potomac Predecessor paid $300,000 at settlement and issued a note payable for the balance. The note bears interest at a fixed rate of 6% per annum and has an unpaid principal balance of $628,448 at December 31, 2003. The note was scheduled to mature in October 2006 and was repaid subsequent to the initial public offering.

     During 2003, the Company borrowed $737,000 from various partners of First Potomac Predecessor or other related parties. These loans bore interest at 12% and were repaid subsequent to the initial public offering. The Company recognized $31,550 of interest expense related to these loans during 2003.

(6) Commitments and Contingencies

     The Company’s rental properties are subject to non-cancelable operating leases generating future minimum rental payments as follows as of December 31, 2003:

		Percent of square
	Future	feet under leases
	minimum rents	expiring
2004	$25,925,207	10%
2005	23,486,345	7%
2006	20,217,299	12%
2007	16,612,382	19%
2008	12,627,538	11%
Thereafter	22,715,614	41%

Total	$121,584,385	100%

     At December 31, 2003, the rental properties were approximately 89% leased.

     Additionally, the Company rents office space under a non-cancellable operating lease. Future minimum rental payments under this lease are as follows:

Future minimum rents
2004	$231,377
2005	238,318
2006	245,468
2007	252,832
2008	260,414
Thereafter	544,450

Total	$1,772,859

(7) Fair Value of Financial Instruments

     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values because of their short-term maturities. Fair value information relating to mortgage debt, mezzanine debt, the lines of credit and note payable as of December 31 is as follows:

	2003	2002
Mortgage debt	$135,929,279	$90,074,274
Mezzanine debt	—	38,829,082
Lines of credit and note payable	—	1,558,334

(8) Stock Based Compensation

     The Company adopted the 2003 Equity Compensation Plan (“the Plan”) during 2003. The Plan provides for the issuance of options to purchase Common Shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan may be either qualified or non-qualified options, and all employees and non-employee trustees are eligible to receive grants. The Plan authorized the issuance of 903,800 common share equity awards, and 398,800 were available for award as of December 31, 2003. Outstanding awards vest 25 percent on the first anniversary of the date of grant and 6.25 percent in each subsequent calendar quarter thereafter until fully vested.

     The following summarizes the activity in the Equity Compensation Plan for the period from October 28, 2003 (date of adoption of plan) through December 31, 2003:

		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of year	—	—
Options granted	505,000	$15.00
Options exercised	—	—
Options forfeited	—	—

Options outstanding, end of year	505,000	$15.00

Options exercisable, end of year	—	—

Weighted average fair value of options granted during the year (calculated as of the grant date):	$1.62

     The fair value determination was calculated using the Black-Scholes option-pricing model to value all stock options granted in 2003 using the following assumptions:

Weighted average risk free interest rate	3%
Expected volatility	20%
Expected dividend yield	5%
Weighted average expected life of options	5 years

     The Company also granted Common Shares to non-executive trustees in October 2003 upon completion of the initial public offering. The non-executive trustees collectively received 7,000 Common Shares at the initial public offering price of $15 per share. Trustee share grants are fully vested upon issuance, and compensation expense of $105,000 was recognized at the date of issuance.

(9) Segment Information

     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America. As of December 31, 2003 and 2002, the Company’s tenant base contained one significant tenant, the United States Federal Government, which leased 25% and 8% of the Company’s total rentable square feet, respectively.

(10) Supplemental Disclosure of Cash Flow Information

     Supplemental disclosures of cash flow information for the years ended December 31 are as follows:

	2003	2002	2001
Cash paid for interest	$9,785,451	$4,147,984	$5,954,426
Non-cash investing and financing activities:
Issuance of notes payable related to redemption of units	—	628,228	—
Redemption of units to settle note receivable	—	52,434	—
Units issued for notes receivable	—	192,552	—
Deferral of financing costs due to lender	—	400,000	—
Issuance of units in exchange for limited partnership interests	$20,758,952	—	—

(11) Quarterly Financial Information (unaudited)

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
Revenue	4,313,940	4,516,452	3,936,645	5,595,732	18,362,769
Operating expense	2,655,129	2,590,595	2,858,025	6,243,255	14,347,004
Net loss	(907,895)	(1,319,529)	(1,590,562)	(6,325,242)	(10,143,228)

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
Revenue	2,262,949	2,154,683	3,433,549	3,662,093	11,513,274
Operating expense	1,362,580	1,418,981	2,082,350	2,729,652	7,593,563
Net loss	(533,464)	(769,473)	(4,072,177)	(750,417)	(6,125,531)

(12) Subsequent Events

     On January 30, 2004, the Company repaid $7.0 million of the $22.0 million loan encumbering our Rumsey Center and Snowden Center properties. As part of this transaction, the Company negotiated a reduction in the loan’s interest rate and extended the loan’s maturity date by one year. As a result of this restructuring the outstanding principal balance was reduced to $15.0 million, the loan’s maturity date was extended to December 31, 2006 and the effective interest rate was reduced from 4.57% to 3.47% (by reducing the LIBOR floor from 2.0% to 1.1% and reducing the spread from 257 basis points to 235 basis points). No prepayment penalties were incurred as a result of this transaction.

SCHEDULE III

FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

					Initial Costs			Gross Amount at End of Year
											Lives on
							Net				Which
				Encumbrances at		Building and	Improvements		Building and	Accumulated	Depreciation
Description	Location	Date Acquired	Type	December 31, 2003	Land	Improvements	Since Acquisition	Land	Improvements	Depreciation	is Computed
13129 Airpark Road	Culpeper, VA	December 1997	Industrial	$2,159,739	$442,487	$3,102,535	$387,385	$442,487	$3,489,920	$(539,892)	5-39
Plaza 500	Alexandria, VA	December 1997	Industrial/Flex	25,720,523	6,264,922	35,432,808	788,733	6,264,922	36,221,581	(5,806,094)	5-39
6600 Business Parkway	Elkridge, MD	December 1997	Industrial	4,594,353	2,613,622	5,111,476	147,187	2,613,622	5,258,663	(820,400	5-39
Van Buren Business Park	Herndon, VA	December 1997	Office/Flex	6,793,359	3,592,331	7,652,253	740,482	3,592,331	8,392,736	(1,385,506)	5-39
4200 Technology Court	Chantilly, VA	October 1998	Office/Flex	1,835,315	528,288	2,420,769	53,001	528,288	2,473,770	(348,468)	5-39
4212 Technology Court	Chantilly, VA	October 1999	Office/Flex	1,779,393	528,288	2,423,140	98,362	528,288	2,521,502	(330,387)	5-39
Crossways Commerce Center	Chesapeake, VA	December 1999	Industrial/Flex	26,620,596	5,160,349	23,659,730	1,938,811	5,160,349	25,598,541	(4,486,852)	5-39
Newington Business Park	Lorton, VA	December 1999	Industrial	16,792,213	3,135,288	10,353,839	3,832,825	3,135,288	14,186,664	(2,095,423)	5-39
Greenbrier Technology Center	Chesapeake, VA	October 2002	Industrial/Flex	5,400,000	1,364,896	5,119,431	25,200	1,364,896	5,144,631	(415,894)	5-39
Norfolk Business Center	Norfolk, VA	October 2002	Industrial/Flex	5,100,000	1,323,104	4,966,622	0	1,323,104	4,966,622	(426,886)	5-39
Rumsey Center	Columbia, MD	October 2002	Industrial/Flex	9,150,000	2,674,564	10,195,631	177,135	2,674,564	10,372,766	(569,753)	5-39
Snowden Center	Columbia, MD	October 2002	Industrial/Flex	12,850,000	3,404,213	12,824,291	259,993	3,404,213	13,084,284	(690,142)	5-39
Virginia Center Technology Park	Glen Allen, VA	October 2003	Industrial/Flex	—	1,922,331	7,026,353	913	1,922,331	7,027,265	(63,092)	5-39
Interstate Plaza	Alexandria, VA	December 2003	Industrial	9,044,636	2,185,346	8,972,257	—	2,185,346	8,972,257	(23,884)	5-39
Alexandria Corporate Park	Alexandria, VA	December 2003	Office/Flex/Industrial	—	10,045,499	27,242,680	—	10,045,499	27,242,680	(16,843)	5-39
Ammendale Park	Beltsville, MD	December 2003	Office/Flex/Industrial	—	1,144,238	5,076,951	—	1,144,238	5,076,950	(6,404)	5-39

				$127,840,126	$46,329,766	$171,580,765	$8,450,068	$46,329,766	$180,030,832	$(18,025,921)

The tax basis of the assets above is $181,111,082 at December 31, 2003.

(a) Reconciliation of Real Estate

     The following table reconciles the real estate investments for the three years ended December 31, 2003:

	2003	2002	2001
Balance at beginning of year	$117,257,519	$71,854,726	$71,640,768
Acquisitions	108,802,817	44,928,133	—
Capital expenditures	1,239,348	729,817	213,958
Dispositions	(939,086)	(255,157)	—

Balance at end of year	$226,360,598	$117,257,519	$71,854,726

(b) Reconciliation of Accumulated Depreciation

     The following table reconciles the real estate investments for the three years ended December 31, 2003:

	2003	2002	2001
Balance at beginning of year	$12,621,926	$6,089,191	$4,670,875
Acquisitions	3,985,850	4,262,603	—
Capital expenditures	2,261,131	2,331,465	1,418,316
Dispositions	(842,986)	(61,333)	—

Balance at end of year	$18,025,921	$12,621,926	$6,089,191