Form 10-K/A
period 2003-12-31
FIRST POTOMAC REALTY TRUST
filed 2004-04-23
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

FIRST POTOMAC REALTY TRUST
FORM 10-K

INDEX

Explanatory Note:

The following sets forth our Annual Report on Form 10-K in its entirety including minor changes to our original Annual Report on Form 10-K filed on March 30, 2004.

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

Competitive Advantages

     The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, including:

•	Experienced Management Team. The Company’s senior management team averages more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

•	Focused Strategy. The Company is the only publicly traded REIT focused exclusively on industrial and flex properties in the southern Mid-Atlantic region, one of the largest, most stable markets for assets of this type.

•	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less sophisticated owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates, frequent acquisition opportunities, and strong tenant bases, according to Delta Associates, a market research firm. The Company believes that additional U.S. Government spending for national defense and homeland security will continue to increase demand for industrial and flex space in its markets by both U.S. Government agencies and government contractors working on related projects.

•	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•	Favorable Lease Terms. As of December 31, 2003, 121 of the Company’s 191 leases (representing 64% of the leased space in our portfolio) are triple net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for rent growth through contractual rent increases.

•	Tenant Mix. As of December 31, 2003, the Company’s tenants included the U.S. Government (25% of its annualized base rent), government contractors (21%), Fortune 500 companies (11%) and more than 100 additional smaller tenants, most of which hold leases covering less than 15,000 square feet (43%). The Company believes its current tenant base provides a desirable mix of stability, diversity and growth potential.

     The Company had 25 employees as of March 19, 2004. The Company believes relations with its employees are good.

Management Team

     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position
Douglas J. Donatelli	42	President, Chief Executive Officer and Trustee
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

ITEM 2: PROPERTIES

     As of December 31, 2003 the Company owned the following 17 properties totaling approximately 2.9 million square feet:

Consolidated Properties

							Occupancy at
		No. of		Year of	Square	Annualized	December 31,
Property	Property Type	Bldgs.	Location	Acquisition	Footage	Rent	2003[1]	Primary Tenants
Plaza 500	Multi-tenant industrial	2	Alexandria, VA	1997	505,945	$4,982,037	97%	U.S. Govt.; Carolina Holdings
Van Buren Business Park	Flex	5	Herndon, VA	1997	109,233	1,335,053	75%	Fibertek
6600 Business Parkway	Single-tenant industrial	1	Elkridge, MD	1997	172,200	948,365	100%	REICO Distributors
13129 Airpark Road	Multi-tenant industrial	1	Culpeper, VA	1997	150,400	310,320	66%	Smurfit - Stone Container
4200 and 4212 Technology Court	Flex	2	Chantilly, VA	1998	64,064	787,124	91%	Urban Engineering & Associates
Newington Business Park Center	Multi-tenant industrial	7	Lorton, VA	1999	254,114	2,195,005	100%	U.S. Government
Crossways Commerce Center I	Multi-tenant industrial	1	Chesapeake, VA	1999	348,615	1,672,304	100%	Anteon, Visteon
Crossways Commerce Center II	Flex	2	Chesapeake, VA	1999	147,736	1,467,443	100%	First Data
Coast Guard Building	Flex	1	Chesapeake, VA	1999	61,992	947,738	100%	U.S. Government
Snowden Center	Flex	4	Columbia, MD	2002	140,438	1,712,774	92%	Paratek Microwave
Rumsey Center	Flex	4	Columbia, MD	2002	134,654	1,328,912	88%	Advance Med
Greenbrier Technology Center II	Flex	1	Chesapeake, VA	2002	79,684	1,144,658	96%	AMSEC
Norfolk Business Center	Flex	1	Norfolk, VA	2002	90,448	810,342	100%	Dataline
Interstate Plaza	Single-tenant industrial	1	Alexandria, VA	2003	107,320	1,262,268	100%	U.S. Government
Alexandria Corporate Park	Multi-tenant industrial	1	Alexandria, VA	2003	278,130	3,798,971	68%	U.S. Government, CACI
6251 Ammendale Road	Flex	1	Beltsville, MD	2003	86,818	501,437	38%	Lockheed Martin
Virginia Center	Flex	1	Glen Allen, VA	2003	119,672	822,218	63%	Service Partners, GAC National, DaimlerChrysler

Total/Average		36			2,851,463	$26,026,971	89%

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15A. FINANCIAL STATEMENT SCHEDULES

     Reference is made to the Index to Financial Statements and Schedules on page 36.

ITEM 15A(3). EXHIBITS

Exhibit Index

Exhibit	Description of Document
3.1*	Amended and Restated Declaration of Trust of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant.

3.3*	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.

10.1*	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.2*	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.3*	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.4*	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.5*	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.6*	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.7*	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.8*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.9*	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.10*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.11*	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12*	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13*	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14*	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.

10.15*	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.

10.16*	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.

10.17*	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.

Exhibit	Description of Document
10.18*	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.

10.19*	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

10.20*	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.21*	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.22*	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.23*	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.24*	Equity Incentive Plan.

10.25*	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment Limited Partnership as the Buyer, dated as of September 10, 2003.

10.26*	Contract of Sale between Elman Alexandria Associates, L.P., as the Seller, and First Potomac Realty Trust, as the Buyer, dated as of September 19, 2003.

10.27	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank. **

10.28	First Amendment to Revolving Credit Agreement. **

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (independent auditors).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

*	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11.
**	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

FIRST POTOMAC REALTY TRUST

Consolidated and Combined Statements of Operations
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues
Rental income	$15,341,194	$9,844,553	$8,184,640
Tenant reimbursements and other	3,021,575	1,668,721	1,483,401

Total revenues	18,362,769	11,513,274	9,668,041

Operating expenses
Property operating	3,338,647	1,541,627	1,324,715
Real estate taxes & insurance	1,573,812	1,098,457	937,732
General & administrative	4,306,466	2,314,421	2,352,057
Depreciation & amortization	5,128,079	2,639,058	1,496,712

Total operating expenses	14,347,004	7,593,563	6,111,216
Operating income	4,015,765	3,919,711	3,556,825

Other expenses (income)
Interest expense	11,074,922	8,431,981	6,515,208
Interest & other income	(221,626)	(624,951)	(325,079)
Equity in (earnings) losses of investees	46,953	114,786	(86,047)
Loss on write-off of assets	—	306,786	—
Loss from early retirement of debt	4,566,782	116,408	—

Total other expenses	15,467,031	8,345,010	6,104,082
Minority interests	(1,308,038)	1,700,232	—

Net loss	$(10,143,228)	$(6,125,531)	$(2,547,257)

Net loss per share[1]
Basic and diluted	$(0.73)	—	—
Weighted average shares outstanding – basic and diluted	8,177,478	—	—

[1] Net loss per share for 2003 is calculated on the $(5,938,371) loss incurred subsequent to the initial public offering that closed on October 28, 2003 through December 31, 2003.

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated and Combined Statements of Shareholders’ Equity and
Partners’ Capital
Years ended December 31, 2003, 2002 and 2001

				Total	Partners’ Capital		Total Shareholders’
	Par	Additional		Shareholders’	General	Limited	Equity and
	Value	Paid-in Capital	Deficit	Equity	Partners	Partners	Partners’ Capital
Balances at January 1, 2001	20	$1,980	$(2,772,280)	$(2,770,280)	$110,266	$11,766,132	$9,106,118
Dividends paid to shareholders	—	—	(197,097)	(197,097)	—	—	(197,097)
Contributions from partners	—	—	—	—	—	—	—
Distributions to partners	—	—	—	—	—	—	—
Net loss	—	—	156,053	156,053	(27,063)	(2,676,247)	(2,547,257)

Balances at December 31, 2001	20	1,980	(2,813,324)	(2,811,324)	83,203	9,089,885	6,361,764
Dividends paid to shareholders	—	—	(626,596)	(626,596)	—	—	(626,596)
Redemption of partnership units	—	—	—	—	—	(1,034,168)	(1,034,168)
Issuance of partnership units	—	—	—	—	—	(192,552)	(192,552)
Contributions from partners	—	—	—	—	—	294,520	294,520
Distributions to partners	—	—	—	—	(2,000)	—	(2,000)
Net loss	—	—	(485,629)	(485,629)	(56,370)	(5,583,532)	(6,125,531)

Balances at December 31, 2002	20	1,980	(3,925,549)	(3,923,549)	24,833	2,574,153	(1,324,563)
Sale of common stock	—	252,112	—	252,112	—	—	252,112
Dividends paid to shareholders	—	—	(1,419,232)	(1,419,232)	—	—	(1,419,232)
Issuance of partnership units	—	—	—	—	—	2,693,151	2,693,151
Distributions to partners	—	—	—	—	—	(289,070)	(289,070)
Net loss	—	—	(576,114)	(576,114)	(36,288)	(3,592,456)	(4,204,857)

Balances at October 28, 2003	20	254,092	(5,920,895)	(5,666,783)	(11,455)	1,385,778	(4,292,459)
Conversion of historical capital to minority interest upon the public offering of common stock	(20)	(254,092)	(13,542,609)	(13,796,721)	11,455	(1,385,778)	(15,171,044)
Issuance of common stock	8,634	117,525,629	—	117,534,263	—	—	117,534,263
Net loss	—	—	(5,938,371)	(5,938,371)	—	—	(5,938,371)

Balance at December 31, 2003	8,634	$117,525,629	$(25,401,875)	$92,132,389	$—	$—	$92,132,389

See accompanying notes to the consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated and Combined Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flow from operating activities
Net loss	$(10,143,228)	$(6,125,531)	$(2,547,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,522,741	3,303,106	1,778,724
Amortization of deferred lease liability	(111,431)	17,566	—
Minority interest	(1,308,038)	1,700,232	—
Loss from early retirement of debt	1,566,782	116,408	—
Loss on write-off of assets	—	306,786	—
Equity in losses of investees	46,953	114,786	(86,047)
Changes in assets and liabilities, net of acquisitions:
Escrows and reserves	(1,976,579)	(770,142)	(1,952,363)
Accounts and other receivables	(41,062)	379,232	(132,611)
Accrued straight-line rents	(137,498)	(175,834)	60,525
Prepaid expenses and other assets	(375,202)	825,885	300,578
Tenant security deposits	2,770	544,787	(2,296)
Advances to affiliates	—	—	21,744
Accounts payable and accrued expenses	(2,680,716)	(635,375)	435,710
Accrued interest	(2,230,204)	1,392,162	278,771
Rent received in advance	360,343	46,697	16,798
Deferred costs	(1,195,863)	(448,580)	—
Deferred market rent liability	368,979	—	—

Total adjustments	(2,188,025)	6,717,716	719,533

Net cash (used in) provided by operating activities	(12,331,253)	592,185	(1,827,724)

Cash flows from investing activities
Distributions from investments in real estate entities	2,728,207	258,361	121,695
Contributions to investments in real estate entities	—	(11,859,155)	—
Additions to rental property and other assets	(50,681,769)	(729,817)	(214,636)
Acquisition of additional interest in subsidiaries, net	(2,006,617)	(3,911,445)	—

Net cash used in investing activities	(49,960,179)	(16,242,056)	(92,941)

Cash flows from financing activities
Net proceeds from public offering	117,429,263	—	—
Deferred financing costs	(681,447)	(1,422,766)	(1,424,381)
Proceeds from debt	982,530	60,329,206	19,850,000
Repayments of debt	(38,645,504)	(41,963,960)	(16,390,457)
Acquisition of partnership units	—	(981,734)	—
Proceeds from sale of partnership units	—	435,896	—
Contributions from minority partners	—	539,140	—
Contributions from partners	—	294,520	—
Distributions to partners	(289,070)	(2,000)	—
Dividends to shareholders	(1,419,232)	(626,596)	(197,097)

Net cash provided by financing activities	77,376,540	16,601,706	1,838,065

Net increase in cash and cash equivalents	15,085,108	951,835	(82,600)
Cash and cash equivalents at beginning of year	1,222,400	270,565	353,165

Cash and cash equivalents at end of year	$16,307,508	$1,222,400	$270,565

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