Form 10-Q
period 2004-03-31
FIRST POTOMAC REALTY TRUST
filed 2004-05-10
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number 1-31824

FIRST POTOMAC REALTY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7200 Wisconsin Avenue, Suite 310, Bethesda, MD 20814
(Address of principal executive offices) (Zip Code)

(301) 986-9200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

As of May 5, 2004, there were 8,634,000 common shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2004	December 31, 2003
Assets:
Rental property, net	$206,939,622	$208,334,677
Cash and cash equivalents	8,748,900	16,307,508
Escrows and reserves	2,568,143	3,422,473
Accounts and other receivables, net of allowance for doubtful accounts of $306,793 and $144,711, respectively	681,682	575,362
Accrued straight-line rents, net	1,878,111	1,805,679
Deferred costs, net	3,102,956	3,205,534
Prepaid expenses and other assets	2,685,432	773,040
Intangible assets, net	9,305,659	9,723,735

Total assets	$235,910,505	$244,148,008

Liabilities:
Accounts payable and accrued expenses	$1,318,710	$1,525,992
Accrued interest	432,073	151,861
Rents received in advance	1,041,462	801,640
Tenant security deposits	1,072,657	1,025,645
Mortgage loans	120,543,017	127,840,126
Deferred market rent	704,457	803,428

Total liabilities	125,112,376	132,148,692
Minority interest	19,699,747	19,866,928
Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 8,634,000 issued and outstanding	8,634	8,634
Additional paid-in capital	117,525,629	117,525,629
Deficit	(26,435,881)	(25,401,875)

Total shareholders’ equity	91,098,382	92,132,388

Total liabilities and shareholders’ equity	$235,910,505	$244,148,008

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated and Combined Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Rental income	$6,651,804	$3,688,283
Tenant reimbursements and other	1,060,695	625,657

Total revenues	7,712,499	4,313,940

Operating expenses
Property operating	1,631,794	648,261
Real estate taxes & insurance	709,137	399,883
General & administrative	720,098	542,742
Depreciation & amortization	2,604,911	1,064,243

Total operating expenses	5,665,940	2,655,129

Operating income	2,046,559	1,658,811
Other expenses (income)
Interest expense	2,067,606	2,749,027
Interest & other income	(35,062)	(99,617)
Equity in (earnings) losses of investees	—	54
Loss from early retirement of debt	212,250	—

Total other expenses	2,244,794	2,649,464
Minority interests	(27,629)	(82,758)

Net loss	$(170,606)	$(907,895)

Net loss per share – basic and diluted	$(0.02)
Weighted average shares outstanding – basic and diluted	8,634,000

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flow from operating activities
Net loss	$(170,606)	$(907,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,786,330	1,109,231
Amortization of deferred lease liability	(3,225)	—
Deferred market rent	(98,971)	—
Minority interest	(27,629)	(82,758)
Loss from early retirement of debt	212,250	—
Equity in losses of investees	—	54
Changes in assets and liabilities, net of acquisitions:
Escrows and reserves	854,330	(12,239)
Accounts and other receivables, net	(106,320)	(106,568)
Accrued straight-line rents	(72,432)	(246,622)
Prepaid expenses and other assets	(1,912,392)	(33,796)
Tenant security deposits	47,012	(987)
Accounts payable and accrued expenses	(207,282)	894,556
Accrued interest	280,212	221,563
Rent received in advance	239,822	(211,728)
Deferred costs	(150,632)	(456,753)

Total adjustments	1,841,073	1,073,953

Net cash provided by operating activities	1,670,467	166,058

Cash flows from investing activities
Distributions from investments in real estate entities	—	2,231,653
Additions to rental property and other assets	(739,353)	(335,062)
Acquisition of additional interest in subsidiaries, net	—	—

Net cash (used in) provided by investing activities	(739,353)	1,896,591

Cash flows from financing activities
Deferred financing costs	(189,661)	—
Proceeds from debt	—	—
Repayments of debt	(7,297,109)	(2,167,593)
Dividends to shareholders	(863,400)	—
Distributions to minority interests	(139,552)

Net cash used in financing activities	(8,489,722)	(2,167,593)

Net decrease in cash and cash equivalents	(7,558,608)	(104,944)
Cash and cash equivalents at beginning of year	16,307,508	670,277

Cash and cash equivalents at end of period	$8,748,900	$565,333

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

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc., the general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of and owned an 86.1% interest in the Operating Partnership at March 31, 2004. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interests.

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

     On October 28, 2003, the Company closed its initial public offering. The Company sold 7.5 million common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102 million. On November 21, 2003, the Company sold an additional 1.125 million shares to cover over-allotments resulting in additional net proceeds of approximately $15.5 million. As of March 31, 2004, the Company had used approximately $111 million of the $118 million in net proceeds from the IPO to (i) acquire four additional properties ($60 million) net of $9 million of indebtedness assumed; (ii) repay debt, accrued interest and prepayment fees ($48 million) including $7 million of debt in the first quarter of 2004; and (iii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($3 million). The Company intends to use the remaining proceeds for general corporate and working capital purposes, including possible future acquisitions.

     As of March 31, 2004, the Company owned a 17-property portfolio consisting of 36 buildings totaling approximately 2.9 million square feet.

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

     The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and FPM Management LLC. Ownership interests acquired from the Control Group were recorded at their historical cost basis. Acquisitions of ownership interests of other parties were recorded at fair value. Purchase accounting was applied to the assets and liabilities related to real estate entities for which the Company acquired additional interests.

(c) Revenue Recognition

     The Company recognizes rental revenue on a straight-line basis over the life of the respective leases in accordance with SFAS No. 13, “Accounting for Leases”. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if accrued straight-line rents are ultimately collectible. The uncollectible portion of accrued straight-line rents is charged to rental revenues in the period in which the determination is made.

     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. The Company records a provision for losses on estimated uncollectible accounts receivable based on analysis of risk of loss on specific accounts.

(d) Income Taxes

     Prior to the initial public offering, the combined companies operated as a limited partnership or elected to be taxed as subchapter S corporations for federal income tax purposes. As a result, the Company was not subject to federal income taxation at the corporate level as taxable income was the direct responsibility of the partners or shareholders. Accordingly, no provision was made for state or federal income taxes in the accompanying combined financial statements.

     In conjunction with its initial public offering, the Company elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and any nondeductible excise tax.

     The Company paid its first dividend in February 2004 for the partial period of the fourth quarter of 2003 during which the Company was publicly traded.

(e) Minority Interest

     Minority interest relates to the interests in First Potomac Realty Investment Limited Partnership, the Company’s Operating Partnership, not owned by the Company. Upon completion of the initial public offering and contribution of the net proceeds to the Operating Partnership and at March 31, 2004, the Company owned 86.1% of the 1,396,523 Operating Partnership units outstanding. The remaining interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. The minority interest arising from the limited partners’ ownership interests was 13.9% of the total Operating Partnership units outstanding at March 31, 2004. Limited partners will have the right to tender their units for redemption beginning 12 months after the closing of the initial public offering in exchange for, at the Company’s option, common shares or an equivalent amount of cash. Unitholders will receive distributions per unit equivalent to the per common share distributions.

(f) Earnings Per Share

     Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of the Company’s Common Shares outstanding. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The dilutive effects of stock options are computed using the treasury stock method.

(g) Stock Based Compensation

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

     No compensation expense has been recognized for the three months ended March 31, 2004 for options granted under the Equity Compensation Plan adopted by the Board of Trustees in 2003. Under SFAS No. 123, compensation expense of $44,024 would have been recorded during this period for the Equity Compensation Plan based upon the fair value of the option awards.

     Pro forma net loss and net loss per share would have been as follows:

Net loss, as reported	$(170,606)
Add: stock-based compensation included in reported net loss	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(44,024)

Pro forma net loss	$(214,630)
Net loss per share, as reported – basic and diluted	$(0.02)
Pro forma net loss per share – basic and diluted	$(0.02)

(h) Use of Estimates

     The preparation of financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(i) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Rental Property

     Rental property represents 17 industrial and flex rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	March 31,	December 31,
	2004	2003
Land	$46,330,294	$46,329,766
Buildings and improvements	166,473,610	166,366,219
Tenant improvements	3,943,709	3,410,698
Furniture, fixtures and equipment	10,268,497	10,253,915

	227,016,110	226,360,598
Less: accumulated depreciation	(20,076,488)	(18,025,921)

	$206,939,622	$208,334,677

     The Company did not acquire any properties during the three months ended March 31, 2004.

(3) Mortgage Loans

     The Company’s borrowings consisted of the following:

	March 31,	December 31,
	2004	2003
Fixed-rate mortgage debt with interest rates ranging from 6.7% to 8.5% maturing at various dates through October 2012	$95,043,017	$95,340,126
Floating rate mortgage debt with interest rates of LIBOR + 2.35% to 2.45%, with $10,500,000 maturing in November 2005 and $15,000,000 ($22,500,000 at December 31, 2003) maturing December 2006	25,500,000	32,500,000

	$120,543,017	$127,840,126

(a) Lines of Credit

     The Company had no outstanding borrowings under lines of credit as of March 31, 2004.

     On December 31, 2003 the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. The Company had available credit of $35 million under this facility at March 31, 2004. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The exact interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value.

(b) Mortgage Debt

     The Company’s mortgage debt is recourse solely to specific assets. The Company had 10 properties that secured mortgage debt at March 31, 2004.

     Future minimum principal payments on the Company’s mortgage loans as of March 31, 2004 are as follows:

2004	$1,000,405
2005	11,894,468
2006	16,471,550
2007	1,416,059
2008	1,504,315
Thereafter	88,256,220

$120,543,017

(4) Segment Information

     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America.

(5) Supplemental Disclosure of Cash Flow Information

     Supplemental disclosures of cash flow information for the three months ended March 31 are as follows:

	2004	2003
Cash paid for interest	$1,666,948	$2,481,221

(6) Subsequent Event

     On April 27, 2004, the Company acquired Herndon Corporate Center, a 127,353 square-foot, single-story flex property located in Herndon, Virginia, for $20.5 million. The acquisition was financed using available cash, a draw of the Company’s revolving line of credit and the assumption of a $9.1 million, fixed-rate first mortgage loan. The property is 98% leased to 14 tenants, with the U.S. Government being the largest tenant occupying 23% of the space.

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s and the First Potomac Predecessor’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. The discussion and analysis is derived from the consolidated and combined operating results and activities of First Potomac Realty Trust.

     The Company is a self-managed, self-administered Maryland real estate investment trust (“REIT”). The Company owns and operates industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of March 31, 2004, the Company’s properties were approximately 90% leased to a total of 160 tenants. Our largest tenant is the U.S. Government. The Company derives substantially all of its revenue from rental revenue on its industrial and flex properties.

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc., the general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company closed on its initial public offering on October 28, 2003. The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of and owned an 86.1% interest in the Operating Partnership at March 31, 2004.

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

Critical Accounting Policies and Estimates

     The Company’s consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. The use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements. The Company’s critical accounting policies relate to revenue recognition, including evaluating the collectibility of accounts receivable, impairment of long-lived assets and purchase accounting for acquisitions of real estate.

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

     When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, the Company reviews the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate, including any indirect investments in real estate through entities that the Company does not control and which it accounts for using the equity method of accounting. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income.

     The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly used by appraisers.

Purchase Accounting

     The Company is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting adjustments recorded related to rental properties and additional interests in real estate entities acquired by it. These assessments include allocating the purchase price of real estate acquired to the fair value of the building, land, tenant improvements, in-place leases and other intangibles.

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

Results of Operations

     Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

     The results of operations for the three months ended March 31, 2004, represent the Company’s first complete quarter of earnings and activities subsequent to the initial public offering completed in the fourth quarter of 2003. The results of operations for the three months ended March 31, 2003 are based on the combined historical statements of operations of the First Potomac Predecessor.

     The Company acquired the remaining joint venture interests in the entities that owned interests in Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center in connection with the initial public offering. Acquisition of these ownership interests increased the Company’s ownership to 100 percent of the interests in these properties, and it therefore began consolidating the results of operations of these properties effective November 1, 2003. Prior to this date, and throughout the first quarter of 2003, the Company accounted for its interests in these properties using the equity method of accounting.

     The Company also acquired four properties, Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road, in the fourth quarter of 2003 subsequent to the closing of its initial public offering.

Total Revenues

     Rental revenue is summarized as follows:

	Three Months Ended March 31,			Percent
	2004	2003	Increase	Change
Rental income	$6,651,804	$3,688,283	$2,963,521	80%
Tenant reimbursements and other	$1,060,695	$625,657	$435,038	70%

     Rental Revenues

     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and deferred market rental revenue. The $2,963,521 increase in rental income in 2004 was due primarily to the acquisitions of Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road which contributed $1,697,408 in rental revenue. The increase is also attributable to the consolidation of the results of Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center subsequent to acquisition of the remaining joint venture interests in the entities that owned these properties in the fourth quarter of 2003, resulting in an additional $1,302,927 of rental revenue. These investments were accounted for under the equity method in the first quarter of 2003. Average rental rates on new leases and on renewal leases increased 18% and 4%, respectively, for leases executed during the quarter ended March 31, 2004.

     Occupancy at the four properties acquired in the fourth quarter of 2003 was 68%, and the remaining portfolio occupancy at March 31, 2004 was 94%. Overall occupancy of the Company’s properties was 90% at March 31, 2004 compared to 92% at March 31, 2003.

     Tenant Reimbursement and Other Revenues

     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants, as well as incidental other revenues such as late fees. The $435,038 increase in 2004 from 2003 was primarily due to the fourth quarter 2003 acquisitions of Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road resulting in $258,784 of additional tenant reimbursement revenue. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center contributed the remaining increase in tenant reimbursement and other revenue from 2003 to 2004.

Total Expenses

     Property Operating Expenses

     Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
	2004	2003	Increase	Change
Property operating expenses	$1,631,794	$648,261	$983,533	152%
Real estate taxes and insurance	$709,137	$399,883	$309,254	77%

     Property Operating Expenses. The $983,533 increase in property operating expenses in 2004 from 2003 was due primarily to $437,841 of property operating expenses for Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center resulted in an increase of $322,312 in operating expenses from 2003 to 2004. Management fees of $294,245 were recognized in 2004 compared to no management fee expenses in 2003. Management fees in 2003 were eliminated as part of the combined financial presentation of First Potomac Predecessor. The remaining difference can be attributed to higher utilities and administrative expenses incurred on the remaining portfolio.

     Real Estate Taxes and Insurance. Real estate taxes and insurance increased $309,254 in 2004 compared to 2003. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center resulted in $155,724 of additional real estate taxes and insurance costs in 2004. The remaining increase was due primarily to $136,379 in real estate taxes and insurance costs for Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road. The Company also experienced higher real estate taxes at the majority of its other properties as a result of anticipated higher assessed values and higher tax rates in 2004. Property insurance costs also increased in 2004 as a result of higher premiums upon renewal in January 2004.

     Other Operating Expenses

     General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
	2004	2003	Increase	Change
General and administrative	$720,098	$542,742	$177,356	33%

     General and administrative expenses increased in 2004 from 2003 due primarily to increased personnel resulting in additional compensation expense, increased professional fees and increased investor and shareholder related costs associated with being a publicly-held company.

     Real estate depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31,			Percent
	2004	2003	Increase	Change
Depreciation and amortization expense	$2,604,911	$1,064,243	$1,540,668	145%

     Depreciation and amortization expense increased $1,540,668 in 2004 from 2003 due primarily to the consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, resulting in $928,554 in depreciation and amortization expense. The remaining increase was due primarily to $610,169 of depreciation and amortization expense for Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road.

     Interest Expense

     Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
	2004	2003	Decrease	Change
Interest expense	$2,067,606	$2,749,027	$(681,421)	25%

     Interest expense decreased $681,421 in 2004 from 2003 due primarily to a decrease in interest expense from mezzanine indebtedness that was paid in full in October 2003 subsequent to the initial public offering. This was partially offset by an increase in mortgage interest and amortized debt costs arising from the consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the mortgage debt assumed with the acquisition of Interstate Plaza in the fourth quarter of 2003.

     Loss From Early Retirement of Debt

     The loss from early retirement of debt incurred in 2004 resulted from the write-off of unamortized debt costs associated with the repayment of $7 million of the $22 million first mortgage loan encumbering the Rumsey and Snowden properties.

     Minority Interest

     Minority interests subsequent to the initial public offering reflect the ownership of the Operating Partnership held by parties other than the Company. At March 31, 2004, 13.9% of the interests in the Operating Partnership were owned by limited partners, or minority interests. Minority interest expense for 2004 represents the limited partners allocable share of the Company’s loss. Minority interests at March 31, 2003 reflect interests held by parties other than the Company in the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

     Minority interest benefit decreased by $55,129 in 2004 from 2003 primarily as a result of allocating the net loss incurred for the three months ended March 31, 2004 to the limited partnership interests. Minority interests for the three months ended March 31, 2003 represented the allocation of net loss to the minority owners of the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

Liquidity and Capital Resources

     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its revolving credit facility. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of properties for capital projects. These capital projects include routine capital improvements and maintenance and leasing-related costs, including tenant improvements and leasing commissions.

     As of March 31, 2004, the Company had used approximately $111 million of the $118 million in net proceeds from its initial public offering to (i) repay debt, including accrued interest and prepayment fees ($48 million); (ii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($3 million); and (iii) acquire four additional properties ($60 million) net of $9 million of indebtedness assumed. The Company intends to use the remaining proceeds for general corporate and working capital purposes, including possible future acquisitions.

     All of the outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company met as of March 31, 2004. The Company is also subject to cash management agreements with most of the mortgages. These agreements require that income generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

     On December 31, 2003, the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. Alexandria Corporate Park and Virginia Center were the first assets pledged as security, and the Company had $35 million available under this facility at March 31, 2004. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The exact interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value. There were no draws made during the three months ended March 31, 2004, and no balance was outstanding at this date. On April 27, 2004, the Company borrowed $4.5 million to partially fund the acquisition of Herndon Corporate Center, a 127,353 square-foot, single-story flex property located in Herndon, Virginia.

     The Company intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive.

     The Company also intends to fund property acquisitions and other non-recurring capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, and by assuming existing indebtedness on acquired properties as well as potentially raising equity through joint ventures. The Company could also issue units of limited partnership interest in the Operating Partnership to fund a portion of the purchase prices for some of its future property acquisitions.

Cash Flows

     Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
	2004	2003	Change
Cash and cash equivalents	$8,748,900	$565,333	$8,183,567
Cash provided by operating activities	1,670,467	166,058	1,504,409
Cash (used in) provided by investing activities	(739,353)	1,896,591	(2,635,944)
Cash used in financing activities	(8,489,722)	(2,167,593)	(6,322,129)

     Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

     Net cash provided by operating activities increased $1,504,409 in 2004 due primarily to operations of Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road acquired in the fourth quarter of 2003. Cash provided by operating activities also increased in 2004 due to the consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center.

     Cash used in investing activities increased $2,635,944 in 2004. Investing activities in 2004 were comprised of capital and tenant improvement costs of $739,353 compared to $335,062 in 2003 as a result of the Company owning more properties. In 2003, the Company received $2,231,653 in distributions from investments in real estate entities (reflecting the Company’s joint venture interests in four properties prior to the initial public offering) compared to $0 distributions in 2004.

     Net cash used in financing activities increased $6,322,129 in 2004 from 2003 due primarily as a result of debt repayments of $7,297,109, including a $7,000,000 partial paydown of the $22,000,000 of mortgage debt that encumbers the Company’s Rumsey Center and Snowden Center properties. Additionally, the Company paid dividends and distributions of $1,002,953 in 2004 for the partial fourth quarter of 2003 subsequent to the initial public offering.

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

     As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be viewed as an substitute measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.

     The following table presents a reconciliation of net income (loss) to funds from operations for the three month period ended March 31, 2004.

Funds From Operations
Three Months Ended
March 31, 2004
Net Loss	$(170,606)
Add: Real estate depreciation and amortization	2,604,911
Add: Minority Interest	(27,629)

FFO	$2,406,676

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional Common Shares; and other risks detailed in the Company’s Annual Report on Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

     The Company had $25.5 million in variable rate debt, or 21%, of the total $120.5 million debt outstanding as of March 31, 2004.

     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Trust. The Trust estimates the fair value of its fixed rate mortgage debt outstanding at March 31, 2004 to be $101.2 million compared to the $95 million carrying value at that date.

     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements in the notional amount of $25.5 million as of March 31, 2004. The fair value of the cap agreement at March 31, 2004 approximated its carrying value. Under the terms of these agreements, the Company made an initial premium payment to a counterparty in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations.

ITEM 4: CONTROLS AND PROCEDURES

     The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

     (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed or furnished, as noted in the applicable Form 8-K, during the first quarter of 2004.

1.	Report on Form 8-K filed pursuant to Item 2 and Item 7 regarding the acquisition of Alexandria Corporate Park and the required financial statements and pro forma information dated January 6, 2004.

2.	Report on Form 8-K furnished pursuant to Item 9 and Item 12 regarding the Company’s fourth quarter of 2003 financial results and quarterly supplemental information.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	/s/ Douglas J. Donatelli
Douglas J. Donatelli
President and Chief Executive Officer

Date: May 10, 2004	/s/ Barry H. Bass
Barry H. Bass
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)