Form 10-Q
period 2004-06-30
FIRST POTOMAC REALTY TRUST
filed 2004-08-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission File Number 1-31824

FIRST POTOMAC REALTY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	37-1470730 (I.R.S. Employer Identification No.)

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

As of August 9, 2004, there were 14,154,000 common shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2004	December 31, 2003
Assets:
Rental property, net	$234,888,935	$208,334,677
Cash and cash equivalents	75,549,781	16,307,508
Escrows and reserves	3,004,503	3,422,473
Accounts and other receivables, net of allowance for doubtful accounts of $235,701 and $144,711, respectively	850,106	575,362
Accrued straight-line rents, net	1,955,074	1,805,679
Deferred costs, net	3,211,365	3,205,534
Prepaid expenses and other assets	6,514,297	773,040
Intangible assets, net	11,505,827	9,723,735

Total assets	$337,479,888	$244,148,008

Liabilities:
Accounts payable and accrued expenses	$2,595,177	$1,525,992
Accrued interest	390,096	151,861
Rents received in advance	1,002,204	801,640
Tenant security deposits	1,797,508	1,025,645
Mortgage loans	130,208,986	127,840,126
Deferred market rent, net	938,521	803,428

Total liabilities	136,932,492	132,148,692
Minority interests	19,415,839	19,866,928
Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 14,154,000 and 8,634,000 issued and outstanding, respectively	14,154	8,634
Additional paid-in capital	209,337,952	117,525,629
Deficit	(28,220,549)	(25,401,875)

Total shareholders’ equity	181,131,557	92,132,388

Total liabilities and shareholders’ equity	$337,479,888	$244,148,008

See accompanying notes to condensed, consolidated, and combined financial statements.

FIRST POTOMAC REALTY TRUST

Condensed, Consolidated, and Combined Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental	$7,282,745	$3,714,902	$13,934,549	$7,403,185
Tenant reimbursements and other	1,116,490	801,550	2,177,185	1,427,207

Total revenue	8,399,235	4,516,452	16,111,734	8,830,392
Operating expenses:
Property operating	1,581,943	401,185	3,213,737	1,049,446
Real estate taxes and insurance	825,886	388,046	1,535,022	787,929
General and administrative	1,171,734	678,280	1,891,832	1,221,022
Depreciation and amortization	2,674,508	1,123,084	5,279,420	2,187,327

Total operating expenses	6,254,071	2,590,595	11,920,011	5,245,724
Operating income	2,145,164	1,925,857	4,191,723	3,584,668
Other expenses (income):
Interest expense	2,236,903	2,990,481	4,304,509	5,739,508
Interest and other income	(29,068)	53,467	(64,130)	(46,150)
Equity in losses of investees	—	66,428	—	66,482
Loss from early retirement of debt	—	—	212,250	—

Total other expenses	2,207,835	3,110,376	4,452,629	5,759,840
Minority interests	(4,803)	(68,706)	(32,432)	(151,464)

Net loss	(57,868)	(1,115,813)	(228,474)	(2,023,708)

Weighted average shares outstanding – basic and diluted	9,119,275		8,876,637
Net loss per share – basic and diluted	$(0.01)		$(0.03)

See accompanying notes to condensed, consolidated, and combined financial statements.

FIRST POTOMAC REALTY TRUST

Condensed, Consolidated, and Combined Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities
Net loss	$(228,474)	$(2,023,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,615,262	2,722,319
Deferred market rent	135,093	—
Minority interests	(32,432)	(151,464)
Loss from early retirement of debt	212,250	—
Equity in losses of investees	—	66,482
Changes in assets and liabilities:
Escrows and reserves	417,970	1,307,014
Accounts and other receivables, net	(274,744)	(331,858)
Accrued straight-line rents	(149,395)	(489,835)
Prepaid expenses and other assets	(741,257)	(31,683)
Tenant security deposits	771,863	(33,415)
Accounts payable and accrued expenses	1,069,185	2,020,424
Accrued interest	238,235	317,455
Rent received in advance	200,564	(219,025)
Deferred costs	(189,779)	(705,719)

Total adjustments	7,272,815	4,470,695

Net cash provided by operating activities	7,044,341	2,446,987

Cash flows from investing activities
Distributions from investments in real estate entities	—	2,243,069
Purchase deposit on future acquisitions	(5,000,000)	—
Additions to rental property and other assets	(23,540,011)	(997,984)

Net cash (used in) provided by investing activities	(28,540,011)	1,245,085

Cash flows from financing activities
Deferred financing costs	(460,837)	—
Proceeds from debt	18,000,000	—
Repayments of debt	(25,610,206)	(2,474,598)
Dividends to shareholders	(2,590,200)	—
Distributions to minority interests	(418,657)	—
Proceeds from issuance of stock, net	91,817,843	—

Net cash provided by (used in) financing activities	80,737,943	(2,474,598)

Net increase in cash and cash equivalents	59,242,273	1,217,474
Cash and cash equivalents at beginning of year	16,307,508	670,277

Cash and cash equivalents at end of period	$75,549,781	$1,887,751

See accompanying notes to condensed, consolidated and combined financial statements.

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

     The results of operations for the three and six months ended June 30, 2004, represent the Company’s second complete quarter of earnings and activities subsequent to its initial public offering completed in the fourth quarter of 2003. The results of operations for the three and six months ended June 30, 2003, are based on the combined historical statements of operations of the First Potomac Predecessor (as defined below).

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc. (“Trust, Inc.”), the former general partner of First Potomac Realty Investment Limited Partnership (“FPR”), the Company’s operating partnership (“Operating Partnership”). The operations of Trust, Inc., the Operating Partnership and First Potomac Management, Inc. (“FPM”), the property management company that managed all of the Company’s assets prior to the initial public offering are referred to herein as First Potomac Predecessor. The Company owns all of its properties and conducts its business through the Operating Partnership. At June 30, 2004, the Company was the sole general partner of and owns a 91% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interests.

     As of June 30, 2004, the Company owned a 19-property portfolio consisting of 42-buildings totaling approximately 3 million square feet. On July 16, 2004, the Company acquired a 14-property, 26 building, 1.4 million square-foot portfolio located primarily in the Maryland suburbs of Washington, D.C. for total consideration of $123 million consisting of cash proceeds from the follow-on offering of $45 million and the assumption of $78 million of mortgage debt. On August 5, 2004, the Company also acquired a 3-building, 82,200 square-foot flex property located in the Maryland suburbs of Washington, D.C. for total consideration of $9.8 million consisting of cash proceeds from the follow-on offering, increasing the Company’s portfolio to 71 buildings totaling approximately 4.5 million square feet.

     On October 28, 2003, the Company closed its initial public offering. The Company sold 7.5 million common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102 million. On November 21, 2003, the Company sold an additional 1.125 million shares to cover over-allotments resulting in additional net proceeds of approximately $15.5 million. As of June 30, 2004, the Company had fully used the net proceeds from the IPO to (i) acquire additional properties ($67 million); (ii) repay debt, accrued interest and prepayment fees ($48 million) including $7 million of debt in the first quarter of 2004; and (iii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($3 million). On June 23, 2004, the Company closed on a follow-on offering of 5.5 million common shares at $17.60 per share, resulting in net proceeds of approximately $92 million. Through July 16, 2004, the Company had used $63 million of the proceeds from the follow-on offering to (i) acquire properties ($45 million) and (ii) repay borrowings in the second quarter of 2004 on the Company’s revolving line of credit ($18 million). The Company intends to use the remaining proceeds for general corporate and working capital purposes, including possible future acquisitions.

(b) Principles of Consolidation and Combination

     Financial statements for the Company’s operations in 2003 relate to First Potomac Predecessor. The combined financial statements of First Potomac Predecessor include the financial statements of Trust, Inc., FPR and FPM as these entities were under the common control of a single group of owners, Louis and Douglas Donatelli, father and son (the “Control Group”). Prior to the initial public offering, Trust, Inc. was the sole general partner of FPR. FPM managed all the properties held by FPR. The Control Group owned 80 percent of Trust, Inc., 48 percent of FPR (representing 100 percent of the voting interests) and 64 percent of FPM. All intercompany balances and transactions have been eliminated in consolidation.

     The 2004 consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and FPM Management LLC. Ownership interests acquired from the

Control Group were recorded at their historical cost basis. Acquisitions of ownership interests of other parties were recorded at fair value and allocated between building, tenant improvements, intangible assets and in-place leases in accordance with SFAS No. 141 “Business Combinations”.

     We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and as amended from time to time in other filings with the Securities and Exchange Commission.

     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2004 and the results of our operations for the quarter and year-to-date ended June 30, 2004 and 2003 and cash flows for year-to-date June 30, 2004 and 2003. Interim results are not necessarily indicative of full year performance because of the impact of mid-year acquisitions.

(c) Revenue Recognition

     The Company generates substantially all of its revenue from leases on its industrial and flex properties. The Company recognizes rental revenue on a straight-line basis over the life of the respective leases in accordance with SFAS No. 13, “Accounting for Leases.” Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if accrued straight-line rents are ultimately collectible. The uncollectible portion of accrued straight-line rents is charged to rental revenues in the period in which the determination is made.

     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts.

(d) Intangibles

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

     Deferred market rent liability consists of the net effect of leases with above or below market rents. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases.

     In conjunction with the initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the operating partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141, “Business Combinations”. Goodwill is assessed for impairment annually and in interim periods if certain events occur indicating the carrying value is impaired. The Company will recognize an impairment loss when the discounted expected future cash flows associated with management contracts is less than the carrying cost of the goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangibles”. No impairment loss was incurred or recorded for the three and six months ended June 30, 2004.

(e) Income Taxes

     Prior to the initial public offering, the combined companies operated as a limited partnership or elected to be taxed as subchapter S corporations for federal income tax purposes. As a result, the Company was not subject to federal income taxation at the corporate level as taxable income was the direct responsibility of the partners or shareholders. Accordingly, no provision was made for state or federal income taxes in the accompanying combined financial statements for periods prior to the IPO.

     In conjunction with its initial public offering, the Company elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and any nondeductible excise tax. Through June 30, 2004, the Company has not generated any taxable income or loss through a taxable REIT subsidiary. Accordingly, no provision was made for state or federal income taxes in the accompanying combined financial statements for periods subsequent to the IPO.

     On May 10, 2004, the Company paid a dividend of $0.20 per common share for the quarter ended March 31, 2004. On July 20, 2004, the Company declared a dividend of $0.21 per common share for the Company’s second quarter ended June 30, 2004. The dividend is payable on August 10, 2004 to shareholders of record on July 30, 2004. There were no accrued dividends at June 30, 2004

(f) Minority Interests

     Minority interests relates to the interests in the Operating Partnership not owned by the Company. Upon completion of the initial public offering and contribution of the net proceeds to the Operating Partnership, the Company owned 86% of the outstanding Operating Partnership units. Subsequent to the completion of the follow-on offering that closed on June 23, 2004, the Company owned 91% of the units outstanding. The remaining interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners will have the right to tender their units for redemption beginning 12 months after the closing of the initial public offering in exchange for, at the Company’s option, common shares of the Company or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share.

(g) Earnings Per Share

     Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of the Company’s common shares outstanding. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options, if dilutive, is computed using the treasury stock method. At June 30, 2004, the Company had outstanding 555,000 stock options that are not included in the computation of EPS as they are anti-dilutive due to losses for the quarter and year to date periods.

(h) Stock Based Compensation

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

     No compensation expense has been recognized for the three and six months ended June 30, 2004 for options granted under the Equity Compensation Plan adopted by the Board of Trustees in 2003. Under SFAS No. 123, compensation expense of $44,024 and 88,048 would have been recorded during the three and six months ended June 30, 2004 for the Equity Compensation Plan based upon the fair value of the option awards.

     Pro forma net loss and net loss per share would have been as follows (unaudited):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net loss, as reported	$(57,868)	$(228,474)
Add: stock-based compensation included in reported net loss	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(44,024)	(88,048)

Pro forma net loss	$(101,892)	$(316,522)

Net loss per share, as reported – basic and diluted	$(0.01)	$(0.03)
Pro forma net loss per share – basic and diluted	$(0.01)	$(0.04)

(i) Use of Estimates

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

(j) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Rental Property

     Rental property represents 19 industrial and flex rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	June 30,
	2004	December 31,
	(unaudited)	2003
Land	$52,231,285	$46,329,766
Buildings and improvements	189,675,419	166,366,219
Tenant improvements	4,710,247	3,410,698
Furniture, fixtures and equipment	10,273,658	10,253,915

	256,890,609	226,360,598
Less: accumulated depreciation	(22,001,674)	(18,025,921)

	$234,888,935	$208,334,677

     On April 27, 2004, the Company acquired Herndon Corporate Center, a 127,353-square-foot, single-story flex property in Herndon, Virginia, for $20.5 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $9.1 million, fixed-rate first mortgage loan, fair valued at $8.9 million. The property is currently 100% leased to 14 tenants, with the U.S. Government being the largest tenant, occupying 23% of the space.

     On June 4, 2004, the Company acquired Aquia Commerce Center I & II, a 64,000-square-foot, two-building flex property in Stafford, Virginia, for $11.2 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $1.0 million, fixed-rate first mortgage loan which approximated its fair value. The property is currently 100% leased to the U.S. Government.

     The aggregate purchase cost of properties acquired in 2004 was allocated as follows:

	Herndon Corporate	Aquia Commerce
	Center	Center I & II	Total
Land	$4,100,000	$1,772,960	$5,872,960
In-place lease intangibles	1,963,143	1,137,137	3,100,280
Building and tenant improvements	14,466,870	8,477,399	22,944,269
Deferred revenue and other	(30,013)	(187,496)	(217,509)

Total	$20,500,000	$11,200,000	$31,700,000

Pro Forma Financial Information (unaudited)

     The unaudited pro forma financial information set forth below presents results as if all of the Company’s 2004 and 2003 acquisitions, the initial public offering and the follow-on offering occurred on January 1, 2003.

     The unaudited pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	For the Three Months Ended June 30,
	2004	2003
Pro forma total revenues	$8,637,480	$8,398,505
Pro forma net income	(93,943)	(940,714)
Pro forma diluted earnings per share	$(0.01)	$(0.07)

	For the Six Months Ended June 30,
	2004	2003
Pro forma total revenues	$17,274,960	$16,797,009
Pro forma net income (loss)	(187,886)	(1,881,428)
Pro forma diluted earnings (loss) per share	$(0.01)	$(0.13)

(3) Mortgage Loans

     The Company’s borrowings consist of the following:

	June 30,	December 31,
	2004	2003
Fixed-rate mortgage debt with interest rates ranging from 5.3% to 8.5% maturing at various dates through February 2013	$104,708,986	$95,340,126
Floating rate mortgage debt with interest rates of LIBOR + 2.35% to 2.45%, with $10,500,000 maturing in November 2005 and $15,000,000 ($22,000,000 at December 31, 2003) maturing December 2006	25,500,000	32,500,000

	$130,208,986	$127,840,126

(a) Lines of Credit

     On December 31, 2003 the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. The Company had available credit of $35 million under this facility at June 30, 2004. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The exact interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value.

     The acquisition of Herndon Corporate Center on April 27, 2004 was financed in part by a $4.5 million borrowing on the Company’s revolving line of credit. With the acquisition of Aquia Commerce Center I & II on June 4, 2004, the Company borrowed an additional $9.0 million on the revolving line of credit. The Company also borrowed $4.5 million to partially finance the earnest money deposit for the 14-property portfolio located primarily in suburban Maryland. On June 23, 2004, the Company closed on its follow-on offering of 5,520,000 common shares and raised net proceeds of approximately $92 million. The Company used $18 million of the proceeds to pay down the outstanding balance on the revolving line of credit. Interest expense on the revolving line of credit was $109,022 for the three and six months ended June 30, 2004. Interest expense on the line of credit borrowings ranged from 3.25% to 3.29% for the three and six months ended June 30, 2004. There were no outstanding borrowings on the Company’s revolving line of credit as of August 9, 2004.

(b) Mortgage Debt

     The Company’s mortgage debt is recourse solely to specific assets. The Company had 12 properties that secured mortgage debt at June 30, 2004.

     Future minimum principal payments on the Company’s mortgage loans as of June 30, 2004 are as follows:

2004	$805,546
2005	12,116,910
2006	16,717,129
2007	1,676,981
2008	10,026,516
Thereafter	88,865,904

$130,208,986

(4) Segment Information

     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America.

(5) Supplemental Disclosure of Cash Flow Information

     Supplemental disclosures of cash flow information for the six months ended June 30 are as follows:

	2004	2003
Cash paid for interest on indebtedness	$3,789,259	$2,481,221

     On April 27, 2004, the Company acquired Herndon Corporate Center for $20.5 million net of the assumption of a $9.1 million mortgage with the balance paid in cash. On June 4, 2004, the Company acquired Aquia Commerce Center I & II for $11.2 million net of the assumption of a $1.0 million with the balance paid in cash. The $23.5 million additions to rental property and other assets is net of the non-cash assumption of these mortgages.

(6) Subsequent Event

     On July 16, 2004, the Company acquired a 14-property, 26 building, 1.4 million-square-foot portfolio concentrated in the Maryland suburbs of Washington, D.C. for total consideration of $123 million. The portfolio is comprised primarily of industrial and flex properties and was 94% leased at acquisition. The acquisition was financed, in part, by the assumption of a $78 million fixed-rate first mortgage loan collateralized by all of the properties in the portfolio. The loan bears interest at 6.7% and matures in September 2008. The remaining balance of the purchase price was funded through proceeds raised from the follow-on offering that closed on June 23, 2004.

     On August 5, 2004, the Company acquired a 3-building, 82,200 square-foot property concentrated in the Maryland suburbs of Washington, D.C. for total consideration of $9.8 million. The flex property was 95% leased to 23 tenants at acquisition. The acquisition was financed through proceeds raised from the follow-on offering that closed on June 23, 2004.

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s and the First Potomac Predecessor’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. The discussion and analysis is derived from the consolidated and combined operating results and activities of First Potomac Realty Trust and First Potomac Predecessor (as defined below).

     The Company is a self-managed, self-administered Maryland real estate investment trust (“REIT”). The Company owns and operates industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties primarily contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of June 30, 2004, the Company’s properties were approximately 90% leased to a total of 168 tenants. The Company’s largest tenant is the U.S. Government, which occupies 20.2% of the Company’s owned square footage. The Company derives substantially all of its revenue from leases on its industrial and flex properties.

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc. (“Trust, Inc.”), the former general partner of First Potomac Realty Investment Limited Partnership (“FPR”), the Company’s operating partnership (“Operating Partnership”). The operations of Trust, Inc., the Operating Partnership and First Potomac Management, Inc. (“FPM”), the property management company that managed all of its assets, prior to the initial public offering are referred to herein as First Potomac Predecessor. The Company owns all of its properties and conducts its business through the Operating Partnership. At June 30, 2004, the Company was the sole general partner of and owns a 91% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interests.

     The Company generates substantially all of its revenue from leases on its industrial and flex properties. The net loss for the Company for the second quarter of 2004 was $0.1 million, or $0.01 per share, compared with a net loss of $1.1 million for the First Potomac Predecessor for the prior-year period. For the three months ended June 30, 2004, the Company’s funds from operations were $2.6 million, or $0.25 per diluted share. In addition, the per share amount reflects a higher weighted average share count resulting from its follow-on offering of 5,520,000 common shares completed on June 23, 2004. In total, the Company estimates these expenses and the higher share count accounted for a reduction in funds from operations of approximately $0.03 per diluted share in the second quarter of 2004.

     The net loss for the Company for the first six months of 2004 was $0.2 million, or $0.03 per diluted share, compared with a net loss of $2.0 million for the First Potomac Predecessor for the prior-year period. The 2004 year-to-date results include a non-cash charge of $0.2 million, or $0.02 per diluted share, for the write-off of deferred financing costs associated with the restructuring of a mortgage loan.

     On April 27, 2004, the Company acquired Herndon Corporate Center, a 127,353-square-foot, single-story flex property in Herndon, Virginia, for $20.5 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $9.1 million, fixed-rate first mortgage loan. The property is currently 100% leased to 14 tenants, with the U.S. Government being the largest tenant, occupying 23% of the space. Based upon leases in place, Herndon Corporate Center is expected to generate first year net operating income of $1.9 million, representing a 9.3% return on the purchase price.

     On June 4, 2004, the Company acquired Aquia Commerce Center I & II, a 64,000-square-foot, two-building flex property in Stafford, Virginia, for $11.2 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $1.0 million, fixed-rate first mortgage loan. The property is currently 100% leased to the U.S. Government. Based upon leases in place, Aquia Commerce Center I & II is expected to generate first year net operating income of $1.2 million, representing a 10.4% return on the purchase price.

Critical Accounting Policies and Estimates

     The Company’s consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. The use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectibility of accounts receivable, impairment of long-lived assets and purchase accounting for acquisitions of real estate.

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

     The Company must make estimates related to the collectibility of its accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable, however, the Company cannot be certain its estimates regarding the collectibility of its accounts receivable will be accurate. These estimates have a direct impact on the Company’s net income because a higher bad debt allowance would result in lower net income and a lower bad debt allowance would result in higher net income.

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

     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and the Company will cease incurring depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held for sale on the balance sheet.

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

Results of Operations

     Comparison of the Three and Six Months Ended June 30, 2004 to the Three and Six Months Ended June 30, 2003

     The results of operations for the three and six months ended June 30, 2004, represent the Company’s second complete quarter of earnings and activities subsequent to the initial public offering completed in the fourth quarter of 2003. The results of operations for the three and six months ended June 30, 2003, are based on the combined historical statements of operations of the First Potomac Predecessor.

     The Company acquired the remaining joint venture interests in the entities that owned interests in Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center (the “IPO acquisitions”) in connection with the initial public offering. Acquisition of these ownership interests increased the Company’s ownership to 100 percent of the interests in these properties, and it therefore began consolidating the results of operations of these properties effective November 1, 2003. Prior to this date, and throughout the second quarter of 2003, the Company accounted for its interests in these properties using the equity method of accounting.

     The Company acquired four properties, Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road, in the fourth quarter of 2003 subsequent to the closing of its initial public offering. During the second quarter of 2004, the Company acquired Herndon Corporate Center and Aquia Commerce Center I & II; collectively these six acquired properties are referred to as (the “Post-IPO acquisitions”).

Total Revenues

     Rental revenue is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change
Rental income	$7,282,745	$3,714,902	$13,934,549	$7,403,185	$3,567,843	96%	$6,531,364	88%
Tenant reimbursements & other	$1,116,490	$801,550	$2,177,185	$1,427,207	$314,940	39%	$749,978	53%

     Rental Revenues

     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and deferred market rental revenue. Rental revenue increased $3,567,843 and $6,531,364, respectively, for the three and six months ended June 30, 2004 compared to 2003 primarily as a result of the Post-IPO acquisitions, which, in aggregate, contributed $2,341,381 and $4,038,789, respectively, in rental revenue. The increase can also be attributed to the consolidation of the results of the IPO acquisitions, subsequent to acquisition of the remaining joint venture interests in the entities that owned these properties in the fourth quarter of 2003, resulting in additional rental revenue of $1,299,260 and $2,602,186 during the three and six months ended June 30, 2004, respectively. These investments were accounted for under the equity method in 2003. Average rental rates on new leases and on renewal leases increased 0.6% and 3.7%, respectively, for leases executed during the three months ended June 30, 2004, and 0.6% and 3.1%, respectively, for new and renewal leases executed during the six months ended June 30, 2004.

     Prior to its initial public offering, the Company’s portfolio was 93% leased, and overall occupancy of the Company’s properties, including Post-IPO acquisitions subsequent to its initial public offering, was 90% at June 30, 2004 compared to 92% at June 30, 2003.

     Tenant Reimbursement and Other Revenues

     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees. Tenant reimbursements and other revenues increased $314,940 and $749,978, respectively, during the three and six months ended June 30, 2004 compared with the same periods in 2003 due primarily to the Post-IPO acquisitions. These acquisitions collectively resulted in $250,712 and $508,507 of additional tenant reimbursement revenue during the three and six months ended June 30, 2004, respectively. The consolidation of the IPO acquisitions contributed the majority of the remaining increase in tenant reimbursement and other revenue from 2003 to 2004.

Total Expenses

     Property Operating Expenses

     Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change
Property operating expenses	$1,581,943	$401,185	$3,213,737	$1,049,446	$1,180,758	294%	$2,164,291	206%
Real estate taxes & insurance	$825,886	$388,046	$1,535,022	$787,929	$437,840	113%	$747,093	95%

     Property Operating Expenses. Property operating expenses increased $1,180,758 and $2,164,291 for the three and six months ended June 30, 2004, respectively, compared to 2003 due in part, to $517,727 and $951,673 of property operating expenses for the Post-IPO acquisitions during the respective periods. The consolidation of the IPO acquisitions resulted in an increase of $255,603 and $577,914 in property operating expenses during the three and six months ended June 30, 2004, respectively. The Company allocated $336,398 and $630,643 of overhead and administrative costs to property operating expense during the three and six months ended June 30, 2004, respectively, whereas no allocation of overhead expense was made in 2003.

     Real Estate Taxes and Insurance. Real estate taxes and insurance increased $437,840 and $747,093 for the three and six months ended June 30, 2004, respectively, compared to 2003 due primarily to $275,704 and $412,083 in real estate taxes and insurance costs for the Post-IPO acquisitions during the respective periods. The remaining increase is due to the consolidation of the IPO acquisitions, which resulted in $156,957 and $312,681 of additional real estate taxes and insurance costs during the three and six months ended June 30, 2004, respectively.

     Other Operating Expenses

     General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change
General & administrative	$1,171,734	$678,280	$1,891,832	$1,221,022	$493,454	73%	$670,810	55%

     General and administrative expenses increased in 2004 from 2003 due primarily to increased personnel resulting in additional compensation expense, increased professional fees and increased investor and shareholder related costs and accounting services associated with being a publicly-held company. The number of employees of the Company increased to 38 as of June 30, 2004 compared to 17 as of June 30, 2003.

     Real estate depreciation and amortization expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change
Depreciation & amortization	$2,674,508	$1,123,084	$5,279,420	$2,187,327	$1,551,424	138%	$3,092,093	141%

     Depreciation and amortization expense increased $1,551,424 and $3,092,093, respectively, for the three and six months ended June 30, 2004 compared to 2003 due primarily to the consolidation of the IPO acquisitions, resulting in $861,665 and $1,790,219, respectively, in depreciation and amortization expense. The remaining increase was due primarily to $811,535 and $1,421,704, respectively, of depreciation and amortization expense for the Post-IPO acquisitions during the three and six months ended June 30, 2004.

     Interest Expense

     Interest expense on indebtedness is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2004	2003	2004	2003	Decrease	Change	Decrease	Change
Interest expense	$2,236,903	$2,990,481	$4,304,509	$5,739,508	$(753,578)	25%	$(1,434,999)	25%

     Interest expense decreased $753,578 and $1,439,999, respectively, for the three and six months ended June 30, 2004 compared to 2003 due primarily to a decrease of $1,187,990 and $2,339,373, respectively, in interest expense from mezzanine indebtedness that was paid in full in October 2003 with proceeds from the initial public offering. This was partially offset by $276,699 and $562,181 in mortgage interest and amortized debt costs arising from the consolidation of the IPO acquisitions as well as $257,966 and $426,314 of mortgage interest and amortized debt costs associated with debt assumed to finance the acquisitions of Interstate Plaza, Herndon Corporate Center and Aquia Commerce Center I & II during the three and six months ended June 30, 2004, respectively. However, interest expense, including amortized debt costs, arising from borrowings on the Company’s revolving line of credit during the three and six months ended June 30, 2004 decreased $158,345 and $334,302, respectively, compared to the various line of credit agreements in place during the same periods in 2003. The Company repaid all line of credit indebtedness in June 2004 using proceeds from the follow-on offering that closed June 23, 2004. There were no borrowings outstanding on the line of credit as of June 30, 2004.

     Loss From Early Retirement of Debt

     The loss from early retirement of debt incurred in 2004 resulted from the write-off of unamortized debt costs associated with the repayment in January 2004 of $7 million of the $22 million first mortgage loan encumbering the Rumsey and Snowden properties.

     Minority Interests

     Minority interests subsequent to the initial public offering reflect the ownership of the Operating Partnership held by parties other than the Company. At June 30, 2004, 9% of the interests in the Operating Partnership were owned by limited partners, or minority interests. Minority interest expense for 2004 represents the limited partners’ allocable share of the Company’s loss. Minority interests at June 30, 2003, reflect interests held by parties other than the Company in the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

     The minority interest’s share of losses decreased by $119,032 in 2004 from 2003 primarily as a result of allocating the net loss incurred for the six months ended June 30, 2004, to the limited partnership interests in the Operating Partnership. Minority interests for the three and six months ended June 30, 2003, represented the allocation of net loss to the minority owners of the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building and Newington Business Park Center.

     Liquidity and Capital Resources

     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its revolving credit facility. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of properties for capital projects. These capital projects include routine capital improvements and leasing-related costs, including tenant improvements and leasing commissions.

     As of June 30, 2004, the Company had used the net proceeds from the initial public offering to (i) repay debt, including accrued interest and prepayment fees ($48 million), including $7 million of debt in the first quarter of 2004 associated with the partial paydown and restructuring of the mortgage encumbering its Rumsey Center and Snowden Center properties; (ii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($3 million); and (iii) acquire additional properties ($67 million). The Company closed on a follow-on offering of 5,520,000 common shares on June 23, 2004, raising additional net proceeds of approximately $92 million. Through July 16, 2004, the Company had used approximately $63 million of the proceeds from the follow-on offering to (i) acquire properties ($45 million) and (ii) repay borrowings in the second quarter of 2004 on the Company’s revolving line of credit ($18 million). The Company intends to use the remaining proceeds for general corporate and working capital purposes, including possible future acquisitions.

     All of the Company’s outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company met as of June 30, 2004. The Company is also subject to cash management agreements with most of its lenders. These agreements generally require that income generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

     On December 31, 2003, the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. Alexandria Corporate Park and Virginia Center were the first assets pledged as security, and the Company had $35 million available under this facility at June 30, 2004. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The exact interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value. On April 27, 2004 the Company borrowed $4.5 million to partially fund the acquisition of Herndon Corporate Center, a 127,353 square-foot, single-story flex property located in Herndon, Virginia. With the acquisition of Aquia Commerce Center I & II on June 4, 2004, the Company borrowed an additional $9 million on the revolving line of credit. The Company also borrowed $4.5 million to partially finance the earnest money deposit for the 14-property portfolio acquired by the Company on July 16, 2004. The Company paid off the $18 million line of credit borrowings using proceeds from the follow-on offering that closed on June 23, 2004, and there were no outstanding borrowings on the Company’s revolving line of credit as of June 30, 2004.

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

     The Company also intends to fund property acquisitions and other non-recurring capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, and by assuming existing indebtedness on acquired properties as well as potentially raising equity through joint ventures. The Company could also issue units of limited partnership interest in its Operating Partnership to fund a portion of the purchase prices for some of its future property acquisitions.

Cash Flows

     Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
	2004	2003	Change
Cash and cash equivalents	$75,549,781	$1,887,751	$73,662,030
Cash provided by operating activities	7,044,341	2,446,987	4,597,354
Cash (used in) provided by investing activities	(28,540,011)	1,245,085	(29,785,096)
Cash provided (used in) by financing activities	80,737,943	(2,474,598)	83,212,541

     Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

     Net cash provided by operating activities increased $4,597,354 in 2004. This increase was due largely improved operating results. The increase in prepaid and other assets was substantially offset by cash provided by the operations of the Post-IPO acquisitions, as well as cash flow from the IPO acquisitions, which were consolidated beginning in the fourth quarter of 2003.

     Cash used in investing activities increased $29,785,096 in 2004 due primarily to the acquisition of Herndon Corporate Center and Aquia Commerce Center I & II during the second quarter of 2004 for $22,212,916, net of the $9,979,067 mortgage debt assumed and the $5,000,000 earnest money deposit (4,500,000 of which was funded through borrowings on the line of credit) paid in June 2004 for the 14-property portfolio acquired by the Company on July 16, 2004, the deposit is included in prepaid expenses and other assets at June 30, 2004. $1,328,186 was spent on capital improvements for the remaining properties during the six months ended June 30, 2004. In 2003, the Company received $2,243,069 in distributions from investments in real estate entities (reflecting the Company’s joint venture interests in the IPO acquisitions prior to the initial public offering). The Company currently owns no joint venture interests.

     Net cash provided by financing activities increased $83,212,541 in 2004 due primarily to the $91,817,843 net proceeds from the follow-on offering of 5,520,000 common shares that closed on June 23, 2004. Borrowings of $18,000,000 under the Company’s revolving line of credit were used to finance the acquisition of Herndon Corporate Center, Aquia Commerce Center I & II and to partially finance the earnest money for the 14-property portfolio acquired by the Company on July 16, 2004. In the first quarter of 2004, the Company repaid debt of $25,610,206 including a $7,000,000 partial paydown of the $22,000,000 of mortgage debt that encumbers the Company’s Rumsey Center and Snowden Center properties and $18,000,000 to pay off the Company’s revolving line of credit. Additionally, the Company paid dividends and distributions to minority interests of $3,008,857 in 2004.

Funds From Operations

     Investors and analysts following the real estate industry utilize funds from operations (“FFO”) as a supplemental performance measure. The Company considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

     As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be viewed as a substitute measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.

     The following table presents a reconciliation of net loss to FFO available to common share and unitholders for the three and six month period ended June 30, 2004.

	Funds From Operations
	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net loss	$(57,868)	$(228,474)
Add: Real estate depreciation and amortization	2,674,508	5,279,420
Add: Minority interests	(4,803)	(32,432)

FFO available to common share and unitholders	$2,611,837	$5,018,514

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

     The Company had $25.5 million in variable rate debt, or 20%, of the total $130.2 million debt outstanding as of June 30, 2004.

     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at June 30, 2004 to be $109.9 million compared to the $104.7 million carrying value at that date.

     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements in the notional amount of $25.5 million as of June 30, 2004. The fair value of the cap agreement at June 30, 2004, approximated its carrying value. Under the terms of these agreements, the Company made an initial premium payment to a counterparty in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations.

ITEM 4: CONTROLS AND PROCEDURES

     The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     On May 13, 2004, the Company’s Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 7,352,802 Common Shares present, in person or by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

        Election of Directors:

			Number of
		Votes Against	Broker
Name	Votes For	or Withheld	Non-Votes	Totals
Douglas J. Donatelli	7,239,642	113,160	0	7,352,802
Louis T. Donatelli	7,239,642	113,160	0	7,352,802
Robert H. Arnold	7,239,642	113,160	0	7,352,802
Richard B. Chess	7,239,642	113,160	0	7,352,802
J. Roderick Heller, III	7,209,046	143,756	0	7,352,802
R. Michael McCullough	7,164,646	188,156	0	7,352,802
Terry L. Stevens	7,164,646	188,156	0	7,352,802

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed or furnished, as noted in the applicable Form 8-K, during the second quarter of 2004.

1.	Report on Form 8-K furnished pursuant to Item 12 and Item 7 regarding the Company’s first quarter of 2004 financial results and quarterly supplemental information dated May 7, 2004.

2.	Report on Form 8-K filed pursuant to Item 2, Item 7 and Item 9 regarding purchase agreements entered into by the Company for the acquisition of the Suburban Maryland Portfolio and Aquia Commerce Center I & II and the filing of the Company’s Registration Statement on Form S-11 under the Securities Act of 1933, as amended, dated May 28, 2004.

3.	Report on Form 8-K filed pursuant to Item 2 and Item 7 regarding the acquisition of Aquia Commerce Center I & II dated June 7, 2004

4.	Report on Form 8-K filed pursuant to Item 5 and Item 7 regarding the pricing of a follow-on offering and the underwriting agreement entered into by the Company in connection with such offering, dated June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	/s/ Douglas J. Donatelli Douglas J. Donatelli President and Chief Executive Officer
Date: August 9, 2004	/s/ Barry H. Bass Barry H. Bass Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)