Form 10-Q
period 2004-09-30
FIRST POTOMAC REALTY TRUST
filed 2004-11-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 9, 2004, there were 14,154,000 common shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

INDEX

		Page
Part I:	Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
	Condensed, Consolidated and Combined Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2004 and 2003	4
	Condensed, Consolidated, and Combined Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2004 and 2003	5
	Notes to Condensed, Consolidated, and Combined Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	23
Item 4.	Controls and Procedures	23

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets

	September 30, 2004
	(Unaudited)	December 31, 2003
Assets:
Rental property, net	$359,524,453	$208,334,677
Assets held for sale	6,203,274	—
Cash and cash equivalents	20,206,033	16,307,508
Escrows and reserves	5,203,815	3,422,473
Accounts and other receivables, net of allowance for doubtful accounts of $235,701 and $144,711, respectively	1,446,364	575,362
Accrued straight-line rents, net of allowance for doubtful accounts of $4,674 and $0, respectively	2,126,200	1,805,679
Deferred costs, net	3,763,572	3,205,534
Prepaid expenses and other assets	2,614,819	773,040
Intangible assets, net	18,905,125	9,723,735

Total assets	$419,993,655	$244,148,008

Liabilities:
Accounts payable and accrued expenses	$3,076,526	$1,525,992
Accrued interest	702,540	151,861
Rents received in advance	1,509,452	801,640
Tenant security deposits	2,466,673	1,025,645
Mortgage loans	210,483,938	127,840,126
Deferred market rent, net	3,776,863	803,428

Total liabilities	222,015,992	132,148,692
Minority interests	19,189,586	19,866,928
Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 14,154,000 and 8,634,000 issued and outstanding, respectively	14,154	8,634
Additional paid-in capital	209,309,652	117,525,629
Deficit	(30,535,729)	(25,401,875)

Total shareholders’ equity	178,788,077	92,132,388

Total liabilities and shareholders’ equity	$419,993,655	$244,148,008

See accompanying notes to condensed, consolidated, and combined financial statements.

FIRST POTOMAC REALTY TRUST
Condensed, Consolidated, and Combined Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental	$10,556,176	$3,178,937	$24,240,006	$10,582,122
Tenant reimbursements and other	1,626,363	757,708	3,665,784	2,184,915

Total revenue	12,182,539	3,936,645	27,905,790	12,767,037
Operating expenses:
Property operating	2,424,329	652,930	5,479,230	1,702,376
Real estate taxes and insurance	1,122,437	252,900	2,585,263	1,040,829
General and administrative	951,689	754,504	2,843,445	1,975,526
Depreciation and amortization	3,811,330	1,197,691	8,961,169	3,385,018

Total operating expenses	8,309,785	2,858,025	19,869,107	8,103,749
Operating income	3,872,754	1,078,620	8,036,683	4,663,288
Other expenses (income):
Interest expense	3,327,609	2,920,748	7,844,370	8,660,356
Interest and other income	(107,749)	8,540	(171,880)	(37,610)
Equity in earnings (losses) of investees	—	(201,097)	—	64,069

Total other expenses	3,219,860	2,728,191	7,672,490	8,686,815
Income (loss) from continuing operations before minority interests	652,894	(1,649,571)	364,193	(4,023,527)
Minority interests	(66,806)	59,009	(34,374)	205,541

Income (loss) from continuing operations	586,088	(1,590,562)	329,819	(3,817,986)
Income from discontinued operations	71,073	—	98,866	—

Net Income (loss)	$657,161	$(1,590,562)	$428,685	$(3,817,986)

Basic and diluted net income per share:
Continuing operations	$0.04		$0.03
Discontinued operations	0.01		0.01

Net income	$0.05		$0.04

Weighted average common shares outstanding – basic	14,154,000		10,648,599
Weighted average common shares outstanding – diluted	14,283,720		10,768,305

See accompanying notes to condensed, consolidated, and combined financial statements.

FIRST POTOMAC REALTY TRUST
Condensed, Consolidated, and Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flow from operating activities
Net income (loss)	$428,685	$(3,817,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,840,594	3,438,438
Amortization of deferred market rent	(356,992)	(53,420)
Minority interests	34,374	(205,541)
Equity in losses of investees	—	64,069
Changes in assets and liabilities:
Escrows and reserves	(1,781,342)	1,573,166
Accounts and other receivables, net	(916,062)	(469,159)
Accrued straight-line rents	(320,521)	(174,737)
Prepaid expenses and other assets	(1,614,742)	(1,180,382)
Tenant security deposits	1,441,028	2,734
Accounts payable and accrued expenses	1,550,534	2,378,190
Accrued interest	550,679	827,104
Rent received in advance	707,812	(344,577)
Deferred costs	(550,638)	(685,717)

Total adjustments	8,584,724	5,170,168

Net cash provided by operating activities	9,013,409	1,352,182

Cash flows from investing activities
Distributions from investments in real estate entities	—	2,729,209
Purchase deposit on future acquisitions	(350,000)	—
Additions to rental property and other assets	(81,077,563)	(922,977)

Net cash (used in) provided by investing activities	(81,427,563)	1,806,232

Cash flows from financing activities
Financing costs	(808,687)	—
Proceeds from debt	18,000,000	982,305
Repayments of debt	(26,393,921)	(2,831,007)
Dividends to shareholders	(5,562,539)	(169,704)
Distributions to minority interests	(711,717)	—
Distributions to partners	—	(218,556)
Proceeds from issuance of stock, net	91,789,543	252,112

Net cash provided by (used in) financing activities	76,312,679	(1,984,850)

Net increase in cash and cash equivalents	3,898,525	1,173,564
Cash and cash equivalents at beginning of year	16,307,508	670,277

Cash and cash equivalents at end of period	$20,206,033	$1,843,841

See accompanying notes to condensed, consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Description of Business

     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust (“REIT”). The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region.

     The results of operations for the three and nine months ended September 30, 2004, represent the Company’s third complete quarter of earnings and activities subsequent to its initial public offering completed in the fourth quarter of 2003. The results of operations for the three and nine months ended September 30, 2003, are based on the combined historical statements of operations of the First Potomac Predecessor (as defined below).

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc. (“Trust, Inc.”), the former general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“FPR” or the “Operating Partnership”). The pre-IPO operations of Trust, Inc., the Operating Partnership and First Potomac Management, Inc. (“FPM”), the property management company that managed all of the Company’s assets prior to the initial public offering, are referred to herein as First Potomac Predecessor. The Company owns all of its properties and conducts its business through the Operating Partnership. At September 30, 2004, the Company was the sole general partner of and owns a 91% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interests.

     On October 28, 2003, the Company closed its initial public offering. The Company sold 7.5 million common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102.0 million. On November 21, 2003, the Company sold an additional 1.1 million shares to cover over-allotments resulting in additional net proceeds of approximately $15.5 million. Prior to the end of the second quarter of 2004, the Company had fully used the net proceeds from the IPO to (i) acquire additional properties ($67.0 million); (ii) repay debt, accrued interest and prepayment fees ($48.0 million) including $7.0 million of debt in the first quarter of 2004; and (iii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($3 million). On June 23, 2004, the Company closed on a follow-on offering of 5.5 million common shares at $17.60 per share, resulting in net proceeds of approximately $92.0 million. The Company has used all of the net proceeds of the follow-on offering to (i) acquire properties ($74.0 million) and (ii) repay borrowings on the Company’s revolving line of credit ($18.0 million).

     As of September 30, 2004, the Company owned a 34-property portfolio consisting of 71-buildings totaling approximately 4.5 million square feet. On July 16, 2004, the Company acquired a 14-property, 26 building, 1.4-million-square-foot portfolio located primarily in the Maryland suburbs of Washington, D.C. for total consideration of $123.0 million consisting of cash proceeds from the follow-on offering of $45.6 million and the assumption of $77.4 million of mortgage debt. On August 5, 2004, the Company acquired a three-building, 82,000-square-foot flex property located in the Maryland suburbs of Washington, D.C. for total cash consideration of $9.8 million consisting of cash proceeds from the follow-on offering. On October 22, 2004, the Company acquired a 124,000-square-foot, industrial flex property in Haymarket, Virginia for total cash consideration of $10.8 million consisting of cash proceeds from the follow-on offering. Also on October 22, 2004, the Company acquired two properties, Norfolk Commerce Park II and Crossways II, for $18.5 million. Norfolk Commerce Park II is a 128,000 square-foot flex property in Norfolk, Virginia, and Crossways II is an 85,000 square-foot flex property in Chesapeake, Virginia. The two properties were financed with proceeds raised from the Company’s follow-on offering and the assumption of $7.6 million of mortgage debt, increasing the Company’s portfolio to 75 buildings totaling approximately 4.9 million square feet.

(b) Principles of Consolidation and Combination

     Financial statements for the Company’s operations in 2003 relate to First Potomac Predecessor. The combined financial statements of First Potomac Predecessor include the financial statements of Trust, Inc., FPR and FPM as these entities were under the common control of a single group of owners, Louis and Douglas Donatelli, father and son (the “Control Group”). Prior to the initial public offering, Trust, Inc. was the sole general partner of FPR. FPM managed all the properties held by

FPR. The Control Group owned 80 percent of Trust, Inc., 48 percent of FPR (representing 100 percent of the voting interests) and 64 percent of FPM. Ownership interests acquired from the Control Group were recorded at their historical cost basis. Acquisitions of ownership interests of other parties were recorded at fair value and allocated between buildings, tenant improvements, intangible assets and in-place leases in accordance with SFAS No. 141 “Business Combinations.”

     The 2004 consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and FPM Management LLC, which succeeded to the business of FPM. All intercompany balances and transactions have been eliminated in consolidation.

     We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated and combined financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and as amended from time to time in other filings with the Securities and Exchange Commission.

     In our opinion, the accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2004 and the results of our operations for the quarter and year-to-date ended September 30, 2004 and 2003 and cash flows for year-to-date September 30, 2004 and 2003. Interim results are not necessarily indicative of full year performance due in part to the impact of mid-year acquisitions.

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

(d) Intangibles

     Other intangible assets include the value of tenant or customer relationships, and the origination value of leases in accordance with SFAS No. 141, “Business Combinations.” Customer relationship values are determined based on our evaluation of the speci?c characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense on the date of termination.

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

contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141, “Business Combinations.” Goodwill is assessed for impairment at the beginning of our fiscal year and in interim periods if certain events, such as the loss of key personnel, occur indicating the carrying value is impaired. The Company will recognize an impairment loss when the discounted expected future cash flows associated with management contracts is less than the carrying cost of the goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” No events occurred during the three and nine months ended September 30, 2004 to cause us to test for impairment.

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

     In conjunction with its initial public offering, the Company elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and any nondeductible excise tax. Through September 30, 2004, the Company has not generated any taxable income or loss through a taxable REIT subsidiary. Accordingly, no provision was made for state or federal income taxes in the accompanying combined financial statements for periods subsequent to the IPO.

(f) Minority Interests

     Minority interests relates to the interests in the Operating Partnership not owned by the Company. Upon completion of the initial public offering and contribution of the net proceeds to the Operating Partnership, the Company owned 86% of the outstanding Operating Partnership units. Subsequent to the completion of the follow-on offering that closed on June 23, 2004, the Company owned 91% of the units outstanding. The remaining interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners will have the right to tender their units for redemption beginning 12 months after the closing of the initial public offering in exchange for, at the Company’s option, common shares of the Company or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. As of November 9, 2004, no limited partners have tendered their units for redemption.

(g) Income Per Share

     Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of the Company’s common shares outstanding. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options, if dilutive, is computed using the treasury stock method.

     The following table sets forth the computation of the Company’s basic and diluted earnings per share from continuing operations and income available to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator for basic and diluted per share calculations:
Income (loss) from continuing operations	$586,088	$(1,590,562)	$329,819	$(3,817,986)
Income from discontinued operations	71,073	—	98,866	—

Net income (loss)	$657,161	$(1,590,562)	$428,685	$(3,817,986)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic:	14,154,000	—	10,648,599	—
Effect of dilutive shares:
Employee stock option awards	129,720	—	119,706	—

Denominator for diluted per share amounts	14,283,720	—	10,768,305	—

Basic and diluted net income per share:
Continued operations	$0.04	—	$0.03	—
Discontinued operations	0.01	—	0.01	—

Net income	$0.05	—	$0.04	—

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

     No compensation expense has been recognized for the three and nine months ended September 30, 2004 for options granted under the Equity Compensation Plan adopted by the Board of Trustees in 2003. Under SFAS No. 123, compensation expense of $53,093 and $149,357 would have been recorded during the three and nine months ended September 30, 2004 for the Equity Compensation Plan based upon the fair value of the option awards.

     Pro forma net income and net income per share would have been as follows (unaudited):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net income, as reported	$657,161	$428,685
Add: total stock-based compensation included in reported net income	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(53,093)	(149,357)

Pro forma net income	$604,068	$279,328

Net income per share, as reported – basic and diluted	$0.05	$0.04
Pro forma net income per share – basic and diluted	$0.04	$0.03

(i) Derivatives

     The Company has interest rate cap agreements in the notional amount of $25.5 million providing that the maximum interest rate payable, or “cap,” attributable to the LIBOR portion of the interest rate, exclusive of the spread is 5% through November and December 2005. The Company’s cap agreements have not been designated as cash flow hedges and are recorded at fair value as a component of prepaid and other assets. The Company recognized an increase in interest expense of $0.1 million for the three and nine months ended September 30, 2004 related to the decline in fair market value of these caps.

(j) Use of Estimates

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

(k) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Rental Property

     Rental property represents 33 industrial and flex rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	September 30,	December 31,
	2004	2003
	(unaudited)
Land	$88,525,382	$46,329,766
Buildings and improvements	278,819,212	166,366,219
Tenant improvements	6,773,987	3,410,698
Furniture, fixtures and equipment	9,711,745	10,253,915

	383,830,326	226,360,598
Less: accumulated depreciation	(24,305,873)	(18,025,921)

	$359,524,453	$208,334,677

     On April 27, 2004, the Company acquired Herndon Corporate Center, a 127,000-square-foot, single-story flex property in Herndon, Virginia, for $20.5 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $9.1 million, fixed-rate first mortgage loan, fair valued at $8.9 million. The property is currently 97% leased to 14 tenants, with the U.S. Government being the largest tenant, occupying 23% of the space.

     On June 4, 2004, the Company acquired Aquia Commerce Center I & II, a 64,000-square-foot, two-building flex property in Stafford, Virginia, for $11.2 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $1.0 million, fixed-rate first mortgage loan whose outstanding principal balance approximated its fair value. The property is currently 100% leased to the U.S. Government.

     On July 16, 2004, the Company acquired a 14-property, 26-building, 1.4-million-square-foot portfolio concentrated in the Maryland suburbs of Washington, D.C. for total consideration of $123 million. The portfolio is comprised primarily of industrial and flex properties and was 94% leased at acquisition. The acquisition was financed, in part, by the assumption of a $77.4 million fixed-rate first mortgage loan, fair valued at $81.0 million, collateralized by all of the properties in the portfolio. The remaining balance of the purchase price was funded by proceeds from the Company’s June follow-on offering.

     On August 5, 2004, the Company acquired Airpark Place, a three-building, 82,000-square-foot flex/warehouse property in Gaithersburg, Maryland for $9.8 million. The property is currently 93% leased to 22 tenants at acquisition. The acquisition was financed with proceeds raised from the Company’s June follow-on offering.

     The aggregate contractual purchase cost of properties acquired in 2004 was allocated as follows:

	Herndon	Aquia	Suburban	Airpark Place
	Corporate	Commerce	Maryland	Business
	Center	Center I & II	Portfolio	Center	Total
Land	$4,100,000	$1,772,960	$33,355,650	$2,646,000	$41,874,610
In-place lease intangibles	1,963,143	1,137,137	10,450,921	362,547	13,913,748
Building and tenant improvements	14,466,870	8,477,399	82,120,669	6,948,144	112,013,082
Deferred revenue and other	(30,013)	(187,496)	(2,927,240)	(156,691)	(3,301,440)

Total	$20,500,000	$11,200,000	$123,000,000	$9,800,000	$164,500,000

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

	For the Three Months Ended September 30,
	2004	2003
Pro forma total revenues	$12,900,546	$12,478,546
Pro forma net income (loss)	800,210	(223,026)
Pro forma diluted earnings (loss) per share	$0.06	$(0.02)

	For the Nine Months Ended September 30,
	2004	2003
Pro forma total revenues	$38,359,474	$37,435,148
Pro forma net income (loss)	2,322,248	(669,077)
Pro forma diluted earnings (loss) per share	$0.16	$(0.05)

(3) Discontinued Operations

Assets Held for Sale

     During the quarter ended September 30, 2004, the Company entered into a definitive agreement to sell 6251 Ammendale Road located in Beltsville, Maryland, for approximately $8.5 million to an unrelated third party. As a result, operating results for that asset are reflected as discontinued operations on the Company’s Condensed, Consolidated and Combined Statement of Operations for the three and nine months ended September 30, 2004, and the property is classified as held for sale as of September 30, 2004. The disposition is expected to be completed by December 31, 2004, subject to customary due diligence and closing conditions. The following table sets forth the balance sheet detail of the property as of September 30, 2004.

Land	$1,145,269
Building and improvements	5,082,699
Accumulated depreciation	(184,465)
Accounts receivable	45,060
Deferred cost, net	19,271
Prepaid assets	95,440

Total assets	$6,203,274

     The Company will have no continuing involvement with this property after the sale, and the operating results have been classified as discontinued operations for the three and nine month periods ended September 30, 2004. The Company anticipates recognition of a gain upon sale, as the fair value of the property exceeds its carrying value. Operating results of the property classified as discontinued operations are summarized as follows:

	For the three	For the nine months
	months ended	ended
	September 30, 2004	September 30, 2004
Revenue	$238,590	$627,072
Property expenses	116,859	347,966
Depreciation and amortization	50,658	180,240

	$71,073	$98,866

(4) Mortgage Loans

     The Company’s borrowings consist of the following:

	September 30,	December 31,
	2004	2003
Fixed-rate mortgage debt with interest rates ranging from 5.3% to 8.5% maturing at various dates through February 2013	$184,983,938	$95,340,126
Floating rate mortgage debt with interest rates of LIBOR + 2.35% to 2.45%, with $10,500,000 maturing in November 2005 and $15,000,000 ($22,000,000 at December 31, 2003) maturing in December 2006	25,500,000	32,500,000

	$210,483,938	$127,840,126

(a) Lines of Credit

     On December 31, 2003 the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. The Company had no borrowings outstanding and available credit of $35 million under this facility at September 30, 2004. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. Interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value.

     The acquisition of Herndon Corporate Center on April 27, 2004 was financed in part by a $4.5 million borrowing on the Company’s revolving line of credit. On May 26, 2004, the Company borrowed an additional $4.5 million to partially finance the earnest money deposit for the 14-property portfolio located primarily in suburban Maryland. With the acquisition of Aquia Commerce Center I & II on June 4, 2004, the Company borrowed an additional $9.0 million on the revolving line of credit. On June 23, 2004, the Company closed on its follow-on offering of 5,520,000 common shares and raised net proceeds of approximately $92 million. The Company used $18 million of the net proceeds to pay down the outstanding balance on the revolving line of credit. Interest expense on the revolving line of credit was $31,944 and $141,842 respectively for the three and nine months ended September 30, 2004. Interest expense on the revolving line of credit borrowings ranged from 3.25% to 3.29% for the three and nine months ended September 30, 2004. The Company had no borrowings outstanding on the line of credit at September 30, 2004. On October 22, 2004, the Company borrowed an additional $9.0 million on the revolving line of credit to partially finance the acquisition of the industrial/flex property in Haymarket, Virginia.

(b) Mortgage Debt

     The Company’s mortgage debt is recourse solely to specific assets. The Company had 29 properties that secured mortgage debt at September 30, 2004.

     Future minimum principal payments on the Company’s mortgage loans as of September 30, 2004, including amortization of the fair value impact on principal balances, are as follows:

2004	$751,131
2005	14,158,320
2006	18,845,033
2007	3,897,428
2008	83,966,123
Thereafter	88,865,903

$210,483,938

(5) Segment Information

     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America.

(6) Supplemental Disclosure of Cash Flow Information

     Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows:

	2004	2003
Cash paid for interest on indebtedness	$6,649,356	$7,042,878
Issuance of units in exchange for limited partnership interests	—	2,575,133

     On April 27, 2004, the Company acquired Herndon Corporate Center for $20.5 million net of the assumption of a $9.1 million mortgage, fair valued at $8.9 million, with the balance paid in cash. On June 4, 2004, the Company acquired Aquia Commerce Center I & II for $11.2 million net of the assumption of a $1.0 million mortgage that approximated its fair value with the balance paid in cash. On July 16, 2004, the Company acquired a 14-property portfolio concentrated in suburban Maryland of Washington, D.C. for $123.0 million net of the assumption of a $77.4 million mortgage, fair valued at $81.0 million, with the balance paid in cash using proceeds from the follow-on offering completed in June 2004. On August 5, 2004, the Company acquired Airpark Place for $9.8 million using proceeds from the follow-on offering. The additions to rental property and other assets are net of the non-cash assumption of these mortgages.

(7) Subsequent Events

     On October 22, 2004, the Company acquired a 124,000-square-foot industrial flex property in Haymarket, Virginia, for $10.8 million. The property is 100% leased to one tenant. The acquisition was financed with proceeds raised from the Company’s June follow-on offering and borrowings under the Company’s revolving line of credit.

     On October 22, 2004, the Company acquired two properties for $18.5 million. The Norfolk Commerce Park II building contains 128,000 square feet and was 93.7% leased to seven tenants. The Crossways II building contains 85,000 square feet and was 100% leased to five tenants. The properties were financed with net proceeds raised from the Company’s June follow-on offering and the assumption of a $7.6 million fixed-rate mortgage loan collateralized by Norfolk Commerce Park II. The loan bears interest at 6.9% and matures on August 7, 2008.

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s and First Potomac Predecessor’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. The discussion and analysis is derived from the consolidated and combined operating results and activities of First Potomac Realty Trust and First Potomac Predecessor (as defined below).

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc. (“Trust, Inc.”), the former general partner of First Potomac Realty Investment Limited Partnership (“FPR”), the Company’s operating partnership (“Operating Partnership”). The pre-IPO operations of Trust, Inc., the Operating Partnership and First Potomac Management, Inc. (“FPM”), property management company that managed all of the Compnay’s assets prior to the initial public offering, are referred to herein as First Potomac Predecessor. The Company owns all of its properties and conducts its business through the Operating Partnership. At September 30, 2004, the Company was the sole general partner of and owned a 91% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by contributors of properties to our Operating Partnership and are presented as minority interests.

     The Company is a self-managed, self-administered Maryland real estate investment trust (“REIT”). The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of September 30, 2004, the Company owned 34 properties which were approximately 94% leased to a total of 391 tenants in 443 leases. The Company’s largest tenant is the U.S. Government, representing 21% of the Company’s annualized base rental revenue as of September 30, 2004. The Company derives substantially all of its revenue from leases on its properties.

Executive Summary

     Net income for the Company for the third quarter of 2004 was $0.7 million, or $0.05 per share, compared with a net loss of $1.6 million for First Potomac Predecessor for the prior-year period. For the three months ended September 30, 2004, the Company’s funds from operations were $4.6 million, or $0.29 per diluted share. See “Funds from Operations.” In addition, the per share amount reflects a higher weighted average share count resulting from its follow-on offering of 5,520,000 common shares completed on June 23, 2004.

     Net income for the Company for the first nine months of 2004 was $0.4 million, or $0.04 per diluted share, compared with a net loss of $3.8 million for First Potomac Predecessor for the prior-year period. For the nine months ended September 30, 2004, the Company’s funds from operations were $9.6 million, or $0.79 per diluted share.

     The following description is a summary of our acquisition activity during the nine months ended September 30, 2004:

     On April 27, 2004, the Company acquired Herndon Corporate Center, a 127,000-square-foot, single-story flex property in Herndon, Virginia, for $20.5 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $9.1 million, fixed-rate first mortgage loan. The Company paid off the borrowing from the line of credit in June 2004. The property is currently 97% leased to 14 tenants, with the U.S. Government being the largest tenant, occupying 23% of the space.

     On June 4, 2004, the Company acquired Aquia Commerce Center I & II, a 64,000-square-foot, two-building flex property in Stafford, Virginia, for $11.2 million. The acquisition was financed with the Company’s available cash, borrowings under the Company’s revolving line of credit and the assumption of a $1.0 million, fixed-rate first mortgage loan. The Company paid off the borrowing from the line of credit in June 2004. The property is currently 100% leased to the U.S. Government.

     On July 16, 2004, the Company acquired a 14-property, 26-building, 1.4-million-square-foot portfolio concentrated in the Maryland suburbs of Washington, D.C. for total consideration of $123 million. The portfolio is comprised primarily of industrial and flex properties and was 94% leased at acquisition. The acquisition was financed, in part, by the assumption of a $77.4 million fixed-rate first mortgage loan collateralized by all of the properties in the portfolio. The loan bears interest at 6.7% and matures in September 2008. The remaining balance of the purchase price was funded by proceeds from the

Company’s June follow-on offering.

     On August 5, 2004, the Company acquired Airpark Place, a three-building, 82,000-square-foot flex/warehouse property in Gaithersburg, Maryland for $9.8 million. The property was 95% leased to 23 tenants at acquisition. The acquisition was financed with proceeds raised from the Company’s June follow-on offering.

     On October 22, 2004, the Company acquired a 124,000-square-foot industrial flex property in Haymarket, Virginia, for $10.8 million. The property is 100% leased to one tenant. The acquisition was financed with proceeds raised from the Company’s June follow-on offering and borrowings under the Company’s revolving line of credit.

     On October 22, 2004, the Company acquired two properties for $18.5 million. The Norfolk Commerce Park II building contains 128,000 square feet and was 93.7% leased to seven tenants. The Crossways II building contains 85,000 square feet and was 100% leased to five tenants. The properties were financed with proceeds raised from the Company’s June follow-on offering and the assumption of a $7.6 million fixed-rate mortgage loan collateralized by Norfolk Commerce Park II. The loan bears interest at 6.9% and matures on August 7, 2008.

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

     The Company estimates the fair value of rental properties using a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, or a capitalization of the property’s in place net operating income. These methodologies are similar to the income approach that is commonly used by appraisers.

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

     During the quarter ended September 30, 2004, the Company entered into a definitive agreement to sell 6251 Ammendale Road located in Beltsville, Maryland, for approximately $8.5 million to an unrelated third party. As a result, operating results for that asset are reflected as discontinued operations on the Company’s Condensed, Consolidated and Combined Statement of Operations for the three and nine months ended September 30, 2004, and the property is classified as held for sale as of September 30, 2004. The disposition is expected to be completed by December 31, 2004, subject to customary due diligence and closing conditions.

Purchase Accounting

     The Company is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting adjustments recorded related to rental properties and additional interests in real estate entities acquired. These assessments include allocating the purchase price of real estate acquired to the fair value of the building, land, tenant improvements, in-place leases and other intangibles.

     The Company allocates the components of real estate acquisitions using relative fair values computed that are based on its estimates and assumptions. These estimates and assumptions affect the amount of costs allocated between land, building, tenant improvements, furniture, fixtures and equipment and certain intangible assets. These allocations also impact depreciation expense and gains or losses recorded on sales of real estate. The Company also values in-place operating leases carrying rents above or below market as of the date of the acquisition; it then amortizes such values over the lives of the related leases. The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the recognition of rental revenue, depreciation expense and amortization expense.

Results of Operations

     Comparison of the Three and Nine months Ended September 30, 2004 to the Three and Nine months Ended September 30, 2003

     The results of operations for the three and nine months ended September 30, 2004, represent the Company’s third complete quarter of earnings and activities subsequent to the initial public offering completed in the fourth quarter of 2003. The results of operations for the three and nine months ended September 30, 2003, are based on the combined historical statements of operations of First Potomac Predecessor.

     The Company acquired the remaining joint venture interests in the entities that owned interests in Rumsey Center, Snowden Center, Greenbrier Technology II and Norfolk Business Center (the “IPO acquisitions”) in connection with the initial public offering. The IPO acquisitions increased the Company’s ownership to 100 percent of the interests in these properties, and it therefore began consolidating the results of operations of these properties effective November 1, 2003. Prior to this date, and throughout the third quarter of 2003, the Company accounted for its interests in these properties using the equity method of accounting.

     The Company acquired four properties, Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road, in the fourth quarter of 2003 subsequent to the closing of its initial public offering. During the second quarter of 2004, the Company acquired Herndon Corporate Center and Aquia Commerce Center I & II. The third quarter 2004 acquisitions include: a 14-property, 26-building, 1.4-million square-foot portfolio located primarily in the Maryland suburbs of Washington, D.C. (the “Suburban Maryland Portfolio,” comprised of Deer Park, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park and Woodlands Business Center) and Airpark Place Business Center. Collectively, the properties acquired since the Company’s IPO are referred to as the “Post-IPO acquisitions.” The results of operations for 6251 Ammendale Road are excluded from the Post-IPO acquisitions and are reflected as discontinued operations because the Company has entered into a definitive agreement to sell that asset and the property meets the Company’s criteria to be classified as held for sale as of September 30, 2004.

Total Revenues

     Rental revenue is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change

Rental income	$10,556,176	$3,178,937	$24,240,006	$10,528,122	$7,377,239	232%	$13,711,884	130%
Tenant reimbursements & other	$1,626,363	$757,708	$3,665,784	$2,184,915	$868,655	115%	$1,480,869	68%

Rental Revenues

     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and deferred market rental revenue. Rental revenue increased $7,377,239 and $13,711,884, respectively, for the three and nine months ended September 30, 2004, compared to the same periods in 2003 primarily as a result of the Post-IPO acquisitions, which, in the aggregate, contributed $5,570,064 and $9,358,134, respectively, in rental revenue. The increase can also be attributed to the consolidation of the results of the IPO acquisitions, resulting in additional rental revenue of $1,319,299 and $3,921,486 during the three and nine months ended September 30, 2004, respectively. These investments were accounted for under the equity method in 2003. Average rental rates on new leases and on renewal leases increased 15.9 % and 14.4%, respectively, for leases executed during the three months ended September 30, 2004, and 10.1% and 12.8%, respectively, for new and renewal leases executed during the nine months ended September 30, 2004.

     Prior to its initial public offering, the Company’s portfolio was 93% leased. Overall occupancy of the Company’s properties, including the Post-IPO acquisitions, was 94% at September 30, 2004.

Tenant Reimbursement and Other Revenues

     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees. Tenant reimbursements and other revenues increased $868,655 and $1,480,869, respectively, during the three and nine months ended September 30, 2004, compared with the same periods in 2003 due primarily to impact from the Post-IPO acquisitions. These acquisitions collectively resulted in $721,374 and $1,094,118 of additional tenant reimbursement revenue during the three and nine months ended September 30, 2004, respectively. The consolidation of the IPO acquisitions contributed the majority of the remaining increase in tenant reimbursement and other revenue.

Total Expenses

Property Operating Expenses

     Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change

Property operating expenses	$2,424,329	$652,930	$5,479,230	$1,702,376	$1,771,399	271%	$3,776,854	222%
Real estate taxes & insurance	$1,122,437	$252,900	$2,585,263	$1,040,829	$869,537	344%	$1,544,434	148%

     Property Operating Expenses. Property operating expenses increased $1,771,399 and $3,776,854 for the three and nine months ended September 30, 2004, respectively, compared to 2003 due, in part, to $1,165,549 and $1,962,205 of property operating expenses for the Post-IPO acquisitions during the respective periods. The consolidation of the IPO acquisitions resulted in an increase of $297,534 and $875,527 in property operating expenses during the three and nine months ended September 30, 2004, respectively. Increased administrative and overhead costs, repairs and maintenance expense and higher utility costs contributed the majority of the remaining increase.

     Real Estate Taxes and Insurance. Real estate taxes and insurance increased $869,537 and $1,544,434 for the three and nine months ended September 30, 2004, respectively, compared to 2003 due primarily to $553,609 and $893,496 in real estate taxes and insurance costs for the Post-IPO acquisitions during the respective periods. The remaining increase is due to the consolidation of the IPO acquisitions, which resulted in $159,850 and $472,531 of additional real estate taxes and insurance costs during the three and nine months ended September 30, 2004, respectively. Real estate taxes and insurance expense on the Company’s pre-IPO portfolio increased as a result of generally higher assessed values and tax rates, as well as higher insurance costs.

Other Operating Expenses

     General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change

General & administrative	$951,689	$754,504	$2,843,445	$1,975,526	$197,185	26%	$867,919	44%

     General and administrative expenses increased in 2004 from 2003 primarily due to increased personnel, resulting in additional compensation expense, increased professional fees and increased investor and shareholder related costs and accounting services associated with being a publicly held company. The number of employees of the Company increased to 41 as of September 30, 2004 compared to 20 as of September 30, 2003.

     Real estate depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	Increase	Change

Depreciation & amortization	$3,811,330	$1,197,691	$8,961,169	$3,385,018	$2,613,639	218%	$5,576,151	165%

     Depreciation and amortization expense increased $2,613,639 and $5,576,151, respectively, for the three and nine months ended September 30, 2004, compared to 2003 primarily due to depreciation and amortization associated with the Post-IPO acquisitions, resulting in $1,902,546 and $3,194,668, respectively, in depreciation and amortization expense. The remaining increase was due primarily to $843,196 and $2,633,415, respectively, of depreciation and amortization expense for the IPO acquisitions during the three and nine months ended September 30, 2004.

Interest Expense

     Interest expense on indebtedness is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
	2004	2003	2004	2003	Increase	Change	(Decrease)	Change

Interest expense	$3,327,609	$2,920,748	$7,844,370	$8,660,356	$406,861	14%	$(815,986)	9%

     Interest expense increased $406,861 for the three months ended September 30, 2004, and decreased $815,986 for the nine months ended September 30, 2004, compared to the same periods in 2003. The increase in interest expense for the three months ended September 30, 2004, is primarily due to $1,267,447 of interest expense associated with mortgages assumed with the Post-IPO acquisitions of the Suburban Maryland Portfolio, Herndon Corporate Center and Aquia Commerce Center I & II. The IPO acquisitions further contributed $416,685 of mortgage interest expense during the same period. The increase in mortgage interest expense for the three months ended September 30, 2004 compared to 2003 was offset by the $1,187,938 decrease in interest expense from mezzanine indebtedness that was paid in full in October 2003 with proceeds from the Company’s initial public offering. The decrease in interest expense for the nine months ended September 30, 2004 compared to 2003 was due to the elimination of $3.5 million in interest expense related to debt paid off using proceeds from the IPO. The decrease was offset by $2.6 million of mortgage interest expense on mortgages assumed subsequent to our IPO.

Minority Interests

     Minority interests subsequent to the initial public offering reflect the ownership of the Operating Partnership held by parties other than the Company. At September 30, 2004, 9% of the interests in the Operating Partnership were owned by limited partners, or minority interests. Minority interest expense for 2004 represents the limited partners’ allocable share of the Company’s earnings. Minority interests at September 30, 2003, reflect interests held by parties other than the Company in the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center.

     The minority interests’ share of earnings was $34,374 for the nine months ended September 30, 2004 compared to minority interest’s share of losses of $205,541 in the same period in 2003. Allocation of net income for the three and nine months ended September 30, 2004 are to the limited partnership interests in the Operating Partnership. Minority interests for the three and nine months ended September 30, 2003, represented the allocation of net loss to the minority owners of the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center.

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

     As of September 30, 2004, the Company had used the net proceeds from the initial public offering to (i) repay debt, accrued interest and prepayment fees ($48 million), including $7 million of debt in the first quarter of 2004 associated with the partial paydown and restructuring of the mortgage encumbering its Rumsey Center and Snowden Center properties; (ii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($3 million); and (iii) acquire additional properties ($67 million). The Company closed on a follow-on offering of 5,520,000 common shares on June 23, 2004, raising additional net proceeds of approximately $92 million. The Company has fully used these net proceeds to (i) acquire properties ($74 million) and (ii) repay borrowings in the second quarter of 2004 on the Company’s revolving line of credit ($18 million).

     On December 31, 2003, the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility has a three-year term with a one-year extension option. The Company has the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility is based upon the value of unencumbered assets that the Company pledges to secure the facility. Alexandria Corporate Park and Virginia Center were the first assets pledged as security, and the Company had $35 million available under this facility at September 30, 2004. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The exact interest rate payable under the facility depends upon the ratio of the Company’s total indebtedness to the Company’s total asset value. On April 27, 2004 the Company borrowed $4.5 million to partially fund the acquisition of Herndon Corporate Center, a 127,000 square-foot, single-story flex property located in Herndon, Virginia. On May 26, 2004, the Company borrowed an additional $4.5 million to partially finance the earnest money deposit for the Suburban Maryland Portfolio acquisition. With the acquisition of Aquia Commerce Center I & II on June 4, 2004, the Company borrowed an additional $9 million on the revolving line of credit. The Company paid off the $18 million line of credit borrowings in June 2004 using proceeds from the follow-on offering that closed on June 23, 2004. The Company had no outstanding borrowings on the line of credit at September 30, 2004 and through the date of this filing on November 9, 2004.

     The Company is currently negotiating the terms of a new unsecured revolving line of credit that would replace the existing facility. The Company anticipates incurring a fourth quarter 2004 charge of approximately $0.7 million as a result of writing-off the unamortized costs associated with the existing revolving line of credit.

     All of the Company’s outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company met as of September 30, 2004. The Company is also subject to cash management agreements with most of its lenders. These agreements generally require that income generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding capital improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

     The Company intends to meet long-term liquidity requirements for non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive, or at all.

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

Cash Flows

     Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
	2004	2003	Change
Cash and cash equivalents	$20,206,033	$1,843,841	$18,362,192
Cash provided by operating activities	9,013,409	1,352,182	7,661,227
Cash (used in) provided by investing activities	(81,427,563)	1,806,232	(83,233,795)
Cash provided by (used in) financing activities	76,312,679	(1,984,850)	78,297,529

     Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

     Net cash provided by operating activities increased $7,661,227 in 2004. This increase was due largely to the increase in operating income provided by acquired properties. The increase in escrows and reserves, prepaid expenses and other assets was substantially offset by cash provided by the operations of the Post-IPO acquisitions as well as cash flow from the IPO acquisitions, which were consolidated beginning in the fourth quarter of 2003.

     Cash used in investing activities increased $83,233,795 in 2004 due primarily to the acquisitions of Herndon Corporate Center, Aquia Commerce Center I & II, the Suburban Maryland Portfolio and Airpark during the second and third quarters of 2004 for approximately $167,000,000, net of the $87,700,000 mortgage debt assumed and the $350,000 earnest money deposit, included in prepaid expenses and other assets, paid by the Company in September 2004 for the acquisitions of the John Marshall Highway, Norfolk Commerce Park II and Crossways II properties acquired by the Company on October 22, 2004. The Company invested approximately $1,600,000 in capital and tenant improvement costs during the nine months ended September 30, 2004. In 2003, the Company received $2,729,209 in distributions from investments in real estate entities (reflecting the Company’s joint venture interests in the IPO acquisitions prior to the initial public offering). The Company currently owns no joint venture interests.

     Net cash provided by financing activities increased $78,297,529 in 2004 due primarily to the $91,789,543 million net proceeds from the follow-on offering of 5,520,000 common shares that closed on June 23, 2004. Borrowings of $18,000,000 under the Company’s revolving line of credit were used to finance the acquisition of Herndon Corporate Center, Aquia Commerce Center I & II and to partially finance the earnest money deposit for the 14-property portfolio acquired by the Company on July 16, 2004. In the first quarter of 2004, the Company repaid debt including interest and amortization of $26,393,921 million including a $7,000,000 partial paydown of the $22,000,000 of mortgage debt that encumbered the Company’s Rumsey Center and Snowden Center properties and $18,000,000 to pay off the Company’s revolving line of credit. Additionally, the Company paid dividends and distributions to minority interests of $6,274,257 in 2004.

Dividends and Distributions

     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company and the Operating Partnership’s limited partners a corresponding common unit. As of September 30, 2004, the Company is the sole general partner of and owns 91% of the Operating Partnership’s units. The remaining 9% of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.

     The Company’s current policy on dividends is generally to distribute 75% - 80% of its funds from operations as a dividend. See “Funds from Operations. ”

     On August 10, 2004, the Company paid a dividend of $0.21 per common share for the quarter ended June 30, 2004. On October 19, 2004, the Company declared a dividend of $0.23 per common share for the Company’s third quarter ended September 30, 2004. The dividend is payable on November 10, 2004, to shareholders of record on October 29, 2004. There were no accrued dividends at September 30, 2004.

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

As defined by the National Association of Real Estate Investment Trusts, or NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with to NAREIT definition, which may differ from the methodology for calculating FFO, or similarly titled measures used by other companies, and this may not be comparable to those presentations. FFO should not be viewed as a substitute measure of the Company’s operating performance to net income since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.

     The following table presents a reconciliation of net income to FFO available to common share and unitholders for the three and nine month period ended September 30, 2004.

	Funds From Operations
	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net income	$657,161	$428,685
Add: Real estate depreciation and amortization	3,811,330	8,961,169
Add: Discontinued operations depreciations and amortization	50,658	180,240
Add: Minority interests	66,806	34,374

FFO available to common share and unitholders	$4,585,955	$9,604,468

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

     The Company had $25.5 million in variable rate debt, or 12%, of the total $210.5 million debt outstanding as of September 30, 2004.

     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at September 30, 2004 to be $190.3 million compared to the $185.0 million carrying value at that date.

     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements in the notional amount of $25.5 million as of September 30, 2004. Under the terms of these agreements, the Company made an initial premium payment to a counterparty in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty to the cap agreement. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The Company recognized an increase in interest expense of $0.1 million for the three and nine months ended September 30, 2004 as a result of the decline in fair market value of these caps.

ITEM 4: CONTROLS AND PROCEDURES

     The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2004	/s/ Douglas J. Donatelli

Douglas J. Donatelli President and Chief Executive Officer

Date: November 9, 2004	/s/ Barry H. Bass

Barry H. Bass Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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