Form 10-K
period 2004-12-31
FIRST POTOMAC REALTY TRUST
filed 2005-03-15
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑    NO ☐

The aggregate market value of the registrant’s Common Shares of beneficial interest, $0.001 par value per share, at June 30, 2004, held by those persons deemed by the registrant to be non-affiliates was approximately $270,150,541.

As of March 15, 2005, there were 14,216,671 Common Shares of beneficial interest, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

PART I

ITEM 1: BUSINESS

Overview

     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust that focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code.

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc., the general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of, and owns a 91.1% interest in, the Operating Partnership. The Company closed its initial public offering on October 28, 2003.

     The Company focuses on acquiring properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of December 31, 2004, the Company owned 39 properties totaling approximately 5.3 million square feet, and the Company’s properties were approximately 94% leased to a total of 387 tenants. The Company’s largest tenant is the U.S. Government, which leases approximately 687,000 square feet under 23 leases, representing approximately 17% of the Company’s annualized base rent as of December 31, 2004.

Narrative Description of Business

     The Operating Partnership was formed in 1997 to utilize management’s knowledge of and experience in the southern Mid-Atlantic real estate market to seek to create the leading industrial and flex property owner in the region. The Company believes that the large number of properties meeting its investment criteria and the fragmented ownership of industrial and flex property in the region create an opportunity for it to achieve this goal.

     The Company’s acquisition strategy focuses on industrial and flex properties in its target markets that generally meet the following investment criteria:

•	established locations;

•	below-market rents; and

•	absentee ownership

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

Significant 2004 Developments

     During 2004, we completed the following:

•	Acquired 23 properties totaling 2,565,500 square feet at a contractual purchase price of $272.1 million;

•	Sold a property for $8.6 million;

•	Raised $91.8 million through an underwritten public offering of 5,520,000 common shares at a price of $17.60 per share;

•	Assumed mortgage loans in connection with properties that we acquired with a fair value at the acquisition date of $140.5 million;

•	Entered into a new unsecured revolving credit facility with Key Bank and Wells Fargo to replace a secured facility with Fleet National Bank. The facility initially has a maximum principal balance of $75.0 million, a two-year term (with an additional one-year extension available) and a variable interest rate of LIBOR plus 1.70% to 2.50% (as determined by our leverage levels). The facility can be expanded by up to an additional $75.0 million; and

•	Filed an S-3 registration statement with the Securities and Exchange Commission to allow the Company to issue from time to time up to $300 million in debt and equity securities.

Total assets at December 31, 2004 were $510.1 million compared to $244.1 million at December 31, 2003.

Competitive Advantages

     The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, including:

•	Experienced Management Team. The Company’s senior management team averages more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

•	Focused Strategy. The Company is the only publicly traded REIT focused exclusively on industrial and flex properties in the southern Mid-Atlantic region, one of the largest, most stable markets for assets of this type.

•	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less sophisticated owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates, frequent acquisition opportunities, and strong tenant bases, according to Delta Associates, a market research firm. The Company believes that additional U.S. Government spending for national defense and homeland security will continue to increase demand for industrial and flex space in its markets by both U.S. Government agencies and government contractors working on related projects.

•	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•	Favorable Lease Terms. As of December 31, 2004, 300 of the Company’s 466 leases (representing 69.1% of the leased space in our portfolio) were triple net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for rent growth through contractual rent increases.

•	Tenant Mix. As of December 31, 2004, the Company’s tenants included the U.S. Government (17% of its annualized base rent), government contractors (16%), Fortune 500 companies (11%) and more than 330 additional smaller tenants, most of which hold leases covering less than 15,000 square feet (56%). The Company believes its current tenant base provides a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company

     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position
Douglas J. Donatelli	43	President, Chief Executive Officer and Trustee
Douglas J. Donatelli is one of the co-founders of the Company and has served as President, Chief Executive Officer and Trustee since its predecessor’s founding in 1997. Prior to 1997, Mr. Donatelli served as Executive Vice President of Donatelli & Klein, Inc. (“D&K”) located in Washington, D.C. and President of D&K Management, D&K’s property management subsidiary, where he oversaw all of the major operational aspects of D&K’s property ownership activities. From 1985 to 1991, Mr. Donatelli also served as President of D&K Broadcasting, a communications-related subsidiary of D&K that owned Fox-network affiliated television stations. Mr. Donatelli holds a Bachelor of Science degree in Business Administration from Wake Forest University and is a member of the Urban Land Institute and National Association of Real Estate Investment Trusts.

Barry H. Bass	41	Executive Vice President, Chief Financial Officer
Barry H. Bass served as Senior Vice President and Chief Financial Officer since joining the Company in 2002 and was elected Executive Vice President in February 2005. Prior to joining the Company in 2002, Mr. Bass was a senior member of the real estate investment banking group of Legg Mason Wood Walker, Inc. where he advised a number of public and private real estate companies in their capital raising efforts. Prior to that, Mr. Bass was Executive Vice President of the Artery Organization in Bethesda, Maryland, an owner and operator of real estate assets in the Washington, D.C. area, and prior to that a Vice President of Winthrop Financial Associates, a real estate firm with over $6 billion of assets under management, where he oversaw the Company’s asset management group. Mr. Bass is a cum laude graduate of Dartmouth College and is a member of the National Association of Real Estate Investment Trusts.

Joel F. Bonder	56	Executive Vice President, General Counsel and Secretary
Mr. Bonder joined First Potomac Realty Trust as Executive Vice President, General Counsel and Secretary in January 2005. He was General Counsel of Apartment Investment and Management Company (AIMCO), one of the largest public apartment REITs in the country, from 1997 to 2002, and General Counsel of National Corporation for Housing Partnerships, the largest private owner of FHA-insured multifamily housing, and its parent, NHP Incorporated, from 1994 to 1997. Most recently, Mr. Bonder was Counsel at Bryan Cave LLP in Washington, D.C., where he specialized in corporate real estate and project finance. Mr. Bonder is a graduate of the University of Rochester and received his JD from Washington University School of Law. He is admitted to the bar in the District of Columbia, Massachusetts, and Illinois.

James H. Dawson	47	Executive Vice President, Chief Operating Officer
James H. Dawson served as Senior Vice President and Chief Operating Officer of the Company since 1998 and was elected Executive Vice President in February 2005. Mr. Dawson has coordinated the Company’s management and leasing activities since joining the Company in 1998. Prior to joining the Company, Mr. Dawson spent 18 years with Reico Distributors, a large user of industrial and flex product in the Baltimore/Washington corridor. At Reico, he was responsible for the construction and management of the firm’s warehouse portfolio. Mr. Dawson received his Bachelor of Science degree in Business Administration from James Madison University and is a member of the Northern Virginia Board of Realtors, the Virginia State Board of Realtors and the Institute of Real Estate Management.

Nicholas R. Smith	40	Executive Vice President, Chief Investment Officer
Nicholas R. Smith is one of the founders of the Company and has served as Executive Vice President and Chief Investment Officer since its founding. He has over 15 years experience in commercial real estate in the Washington, D.C. area, including seven years with D&K and D&K Management. Prior to joining D&K, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in McLean, Virginia and Transwestern/Carey Winston (formerly Barrueta & Associates, Inc.) a Washington-based commercial real estate brokerage and property management firm. Mr. Smith is a graduate of the Catholic University of America. He is a member of the District of Columbia Building Industry Association, the National Association of Industrial and Office Parks and the Urban Land Institute.

Name	Age	Position
Michael H. Comer	39	Senior Vice President, Chief Accounting Officer
Michael H. Comer has served as the Company’s Vice President, Chief Accounting Officer since August 2003 and was elected Senior Vice President in February 2005. Prior to joining the Company, Mr. Comer was Controller at Washington Real Estate Investment Trust (WRIT), a Washington, D.C.-based, diversified real estate investment trust, where from 1999 to 2003 he was responsible for overseeing the Company’s accounting operations and its internal and external financial reporting. Prior to his tenure at WRIT, he was a manager in corporate accounting at The Federal Home Loan Mortgage Corp., and, prior to that position, was with KPMG, LLP in Washington, D.C. where he performed audit, consultation and advisory services from 1990 to 1994. He is a CPA and a graduate of the University of Maryland where he received a Bachelor of Science in Accounting. Mr. Comer is a member of the American Institute of Certified Public Accountants and a member of the National Association of Real Estate Investment Trusts.

Kyung Rhee	44	Senior Vice President, Acquisitions
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

Timothy M. Zulick	41	Senior Vice President, Leasing
Timothy M. Zulick has been the Senior Vice President, Leasing since August 2004. Prior to joining the Company, Mr. Zulick was Senior Vice President at Trammell Crow Company where, from 1998 to 2004, he concentrated on leasing, sales and development of flex and industrial properties in the Baltimore-Washington Corridor. From 1994 to 1998, he worked as a tenant and landlord representative with Casey ONCOR International where he also focused on leasing and sales of industrial properties. Prior to that, Mr. Zulick was with Colliers Pinkard and specialized in the valuation of commercial real estate in Maryland. He received a Bachelors degree in Business Administration from Roanoke College. Mr. Zulick is a licensed real estate person and an active member of the Society of Industrial and Office Realtors (SIOR).

The Company’s Market

     Ownership of industrial and flex properties in the southern Mid-Atlantic region is highly fragmented. According to a report by Delta Associates, a real estate market research firm, the southern Mid-Atlantic region contains approximately 475 million square feet of industrial and flex property, which the Company estimates has an aggregate fair market value of more than $30 billion based on its knowledge of comparable per square foot sale prices of these property classes in this region. According to CoStar Group, a real estate market research firm, these properties are owned by hundreds of different owners, ranging from large institutional investors to small investors and owner/occupants, with no single owner holding a significant share of the property market. For example, in the Washington, D.C. metropolitan area, the largest owner of industrial and flex property owns approximately 1.6% of the industrial and flex market by square footage, and the top five owners own less than 6% of the market in the aggregate. The Company is cited by CoStar to be the third largest owner of industrial and flex properties as of December 31, 2004, with a 1.3% share of the market.

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

     The Company’s other primary markets are Hampton Roads, Virginia, the regional name given to the Norfolk–Virginia Beach–Newport News metropolitan area, Baltimore, Maryland and Richmond, Virginia. Hampton Roads is home to the largest military station in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. The Baltimore metropolitan area, with approximately 150 million square feet of industrial space, has recently strengthened its position as a major trade and distribution center with strong employment growth in wholesale and retail trade. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants.

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

Competition

     We compete with other REITs, other public and private real estate companies, private real estate investors and lenders in acquiring properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.

Environmental Matters

     Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment on a property.

     Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of the new regulations. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials.

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

     In 1991, it was discovered that portions of the soil and groundwater under the Newington Business Park Center in Lorton, Virginia (“Site”) had been affected by one or more leaking underground storage tanks from an adjacent property owned by a third-party and operated by Waste Management of Virginia, Inc. The Virginia Department of Environmental Quality (DEQ),

ordered the third-party to cleanup the petroleum-based free product (gasoline range petroleum hydrocarbons) on the adjacent property and the Site. A treatment system was designed to capture and monitor the contamination from both the adjacent property and the Site. Monitoring wells were installed and continue to monitor the water table beneath the Site. The case was closed by the DEQ after risk-based levels of contamination were contained but re-opened when free petroleum product was again found on top of the groundwater under the Site. The third-party owner paid for further removal of free petroleum product directly from two groundwater wells at the Site and subsequently requested closure of the case. On August 24, 2004, the DEQ requested that three additional monitoring wells be installed on the Site since free petroleum product continues to be present in two of the monitoring wells. The Company has given Waste Management of Virginia, Inc. permission to install three new monitoring wells at the Site. The Company is confident that liability for future cleanup, if any, of this subsurface contamination will be imposed on the third-party owner and not the Company.

Employees

     The Company had 62 employees as of March 11, 2005. The Company believes relations with its employees are good.

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

ITEM 2: PROPERTIES

     As of December 31, 2004 the Company owned the following 39 properties totaling approximately 5.3 million square feet:

							Leased at
		No. of		Year of	Square	Annualized	December 31,
Property	Property Type	Bldgs.	Location	Acquisition	Footage	Rent	2004[1]	Primary Tenants
Plaza 500	Multi-tenant industrial	2	Alexandria, VA	1997	506,725	$4,962,581	96.1%	U.S. Government; Carolina Holdings
Van Buren Business Park	Flex	5	Herndon, VA	1997	108,990	1,345,369	73.0%	Fibertek
6600 Business Parkway	Single-tenant industrial	1	Elkridge, MD	1997	172,200	976,816	100.0%	REICO Distributors
13129 Airpark Road	Multi-tenant industrial	1	Culpeper, VA	1997	150,400	675,640	100.0%	Hoppmann, Smurfit-Stone Container
Tech Court	Flex	2	Chantilly, VA	1998	64,064	624,988	64.4%	Urban Engineering & Associates
Newington Business Park Center	Multi-tenant industrial	7	Lorton, VA	1999	254,084	2,312,719	94.5%	U.S. Government
Crossways Commerce Center I	Multi-tenant industrial	1	Chesapeake, VA	1999	348,615	1,862,479	100.0%	Anteon; Visteon
Crossways Commerce Center ll	Flex	2	Chesapeake, VA	1999	147,736	1,487,517	100.0%	First Data
Coast Guard Building	Flex	1	Chesapeake, VA	1999	61,992	916,730	100.0%	U.S. Government
Snowden Center	Flex	4	Columbia, MD	2002	140,438	1,867,461	91.2%	Paratek Microwave
Rumsey Center	Flex	4	Columbia, MD	2002	134,654	1,369,465	87.4%	AdvanceMed (CSC)
Greenbrier Technology Center II	Flex	1	Chesapeake, VA	2002	79,684	1,232,091	98.8%	AMSEC
Norfolk Business Center	Flex	1	Norfolk, VA	2002	90,682	795,037	97.6%	Dataline; Verizon
Virginia Center	Flex	1	Glen Allen, VA	2003	119,324	1,197,592	83.1%	Service Partners; GAC
Interstate Plaza	Single-tenant industrial	1	Alexandria, VA	2003	107,320	1,262,268	100.0%	U.S. Government \
Alexandria Corporate Park	Multi-tenant industrial	1	Alexandria, VA	2003	278,130	4,427,774	87.9%	U.S. Government; CACI
Herndon Corporate Center	Flex	4	Herndon, VA	2004	127,353	2,569,473	97.7%	U.S. Government
Aquia Commerce Center I & II	Flex	2	Stafford, VA	2004	64,488	1,479,219	100.0%	U.S. Government
Deer Park	Flex	4	Randallstown, MD	2004	171,140	1,263,918	94.3%	Coastal Business Machines
Gateway Center	Flex	2	Gaithersburg, MD	2004	44,307	622,903	100.0%	Montgomery County Auto Parts
Gateway West	Flex	4	Westminster, MD	2004	110,147	863,804	75.2%	Carroll County Public Library
Girard Business Center	Flex	3	Gaithersburg, MD	2004	123,900	1,301,961	96.8%	Aspen Systems Corporation
Girard Place	Flex	4	Gaithersburg, MD	2004	175,190	1,330,461	94.9%	Spirent Communications
15 Worman’s Mill Court	Flex	1	Frederick, MD	2004	39,966	354,384	92.6%	SAIC
20270 Goldenrod Lane	Flex	1	Germantown, MD	2004	24,468	368,746	100.0%	Microlog Corporation
6900 English Muffin Way	Multi-tenant industrial	1	Frederick, MD	2004	165,690	1,074,703	100.0%	BP Solar; Capricorn Pharma
4451 Georgia Pacific Boulevard	Multi-tenant industrial	1	Frederick, MD	2004	169,750	1,106,058	100.0%	Iron Mountain Information Management
7561 Lindbergh Drive	Single-tenant industrial	1	Gaithersburg, MD	2004	36,000	291,686	100.0%	JK Moving and Storage
Patrick Center	Office	1	Frederick, MD	2004	66,706	1,241,828	95.5%	Miles & Stockbridge; Merrill Lynch
West Park	Office	1	Frederick, MD	2004	28,950	438,231	89.3%	U.S. Government; Batelle Memorial Institute
Woodlands Business Center	Office	1	Largo, MD	2004	37,940	569,202	79.7%	SFA; Comcast Cable
Old Courthouse Square	Retail	1	Martinsburg, WV	2004	201,350	1,146,874	94.8%	U.S. Government; Food Lion
Airpark Place	Flex	3	Gaithersburg, MD	2004	82,200	906,588	89.7%	Dexall Biomedical Labs
15395 John Marshall Highway	Single-tenant industrial	1	Haymarket, VA	2004	123,777	1,113,993	100.0%	Engineering Solutions & Products
Norfolk Commerce Park II	Flex	1	Norfolk, VA	2004	127,625	1,198,437	93.7%	Verizon Virginia; Trader Publishing
Crossways II	Flex	1	Chesapeake, VA	2004	85,004	873,140	100.0%	Wachovia Bank, N.A.
Windsor at Battlefield	Flex	2	Manassas, VA	2004	154,226	955,693	58.6%	CRI/AHC; SAIC
Campus at Metro Park North	Flex	4	Rockville, MD	2004	190,238	4,006,600	100.0%	RICCSO; Montgomery County Government
4612 Navistar Drive	Single-tenant industrial	1	Frederick, MD	2004	215,085	1,746,112	100.0%	Crisplant

TOTAL		80			5,330,538	$54,140,541	93.8%

[1]	Leased percentage includes four leases totaling 17,184 square feet executed as of December 31, 2004 that commence in the first quarter of 2005.

     Our principal executive offices are located at 7200 Wisconsin Avenue, Suite 310, Bethesda, Maryland 20814. We carry out aspects of all of our businesses at that location. The Company anticipates relocating its corporate offices within Bethesda, Maryland in 2005 and is negotiating a new lease agreement that it anticipates will be effective beginning July 2005. The Company believes this relocation will provide adequate space for current and projected needs.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not involved in any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during the fourth quarter of this fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Company’s Common Shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company began trading on the New York Stock Exchange upon the closing of the initial public offering in October 2003. As of December 31, 2004, there were 34 shareholders of record and an estimated 5,400 beneficial owners.

     The following table sets forth the high and low closing prices for the Company’s Common Shares and the dividends paid per share for 2004 and for 2003 from the start of trading on October 23 through December 31, 2003.

	Price Range		Dividends
	High	Low	Per Share
2004
Fourth Quarter	$23.45	$20.11	$0.23
Third Quarter	20.90	19.00	0.21
Second Quarter	20.95	16.33	0.20
First Quarter	21.40	18.41	0.10

2003
October 2003 through December 31	$18.85	$15.50	—

     We will pay future dividends at the discretion of our board of trustees. Our ability to pay cash dividends in the future will be dependent upon (i) the income and cash flow generated from our operations, (ii) cash generated or used by our financing and investing activities and (iii) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the board of trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of our Operating Partnership Agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no equity compensation plans that were not approved by its security holders.

	Number of Securities to be	Number of Securities
	Issued upon Exercise of	Weighted-Average Exercise	Remaining Available for Future
	Outstanding Options, Warrants	Price of Outstanding Options,	Issuance Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plan
Equity compensation plans approved by security holders	575,000	$15.49	328,800
Equity compensation plans not approved by security holders	—	—	—

     The Company intends to seek approval from shareholders at its 2005 Annual Meeting of Shareholders for an increase in the number of authorized shares in the plan.

     The Company has not sold any of its unregistered equity securities or purchased any of its registered equity securities in the twelve months ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial information of the Company. The financial information has been derived from the consolidated balance sheet and statement of operations of the Company and the combined balance sheets and statements of operations of the First Potomac Predecessor, the designation for the entities comprising the Company’s historical operations prior to the closing of the initial public offering. The First Potomac Predecessor’s historical operations include the activities of the Operating Partnership, First Potomac Realty Investment Trust, Inc. (the predecessor general partner of the Operating Partnership) and First Potomac Management, Inc. (the entity that formerly managed our properties).

     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Rental revenue and tenant reimbursements	$42,112,331	$18,362,769	$11,513,274	$9,668,041	$10,646,335
Income (loss) from continuing operations	586,229	(10,143,228)	(6,125,531)	(2,547,257)	(357,507)
Income (loss) per share from continuing operations – basic and diluted	$0.05	$(0.73)[1]	$—	$—	$—

	At December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$510,076,154	$244,148,008	$126,592,422	$72,246,109	$70,799,641
Mortgage loans and other debt	298,719,193	127,840,126	123,937,710	64,140,016	60,680,473
Shareholders’ equity and partners’ capital	177,692,873	92,132,388	(1,324,563)	6,361,764	9,106,118
Dividends paid per share	$0.74	—	—	—	—

[1]	Loss per share from continuing operations is calculated based upon the loss incurred subsequent to the closing of the initial public offering on October 23, 2003 through December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust.

     The results of operations for the year ended December 31, 2004, represents the Company’s first full year of earnings and activities subsequent to its initial public offering completed in the fourth quarter of 2003. The results of operations for the years ended December 31, 2003 and 2002, are based on the combined historical statements of operations of the First Potomac Predecessor.

     The First Potomac Predecessor is not a legal entity but rather a combination of the following entities that comprised the historical operations of First Potomac Realty Trust:

•	First Potomac Realty Investment Trust, Inc., the general partner of its Operating Partnership since 1997;

•	First Potomac Realty Investment Limited Partnership, its Operating Partnership; and

•	First Potomac Management, Inc., the property management company that managed all of its assets.

Significant 2004 Developments

     During 2004, we completed the following:

•	Acquired 23 properties totaling 2,565,500 square feet at a contractual purchase price of $272.1 million;

•	Sold a property for $8.6 million;

•	Raised $91.8 million through an underwritten public offering of 5,520,000 common shares at a price of $17.60 per share;

•	Assumed mortgage loans in connection with properties that we acquired with a fair value at the acquisition date of $140.5 million;

•	Entered into a new unsecured revolving credit facility with Key Bank and Wells Fargo to replace a secured facility with Fleet National Bank. The facility initially has a maximum principal balance of $75.0 million, a two-year term (with an additional one-year extension available) and a variable interest rate of LIBOR plus 1.70% to 2.50% (as determined by our leverage levels). The facility can be expanded by up to an additional $75.0 million; and

•	Filed an S-3 registration statement with the Securities and Exchange Commission to allow the Company to issue from time to time up to $300 million in debt and equity securities.

Total assets at December 31, 2004 were $510.1 million compared to $244.1 million at December 31, 2004.

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

     Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	39 years
Building improvements	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
Furniture, fixtures, and equipment	5 to 15 years

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

     When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, the Company reviews the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate, including indirect investments in real estate through entities which the Company may not control and which it accounts for using the equity method of accounting. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

     The Company allocates the components of real estate acquisitions using computed relative fair values based on its estimates and assumptions. These estimates and assumptions affect the amount of costs allocated between land, building, tenant improvements, furniture, fixtures and equipment and certain intangible assets. These allocations also impact depreciation expense and gains or losses recorded on sales of real estate. The Company also values in-place operating leases carrying rents above or below market as of the date of the acquisition; it then amortizes such values over the lives of the related leases. The

Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangibles.

Results of Operations

     Comparison of the Years Ended December 31, 2004, 2003 and 2002

     The results of operations for the year ended December 31, 2004, represent the Company’s first complete year of earnings and activities subsequent to the initial public offering completed in the fourth quarter of 2003. The results of operations for the year ended December 31, 2003, are based on the combined historical statements of operations of the First Potomac Predecessor prior to the closing of the Company’s initial public offering on October 28, 2003, and the Company’s earnings and activities subsequent to that date through December 31, 2003.

     2004 Acquisitions

     The Company acquired the following 23 properties during 2004: Herndon Corporate Center, Aquia Commerce Center I & II, Deer Park, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific Boulevard, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park, Woodlands Business Center, Airpark Place Business Center, 15395 John Marshall Highway, Norfolk Commerce Park II, Crossways II, Windsor at Battlefield, 4612 Navistar Drive and Campus at Metro Park North. Collectively, the properties are referred to as the “2004 acquisitions.”

     2003 Acquisitions

     In October 2003, the Company acquired the remaining joint venture interest in the entities that owned interests in Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. Acquisition of these ownership interests increased the Company’s ownership to 100 percent of the interests in these properties, and it therefore began consolidating the properties’ results of operations effective November 1, 2003. Prior to this date, and throughout all of 2002, the Company accounted for its interests in these properties using the equity method. The Company also acquired four properties in the fourth quarter of 2003 subsequent to the closing of its initial public offering: Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road. Virginia Center and Interstate Plaza were acquired on October 29, 2003 and December 1, 2003, respectively, and Alexandria Corporate Park and 6251 Ammendale Road were acquired in late December 2003. Collectively, these properties are referred to as the “2003 acquisitions.” The results of operations for 6251 Ammendale Road are reflected as discontinued operations in 2004 as the Company sold the property during the fourth quarter of 2004. The Company acquired this property on December 24, 2003, while only 38 percent leased, and as a result, the results of operations during 2003 were inconsequential.

     2002 Acquisitions

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

     Pre-IPO Portfolio

     Prior to the initial public offering in October 2003, the Company owned fully, or the substantial majority ownership interest in, the following properties: Plaza 500, Van Buren Business Park, 6600 Business Parkway, 13129 Airpark Road, Tech Court, Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center. These properties are collectively referred to as the Company’s “pre-IPO portfolio.”

     Total Revenues

     Rental revenue is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2004	2003	Increase	Change	2003	2002	Increase	Change
Rental	$36,486,648	$15,341,194	$21,145,454	138%	$15,341,194	$9,844,553	$5,496,641	56%
Tenant reimbursements	$5,625,683	$3,021,575	$2,604,108	86%	$3,021,575	$1,668,721	$1,352,854	81%

     Rental Revenues

     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, deferred market rental revenue and rent abatements. The $21,145,454 increase in rental income in 2004 as compared to 2003 is primarily the result of recognizing a full year of operations for the 2003 acquisitions, which contributed, in the aggregate, $10,711,429 in rental revenue in 2004 over 2003. In addition, the 2004 acquisitions generated rental revenue of $9,744,701 in 2004. The Company’s pre-IPO portfolio contributed to a majority of the remaining increase in rental revenue as a result of increased occupancy and higher rental rates. Average rental rates on new and renewal leases increased 2.3%. The Company’s occupancy increased to 94% at December 31, 2004 from 89% at December 31, 2003. The Company anticipates overall contractual rent to continue to increase in 2005 as a result of new leasing activity and releasing space at higher rental rates than those in effect under expiring leases.

     The $5,496,641 increase in rental revenue in 2003 as compared to 2002 was due primarily to the 2002 acquisitions and a 15.6% growth in average rental rates on new leases and 12.2% increase on renewal leases for leases executed during the year ended December 31, 2003. Additionally, the 2003 acquisitions, which all occurred in the fourth quarter of 2003, contributed to a majority of the remaining increase in rental revenue from 2002 to 2003. Occupancy at the Company’s properties owned prior to the initial public offering was 94% at December 31, 2003 compared to 92% at December 31, 2002. Occupancy at the four properties acquired in the fourth quarter of 2003 subsequent to the initial public offering was 68%, resulting in overall occupancy of 89% at December 31, 2003.

     Tenant Reimbursement and Other Revenues

     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. The $2,604,108 increase from 2004 to 2003 was due primarily to the recognition of a full year’s operations of the 2003 acquisitions. These acquisitions collectively resulted in $1,541,405 of additional tenant reimbursement revenue during 2004. The 2004 acquisitions contributed the majority of the remaining increase in tenant reimbursement and other revenues.

     Tenant reimbursements and other revenues increased $1,352,954 from 2003 to 2002, primarily due to the 2002 acquisitions that the Company began consolidating in September 2003. The consolidation of Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center, and the acquisitions of Virginia Center and Interstate Plaza in the fourth quarter of 2003, also contributed to the remaining increase in tenant reimbursement and other revenues from 2002 to 2003.

Total Expenses

     Property Operating Expenses

     Property operating expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2004	2003	Increase	Change	2003	2002	Increase	Change
Property operating expense	$7,574,844	$3,177,045	$4,397,799	138%	$3,177,045	$1,541,627	$1,635,418	106%
Real estate taxes and insurance	$3,876,998	$1,573,812	$2,303,186	146%	$1,573,812	$1,098,457	$475,355	43%

     Property Expenses

     Property operating expenses increased $4,397,799 from 2003 to 2004 as the result of having a larger portfolio. The 2003 acquisitions contributed $2,180,290 of additional property operating expenses and the 2004 acquisitions contributed $1,912,260 of property operating expenses. The increase in occupancy in 2004 also contributed to higher variable costs, such as janitorial, utilities and service contract-oriented expenses, much of which is recaptured as tenant reimbursement revenue. Increased administrative and overhead costs, repairs and maintenance expense and higher utility costs contributed the majority of the remaining increase.

     The $1,635,418 increase in property operating expenses in 2003 from 2002 was due primarily to the 2002 acquisitions, which operations the Company began to consolidate in September 2002. Building maintenance and common area expenses were also higher due to increased snow removal costs in January and February 2003 and increased occupancy, which affected variable costs, as described above. The 2003 acquisitions, which were completed in the fourth quarter of 2003, caused the majority of the remaining increase in operating expenses from 2002 to 2003.

     Real Estate Taxes and Insurance

     Real estate taxes and insurance increased $2,303,186 during 2004, compared to 2003 due primarily to $1,108,689 in real estate taxes and insurance costs in 2004 for the 2003 acquisitions. The remaining increase is largely attributable to the 2004 acquisitions, which incurred $1,012,047 of real estate taxes and insurance costs during 2004. Real estate taxes on the Company’s pre-IPO portfolio increased as a result of generally higher assessed values and tax rates, and insurance costs were generally higher in 2004.

     Real estate taxes and insurance increased $475,355 in 2003 compared to 2002. This increase was due primarily to real estate taxes and insurance costs for the 2002 acquisitions, which operations the Company began to consolidate in September 2002. The 2003 acquisitions in the fourth quarter of 2003, also contributed to the increase in real estate taxes and insurance from 2002 to 2003. The Company also experienced higher real estate taxes at the majority of its properties as a result of higher assessed values in 2003. The cost to insure its properties also increased in 2003.

     General and Administrative

     General and administrative expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2004	2003	Increase	Change	2003	2002	Increase	Change
General and administrative	$4,702,201	$4,468,068	$234,133	5%	$4,468,068	$2,314,421	$2,153,647	93%

     General and administrative expenses increased in 2004 from 2003 primarily due to increased personnel, resulting in additional compensation expense, increased professional fees, investor and shareholder-related costs and higher accounting services primarily as a result of the implementation of PCAOB Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. These increases substantially offset a $1,400,000 charge incurred in 2003 arising from the acquisition of FPM Management, LLC’s workforce subsequent to the Company’s initial public offering. FPM Management, LLC was a wholly-owned subsidiary of First Potomac Management, Inc., the entity that managed the Company’s properties prior to the initial public offering. This $3,500,000 acquisition was accounted for as a business combination, and $2,100,000 of the purchase price was allocated to the value of the acquired in-place workforce, and the remaining $1,400,000 was treated as a termination charge related to extinguishment of the acquired management contracts. The number of employees of the Company increased to 44 as of December 31, 2004 compared to 22 as of December 31, 2003.

     General and administrative expenses increased in 2003 from 2002 due primarily due to the $1,400,000 charge discussed above. Other increases in general and administrative expenses in 2003 are due to $151,000 of compensation expense for common share awards and for common shares issued at below market prices, increased personnel and increased investor and shareholder related costs associated with being a publicly held company.

     Depreciation and Amortization Expense

     Real estate depreciation and amortization expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2004	2003	Increase	Change	2003	2002	Increase	Change
Depreciation and amortization expense	$13,357,377	$5,128,079	$8,229,298	160%	$5,128,079	$2,639,058	$2,489,021	94%

     Depreciation and amortization expenses include depreciation expense of real estate assets, amortization of intangible assets and external leasing commissions. Depreciation and amortization expense increased $8,229,298 in 2004 from 2003 primarily due to $4,877,432 in depreciation and amortization expense in 2004 associated with the 2003 acquisitions. The remaining increase was due primarily to depreciation and amortization expense from the 2004 acquisitions.

     Depreciation and amortization expense increased $2,489,021 in 2003 from 2002 due primarily to the 2002 acquisitions, which operations we began to consolidate in September 2002. The 2003 acquisitions in the fourth quarter of 2003 contributed the majority of the remaining increase in depreciation and amortization expense from 2002 to 2003.

     Interest Expense

     Interest expense is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2004	2003	Increase	Change	2003	2002	Increase	Change
Interest expense	$11,428,333	$11,074,922	$353,411	3%	$11,074,922	$8,431,981	$2,642,941	31%

     Interest expense increased $353,411 during 2004 from 2003 due to $3,638,933 of interest expense associated with mortgage debt assumed with the 2004 acquisitions. Debt relating to the 2003 acquisitions further contributed $1,495,885 of additional mortgage interest expense during 2004. This was substantially offset by the elimination of interest expense from mezzanine indebtedness and notes payable that were paid in full in October 2003 with proceeds from the Company’s initial public offering.

     Interest expense increased $2,642,941 in 2003 from 2002 due primarily to mortgage interest and amortized debt costs associated with the 2002 acquisitions. The 2003 acquisitions, which were completed in the fourth quarter of 2003, also contributed to the increase. The remaining increase resulted from borrowings on its credit facility and note payable balances outstanding for much of 2003. These balances were paid in full in October 2003 with proceeds from the initial public offering. These increases in interest expense were partially offset by a slight decrease in interest expense from mezzanine indebtedness that was also paid in full in October 2003 subsequent to the initial public offering.

     Loss From Early Retirement of Debt and Write-off of Assets

     Loss from early retirement of debt is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2004	2003	Decrease	Change	2003	2002	Increase	Change
Loss from early retirement of debt	$753,445	$4,566,782	$(3,813,337)	(84%)	$4,566,782	$116,408	$4,450,374	3823%

     The Company terminated its secured credit facility with Fleet National Bank during the fourth quarter of 2004 and wrote off $617,576 in unamortized deferred financing costs. The remainder of the 2004 loss can be attributed to the write-off of unamortized debt costs associated with the January 2004 repayment of $7 million of the $22 million first mortgage loan encumbering the Rumsey and Snowden properties.

     The $4,566,782 loss from early retirement of debt that was incurred in the fourth quarter of 2003 as a result of prepayment penalties and the write-off of unamortized debt costs associated with the repayment of $36 million in mezzanine financing.

     The $116,408 loss recognized in 2002 was attributable to writing off unamortized debt costs in connection with the refinancing of the 2002 acquisitions in September 2002.

     Minority Interests

     Minority interests are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2004	2003	Change	Change	2003	2002	Change	Change
Minority interests	$47,395	$(1,308,038)	$1,355,433	104%	$(1,308,038)	$1,700,232	$(3,008,270)	(177%)

     Minority interests in 2004 and subsequent to the initial public offering in 2003 reflect the ownership of the Operating Partnership held by parties other than the Company. At December 31, 2004, 8.9% of the interests were owned by limited partners compared to 13.9% at December 31, 2003. The minority interests’ share of earnings from continuing operations was $47,395 for the year ended December 31, 2004. Minority interests for 2003 prior to the IPO represented the allocation of net loss to the minority owners of the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center and the limited partners’ allocable share of losses in the Operating Partnership subsequent to the initial public offering.

     Minority interest expense decreased by $3,008,270 in 2003 from 2002 primarily as a result of allocating net losses to the limited partnership interests subsequent to the initial public offering and through the period ended December 31, 2003. Minority interests for the year ended December 31, 2002 represented the allocation of net income to the minority owners of the entities that owned the 2002 acquisitions.

Income from Discontinued Operations

2004
Income from operations of disposed property	$154,968
Gain on sale of disposed property	2,092,367
Minority interest in discontinued operations	(203,166)

$2,044,169

     The Company sold its property located at 6251 Ammendale Road during the fourth quarter of 2004; therefore, the result of operations for this property for the year ended December 31, 2004 are presented as discontinued operations. The Company acquired this property on December 24, 2003, while only 38 percent leased, and as a result, the results of operations during 2003 were inconsequential. During 2004, the Company recognized income from operations of the disposed property of $154,968 and a gain on sale of $2,092,367, net of the minority interests’ allocable share of the discontinued operations of $203,166.

Cash Flows

     Consolidated cash flow information is summarized as follows:

	Years ended December 31,			Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Cash and cash equivalents	$2,532,269	$16,307,508	$1,222,400	$(13,775,239)	$15,085,108
Cash provided by (used in) operating activities	13,595,803	(12,700,232)	592,185	26,296,035	(13,292,417)
Cash used in investing activities	(137,666,083)	(49,591,200)	(16,242,056)	(88,074,883)	(33,349,144)
Cash provided by financing activities	110,295,041	77,376,540	16,601,706	32,918,501	60,774,834

     Comparison of the Years Ended December 31, 2004 and 2003

     Net cash provided by operating activities increased $26.3 million in 2004. This increase was largely the result of the increased cash flow generated by the 2003 acquisitions and the 2004 acquisitions. The increased cash provided by these acquisitions in 2004 more than offset an increase in escrows and reserves, accounts receivable, prepaid expenses and other assets.

     Net cash used in investing activities increased $88.1 million in 2004 primarily as a result of funding the cash portion of the 2004 acquisitions, which were acquired for a total purchase price of $283.5 million, net of mortgage debt assumed as part of the acquisitions with a total fair value of $140.5 million. In 2004, the Company received proceeds of $8.2 million from the sale of 6251 Ammendale Road property. The proceeds from this sale were used toward the acquisition of Windsor at Battlefield. The Company also invested approximately $2.8 million in capital and tenant improvement costs during the year ended December 31, 2004, compared to $1.4 million during 2003.

     Net cash provided by financing activities increased $32.9 million in 2004 due primarily to the $91.8 million net proceeds from the follow-on offering of 5,520,000 common shares that closed on June 23, 2004. In addition, borrowings of $66.7 million under the Company’s credit facilities were used to partially finance the 2004 acquisitions. During 2004, the Company repaid debt, including interest, of $36.4 million. Included in this debt repayment was a $7.0 million partial paydown of the $22.0 million of mortgage debt that encumbers the Company’s Rumsey Center and Snowden Center properties and $27.0 million to paydown the Company’s revolving credit facility. Additionally, the Company paid $1.2 million in financing costs during 2004 associated with the assumption of mortgage debt encumbering certain of the 2004 acquisitions, as well as costs associated with securing our revolving credit facility. Finally, the Company paid dividends to shareholders and distributions to minority interests of $9.9 million in 2004.

     Comparison of the Years Ended December 31, 2003 and 2002

     Net cash used in operating activities increased $13.3 million in 2003 largely as a result of various non-recurring costs incurred in 2003, including a $3.0 million prepayment penalty associated with the early retirement of debt and the allocation of $3.0 million of additional minority interest. The remaining reduction in cash flows from operating activities was attributable to increased cash used in operating activities related to the 2002 acquisitions and the 2003 acquisitions.

     Net cash used in investing activities increased $33.3 million in 2003 primarily as a result of using $49.0 million to complete the 2003 acquisitions. Cash used to acquire real estate was offset by a $2.5 million increase in distributions from unconsolidated real estate entities and an $11.9 million reduction in contributions to real estate entities, as no contributions were made during 2003.

     Net cash provided by financing activities increased $60.8 million in 2003 from 2002 due primarily as a result of the $117.5 million net proceeds from the initial public offering, offset by the net repayment of approximately $56 million in mezzanine debt, line of credit borrowings, mortgage payments and notes payable between the years.

Liquidity and Capital Resources

     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its revolving credit facility. As a REIT the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of operating assets for capital projects. These capital projects include routine capital improvements and maintenance and leasing-related costs, including tenant improvements and leasing commissions. In addition, the Company has $10.5 million in mortgage debt maturing in November 2005 and anticipates refinancing this debt or repaying it by borrowing on the revolving credit facility.

     On December 31, 2003, the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility had a three-year term with a one-year extension option. The Company had the option to increase the facility by up to an additional $50 million prior to December 31, 2005. Availability under the facility was based upon the value of unencumbered assets that the Company pledged to secure the facility. Borrowings under the facility bore interest at LIBOR (2.40% at December 31, 2004) plus 190 to 250 basis points.

     On November 30, 2004, the Company entered into a $75 million unsecured revolving credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent, to replace the original secured credit facility. Upon entering into this new facility, the Company terminated its secured credit facility with Fleet National Bank. The new credit facility matures on December 31, 2006; however, the Company can extend the line for a period of one year. The Company also has the option to increase the facility by up to an additional $75 million prior to December 31, 2006. Availability under the facility is based upon the value of the Company’s unencumbered assets. Borrowings under the facility bear interest at LIBOR plus 170 to 250 basis points. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. At December 31, 2004, borrowings under the credit facility bore interest at LIBOR plus 170 basis points. The Company is required to pay commitment fees that vary from 0.15% to 0.25% based on the amount of unused capacity under the credit facility. The unsecured facility contains financial and other covenants with which the Company must comply, all of which the Company met as of December 31, 2004. Failure to comply with any of the covenants under our unsecured debt facility could result in default.

     The Company intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive. In November 2004, the Company filed an S-3 registration statement with the Securities and Exchange Commission to allow it to issue up to $300 million in debt and equity securities.

     The Company could also fund property acquisitions and other non-recurring capital improvements by using borrowings, by refinancing properties in connection with their acquisition or through joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase prices for some of its future property acquisitions.

Debt Financing

     The following table sets forth certain information with respect to indebtedness outstanding as of December 31, 2004.

		Principal Balance
		December 31,	Annual Debt		Scheduled Balance
	Interest Rate	2004	Service	Maturity Date	at Maturity
Fixed Rate Debt
Plaza 500	7.26%	$25,370,788	$2,245,930	12/11/2007	$24,093,439
Van Buren Business Park	7.26%	6,705,467	593,200	12/11/2007	6,363,611
6600 Business Parkway	7.26%	4,530,362	401,181	12/11/2007	4,303,714
13129 Airpark Road	7.26%	2,112,970	188,590	12/11/2007	2,023,113
4200 Tech Court	8.07%	1,818,178	168,412	10/01/2009	1,705,076
4212 Tech Court	8.53%	1,765,342	168,858	6/01/2010	1,654,040
Crossways Commerce Center	6.70%	26,338,201	2,086,829	10/01/2012	23,312,869
Newington Business Park Center	6.70%	16,614,078	1,316,367	10/01/2012	14,705,706
Interstate Plaza	5.30%	8,795,754	726,409	1/01/2007	8,282,457
Herndon Corporate Center	5.66%	8,877,703	603,360	4/01/2008	8,547,660
Aquia Commerce Center	6.50%	1,022,811	164,620	2/01/2013	41,682
Suburban Maryland Portfolio[1]	5.54%	80,129,447	6,433,577	9/11/2008	71,824,702
Norfolk Commerce Park II	5.28%	7,804,634	648,063	8/07/2008	7,033,537
4612 Navistar Drive	5.20%	14,753,542	1,130,510	7/11/2011	11,921,356
Campus at Metro Park North	5.25%	26,900,004	2,028,337	2/11/2012	21,581,458

Subtotal		$233,539,281	$18,904,243		$207,394,420

Floating Rate Debt
Greenbrier/Norfolk	LIBOR+2.45%	$10,500,000	$533,400	11/30/2005	$10,500,000
Rumsey/Snowden	LIBOR+2.35%	15,000,000	712,500	12/31/2006	15,000,000
Credit Facility	LIBOR+1.70%	39,679,912	1,626,876	12/31/2006	39,679,912

Subtotal		65,179,912	2,872,776		65,179,912

Total		$298,719,193	$21,777,019		$272,574,332

[1]	Deer Park, Gateway Center, Gateway West, Girard Business Center, Girard Place, 15 Worman’s Mill Court, 20270 Goldenrod Lane, 6900 English Muffin Way, 4451 Georgia Pacific Blvd, 7561 Lindbergh Drive, Patrick Center, West Park, Woodlands Business Center and Old Courthouse Square collectively are referred to as the Suburban Maryland Portfolio.

     All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company was in compliance with as of December 31, 2004. The Company is also subject to cash management agreements with most of its mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

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

     The Company has interest rate cap agreements in the notional amount of $25.5 million that cap the maximum rate payable attributable to the LIBOR portion of the interest rate, exclusive of the spread is 5% through November and December 2005.

Off-Balance Sheet Arrangements

     The Company was not a party to any joint venture agreements and had no off-balance sheet arrangements as of December 31, 2004 or 2003. Prior to the initial public offering, the Company held joint venture interests in certain properties. The Company subsequently acquired the remaining interests in these joint ventures held by third parties using a combination of cash proceeds from the offering and limited partnership units in the Operating Partnership.

Disclosure of Contractual Obligations

     The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2004.

		Payments due by period
Contractual Obligations	Total	2005	2006 – 2007	2008 – 2009	Thereafter
Mortgage loans payable	$298,719,193	$15,420,877	$110,076,340	$95,001,124	$78,220,852
Interest expense	77,362,225	18,322,411	31,833,077	15,046,369	12,160,368
Operating leases	5,579,257	473,553	1,477,239	1,604,031	2,024,434

     The Company has mortgage debt of $10,500,000 maturing in November 2005 and anticipates refinancing this debt or repaying it with borrowings on its revolving credit facility.

     In addition to these obligations, the Company had tenant improvement cost obligations of $1.5 million that the Company expects to incur in 2005 on leases in place at December 31, 2004. The Company had no other material contractual obligations as of December 31, 2004.

Funds From Operations

     Many investors and analysts following the real estate industry use funds from operations (“FFO”) as a supplemental performance measure. While the Company believes net income available to common shareholders as defined by GAAP is the most appropriate measure, management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

     As defined by the National Association of Real Estate Investment Trusts, or NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. FFO should not be viewed as a substitute to net income as a measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.

     The following table presents a reconciliation of net income to FFO for the year ended December 31, 2004. The Company has not presented FFO for 2003 since it does not consider full-year 2003 operating results indicative of results subsequent to its initial public offering and therefore not a meaningful supplemental performance measure.

Net income	$2,630,398
Add: Real estate depreciation and amortization	13,357,377
Discontinued operations depreciation and amortization	187,923
Minority interests	250,561
Deduct: Gain on sale of disposed property	(2,092,367)

Funds from operations	$14,333,892

Forward Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional Common Shares; and other risks detailed under “Risk Factors.” Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Risk Factors

     Investing in our company involves various risks, including the risk that you might lose your entire investment. The following discussion concerns some of the risks associated with our business. These risks are interrelated, and you should treat them as a whole. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our shareholders.

Risks Related to Our Business and Properties

     We have recently experienced rapid growth and may not be able to adapt our management and operational systems without unanticipated disruption or expense.

     We are currently experiencing a period of rapid growth. As a result of our rapid growth, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Our acquisitions of properties will generate additional operating expenses that we will be required to pay. Our growth has required, and our growth will continue to require, increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate acquisitions into our portfolio and manage our growth could have a material adverse effect on our results of operations and financial condition.

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

     A majority of our tenants hold leases covering less than 10,000 square feet. Many of these tenants are small companies with nominal net worth. The loss of rental revenues from a number of our tenants may adversely affect our profitability and our ability to meet our financial obligations.

     Loss of the U.S. Government as a tenant could lead to a substantial decrease in our cash flow and an impairment of the value of our properties.

     The U.S. Government accounts for more than 17% of our annualized base rent as of December 31, 2004. The loss of the federal government as a tenant or the loss of a future significant tenant would have an adverse effect on our financial results and the value of our affected properties. A reduction or elimination of rent from the U.S. Government or other significant tenants would reduce our cash flow and adversely affect our ability to make distributions to our shareholders.

     Our debt level may have a negative impact on our ability to make distributions to our shareholders and pursue our business plan.

     We have incurred indebtedness in connection with the acquisition of our properties, and we will incur new indebtedness in the future in connection with our acquisition, development and operating activities.

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

     We do not have a policy limiting the amount of debt that we may incur, although we have established 55% to 65% as the target range for our total debt to market capitalization. Accordingly, our management and board of trustees have discretion to increase the amount of our outstanding debt at any time. Our leverage levels may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. In addition, the terms of our revolving credit facility limit the amount of indebtedness that we may incur. Failure to obtain additional financing could impede our ability to grow and develop our business. Our leverage levels also may adversely affect the market price of our common shares if an investment in our company is perceived to be more risky than an investment in our peers.

     Our variable rate debt subjects us to interest rate risk.

     We have a substantial amount of mortgage debt with interest rates that vary depending upon the market index. In addition, we have a revolving credit facility with Key Bank and Wells Fargo that bears interest at a variable rate on any amounts drawn on the facility. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our shareholders.

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

     Over the last few years, we have focused our efforts on the acquisition and redevelopment of industrial and flex properties. We intend to continue to acquire, and may in the future develop, industrial and flex properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our estimated return on investment proves to be inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

     All of our properties are located in the southern Mid-Atlantic region, making us vulnerable to changes in economic conditions in that region.

     Economic conditions in the southern Mid-Atlantic region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of the region may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. Local real estate market conditions may include a large supply of competing space, and we compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services. As a result of the geographic concentration of our properties, our performance, our ability to make cash distributions, and the value of our properties will depend upon economic conditions in the region, including local real estate conditions and competition. There can be no assurance that these markets will continue to grow or that economic conditions will remain favorable. If unfavorable economic conditions occur in the region, our ability to make distributions to our shareholders could be adversely affected. In particular, we are directly affected by decreases in federal government spending.

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

     Failure to succeed in new markets may limit our growth.

     We may make selected acquisitions outside our current geographic market from time to time as appropriate opportunities arise. Our historical experience is in the southern Mid-Atlantic region, and we may not be able to operate successfully in other market areas. We may be exposed to a variety of risks if we choose to enter new markets. These risks include:

•	a lack of market knowledge and understanding of the local economies;

•	an inability to identify promising acquisition or development opportunities;

•	an inability to obtain construction trades people; and

•	an unfamiliarity with local government and permitting procedures.

     Any of these factors could adversely affect the profitability of projects outside our current markets and limit the success of our acquisition and development strategy. If our acquisition and development strategy is negatively affected, the profitability, growth, and development of our business may be impeded.

     We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could significantly decrease our cash flow.

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

     Under some of our leases, tenants have the right to terminate prior to the scheduled expiration of the lease.

     Some of our leases for our current properties provide tenants with the right to terminate prior to the scheduled expiration of the lease. If a tenant terminates its lease with us prior to the expiration of the term, we may be unable to re-lease that space on as favorable terms, or at all, which could adversely affect our cash flow.

     Property owned through joint ventures, or in limited liability companies and partnerships in which we are not the sole equity holder, may limit our ability to act exclusively in our interests.

     We may make investments through partnerships, limited liability companies or joint ventures in the future. Partnership, limited liability company or joint venture investments may involve various risks, including the following:

•	our partners or joint venturers might become bankrupt (in which event we and any other remaining general partners or joint venturers would generally remain liable for the liabilities of the partnership or joint venture);

•	our partners, co-members or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

•	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

     We have entered into employment agreements with our executive officers, Louis T. Donatelli, Douglas J. Donatelli, Nicholas R. Smith, Barry H. Bass, James H. Dawson and Joel F. Bonder that provide them with severance benefits if their employment ends under certain circumstances following a change in control of our company or if the executive officer resigns for “good reason” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or deter a change in control of the company that might involve a premium price for our common shares or otherwise be in the interests of our shareholders.

     We may experience conflicts of interest with several members of our board of trustees and our executive officers relating to their ownership of units of our operating partnership.

     Our trustees and executive officers may have conflicting duties because, in their capacities as our trustees and executive officers, they have a duty to our company, and in our capacity as general partner of our operating partnership, they have a fiduciary duty to the limited partners, and some of them are themselves limited partners. These conflicts of interest could lead to decisions that are not in your best interest. Conflicts may arise when the interests of our shareholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness.

     We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

     Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli, Nicholas R. Smith and Louis T. Donatelli. In particular, the extent and nature of the relationships that Messrs. Donatelli and Mr. Smith and the other members of our senior management team have developed in the real estate community in our markets is critically important to the success of our business. Although we have employment agreements with Messrs. Donatelli and Mr. Smith and other key executive officers, there is no guarantee that Messrs. Donatelli and Mr. Smith or these other key executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Messrs. Donatelli and Mr. Smith, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our common shares.

     The chairman of our board of trustees, Louis T. Donatelli, has other business interests that may hinder his ability to allocate sufficient time to the management of our operations, which could jeopardize our ability to execute our business plan and he and certain other of our trustees may have conflicts of interest with our company.

     Our chairman, Louis T. Donatelli, has other business interests that may hinder his ability to spend adequate time on our business. Mr. Donatelli is also Chairman of Donatelli & Klein, Inc. (D&K), a real estate investment firm that focuses on the Washington, D.C. area. Mr. Donatelli’s employment agreement permits him to continue to provide management and other services to D&K. The provision of those services may reduce the time Mr. Donatelli is able to devote to our business. In addition, the terms of Mr. Donatelli’s employment agreement permit him to compete against us outside of a specific geographic area and outside of the industrial or flex property market during the term of his employment agreement.

     One of our trustees, Terry L. Stevens, currently serves as vice president, chief financial officer and treasurer of Highwoods Properties, Inc., a fully integrated, North Carolina-based REIT that owns, leases, manages, develops, and constructs office, industrial and retail properties, some of which are located in our target markets. As a result, conflicts may arise when our company and Highwoods Properties, Inc. compete in the same markets for properties, tenants, personnel and other services.

     Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.

     Maryland law provides that a trustee has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our amended and restated declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law. In addition, our declaration of trust limits the liability of our trustees and officers for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

     As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Our amended and restated bylaws require us to indemnify each trustee or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers.

     Our board of trustees may approve the issuance of preferred shares with terms that may discourage a third party from acquiring us.

     Our declaration of trust permits our board of trustees initially to issue up to 50,000,000 preferred shares, issuable in one or more classes or series. Our board of trustees may increase the number of preferred shares authorized by our declaration of trust without shareholder approval. Our board of trustees may also classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, participate in earnings and to convert into securities) of any such preferred shares, which rights may be superior to those of our common shares. Thus, our board of trustees could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

     Our ownership limitations may restrict business combination opportunities.

     To qualify as a REIT under the Internal Revenue Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect ownership by any person of (i) more than 8.75% of the number or value of our outstanding common shares or (ii) more than 8.75% of the value of our outstanding shares of all classes. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Our declaration of trust has created a special higher ownership limitation of no more than 14.9% for the group comprised of Louis T. Donatelli, Douglas J. Donatelli and certain related persons. Unless the applicable ownership limitation is waived by our board of trustees prior to transfer, any transfer of our common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Common shares that would otherwise be held in violation of the ownership limit will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of (i) more than 8.75% of the number or value of our outstanding common shares or (ii) more than 8.75% in value of our outstanding shares of all classes.

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

     Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

     Our declaration of trust provides that a trustee may only be removed upon the affirmative vote of holders of a majority of our outstanding common shares. Vacancies may be filled by the board of trustees. This requirement makes it more difficult to change our management by removing and replacing trustees.

     Our bylaws may only be amended by our board of trustees, which could limit your control of certain aspects of our corporate governance.

     Our board of trustees has the sole authority to amend our bylaws. Thus, the board is able to amend the bylaws in a way that may be detrimental to your interests.

     Maryland law may discourage a third party from acquiring us.

     Maryland law provides broad discretion to our board of trustees with respect to its fiduciary duties in considering a change in control of our company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our board.

     The Maryland Business Combination Act restricts mergers and other business combinations between our company and an interested shareholder. An “interested shareholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. Additionally, the “control shares” provisions of the Maryland General Corporation Law, or MGCL, are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. Our amended and restated declaration of trust and/or bylaws provide that we are not bound by the Business Combination Act or the control share acquisition statute. However, in the case of the control share acquisition statute, our board of trustees may opt to make this statute applicable to us at any time, and may do so on a retroactive basis.

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

     We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We may also acquire properties that are subject to a mortgage loan that may limit our ability to sell the properties prior to the loan’s maturity. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders.

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

     There may be environmental problems associated with our properties of which we are unaware. Some of our properties contain, or may have contained in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

     The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

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

     Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to make distributions to our shareholders.

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

     Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. Our largest tenant, the federal government is not required to maintain property insurance at all. We have obtained comprehensive liability, casualty, flood and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders.

     Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect any market on which our common shares trade, the markets in which we operate, our operations and our profitability.

     Terrorist attacks may negatively affect our operations. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all.

     The United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

     Any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders, and may result in volatility in the market price for our common shares.

Tax Risks of our Business and Structure

     If we fail to remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation.

     We elected to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 2003, which affords us significant tax advantages. The requirements for qualification as a REIT, however, are complex and our management has limited experience in operating a REIT. If we fail to meet these requirements and do not qualify for certain relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax on our taxable income. This would substantially reduce our cash available to make distributions to our shareholders. In addition, incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

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

     We have distributed, and intend to distribute, to our shareholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the 4% nondeductible excise tax. Our distribution requirements limit our ability to fund acquisitions and capital expenditures through retained earnings. Thus, our ability to grow through acquisitions will be limited if we are unable to obtain debt or equity financing. In addition, differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable income and the effect of required debt amortization payments could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

     Moreover, even if we maintain our status as a REIT, the net income of the taxable REIT subsidiaries owned by our operating partnership will be subject to federal, state and local income taxes at regular corporate rates.

     Our disposal of properties may have negative implications, including unfavorable tax consequences.

     If we make a sale of a property directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under federal tax laws applicable to REITs, in which case our gain, or our share of the gain, from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we may dispose of that property through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service will not assert successfully that sales of properties that we make directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes, rather than through a taxable REIT subsidiary, are sales of dealer property or inventory, in which case the 100% penalty tax would apply.

     We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.

     At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or the market price of our securities.

     If we or our predecessor entity failed to qualify as an S corporation for any of our tax years prior to our initial public offering, we may fail to qualify as a REIT.

     To qualify as a REIT, we may not have at the close of any year undistributed “earnings and profits” accumulated in any non-REIT year, including undistributed “earnings and profits” accumulated in any non-REIT year for which we or our predecessor, First Potomac Realty Investment Trust, Inc., did not qualify as an S corporation. Although we believe that we and our predecessor corporation qualified as an S corporation for federal income tax purposes for all tax years prior to our initial public offering, if it is determined that we did not so qualify, we will not qualify as a REIT. Any such failure to qualify may also prevent us from qualifying as a REIT for any of the following four tax years.

     Risks Related to an Investment in Our Common Shares

     Our common shares trade in a limited market which could hinder your ability to sell our common shares.

     Our equity market capitalization places us at the low end of market capitalization among all REITs. Because of our small market capitalization, many of our investors are individuals. Our common shares experience limited trading volume, and many investors may not be interested in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having such a limited market. Any substantial sale of our common shares could have a material adverse effect on the market price of our common shares.

     The market price and trading volume of our common shares may be volatile.

     The market price of our common shares may become highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•	actual or anticipated declines in our quarterly operating results or distributions;

•	reductions in our funds from operations;

•	increases in market interest rates that lead purchasers of our securities to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

     Broad market fluctuations could negatively impact the market price of our common shares.

     In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common shares. Furthermore, our operating results and prospects may be below the expectations of investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common shares.

     An increase in market interest rates may have an adverse effect on the market price of our common shares.

     One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution rate on our common shares or seek securities paying higher dividends or interest. The market price of our common shares likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to shareholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common shares could decrease because potential investors may require a higher yield on our common shares as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions to our shareholders.

     Shares eligible for future sale may have adverse effects on our share price.

     We cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares, including up to approximately 2,000,000 common shares issuable upon (i) the redemption of units of our operating partnership, and (ii) exercise of options, or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares and impede our ability to raise capital.

     We also may issue from time to time additional common shares or preferred shares or units of our operating partnership in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of securities or the perception that these sales could occur may adversely affect the prevailing market price for our common shares. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

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

     The Company had $65.2 million in variable rate debt, or 22%, of the total $298.7 million debt outstanding as of December 31, 2004.

     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at December 31, 2004 to be $268.1 million compared to the $233.5 million carrying value at that date.

     The Company uses interest rate protection, or “cap” agreements to seek to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements in the notional amount of $25.5 million as of December 31, 2004. Under the terms of these agreements, the Company made an initial premium payment to a counterparty in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty to the cap agreement. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The Company recognized an increase in interest expense of $0.1 million for the year ended December 31, 2004 as a result of the decline in fair market value of these caps. Based on the Company’s variable-rate debt balances, including borrowings outstanding on the revolving credit facility, interest expense would have increased $0.3 million in 2004 and 2003, respectively, if interest rates had been, on average, 1% higher during those periods.

     The following table represents the Company’s long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at December 31, 2004.

	Years ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Mortgage debt	$15,420,877	$20,164,971	$50,231,457	$91,255,132	$3,745,992	$78,220,852	$259,039,281
Credit facility	—	39,679,912	—	—	—	—	39,679,912
Average interest rate	5.27%	4.56%	6.79%	5.54%	6.86%	6.07%	5.69%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are filed with this report on Form 10-K immediately following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files, or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and trustees of the Company; and

3.	Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

     Changes in Internal Controls Over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Potomac Realty Trust:

We have audited management’s assessment, included in the accompanying Form 10-K, that First Potomac Realty Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated and combined statements of operations, shareholders’ equity and partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2004 of First Potomac Realty Trust and our report dated March 3, 2005 expressed an unqualified opinion.

KPMG LLP

McLean, Virginia
March 3, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information is hereby incorporated by reference from the material appearing in the Company’s proxy statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 20, 2005 (the “Proxy Statement”) (under the headings “Proposal 1: Election of Trustees,” “Committees and Meetings of our Board of Trustees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”).

ITEM 11. EXECUTIVE COMPENSATION

     The information is hereby incorporated by reference from the Proxy Statement (under the headings “Compensation of Trustees,” “Executive Compensation” and “Performance Graph”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information is incorporated by reference from Item 5 herein and from the Proxy Statement (under the heading “Share Ownership of Trustees and Executive Officers” and “Share Ownership of Certain Beneficial Owners”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Proxy Statement (under the heading “Certain Relationships and Related Transactions”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference from the Proxy Statement (under the heading “Audit Committee Report”).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

     Reference is made to the Index to Financial Statements and Schedules on page 42 for a list of the financial statements and schedules included in this report.

Exhibits

     The following is a list of the exhibits included in this report:

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.

10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.

10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.

10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.

10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.

Exhibit	Description of Document
10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.

10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.24(2)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.25(3)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.

10.26(1)	2003 Equity Compensation Plan.

10.27(1)	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment Limited Partnership as the Buyer, dated as of September 10, 2003.

10.28(1)	Contract of Sale between Elman Alexandria Associates, LP, as Seller, and First Potomac Realty Trust, as Buyer, dated as of September 19, 2003.

10.29	Agreement of Purchase and Sale for 4612 Navistar Drive, Frederick, MD, and 400 East Gude Drive and 7300, 7301 and 7362 Calhoun Place, Rockville, MD, between Navistar Management, LLC, T. Richard Butera, RIP Investments, LP, BP Gude Management, LLC, the Butera LLLP, and RIP Investments, LP, as Sellers, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of October 22, 2004.

10.30	Agreement of Purchase and Sale for Enterprise Center, between Enterprise Dulles, LLC, as Seller, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of January 27, 2005.

10.31(4)	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank.

10.32(5)	First Amendment to Revolving Credit Agreement.

10.33(6)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank National Association, as Managing Administrative Agent, and Wells Fargo Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (independent registered public accounting firm).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

(1) Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(3) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(4) Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5) Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 15, 2005.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli

Douglas J. Donatelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

Signature	Title

/s/ Louis T. Donatelli	Chairman of the Board of Trustees
Louis T. Donatelli

/s/ Douglas J. Donatelli	President, Chief Executive Officer and Trustee
Douglas J. Donatelli

/s/ Barry H. Bass	Executive Vice President, Chief Financial Officer
Barry H. Bass

/s/ Michael H. Comer	Senior Vice President, Chief Accounting Officer
Michael H. Comer

/s/ Robert H. Arnold	Trustee
Robert H. Arnold

/s/ Richard B. Chess	Trustee
Richard B. Chess

/s/ J. Roderick Heller, III	Trustee
J. Roderick Heller, III

/s/ R. Michael McCullough	Trustee
R. Michael McCullough

/s/ Terry L. Stevens	Trustee
Terry L. Stevens

FIRST POTOMAC REALTY TRUST
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Consolidated Financial Statements and Schedule of First Potomac Realty Trust and Subsidiaries and the Independent Auditors’ Report thereon are attached hereto:

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Potomac Realty Trust:

We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated and combined statements of operations, shareholders’ equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule of real estate and accumulated depreciation. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia
March 3, 2005

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
As of December 31, 2004 and 2003

	2004	2003
Assets:
Rental property, net	$463,936,562	$208,334,677
Cash and cash equivalents	2,532,269	16,307,508
Escrows and reserves	6,301,465	3,422,473
Accounts and other receivables, net of allowance for doubtful accounts of $147,649 and $144,711, respectively	2,767,879	575,362
Accrued straight-line rents, net of allowance for doubtful accounts of $18,209 in 2004	2,309,576	1,805,679
Deferred costs, net	4,196,229	3,205,534
Prepaid expenses and other assets	2,023,823	773,040
Intangible assets, net	26,008,351	9,723,735

Total assets	$510,076,154	$244,148,008

Liabilities:
Accounts payable and accrued expenses	$4,058,025	$1,525,992
Accrued interest	799,974	151,861
Rents received in advance	1,744,022	801,640
Tenant security deposits	2,804,287	1,025,645
Line of credit	39,679,912	—
Mortgage loans	259,039,281	127,840,126
Deferred market rent	5,266,728	803,428

Total liabilities	313,392,229	132,148,692

Minority interests	18,991,052	19,866,928

Shareholders’ equity:
Common shares, $0.001 par value, 100,000,000 shares authorized: 14,154,000 and 8,634,000 shares issued and outstanding, respectively	14,154	8,634
Additional paid-in capital	209,268,156	117,525,629
Deficit	(31,589,437)	(25,401,875)

Total shareholders’ equity	177,692,873	92,132,388

Total liabilities and shareholders’ equity	$510,076,154	$244,148,008

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated and Combined Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues
Rental	$36,486,648	$15,341,194	$9,844,553
Tenant reimbursements and other	5,625,683	3,021,575	1,668,721

Total revenues	42,112,331	18,362,769	11,513,274

Operating expenses
Property operating	7,574,844	3,177,045	1,541,627
Real estate taxes and insurance	3,876,998	1,573,812	1,098,457
General and administrative	4,702,201	4,468,068	2,314,421
Depreciation and amortization	13,357,377	5,128,079	2,639,058

Total operating expenses	29,511,420	14,347,004	7,593,563

Operating income	12,600,911	4,015,765	3,919,711

Other expenses (income)
Interest expense	11,428,333	11,074,922	8,431,981
Interest and other income	(214,491)	(221,626)	(624,951)
Equity in earnings of investees	—	46,953	114,786
Loss on write-off of assets	—	—	306,786
Loss from early retirement of debt	753,445	4,566,782	116,408

Total other expenses	11,967,287	15,467,031	8,345,010

Income (loss) from continuing operations before minority interests and discontinued operations	633,624	(11,451,266)	(4,425,299)

Minority interests	47,395	(1,308,038)	1,700,232

Income (loss) from continuing operations	586,229	(10,143,228)	(6,125,531)

Discontinued operations
Income from operations of disposed property	154,968	—	—
Gain on sale of disposed property	2,092,367	—	—
Minority interests in discontinued operations	203,166	—	—

Income from discontinued operations	2,044,169	—	—

Net income (loss)	$2,630,398	$(10,143,228)	$(6,125,531)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$0.05	$(0.73)	—
Income from discontinued operations	0.18	—	—

Net income (loss) per share	$0.23	$(0.73)	—

Weighted average common shares outstanding – basic	11,529,738	8,177,478	—
Weighted average common shares outstanding – diluted	11,662,334	8,177,478	—

[1]	Net loss per share for 2003 is calculated on the $(5,938,371) loss incurred subsequent to the Company’s initial public offering, which closed on October 28, 2003 through December 31, 2003.

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated and Combined Statements of Shareholders’ Equity and
Partners’ Capital
Years ended December 31, 2004, 2003 and 2002

								Total
					Total	Partners’ Capital		Shareholders’
	Par	Additional			Shareholders’	General	Limited	Equity and
	Value	Paid-in Capital	Deficit		Equity	Partners	Partners	Partners’ Capital
Balances at December 31, 2001	$20	$1,980		$(2,813,324)	$(2,811,324)	$83,203	$9,089,885	$6,361,764
Dividends paid to shareholders	—	—		(626,596)	(626,596)	—	—	(626,596)
Redemption of partnership units	—	—		—	—	—	(1,034,168)	(1,034,168)
Issuance of partnership units	—	—		—	—	—	(192,552)	(192,552)
Contributions from partners	—	—		—	—	—	294,520	294,520
Distributions to partners	—	—		—	—	(2,000)	—	(2,000)
Net loss	—	—		(485,629)	(485,629)	(56,370)	(5,583,532)	(6,125,531)

Balances at December 31, 2002	20	1,980		(3,925,549)	(3,923,549)	24,833	2,574,153	(1,324,563)

Sale of common stock	—	252,112		—	252,112	—	—	252,112
Dividends paid to shareholders	—	—		(1,419,232)	(1,419,232)	—	—	(1,419,232)
Issuance of partnership units	—	—		—	—	—	2,693,150	2,693,150
Distributions to partners	—	—		—	—	—	(289,070)	(289,070)
Net loss	—	—		(576,114)	(576,114)	(36,288)	(3,592,455)	(4,204,857)

Balances at October 28, 2003	20	254,092		(5,920,895)	(5,666,783)	(11,455)	1,385,778	(4,292,460)

Conversion of historical capital to minority interest upon the public offering of common stock	(20)	(254,092)		(13,542,609)	(13,796,721)	11,455	(1,385,778)	(15,171,044)
Issuance of common stock	8,634	117,525,629		—	117,534,263	—	—	117,534,263
Net loss	—	—		(5,938,371)	(5,938,371)	—	—	(5,938,371)

Balance at December 31, 2003	8,634	117,525,629		(25,401,875)	92,132,388	—	—	92,132,388

Dividends paid to shareholders	—	—		(8,817,960)	(8,817,960)	—	—	(8,817,960)
Redemption of partnership units	—	(38,313)		—	(38,313)	—	—	(38,313)
Issuance of common stock	5,520	91,780,840		—	91,786,360	—	—	91,786,360
Net income	—	—		2,630,398	2,630,398	—	—	2,630,398

Balance at December 31, 2004	$14,154	$209,268,156	$	(31,589,437)	$177,692,873	$—	$—	$177,692,873

See accompanying notes to the consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated and Combined Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flow from operating activities
Net income (loss)	$2,630,398	$(10,143,228)	$(6,125,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations:
Gain on sale of property disposed	(2,092,367)	—	—
Depreciation and amortization	187,923	—	—
Minority interests	203,166	—	—
Depreciation and amortization	14,380,823	5,522,741	3,303,106
Amortization of deferred market rent	(562,887)	(111,431)	17,566
Minority interests	47,395	(1,308,038)	1,700,232
Loss on early retirement of debt	753,445	1,566,782	116,408
Loss on write-off of assets	—	—	306,786
Equity in losses of investees	—	46,953	114,786
Changes in assets and liabilities, net of acquisitions:
Escrows and reserves	(2,878,992)	(1,976,579)	(770,142)
Accounts and other receivables, net	(2,192,517)	(41,062)	379,232
Accrued straight-line rents, net	(503,897)	(137,498)	(175,834)
Prepaid expenses and other assets	(1,295,379)	(375,202)	825,885
Tenant security deposits	1,778,642	2,770	544,787
Accounts payable and accrued expenses	2,532,033	(2,680,716)	(635,375)
Accrued interest	648,113	(2,230,204)	1,392,162
Rent received in advance	942,382	360,343	46,697
Deferred costs	(982,478)	(1,195,863)	(448,580)

Total adjustments	10,965,405	(2,557,004)	6,717,716

Net cash provided by (used in) operating activities	13,595,803	(12,700,232)	592,185

Cash flows from investing activities
Distributions from investments in real estate entities	—	2,728,207	258,361
Proceeds from sale of real estate assets	8,239,835	—	—
Contributions to investments in real estate entities	—	—	(11,859,155)
Acquisition of rental property and other assets	(145,905,918)	(50,312,790)	(729,817)
Acquisition of additional interest in subsidiaries, net	—	(2,006,617)	(3,911,445)

Net cash used in investing activities	(137,666,083)	(49,591,200)	(16,242,056)

Cash flows from financing activities
Financing costs	(1,828,462)	(681,447)	(1,422,766)
Proceeds from debt	66,679,912	982,530	60,329,206
Repayments of debt	(36,360,059)	(38,645,504)	(41,963,960)
Acquisition of partnership units	—	—	(981,734)
Proceeds from sale of partnership units	—	—	435,896
Contributions from minority partners	—	—	539,140
Contributions from partners	—	—	294,520
Proceeds from issuance of shares, net	91,786,360	117,429,263	—
Redemption of partnership units	(132,063)	—	—
Distributions to minority interests	(1,032,687)	—	—
Distributions to partners	—	(289,070)	(2,000)
Dividends to shareholders	(8,817,960)	(1,419,232)	(626,596)

Net cash provided by financing activities	110,295,041	77,376,540	16,601,706

Net increase (decrease) in cash and cash equivalents	(13,775,239)	15,085,108	951,835

Cash and cash equivalents at beginning of year	16,307,508	1,222,400	270,565

Cash and cash equivalents at end of year	$2,532,269	$16,307,508	$1,222,400

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

     The results of operations for the year ended December 31, 2004, represents the Company’s first full year of earnings and activities subsequent to its initial public offering completed in the fourth quarter of 2003. The results of operations for the years ended December 31, 2003 and 2002, are based on the combined historical statements of operations of the First Potomac Predecessor (as defined below).

     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc. (“Trust, Inc.”), the former general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The pre-IPO operations of Trust, Inc., the Operating Partnership and First Potomac Management, Inc. (“FPM”), the property management company that managed all of the Company’s assets prior to the initial public offering, are referred to herein as the First Potomac Predecessor. The Company owns all of its properties and conducts its business through the Operating Partnership. At December 31, 2004, the Company was the sole general partner of and owns a 91% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interests.

     On October 28, 2003, the Company closed its initial public offering. The Company sold 7.5 million common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102.0 million. On November 21, 2003, the Company sold an additional 1.1 million shares to cover over-allotments resulting in additional net proceeds of approximately $15.5 million. On June 23, 2004, the Company closed on a follow-on offering of 5.5 million common shares at $17.60 per share, resulting in net proceeds of approximately $92.0 million. The Company fully used the net proceeds from the IPO and follow-on offering to (i) acquire additional properties ($141.0 million); (ii) repay debt, borrowings on the Company’s revolving line of credit, accrued interest and prepayment fees ($66.0 million); and (iii) acquire joint venture interests held by an institutional partner in four of the Company’s properties ($3 million).

     As of December 31, 2004, the Company owned a 39-property portfolio consisting of 80-buildings totaling approximately 5.3 million square feet.

(b) Principles of Consolidation and Combination

     The 2004 consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and FPM Management LLC, which succeeded to the business of FPM. All intercompany balances and transactions have been eliminated in consolidation.

     Financial statements for the Company’s combined operations in 2003 and 2002 relate to the Company and the First Potomac Predecessor. The combined financial statements of First Potomac Predecessor include the financial statements of Trust, Inc., the Operating Partnership and FPM as these entities were under the common control of a single group of owners, Louis and Douglas Donatelli, father and son (the “Control Group”). Prior to the initial public offering, Trust, Inc. was the sole general partner of the Operating Partnership. FPM managed all the properties held by the Operating Partnership. The Control Group owned 80 percent of Trust, Inc., 48 percent of the Operating Partnership (representing 100 percent of the voting interests) and 64 percent of FPM. Ownership interests acquired from the Control Group were recorded at their historical cost basis. Acquisitions of ownership interests of other parties were recorded at fair value and allocated between buildings, tenant improvements, intangible assets and in-place leases in accordance with SFAS No. 141 “Business Combinations.”

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

(f) Deferred Costs

     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the remaining life of the related leases. Accumulated amortization of these combined costs was $2,004,904 and $2,175,907 at December 31, 2004 and 2003, respectively.

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

(h) Purchase Accounting for Acquisition of Rental Property and Additional Interests in Real Estate Entities

     Purchase accounting was applied to the acquisition of rental property and to the assets and liabilities related to real estate entities in which the Company acquired additional interests. Ownership interests acquired from related, common owners are accounted for at their historical cost basis. Acquisitions of ownership interests and rental property of other parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June

30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of the real estate acquired was determined on an as if vacant building basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as if vacant basis was allocated as follows:

•	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to twelve years;

•	the intangible value of tenant or customer relationships; and

•	the remainder of the purchase price is allocated to the in-place leases and represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred.

(i) Intangibles

     Intangible assets includes the value of tenant or customer relationships and the origination value of leases in accordance with SFAS No. 141, ‘‘Business Combinations.’’ Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense on the date of termination.

     Deferred market rent liability consists of the acquired leases with below market rents at the date of acquisition. The effect of above market rents acquired is recorded as a component of deferred costs. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases.

     In conjunction with the initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141, ‘‘Business Combinations.” Goodwill is assessed for impairment at the beginning of our fiscal year and in interim periods if certain events, such as the loss of key personnel, occur indicating the carrying value is impaired. The Company will recognize an impairment loss when the discounted expected future cash flows associated with management contracts is less than the carrying cost of the goodwill in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangibles.” No impairment losses were recognized during 2004 or 2003.

(j) Derivatives

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

     All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income in shareholders’ equity for effective hedging relationships. The Company had no accumulated other comprehensive income or loss in related to derivatives or other activities during 2004 or 2003. For derivative financial instruments not designated as cash flow hedge instruments, realized and unrealized changes in fair value are recognized in current period earnings.

     The Company has interest rate cap agreements in the notional amount of $25.5 million providing that the maximum rate payable, or cap, attributable to the LIBOR portion of the interest rate, exclusive of the spread is 5% through November and December 2005. The Company’s cap agreements have not been designated as cash flow hedges. These agreements have been recorded at their fair value as a component of prepaid and other assets. The Company recognized interest expense of approximately $83,000 during 2004 related to the decline in fair market value of these caps.

(k) Income Taxes

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

     In conjunction with its initial public offering, the Company elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any nondeductible excise tax if it distributes at lease 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company has two taxable REIT subsidiaries (“TRS”) which generated taxable income during 2004; however, the Company has determined any disclosures resulting from TRS activities would be inconsequential, and, accordingly, no disclosures were made for state or federal income taxes in the accompanying consolidated and combined financial statements for 2004.

     For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The Company paid no dividends in 2003. The characterization of the Company’s dividends for 2004 is as follows:

(unaudited)
Ordinary income	59.4%
Return of capital	40.6%
Long-term capital gain	—

(l) Minority Interests

     Minority interests relates to the interests in the Operating Partnership not owned by the Company. Upon completion of the initial public offering and contribution of the net proceeds to the Operating Partnership, the Company owned 86.1% of the outstanding Operating Partnership units. Subsequent to the completion of the follow-on offering that closed on June 23, 2004, and the redeption noted below, the Company owned 91.1% of the units outstanding. The remaining interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners will have the right to tender their units for redemption beginning 12 months after the closing of the initial public offering in exchange for, at the Company’s option, common shares of the Company or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. During 2004, 6,250 units were redeemed for cash of $132,063 resulting in 1,389,273 operating units outstanding as of December 31, 2004. There were no redemptions for Common Shares in 2004.

(m) Earnings Per Share

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

     The following table sets forth the computation of the Company’s basic and diluted earnings per share from continuing operations and income available to common shareholders:

	2004	2003
Numerator for basic and diluted per share calculations:
Income (loss) from continuing operations	$586,229	$(5,938,371)[1]
Income from discontinued operations	2,044,169	—

Net income (loss)	$2,630,398	$(5,938,371)

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding - basic:	11,529,738	8,177,478
Effect of dilutive shares:
Employee stock option awards	132,596	—

Denominator for diluted per share amounts	11,662,334	8,177,478

Basic and diluted net income (loss) per share:
Continued operations	$0.05	$(0.73)
Discontinued operations	0.18	—

Net income (loss)	$0.23	$(0.73)

[1]	Net loss per share for 2003 is calculated on the $(5,938,371) loss incurred subsequent to the Company’s initial public offering, which closed on October 28, 2003, through December 31, 2003.

(n) Stock Based Compensation

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

     No compensation expense has been recognized for options granted under the Equity Compensation Plan adopted by the Board of Trustees in 2003. Under SFAS No. 123, compensation expense of $202,762 and $38,348 would have been recorded during 2004 and 2003, respectively, for the Equity Compensation Plan based upon the fair value of the option awards.

     Pro forma net income (loss) and net income (loss) per share would have been as follows:

	2004	2003
Net income (loss), as reported	$2,630,398	$(5,938,371)[1]
Add: total stock-based compensation included in reported net income	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(205,355)	(38,348)

Pro forma net income (loss)	$2,425,043	$(5,976,719)

Net income (loss) per share, as reported – basic and diluted	$0.23	$(0.73)
Pro forma net income (loss) per share – basic and diluted	$0.21	$(0.73)

[1]	Net loss per share for 2003 is calculated on the $(5,938,371) loss incurred subsequent to the Company’s initial public offering, which closed on October 28, 2003, through December 31, 2003.

(o) Use of Estimates

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

(p) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(q) Application of New Accounting Standards

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46R, Consolidation of Variable Interest Entities (“FIN 46R”) which was generally effective as of March 31, 2004. Variable interest entities (“VIE’s”) are primarily entities that lack sufficient equity to finance their activities without additional support from other parties or whose equity holders lack adequate decision making ability. All VIE’s with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company adopted the requirements of FIN 46R in 2003.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective July 1, 2005. The Company will adopt this standard in 2005 and expects this new standard may have a material effect on its consolidated financial position and results of operations. The Company will value all options using the Black-Scholes option-pricing model.

(2) Rental Property

     Rental property represents 39 industrial and flex rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	December 31,
	2004	2003
Land	$109,757,972	$46,329,766
Buildings and improvements	361,025,011	166,366,219
Tenant improvements	10,542,159	3,410,698
Furniture, fixtures and equipment	9,705,397	10,253,915

	491,030,539	226,360,598
Less: accumulated depreciation	(27,093,977)	(18,025,921)

	$463,936,562	$208,334,677

(3) Acquisitions

     The Company acquired the following properties in 2004:

					Percent
		Acquisition		Square	Leased at
Property	Location	Date	Property Type	Feet	12/31/04
Herndon Corporate Center	Herndon, VA	4/27/04	Flex	127,353	98%
Aquia Commerce Center I & II	Stafford, VA	6/04/04	Flex	64,488	100%
Deer Park[1]	Randallstown, MD	7/16/04	Flex	171,140	94%
Gateway Center[1]	Gaithersburg, MD	7/16/04	Flex	44,307	100%
Gateway West[1]	Westminster, MD	7/16/04	Flex	110,147	75%
Girard Business Center[1]	Gaithersburg, MD	7/16/04	Flex	123,900	97%
Girard Place[1]	Gaithersburg, MD	7/16/04	Flex	175,190	95%
15 Worman’s Mill Court[1]	Frederick, MD	7/16/04	Flex	39,966	93%
20270 Goldenrod Lane[1]	Germantown, MD	7/16/04	Flex	24,468	100%
6900 English Muffin Way[1]	Frederick, MD	7/16/04	Multi-tenant Industrial	165,690	100%
4451 Georgia Pacific Blvd. [1]	Frederick, MD	7/16/04	Multi-tenant Industrial	169,750	100%
7561 Lindbergh Drive[1]	Gaithersburg, MD	7/16/04	Single-tenant Industrial	36,000	100%
Patrick Center[1]	Frederick, MD	7/16/04	Office	66,706	95%
West Park[1]	Frederick, MD	7/16/04	Office	28,950	89%
Woodlands Business Center[1]	Largo, MD	7/16/04	Office	37,940	80%
Old Courthouse Square[1]	Martinsburg, WV	7/16/04	Retail	201,350	95%
Airpark Place	Gaithersburg, MD	8/05/04	Flex	82,200	90%
15395 John Marshall Highway	Haymarket, VA	10/22/04	Single-tenant Industrial	123,777	100%
Norfolk Commerce Park II	Norfolk, VA	10/22/04	Flex	127,625	94%
Crossways II	Chesapeake, VA	10/22/04	Flex	85,004	100%
Windsor at Battlefield	Manassas, VA	12/21/04	Flex	154,226	59%
Campus at Metro Park North	Rockville, MD	12/23/04	Flex	190,238	100%
4612 Navistar Drive	Frederick, MD	12/23/04	Single-tenant Industrial	215,085	100%

[1]	Properties were acquired as part of a portfolio collectively referred to as the Suburban Maryland Portfolio. The total contract price was $123,000,000.

     The aggregate purchase cost of properties acquired in 2004 was allocated as follows:

		Acquired			Customer	Deferred
		tenant	Building and	In-place leases	relations	market
	Land	improvements	improvements	intangible	intangible	revenue, net	Total
Herndon Corporate Center	$4,086,869	$314,052	$14,337,445	$1,668,533	$66,416	$(30,013)	$20,443,302
Aquia Commerce Center I & II	1,795,266	63,175	8,625,842	1,025,114	48,848	(187,496)	11,370,749
Suburban Maryland Portfolio	34,761,217	2,000,934	86,432,362	7,606,575	37,247	(2,187,529)	128,650,806
Airpark Place	2,697,006	26,606	7,114,771	335,941	—	(156,691)	10,017,633
15395 John Marshall Highway	2,735,873	459,329	6,841,934	915,573	—	—	10,952,709
Norfolk Commerce Park II	1,205,398	399,807	8,308,761	999,491	11,683	45,480	10,970,620
Crossways II	1,035,899	99,736	6,175,009	711,981	—	(38,875)	7,983,750
Windsor at Battlefield	3,227,679	810,297	10,885,841	786,455	—	(340,372)	15,369,900
4612 Navistar Drive	3,807,543	125,664	18,636,629	1,442,741	—	(215,431)	23,797,146
Campus at Metro Park North	9,220,196	1,236,855	30,818,977	3,825,642	—	(1,195,974)	43,905,696

Total	$64,572,946	$5,536,455	$198,177,571	$19,318,046	$164,194	$(4,306,901)	$283,462,311

     The value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancellable lease terms ranges from one to twelve years.

Pro Forma Financial Information

     The pro forma financial information set forth below presents results as if all of the Company’s 2004 and 2003 acquisitions, dispositions and the initial public offering occurred on January 1, 2003.

     The formation transactions that occurred subsequent to the initial public offering, including the acquisition of capital interests in FPM Management, LLC, the acquisition of ownership interests in entities that owned interests in several of the Company’s properties, and the repayment of debt, including non-recurring prepayment penalties and writing off of unamortized debt costs, are also assumed to have occurred on January 1, 2003 for purposes of this pro forma presentation.

     The unaudited pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	For the Year Ended December 31,
	2004	2003
Pro forma total revenues	$63,647,320	$60,223,917
Pro forma net income (loss)	1,373,453	(1,220,602)
Pro forma basic and diluted earnings (loss) per share	$0.10	$(0.09)

(4) Intangible Assets

     Intangible assets consisted of the following at December 31:

	2004	2003
In-place leases	$28,105,168	$8,875,796
Customer relations	503,961	339,767
Deferred market asset	884,778	5,422
Goodwill	2,100,000	2,100,000

	31,593,907	11,320,985
Less: accumulated amortization	(5,585,556)	(1,597,250)

	$26,008,351	$9,723,735

     The Company recognized $4,107,842, $1,463,196 and $63,020 of amortization expense on intangible assets for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated amortization of intangible assets related to the value of acquired real estate was $5,585,556 and $1,597,250 at December 31, 2004 and 2003, respectively.

     Estimated amortization of intangible assets as of December 31, 2004 for each of the five succeeding fiscal years is as follows:

2005	$6,956,862
2006	5,148,336
2007	3,581,235
2008	2,443,154
2009	1,768,344

(5) Discontinued Operations

     Income from discontinued operations includes revenues and expenses associated with 6251 Ammendale Road. The Company classified this property as held for sale during 2004 and subsequently sold the property in November 2004. The Company recognized a gain of $2.1 million upon disposal and has no continuing involvement with the property subsequent to its disposal. The Company acquired this property on December 24, 2003, while only 38 percent leased, and as a result, the results of operations during 2003 were inconsequential.

     The following table summarizes the components of income from discontinued operations:

2004
Revenue	$764,834
Property expenses	421,943
Depreciation and amortization	187,923

Income from operations	154,968
Gain on sale of disposed property	2,092,367
Minority interests in discontinued operations	203,166

Income from discontinued operations	$2,044,169

(6) Mortgage Loans and Other Debt

     The Company’s borrowings consisted of the following:

	December 31,
	2004	2003
Credit facility with a variable rate of LIBOR +1.70%	$39,679,912	$—
Mortgage debt with interest rates ranging from 4.9% to 8.5% maturing at various dates through February 2013	259,039,281	127,840,126
	$298,719,193	$127,840,126

(a) Credit Facility

     On December 31, 2003, the Company entered into a $50 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility had a three-year term with a one-year extension option. The Company had the option to increase the facility up to an additional $50 million prior to December 31, 2005. Availability under the facility was based upon the value of unencumbered assets that the Company pledged to secure the facility. Borrowings under the facility bear interest at LIBOR plus 190 to 250 basis points. The Company was required to pay commitment fees that varied based on the amount of unused capacity under the credit facility. The exact interest rate that was payable under the facility depended upon the ratio of the Company’s total indebtedness to the Company’s total asset value. Based upon the terms of the facility, the ratio could not exceed 65%. The Company had no line of credit borrowings outstanding as of December 31, 2003.

     On November 30, 2004, the Company entered into a $75 million unsecured revolving credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent. The credit facility matures on December 31, 2006; however, the line can be extended for a period of one year. The Company has the option to increase the facility up to an additional $75 million prior to December 31, 2006. Availability under the facility is based upon the value of the Company’s unencumbered assets. Borrowings under the facility bear interest at LIBOR plus 170 to 250 basis points. At December 31, 2004, the borrowing under the credit facility was LIBOR plus 1.70 basis points. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. The Company is required to pay commitment fees that will vary based on the amount of unused capacity under the credit facility which varies from 0.15% to 0.25%. The unsecured facility contains financial and other covenants with which the Company must comply, all of which the Company met as of December 31, 2004. Failure to comply with any of the covenants under our unsecured debt facility could result in default. Upon entering this new facility, the Company terminated its secured credit facility with Fleet National Bank and wrote off approximately $0.6 million in deferred financing costs.

     The weighted average borrowings outstanding on the credit facilities during the year was $4.1 million with a weighted average interest rate of 3.83% associated with these borrowings. The Company’s maximum daily borrowings outstanding during the year, and outstanding borrowings under the credit facility at December 31, 2004, were $39.7 million. The Company had additional borrowing capacity from the credit facility of $35.3 million as of December 31, 2004. The weighted average interest rate was 4.2% on borrowings outstanding on the line of credit at December 31, 2004.

(b) Mortgage Debt

     At December 31, 2004 and 2003, the Company’s mortgage debt is as follows:

	December 31,
	2004	2003
Van Buren Business Park, 6600 Business Parkway, 13129 Airpark Road and Plaza 500, 7.26%, matures December 2007.	$38,719,587	$39,267,974

4200 Tech Court, 8.07%, matures October 2009.	1,818,178	1,835,315

4212 Tech Court, 8.53% matures June 2010.	1,765,342	1,779,393

Crossways Commerce Center, 6.70%, matures October 2012.	26,338,201	26,620,596

Newington Business Park Center, 6.70%, matures October 2012.	16,614,078	16,792,212

Interstate Plaza, 7.45%, effective interest rate of 5.30%, matures January 2007.	8,795,754	9,044,636

Herndon Corporate Center, 5.11%, effective interest rate of 5.66%, matures April 2008.	8,877,703	—

Aquia Commerce Center, 6.5%, effective interest rate of 6.5%, matures February 2013.	1,022,811	—

Suburban Maryland Portfolio, 6.71%, effective interest rate of 5.54%, matures September 2008.	80,129,447	—

Norfolk Commerce Park II, 6.90%, effective interest rate of 5.28%, matures August 2008.	7,804,634	—

4612 Navistar Drive, 7.48%, effective interest rate of 5.20%, matures July 2011.	14,753,542	—

Campus at Metro Park North, 7.11%, effective interest rate of 5.25%, matures February 2012.	26,900,004	—

Greenbrier Technology Center II and Norfolk Business Center, floating rate mortgage of LIBOR + 2.45%, matures November 2005.	10,500,000	10,500,000

Rumsey Center and Snowden Center, floating rate mortgage of LIBOR + 2.35%, matures December 2006.	15,000,000	22,000,000

	$259,039,281	$127,840,126

     On January 30, 2004, the Company repaid $7.0 million of the loan encumbering our Rumsey Center and Snowden Center properties. As part of this transaction, the Company negotiated a reduction in the loan’s interest rate and extended the loan’s maturity date by one year. As a result of this restructuring, the outstanding principal balance was reduced to $15.0 million. The loan’s maturity date was extended to December 31, 2006 and the effective interest rate was reduced from 4.57% to 3.47% (by reducing the LIBOR floor from 2.0% to 1.1% and reducing the spread from 257 basis points to 235 basis points). No prepayment penalties were incurred as a result of this transaction, and the Company incurred at $0.1 million charge as a result of writing-off a portion of the deferred financing costs associated with this mortgage.

     During 2003, in conjunction with acquisitions of rental property and ownership interests, the Company assumed $32.5 million in debt encumbering Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center and $9.1 million related to the acquisition of Interstate Plaza.

     The Company’s mortgage debt is recourse solely to specific assets. The Company had 32 and 10 properties that secured mortgage debt at December 31, 2004 and December 31, 2003, respectively.

     Future minimum principal payments on the Company’s mortgage loans and credit facility as of December 31, 2004 are as follows:

2005	$15,420,877
2006	59,844,883
2007	50,231,457
2008	91,255,132
2009	3,745,992
Thereafter	78,220,852

$298,719,193

(7) Commitments and Contingencies

     The Company’s rental properties are subject to non-cancelable operating leases generating future minimum rental payments based on contractual rental revenue as of December 31, 2004 as follows:

		Percent of square
	Future	feet under leases
	minimum rents	expiring
2005	$52,505,039	8%
2006	46,664,489	13%
2007	39,120,449	17%
2008	31,081,360	10%
2009	24,346,374	22%
Thereafter	15,056,051	30%

Total	$208,773,762	100%

     At December 31, 2004, the rental properties were approximately 94% leased.

     The Company rents office space for its current corporate offices under a non-cancellable operating lease. Rent expense incurred under the terms of the lease was $237,727, $75,394 and $111,959 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company is negotiating a new lease agreement to relocate its corporate offices in 2005 and anticipates it will be effective July 2005. The Company has signed letters of intent with two prospective lessees to sublease its current corporate office space; however, the Company will continue to be the primary obligor under the terms of the original lease.

     Future minimum rental payments under both leases are as follows:

	Future Minimum Rents
	Current	Anticipated	Total Future
	Corporate Offices	Corporate Offices	Minimum Rent
2005	$238,318	$235,235	$473,553
2006	245,468	479,879	725,347
2007	252,832	499,060	751,892
2008	260,417	519,055	779,472
2009	268,229	556,330	824,559
Thereafter	276,276	1,748,158	2,024,434

Total	$1,541,540	$4,037,717	$5,579,257

(8) Fair Value of Financial Instruments

     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values because of their short-term maturities. Fair value information relating to mortgage debt and the lines of credit as of December 31 is as follows:

	2004	2003
Mortgage debt	$268,119,075	$135,929,279
Lines of credit	39,679,912	—

(9) Stock Based Compensation

     The Company adopted the 2003 Equity Compensation Plan (“the Plan”) during 2003. The Plan provides for the issuance of options to purchase Common Shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan may be either qualified or non-qualified options, and all employees and non-employee trustees are eligible to receive grants. The Plan authorized the issuance of 910,800 common share equity awards, and 328,800 were available for award as of December 31, 2004. Outstanding awards vest 25 percent on the first anniversary of the date of grant and 6.25 percent in each subsequent calendar quarter thereafter until fully vested.

     The following summarizes the activity in the Equity Compensation Plan for the period from October 28, 2003 (date of adoption of plan) through December 31, 2004:

	2004		2003
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	505,000	$15.00	—	$—
Options granted	70,000	19.01	505,000	15.00

Options outstanding, end of year	575,000	15.49	505,000	15.00
Options exercisable, end of year	126,250	15.00	—	—

Weighted average fair value of options granted during the year (calculated as of the grant date):	$1.67		$1.62

     The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$15.00	505,000	2.8	$15.00	126,250	$15.00
18.70–19.78	70,000	3.6	19.01	—	—

	575,000			126,250

     The fair value determination was calculated using the Black-Scholes option-pricing model to value all stock options granted in 2004 and 2003 using the following assumptions:

	2004	2003
Weighted average risk free interest rate	3.82%	3%
Expected volatility	15.4%	20.0%
Expected dividend yield	5%	5%
Weighted average expected life of options	5 years	5 years

     The Company grants common shares to non-executive trustees annually. The grant of common shares for 2004 was made to non-executive trustees on January 3, 2005. Non-executive trustees collectively received 2,500 and 7,000 Common Shares with fair values at the date of grants of $22.54 and $15.00 in 2005 and 2003, respectively. Trustee share grants are fully vested upon issuance, and compensation expense of $56,350 and $105,000 was recognized in 2004 and 2003, respectively.

(10) Segment Information

     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America. As of December 31, 2004 and 2003, the Company’s tenant base contained one significant tenant, the United States Federal Government, which leased 13% and 25% of the Company’s total rentable square feet, respectively.

(11) Supplemental Disclosure of Cash Flow Information

     Supplemental disclosures of cash flow information for the years ended December 31 are as follows:

	2004	2003	2002
Cash paid for interest on indebtedness	$10,393,328	$9,785,451	$4,147,984
Non-cash investing and financing activities:
Issuance of notes payable related to redemption of units	—	—	628,228
Redemption of units to settle note receivable	—	—	52,434
Units issued for notes receivable	—	—	192,552
Deferral of financing costs due to lender	—	—	400,000
Issuance of units in exchange for limited partnership interests	—	$20,758,952	—

     During 2004, the Company acquired 23 properties for $283.5 million net of the assumption of mortgages with a fair value at the transaction date of $140.5 million. The additions to rental property and other assets are net of the non-cash assumption of these mortgages.

(12) Quarterly Financial Information (unaudited)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
Revenue	$7,513,459	$8,209,792	$12,182,539	$14,206,541	$42,112,331
Operating expenses	5,479,989	6,079,331	8,309,785	9,642,315	29,511,420
(Loss) income from continuing operations	(181,873)	(70,542)	592,470	246,174	586,229
Income from discontinued operations	11,267	12,674	64,691	1,955,537	2,044,169
Net (loss) income	(170,606)	(57,868)	657,161	2,201,711	2,630,398

Basic net income (loss) per share
Income (loss) from continuing operations	$(0.02)	$(0.01)	$0.04	$0.02	$0.05
Income from discontinued operations	—	—	0.01	0.14	0.18

Net income (loss)	$(0.02)	$(0.01)	$0.05	$0.16	$0.23

Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.02)	$(0.01)	$0.04	$0.02	$0.05
Income from discontinued operations	—	—	0.01	0.13	0.18

Net income (loss)	$(0.02)	$(0.01)	$0.05	$0.15	$0.23

     The Company issued 5,520,000 common shares in June 2004. Earnings per share in the third and fourth quarter receive more weighting when compared to the full year earnings per share, and as a result, the sum of the quarters does not equate to the full year calculation.

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
Revenue	$4,313,940	$4,516,452	$3,936,645	$5,595,732	$18,362,769
Operating expenses	2,655,129	2,590,595	2,858,025	6,243,255	14,347,004
Loss from continuing operations and Net loss	(907,895)	(1,319,529)	(1,590,562)	(6,325,242)	(10,143,228)
Loss per share – basic and diluted	—	—	—	$(0.73)	$(0.73)

SCHEDULE III

FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

					Initial Costs		Net	Gross Amount at End of Year
				Encumbrances at		Building and	Improvements		Building and		Accumulated
Description	Location	Date Acquired	Type	December 31, 2004	Land	Improvements	Since Acquisition	Land	Improvements	Total	Depreciation
13129 Airpark Road	Culpeper, VA	December 1997	Industrial	$2,112,970	$442,487	$3,102,535	$786,881	$442,487	$3,889,416	$4,331,903	$(665,648)
Plaza 500	Alexandria, VA	December 1997	Industrial	25,370,788	6,264,922	35,432,808	927,436	6,264,922	36,360,244	42,625,166	(6,820,866)
6600 Business Parkway	Elkridge, MD	December 1997	Industrial	4,530,362	2,613,622	5,111,476	148,103	2,613,622	5,259,579	7,873,201	(962,225)
Van Buren Business Park	Herndon, VA	December 1997	Flex	6,705,467	3,592,331	7,652,253	990,375	3,592,331	8,642,628	12,234,959	(1,691,075)
4200 Technology Court	Chantilly, VA	October 1998	Flex	1,818,178	528,288	2,420,769	125,735	528,288	2,546,504	3,074,792	(421,188)
4212 Technology Court	Chantilly, VA	October 1998	Flex	1,765,342	528,288	2,423,140	80,891	528,288	2,504,031	3,032,319	(404,489)
Crossways Commerce Center	Chesapeake, VA	December 1999	Industrial	26,338,201	5,160,349	23,659,730	2,156,665	5,160,349	25,816,395	30,976,744	(5,690,227)
Newington Business Park	Lorton, VA	December 1999	Industrial	16,614,078	3,135,288	10,353,839	3,932,166	3,135,288	14,286,005	17,421,293	(2,723,763)
Greenbrier Technology Center	Chesapeake, VA	October 2002	Flex	5,400,000	1,364,896	5,119,431	48,853	1,364,896	5,168,284	6,533,180	(884,371)
Norfolk Business Center	Norfolk, VA	October 2002	Flex	5,100,000	1,323,104	4,966,622	82,928	1,323,104	5,049,550	6,372,654	(844,873)
Rumsey Center	Columbia, MD	October 2002	Flex	6,279,625	2,674,564	10,195,631	342,415	2,674,564	10,538,046	13,212,610	(1,208,828)
Snowden Center	Columbia, MD	October 2002	Flex	8,720,375	3,404,213	12,824,290	450,957	3,404,213	13,275,247	16,679,460	(1,416,486)
Virginia Center Technology Park	Glen Allen, VA	October 2003	Flex	—	1,922,331	7,026,353	323,772	1,922,331	7,350,125	9,272,456	(480,214)
Interstate Plaza	Alexandria, VA	December 2003	Industrial	8,795,754	2,185,346	8,972,257	63,580	2,185,346	9,035,837	11,221,183	(316,622)
Alexandria Corporate Park	Alexandria, VA	December 2003	Industrial	—	10,045,499	27,242,680	444,357	10,044,997	27,687,037	37,732,034	(793,776)
Herndon Corporate Center	Herndon, VA	April 2004	Flex	8,877,703	4,086,869	14,651,497	25,053	4,086,869	14,676,550	18,763,419	(292,421)
Aquia Commerce Center I & II	Stafford, VA	June 2004	Flex	1,022,811	1,795,266	8,689,017	—	1,795,266	8,689,017	10,484,282	(140,444)
6900 English Muffin Way	Frederick, MD	July 2004	Industrial	7,358,713	3,139,034	8,725,684	—	3,139,034	8,725,684	11,864,718	(103,188)
Deer Park	Randallstown, MD	July 2004	Flex	8,120,573	3,680,064	7,696,884	1,584	3,680,064	7,698,468	11,378,532	(99,001)
Gateway Center	Gaithersburg, MD	July 2004	Flex	4,178,412	1,716,887	3,942,659	—	1,716,887	3,942,659	5,659,547	(51,756)
Gateway West	Westminster, MD	July 2004	Flex	6,307,573	890,636	6,924,748	66,954	890,636	6,991,702	7,882,337	(90,127)
4451 Georgia Pacific Boulevard	Frederick, MD	July 2004	Industrial	7,095,658	3,448,304	8,978,328	—	3,448,304	8,978,328	12,426,632	(106,337)
20270 Goldenrod Lane	Germantown, MD	July 2004	Flex	2,207,331	1,415,912	2,060,241	—	1,415,912	2,060,241	3,476,153	(28,088)
Girard Business Center	Gaithersburg, MD	July 2004	Flex	8,041,823	4,675,431	7,151,069	—	4,675,431	7,151,069	11,826,500	(101,972)
Girard Place	Gaithersburg, MD	July 2004	Flex	10,249,154	5,170,132	9,506,535	—	5,170,132	9,506,535	14,676,667	(116,337)
Old Courthouse Square	Martinsburg, WV	July 2004	Retail	7,884,322	3,488,621	12,989,203	2,100	3,488,621	12,991,303	16,479,924	(179,325)
Patrick Center	Frederick, MD	July 2004	Office	8,357,404	1,778,314	8,720,591	4,646	1,778,314	8,725,237	10,503,551	(111,645)
15 Worman’s Mill Court	Frederick, MD	July 2004	Flex	2,759,744	546,012	3,328,691	22,783	546,012	3,351,474	3,897,486	(42,224)
7561 Lindbergh Drive	Gaithersburg, MD	July 2004	Industrial	2,049,830	2,968,944	311,112	—	2,968,944	311,112	3,280,057	(5,175)
West Park	Frederick, MD	July 2004	Office	2,838,494	520,034	5,177,192	26,492	520,034	5,203,684	5,723,718	(62,575)
Woodlands Business Center	Largo, MD	July 2004	Office	2,680,416	1,322,892	2,920,359	—	1,322,892	2,920,359	4,243,252	(44,114)
Airpark Place	Gaithersburg, MD	August 2004	Flex	—	2,697,006	7,141,377	—	2,697,006	7,141,377	9,838,383	(64,577)
15395 John Marshall Highway	Haymarket, VA	October 2004	Industrial	—	2,735,873	7,301,263	—	2,735,873	7,301,263	10,037,136	(38,871)
Crossways II	Chesapeake, VA	October 2004	Flex	—	1,035,899	6,274,745	—	1,035,899	6,274,745	7,310,644	(34,303)
Norfolk Commerce Park II	Norfolk, VA	October 2004	Flex	7,804,634	1,205,398	8,708,568	—	1,205,398	8,708,568	9,913,965	(56,846)
Windsor at Battlefield	Manassas, VA	December 2004	Flex	—	3,227,679	11,696,139	—	3,227,679	11,696,139	14,923,818	—
Campus at Metro Park North	Rockville, MD	December 2004	Industrial	26,900,004	9,220,196	32,055,832	—	9,220,196	32,055,832	41,276,028	—
4612 Navistar Drive	Frederick, MD	December 2004	Flex	14,753,542	3,807,543	18,762,293	—	3,807,543	18,762,293	22,569,836	—

				$259,039,281	$109,758,474	$370,217,841	$11,054,726	$109,757,972	$381,272,567	$491,030,539	$(27,093,977)

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years.

The tax basis of the assets above is $514,311,398 at December 31, 2004.

(a) Reconciliation of Real Estate

     The following table reconciles the real estate investments for the three years ended December 31, 2004:

	2004	2003	2002
Balance at beginning of year	$226,360,598	$117,257,519	$71,854,726
Acquisitions	268,286,974	108,802,817	44,928,133
Capital expenditures	2,604,659	1,239,348	729,817
Dispositions	(6,221,692)	(939,086)	(255,157)

Balance at end of year	$491,030,539	$226,360,598	$117,257,519

(b) Reconciliation of Accumulated Depreciation

     The following table reconciles the real estate investments for the three years ended December 31, 2004:

	2004	2003	2002
Balance at beginning of year	$18,025,921	$12,621,926	$6,089,191
Acquisitions	1,769,325	3,985,850	4,262,603
Capital expenditures	7,303,330	2,261,131	2,331,465
Dispositions	(4,599)	(842,986)	(61,333)

Balance at end of year	$27,093,977	$18,025,921	$12,621,926

Exhibit Index

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.

10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.

10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.

10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.

10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, is acquirer, dated July 18, 2003.

10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.

10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.24(2)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.25(3)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.

10.26(1)	2003 Equity Compensation Plan.

Exhibit	Description of Document
10.27(1)	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment limited Partnership as the Buyer, dated as of September 10, 2003.

10.28(1)	Contract of Sale between Elman Alexandria Associates, LP, as Seller, and First Potomac Realty Trust, as Buyer, dated as of September 19, 2003.

10.29	Agreement of Purchase and Sale for 4612 Navistar Drive and 400 East Gude Drive and 7300,7301 and 7362 Calhoun Place, Rockville, MD by and between Navistar Management, LLC, T. Richard Butera, RIP Investments, LP, BP Gude Management, LLC, the Butera, LLLP, and RIP Investments, LP, as Sellers, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of October 22, 2004.

10.30	Agreement of Purchase and Sale for Enterprise Center, by and between Enterprise Dulles, LLC, as Seller, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of January 27, 2005.

10.31(4)	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank.

10.32(5)	First Amendment to Revolving Credit Agreement.

10.33(6)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank National Association, as Managing Administrative Agent, and Wells Fargo Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (independent registered public accounting firm).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

(1) Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(3) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(4) Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5) Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.