Form 10-K/A
period 2004-12-31
FIRST POTOMAC REALTY TRUST
filed 2005-03-24
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

FIRST POTOMAC REALTY TRUST
FORM 10-K

INDEX

Explanatory Note: The following sets forth our Annual Report on Form 10–K in its entirety including an amendment to Item 9A and other minor changes to our original Annual Report on Form 10–K filed on March 15, 2005.

Item 9A was amended to add the following sentences at the end of the first paragraph, after the numbered paragraphs:

“The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.”

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

ITEM 2: PROPERTIES

     As of December 31, 2004 the Company owned the following 39 properties totaling approximately 5.3 million square feet:

							Leased at
		No. of		Year of	Square	Annualized	December 31,
Property	Property Type	Bldgs.	Location	Acquisition	Footage	Rent	2004[1]	Primary Tenants
Plaza 500	Multi-tenant industrial	2	Alexandria, VA	1997	506,725	$4,962,581	96.1%	U.S. Government; Carolina Holdings
Van Buren Business Park	Flex	5	Herndon, VA	1997	108,990	1,345,369	73.0%	Fibertek
6600 Business Parkway	Single-tenant industrial	1	Elkridge, MD	1997	172,200	976,816	100.0%	REICO Distributors
13129 Airpark Road	Multi-tenant industrial	1	Culpeper, VA	1997	150,400	675,640	100.0%	Hoppmann, Smurfit-Stone Container
Tech Court	Flex	2	Chantilly, VA	1998	64,064	624,988	64.4%	Urban Engineering & Associates
Newington Business Park Center	Multi-tenant industrial	7	Lorton, VA	1999	254,084	2,312,719	94.5%	U.S. Government
Crossways Commerce Center I	Multi-tenant industrial	1	Chesapeake, VA	1999	348,615	1,862,479	100.0%	Anteon; Visteon
Crossways Commerce Center ll	Flex	2	Chesapeake, VA	1999	147,736	1,487,517	100.0%	First Data
Coast Guard Building	Flex	1	Chesapeake, VA	1999	61,992	916,730	100.0%	U.S. Government
Snowden Center	Flex	4	Columbia, MD	2002	140,438	1,867,461	91.2%	Paratek Microwave
Rumsey Center	Flex	4	Columbia, MD	2002	134,654	1,369,465	87.4%	AdvanceMed (CSC)
Greenbrier Technology Center II	Flex	1	Chesapeake, VA	2002	79,684	1,232,091	98.8%	AMSEC
Norfolk Business Center	Flex	1	Norfolk, VA	2002	90,682	795,037	97.6%	Dataline; Verizon
Virginia Center	Flex	1	Glen Allen, VA	2003	119,324	1,197,592	83.1%	Service Partners; GAC
Interstate Plaza	Single-tenant industrial	1	Alexandria, VA	2003	107,320	1,262,268	100.0%	U.S. Government
Alexandria Corporate Park	Multi-tenant industrial	1	Alexandria, VA	2003	278,130	4,427,774	87.9%	U.S. Government; CACI
Herndon Corporate Center	Flex	4	Herndon, VA	2004	127,353	2,569,473	97.7%	U.S. Government
Aquia Commerce Center I & II	Flex	2	Stafford, VA	2004	64,488	1,479,219	100.0%	U.S. Government
Deer Park	Flex	4	Randallstown, MD	2004	171,140	1,263,918	94.3%	Coastal Business Machines
Gateway Center	Flex	2	Gaithersburg, MD	2004	44,307	622,903	100.0%	Montgomery County Auto Parts
Gateway West	Flex	4	Westminster, MD	2004	110,147	863,804	75.2%	Carroll County Public Library
Girard Business Center	Flex	3	Gaithersburg, MD	2004	123,900	1,301,961	96.8%	Aspen Systems Corporation
Girard Place	Flex	4	Gaithersburg, MD	2004	175,190	1,330,461	94.9%	Spirent Communications
15 Worman’s Mill Court	Flex	1	Frederick, MD	2004	39,966	354,384	92.6%	SAIC
20270 Goldenrod Lane	Flex	1	Germantown, MD	2004	24,468	368,746	100.0%	Microlog Corporation
6900 English Muffin Way	Multi-tenant industrial	1	Frederick, MD	2004	165,690	1,074,703	100.0%	BP Solarex; Capricorn Pharma
4451 Georgia Pacific Boulevard	Multi-tenant industrial	1	Frederick, MD	2004	169,750	1,106,058	100.0%	Iron Mountain Information Management
7561 Lindbergh Drive	Single-tenant industrial	1	Gaithersburg, MD	2004	36,000	291,686	100.0%	JK Moving and Storage
Patrick Center	Office	1	Frederick, MD	2004	66,706	1,241,828	95.5%	Miles & Stockbridge; Merrill Lynch
West Park	Office	1	Frederick, MD	2004	28,950	438,231	89.3%	U.S. Government; Batelle Memorial Institute
Woodlands Business Center	Office	1	Largo, MD	2004	37,940	569,202	79.7%	SFA; Comcast Cable
Old Courthouse Square	Retail	1	Martinsburg, WV	2004	201,350	1,146,874	94.8%	U.S. Government; Food Lion
Airpark Place	Flex	3	Gaithersburg, MD	2004	82,200	906,588	89.7%	Dexall Biomedical Labs
15395 John Marshall Highway	Single-tenant industrial	1	Haymarket, VA	2004	123,777	1,113,993	100.0%	Engineering Solutions & Products
Norfolk Commerce Park II	Flex	1	Norfolk, VA	2004	127,625	1,198,437	93.7%	Verizon Virginia; Trader Publishing
Crossways II	Flex	1	Chesapeake, VA	2004	85,004	873,140	100.0%	Wachovia Bank, N.A.
Windsor at Battlefield	Flex	2	Manassas, VA	2004	154,226	955,693	58.6%	CRI/AHC; SAIC
Campus at Metro Park North	Flex	4	Rockville, MD	2004	190,238	4,006,600	100.0%	RICCSO; Montgomery County Government
4612 Navistar Drive	Single-tenant industrial	1	Frederick, MD	2004	215,085	1,746,112	100.0%	Crisplant

TOTAL		80			5,330,538	$54,140,541	93.8%

[1]	Leased percentage includes four leases totaling 17,184 square feet executed as of December 31, 2004 that commence in the first quarter of 2005.

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

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

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

Exhibits

     The following is a list of the exhibits included in this report:

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.

10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.

10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.

10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.

10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.

Exhibit	Description of Document
10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.

10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.24(2)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.25(3)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.

10.26(1)	2003 Equity Compensation Plan.

10.27(1)	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment Limited Partnership as the Buyer, dated as of September 10, 2003.

10.28(1)	Contract of Sale between Elman Alexandria Associates, LP, as Seller, and First Potomac Realty Trust, as Buyer, dated as of September 19, 2003.

10.29*	Agreement of Purchase and Sale for 4612 Navistar Drive, Frederick, MD, and 400 East Gude Drive and 7300, 7301 and 7362 Calhoun Place, Rockville, MD, between Navistar Management, LLC, T. Richard Butera, RIP Investments, LP, BP Gude Management, LLC, the Butera LLLP, and RIP Investments, LP, as Sellers, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of October 22, 2004.

10.30*	Agreement of Purchase and Sale for Enterprise Center, between Enterprise Dulles, LLC, as Seller, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of January 27, 2005.

10.31(4)	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank.

10.32(5)	First Amendment to Revolving Credit Agreement.

10.33(6)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank National Association, as Managing Administrative Agent, and Wells Fargo Bank.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

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

(3) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(4) Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5) Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

*  previously filed

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 24, 2005.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli

Douglas J. Donatelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2005.

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

     The following summarizes the activity in the Equity Compensation Plan for the period from October 28, 2003 (date of adoption of plan) through December 31, 2004:

	2004		2003
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	505,000	$15.00	—	$—
Options granted	70,000	19.01	505,000	15.00

Options outstanding, end of year	575,000	15.49	505,000	15.00
Options exercisable, end of year	126,250	15.00	—	—

Weighted average fair value of options granted during the year (calculated as of the grant date):	$1.67		$1.62

     The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$15.00	505,000	8.8	$15.00	126,250	$15.00
18.70–19.78	70,000	9.6	19.01	—	—

	575,000			126,250

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

The tax basis of the assets above is $514,311,398 at December 31, 2004.

(a) Reconciliation of Real Estate

     The following table reconciles the real estate investments for the three years ended December 31, 2004:

	2004	2003	2002
Balance at beginning of year	$226,360,598	$117,257,519	$71,854,726
Acquisitions	268,286,974	108,802,817	44,928,133
Capital expenditures	2,604,659	1,239,348	729,817
Dispositions	(6,221,692)	(939,086)	(255,157)

Balance at end of year	$491,030,539	$226,360,598	$117,257,519

(b) Reconciliation of Accumulated Depreciation

     The following table reconciles the real estate investments for the three years ended December 31, 2004:

	2004	2003	2002
Balance at beginning of year	$18,025,921	$12,621,926	$6,089,191
Acquisitions	1,769,325	3,985,850	4,262,603
Capital expenditures	7,303,330	2,261,131	2,331,465
Dispositions	(4,599)	(842,986)	(61,333)

Balance at end of year	$27,093,977	$18,025,921	$12,621,926

Exhibit Index

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.

10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.

10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.

10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.

10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, is acquirer, dated July 18, 2003.

10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.

10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.24(2)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.25(3)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.

10.26(1)	2003 Equity Compensation Plan.

Exhibit	Description of Document
10.27(1)	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment limited Partnership as the Buyer, dated as of September 10, 2003.

10.28(1)	Contract of Sale between Elman Alexandria Associates, LP, as Seller, and First Potomac Realty Trust, as Buyer, dated as of September 19, 2003.

10.29*	Agreement of Purchase and Sale for 4612 Navistar Drive and 400 East Gude Drive and 7300,7301 and 7362 Calhoun Place, Rockville, MD by and between Navistar Management, LLC, T. Richard Butera, RIP Investments, LP, BP Gude Management, LLC, the Butera, LLLP, and RIP Investments, LP, as Sellers, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of October 22, 2004.

10.30*	Agreement of Purchase and Sale for Enterprise Center, by and between Enterprise Dulles, LLC, as Seller, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of January 27, 2005.

10.31(4)	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank.

10.32(5)	First Amendment to Revolving Credit Agreement.

10.33(6)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank National Association, as Managing Administrative Agent, and Wells Fargo Bank.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

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

*  previously filed