Form 10-Q
period 2005-03-31
FIRST POTOMAC REALTY TRUST
filed 2005-05-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☐

As of May 6, 2005, there were 16,454,417 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

INDEX

Page
Part I: Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets as of March 31, 2005 (unaudited) and December 31, 2004	3
Condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2005 and 2004	4
Condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2005 and 2004	5
Notes to condensed consolidated financial statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosure about Market Risk	21
Item 4. Controls and Procedures	21

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K	22
Signatures

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets

	March 31, 2005
	(Unaudited)	December 31, 2004
Assets:
Rental property, net	$471,962,227	$463,936,562
Intangible assets, net	25,375,923	26,008,351
Cash and cash equivalents	2,224,974	2,532,269
Escrows and reserves	7,994,682	6,301,465
Accounts and other receivables, net of allowance for doubtful accounts of $231,127 and $147,649, respectively	2,970,387	2,767,879
Accrued straight-line rents, net of allowance for doubtful accounts of $36,607 and $18,209 respectively	2,634,159	2,309,576
Deferred costs, net	4,143,435	4,196,229
Prepaid expenses and other assets	3,371,080	2,023,823

Total assets	$520,676,867	$510,076,154

Liabilities:
Mortgage loans	$257,902,423	$259,039,281
Accounts payable and accrued expenses	3,225,058	4,058,025
Accrued interest	1,185,822	799,974
Rents received in advance	1,901,573	1,744,022
Tenant security deposits	3,007,611	2,804,287
Credit facility	10,000,000	39,679,912
Deferred market rent, net	5,165,447	5,266,728

Total liabilities	282,387,934	313,392,229

Minority interests	18,681,196	18,991,052

Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 16,266,671 and 14,154,000 shares and outstanding, respectively	16,267	14,154
Additional paid-in capital	254,350,937	209,268,156
Deficit	(34,759,467)	(31,589,437)

Total shareholders’ equity	219,607,737	177,692,873

Total liabilities and shareholders’ equity	$520,676,867	$510,076,154

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Rental	$14,136,651	$6,526,445
Tenant reimbursements and other	2,291,587	987,014

Total revenue	16,428,238	7,513,459

Operating expenses:
Property operating	3,006,886	1,443,641
Real estate taxes and insurance	1,395,404	673,038
General and administrative	1,870,738	823,188
Depreciation and amortization	5,076,695	2,540,122

Total operating expenses	11,349,723	5,479,989

Operating income	5,078,515	2,033,470

Other expenses (income):
Interest expense	4,515,394	2,067,606
Interest and other income	(14,538)	(35,062)
Loss from early retirement of debt	—	212,250

Total other expenses	4,500,856	2,244,794

Income (loss) from continuing operations before minority interests and discontinued operations	577,659	(211,324)
Minority interests	(51,354)	29,451

Income (loss) from continuing operations	526,305	(181,873)

Income from discontinued operations	—	11,267

Net income (loss)	$526,305	$(170,606)

Weighted average common shares outstanding – basic	14,238,112	8,634,000
Weighted average common shares outstanding – diluted	14,412,019	8,634,000
Income (loss) from continuing operations and income (loss) per share – basic and diluted	$0.04	$(0.02)

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities
Net income (loss)	$526,305	$(170,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	—	64,789
Minority interests	—	1,822
Depreciation and amortization	5,285,971	2,721,541
Bad debt expense	129,417	171,367
Stock based compensation	81,950	—
Amortization of deferred market rent	(265,019)	(3,225)
Minority interests	51,354	(29,451)
Loss from early retirement of debt	—	212,250
Changes in assets and liabilities:
Escrows and reserves	(1,693,217)	854,330
Accounts and other receivables	(313,526)	(277,687)
Accrued straight-line rents	(342,982)	(72,432)
Prepaid expenses and other assets	384,327	(1,912,392)
Tenant security deposits	203,324	47,012
Accounts payable and accrued expenses	(809,619)	(207,282)
Accrued interest	385,848	280,212
Rent received in advance	157,551	239,822
Deferred costs	(224,050)	(150,632)

Total adjustments	3,031,329	1,940,044

Net cash provided by operating activities	3,557,634	1,769,438

Cash flows from investing activities
Purchase deposit on future acquisitions	(1,750,000)	—
Additions to rental property	(476,925)	(838,324)
Acquisition of rental property and associated intangible assets	(11,743,285)	—

Net cash used in investing activities	(13,970,210)	(838,324)

Cash flows from financing activities
Financing costs	—	(189,661)
Repayments of debt	(45,816,770)	(7,297,109)
Dividends to shareholders	(3,696,335)	(863,400)
Distributions to minority interests	(361,210)	(139,552)
Proceeds from debt	15,000,000	—
Proceeds from issuance of shares, net	44,979,596	—

Net cash provided by (used in) financing activities	10,105,281	(8,489,722)

Net decrease in cash and cash equivalents	(307,295)	(7,558,608)

Cash and cash equivalents at beginning of period	2,532,269	16,307,508

Cash and cash equivalents at end of period	$2,224,974	$8,748,900

See accompanying notes to condensed and consolidated financial statements.

FIRST POTOMAC REALTY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Description of Business

     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. As of March 31, 2005, the Company owned a 40-property portfolio consisting of 84-buildings totaling approximately 5.4 million square feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). At March 31, 2005, the Company was the sole general partner of and owned a 92% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties who have contributed properties and other assets to the Company and are presented as minority interests for accounting purposes.

(b) Principles of Consolidation

     The unaudited condensed consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the property owning subsidiaries of the Operating Partnership and FPM Management LLC. All intercompany balances and transactions have been eliminated in consolidation.

     We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 and as amended from time to time in other filings with the Securities and Exchange Commission.

     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2005 and the results of our operations and cash flows for the quarters ended March 31, 2005 and 2004. Interim results are not necessarily indicative of full year performance due in part to the impact of mid-year acquisitions.

(c) Revenue Recognition

     The Company generates substantially all of its revenue from leases on its properties. The Company recognizes rental revenue on a straight-line basis over the life of the respective leases in accordance with SFAS No. 13, “Accounting for Leases.” Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if accrued straight-line rents are ultimately collectible. The uncollectible portion of accrued straight-line rents is charged to rental revenues in the period in which the determination is made.

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

     Deferred market rent liability consists of the effect of leases with below market rents. Above market rents are included in intangible assets. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases.

     In conjunction with the Company’s initial public offering in October 2003 and related formation transactions, First Potomac Management, Inc. contributed all of the Company’s capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141, ‘‘Business Combinations.” Goodwill is assessed for impairment at the end of our fiscal year and in interim periods if certain events, such as the loss of key personnel, occur indicating the carrying value is impaired. The Company will recognize an impairment loss when the discounted expected future cash flows associated with management contracts is less than the carrying cost of the goodwill in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangibles.” No events occurred during the three months ended March 31, 2005 to cause us to test for impairment. The accumulated amortization of intangible assets was $7,214,904 and $5,585,556 at March 31, 2005 and December 31, 2004, respectively.

(e) Income Taxes

     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and any nondeductible excise tax. The Company has two taxable REIT subsidiaries (“TRS”) which have generated taxable income during 2005; however, the Company has determined any tax expense resulting from TRS activity would be inconsequential and, accordingly, no provision has been disclosed for state or federal income taxes in the accompanying condensed consolidated financial statements for 2005.

(f) Minority Interests

     Minority interests relate to the interests in the Operating Partnership not owned by the Company. The Company owned 86% of the outstanding Operating Partnership units at March 31, 2004. Subsequent to the completion of issuances of common shares in June 2004 and March 2005, the Company owned 92% of the units outstanding in the Operating Partnership on March 31, 2005. The remaining interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption, at the Company’s option, for common shares of the Company or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. There were no redemptions of units during the three months ended March 31, 2005.

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

     The following table sets forth the computation of the Company’s basic and diluted earnings per share from continuing operations and income available to common shareholders:

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator for basic and diluted per share calculations:
Income (loss) from continuing operations	$526,305	$(181,873)
Income from discontinued operations	—	11,267

Net income (loss)	$526,305	$(170,606)

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic:	14,238,112	8,634,000
Effect of dilutive shares:
Employee stock option awards	173,907	—

Denominator for diluted per share amounts	14,412,019	8,634,000

Income from continuing operations and net income (loss) per share, basic and diluted	$0.04	$(0.02)

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

     On January 3, 2005, the Company granted 60,171 restricted common shares to executive officers. These grants vest upon achieving certain financial performance measures over the term of the award. The Company recognized $81,950 of stock- based compensation expense during the quarter ended March 31, 2005.

     Under SFAS No. 123, compensation expense of $140,574 and $44,024 would have been recorded during the three months ended March 31, 2005 and 2004, respectively for the Equity Compensation Plan based upon the fair value of the option awards.

     Pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss), as reported	$526,305	$(170,606)
Add: total stock-based compensation included in reported net income (loss)	81,950	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(140,574)	(44,024)

Pro forma net income (loss)	$467,681	$(214,630)

Net income (loss) per share, as reported – basic and diluted	$0.04	$(0.02)
Pro forma net income (loss) per share – basic and diluted	$0.03	$(0.02)

(i) Derivatives

     The Company has interest rate cap agreements with a notional amount of $25.5 million providing that the maximum rate payable, or cap, attributable to the LIBOR portion of the interest rate on its floating rate mortgages, exclusive of the spread is 5% through November and December 2005. The Company’s cap agreements have not been designated as cash flow hedges. These agreements have been recorded at their fair value as a component of prepaid and other assets.

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

(k) Application of New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. During the first quarter of 2005, the effective date of the provisions of FAS 123R were changed to periods beginning after December 15, 2005. The Company will adopt this standard in 2006 and expects this new standard may have a material effect on its consolidated financial position and results of operations. The Company will value all options using the Black-Scholes option-pricing model.

(l) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Rental Property

     Rental property represents 40 rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	March 31, 2005	December 31, 2004
Land	$111,754,330	$109,757,972
Buildings and improvements	369,505,696	361,025,011
Tenant improvements	11,260,355	10,542,159
Furniture, fixtures and equipment	9,738,938	9,705,397

	502,259,319	491,030,539
Less: accumulated depreciation	(30,297,092)	(27,093,977)

	$471,962,227	$463,936,562

     On March 18, 2005, the Company acquired Reston Business Campus, a four-building, 83,000-square-foot flex property in Reston, Virginia, for $11.7 million. The property was 92% leased to six tenants. The acquisition was funded with borrowings under the Company’s credit facility.

     The aggregate purchase cost of Reston Business Campus was allocated as follows:

Land	$1,996,358
Acquired tenant improvements	383,612
Building and improvements	8,371,884
In-place leases intangible	1,006,761
Above and below market leases, net	(15,330)

Total	$11,743,285

Pro Forma Financial Information

     The pro forma financial information set forth below presents results as if all of the Company’s 2005 and 2004 acquisitions through March 31, 2005 and dispositions had occurred on January 1, 2004.

     The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months Ended
	March 31, 2005	March 31, 2004
Pro forma total revenues	$16,793,732	$16,103,222
Pro forma net income (loss)	637,140	(129,527)
Pro forma diluted income (loss) per share	$0.04	$(0.01)

(3) Discontinued Operations

     Income from discontinued operations includes revenues and expenses associated with 6251 Ammendale Road. The Company classified this property as held for sale during 2004 and subsequently sold the property in November 2004. The Company has no continuing involvement with the property subsequent to its disposal.

     The following table summarizes the components of income from discontinued operations for the three months ended March 31, 2004:

Revenue	$199,041
Property expenses	121,161
Depreciation and amortization	64,789

Income from operations	13,091
Minority interests in discontinued operations	1,824

Income from discontinued operations	$11,267

(4) Mortgage Loans

     The Company’s borrowings consist of the following:

	March 31,	December 31,
	2005	2004
Mortgage debt with interest rates ranging from 4.9% to 8.5% maturing at various dates through February 2013.	$257,902,423	$259,039,281

Credit facility with a variable rate of LIBOR +1.70%	10,000,000	39,679,912

	$267,902,423	$298,719,193

(a) Credit Facility

     On November 30, 2004, the Company entered into a $75 million unsecured credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent. The credit facility matures on December 31, 2006; however, the credit facility can be extended for a period of one year. The Company has the option to increase the facility up to an additional $75 million prior to December 31, 2006. Availability under the facility is based upon the value of the Company’s unencumbered assets. Borrowings under the facility bear interest at LIBOR plus 170 to 250 basis points. At March 31, 2005, the borrowing under the credit facility was LIBOR (3.12% at March 31, 2005) plus 170 basis points. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. The Company is required to pay commitment fees that will vary based on the amount of unused capacity under the credit facility which varies from 0.15% to 0.25%. The unsecured facility contains financial and other covenants with which the Company must comply, all of which the Company met as of March 31, 2005. Failure to comply with any of the covenants under our unsecured debt facility could result in default.

     The Company repaid $44.7 million of borrowings and accrued interest outstanding on the credit facility on March 31, 2005 using proceeds from the issuance of common shares that closed on the same date.

(b) Mortgage Debt

     The Company’s mortgage debt is recourse solely to specific assets. The Company had 32 properties that secured mortgage debt at March 31, 2005.

     Future minimum principal payments on the Company’s mortgage loans as of March 31, 2005, including amortization of the fair value impact on principal balances, are as follows:

2005	$14,284,019
2006	20,164,971
2007	50,231,457
2008	91,255,132
2009	3,745,992
Thereafter	78,220,852

$257,902,423

     At March 31, 2005 and December 31, 2004, the Company’s mortgage debt was as follows. Effective rates apply to mortgages assumed by the Company in conjunction with the acquisitions of the related property only.

	March 31,	December 31,
	2005	2004
Van Buren Business Park, 6600 Business Parkway, 13129 Airpark Road and Plaza 500, 7.26%, matures December 2007.	$38,564,452	$38,719,587
4200 Tech Court, 8.07%, matures October 2009.	1,812,730	1,818,178
4212 Tech Court, 8.53% matures June 2010.	1,760,750	1,765,342
Crossways Commerce Center, 6.70%, matures October 2012.	26,279,490	26,338,201
Newington Business Park Center, 6.70%, matures October 2012.	16,577,044	16,614,078
Interstate Plaza, 7.45%, effective interest rate of 5.30%, matures January 2007.	8,730,089	8,795,754
Herndon Corporate Center, 5.11%, effective interest rate of 5.66%, matures April 2008.	8,848,363	8,877,703
Aquia Commerce Center, 6.5%, effective interest rate of 6.5%, matures February 2013.	1,000,143	1,022,811
Suburban Maryland Portfolio, 6.71%, effective interest rate of 5.54%, matures September 2008.	79,635,561	80,129,447
Norfolk Commerce Park II, 6.90%, effective interest rate of 5.28%, matures August 2008.	7,755,218	7,804,634
4612 Navistar Drive, 7.48%, effective interest rate of 5.20%, matures July 2011.	14,672,294	14,753,542
Campus at Metro Park North, 7.11%, effective interest rate of 5.25%, matures February 2012.	26,766,289	26,900,004
Greenbrier Technology Center II and Norfolk Business Center, floating rate mortgage of LIBOR + 2.45%, matures November 2005.	10,500,000	10,500,000
Rumsey Center and Snowden Center, floating rate mortgage of LIBOR + 2.35%, matures December 2006.	15,000,000	15,000,000

	$257,902,423	$259,039,281

(5) Segment Information

     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America.

(6) Shareholders’ Equity

     On March 31, 2005, the Company sold 2,050,000 common shares to an investor at $21.95 per share. The transaction generated net proceeds of approximately $44.9 million of which $44.7 million was used to repay borrowings and accrued interest outstanding on the Company’s credit facility.

(7) Supplemental Disclosure of Cash Flow Information

     Supplemental disclosures of cash flow information for the three months ended March 31 are as follows:

	2005	2004
Cash paid for interest on indebtedness	$4,221,481	$1,666,948
Non-cash financing activity
Issuance of common share to trustees	$56,348	$—

(8) Subsequent Events

     On April 8, 2005, the Company acquired 1400 Cavalier Boulevard, a 300,000-square-foot industrial property in Chesapeake, Virginia, for $13.2 million. The property was 94% leased to eight tenants. The acquisition was financed with borrowings under the Company’s credit facility.

     On April 14, 2005, the Company acquired Enterprise Center, a four-building, 189,116-square-foot flex property in Chantilly, Virginia for $29.5 million. The property was 90% leased to ten tenants. The acquisition was financed, in part, by the assumption of $17.9 million of existing mortgage debt maturing in 2010 at an interest rate of 8.0%. The balance of the acquisition cost was funded with borrowings under the Company’s credit facility.

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

     The Company is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of March 31, 2005, the Company owned 40 properties which were approximately 94% leased to a total of 391 tenants in 478 leases. The Company’s largest tenant is the U.S. Government, representing 17% of the Company’s annualized base rental revenue as of March 31, 2005. The Company derives substantially all of its revenue from leases on its properties.

     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). At March 31, 2005, the Company was the sole general partner of and owned a 92% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by contributors of properties and other assets to our Operating Partnership and are presented as minority interests for accounting purposes.

Executive Summary

     Net income for the Company for the first quarter of 2005 was $0.5 million, or $0.04 per share, compared with a net loss of $0.2 million for the first quarter of 2004. For the three months ended March 31, 2005, the Company’s funds from operations were $5.7 million, or $0.36 per diluted share compared with funds from operations of $2.4 million, or $0.24 per diluted share for the first quarter of 2004. See “Funds from Operations.” In addition, per share amounts reflect a higher weighted average share count resulting from the June 2004 and March 2005 issuances of common shares.

Significant First Quarter Developments

•	Raised approximately $44.9 million through the sale of 2,050,000 common shares at $21.95 per share to an investor in a transaction that closed on March 31, 2005;

•	Acquired Reston Business Campus, a four-building, 83,000-square-foot flex property in Reston, Virginia, for $11.7 million. The acquisition was funded with borrowings under the Company’s credit facility;

•	Posted $1.8 million in earnest money deposits for the acquisitions of Enterprise Center and 1400 Cavalier Boulevard that closed subsequent to March 31, 2005; and

•	Entered into a sublease related to the relocation of the Company’s corporate headquarters to 7600 Wisconsin Avenue in Bethesda, Maryland. Commencing July 1, 2005, the Company will lease 18,095 square feet over an 88 month term with a total rent obligation of $4,037,718.

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

     During the fourth quarter of 2004, the Company sold its property located at 6251 Ammendale Road located in Beltsville, Maryland. As a result, operating results for that asset are reflected as discontinued operations in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2004.

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

Results of Operations

     Comparison of the Three months Ended March 31, 2005 to the Three months Ended March 31, 2004

     The results of operations for the three months ended March 31, 2005 and 2004 are presented below.

     2004 Acquisitions

     The Company acquired the following 23 properties during 2004: Herndon Corporate Center, Aquia Commerce Center I & II, Deer Park, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific Boulevard, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park, Woodlands Business Center, Airpark Place Business Center, 15395 John Marshall Highway, Norfolk Commerce Park II, Crossways II, Windsor at Battlefield, 4612 Navistar Drive and Campus at Metro Park North. Collectively, the properties are referred to as the “2004 acquisitions.” The balance of the portfolio is referred to as the remaining portfolio.

Total Revenues

     Rental revenue is summarized as follows:

	Three Months Ended March 31,			Percent
	2005	2004	Increase	Change
Rental revenue	$14,136,651	$6,526,445	$7,610,206	117%
Tenant reimbursements & other	2,291,587	987,014	1,304,573	132%

     Rental Revenues

     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and deferred market rental revenue. Rental revenue increased $7,610,206 for the three months ended March 31, 2005, compared to the same period in 2004 primarily as a result of the 2004 acquisitions, which, in the aggregate, contributed $7,158,764 in rental revenue. The additional increase can be attributed to the remaining portfolio as a result of increased rental rates and higher occupancy. Average rental rates on new and renewal leases increased 8.2% and 9.9%, respectively.

     The Company’s overall portfolio was 94.2% leased at March 31, 2005 compared to 89.7% leased at March 31, 2004. The 2004 acquisitions and remaining portfolio were 93.4% and 95% leased at March 31, 2005, respectively. The improvement in occupancy in 2005 was due primarily to the 2004 acquisitions and occupancy increases at our Culpeper, Virginia Center and Van Buren properties.

     Tenant Reimbursement and Other Revenues

     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees. Tenant reimbursements and other revenues increased $1,304,573 during the three months ended March 31, 2005, compared with the same period in 2004 due primarily to the impact from the 2004 acquisitions. These acquisitions collectively resulted in $1,185,429 of additional tenant reimbursement revenue during the three months ended March 31, 2005. The remaining portfolio contributed the balance of the increase due to increased occupancy and an increase in triple-net leases that, in turn, result in more recovery of operating expenses. The Company typically converts full-service or industrial gross leases to triple-net leases when renewing tenants, as well as negotiating triple-net recoveries on new leases, providing for higher reimbursement of operating expenses such as insurance, taxes and common area maintenance.

Total Expenses

     Property Operating Expenses

     Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
	2005	2004	Increase	Change
Property operating expenses	$3,006,886	$1,443,641	$1,563,245	108%
Real estate taxes & insurance	1,395,404	673,038	$722,366	107%

     Property Operating Expenses. Property operating expenses increased $1,563,245 for the three months ended March 31, 2005 compared to 2004 substantially as a result of the $1,513,730 of property operating expenses associated with the 2004 acquisitions. The original portfolio contributed the remaining increase during the three months ended March 31, 2005.

     Real Estate Taxes and Insurance. Real estate taxes and insurance increased $722,366 for the three months ended March 31, 2005 compared to 2004 due primarily to $702,494 in real estate taxes and insurance costs related to the 2004 acquisitions during the respective periods. The remaining increase can be attributed to higher real estate taxes on the remaining portfolio as a result of higher actual and anticipated increases in real estate assessments in 2005. This increase was partially offset by lower insurance costs on the remaining portfolio which decreased due to a reduction in insurance premiums.

     Other Operating Expenses

     General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
	2005	2004	Increase	Change
General & administrative	$1,870,738	$823,188	$1,047,550	127%

     General and administrative expenses increased in 2005 from 2004 primarily due to increased personnel resulting in higher compensation expense. The number of employees of the Company increased to 61 as of March 31, 2005 compared to 24 as of March 31, 2004. The Company also incurred higher shareholder related costs and professional fees as a result of the significant growth throughout 2004, including increased accounting fees due in part to costs incurred as a result of compliance with PCAOB Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.

     Real estate depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31,			Percent
	2005	2004	Increase	Change
Depreciation & amortization	$5,076,695	$2,540,122	$2,536,573	100%

     Depreciation and amortization expense increased $2,536,573 for the three months ended March 31, 2005, compared to 2004 primarily due to depreciation and amortization associated with the 2004 acquisitions, which generated $3,035,442 in depreciation and amortization expense. This was offset by lower depreciation and amortization expense on the remaining portfolio primarily as a result of certain five-year personal property associated with the Company’s 1998 and 1999 acquisitions fully depreciating during 2004.

     Interest Expense

     Interest expense on indebtedness is summarized as follows:

	Three Months Ended March 31,			Percent
	2005	2004	Increase	Change
Interest expense	$4,515,394	$2,067,606	$2,447,788	118%

     Interest expense increased $2,447,788 for the three months ended March 31, 2005 compared to the same period in 2004. The increase in interest expense for the three months ended March 31, 2005, is primarily due to $1,959,990 of interest expense associated with mortgage loans assumed with the 2004 acquisitions. Interest expense associated with variable rate borrowings on our credit facility increased $497,198 in 2005 as a result of a substantially higher average balance outstanding during first-quarter 2005. The Company repaid approximately $44.7 million of our credit facility borrowings and accrued interest on March 31, 2005 using proceeds from the issuance of 2,050,000 common shares on that date.

     Loss from Early Retirement of Debt

     Loss from early retirement of debt is summarized as follows:

	Three Months Ended March 31,			Percent
	2005	2004	Change	Change
Loss from early retirement of debt	$—	$212,250	$(212,250)	100%

     The 2004 loss from early retirement of debt was attributed to the write-off of unamortized debt costs associated with the January 2004 repayment of $7 million of the $22 million first mortgage loan encumbering the Rumsey and Snowden properties. This transaction resulted in extending the loan’s maturity date one year and reducing the effective interest rate on the loan. The Company incurred no prepayment penalties on this transaction.

     Minority Interests

     Minority interests are summarized as follows:

	Three Months Ended March 31,			Percent
	2005	2004	Change	Change
Minority interests	$51,354	$(29,451)	$80,805	274%

     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. At March 31, 2005, 7.9% of the interests were owned by limited partners compared to 13.9% at March 31, 2004. The reduction in minority interests is attributable to the Company’s offerings of 5,520,000 and 2,050,000 common shares in June 2004 and March 2005, respectively, which increases the Company’s percentage ownership of the Operating Partnership. The minority interests’ share of earnings from continuing operations was $51,354 for the three months ended March 31, 2005. Minority interests for the three months ended March 31, 2004, represented the allocation of net loss to the minority owners.

     Income from Discontinued Operations

	Three Months Ended March 31,			Percent
	2005	2004	Change	Change
Income from discontinued operations	$—	$11,267	$(11,267)	100%

     The Company sold its property located at 6251 Ammendale Road during the fourth quarter of 2004; therefore, the results of operations for this property for the three months ended March 31, 2004 are presented as income from discontinued operations. During the first quarter of 2004, the Company recognized income from discontinued operations of $11,267, net of minority interest of $1,822.

Liquidity and Capital Resources

     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its credit facility. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of operating assets for capital projects. These capital projects include routine capital improvements and maintenance and leasing-related costs, including tenant improvements and leasing commissions. In addition, the Company has $10.5 million in mortgage debt maturing in November 2005 and anticipates refinancing this debt or repaying it by borrowing on the credit facility.

     On November 30, 2004, the Company entered into a $75 million unsecured credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent, to replace the Company’s secured credit facility with Fleet National Bank. Upon entering into this new facility, the Company terminated its secured credit facility with Fleet National Bank. The new credit facility matures on December 31, 2006; however, the Company can extend the line for a period of one year. The Company also has the option to increase the facility by up to an additional $75 million prior to December 31, 2006. Availability under the facility is based upon the value of the Company’s unencumbered assets. Borrowings under the facility bear interest at LIBOR (3.12% at March 31, 2005) plus 170 to 250 basis points. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. At March 31, 2005, borrowings under the credit facility bore interest at LIBOR plus 170 basis points. The Company is required to pay commitment fees that vary from 0.15% to 0.25% based on the amount of unused capacity under the credit facility. The unsecured facility contains financial and other covenants with which the Company must comply, all of which the Company met as of March 31, 2005. Failure to comply with any of the covenants under our unsecured debt facility could result in default.

     The Company drew on the credit facility to finance the acquisitions of 15395 John Marshall Highway, Windsor at Battlefield, 4612 Navistar Drive, Campus at Metro Park in 2004, and Reston Business Campus in 2005. Approximately $44.7 million of borrowings and accrued interest was repaid on March 31, 2005 using proceeds from the issuance of 2,050,000 common shares at $21.95 per share on the same date. The April 2005 acquisitions of 1400 Cavalier Boulevard and Enterprise Center were financed with borrowings under the Company’s credit facility and the assumption of $17.9 million of existing mortgage debt.

     The Company intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive. The Company has an effective S-3 registration statement with the Securities and Exchange Commission to allow it to issue up to $300 million in debt and equity securities with approximately $250 million available for issuance at March 31, 2005.

     The Company could also fund property acquisitions and other non-recurring capital improvements by using borrowings, by refinancing properties in connection with their acquisition or through joint ventures. The Company could also issue units of limited partnership interest in the Operating Partnership to fund a portion of the purchase prices for some of its future property acquisitions.

     The Company is subject to cash management agreements with most of its lenders. These agreements generally require that income generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding capital improvements, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

Cash Flows

     Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
	2005	2004	Change
Cash and cash equivalents	$2,224,974	$8,748,900	$(6,523,926)
Cash provided by operating activities	3,557,634	1,769,438	1,788,196
Cash used in investing activities	(13,970,210)	(838,324)	(13,131,886)
Cash provided by (used in) financing activities	10,105,281	(8,489,722)	18,595,003

     Net cash provided by operating activities increased $1,788,196 in 2005. This increase was due largely to the increase in operating income provided by the 2004 acquisitions. The increase in escrows and reserves, accounts payable and accrued expenses associated with these acquisitions was substantially offset by additional cash provided by the operations of these properties and the overall portfolio.

     Cash used in investing activities increased $13,131,886 in 2005 due primarily to the acquisition of Reston Business Campus for $11,743,285 and the $1,750,000 in earnest money deposits included in prepaid expenses and other assets related to the subsequent acquisitions of 1400 Cavalier Boulevard ($500,000) and Enterprise Center ($750,000) that closed in April 2005 and a $500,000 earnest money deposit for a pending acquisition anticipated to close in the second quarter of 2005. The Company invested $476,925 in capital and tenant improvement costs during the three months ended March 31, 2005 as compared to $838,324 during the first quarter of 2004.

     Net cash provided by financing activities increased $18,595,003 in 2005 due primarily to the $44,979,596 of net proceeds from the sale of 2,050,000 common shares that closed on March 31, 2005. Borrowings of $15,000,000 under the Company’s credit facility were used to finance the Reston Business Campus acquisition and to partially finance the earnest money deposit for the 1400 Cavalier Boulevard and Enterprise Center acquisitions that closed in April 2005. The Company repaid debt including interest and principal amortization of $45,816,770, including a $44,679,912 partial paydown of the credit facility. The Company repaid debt of $7,297,109, including a $7,000,000 partial paydown of the $22,000,000 of mortgage debt that encumbered Rumsey Center and Snowden Center, during the first quarter of 2004. Additionally, the Company paid dividends to shareholders and distributions to minority interests of $4,057,545 in 2005 as compared to $1,002,952 during the first quarter of 2004.

Dividends and Distributions

     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of March 31, 2005, the Company is the sole general partner of and owns 92% of the Operating Partnership’s units. The remaining 8% of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.

     The Company’s current policy on dividends is generally to distribute 75% — 80% of its funds from operations as a dividend. See “Funds from Operations.”

     On April 19, 2005, the Company declared a dividend of $0.275 per common share for the quarter ended March 31, 2005. The dividend will be paid on May 10, 2005, to shareholders of record on April 30, 2005.

Funds From Operations

     Investors and analysts following the real estate industry utilize funds from operations (“FFO”) as a supplemental performance measure. The Company considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time. The Company uses FFO in preparing internal budgets, in assessing acquisitions and as a metric in determining executive compensation.

     As defined by the National Association of Real Estate Investment Trusts, or NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO, or similarly titled measures used by other companies, and this may not be comparable to those presentations. FFO should not be viewed as a substitute measure of the Company’s operating performance to net income since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.

     The following table presents a reconciliation of net income to FFO available to common share and unitholders for the three month periods ended March 31, 2005 and March 31, 2004.

	Funds From Operations
	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss)	$526,305	$(170,606)
Add: Real estate depreciation and amortization	5,076,695	2,540,122
Add: Discontinued operations depreciations and amortization	—	64,789
Add: Minority interests	51,354	(27,629)

FFO available to common share and unitholders	$5,654,354	$2,406,676

Forward Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional equity or debt securities; and other risks detailed in the Company’s Annual Report on Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangement as of March 31, 2005.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET RISK

     The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. The Company uses derivative financial instruments to seek to manage, or hedge, interest rate risks related to its borrowings. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.

     The Company had $35.5 million in variable rate debt, or 13%, of the total $267.9 million debt outstanding as of March 31, 2005.

     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at March 31, 2005 to be $237 million compared to the $232.4 million carrying value at that date.

     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements with a notional amount of $25.5 million as of March 31, 2005. Under the terms of these agreements, the Company made an initial premium payment to a counterparty in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels on $25.5 million of the Company’s outstanding variable rate debt during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty to the cap agreement. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The change in fair market value of these caps during the quarter ended March 31, 2005 was considered inconsequential.

ITEM 4: CONTROLS AND PROCEDURES

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

     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits

No.	Description
10.1	Employment Agreement, dated February 14, 2005 by and between Joel F. Bonder and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 17, 2005).

10.2	Enterprise Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A filed on March 18, 2005).

10.3	Consent to Sub-Sublease and Sub-Sublease (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 28, 2005).

99.1	Purchase Agreement dated March 25, 2005, by and between RREEF America, LLC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on March 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: May 9, 2005	/s/ Douglas J. Donatelli

Douglas J. Donatelli
President and Chief Executive Officer

Date: May 9, 2005	/s/ Barry H. Bass

Barry H. Bass
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

No.	Description
10.1	Employment Agreement, dated February 14, 2005 by and between Joel F. Bonder and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 17, 2005).

10.2	Enterprise Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A filed on March 18, 2005).

10.3	Consent to Sub-Sublease and Sub-Sublease (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 28, 2005).

99.1	Purchase Agreement dated March 25, 2005, by and between RREEF America, LLC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on March 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)