Form 10-Q
period 2005-06-30
FIRST POTOMAC REALTY TRUST
filed 2005-08-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.
Commission File Number 1-31824
FIRST POTOMAC REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814
(Address of principal executive offices) (Zip Code)
(301) 986-9200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
As of August 9, 2005, there were 16,540,584 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q
INDEX

		Page

Part I:	Financial Information

Item 1.	Financial Statements
	Condensed consolidated balance sheets as of June 30, 2005 (unaudited) and December 31, 2004	3
	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2005 and 2004	4
	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2005 and 2004	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	23
Item 4.	Controls and Procedures	23

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets

	June 30, 2005
	(Unaudited)	December 31, 2004
Assets:
Rental property, net	$531,145,135	$463,936,562
Intangible assets, net	26,325,464	26,008,351
Cash and cash equivalents	1,701,928	2,532,269
Escrows and reserves	10,381,862	6,301,465
Accounts and other receivables, net of allowance for doubtful accounts of $404,590 and $147,649, respectively	3,173,053	2,767,879
Accrued straight-line rents, net of allowance for doubtful accounts of $37,770 and $18,209 respectively	2,982,376	2,309,576
Deferred costs, net	4,542,695	4,196,229
Prepaid expenses and other assets	3,073,748	2,023,823

Total assets	$583,326,261	$510,076,154

Liabilities:
Mortgage loans	$286,311,059	$259,039,281
Credit facility	45,151,000	39,679,912
Accounts payable and accrued expenses	3,845,338	4,058,025
Accrued interest	1,661,335	799,974
Rents received in advance	2,760,903	1,744,022
Tenant security deposits	3,399,529	2,804,287
Deferred market rent, net	5,609,033	5,266,728

Total liabilities	348,738,197	313,392,229

Minority interests	14,744,805	18,991,052

Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 16,540,584 and 14,154,000 shares and outstanding, respectively	16,541	14,154
Additional paid-in capital	258,054,727	209,268,156
Deficit	(38,228,009)	(31,589,437)

Total shareholders’ equity	219,843,259	177,692,873

Total liabilities and shareholders’ equity	$583,326,261	$510,076,154

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental	$15,857,391	$7,157,385	$29,994,042	$13,683,830
Tenant reimbursements and other	2,174,533	1,052,407	4,466,120	2,039,421

Total revenue	18,031,924	8,209,792	34,460,162	15,723,251

Operating expenses:
Property operating	3,147,866	1,399,282	6,154,752	2,842,923
Real estate taxes and insurance	1,523,087	789,788	2,918,491	1,462,826
General and administrative	1,766,836	1,280,546	3,637,574	2,103,734
Depreciation and amortization	5,828,019	2,609,715	10,904,714	5,149,837

Total operating expenses	12,265,808	6,079,331	23,615,531	11,559,320

Operating income	5,766,116	2,130,461	10,844,631	4,163,931

Other expenses (income):
Interest expense	4,673,600	2,236,903	9,188,994	4,304,509
Interest and other income	(22,647)	(29,068)	(37,185)	(64,130)
Loss from early retirement of debt	—	—	—	212,250

Total other expenses	4,650,953	2,207,835	9,151,809	4,452,629

Income (loss) from continuing operations before minority interests and discontinued operations	1,115,163	(77,374)	1,692,822	(288,698)

Minority interests	(76,810)	6,832	(128,165)	36,283

Income (loss) from continuing operations	1,038,353	(70,542)	1,564,657	(252,415)

Income from discontinued operations	—	12,674	—	23,941

Net income (loss)	$1,038,353	$(57,868)	$1,564,657	$(228,474)

Weighted average common shares outstanding — basic	16,440,039	9,119,275	15,345,158	8,876,637
Weighted average common shares outstanding — diluted	16,634,743	9,119,275	15,529,363	8,876,637
Income (loss) per share from continuing operations and income (loss) per share — basic and diluted	$0.06	$(0.01)	$0.10	$(0.03)
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities
Net income (loss)	$1,564,657	$(228,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	—	129,582
Minority interests	—	3,851
Depreciation and amortization	11,342,119	5,485,680
Bad debt expense	309,743	213,281
Stock based compensation	172,256	55,002
Amortization of deferred market rent	(565,175)	135,093
Minority interests	128,165	36,285
Loss from early retirement of debt	—	212,250
Changes in assets and liabilities:
Escrows and reserves	(4,080,397)	417,970
Accounts and other receivables	(695,356)	(469,942)
Accrued straight-line rents	(692,361)	(167,478)
Prepaid expenses and other assets	440,547	(741,257)
Tenant security deposits	595,242	771,863
Accounts payable and accrued expenses	(222,339)	1,014,183
Accrued interest	861,361	238,235
Rent received in advance	1,016,881	200,564
Deferred costs	(570,143)	(189,779)

Total adjustments	8,040,543	7,272,815

Net cash provided by operating activities	9,605,200	7,044,341

Cash flows from investing activities
Purchase deposit on future acquisitions	(1,530,000)	(5,000,000)
Additions to rental property	(1,710,003)	(1,327,095)
Acquisition of rental property and associated intangible assets	(45,778,470)	(22,212,916)

Net cash used in investing activities	(49,018,473)	(28,540,011)

Cash flows from financing activities
Financing costs	(360,465)	(460,837)
Repayments of debt	(48,905,316)	(25,610,206)
Dividends to shareholders	(8,203,229)	(2,590,200)
Distributions to minority interests	(710,250)	(418,657)
Proceeds from debt	51,800,000	18,000,000
Proceeds from issuance of shares, net	44,962,192	91,817,843

Net cash provided by financing activities	38,582,932	80,737,943

Net (decrease) increase in cash and cash equivalents	(830,341)	59,242,273

Cash and cash equivalents at beginning of period	2,532,269	16,307,508

Cash and cash equivalents at end of period	$1,701,928	$75,549,781

See accompanying notes to condensed and consolidated financial statements.

FIRST POTOMAC REALTY TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
(a) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. As of June 30, 2005, the Company owned a 43-property portfolio consisting of 92-buildings totaling approximately 6.2 million square feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). At June 30, 2005, the Company was the sole general partner of and owned a 93.7% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties who have contributed properties and other assets to the Company and are presented as minority interests for accounting purposes.
(b) Principles of Consolidation
     The unaudited condensed consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the property owning subsidiaries of the Operating Partnership and First Potomac Management LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2005 and the results of our operations and cash flows for the quarters and year-to-date ended June 30, 2005 and 2004. Interim results are not necessarily indicative of full year performance due in part to the impact of mid-year acquisitions.
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

(d) Intangible Assets
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
     In conjunction with the Company’s initial public offering in October 2003 and related formation transactions, First Potomac Management, Inc. contributed all of the Company’s capital interests in First Potomac Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141, ‘‘Business Combinations.” Goodwill is assessed for impairment at the end of our fiscal year and in interim periods if certain events, such as the loss of key personnel, occur indicating the carrying value is impaired. The Company will recognize an impairment loss, if identified, in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangibles.” No events occurred during the three and six months ended June 30, 2005 to cause us to test for impairment. The accumulated amortization of intangible assets was $9,413,977 and $5,585,556 at June 30, 2005 and December 31, 2004, respectively.
(e) Income Taxes
     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet various organizational requirements, gross income tests, asset tests and annual distribution requirements. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and any nondeductible excise tax. The Company has two taxable REIT subsidiaries (“TRS”) which have generated taxable income during 2005; however, the Company has determined any tax expense resulting from TRS activity would be inconsequential and, accordingly, no provision has been disclosed for state or federal income taxes in the accompanying condensed consolidated financial statements for 2005.
(f) Minority Interests
     Minority interests relate to the interests in the Operating Partnership not owned by the Company. The Company owned 91% of the outstanding Operating Partnership units at June 30, 2004. These interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption, at the Company’s option, for common shares of the Company or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. There were 273,913 units redeemed for common shares during the three and six months ended June 30, 2005. Subsequent to the completion of issuances of common shares in June 2004 and March 2005 and redemption of units during the second quarter of 2005, the Company owned 93.7% of the units outstanding in the Operating Partnership on June 30, 2005.

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
     The following table sets forth the computation of the Company’s basic and diluted earnings per share both before and after consideration of income from discontinued operations and income available to common shareholders:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator for basic and diluted per share calculations:
Income (loss) from continuing operations	$1,038,353	$(70,542)	$1,564,657	$(252,415)
Income from discontinued operations	—	12,674	—	23,941

Net income (loss)	$1,038,353	$(57,868)	$1,564,657	$(228,474)

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic:	16,440,039	9,119,275	15,345,158	8,876,637
Effect of dilutive shares:
Employee stock option awards	194,704	—	184,205	—

Denominator for diluted per share amounts	16,634,743	9,119,275	15,529,363	8,876,637

Income from continuing operations and net

income (loss) per share, basic and diluted	$0.06	$(0.01)	$0.10	$(0.03)
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
     On January 3, 2005, the Company granted 60,171 restricted common shares to executive officers. These grants vest upon achieving certain financial performance measures over the term of the award. Independent trustees also receive an annual grant of common shares as part of the compensation for serving on the Company’s Board of Trustees. The Company recognized $90,306 and $172,256 of stock-based compensation expense during the three and six months ended June 30, 2005, respectively.
     Under SFAS No. 123, compensation expense of $156,135 and $44,024 would have been recorded during the three months ended June 30, 2005 and 2004, and $300,625 and $88,048 during the six months ended June 30, 2005 and 2004, respectively, for our Equity Compensation Plan based upon the fair value of the awards.

     Pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss), as reported	$1,038,353	$(57,868)	$1,564,657	$(228,474)
Add: total stock-based compensation included in reported net income (loss)	90,306	—	172,256	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(156,135)	(44,024)	(300,625)	(88,048)

Pro forma net income (loss)	$972,524	$(101,892)	$1,436,288	$(316,522)

Net income (loss) per share, as reported — basic and diluted	$0.06	$(0.01)	$0.10	$(0.03)
Pro forma net income (loss) per share — basic and diluted	$0.06	$(0.01)	$0.09	$(0.04)
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
(k) Application of New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. During the first quarter of 2005, the effective date of the provisions of FAS 123R were changed to periods beginning after December 15, 2005. The Company will adopt this standard in 2006 and expects this new standard will have a material effect on its consolidated financial position and results of operations. The Company expects to value all options using the Black-Scholes option-pricing model.
(l) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Rental Property
     Rental property at June 30, 2005 represents 43 rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	June 30, 2005	December 31, 2004
Land	$120,254,392	$109,757,972
Buildings and improvements	422,721,143	361,025,011
Tenant improvements	12,335,047	10,542,159
Furniture, fixtures and equipment	9,739,637	9,705,397

	565,050,219	491,030,539
Less: accumulated depreciation	(33,905,084)	(27,093,977)

	$531,145,135	$463,936,562

     On March 18, 2005, the Company acquired Reston Business Campus, a four-building, 83,000-square-foot flex property in Reston, Virginia, for $11.7 million. The property was 92% leased to six tenants. The acquisition was funded with borrowings under the Company’s credit facility.
     On April 8, 2005, the Company acquired 1400 Cavalier Boulevard, a 300,000-square-foot industrial property in Chesapeake, Virginia, for $13.2 million. The property was 94% leased to eight tenants. The acquisition was funded with borrowings under the Company’s revolving credit facility.
     On April 14, 2005, the Company acquired Enterprise Center, a four-building, 189,116-square-foot flex property in Chantilly, Virginia for $29.5 million. The property was 90% leased to ten tenants. The acquisition was financed, in part, by the assumption of a $17.9 million first mortgage loan, fair valued at $20.4 million, maturing in 2010 that bears interest at 8.0%. The balance of the acquisition cost was funded with borrowings under the Company’s revolving credit facility.
     On May 18, 2005, the Company acquired Glenn Dale Business Center, a 315,191-square-foot industrial property in Glenn Dale, Maryland, for $17.5 million. The property was 99% leased to six tenants. The acquisition was financed, in part by the assumption of an $8.5 million first mortgage, fair valued at $9.3 million, loan maturing in 2009 that bears interest at 7.83%. The balance of the acquisition cost was funded with borrowings under the Company’s revolving credit facility.
     The aggregate purchase cost of properties acquired in 2005 was allocated as follows:

		Acquired tenant	Building and	In-place leases	Above and below
	Land	improvements	improvements	intangible	market leases, net	Total
Reston Business Campus	$1,996,358	$383,612	$8,371,884	$1,006,761	$(15,330)	$11,743,285
1400 Cavalier Boulevard	1,387,481	24,475	11,323,652	824,436	(253,297)	13,306,747
Enterprise Center	3,727,580	197,726	27,067,104	1,339,867	(150,975)	32,181,302
Glenn Dale Business Center	3,369,189	206,210	14,288,458	860,410	(328,948)	18,395,319

Total	$10,480,608	$812,023	$61,051,098	$4,031,474	$(748,550)	$75,626,653

Pro Forma Financial Information
     The pro forma financial information set forth below presents results as if all of the Company’s 2005 and 2004 acquisitions through June 30, 2005 and dispositions had occurred on January 1, 2004.
     The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Pro forma total revenues	$18,623,520	$18,018,607	$37,242,714	$35,947,290
Pro forma net income	968,022	739,467	1,678,057	1,097,893
Pro forma diluted net income per share	$0.06	$0.04	$0.11	$0.07
(3) Discontinued Operations
     Income from discontinued operations includes revenues and expenses associated with 6251 Ammendale Road. The Company classified this property as held for sale during 2004 and subsequently sold the property in November 2004. The Company has no continuing involvement with the property subsequent to its disposal.
     The following table summarizes the components of income from discontinued operations for the three and six months ended June 30, 2004, respectively:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Revenue	$189,441	$388,482
Property expenses	109,945	231,108
Depreciation and amortization	64,793	129,582

Income from operations	14,703	27,792
Minority interests in discontinued operations	2,029	3,851

Income from discontinued operations	$12,674	$23,941

(4) Borrowings
     At June 30, 2005 and December 31, 2004, the Company’s borrowings consist of the following:

	June 30,	December 31,
	2005	2004
Mortgage debt with interest rates ranging from 4.9% to 8.5% maturing at various dates through February 2013.	$286,311,059	$259,039,281

Credit facility with a variable rate	45,151,000	39,679,912

	$331,462,059	$298,719,193

(a) Credit Facility
     On November 30, 2004, the Company entered into a $75 million unsecured credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent. The credit facility matures on December 31, 2006; however, the credit facility can be extended for a period of one year. The Company has the option to increase the facility up to an additional $75 million prior to December 31, 2006. Availability under the facility is based upon the value of the Company’s unencumbered assets. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value. The Company is required to pay commitment fees that will vary based on the amount of unused capacity under the credit facility which varies from 0.15% to 0.25%. The unsecured facility contains financial and other covenants with which the Company must comply, all of which the Company met as of June 30, 2005. Failure to comply with any of the covenants under our unsecured debt facility could result in default.
     On June 28, 2005, the Company entered into a first amendment to its unsecured revolving credit facility with Key Bank N.A. and Wells Fargo National Bank. The amendment (i) reduced the applicable LIBOR margin from a range of 170 to 250 basis points to a range of 145 to 195 basis points and reduced the applicable base rate margin from a range of 0% to 0.50% to a range of 0% to 0.25% (the applicable margin depends upon the Company’s consolidated total leverage ratio); (ii) increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value; (iii) increased the Company’s tangible net worth requirement from $100 million to $200 million; (iv) reduced the restricted investments limitation from 30% to 20% of gross asset value; and (v) reduced the unhedged variable rate debt limitation from 25% to 20% of gross asset value. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points. At June 30, 2005, the borrowing rate under the credit facility was 4.97% reflecting LIBOR (3.52% at June 30, 2005) plus 145 basis points. The Company incurred interest on borrowings under the credit facility at interest rates ranging from 4.57% through 4.76% for the three and six months ended June 30, 2005.
(b) Mortgage Debt
     At June 30, 2005, the Company’s mortgage debt was recourse solely to specific assets. The Company had 34 properties that secured mortgage debt at June 30, 2005.
     At June 30, 2005 and December 31, 2004, the Company’s mortgage debt was as follows. Effective rates apply to mortgages assumed by the Company in conjunction with the acquisitions of the related property only.

	June 30,	December 31,
	2005	2004
Van Buren Business Park, 6600 Business Parkway, 13129 Airpark Road and Plaza 500, 7.26%, matures December 2007.	$38,421,946	$38,719,587
4200 Tech Court, 8.07%, matures October 2009.	1,807,979	1,818,178
4212 Tech Court, 8.53% matures June 2010.	1,756,890	1,765,342
Crossways Commerce Center, 6.70%, matures October 2012.	26,207,335	26,338,201
Newington Business Park Center, 6.70%, matures October 2012.	16,531,529	16,614,078
Interstate Plaza, 7.45%, effective interest rate of 5.30%, matures January 2007.	8,675,014	8,795,754
Herndon Corporate Center, 5.11%, effective interest rate of 5.66%, matures April 2008.	8,817,124	8,877,703
Aquia Commerce Center, 6.50%, effective interest rate of 6.50%, matures February 2013.	977,455	1,022,811
Suburban Maryland Portfolio, 6.71%, effective interest rate of 5.54%, matures September 2008.	79,068,207	80,129,447
Norfolk Commerce Park II, 6.90%, effective interest rate of 5.28%, matures August 2008.	7,818,907	7,804,634
4612 Navistar Drive, 7.48%, effective interest rate of 5.20%, matures July 2011.	14,561,979	14,753,542
Campus at Metro Park North, 7.11%, effective interest rate of 5.25%, matures February 2012.	26,583,554	26,900,004
Greenbrier Technology Center II and Norfolk Business Center, floating rate mortgage of LIBOR + 2.45%, matures November 2005.	10,500,000	10,500,000
Rumsey Center and Snowden Center, floating rate mortgage of LIBOR + 2.35%, matures December 2006.	15,000,000	15,000,000
Enterprise Center, 8.03%, effective interest rate of 5.20%, matures December 2010.	20,306,613	—
Glenn Dale Business Center, 7.83% effective interest rate of 5.13%, matures May 2009.	9,276,527	—

	$286,311,059	$259,039,281

     On July 18, 2005, the Company closed on a $100 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%, payments are interest only for the first five years and principal payments are based on a 30-year amortization thereafter. Terms of the financing allow the Company to substitute collateral as long as certain debt-service-coverage and loan-to-value ratios are maintained. The loan will be funded in two stages, with $65 million funded at the initial closing with those proceeds used to repay all of the Company’s floating rate mortgage debt and reduce the balance outstanding on its unsecured credit facility. The second funding ($35 million) is expected to occur on or before December 31, 2005, with the proceeds used to repay a mortgage loan maturing in December 2007 that bears interest at 7.26%. The Company expects to incur one-time charges of approximately $3 million in the fourth quarter of 2005 related to repaying this loan and writing off associated deferred financing costs. Five properties serve as the collateral for the first funding (Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park) and an additional two properties will be added to the collateral base with the second funding (Plaza 500 and Van Buren Business Park). The Company paid approximately $1.0 million of financing costs in July associated with the initial closing.
     As of June 30, 2005 and in conjunction with this financing transaction, the Company had posted two letters of credit in the amounts of $1.3 million and $0.3 million with Jackson National Life Insurance in lieu of cash deposits. The letters of credit were issued to secure rate-lock commitments and can be drawn upon in the event of the Company’s non-performance under the terms of the transaction. The letters of credit were issued by Key Bank N.A., and the Company pays a fee based on the spread consistent with borrowings under the line of credit terms with Key Bank N.A. On July 18, 2005, the first funding of this transaction closed without any draws being made on the $1.3 million letter of credit, and the letter of credit was subsequently released. The $0.3 million letter of credit will remain outstanding through the second funding of the transaction.
(5) Segment Information
     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America.
(6) Shareholders’ Equity
     On March 31, 2005, the Company sold 2,050,000 common shares to an investor at $21.95 per share. The transaction generated net proceeds of approximately $44.9 million of which $44.7 million was used to repay borrowings and accrued interest outstanding on the Company’s credit facility. During the three months ended June 30, 2005, 273,913 operating partnership units were redeemed for common shares.
(7) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the six months ended June 30 are as follows:

	2005	2004
Cash paid for interest on indebtedness	$8,951,444	$3,789,259
Non-cash financing activities
Issuance of common share to trustees	$56,348	$—
Debt assumed in connection with acquisitions of real estate	$29,848,182	$9,979,067
Conversion of operating partnership units	$3,664,162	$—
(8) Subsequent Events
     On July 20, 2005, the Company acquired Gateway Centre, a three-building, 99,632-square-foot multi-tenanted property in Manassas, Virginia, for $10.3 million. The property was 84% leased to six tenants. The acquisition was financed, in part by the assumption of a $1.8 million first mortgage loan maturing in 2016 that bears interest at 7.35%; the balance of the acquisition cost was funded with available cash.

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
     The Company is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of June 30, 2005, the Company owned 43 properties which were approximately 95% leased to a total of 416 tenants through 510 leases. The Company’s largest tenant is the U.S. Government, representing 15% of the Company’s annualized base rental revenue as of June 30, 2005. The Company derives substantially all of its revenue from leases on its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). At June 30, 2005, the Company was the sole general partner of and owned a 93.7% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by contributors of properties and other assets to our Operating Partnership and are presented as minority interests for accounting purposes.
Executive Summary
     Net income for the Company for the second quarter of 2005 was $1.0 million, or $0.06 per diluted share, compared with a net loss of $0.1 million, or $0.01 per diluted share, for the second quarter of 2004. The Company’s funds from operations for the three months ended June 30, 2005 were $6.9 million, or $0.39 per diluted share, compared with $2.6 million, or $0.25 per diluted share, during second quarter of 2004.
     Net income for the Company for the first six months of 2005 was $1.6 million, or $0.10 per diluted share, compared with a net loss of $0.2 million, or $0.03 per diluted share, for the prior-year period. The Company’s funds from operations were $12.6 million, or $0.76 per diluted share, for the first six months of 2005 compared with $5.0 million, or $0.48 per diluted share, during the first six months of 2004. The Company’s net income and funds from operations increased during 2005 due to improved operating results of its existing portfolio and the positive impact from acquisitions. See “Funds from Operations.” In addition, per share amounts reflect a higher weighted average share count resulting from the June 2004 and March 2005 issuances of common shares.
Significant Second Quarter Transactions
•	Acquired the following properties:
•	1400 Cavalier Boulevard, a 300,000-square-foot industrial property in Chesapeake, Virginia, for $13.2 million. The acquisition was funded with borrowings under the Company’s credit facility;

•	Enterprise Center, a four-building, 189,116-square-foot flex property in Chantilly, Virginia, for $29.5 million. The acquisition was financed, in part, by the assumption of a $17.9 million first mortgage loan; the balance of the acquisition cost was funded with borrowings under the Company’s credit facility;

•	Glenn Dale Business Center, a 315,191-square-foot industrial property in Glenn Dale, Maryland, for $17.5 million. The acquisition was financed, in part by the assumption of an $8.5 million first mortgage loan; the balance of the acquisition cost was funded with borrowings under the Company’s credit facility; and
•	Entered into a first amendment to its unsecured revolving credit facility with Key Bank N.A. and Wells Fargo National Bank.

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
Revenue Recognition
     Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. Accrued straight-line rents included in the Company’s consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. The Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by it. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are terminated and the Company has no continuing obligation to provide services to such former tenants.
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

     When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, the Company reviews the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income over the term of management’s intended holding period, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make assessments as to whether there are impairments in the values of its investments in real estate, including any indirect investments in real estate through entities that the Company does not control and which it accounts for using the equity method of accounting. These assessments involve estimates and have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income.
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
     During the fourth quarter of 2004, the Company sold its property located at 6251 Ammendale Road located in Beltsville, Maryland. As a result, operating results for that asset are reflected as discontinued operations in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2004. The Company has no continuing involvement with the property subsequent to its disposal.
Purchase Accounting
     The Company is required to make assessments as to the fair value of assets and liabilities in connection with purchase accounting adjustments recorded related to rental properties and additional interests in real estate entities acquired. These assessments involve estimates and include allocating the purchase price of real estate acquired to the fair value of the building, land, tenant improvements, in-place leases and other intangibles.
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

Results of Operations
     Comparison of the Three and Six Months Ended June 30, 2005 to the Three and Six Months Ended June 30, 2004
     The results of operations for the three and six months ended June 30, 2005 and 2004 are presented below.
     2004 Acquisitions
     The Company acquired the following 23 properties during the last three quarters of 2004: Herndon Corporate Center, Aquia Commerce Center I & II, Deer Park, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific Boulevard, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park, Woodlands Business Center, Airpark Place Business Center, 15395 John Marshall Highway, Norfolk Commerce Park II, Crossways II, Windsor at Battlefield, 4612 Navistar Drive and Campus at Metro Park North. Collectively, the properties are referred to as the “2004 Acquisitions.”
     2005 Acquisitions
     The Company acquired the following properties during 2005: Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center and Glenn Dale Business Center. Collectively, the properties are referred to as the “2005 Acquisitions.”
     The balance of the portfolio is referred to as the “Remaining Portfolio”.
Total Revenues
     Rental revenue is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2005	2004	2005	2004	Increase	Change	Increase	Change
Rental income	$15,857,391	$7,157,385	$29,994,042	$13,683,830	$8,700,006	122%	$16,310,212	119%
Tenant reimbursements & other	2,174,533	1,052,407	4,466,120	2,039,421	1,122,126	107%	2,426,699	119%
     Rental Revenues
     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and deferred market rental revenue. Rental revenue increased $8,700,006 and $16,310,212 for the three and six months ended June 30, 2005, respectively, compared to the same period in 2004 primarily as a result of the 2004 Acquisitions, which, in the aggregate, contributed $6,675,102 and $13,833,865, respectively. The increase can also be attributed to the 2005 Acquisitions, which, collectively contributed $1,519,254 and $1,566,878 during the three and six months ended June 30, 2005 in rental revenue. The additional increase can be attributed to increased rental rates and higher occupancy for new and renewal leases within the remaining portfolio. Average rental rates on new and renewal leases increased 22.7% and 6.5%, for the three months ended June 30, 2005, respectively, and 14.0% and 7.6% for the six months ended June 30, 2005, respectively.
     The Company’s overall portfolio was 94.9% leased at June 30, 2005 compared to 90.5% leased at June 30, 2004. The 2005 Acquisitions and 2004 Acquisitions were 96.9% and 93.6% leased at June 30, 2005, respectively. The Remaining Portfolio was 95.4% and 89.5% leased at June 30, 2005 and 2004, respectively. The improvement in overall portfolio occupancy in 2005 was due primarily to the 2004 Acquisitions and occupancy increases at our 13129 Airpark Road, Virginia Technology Center, 4200 Technology Court and Van Buren Business Parkway properties.

     Tenant Reimbursement and Other Revenues
     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees. Tenant reimbursements and other revenues increased $1,122,126 and $2,426,699 during the three and six months ended June 30, 2005, respectively, compared with the same period in 2004 due primarily to the impact from the 2004 and 2005 Acquisitions. These acquisitions collectively resulted in $1,069,261 and $2,254,690 of additional tenant reimbursement revenue during the three and six months ended June 30, 2005, respectively. The Remaining Portfolio contributed the balance of the increase due to increased occupancy and an increase in triple-net leases that, in turn, result in more recovery of operating expenses. The Company typically converts full-service or industrial gross leases to triple-net leases when renewing tenants, as well as negotiating triple-net recoveries on new leases, providing for higher reimbursement of operating expenses such as insurance, taxes and common area maintenance.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2005	2004	2005	2004	Increase	Change	Increase	Change
Property operating expenses	$3,147,866	$1,399,282	$6,154,752	$2,842,923	$1,748,584	125%	$3,311,829	116%
Real estate taxes & insurance	1,523,087	789,788	2,918,491	1,462,826	733,299	93%	1,455,665	100%
     Property Operating Expenses. Property operating expenses increased $1,748,584 and $3,311,829 for the three and six months ended June 30, 2005, respectively, compared to 2004 substantially as a result of the $1,639,424 and $3,154,976 of property operating expenses associated with the 2004 and 2005 Acquisitions. The Remaining Portfolio contributed the remaining increase during the three and six months ended June 30, 2005.
     Real Estate Taxes and Insurance. Real estate taxes and insurance increased $733,299 and $1,455,665 for the three and six months ended June 30, 2005, respectively, compared to 2004 due primarily to $800,005 and $1,506,468 in real estate taxes and insurance costs related to the 2004 and 2005 Acquisitions during the respective periods. The company’s increased portfolio size distributed risk within the overall portfolio creating economies of scale that resulted in lower insurance premiums.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

				Three Months		Six Months
Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
2005	2004	2005	2004	Increase	Change	Increase	Change
$1,766,836	$1,280,546	$3,637,574	$2,103,734	$486,290	38%	$1,533,840	73%
     General and administrative expenses increased in 2005 from 2004 primarily due to increased personnel resulting in higher compensation expense. The number of employees of the Company increased to 68 as of June 30, 2005 compared to 38 as of June 30, 2004. The Company anticipates that the personnel growth rate will not be as significant in future periods.
     Depreciation and amortization expenses are summarized as follows:

				Three Months		Six Months
Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
2005	2004	2005	2004	Increase	Change	Increase	Change
$5,828,019	$2,609,715	$10,904,714	$5,149,837	$3,218,304	123%	$5,754,877	112%

     Depreciation and amortization expense increased $3,218,304 and $5,754,877 for the three and six months ended June 30, 2005, respectively, compared to 2004 primarily due to depreciation and amortization associated with the 2004 and 2005 Acquisitions, which, collectively generated $3,518,654 and $6,554,096 in depreciation and amortization expense. This was offset by lower depreciation and amortization expense on the Remaining Portfolio primarily as a result of certain five-year personal property associated with the Company’s 1998 and 1999 acquisitions fully depreciating during 2004.
     Interest Expense and Loss from Early Retirement of Debt
     Interest expense on indebtedness is summarized as follows:

				Three Months		Six Months
Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
2005	2004	2005	2004	Increase	Change	Increase	Change
$4,673,600	$2,236,903	$9,188,994	$4,304,509	$2,436,697	109%	$4,884,485	113%
     Interest expense increased $2,436,697 and $4,884,485 for the three and six months ended June 30, 2005 compared to the same period in 2004. The increase in interest expense for the three and six months ended June 30, 2005, is primarily due to $1,959,261 and $3,919,251 of interest expense associated with mortgage loans assumed with the 2004 and 2005 Acquisitions. Interest expense associated with variable rate borrowings on our credit facility increased $356,967 and $777,143 during the three and six months ended June 30, 2005, respectively, as a result of higher average balances outstanding during 2005, primarily to finance acquisitions. The Company’s outstanding balance on its credit facility was $45,151,000 as of June 30, 2005. There were no outstanding borrowings on the Company’s credit facility at June 30, 2004.
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
     Minority Interests
     Minority interests are summarized as follows:

				Three Months		Six Months
Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
2005	2004	2005	2004	Change	Change	Change	Change
$(76,810)	$6,832	$(128,165)	$36,283	$(83,642)	1224%	$(164,448)	453%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. At June 30, 2005, 6.3% of the interests were owned by limited partners compared to 9% at June 30, 2004. The reduction in minority interests is attributable to the Company’s offerings of 5,520,000 and 2,050,000 common shares in June 2004 and March 2005, respectively, and 273,913 units being redeemed for common shares during the three months ended June 30, 2005, all of which increased the Company’s percentage ownership of the Operating Partnership. The minority interests’ share of earnings was $76,810 and $128,165 for the three and six months ended June 30, 2005, respectively. Minority interests for the three months ended June 30, 2004, represented the allocation of net loss to the minority owners.
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

     On November 30, 2004, the Company entered into a $75 million unsecured credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent, to replace the Company’s secured credit facility with Fleet National Bank. Upon entering into this new facility, the Company terminated its secured credit facility with Fleet National Bank. The new credit facility matures on December 31, 2006; however, the Company can extend the line for a period of one year. The Company also has the option to increase the facility by up to an additional $75 million prior to December 31, 2006. Availability under the facility is based upon the value of the Company’s unencumbered assets. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value. The Company is required to pay commitment fees that vary from 0.15% to 0.25% based on the amount of unused capacity under the credit facility. The unsecured facility contains financial and other covenants with which the Company must comply, all of which the Company met as of June 30, 2005. Failure to comply with any of the covenants under our unsecured debt facility could result in default.
     On June 28, 2005, the Company entered into a first amendment to its unsecured revolving credit facility with Key Bank N.A. and Wells Fargo National Bank. The amendment reduced the applicable LIBOR margin from a range of 170 to 250 basis points to a range of 145 to 195 basis points and increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value. At June 30, 2005, the borrowing rate under the credit facility was LIBOR (3.52% at June 30, 2005) plus 145 basis points.
     On July 18, 2005, the Company closed on a $100 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%, with interest only payments for the first five years and 30-year amortization thereafter. Terms of the financing allow the Company to substitute collateral as long as certain debt service coverage and loan-to-value ratios are maintained. The loan will be funded in two stages, with the first $65 million funded at the initial closing. Proceeds from the first funding were used to repay all of the Company’s floating rate mortgage debt and to reduce the balance outstanding on its unsecured credit facility. The second funding ($35 million) is expected to occur on or before December 31, 2005, with the proceeds used to prepay a mortgage loan maturing in December 2007 that bears interest at 7.26%. The Company expects to incur one-time charges of approximately $3 million in the fourth quarter of 2005 related to prepaying this loan and writing off associated deferred financing costs. Five properties serve as the collateral for the first funding (Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park) and an additional two properties will be added to the collateral base with the second funding (Plaza 500 and Van Buren Business Park).
     The Company intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive. The Company has an effective S-3 registration statement with the Securities and Exchange Commission to allow it to issue up to $300 million in debt and equity securities with approximately $250 million available for issuance at June 30, 2005.
     The Company could also fund property acquisitions and other non-recurring capital improvements by refinancing properties in connection with their acquisition or through joint ventures. The Company could also issue units of limited partnership interest in the Operating Partnership to fund a portion of the purchase prices for some of its future property acquisitions.
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

Cash Flows
     Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
	2005	2004	Change
Cash and cash equivalents	$1,701,928	$75,549,781	$(73,847,853)
Cash provided by operating activities	9,244,735	7,044,341	2,200,394
Cash used in investing activities	(49,018,473)	(28,540,011)	(20,478,462)
Cash provided by financing activities	38,943,397	80,737,943	(41,794,546)
     Net cash provided by operating activities increased $2,200,394 in 2005. This increase was due largely to the increase in operating income provided by the 2004 and 2005 Acquisitions.
     Cash used in investing activities increased $20,478,462 in 2005 due primarily to the acquisition of Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center and Glenn Dale Business Center for cash of $45,778,470, net of assumed mortgage debt of $29,848,182 to finance the acquisitions. During the first six months of 2004 the Company invested $22,212,916 towards the acquisitions of Herndon Corporate Center and Aquia Commerce Center I & II, net of the $9,979,067 of mortgage debt assumed. The Company invested $1,710,003 in capital and tenant improvement costs during the six months ended June 30, 2005 as compared to $1,327,095 during same prior period in 2004.
     Net cash provided by financing activities decreased $41,794,546 in 2005 due primarily to the $44,962,192 of net proceeds from the sale of 2,050,000 common shares that closed on March 31, 2005. Borrowings of $51,800,000 under the Company’s credit facility were used to finance the Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center and Glenn Dale Business Center acquisitions. The Company repaid debt including interest and principal amortization of $48,905,316 during the six months ended June 30, 2005, including a $46,328,912 partial paydown of the credit facility. The Company paid dividends to shareholders and distributions to minority interests of $8,913,479 in 2005 as compared to $3,008,857 during 2004.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of June 30, 2005, the Company is the sole general partner of and owns 93.7% of the Operating Partnership’s units. The remaining 6.3% of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On July 12, 2005, the Company declared a dividend of $0.29 per common share for the quarter ended June 30, 2005. The dividend will be paid on August 10, 2005, to shareholders of record on July 29, 2005.
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
     The following table presents a reconciliation of net income to FFO available to common share and unitholders for the three month periods ended June 30, 2005 and June 30, 2004.

	Funds From Operations		Funds From Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,038,353	$(57,868)	$1,564,657	$(228,474)
Add: Real estate depreciation and amortization	5,828,019	2,609,715	10,904,714	5,149,837
Add: Discontinued operations depreciation and amortization	—	64,793	—	129,582
Add: Minority interests	76,810	(4,803)	128,165	(32,432)
FFO available to common shareholders and unitholders	$6,943,182	$2,611,837	$12,597,536	$5,018,513
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional equity or debt securities; and other risks detailed in the Company’s Annual Report on Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangement as of June 30, 2005.

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
     The Company had $70.7 million in variable rate debt, consisting of $25.5 million of mortgage debt and $45.2 million of borrowings on our unsecured credit facility, or 21% of the total $331.5 million debt outstanding as of June 30, 2005. On July 18, 2005, the Company closed on a $100 million loan with a 10-year term at a fixed interest rate of 5.19%. The loan will be funded in two stages, with the first $65 million funded at the initial closing and the remaining $35 million anticipated in the fourth quarter of 2005. Proceeds from the first funding were used to repay all of the Company’s floating rate mortgage debt and to reduce the balance outstanding on its unsecured credit facility.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at June 30, 2005 to be $291.9 million compared to the $286.3 million carrying value at that date.
     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements with a notional amount of $25.5 million as of June 30, 2005. Under the terms of these agreements, the Company made an initial premium payment to a counterparty in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels on $25.5 million of the Company’s outstanding variable rate debt during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty to the cap agreement. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The change in fair market value of these caps during the quarter ended June 30, 2005 was considered inconsequential.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 6. Exhibits

No.	Description

10.1	Enterprise Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A filed on March 18, 2005).
10.2	Consent to Sub-Sublease and Sub-Sublease (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 28, 2005).
10.3	First Amendent No. 1 to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership, Key Bank N. A., Wells Fargo National Bank, and Key Bank N.A. as managing administrative agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 30, 2005).
99.1	Purchase Agreement dated March 25, 2005, by and between RREEF America, LLC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on June 30, 2005).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: August 9, 2005	/s/ Douglas J. Donatelli
Douglas J. Donatelli
President and Chief Executive Officer

Date: August 9, 2005	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

No.	Description

10.1	Enterprise Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A filed on March 18, 2005).
10.2	Consent to Sub-Sublease and Sub-Sublease (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 28, 2005).
10.3	First Amendent No. 1 to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership, Key Bank N. A., Wells Fargo National Bank, and Key Bank N.A. as managing administrative agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 30, 2005).
99.1	Purchase Agreement dated March 25, 2005, by and between RREEF America, LLC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on June 30, 2005).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)