Form 10-Q
period 2005-09-30
FIRST POTOMAC REALTY TRUST
filed 2005-11-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of November 9, 2005, there were 20,048,755 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q
INDEX

Page
Part I: Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets as of September 30, 2005 (unaudited) and December 31, 2004	3
Condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2005 and 2004	4
Condensed consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2005 and 2004	5
Notes to condensed consolidated financial statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure about Market Risk	25
Item 4. Controls and Procedures	25

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K	26
Signatures

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets

	September 30, 2005
	(Unaudited)	December 31, 2004
Assets:
Rental property, net	$582,202,626	$463,936,562
Intangible assets, net	26,556,614	26,008,351
Cash and cash equivalents	3,940,751	2,532,269
Escrows and reserves	8,131,368	6,301,465
Accounts and other receivables, net of allowance for doubtful accounts of $423,146 and $147,649, respectively	3,904,818	2,767,879
Accrued straight-line rents, net of allowance for doubtful accounts of $26,926 and $18,209 respectively	3,288,353	2,309,576
Deferred costs, net	5,781,966	4,196,229
Prepaid expenses and other assets	5,716,248	2,023,823

Total assets	$639,522,744	$510,076,154

Liabilities:
Mortgage loans	$347,043,142	$259,039,281
Credit facility	43,000,000	39,679,912
Accounts payable and accrued expenses	4,549,254	4,058,025
Accrued interest	1,611,766	799,974
Rents received in advance	2,487,391	1,744,022
Tenant security deposits	3,481,918	2,804,287
Deferred market rent, net	6,117,137	5,266,728

Total liabilities	408,290,608	313,392,229

Minority interests	14,525,472	18,991,052

Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 16,536,755 and 14,154,000 shares issued and outstanding, respectively	16,537	14,154
Additional paid-in capital	258,152,870	209,268,156
Deficit	(41,462,743)	(31,589,437)

Total shareholders’ equity	216,706,664	177,692,873

Total liabilities and shareholders’ equity	$639,522,744	$510,076,154

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental	$16,556,995	$10,556,176	$46,551,037	$24,240,006
Tenant reimbursements and other	4,155,842	1,626,363	8,621,962	3,665,784

Total revenue	20,712,837	12,182,539	55,172,999	27,905,790

Operating expenses:
Property operating	3,288,410	2,191,897	9,443,162	5,034,896
Real estate taxes and insurance	1,640,483	1,122,437	4,558,974	2,585,263
General and administrative	2,053,561	1,184,121	5,691,135	3,287,779
Depreciation and amortization	6,612,825	3,811,330	17,517,539	8,961,169

Total operating expenses	13,595,279	8,309,785	37,210,810	19,869,107

Operating income	7,117,558	3,872,754	17,962,189	8,036,683

Other expenses (income):
Interest expense	5,493,088	3,327,609	14,682,081	7,844,370
Interest and other income	(41,136)	(107,749)	(78,321)	(171,880)

Total other expenses	5,451,952	3,219,860	14,603,760	7,672,490

Income from continuing operations before minority interests and discontinued operations	1,665,606	652,894	3,358,429	364,193

Minority interests	(104,121)	(60,424)	(232,286)	(24,140)

Income from continuing operations	1,561,485	592,470	3,126,143	340,053

Income from discontinued operations	—	64,691	—	88,632

Net income	$1,561,485	$657,161	$3,126,143	$428,685

Weighted average common shares outstanding — basic	16,539,621	14,154,000	15,747,688	10,648,599
Weighted average common shares outstanding — diluted	16,779,741	14,283,720	15,952,463	10,768,305
Basic and diluted net income per share:
Income from continuing operations	$0.09	$0.04	$0.20	$0.03
Income from discontinued operations	—	0.01	—	0.01

Basic and diluted net income per share	$0.09	$0.05	$0.20	$0.04

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$3,126,143	$428,685
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	—	180,240
Minority interests	—	10,234
Depreciation and amortization	17,587,720	8,852,656
Bad debt expense	381,926	291,789
Stock based compensation	338,952	82,503
Amortization of deferred market rent	(883,929)	(356,992)
Amortization of deferred financing costs	669,388	754,986
Amortization of rent abatement	91,740	52,712
Minority interests	232,286	24,140
Changes in assets and liabilities:
Escrows and reserves	(1,829,903)	(1,781,342)
Accounts and other receivables	(1,488,713)	(1,103,105)
Accrued straight-line rents	(1,008,929)	(425,267)
Prepaid expenses and other assets	(1,732,606)	(1,614,742)
Tenant security deposits	677,631	1,441,028
Accounts payable and accrued expenses	448,577	1,468,031
Accrued interest	811,792	550,679
Rent received in advance	743,369	707,812
Deferred costs	(805,851)	(550,638)

Total adjustments	14,233,450	8,584,724

Net cash provided by operating activities	17,359,593	9,013,409

Cash flows from investing activities
Purchase deposit on future acquisitions	(2,030,000)	(350,000)
Additions to rental property	(3,192,321)	(1,603,947)
Acquisition of rental property and associated intangible assets	(78,493,675)	(79,473,616)

Net cash used in investing activities	(83,715,996)	(81,427,563)

Cash flows from financing activities
Financing costs	(1,863,469)	(808,687)
Repayments of debt	(115,065,128)	(26,393,921)
Dividends to shareholders	(12,999,448)	(5,562,539)
Distributions to minority interests	(1,033,706)	(711,717)
Proceeds from debt	153,800,000	18,000,000
Proceeds from issuance of shares, net	44,923,363	91,789,543
Stock option exercises	3,273	—

Net cash provided by financing activities	67,764,885	76,312,679

Net increase in cash and cash equivalents	1,408,482	3,898,525

Cash and cash equivalents, beginning of period	2,532,269	16,307,508

Cash and cash equivalents, end of period	$3,940,751	$20,206,033

See accompanying notes to condensed and consolidated financial statements.

FIRST POTOMAC REALTY TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
(a) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. As of September 30, 2005, the Company owned a 46-property portfolio consisting of 98-buildings totaling approximately 7.0 million square feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). At September 30, 2005, the Company was the sole general partner of and owned a 93.7% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who have contributed properties and other assets to the Company, and are presented as minority interests for accounting purposes.
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
     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2005 and the results of our operations and cash flows for the quarters and year-to-date periods ended September 30, 2005 and 2004. Interim results are not necessarily indicative of full year performance due in part to the impact of mid-year acquisitions.
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

(d) Rental Property and Intangible Assets
     The Company reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market condition or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate, including indirect investments in real estate through entities which the Company may not control and which it accounts for using the equity method of accounting.
     The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly used by appraisers.
     Intangible assets include the value of tenant or customer relationships, and the origination value of leases in accordance with SFAS No. 141, ‘‘Business Combinations.’’ Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the leasing commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense on the date of termination.
     Deferred market rent liability consists of the effect of leases with below market rents. Above market rents are included in intangible assets. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental income over the initial term of the related leases.
     In conjunction with the Company’s initial public offering in October 2003 and the related formation transactions, First Potomac Management, Inc. contributed all of the Company’s capital interests in First Potomac Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141, ‘‘Business Combinations.” Goodwill is assessed for impairment at the end of our fiscal year and in interim periods if certain events, such as the loss of key personnel, occur indicating the carrying value is impaired. A significant portion of the units were owned by related party. The Company will recognize an impairment loss, if identified, in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangibles.” No events occurred during the three and nine months ended September 30, 2005 to cause us to test for impairment. The accumulated amortization of intangible assets was $11,402,633 and $5,585,556 at September 30, 2005 and December 31, 2004, respectively.
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

(f) Minority Interests
     Minority interests relate to the interests in the Operating Partnership not owned by the Company. These interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption, at the Company’s option, for common shares of the Company or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. The Company owned 91% of the outstanding Operating Partnership units at September 30, 2004. There were 273,913 units redeemed for common shares during the nine months ended September 30, 2005. No units were redeemed during the quarter ended September 30, 2005. Subsequent to the unit redemptions and the issuance of common shares in March 2005 and September 2005, the Company owned 93.7% of the units outstanding in the Operating Partnership on September 30, 2005.
(g) Income Per Share
     Basic income per share (“EPS”) is calculated by dividing net income by the weighted average number of the Company’s common shares outstanding. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted income per share both before and after consideration of income from discontinued operations and income available to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Numerator for basic and diluted per share calculations:
Income from continuing operations	$1,561,485	$592,470	$3,126,143	$340,053
Income from discontinued operations	—	64,691	—	88,632

Net income	$1,561,485	$657,161	$3,126,143	$428,685

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic:	16,539,621	14,154,000	15,747,688	10,648,599
Effect of dilutive shares:
Employee stock option awards	240,120	129,720	204,775	119,706

Denominator for diluted per share amounts	16,779,741	14,283,720	15,952,463	10,768,305

Basic and diluted net income per share:
Continuing operations	$0.09	$0.04	$0.20	$0.03
Discontinued operations	—	0.01	—	0.01

Net income	$0.09	$0.05	$0.20	$0.04

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

     On January 3, 2005, the Company granted 60,171 restricted common shares to executive officers. These grants will vest at the end of the seven-year award period, or earlier upon achieving certain financial performance measures over the term of the award. In September 2005, 4,047 of the restricted common shares were forfeited by a former officer of the Company as discussed more fully below. On January 3, 2005, each Independent Trustee also received an annual grant of 500 common shares as a component of compensation for serving on the Company’s Board of Trustees. The Company recognized $156,161 and $315,416 of stock-based compensation expense, net of minority interests, during the three and nine months ended September 30, 2005, respectively.
     During the third quarter of 2005, certain stock option awards were deemed vested as part of a severance agreement negotiated with a former officer of the Company. Under the terms of this agreement, the vesting of 8,438 options was accelerated, resulting in additional compensation expense of approximately $80,000 based on the intrinsic value of the accelerated awards at the date of notification. All remaining unvested stock options and restricted common share awards granted to this individual were forfeited as of September 30, 2005.
     Under SFAS No. 123, compensation expense of $220,874 and $78,124 would have been recorded during the three months ended September 30, 2005 and 2004, and $507,773 and $221,734 during the nine months ended September 30, 2005 and 2004, respectively, for our Equity Compensation Plan based upon the fair value of the awards.
     Pro forma net income and net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2005
Net income, as reported	$1,561,485	$657,161	$3,126,143	$428,685
Add: total stock-based compensation included in reported net income, net of minority interests	156,161	25,031	315,416	72,377
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(220,874)	(78,124)	(507,773)	(221,734)

Pro forma net income	$1,496,772	$604,068	$2,933,786	$279,328

Net income per share, as reported — basic and diluted	$0.09	$0.05	$0.20	$0.04
Pro forma net income per share — basic	$0.09	$0.04	$0.19	$0.03
Pro forma net income per share — diluted	$0.09	$0.04	$0.18	$0.03
(i) Derivatives
     The Company had interest rate cap agreements with a notional amount of $25.5 million providing that the maximum rate payable, or cap, attributable to the LIBOR portion of the interest rate on its floating rate mortgages, exclusive of the spread was 5% through 2005. These agreements were recorded at their fair value as a component of prepaid and other assets with offsetting changes in fair value recorded as a component of income from continuing operations. The associated mortgage loans were paid off in July 2005. At that date the interest rate cap agreements were terminated. The effect of this termination on income from continuing operations was inconsequential.
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

(k) Application of New Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” It replaces Accounting Principle Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. During the first quarter of 2005, the effective date of the provisions of FAS 123R was changed to periods beginning after December 15, 2005. The Company will adopt this standard in 2006 and expects this new standard will have a material effect on its consolidated financial position and results of operations. The Company expects to value all options using the Black-Scholes option-pricing model.
(l) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(2) Rental Property
     Rental property at September 30, 2005 represents 46 rental properties located in Maryland and Virginia. Rental property is comprised of the following:

	September 30, 2005	December 31, 2004
Land	$131,804,311	$109,757,972
Buildings and improvements	462,668,778	361,025,011
Tenant improvements	15,689,128	10,542,159
Furniture, fixtures and equipment	9,769,503	9,705,397

	619,931,720	491,030,539
Less: accumulated depreciation	(37,729,094)	(27,093,977)

	$582,202,626	$463,936,562

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
     On May 18, 2005, the Company acquired Glenn Dale Business Center, a 315,191-square-foot industrial property in Glenn Dale, Maryland, for $17.5 million. The property was 99% leased to six tenants. The acquisition was financed, in part, by the assumption of an $8.5 million first mortgage loan, fair valued at $9.3 million, maturing in 2009 that bears interest at 7.83%. The balance of the acquisition cost was funded with borrowings under the Company’s credit facility.

On July 20, 2005, the Company acquired Gateway Centre Manassas, a three-building 99,632-square-foot multi-tenanted property in Manassas, Virginia, for $10.3 million. The property was 84% leased to six tenants. The acquisition was financed, in part, by the assumption of a $1.8 million first mortgage loan, fair valued at $2.0 million, maturing in 2016 that bears interest at 7.35%. The balance of the acquisition cost was funded with available cash.
     On August 17, 2005, the Company acquired 1434 Crossways Boulevard, a two-building 220,501-square-foot flex/office property in Chesapeake, Virginia, for $28.0 million. The property was 100% leased to one tenant. The acquisition was financed, in part, by the assumption of two separate mortgage loans of $8.7 and $10.0 million, fair valued at $20.7 million, in the aggregate. The loans mature in 2012 and 2013, respectively, and bear interest at 6.25% and 7.05%, respectively. The balance of the acquisition cost was funded with available cash.
     On September 30, 2005, the Company acquired 2000 Gateway Boulevard, a 421,100-square-foot warehouse flex property in Hampton, Virginia, for $14.0 million. The property was vacant as of the acquisition date. The acquisition was funded with borrowings under the Company’s credit facility.
     The aggregate purchase cost of properties acquired in 2005 was allocated as follows:

		Acquired tenant	Building and	In-place leases	Above and below
	Land	improvements	improvements	intangible	market leases, net	Total
Reston Business Campus	$1,996,358	$383,612	$8,371,884	$1,006,761	$(15,330)	$11,743,285
1400 Cavalier Boulevard	1,387,481	24,475	11,323,652	824,436	(253,297)	13,306,747
Enterprise Center	3,727,580	197,726	27,067,104	1,339,867	(150,975)	32,181,302
Glenn Dale Business Center	3,369,189	206,210	14,288,458	860,410	(328,948)	18,395,319
Gateway Centre Manassas	3,014,700	702,392	6,028,527	736,236	76,310	10,558,165
1434 Crossways Boulevard	4,447,403	2,211,238	22,509,839	2,022,182	(923,422)	30,267,240
2000 Gateway Boulevard	4,087,816	—	10,542,878	—	—	14,630,694

Total	$22,030,527	$3,725,653	$100,132,342	$6,789,892	$(1,595,662)	$131,082,752

Pro Forma Financial Information
     The pro forma financial information set forth below presents results as if all of the Company’s acquisitions through September 30, 2005 and dispositions had occurred on January 1, 2004.
     The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Pro forma total revenues	$21,220,859	$19,639,258	$60,467,680	$58,121,559
Pro forma net income	1,305,305	471,202	3,931,208	970,193
Pro forma diluted net income per share	$0.08	$0.03	$0.25	$.09
(3) Discontinued Operations
     Income from discontinued operations includes revenues and expenses associated with 6251 Ammendale Road. The Company sold the property in November 2004. The Company has had no continuing involvement with the property subsequent to its disposal.

     The following table summarizes the components of income from discontinued operations for the three and nine months ended September 30, 2004, respectively:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Revenue	$238,590	$627,072
Property expenses	116,859	347,966
Depreciation and amortization	50,658	180,240

Income from discontinued operations before minority interests	71,073	98,866
Minority interests in discontinued operations	6,382	10,234

Income from discontinued operations	$64,691	$88,632

(4) Borrowings
     At September 30, 2005 and December 31, 2004, the Company’s borrowings consist of the following:

	September 30,	December 31,
	2005	2004
Mortgage debt with interest rates ranging from 5.1% to 8.5% maturing at various dates through February 2013	$347,043,142	$259,039,281

Credit facility with a variable rate	43,000,000	39,679,912

	$390,043,142	$298,719,193

(a) Credit Facility
     On November 30, 2004, the Company entered into a $75 million unsecured credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent. The credit facility matures on December 31, 2006; however, the credit facility can be extended for a period of one year. Availability under the facility is based upon the value of the Company’s unencumbered assets. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value. The Company is required to pay commitment fees that will vary based on the amount of unused capacity under the credit facility which varies from 0.15% to 0.25%. The unsecured credit facility contains financial and other covenants with which the Company must comply, all of which the Company met as of September 30, 2005. Failure to comply with any of the covenants under our unsecured credit facility could result in default.
     On June 28, 2005, the Company entered into a first amendment to its unsecured credit facility with Key Bank N.A. and Wells Fargo National Bank. The amendment (i) reduced the applicable LIBOR margin from a range of 170 to 250 basis points to a range of 145 to 195 basis points and reduced the applicable base rate margin from a range of 0% to 0.50% to a range of 0% to 0.25% (the applicable margin depends upon the Company’s consolidated total leverage ratio); (ii) increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value; (iii) increased the Company’s tangible net worth requirement from $100 million to $200 million; (iv) reduced the restricted investments limitation from 30% to 20% of gross asset value; and (v) reduced the unhedged variable rate debt limitation from 25% to 20% of gross asset value. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points. The Company incurred interest on borrowings under the credit facility at interest rates ranging from 4.57% through 4.76% for the three and nine months ended September 30, 2005. At September 30, 2005, the borrowing rate under the credit facility was 4.97% reflecting LIBOR (3.86% at September 30, 2005) plus 145 basis points.
     On October 12, 2005, the Company entered into a second amendment to its unsecured credit facility which increased the permitted borrowings under the credit facility from $75 to $100 million, changed the maximum recourse debt covenant from $10 million to 10% of gross asset value, modified the process for adding eligible unencumbered properties to the unsecured corporate debt and removed a restriction regarding additional unsecured corporate debt. The Company has the option to increase the facility up to an additional $50 million prior to December 31, 2006.

(b) Mortgage Debt
     At September 30, 2005, the Company’s mortgage debt was recourse solely to specific assets. The Company had 37 properties that secured mortgage debt at September 30, 2005.
     At September 30, 2005 and December 31, 2004, the Company’s mortgage debt was as follows:

	September 30,	December 31,
	2005	2004
Van Buren Business Park, 6600 Business Parkway, 13129 Airpark Road and Plaza 500, 7.26%, matures December 2007.	$38,276,721	$38,719,587
4200 Tech Court, 8.07%, matures October 2009.	1,803,126	1,818,178
4212 Tech Court, 8.53%, matures June 2010.	1,752,942	1,765,342
Crossways Commerce Center, 6.70%, matures October 2012.	26,133,906	26,338,201
Newington Business Park Center, 6.70%, matures October 2012.	16,485,209	16,614,078
Interstate Plaza, 7.45%, effective interest rate of 5.30%, matures January 2007.	8,611,637	8,795,754
Herndon Corporate Center, 5.11%, effective interest rate of 5.66%, matures April 2008.	8,790,924	8,877,703
Aquia Commerce Center, 6.50%, effective interest rate of 6.50%, matures February 2013.	954,339	1,022,811
Suburban Maryland Portfolio, 6.71%, effective interest rate of 5.54%, matures September 2008.	78,550,883	80,129,447
Norfolk Commerce Park II, 6.90%, effective interest rate of 5.28%, matures August 2008.	7,759,867	7,804,634
4612 Navistar Drive, 7.48%, effective interest rate of 5.20%, matures July 2011.	14,468,258	14,753,542
Campus at Metro Park North, 7.11%, effective interest rate of 5.25%, matures February 2012.	26,424,687	26,900,004

Alexandria Corporate Park, Greenbrier Technology Center II, Norfolk Business Center, Rumsey Center, and Snowden Center, 5.19%, matures July 2015.	65,000,000	—

Greenbrier Technology Center II and Norfolk Business Center, floating rate mortgage of LIBOR + 2.45%, paid off in July 2005.	—	10,500,000
Rumsey Center and Snowden Center, floating rate mortgage of LIBOR + 2.35%, paid off in July 2005.	—	15,000,000
Enterprise Center, 8.03%, effective interest rate of 5.20%, matures December 2010.	20,164,207	—
Glenn Dale Business Center, 7.83% effective interest rate of 5.13%, matures May 2009.	9,202,905	—
Gateway Centre Manassas, 7.35% effective interest rate of 5.88%, matures November 2016.	1,936,090	—
1434 Crossways Blvd, 6.25% and 7.05%, effective interest rate of 5.38%, matures August 2012.	20,727,441	—

	$347,043,142	$259,039,281

     On July 18, 2005, the Company closed on a $100 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%, payments are interest only for the first five years and principal payments are based on a 30-year amortization thereafter. Terms of the financing allow the Company to substitute collateral as long as certain debt-service-coverage and loan-to-value ratios are maintained. The loan will be funded in two stages, with $65 million funded at the initial closing with those proceeds used to repay all of the Company’s floating rate mortgage debt and reduce the balance outstanding on its unsecured credit facility. The Company also incurred a $0.1 million charge related to the write-off of unamortized debt costs associated with the refinancing transaction. The second funding ($35 million) is expected to occur on or before December 31, 2005, with the proceeds used to repay a mortgage loan maturing in December 2007 that bears interest at 7.26%. The Company expects to incur one-time charges of approximately $3 million in the fourth quarter of 2005 related to repaying this loan and writing off associated deferred financing costs. Five properties serve as the collateral for the first funding (Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park) and an additional two properties will be added to the collateral base with the second funding (Plaza 500 and Van Buren Business Park). The Company paid approximately $1.0 million of financing costs in July associated with the initial closing.

     As of September 30, 2005 and in conjunction with this financing transaction, the Company had posted two letters of credit in the amounts of $1.3 million and $0.3 million with Jackson National Life Insurance in lieu of cash deposits. The letters of credit were issued to secure rate-lock commitments and can be drawn upon in the event of the Company’s non-performance under the terms of the transaction. The letters of credit were issued by Key Bank N.A., and the Company pays a fee based on the spread consistent with borrowings under the line of credit terms with Key Bank N.A. On July 18, 2005, the first funding of this transaction closed, and the letter of credit was subsequently released without any amounts drawn. The $0.3 million letter of credit will remain outstanding through the second funding of the transaction.
(5) Segment Information
     The Company operates in one segment, industrial and flex/office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States.
(6) Related Party Transaction
     In August 2005, the Company subleased a portion of its former corporate office space to Donatelli & Klein, a real estate investment firm primarily focused on developing multifamily properties that is owned by the Company’s Chairman of the Board of Trustees. The lease was negotiated at market, and rent due under the terms of the sublease approximates $0.2 million annually over the remaining five-year term of the original lease. The Company remains obligated as primary lessee under the terms of the original lease.
(7) Shareholders’ Equity
     On March 31, 2005, the Company sold 2,050,000 common shares to an investor at $21.95 per share. The transaction generated net proceeds of approximately $44.9 million of which $44.7 million was used to repay borrowings and accrued interest outstanding on the Company’s unsecured credit facility. During the nine months ended September 30, 2005, 273,913 operating partnership units were redeemed for common shares. There were no redemptions during the three months ended September 30, 2005. The Company had 1,115,360 and 1,389,273 of operating partnership units outstanding at September 30, 2005 and December 31, 2004, respectively.
     On October 26, 2005, the Company completed an offering of 3,450,000 common shares, raising net proceeds of approximately $79.3 million. The Company used all of the net proceeds to pay down the majority of the balance on its revolving credit facility. The Company had borrowings outstanding on the credit facility of approximately $84.4 million prior to the repayment, including borrowings for October acquisitions.
(8) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows:

	2005	2004
Cash paid for interest on indebtedness	$14,655,893	$6,649,356
Issuance of common share to trustees	$56,348	$—
Non-cash financing activities
Debt assumed in connection with acquisitions of real estate	$52,589,077	$91,037,733
Conversion of operating partnership units	$3,664,162	$—

(9) Subsequent Events
     On October 7, 2005, the Company acquired 403/405 Glenn Drive, a two-building 197,201-square-foot multi-tenanted flex/industrial property in Sterling, Virginia, for $16.0 million. The property was 82% leased to sixteen tenants. The acquisition was funded with borrowings under the credit facility and the assumption of an $8.5 million mortgage loan, fair valued at $9.3 million, maturing in 2011 that bears interest at 7.6%.
     On October 12, 2005, the Company acquired, Diamond Hill Distribution Center, a four-building 712,500-square-foot industrial property in Chesapeake, Virginia, for $29.0 million. The property was 100% leased to four tenants. The acquisition cost was funded with available cash.
     On October 13, 2005, the Company acquired, Linden Business Center, a three-building 108,004-square-foot multi-tenanted flex/office property in Manassas, Virginia, for $15.2 million. The property was 84% leased to nine tenants. The acquisition was financed, in part, by the assumption of a $7.6 million mortgage loan, fair valued at $7.8 million, maturing in 2013 that bears interest at 6.0%; the balance of the acquisition cost was funded with available cash.
     On November 4, 2005, the Company acquired Prosperity Business Center, a 71,572 square foot industrial property in Merrifield, Virginia and Owings Mills Business Center, an 87,148-square foot four-building flex property in Owings Mills, Maryland for $17.5 million. Prosperity Business Center was 100% leased to seven tenants. Owings Mills Business was 92% leased to eight tenants. The acquisitions were funded with the issuance of 300,429 units of First Potomac’s Operating partnership valued at $23.58 per unit, $0.5 million in cash and the assumption of a $4.0 million mortgage loan on Prosperity Business Center and a $5.9 million mortgage loan on Owings Mills Business Center. The Prosperity Business Center loan bears interest at 6.3% and matures in 2013. The Owings Mills Business Center loan bears interest at 5.9% and matures in 2014.

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
     The Company is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of September 30, 2005, the Company owned 46 properties which were approximately 87.7% leased to a total of 420 tenants through 518 leases. The occupancy percentage was 93.4% at this date excluding 2000 Gateway Boulevard which was vacant at acquisition. The Company’s largest tenant is the U.S. Government, representing 14.1% of the Company’s annualized base rental revenue as of September 30, 2005. The Company derives substantially all of its revenue from leases on its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). At September 30, 2005, the Company was the sole general partner of and owned a 93.7% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by contributors of properties and other assets to our Operating Partnership and are presented as minority interests for accounting purposes.
Executive Summary
     Net income for the Company for the third quarter of 2005 was $1.6 million, or $0.09 per diluted share, compared with net income of $0.7 million, or $0.05 per diluted share, for the third quarter of 2004. The Company’s funds from operations for the three months ended September 30, 2005 were $8.3 million compared with $4.6 million during third quarter of 2004.
     Net income for the Company for the first nine months of 2005 was $3.1 million, or $0.20 per diluted share, compared with net income of $0.4 million, or $0.04 per diluted share, for the prior-year period. The Company’s funds from operations were $20.9 million for the first nine months of 2005 compared with $9.6 million during the first nine months of 2004. The Company’s net income and funds from operations increased during 2005 due to improved operating results of its existing portfolio and the positive impact from acquisitions. See “Funds from Operations” for further discussion and reconciliation to generally accepted accounting principles (“GAAP”) measures. In addition, 2005 per share amounts reflect a higher weighted average share count resulting from the September 2004 and March 2005 issuances of common shares.
Significant Third Quarter Transactions
•	Acquired the following properties:
•	Gateway Centre, a three-building, 99,632-square-foot multi-tenanted property in Manassas, Virginia, for $10.3 million. The acquisition was financed, in part, by the assumption of a $1.8 million mortgage loan, fair valued at $2.0 million. The balance of the acquisition cost was funded with available cash;

•	1434 Crossways Boulevard, a two-building, 220,501-square-foot multi-tenanted flex/office property in Chesapeake, Virginia, for $28.0 million. The acquisition was financed, in part, by the assumption of two separate mortgage loans of $8.7 and $10.0 million, fair valued at $20.7 million in the aggregate. The balance of the acquisition cost was funded with available cash;

•	2000 Gateway Boulevard, a 421,100-square-foot warehouse/flex property in Hampton, Virginia, for $14.0 million. The acquisition cost was financed with borrowings under the Company’s credit facility;

Other Activity
•	Closed on a $100.0 million fixed-rate secured financing with Jackson National Life; with $65.0 million funded in July 2005 and the remainder to be funded in fourth quarter 2005; and

•	Recognized $1.2 million in termination fee income during the third quarter 2005.

•	Recognized $0.3 million of non-recurring charges including $0.1 million due to the write-off of unamortized debt costs associated with mortgage refinancings and $0.2 million of severance-related charges.
Critical Accounting Policies and Estimates
     The Company’s consolidated and combined financial statements are prepared in accordance with U.S. GAAP that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. The use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectibility of accounts receivable, impairment of long-lived assets and purchase accounting for acquisitions of real estate.
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
     During the fourth quarter of 2004, the Company sold its property located at 6251 Ammendale Road located in Beltsville, Maryland. As a result, operating results for that asset are reflected as discontinued operations in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2004. The Company has had no continuing involvement with the property subsequent to its disposal.
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
Results of Operations
     Comparison of the Three and Nine Months Ended September 30, 2005 to the Three and Nine Months Ended September 30, 2004
     The results of operations for the three and nine months ended September 30, 2005 and 2004 are presented below.
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

     2005 Acquisitions
     The Company acquired the following properties during the nine months ended September 30, 2005: Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center, Glenn Dale Business Center, Gateway Centre, 1434 Crossways Boulevard and 2000 Gateway Boulevard. Collectively, the properties are referred to as the “2005 Acquisitions.”
     The balance of the portfolio is referred to as the “Remaining Portfolio”.
Total Revenues
     Revenues are summarized as follows:

					Three Months		Nine Months
	Three Months Ended		Nine Months Ended
	September 30,		September 30,			Percent		Percent
	2005	2004	2005	2004	Increase	Change	Increase	Change
Rental	$16,556,995	$10,556,176	$46,551,037	$24,240,006	$6,000,819	57%	$22,311,031	92%
Tenant reimbursements & other	4,155,842	1,626,363	8,621,962	3,665,784	2,529,479	156%	4,956,178	135%
     Rental Revenues
      Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue and deferred market rental revenue. Rental revenue increased $6,000,819 and $22,311,031 for the three and nine months ended September 30, 2005, respectively, compared to the same period in 2004 primarily as a result of the 2004 Acquisitions, which, in the aggregate, contributed $3,138,528 and $16,972,393, respectively. The increase can also be attributed to the 2005 Acquisitions which collectively contributed $2,453,708 and $4,020,586 during the respective three and nine months ended September 30, 2005 in rental revenue. The additional increase can be attributed to increased rental rates and higher occupancy for new and renewal leases within the remaining portfolio. Average rental rates on new and renewal leases increased 12.2% and 5.0% on a GAAP basis for the three months ended September 30, 2005, respectively, and 13.6% and 6.2% for the nine months ended September 30, 2005, respectively.
      The Company’s portfolio (excluding 2000 Gateway Boulevard) was 93.4% leased at September 30, 2005 compared to 93.0% leased at September 30, 2004. The improvement in portfolio occupancy in 2005 was due primarily to the 2004 Acquisitions and occupancy increases at our 13129 Airpark Road, Virginia Technology Center, 4200 Technology Court and Van Buren Business Park properties.
     Tenant Reimbursement and Other Revenues
     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as termination income and late fees. Tenant reimbursements and other revenues increased $2,529,479 and $4,956,178 during the three and nine months ended September 30, 2005, respectively, compared with the same period in 2004 due to the impact from the 2004 and 2005 Acquisitions. These acquisitions collectively resulted in $1,048,419 and $3,303,109 of additional tenant reimbursement revenue during the three and nine months ended September 30, 2005, respectively. In addition, $1,225,000 in termination fee income was recognized during the quarter ended September 30, 2005 resulting in an increase of $1,133,594 in termination fee income over the prior year period. The Company negotiated terminations in third quarter 2005 with two tenants occupying 25,000 square feet at Alexandria Corporate Park and 15,592 square feet at the Campus at Metro Park North. The Company has subsequently fully re-leased the terminated space at the Campus at Metro Park North. The Remaining Portfolio contributed the balance of the increase due to increased occupancy and an increase in triple-net leases that, in turn, result in more recovery of operating expenses. The Company typically converts full-service or industrial gross leases to triple-net leases when renewing tenants, as well as negotiating triple-net recoveries on new leases, providing for higher reimbursement of operating expenses such as insurance, taxes and common area maintenance.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

					Three Months		Nine Months
	Three Months Ended		Nine Months Ended
	September 30,		September 30,			Percent		Percent
	2005	2004	2005	2004	Increase	Change	Increase	Change
Property operating expenses	$3,288,410	$2,191,897	$9,443,162	$5,034,896	$1,096,513	50%	$4,408,266	88%
Real estate taxes & insurance	1,640,483	1,122,437	4,558,974	2,585,263	518,046	46%	1,973,711	76%
     Property Operating Expenses. Property operating expenses increased $1,096,513 and $4,408,266 for the three and nine months ended September 30, 2005, respectively, compared to 2004 substantially as a result of the $1,101,702 and $4,256,678 of property operating expenses associated with the 2004 and 2005 Acquisitions.
     Real Estate Taxes and Insurance. Real estate taxes and insurance increased $518,046 and $1,973,711 for the three and nine months ended September 30, 2005, respectively, compared to 2004 due primarily to $584,173 and $2,090,641 in real estate taxes and insurance costs related to the 2004 and 2005 Acquisitions during the respective periods. The Company’s increased portfolio size distributed risk within the overall portfolio creating economies of scale that resulted in lower insurance premiums. This resulted in lower insurance expense during 2005 within the Remaining Portfolio.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

				Three Months		Nine Months
Three Months Ended		Nine Months Ended
September 30,		September 30,			Percent		Percent
2005	2004	2005	2004	Increase	Change	Increase	Change
$2,053,561	$1,184,121	$5,691,135	$3,287,779	$869,440	73%	$2,403,356	73%
     General and administrative expenses increased in 2005 from 2004 primarily due to increased personnel resulting in higher gross compensation expense. The number of employees of the Company increased to 75 as of September 30, 2005 compared to 41 as of September 30, 2004. The Company anticipates that the personnel growth rate will not be as significant in future periods. In addition, the Company recognized approximately $0.2 million in third quarter 2005 related to severance charges associated with a former officer of the Company.
     Depreciation and amortization expenses are summarized as follows:

				Three Months		Nine Months
Three Months Ended		Nine Months Ended
September 30,		September 30,			Percent		Percent
2005	2004	2005	2004	Increase	Change	Increase	Change
$6,612,825	$3,811,330	$17,517,539	$8,961,169	$2,801,495	74%	$8,556,370	95%
     Depreciation and amortization expense increased $2,801,495 and $8,556,370 for the three and nine months ended September 30, 2005, respectively, compared to 2004 primarily due to depreciation and amortization associated with the 2004 and 2005 Acquisitions, which, collectively generated $3,005,897 and $9,559,993 in depreciation and amortization expense. This was offset by lower depreciation and amortization expense on the Remaining Portfolio primarily as a result of certain five-year personal property associated with the Company’s 1998 and 1999 acquisitions fully depreciating during 2004.

     Interest Expense
     Interest expense on indebtedness is summarized as follows:

				Three Months		Nine Months
Three Months Ended		Nine Months Ended
September 30,		September 30,			Percent		Percent
2005	2004	2005	2004	Increase	Change	Increase	Change
$5,493,088	$3,327,609	$14,682,081	$7,844,370	$2,165,479	65%	$6,837,711	87%
     Interest expense increased $2,165,479 and $6,837,711 for the three and nine months ended September 30, 2005 compared to the same period in 2004. The increase in interest expense for the three and nine months ended September 30, 2005, is primarily due to $1,341,579 and $5,260,830 of interest expense associated with mortgage loans assumed with the 2004 and 2005 Acquisitions. Interest expense associated with variable rate borrowings on our unsecured credit facility increased $330,992 and $1,108,140 during the three and nine months ended September 30, 2005, respectively, as a result of higher average balances outstanding during 2005, incurred primarily to finance acquisitions. The Company’s outstanding balance on its credit facility was $43,000,000 as of September 30, 2005. There were no outstanding borrowings on the Company’s credit facility at September 30, 2004. In July 2005, the Company closed on a $100.0 million fixed-rate 10-year loan collateralized by five properties. The first funding of $65.0 million in July 2005 resulted in an increase in interest expense of $327,944 for the three and nine months ended September 30, 2005. The Company also incurred a $0.1 million charge related to the write-off of unamortized debt costs associated with the refinancing transaction.
     Minority Interests
     Minority interests are summarized as follows:

				Three Months		Nine Months
Three Months Ended		Nine Months Ended
September 30,		September 30,			Percent		Percent
2005	2004	2005	2004	Change	Change	Change	Change
$(104,121)	($60,424)	$(232,286)	($24,140)	$(43,697)	72%	$(208,146)	862%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. At September 30, 2005, 6.3% of the interests were owned by limited partners compared to 9.0% at September 30, 2004. The reduction in minority interest ownership is attributable to the Company’s offerings of 5,520,000 and 2,050,000 common shares in September 2004 and March 2005, respectively, and 273,913 units being redeemed for common shares during the nine months ended September 30, 2005, all of which increased the Company’s percentage ownership of the Operating Partnership. Minority interest increased in 2005 as a result of the increase in net income, primarily driven by the impacts of the 2004 and 2005 Acquisitions.
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
     On November 30, 2004, the Company entered into a $75 million unsecured credit facility with Key Bank N.A. and Wells Fargo National Bank, with Key Bank N.A. as managing administrative agent, to replace the Company’s secured credit facility with Fleet National Bank. Upon entering into this new facility, the Company terminated its secured credit facility with Fleet National Bank. The new credit facility matures on December 31, 2006; however, the Company can extend the line for a period of one year. Availability under the facility is based upon the value of the Company’s unencumbered assets. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value. The Company is required to pay commitment fees that vary from 0.15% to 0.25% based on the amount of unused capacity under the credit facility. The unsecured facility contains financial and other covenants with which the Company must comply, all of which the Company met as of September 30, 2005. Failure to comply with any of the covenants under our unsecured debt facility could result in default. The Company also has the option to increase the facility by up to an additional $75 million prior to December 31, 2006.
     On June 28, 2005, the Company entered into a first amendment to its unsecured revolving credit facility with Key Bank N.A. and Wells Fargo National Bank. The amendment reduced the applicable LIBOR margin from a range of 170 to 250 basis points to a range of 145 to 195 basis points and increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value. At September 30, 2005, the borrowing rate under the credit facility was LIBOR (3.86% at September 30, 2005) plus 145 basis points.

     On October 12, 2005, the Company entered into a second amendment to its unsecured revolving credit facility, which increased the permitted borrowings under the credit facility from $75 to $100 million, changed the maximum recourse debt covenant from $10 million to 10% of gross asset value, modified the process for adding eligible unencumbered properties to the unsecured corporate debt and removed a restriction regarding additional unsecured corporate debt.
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
     The Company completed an offering of 3,450,000 common shares, which closed on October 26, 2005, raising net proceeds of approximately $79 million. The Company used all of the net proceeds to pay down the majority of the balance on its revolving credit facility. The Company had borrowings outstanding on the credit facility of approximately $84 million prior to the repayment, including the borrowings for October acquisitions.
     The Company intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive. The Company has an effective S-3 registration statement with the Securities and Exchange Commission to allow it to issue up to $300 million in debt and equity securities with approximately $171 million available for issuance subsequent to the October 26, 2005 offering.
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
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
	2005	2004	Change
Cash and cash equivalents	$3,940,751	$20,206,033	$(16,265,282)
Cash provided by operating activities	17,359,593	9,013,409	8,346,184
Cash used in investing activities	(83,715,996)	(81,427,563)	(2,288,433)
Cash provided by financing activities	67,764,885	76,312,679	(8,547,794)
     Net cash provided by operating activities increased $8,346,184 in 2005. This increase was due largely to the increase in operating income provided by the 2004 and 2005 Acquisitions and $1,225,000 of termination fee income in third quarter 2005.

     Cash used in investing activities increased $2,288,433 in 2005 due primarily to the $2,030,000 in earnest money deposits included in prepaid expenses and other assets related to acquisitions that closed in the fourth quarter of 2005 as compared with $350,000 during the same period in 2004. The Company invested $3,192,321 in capital and tenant improvement costs during the nine months ended September 30, 2005 as compared to $1,603,947 during the prior period in 2004. The Company acquired Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center, Glenn Dale Business Center, 1434 Crossways Boulevard and 2000 Gateway Boulevard for cash of $78,493,675 net of assumed mortgage debt of $52,589,077 during 2005. During the first nine months of 2004 the Company invested $79,473,616 towards the acquisitions of Herndon Corporate Center and Aquia Commerce Center I & II, Suburban Maryland Portfolio and Airpark, net of the $91,037,733 of mortgage debt assumed.
     Net cash provided by financing activities decreased $8,547,794 in 2005. Net proceeds from the sale of 2,050,000 common shares that closed on March 31, 2005, was $44,923,363 compared to $91,789,543 for the nine months ended September 30, 2004. Borrowings of $88,800,000 under the Company’s credit facility were used to partially finance the Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center, Glenn Dale Business Center, Gateway Center Manassas and 1434 Crossways Boulevard acquisitions. The Company incurred additional mortgage debt of $65.0 million in conjunction with a $100.0 million financing transaction initially funded in July 2005 with the remaining $35.0 million to be funded in fourth quarter 2005. The Company repaid debt including interest and principal amortization of $115,065,128 during the nine months ended September 30, 2005, including an $85,479,912 partial paydown of the credit facility and $25,500,000 to payoff of the Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center mortgage loans. The Company paid dividends to shareholders and distributions to minority interests of $14,033,154 in 2005 as compared to $6,274,256 during 2004.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of September 30, 2005, the Company is the sole general partner of and owns 93.7% of the Operating Partnership’s units. The remaining 6.3% of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On October 12, 2005, the Company declared a dividend of $0.30 per common share for the quarter ended September 30, 2005. The dividend, which equates to an annualized dividend of $1.20 per share, will be paid on November 10, 2005, to shareholders of record on October 31, 2005.
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
     The following table presents a reconciliation of net income to FFO available to common share and unitholders for the three month periods ended September 30, 2005 and September 30, 2004.

	Funds From Operations		Funds From Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders	$1,561,485	$657,161	$3,126,143	$428,685
Add: Real estate depreciation and amortization	6,612,825	3,811,330	17,517,539	8,961,169
Discontinued operations depreciation and amortization	—	50,658	—	180,240
Minority interests	104,121	66,806	232,286	34,374

FFO available to common shareholders and unitholders	$8,278,431	$4,585,955	$20,875,968	$9,604,468

Weighted average number of diluted common shares and partnership units outstanding	17,895,101	15,680,243	17,067,823	12,164,828

Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional equity or debt securities; and other risks detailed in the Company’s Annual Report on Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangement as of September 30, 2005.

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
     The Company had $43.0 million in variable rate debt, from our unsecured credit facility, or 11% of the total $390.0 million debt outstanding as of September 30, 2005. On July 18, 2005, the Company closed on a $100.0 million loan with a 10-year term at a fixed interest rate of 5.19%. The loan was funded in two stages, with the first $65.0 million funded at the initial closing and the remaining $35.0 million anticipated in the fourth quarter of 2005. Proceeds from the first funding were used to repay all of the Company’s floating rate mortgage debt and to reduce the balance outstanding on the unsecured credit facility.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at September 30, 2005 to be $350.2 million compared to the $347.0 million carrying value at that date.
     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements with a notional amount of $25.5 million on floating rate mortgage debt that was paid off in July 2005 as part of the financing transaction discussed above. Under the terms of these agreements, the Company made an initial premium payment to counter-party, in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels on $25.5 million of the Company’s outstanding variable rate debt during the term of the agreement. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The remaining fair value of the interest rate caps was written off in July 2005 upon retirement of the underlying mortgage debt.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 6. Exhibits

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172).

10.1	Amendment No. 1 to the Registrant’s 2003 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2005 and filed with the SEC on October 20, 2005).

10.2	Loan Agreement by and between Jackson National Life Insurance Company, as Lender and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First, LLC, Bren Mar, LLC, Plaza 500, LLC and FP Van Buren, LLC, all Delaware limited liability companies, as Borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on July 22, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: November 9, 2005	/s/ Douglas J. Donatelli

Douglas J. Donatelli
President and Chief Executive Officer

Date: November 9, 2005	/s/ Barry H. Bass

Barry H. Bass
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333.107172).

10.1	Amendment No. 1 to the Registrant’s 2003 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2005 and filed with the SEC on October 20, 2005).

10.2	Loan Agreement by and between Jackson National Life Insurance Company, as Lender and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First, LLC, Bren Mar, LLC, Plaza 500, LLC and FP Van Buren, LLC, all Delaware limited liability companies, as Borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on July 22, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)