Form 10-K
period 2005-12-31
FIRST POTOMAC REALTY TRUST
filed 2006-03-16
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
7600 Wisconsin Avenue, 11th Floor
Bethesda, MD
(Address of principal executive offices)
20814
(Zip Code)
(301) 986-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares of beneficial interest, $0.001 par value per share	New York Stock Exchange
(Title of Class)	(Name of Exchange upon Which
Registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).    ☐ Large Accelerated Filer    ☑ Accelerated Filer    ☐ Non-Accelerated Filer
Indicate by check work whether the registrant is a shell company (as defined in Exchange Act Rule 126-2) YES ☐ NO ☑
The aggregate market value of the registrant’s Common Shares of beneficial interest, $0.001 par value per share, at June 30, 2005, held by those persons deemed by the registrant to be non-affiliates was approximately $406,785,100.
As of March 16, 2006, there were 20,427,755 Common Shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

PART I
ITEM 1. BUSINESS
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
     The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc., the general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of, and owns a 93.5% interest in, the Operating Partnership.
     The Company focuses on acquiring properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of December 31, 2005, the Company owned 52 properties totaling approximately 8.3 million square feet, and the Company’s properties were approximately 89.3% leased (94.0% leased excluding 2000 Gateway Boulevard) to a total of 471 tenants. The Company’s largest tenant is the U.S. Government, which leases approximately 681,759 square feet under 23 leases, representing approximately 12.5% of the Company’s annualized base rent as of December 31, 2005.
Narrative Description of Business
     The Operating Partnership was formed in 1997 to utilize management’s knowledge of and experience in the southern Mid-Atlantic real estate market to seek to create the leading industrial and flex property owner in the region. The Company believes that the large number of properties meeting its investment criteria and the fragmented ownership of industrial and flex property in the region creates an opportunity for it to achieve this goal. According to CoStar, a real estate market research firm, at December 31, 2005, First Potomac had become the largest owner of flex and industrial properties in the Washington, D.C. metropolitan area with a 2.3% share of the market.
     The Company’s acquisition strategy focuses on industrial and flex properties in its target markets that generally meet the following investment criteria:
•	established locations;

•	below-market rents; and

•	absentee ownership.
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

Significant 2005 Developments
     During 2005, we completed the following:
•	Acquired 13 properties totaling 3.0 million square feet at a contractual purchase price of $214.0 million;

•	Completed our first Operating Partnership Unit Transaction as a Public Company;

•	Raised $44.9 million through a direct placement of 2,050,000 common shares at a price of $21.95 per share;

•	Raised net proceeds of approximately $79.1 million through an underwritten public offering of 3,450,000 common shares at a price of $24.23 per share;

•	Entered into a first amendment to our unsecured revolving credit facility with KeyBank N.A. and Wells Fargo National Bank. The amendment reduced the applicable interest rate from a range of 1.70% to 2.50% to a range of 1.45% to 1.95% over LIBOR and increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value;

•	Entered into a second amendment to our unsecured revolving credit facility, which increased the permitted borrowings from $75 million to $100 million, changed the maximum recourse debt covenant from $10 million to 10% of gross asset value, modified the process for adding eligible unencumbered properties to borrowing base and removed a restriction regarding additional unsecured corporate debt;

•	Entered into a $100 million fixed-rate loan with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed interest rate of 5.19%. The loan was funded in two stages, with the first $65 million funded on July 18, 2005. Borrowings pursuant to the first funding were used to repay all the Company’s floating rate mortgage debt and to reduce the balance outstanding on our unsecured credit facility. The second $35 million funding occurred on December 16, 2005 with the borrowings used to satisfy the obligation under a mortgage loan maturing in December 2007. The Company incurred debt retirement charges totaling approximately $2.9 million related to these financings;

•	Recognized $1.2 million in termination fee income from two tenants for negotiated terminations effective September 30, 2005.
     Total assets at December 31, 2005 were $727.8 million compared to $510.1 million at December 31, 2004.
Competitive Advantages
     The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, including:
•	Experienced Management Team. The Company’s senior management team averages more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

•	Focused Strategy. The Company is the only publicly traded REIT focused exclusively on industrial and flex properties in the southern Mid-Atlantic region, one of the largest, most stable markets for assets of this type.

•	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less sophisticated owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates, frequent acquisition opportunities, and strong tenant bases, according to Delta Associates, a market research firm. The Company believes that additional U.S. Government spending for national defense and homeland security will continue to increase demand for industrial and flex space in its markets by both U.S. Government agencies and government contractors working on related projects.

•	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•	Favorable Lease Terms. As of December 31, 2005, 384 of the Company’s 581 leases (representing 73.1% of the leased space in our portfolio) were triple net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for rent growth through contractual rent increases.

•	Tenant Mix. As of December 31, 2005, the Company’s tenants included the U.S. Government (12.5% of its annualized base rent), government contractors (17.2%), Fortune 500 companies (14.7%) and more than 330 additional smaller tenants, most of which hold leases covering less than 15,000 square feet (55.6%). The Company believes its current tenant base provides a desirable mix of stability, diversity and growth potential.
Executive Officers of the Company
     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position
Douglas J. Donatelli	44	President, Chief Executive Officer and Trustee Douglas J. Donatelli is one of the co-founders of the Company and has served as President, Chief Executive Officer and Trustee since its predecessor’s founding in 1997. Prior to 1997, Mr. Donatelli served as Executive Vice President of Donatelli & Klein, Inc. (“D&K”) located in Washington, D.C. and President of D&K Management, D&K’s property management subsidiary, where he oversaw all of the major operational aspects of D&K’s property ownership activities. From 1985 to 1991, Mr. Donatelli also served as President of D&K Broadcasting, a communications-related subsidiary of D&K that owned Fox-network affiliated television stations. Mr. Donatelli holds a Bachelor of Science degree in Business Administration from Wake Forest University and is a member of the Urban Land Institute and National Association of Real Estate Investment Trusts.

Barry H. Bass	42	Executive Vice President, Chief Financial Officer Barry H. Bass served as Senior Vice President and Chief Financial Officer since joining the Company in 2002 and was elected Executive Vice President in February 2005. From 1999 to 2002, Mr. Bass was a senior member of the real estate investment banking group of Legg Mason Wood Walker, Inc. where he advised a number of public and private real estate companies in their capital raising efforts. From 1996 to 1999, Mr. Bass was Executive Vice President of the Artery Organization in Bethesda, Maryland, an owner and operator of real estate assets in the Washington, D.C. area, and prior to that a Vice President of Winthrop Financial Associates, a real estate firm with over $6 billion of assets under management, where he oversaw the Company’s asset management group. Mr. Bass is a cum laude graduate of Dartmouth College and is a member of the National Association of Real Estate Investment Trusts.

Joel F. Bonder	57	Executive Vice President, General Counsel and Secretary Joel F. Bonder has served as Executive Vice President, General Counsel and Secretary since joining the Company in January 2005. He was General Counsel of Apartment Investment and Management Company (AIMCO), one of the largest public apartment REITs in the country, from 1997 to 2002, and General Counsel of National Corporation for Housing Partnerships, the largest private owner of FHA-insured multifamily housing, and its parent, NHP Incorporated, from 1994 to 1997. Mr. Bonder was Counsel at Bryan Cave LLP from 1993 to 1994 in Washington, D.C., where he specialized in corporate, real estate and project finance. Mr. Bonder is a graduate of the University of Rochester and received his JD degree from Washington University School of Law. He is admitted to the bar in the District of Columbia, Massachusetts, and Illinois.

James H. Dawson	48	Executive Vice President, Chief Operating Officer James H. Dawson served as Senior Vice President and Chief Operating Officer of the Company since 1998 and was elected Executive Vice President in February 2005. Mr. Dawson has coordinated the Company’s management and leasing activities since joining the company in 1998. Prior to joining the Company, Mr. Dawson spent 18 years with Reico Distributors, a large user of industrial and flex product in the Baltimore/Washington corridor. At Reico, he was responsible for the construction and management of the firm’s warehouse portfolio. Mr. Dawson received his Bachelor of Science degree in Business Administration from James Madison University and is a member of the Northern Virginia Board of Realtors, the Virginia State Board of Realtors and the Institute of Real Estate Management.

Nicholas R. Smith	41	Executive Vice President, Chief Investment Officer Nicholas R. Smith is one of the co-founders of the Company and has served as Executive Vice President and Chief Investment Officer since its predecessor’s founding. He has over 15 years experience in commercial real estate in the Washington, D.C. area, including seven years with D&K and D&K Management from 1990 to 1997. Prior to joining D&K, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in McLean, Virginia and Transwestern/Carey Winston (formerly Barrueta & Associates, Inc.) a Washington-based commercial real estate brokerage and property management firm. Mr. Smith is a graduate of the Catholic University of America. He is a member of the District of Columbia Building Industry Association and the Urban Land Institute.

Michael H. Comer	40	Senior Vice President, Chief Accounting Officer Michael H. Comer served as the Company’s Vice President, Chief Accounting Officer since August 2003 and was elected Senior Vice President in February 2005. Prior to joining the Company, Mr. Comer was Controller at Washington Real Estate Investment Trust (WRIT), a Washington, D.C.-based, diversified real estate investment trust, where from 1999 to 2003 he was responsible for overseeing the Company’s accounting operations and its internal and external financial reporting. Prior to his tenure at WRIT, he was a manager in corporate accounting at The Federal Home Loan Mortgage Corp., and, prior to that position, was with KPMG LLP in Washington, D.C. where he performed audit, consultation and advisory services from 1990 to 1994. He is a CPA and a graduate of the University of Maryland where he received a Bachelor of Science in Accounting. Mr. Comer is a member of the American Institute of Certified Public Accountants and a member of the National Association of Real Estate Investment Trusts.

Timothy M. Zulick	42	Senior Vice President, Leasing Timothy M. Zulick has been the Senior Vice President, Leasing since August 2004. Prior to joining the Company, Mr. Zulick was Senior Vice President at Trammell Crow Company where, from 1998 to 2004, he concentrated on leasing, sales and development of flex and industrial properties in the Baltimore-Washington Corridor. From 1994 to 1998, he worked as a tenant and landlord representative with Casey ONCOR International where he also focused on leasing and sales of industrial properties. Prior to that, Mr. Zulick was with Colliers Pinkard and specialized in the valuation of commercial real estate in Maryland. He received a Bachelors degree in Business Administration from Roanoke College. Mr. Zulick is a licensed real estate person and an active member of the Society of Industrial and Office Realtors (SIOR).
The Company’s Market
     Ownership of industrial and flex properties in the southern Mid-Atlantic region is highly fragmented. According to a report by Delta Associates, a real estate market research firm, the southern Mid-Atlantic region contains approximately 475 million square feet of industrial and flex property, which the Company estimates has an aggregate fair market value of more than $40 billion based on its knowledge of comparable per square foot sale prices of these property classes in this region. According to CoStar Group, these properties are owned by hundreds of different owners, ranging from large institutional investors to small investors and owner/occupants, with no single owner holding a significant share of the property market. For example, in the Washington, D.C. metropolitan area, First Potomac has become the largest owner of industrial and flex property with 2.3% of the market by square footage.
     The Washington, D.C. metropolitan area has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. metropolitan area also boasts one of the most stable economies in the country, primarily attributable to the presence of the U.S. Government and the private contractors that service the U.S. Government. The private sector is supported by the procurement spending of the U.S. Government, which has enhanced the area’s technology industry and tempered the negative impact of national economic cycles. The Washington, D.C. area is the country’s eighth largest metropolitan area in population and sixth in jobs according to the Department of Labor, and fourth in economic output according to the Delta Associates.
     The Company’s other primary markets are Hampton Roads, Virginia, the regional name given to the Norfolk–Virginia Beach–Newport News metropolitan area, Baltimore, Maryland and Richmond, Virginia. Hampton Roads is home to the largest military station in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. In addition, the Norfolk port is the second busiest port on the East Coast of the United States in terms of container volume. The Baltimore metropolitan area, with approximately 150 million square feet of industrial space, has recently strengthened its position as a major trade and distribution center with strong employment growth in wholesale and retail trade. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants.
     Recent increased U.S. Government spending relating to national defense, including increased military and defense spending by the Department of Defense and the creation of the Department of Homeland Security, has benefited the industrial and flex markets in the southern Mid-Atlantic region, and the Company believes that additional defense and homeland security related spending will continue to create further demand for industrial and flex property in its markets.
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
     In 1991, it was discovered that portions of the soil and groundwater under the Newington Business Park Center in Lorton, Virginia (“Site”) had been affected by one or more leaking underground storage tanks from an adjacent property owned by a third-party and operated by Waste Management of Virginia, Inc. The Virginia Department of Environmental Quality (DEQ), ordered the third-party to cleanup the petroleum-based free product (gasoline range petroleum hydrocarbons) on the adjacent property and the Site. A treatment system was designed to capture and monitor the contamination from both the adjacent property and the Site. The case was closed by the DEQ after risk-based levels of contamination were contained but re-opened when free petroleum product was again found on top of the groundwater under the Site. The third-party owner paid for further removal of free petroleum product directly from two groundwater wells at the Site and subsequently requested closure of the case. On August 24, 2004, the DEQ requested that three additional monitoring wells be installed on the Site since free petroleum product continued to be present in two of the monitoring wells. The three new monitoring wells were installed by Waste Management of Virginia, Inc. and sampling revealed no free petroleum product in those wells. However, free petroleum product was observed in 2005 in the two older wells. The water table beneath the site continues to be monitored. The Company believes that liability for future cleanup, if any, of this subsurface contamination will be imposed on the third-party owner and not the Company.
Employees
     The Company had 99 employees as of March 16, 2006. The Company believes relations with its employees are good.
Availability of Reports
     A copy of this annual report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, on its Internet Web site (www.first-potomac.com). All of these reports are made available on the Company’s Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The Company’s Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Trustees are also available on the Company’s Web site at www.first-potomac.com, and are available in print to any shareholder upon request in writing to First Potomac Realty Trust, c/o Investor Relations, 7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814. The information on the Company’s Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing it makes with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS
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
          The U.S. Government accounts for 12.5% of our annualized base rent as of December 31, 2005. On July 31, 2002, the United States Department of Defense issued the Unified Facilities Criteria (“UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from our inability to comply with the UFC standards or for any other reason or the loss of a future significant tenant would have an adverse effect on our financial results and the value of our affected properties. A reduction or elimination of rent from the U.S. Government or other significant tenants would reduce our cash flow and adversely affect our ability to make distributions to our shareholders.
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
          We have a revolving credit facility with KeyBank and Wells Fargo that bears interest at a variable rate on any amounts drawn on the facility. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our shareholders.
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
          Over the last few years, we have focused our efforts on the acquisition and redevelopment of industrial and flex properties. We intend to continue to acquire, and may in the future develop, industrial and flex properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our estimated return on investment proves to be inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we have acquired properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

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
          We expect to develop new properties or add to existing properties in the future. Our renovation, redevelopment, development and related construction activities may subject us to the following risks:
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
          We have entered into employment agreements with our executive officers, Douglas J. Donatelli, Nicholas R. Smith, Barry H. Bass, James H. Dawson and Joel F. Bonder that provide them with severance benefits if their employment ends under certain circumstances following a change in control of our company or if the executive officer resigns for “good reason” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or deter a change in control of the company that might involve a premium price for our common shares or otherwise be in the interests of our shareholders.

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
          Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli and Nicholas R. Smith. In particular, the extent and nature of the relationships that Mr. Donatelli and Mr. Smith and the other members of our senior management team have developed in the real estate community in our markets is critically important to the success of our business. Although we have employment agreements with Mr. Donatelli and Mr. Smith and other key executive officers, there is no guarantee that Mr. Donatelli and Mr. Smith or these other key executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Donatelli and Mr. Smith, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our common shares.
     The chairman of our board of trustees, Louis T. Donatelli, has other business interests that may hinder his ability to allocate sufficient time to our operations and he and certain other of our trustees may have conflicts of interest with our company.
          Our chairman, Louis T. Donatelli, has other business interests that may hinder his ability to spend adequate time on our business. Mr. Donatelli is also Chairman of Donatelli & Klein, Inc. (D&K), a real estate investment firm that focuses on the Washington, D.C. area. Mr. Donatelli continues to provide management and other services to D&K. The provision of those services may reduce the time Mr. Donatelli is able to devote to our business. In addition, consistent with his fiduciary duties to the Company, Mr. Donatelli may compete against us outside of a specific geographic area and outside of the industrial or flex property market.
          One of our trustees, Terry L. Stevens, currently serves as Vice President and Chief Financial Officer of Highwoods Properties, Inc., a fully integrated, North Carolina-based REIT that owns, leases, manages, develops, and constructs office, industrial and retail properties, some of which are located in our target markets. As a result, conflicts may arise when our Company and Highwoods Properties, Inc. compete in the same markets for properties, tenants, personnel and other services.
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
          Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to make distributions to our shareholders will be adversely affected. Income from properties may be adversely affected by:
▪	decreases in rent and/or occupancy rates due to competition or other factors;

▪	increases in operating costs such as real estate taxes, insurance premiums, site maintenance and utilities;

▪	changes in interest rates and the availability of financing; and

▪	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
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
          Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:
▪	adverse changes in national and local economic and market conditions;

▪	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older buildings;

•	changes in operating expenses; and

•	civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
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
If First Potomac Management, Inc. failed to qualify as an S corporation during any of its tax years, we may be responsible for any entity level taxes due.
          On February 28, 2006, the Company entered into and closed under an Agreement and Plan of Merger with First Potomac Management, Inc., a Delaware S corporation (“FPM, Inc.”) owned solely by the Company’s Chairman, Louis T. Donatelli, four members of senior management, Douglas J. Donatelli, Nicholas R. Smith, James H. Dawson and Barry H. Bass, and a former member of senior management, Kyung Rhee (“Merger Agreement”). Pursuant to the Merger Agreement, FPM, Inc. merged into the Company in a merger under Section 368(a) of the Code (the “Merger”). Although we believe FPM, Inc. qualified as an S corporation for federal and state income tax purposes since its incorporation in 1997, the Company may be responsible for any entity level taxes due if FPM, Inc. did not qualify at any time as an S corporation. FPM, Inc. shareholders have severally indemnified the Company against any such loss, however, in the event one or more of the shareholders is unable to fulfill its indemnification obligation, the Company may not be reimbursed for a portion of the taxes.
     Risks Related to an Investment in Our Common Shares
     Our common shares trade in a limited market which could hinder your ability to sell our common shares.
          Our equity market capitalization places us at the low end of market capitalization among all REITs. Because of our small market capitalization, many of our investors are individuals. Our common shares experience limited trading volume; relatively, many investors may not be interested in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having such a limited market. Any substantial sale of our common shares could have a material adverse effect on the market price of our common shares.
     The market price and trading volume of our common shares may be volatile.
          The market price of our common shares may become highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:
▪	actual or anticipated declines in our quarterly operating results or distributions;

▪	reductions in our funds from operations;

▪	increases in market interest rates that lead purchasers of our securities to demand a higher dividend yield;

▪	changes in market valuations of similar companies;

▪	adverse market reaction to any increased indebtedness we incur in the future;

▪	additions or departures of key management personnel;

▪	actions by institutional shareholders;

▪	speculation in the press or investment community; and

▪	general market and economic conditions.

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
     Item 1B. Unresolved Staff Comments
     We are not aware of any unresolved staff comments as of March 16, 2006.

ITEM 2: PROPERTIES
     As of December 31, 2005, the Company owned in fee simple the following 52 properties totaling approximately 8.3 million square feet:

							Leased at
		No. of		Year of		Annualized	December
Property	Property Type	Bldgs.	Location	Acquisition	Square Footage	Rent	31, 2005[1]	Primary Tenants
Plaza 500	Multi-tenant industrial	2	Alexandria, VA	1997	506,725	$5,151,478	96.1%	U.S. Government; Stock Building Supply, Inc.
Van Buren Business Park	Flex	5	Herndon, VA	1997	109,310	1,940,062	96.5%	Fibertek
6600 Business Parkway	Single-tenant industrial	1	Elkridge, MD	1997	172,200	1,006,120	100.0%	REICO Distributors
13129 Airpark Road	Multi-tenant industrial	1	Culpeper, VA	1997	150,400	748,224	100.0%	Hoppmann, Packard Humanities Institute
Tech Court	Flex	2	Chantilly, VA	1998	64,064	747,102	77.0%	Urban Engineering & Associates
Newington Business Park Center	Multi-tenant industrial	7	Lorton, VA	1999	254,114	2,468,514	98.3%	U.S. Government
Crossways Commerce Center I	Multi-tenant industrial	1	Chesapeake, VA	1999	348,615	1,968,943	100.0%	Anteon; Visteon
Crossways Commerce Center ll	Flex	2	Chesapeake, VA	1999	147,736	1,513,918	100.0%	First Data
Coast Guard Building	Flex	1	Chesapeake, VA	1999	61,992	920,934	100.0%	U.S. Government
Snowden Center	Flex	4	Columbia, MD	2002	140,438	1,812,534	88.9%	Paratek Microwave
Rumsey Center	Flex	4	Columbia, MD	2002	134,654	1,135,251	78.0%	Signal Perfection, LTD
Greenbrier Technology Center II	Flex	1	Chesapeake, VA	2002	79,684	913,677	90.1%	AMSEC
Norfolk Business Center	Flex	1	Norfolk, VA	2002	90,682	723,515	87.7%	Dataline; Verizon
Virginia Center	Flex	1	Glen Allen, VA	2003	119,324	1,286,903	86.8%	Service Partners; GAC
Interstate Plaza	Single-tenant industrial	1	Alexandria, VA	2003	107,320	1,262,268	100.0%	U.S. Government
Alexandria Corporate Park	Multi-tenant industrial	1	Alexandria, VA	2003	278,130	4,258,272	81.9%	U.S. Government; CACI
Herndon Corporate Center	Flex	4	Herndon, VA	2004	127,353	2,671,710	100.0%	U.S. Government
Aquia Commerce Center I & II	Flex	2	Stafford, VA	2004	64,488	1,496,700	100.0%	U.S. Government
Deer Park	Flex	4	Randallstown, MD	2004	171,140	1,279,208	84.8%	GT Brothers, Inc.
Gateway Center	Flex	2	Gaithersburg, MD	2004	44,307	646,157	100.0%	Montgomery County Auto Parts
Gateway West	Flex	4	Westminster, MD	2004	110,147	921,723	79.4%	Carroll County Public Library
Girard Business Center	Flex	3	Gaithersburg, MD	2004	123,900	1,169,690	87.1%	Aspen Systems Corporation
Girard Place	Flex	4	Gaithersburg, MD	2004	175,217	1,424,016	100.0%	Spirent Communications
15 Worman’s Mill Court	Flex	1	Frederick, MD	2004	39,966	377,810	100.0%	Charles River Laboratories
20270 Goldenrod Lane	Flex	1	Germantown, MD	2004	24,468	347,812	75.2%	RE/Max
6900 English Muffin Way	Multi-tenant industrial	1	Frederick, MD	2004	165,690	1,097,122	100.0%	BP Solar; Capricorn Pharma
4451 Georgia Pacific Boulevard	Multi-tenant industrial	1	Frederick, MD	2004	169,750	1,138,557	100.0%	Iron Mountain Information Management
7561 Lindbergh Drive	Single-tenant industrial	1	Gaithersburg, MD	2004	36,000	300,437	100.0%	JK Moving and Storage
Patrick Center	Office	1	Frederick, MD	2004	66,706	1,297,063	95.5%	Miles & Stockbridge; Merrill Lynch
West Park	Office	1	Frederick, MD	2004	28,950	437,602	83.8%	U.S. Government; Batelle Memorial Institute
Woodlands Business Center	Office	1	Largo, MD	2004	37,940	451,678	60.1%	Comcast Cable
Old Courthouse Square	Retail	1	Martinsburg, WV	2004	201,350	1,181,584	96.0%	U.S. Government; Food Lion
Airpark Place	Flex	3	Gaithersburg, MD	2004	82,200	931,216	89.1%	Dexall Biomedical Labs
15395 John Marshall Highway	Single-tenant industrial	1	Haymarket, VA	2004	123,777	1,147,413	100.0%	Engineering Solutions & Products
Norfolk Commerce Park II	Flex	1	Norfolk, VA	2004	128,147	1,402,836	93.7%	Verizon Virginia; Trader Publishing
Crossways II	Flex	1	Chesapeake, VA	2004	85,004	898,873	100.0%	Wachovia Bank, N.A.
Windsor at Battlefield	Flex	2	Manassas, VA	2004	154,226	1,113,346	65.9%	CRI/AHC; SAIC
Campus at Metro Park North	Flex	4	Rockville, MD	2004	190,238	4,172,716	100.0%	Montgomery County Government
4612 Navistar Drive	Single-tenant industrial	1	Frederick, MD	2004	215,085	1,781,034	100.0%	FKI Logistex
Reston Business Campus	Flex	4	Reston, VA	2005	83,000	1,436,263	91.6%	PSC, Inc.
Enterprise Center	Flex	4	Chantilly, VA	2005	189,116	2,779,657	82.5%	Harris Corporation
1400 Cavalier Boulevard	Multi-tenant Industrial	3	Chesapeake, VA	2005	299,963	1,275,593	100.0%	The Burris Company
Glenn Dale Business Center	Multi-tenant Industrial	1	Glenn Dale, MD	2005	315,191	1,632,865	99.2%	TVI Corporation, Home Depot
Gateway Centre	Flex	3	Manassas, VA	2005	99,607	967,872	91.4%	GMRI, CACI
1434 Crossways Boulevard	Office	2	Chesapeake, VA	2005	220,501	2,447,394	100.0%	Electronic Data Systems
2000 Gateway Boulevard	Multi-tenant Industrial	1	Hampton, VA	2005	421,100	—	0.0%	—
403/405 Glenn Drive	Flex	2	Sterling, VA	2005	197,201	1,219,719	81.7%	Iron Mountain
Diamond Hill Distribution Center	Multi-tenant Industrial	4	Chesapeake, VA	2005	712,550	2,780,781	99.8%	TDS Logistics
Linden Business Center	Flex	3	Manassas, VA	2005	108,004	1,261,548	84.3%	Automotive Resources
Owings Mills Business Center	Flex	4	Owings Mills, MD	2005	87,148	1,092,203	93.8%	The Foundation Fighting Blindness
Prosperity Business Center	Multi-tenant Industrial	1	Merrifield, VA	2005	71,572	764,737	100.0%	Prosperity Food Group
1000 Lucas Way	Flex	2	Hampton, VA	2005	182,175	1,390,595	91.5%	Health Net Federal Services

TOTAL		114			8,318,565	$74,593,245	89.3%

[1]	Leased percentage includes four leases totaling 17,184 square feet executed as of December 31, 2005 that commence in the first quarter of 2006.
     Our principal executive offices are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. The Company leases approximately 18,000 square feet at this location and believes this space is sufficient to meet our current needs. The Company relocated its corporate offices within Bethesda, Maryland on August 1, 2005. We have three other regional offices for our property management operations.

ITEM 3. LEGAL PROCEEDINGS
     As of December 31, 2005, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of securities holders during the fourth quarter of its fiscal year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s Common Shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company began trading on the New York Stock Exchange upon the closing of the initial public offering in October 2003. As of December 31, 2005, there were 30 shareholders of record and an estimated 5,717 beneficial owners.
     The following table sets forth the high and low sales prices for the Company’s Common Shares and the distributions paid per share for 2005 and for 2004.

	Price Range		Dividends
2005	High	Low	Per Share
Fourth Quarter	$28.04	$23.87	$0.300
Third Quarter	27.22	24.25	0.290
Second Quarter	25.35	21.77	0.275
First Quarter	24.34	20.85	0.260

	Price Range		Dividends
2004	High	Low	Per Share
Fourth Quarter	$23.45	$20.11	$0.23
Third Quarter	20.90	19.00	0.21
Second Quarter	20.95	16.33	0.20
First Quarter	21.40	18.41	0.10
     We will pay future distributions at the discretion of our board of trustees. Our ability to make cash distributions in the future will be dependent upon (i) the income and cash flow generated from our operations, (ii) cash generated or used by our financing and investing activities and (iii) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the board of trustees deems relevant. Our ability to make cash distributions will also be limited by the terms of our Operating Partnership Agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
     The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no equity compensation plans that were not approved by its security holders.

	Number of Securities to be		Number of Securities
	Issued upon Exercise of	Weighted-Average Exercise	Remaining Available for Future
	Outstanding Options, Warrants	Price of Outstanding Options,	Issuance Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plan
Equity compensation plans approved by security holders	588,095	$16.70	832,863
Equity compensation plans not approved by security holders	—	—	—
     The Company obtained approval from shareholders at its 2005 Annual Meeting of Shareholders to increase the authorized number of shares in the plan by 650,000.

     The Company has not sold any of its unregistered equity securities or purchased any of its registered equity securities in the twelve months ended December 31, 2005. During 2005, 285,913 units were redeemed for common shares valued at $3.8 million, and 300,429 units valued at $7.8 million were issued with the acquisition of Owings Mills Business Center and Prosperity Business Center, resulting in 1,403,789 Operating Partnership units outstanding as of December 31, 2005.
ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected financial information of the Company. The financial information has been derived from the consolidated balance sheet and statement of operations of the Company and the combined balance sheets and statements of operations of the First Potomac Predecessor, the designation for the entities comprising the Company’s historical operations prior to the closing of the initial public offering. The First Potomac Predecessor’s historical operations include the activities of the Operating Partnership, First Potomac Realty Investment Trust, Inc. (the predecessor general partner of the Operating Partnership) and First Potomac Management, Inc. (the entity that formerly managed our properties for the periods prior to October 28, 2003, to date of completion of our initial public offering).
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands except per share amounts)	2005	2004	2003	2002	2001

Operating Data:
Rental revenue and tenant reimbursements	$77,633	$42,112	$18,363	$11,513	$9,668
Income (loss) from continuing operations	1,350	586	(10,143)	(6,126)	(2,547)
Income (loss) per share from continuing operations – basic and diluted	$0.08	$0.05	$(0.73)[1]	$—	$—

	At December 31,
(in thousands except per share amounts)	2005	2004	2003	2002	2001

Balance Sheet Data:
Total assets	$727,763	$510,076	$244,148	$126,592	$72,246
Mortgage loans and other debt	396,265	298,719	127,840	123,938	64,140
Shareholders’ equity and partners’ capital	289,331	177,693	92,132	(1,324)	6,362
Dividends paid per share	$1.125	$0.740	$—	$—	$—

[1]	Loss per share from continuing operations for 2003 calculated based upon the loss incurred subsequent to the closing of the initial public offering on October 28, 2003.

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
     The results of operations for the year ended December 31, 2005, represents the Company’s second full year of earnings and activities subsequent to its initial public offering completed in the fourth quarter of 2003. The results of operations for the years ended December 31, 2003 are based on the combined historical statements of operations of the First Potomac Predecessor.
     The First Potomac Predecessor is not a legal entity but rather a combination of the following entities that comprised the historical operations of First Potomac Realty Trust:
•	First Potomac Realty Investment Trust, Inc., the general partner of its Operating Partnership since 1997;

•	First Potomac Realty Investment Limited Partnership, its Operating Partnership; and

•	First Potomac Management, Inc., the property management company that managed all of its assets.
Significant 2005 Developments
     During 2005, we completed the following:
•	Acquired 13 properties totaling 3.0 million square feet at a contractual purchase price of $214.0 million;

•	Completed our first Operating Partnership unit transaction as a public company.

•	Raised $44.9 million through a private offering of 2,050,000 common shares at a price of $21.95 per share;

•	Raised $79.1 million through an underwritten public offering of 3,450,000 common shares at a price of $24.23 per share;

•	Entered into a first amendment with KeyBank N.A. and Wells Fargo National Bank regarding our unsecured revolving credit facility. The amendment reduced the applicable LIBOR margin from a range of 1.70% to 2.50% to a range of 1.45% to 1.95% and increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value. The facility maximum principal balance of $75.0 million was increased to $100.0 million during 2005.

•	Secured financing on a $100.0 million fixed-rate loan with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%. The loan was funded in two stages, with the first $65.0 million funding on July 18, 2005. Proceeds from the first funding were used to repay all the Company’s floating rate mortgage debt and to reduce the balance outstanding on our unsecured credit facility. The second $35.0 million funding occurred on December 16, 2005 with the proceeds used to satisfy the obligation under a mortgage loan maturing in December 2007. Seven properties served as collateral for the two funding.
     Total assets at December 31, 2005 were $727.8 million compared to $510.1 million at December 31, 2004.
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
Revenue Recognition
     Rental income under leases with scheduled rent increases or rent abatement is recognized using the straight-line method over the term of the leases. Accrued straight-line rents included in the Company’s consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. The Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of incurred property operating expenses and real estate taxes. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized on the date of termination when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants.
     The Company must make estimates related to the collectibility of its accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income because a higher required allowance for doubtful accounts receivable will result in lower net income.
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
     The Company reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly used by appraisers. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate.
     The Company will classify a building as held for sale when the sale of the building is probable and will be completed within one year and that actions to complete the sale are unlikely to change or that a sale will be withdrawn. Accordingly, the Company classifies assets as held-for-sale when our Board of Trustees has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease incurring depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.

Purchase Accounting
     The Company is required to make subjective assessments as to the fair value of assets acquired and liabilities assumed in connection with purchase accounting adjustments recorded related to rental properties and additional interests acquired in real estate entities acquired. Ownership interests acquired from related, common owners are accounted for at their historical cost basis. Acquisitions of ownership interests and rental property of other parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
•	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years;

•	the intangible value of tenant or customer relationships; and

•	the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred.
          The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Results of Operations
     Comparison of the Years Ended December 31, 2005, 2004 and 2003
          The results of operations for the years ended December 31, 2005 and December 31, 2004, represent the Company’s initial and second complete years of earnings and activities subsequent to the initial public offering completed in the fourth quarter of 2003. The results of operations for the year ended December 31, 2003, are based on the combined historical statements of operations of the First Potomac Predecessor prior to the closing of the Company’s initial public offering on October 28, 2003.
          The Company has completed $571.3 million in acquisitions comprised of 40 properties since October 2003 through December 31, 2005. The Company owned 52, 39 and 17 properties at December 31, 2005, 2004 and 2003, respectively. Operating results period over period are significantly affected by the volume and timing of acquisitions.
          Outlined below is a summary of properties acquired during each of the years being compared.
     2005 Acquisitions
          The Company acquired the following 13 properties at an aggregate purchase cost of $224.7 million during 2005: Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center, Glenn Dale Business Center, Gateway Centre, 1434 Crossways Boulevard, 2000 Gateway Boulevard, 403/405 Glenn Drive, Diamond Hill Distribution Center, Linden Business Center, Prosperity Business Center, Owings Mills Business Center and 1000 Lucas Way. Collectively, the properties are referred to as the “2005 acquisitions.”
     2004 Acquisitions
          The Company acquired the following 23 properties at an aggregate purchase cost of $283.5 million during 2004: Herndon Corporate Center, Aquia Commerce Center I & II, Deer Park, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific Boulevard, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park, Woodlands Business Center, Airpark Place Business Center, 15395 John Marshall Highway, Norfolk Commerce Park II, Crossways II, Windsor at Battlefield, 4612 Navistar Drive and Campus at Metro Park North. Collectively, the properties are referred to as the “2004 acquisitions.”

     2003 Acquisitions
          In October 2003, the Company acquired the remaining joint venture interest in the entities that owned interests in Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. Acquisition of these ownership interests increased the Company’s ownership to 100 percent of the interests in these properties, and it therefore began consolidating the properties’ results of operations effective November 1, 2003. Prior to this date, the Company accounted for its interests in these properties using the equity method. The Company also acquired four properties in the fourth quarter of 2003 subsequent to the closing of its initial public offering at an aggregate purchase cost of $63.3 million: Virginia Center, Interstate Plaza, Alexandria Corporate Park and 6251 Ammendale Road. Virginia Center and Interstate Plaza were acquired on October 29, 2003 and December 1, 2003, respectively, and Alexandria Corporate Park and 6251 Ammendale Road were acquired in late December 2003. Collectively, these properties are referred to as the “2003 acquisitions.” The results of operations for 6251 Ammendale Road are reflected as discontinued operations in 2004 as the Company sold the property during the fourth quarter of 2004. The Company acquired this property on December 24, 2003, while only 38 percent leased, and as a result, the results of operations during 2003 were inconsequential.
     The balance of the portfolio is referred to as the “Remaining Portfolio”.
     Total Revenues
     Rental revenue is summarized as follows:
     (Amounts in thousands)

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2005	2004	Increase	Change	2004	2003	Increase	Change
Rental	$65,310	$36,486	$28,824	79%	$36,486	$15,341	$21,145	138%
Tenant reimbursements & other	$12,323	$5,626	$6,697	119%	$5,626	$3,022	$2,604	86%
     Rental Revenues
          Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, above and below market rental revenue. The $28.8 million increase in rental income in 2005 as compared to 2004 is primarily the result of recognizing a full year of operations for the 2004 acquisitions, which contributed, in the aggregate, $18.9 million in additional rental revenue in 2005 compared to 2004. In addition, the 2005 acquisitions generated rental revenue of $8.5 million in 2005. The remaining portfolio contributed to a majority of the additional increase in rental revenue as a result of increased occupancy and higher rental rates. During 2005, average rental rates on new and renewal leases increased 7.9% and 4.8%, respectively. The Company’s occupancy was 89.3% at December 31, 2005 compared to 93.8% at December 31, 2004 due to the acquisition of 2000 Gateway Boulevard, a vacant 421,100 square foot industrial facility. Excluding 2000 Gateway Boulevard, the Company’s occupancy improved to 94.0% at December 31, 2005.
          The $21.1 million increase in rental income in 2004 as compared to 2003 is primarily the result of recognizing a full year of operations for the 2003 acquisitions, which contributed, in the aggregate, $10.7 million in rental revenue in 2004 over 2003. In addition, the 2004 acquisitions generated rental revenue of $9.7 million in 2004. The remaining portfolio contributed to a majority of the additional increase in rental revenue as a result of increased occupancy and higher rental rates. Average rental rates on new and renewal leases increased 2.3% during 2004. The Company’s occupancy increased to 93.8% at December 31, 2004 from 88.9% at December 31, 2003.
     Tenant Reimbursement and Other Revenues
          Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $6.7 million from 2005 to 2004, primarily due to the recognition of a full year’s operations of the 2004 acquisitions. These acquisitions collectively resulted in $3.7 million of additional tenant reimbursement revenue during 2005. In addition, the 2005 acquisitions contributed $1.8 million in tenant reimbursement revenue in 2005. The 2003 acquisitions contributed the majority of the remaining increase in tenant reimbursement and other revenues. Termination fee income of $1.4 million was recognized during 2005 resulting in an increase of $1.3 million in termination fee income compared to 2004. The termination revenue was primarily attributable to two tenants that leased approximately 41,000 square feet with whom the Company negotiated terminations. In 2006, the Company leased approximately 16,000 of the 41,000 square feet at a higher rental rate.
          Tenant reimbursements and other revenues increased $2.6 million from 2004 to 2003, primarily due to the recognition of a full year’s operations of the 2003 acquisitions. These acquisitions collectively resulted in $1.5 million of additional tenant reimbursement revenue during 2004. The 2004 acquisitions contributed the majority of the remaining increase in tenant reimbursement and other revenues.
Total Expenses
     Property Operating Expenses
Property operating expenses are summarized as follows:
     (Amounts in thousands)

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2005	2004	Increase	Change	2004	2003	Increase	Change
Property operating expense	$13,519	$7,575	$5,944	78%	$7,575	$3,177	$4,398	138%
Real estate taxes and insurance	$6,568	$3,877	$2,691	69%	$3,877	$1,574	$2,303	146%
     Property Expenses
          The $5.9 million increase in property operating expense in 2005 as compared to 2004 is primarily the result of recognizing a full year of operating expenses for the 2004 acquisitions and the partial-year impact of the 2005 acquisitions, which contributed $4.0 million and $1.8 million, respectively, in additional property operating expense in 2005 compared to 2004. Occupancy in 2005, excluding the effects of 2000 Gateway Boulevard, trended at a higher average rate compared to 2004. This contributed to higher variable operating costs throughout 2005, including increased administrative and overhead costs, repairs and maintenance expense and higher utility costs.
          The $4.4 million increase in property operating expenses from 2003 to 2004 was due primarily to $2.2 million and $1.9 million of property operating expenses from the 2003 and 2004 acquisitions, respectively. The increase in occupancy in 2004 also contributed to higher variable costs.
     Real Estate Taxes and Insurance
          Real estate taxes and insurance increased $2.7 million during 2005 compared to 2004, due primarily to $1.9 million in real estate taxes and insurance costs in 2005 for the 2004 acquisitions. The remaining increase is largely attributable to the 2005 acquisitions, which incurred $900 thousand of real estate taxes and insurance costs during 2005. The Company’s increased portfolio size distributed risk within the overall portfolio creating economies of scale that, in turn, resulted in lower insurance premiums and insurance expense during 2005 within the remaining portfolio.
          Real estate taxes and insurance increased $2.3 million during 2004 compared to 2003, due primarily to $1.1 million in real estate taxes and insurance costs in 2004 for the 2003 acquisitions. The remaining increase is largely attributable to the 2004 acquisitions, which incurred $1.0 million of real estate taxes and insurance costs during 2004. Real estate taxes on the remaining portfolio increased as a result of generally higher assessed values and tax rates, and insurance costs were generally higher in 2004.

     General and Administrative
     General and administrative expenses are summarized as follows:
     (Amounts in thousands)

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2005	2004	Increase	Change	2004	2003	Increase	Change
General and administrative	$7,940	$4,702	$3,238	69%	$4,702	$4,468	$234	5%
          General and administrative expenses increased in 2005 from 2004 primarily due to increased personnel resulting in higher compensation and benefits-related expenses. The number of employees of the Company increased to 86 at December 31, 2005, compared to 44 at December 31, 2004, many of whom are included in corporate overhead. The relocation of our corporate offices also resulted in higher rent expense in 2005. These increases were partially offset by a decline in professional fees in 2005, as lower accounting, legal and consulting fees were incurred.
          The increase in general and administrative expenses during 2004 compared to 2003 was also primarily due to increased personnel, resulting in additional compensation expense, increased professional fees, investor and shareholder-related costs and higher accounting services primarily as a result of the implementation of PCAOB Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. These increases were substantially offset by a $1.4 million charge incurred in 2003 arising from the acquisition of First Potomac Management LLC’s workforce subsequent to the Company’s initial public offering. First Potomac Management LLC was a wholly-owned subsidiary of First Potomac Management, Inc., the entity that managed the Company’s properties prior to the initial public offering. This $3.5 million acquisition was accounted for as a business combination, and $2.1 million of the purchase price was allocated to the value of the acquired in-place workforce (goodwill), and the remaining $1.4 million was treated as a termination charge related to extinguishment of the acquired management contracts.
     Depreciation and Amortization Expense
     Real estate depreciation and amortization expense is summarized as follows:
     (Amounts in thousands)

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2005	2004	Increase	Change	2004	2003	Increase	Change
Depreciation and amortization expense	$24,898	$13,357	$11,541	86%	$13,357	$5,128	$8,229	160%
          Depreciation and amortization expense includes depreciation of real estate assets, amortization of intangible assets and external and internal leasing commissions. Depreciation and amortization expense increased $11.5 million in 2005 from 2004 primarily due to depreciation and amortization expense from the 2004 acquisitions, which increased by $8.6 million. Depreciation expense further increased $4.1 million during 2005 as a result of the 2005 acquisitions. This was offset by lower depreciation and amortization expense on the remaining portfolio, primarily as a result of certain five-year personal property associated with the Company’s 1998 and 1999 acquisitions fully depreciating during 2004.
          Depreciation and amortization expense increased $8.2 million in 2004 from 2003 primarily due to $4.9 million in depreciation and amortization expense in 2004 associated with the 2003 acquisitions. The remaining increase was due primarily to depreciation and amortization expense from the 2004 acquisitions.
     Interest Expense
     Interest expense is summarized as follows:
     (Amounts in thousands)

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2005	2004	Increase	Change	2004	2003	Increase	Change
Interest expense	$20,516	$11,428	$9,088	80%	$11,428	$11,075	$353	3%
          Interest expense increased $9.1 million during 2005 from 2004 due largely to $4.9 million and $1.8 million of interest expense associated with mortgage debt assumed with the 2004 and 2005 acquisitions, respectively. The Company assumed mortgage debt on acquisitions with fair values of $79.7 million in 2005 and $140.1 million in 2004. Interest expense for our variable rate borrowings on our unsecured credit facility associated with the 2005 acquisitions increased by $1.5 million as a result of higher average balances outstanding and higher short-term interest rates during 2005. The weighted average borrowings on the unsecured credit facility increased $32.0 million and the weighted average interest rate increased 1.2% during 2005 compared to 2004. By December 31, 2005, the Company’s average cost of borrowings declined to 5.37% compared to 5.69% at December 31, 2004, which can be attributed to the $100.0 million, 5.19% fixed-rate loan that closed in 2005 and is described more fully below. This loan replaced floating rate mortgage debt, borrowings under the credit facility and fixed-rate mortgage debt bearing interest at 7.26%.
          Interest expense increased $353 thousand during 2004 from 2003. Increases of $3.6 million associated with mortgage debt assumed with the 2004 acquisitions and $1.5 million of additional mortgage interest expense associated with the 2003 acquisitions were substantially offset by the elimination of interest expense from mezzanine indebtedness and notes payable that were paid in full in October 2003 with proceeds from the Company’s initial public offering.
     Loss From Early Retirement of Debt and Write-off of Assets
     Loss from early retirement of debt is summarized as follows:
     (Amounts in thousands)

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2005	2004	Increase	Change	2004	2003	Decrease	Change
Loss from early retirement of debt	$2,871	$753	$2,118	281%	$753	$4,567	$(3,814)	(84%)
          The Company closed on a $100.0 million fixed-rate secured financing with Jackson National Life Insurance Company during the third and fourth quarter of 2005. The loan was funded in two stages with proceeds from the first funding used to repay all of the Company’s floating rate mortgage debt and reduce the balance outstanding on its revolving credit facility. The Company incurred a $95 thousand charge associated with the write-off of unamortized financing costs on the debt retired. Proceeds from the second funding were used to satisfy the obligation under a mortgage loan maturing in December 2007 and bearing interest at 7.26%. The Company incurred a $2.8 million charge related to the costs associated with satisfying the obligation under this loan and writing off unamortized financing costs.
          The Company terminated its secured credit facility during the fourth quarter of 2004 and wrote off $617 thousand in unamortized deferred financing costs. The remainder of the 2004 loss can be attributed to the write-off of unamortized debt costs associated with the January 2004 repayment of $7.0 million of the $22.0 million first mortgage loan encumbering the Rumsey and Snowden properties.
          The $4.6 million loss from early retirement of debt that was incurred in the fourth quarter of 2003 as a result of prepayment penalties and the write-off of unamortized debt costs associated with the repayment of $36.0 million in mezzanine financing.
     Minority Interests
     Minority interests are summarized as follows:
     (Amounts in thousands)

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
	2005	2004	Change	Change	2004	2003	Change	Change
Minority interests	$109	$48	$61	127%	$48	$(1,308)	$1,356	104%
          Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. At December 31, 2005, 6.5% of the interests were owned by limited partners compared to 8.9% at December 31, 2004. The reduction in minority interest ownership is attributable to the Company’s offerings of 2,050,000 and 3,450,000 common shares in March 2005 and October 2005, respectively, and 285,913 units redeemed for common shares during 2005, all of which increased the Company’s percentage ownership of the Operating Partnership. This was partially offset by the issuance of 300,429 operating partnership units for the Owings Mills Business Center and Prosperity Business Center acquisitions during 2005. Minority interest expense increased in 2005 as a result of the increase in net income, primarily driven by the impacts of the 2004 and 2005 acquisitions.

          At December 31, 2004, 8.9% of the minority interests were owned by limited partners compared to 13.9% at December 31, 2003. The minority interests’ share of earnings from continuing operations was $48 thousand for the year ended December 31, 2004. Minority interests for 2003 prior to the initial public offering represented the allocation of net loss to the minority owners of the joint venture entities that owned Crossways Commerce Center I, Crossways Commerce Center II, the Coast Guard Building and Newington Business Park Center and the limited partners’ allocable share of losses in the Operating Partnership subsequent to the initial public offering.
          Income from Discontinued Operations
     (Amounts in thousands)

2004
Income from operations of disposed property	$155
Gain on sale of disposed property	2,092
Minority interest in discontinued operations	(203)

$2,044

          The Company sold 6251 Ammendale Road during the fourth quarter of 2004, and, accordingly, has presented the results of operations for this property as discontinued operations for the year ended December 31, 2004. The Company acquired this property on December 24, 2003, while only 38 percent leased, and the results of operations during 2003 were inconsequential. During 2004, the Company recognized income from operations of the disposed property of $154 thousand and a gain on sale of $2.1 million, net of the minority interests’ allocable share of the discontinued operations of $203 thousand.
Cash Flows
          Consolidated cash flow information is summarized as follows:

	Years ended December 31,			Change
(in thousands)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Cash and cash equivalents	$3,356	$2,532	$16,307	$824	$(13,775)
Cash provided by (used in) operating activities	25,012	13,596	(9,700)	11,416	23,296
Cash used in investing activities	(142,011)	(137,666)	(49,592)	(4,345)	(88,074)
Cash provided by financing activities	117,823	110,295	74,377	7,528	35,918
     Comparison of the Years Ended December 31, 2005 and 2004
          Net cash provided by operating activities increased $11.4 million in 2005. This increase was largely the result of the increased cash flow generated by the 2005 and 2004 acquisitions. The increased cash provided by these acquisitions in 2005 more than offset increases in escrows and reserves, accrued straight-line rents, and deferred costs, all of which resulted from a larger portfolio in 2005.
          Net cash used in investing activities increased $4.3 million in 2005 primarily as a result of funding the cash portion of the 2005 acquisitions, which were acquired for a total purchase price of $224.7 million, net of mortgage debt assumed as part of the acquisitions with a total fair value of $79.7 million and the issuance of operating partnership units valued at $7.7 million. The cash funding of 2005 acquisitions was $5.6 million less than the cash funding of 2004 acquisitions. This was offset by the fact that $8.2 million in cash was received related to the sale of 6251 Ammendale Road in 2004. The Company also invested $4.6 million in capital and tenant improvement costs during the year ended December 31, 2005 compared to $3.0 million in 2004.
          Net cash provided by financing activities increased $7.5 million in 2004 due primarily to borrowings of $286.9 under the Company’s credit facility incurred to finance the 2004 acquisitions. The Company incurred additional mortgage debt of $100.0 million and had net proceeds of $124.0 million from offerings of 2,050,000 and 3,450,000 common shares that closed on March 31, 2005 and October 26, 2005, respectively. The borrowings and offerings proceeds were used to repay mortgage and credit facility debt, including prepayment charges, of $271.5 million. Additionally, the Company paid $2.3 million in financing costs during 2005 for mortgage debt and related to amendments of the credit facility. The Company paid dividends to shareholders and distributions to minority interests of $20.4 million and received proceeds from employee stock option exercises of $1.1 million.

     Comparison of the Years Ended December 31, 2004 and 2003
          Net cash provided by operating activities increased $23.3 million in 2004. This increase was largely the result of the increased cash flow generated by the 2003 acquisitions and the 2004 acquisitions. The increased cash provided by these acquisitions in 2004 more than offset an increase in escrows and reserves, accounts receivable, prepaid expenses and other assets.
          Net cash used in investing activities increased $88.1 million in 2004 primarily as a result of funding the cash portion of the 2004 acquisitions, which were acquired for a total purchase price of $283.5 million, net of mortgage debt assumed as part of the acquisitions with a total fair value of $140.1 million. In 2004, the Company received proceeds of $8.2 million from the sale of 6251 Ammendale Road. The proceeds from this sale were used toward the acquisition of Windsor at Battlefield. The Company also invested approximately $3.0 million in capital and tenant improvement costs during the year ended December 31, 2004, compared to $1.4 million during 2003.
          Net cash provided by financing activities increased $35.9 million in 2004 due primarily to the $91.8 million net proceeds from the follow-on offering of 5,520,000 common shares that closed on June 23, 2004. In addition, borrowings of $66.7 million under the Company’s credit facilities were used to partially finance the 2004 acquisitions. During 2004, the Company repaid debt, of $36.4 million. Included in this debt repayment was a $7.0 million partial paydown of the $22.0 million of mortgage debt that encumbered the Company’s Rumsey Center and Snowden Center properties and $27.0 million to paydown the Company’s revolving credit facility. Additionally, the Company paid $1.8 million in financing costs during 2004 associated with the assumption of mortgage debt encumbering certain of the 2004 acquisitions, as well as costs associated with securing our revolving credit facility. Finally, the Company paid dividends to shareholders and distributions to minority interests of $9.9 million in 2004.
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
          On December 31, 2003, the Company entered into a $50.0 million secured revolving credit facility agreement with Fleet National Bank as managing administrative agent. The facility had a three-year term with a one-year extension option. The Company had the option to increase the facility by up to an additional $50.0 million prior to December 31, 2005. Availability under the facility was based upon the value of unencumbered assets that the Company pledged to secure the facility. Borrowings under the facility bore interest at 2.40% at December 31, 2004 plus 190 to 250 basis points on the amount of the facility.
          On November 30, 2004, the Company terminated its secured credit facility and entered into a $75.0 million unsecured credit facility with KeyBank N.A. and Wells Fargo National Bank, with KeyBank N.A. as managing administrative agent. Availability under the facility is based upon the value of the Company’s unencumbered assets. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value.
          On June 28, 2005, the Company entered into a first amendment to its unsecured credit facility. The amendment (i) reduced the applicable LIBOR margin from a range of 170 to 250 basis points to a range of 145 to 195 basis points and reduced the applicable base rate margin from a range of 0% to 0.50% to a range of 0% to 0.25% (the applicable margin depends upon the Company’s consolidated total leverage ratio); (ii) increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value; (iii) increased the Company’s tangible net worth requirement from $100.0 million to $200.0 million; (iv) reduced the restricted investments limitation from 30% to 20% of gross asset value; and (v) reduced the unhedged variable rate debt limitation from 25% to 20% of gross asset value. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility.
          On July 18, 2005, the Company closed on a $100.0 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%, with interest only payments for the first five years and 30-year amortization thereafter. Terms of the financing allow the Company to substitute collateral as long as certain debt service coverage and loan-to-value ratios are maintained. The loan was funded in two stages, with the first $65.0 million funded at the initial closing. Proceeds from the first funding were used to repay the Company’s floating rate mortgage debt on

Greenbrier Technology Center, Norfolk Business Center, Rumsey Center and Snowden Center and to reduce the balance outstanding on its revolving credit facility. The Company incurred a $95 thousand charge associated with the write-off of unamortized financing costs from the retirement of debt. The second funding of $35.0 million occurred on December 16, 2005, with the proceeds used to satisfy the obligation under a mortgage loan bearing interest at 7.26% and scheduled to mature in December 2007. The Company incurred a one-time charge totaling approximately $2.8 million in the fourth quarter of 2005 related to the costs associated with satisfying the obligation under this loan and writing off unamortized deferred financing costs. Rumsey Center, Snowden Center, Greenbrier Technology Center, Norfolk Business Center and Alexandria Corporate Park served as the collateral for the first funding, and Plaza 500 and Van Buren Business Park were added to the collateral base with the second funding.
          The Company intends to meet long-term liquidity requirements for the funding of property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive.
          On October 28, 2003, the Company closed its initial public offering. The Company sold 7,500,000 common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102.0 million. On November 21, 2003, the Company sold an additional 1,100,000 shares to cover over-allotments resulting in additional net proceeds of approximately $15.5 million. On June 23, 2004, the Company closed on a follow-on offering of 5,500,000 common shares at $17.60 per share, resulting in net proceeds of approximately $92.0 million. In November 2004, the Company filed an S-3 registration statement with the Securities and Exchange Commission to allow it to issue up to $300.0 million in debt and equity securities. On March 31, 2005, the Company sold 2,050,000 common shares of beneficial interest at $21.95 per share, generating net proceeds of approximately $44.9 million. The Company completed an offering of 3,450,000 common shares of beneficial interest at $24.23 per share, which closed on October 26, 2005, raising net proceeds of approximately $79.1 million. The Company used the net proceeds from these offerings to substantially pay down the balance on its revolving credit facility and acquire additional properties.
          The Company has approximately $171.4 million available for issuance pursuant to its existing shelf registration statement described above and can file additional shelf registration statements as necessary.
          The Company could also fund property acquisitions and other non-recurring capital improvements through additional borrowings, by refinancing properties or through joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. During 2005, the Company issued 300,429 Operating Partnership units as partial consideration for the acquisitions of Owings Mills and Prosperity Business Center.

Debt Financing
     The following table sets forth certain information with respect to the Company’s indebtedness outstanding as of December 31, 2005.

		Principal
		Balance			Scheduled
	Effective Interest	December 31,	Annual Debt	Maturity	Balance at
(in thousands)	Rate	2005	Service	Date	Maturity
Fixed Rate Debt
4200 Tech Court	8.07%	$1,798	$168	10/01/2009	$1,705
4212 Tech Court	8.53%	1,748	169	6/01/2010	1,654
Crossways Commerce Center	6.70%	26,054	2,087	10/01/2012	23,313
Newington Business Park Center	6.70%	16,435	1,316	10/01/2012	14,706
Interstate Plaza	5.30%	8,546	726	1/01/2007	8,282
Herndon Corporate Center	5.66%	8,764	603	4/01/2008	8,548
Aquia Commerce Center	6.50%	931	165	2/01/2013	42
Suburban Maryland Portfolio[1]	5.54%	78,012	6,434	9/11/2008	71,825
Norfolk Commerce Park II	5.28%	7,700	648	8/07/2008	7,034
4612 Navistar Drive	5.20%	14,371	1,131	7/11/2011	11,921
Campus at Metro Park North	5.25%	26,259	2,028	2/11/2012	21,581
Plaza 500	5.19%	33,801	1,754	8/01/2015	33,801
Van Buren Office Park	5.19%	7,580	393	8/01/2015	7,580
Rumsey Center	5.19%	9,114	473	8/01/2015	9,114
Snowden Center	5.19%	12,373	642	8/01/2015	12,373
Greenbrier Technology Center	5.19%	4,972	258	8/01/2015	4,972
Norfolk Business Center	5.19%	4,665	242	8/01/2015	4,665
Alexandria Corporate Park	5.19%	27,495	1,428	8/01/2015	27,495
Enterprise Center	5.20%	20,016	1,647	12/01/2010	16,712
Glenn Dale Business Center	5.13%	9,128	780	5/01/2009	8,033
Gateway Centre Manassas	5.88%	1,905	239	11/01/2016	—
1434 Crossways Boulevard	5.38%	20,605	1,491	8/05/2012	16,463
403/405 Glenn Drive	5.50%	9,265	746	7/01/2011	7,807
Linden Business Center	5.58%	7,760	559	10/01/2013	6,596
Owings Mills Business Center	5.75%	5,911	425	3/01/2014	5,066
Prosperity Business Center	5.75%	4,058	332	1/01/2013	3,242

Subtotal		$369,266	$26,884		$334,530

Floating Rate Debt
Credit Facility	LIBOR+1.70%	$26,999	$1,644	12/31/2006	$26,999

Total		$396,265	$28,528		$361,529

[1]	Deer Park, Gateway Center, Gateway West, Girard Business Center, Girard Place, 15 Worman’s Mill Court, 20270 Goldenrod Lane, 6900 English Muffin Way, 4451 Georgia Pacific Blvd, 7561 Lindbergh Drive, Patrick Center, West Park, Woodlands Business Center and Old Courthouse Square collectively are referred to as the Suburban Maryland Portfolio.
     All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company was in compliance with as of December 31, 2005. The Company is also subject to cash management agreements with most of its mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.
Derivative Financial Instruments
     The Company used interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on certain of its variable rate debt. Under the terms of these agreements, the Company made an initial premium payment to counter-party in exchange for the right to receive payments from the counter-party if interest rates exceed specified levels during the term of the agreement. The Company was subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations.
     The Company had interest rate cap agreements with a notional amount of $25.5 million on floating rate mortgage debt that were repaid in July 2005. The cap agreements were not designated as cash flow hedges and were recorded at fair value as a component of prepaid and other assets. The Company recognized interest expense of approximately $7 thousand and $83 thousand during 2005 and 2004, respectively, related to the decline in fair market value of the caps. The fair value of the interest rate caps were fully written off in July 2005 upon retirement of the underlying mortgage debt.
Off-Balance Sheet Arrangements
     The Company was not a party to any joint venture agreements and had no off-balance sheet arrangements as of December 31, 2005 or 2004. Prior to the initial public offering, the Company held joint venture interests in certain properties. The Company subsequently acquired the remaining interests in these joint ventures held by third parties using a combination of cash proceeds from the offering and limited partnership units in the Operating Partnership.

Disclosure of Contractual Obligations
     The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2005.

(in thousands)		Payments due by period
		Less than	1 – 3	4 – 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Mortgage and other loans payable	$396,265	$33,823	$122,419	$47,692	$192,331
Interest expense	123,713	23,093	53,797	23,920	22,903
Operating leases	5,105	725	2,357	1,489	534
     In addition to these obligations, the Company had tenant improvement cost obligations of $1.5 million that the Company expects to incur in 2006 on leases in place at December 31, 2005. The Company had no other material contractual obligations as of December 31, 2005.
Funds From Operations
     Many investors and analysts following the real estate industry use funds from operations (“FFO”) as a supplemental performance measure. While the Company believes net income available to common shareholders as defined by GAAP is the most appropriate measure of operating results, management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.
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
     The following table presents a reconciliation of net income to FFO for the years ended December 31, 2005 and 2004 respectively. The Company has not presented FFO for 2003 since it does not consider full-year 2003 operating results indicative of results subsequent to its initial public offering and therefore not a meaningful supplemental performance measure.

	Funds From Operations
	Year Ended December 31,
(in thousands)	2005	2004
Net income	$1,350	$2,630
Add: Real estate depreciation and amortization	24,898	13,357
Discontinued operations depreciation and amortization	—	188
Minority interests	109	251
Deduct: Gain on sale of disposed property	—	(2,092)

Funds from operations	$26,357	$14,334

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

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in thousands)
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
          The Company had $27 million in variable rate debt, or 6.8%, of the total $396.3 million in debt outstanding as of December 31, 2005.
          For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at December 31, 2005 to be $368.8 million compared to the $369.3 million carrying value at that date.
          During 2004, the Company used interest rate protection, or “cap” agreements to seek to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements in the notional amount of $25.5 million of December 31, 2004. Under the terms of these agreements, the Company made an initial premium payment to counter-party in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels during the term of the agreement. The Company was subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty to the cap agreement. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The Company recognized an increase in interest expense of $100 thousand for the year ended December 31, 2004 as a result of the decline in fair market value of these caps. Based on the Company’s variable-rate debt balances, including borrowings outstanding on the revolving credit facility, interest expense would have increased $500 thousand and $300 thousand in 2005 and 2004, respectively, if interest rates had been, on average, 1% higher or lower during those periods.
          The following table represents the Company’s long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates of fixed-rate mortgages at December 31, 2005.

	Years ended December 31,
	(in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Mortgage debt	$6,803	$15,038	$93,448	$13,954	$23,118	$216,905	$369,266
Credit facility	26,999	—	—	—	—	—	26,999
Weighted average interest rate - fixed rate debt	5.54%	5.54%	5.54%	5.54%	5.54%	5.56%	5.54%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements and supplementary data required by this Item 8 are filed with this Annual Report on Form 10-K immediately following the signature page of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A.	CONTROLS AND PROCEDURES
          The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION
          None.

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

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
          Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. The Company’s controls and procedures over financial reporting are designed to provide reasonable assurance of achieving their objectives.
          Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005, the end of the most recent fiscal year. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
          There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
We have audited Management’s Report on Internal Control Over Financial Reporting, included in the accompanying 2005 Annual Report on Form 10-K, that First Potomac Realty Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated and combined statements of operations, shareholders’ equity and partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2005 of First Potomac Realty Trust and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated and combined financial statements.
/s/KPMG LLP
McLean, Virginia
March 14, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information is hereby incorporated by reference to the material appearing in the Company’s proxy statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 26, 2006 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Committees and Meetings of our Board of Trustees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION
          The information is hereby incorporated by reference to the Proxy Statement under the headings “Compensation of Trustees,” “Executive Compensation” and “Performance Graph”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATIVE STOCKHOLDER MATTERS
          The information is incorporated by reference to Item 5 herein and to the Proxy Statement under the headings “Share Ownership of Trustees and Executive Officers” and “Share Ownership of Certain Beneficial Owners”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information is incorporated by reference to the Proxy Statement under the heading “Audit Committee Report”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
          Reference is made to the Index to Financial Statements and Schedules on page 44 for a list of the financial statements and schedules included in this report.
Exhibits
          The following is a list of the exhibits included in this report:

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
3.3(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.
10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.
10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.
10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.
10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.
10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.
10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

Exhibit	Description of Document
10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.
10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.
10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.
10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.
10.24(2)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.
10.25(3)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.
10.26(7)	Summary of 2006 Non-Employee Trustee Compensation.
10.27(1)	2003 Equity Compensation Plan.
10.28(8)	Amendment No. 1 to Equity Compensation Plan.
10.29(1)	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment Limited Partnership as the Buyer, dated as of September 10, 2003.
10.30(1)	Contract of Sale between Elman Alexandria Associates, LP, as Seller, and First Potomac Realty Trust, as Buyer, dated as of September 19, 2003.
10.31(9)	Agreement of Purchase and Sale for 4612 Navistar Drive and 400 East Gude Drive and 7300, 7301 and 7362 Calhoun Place, Rockville, MD by and between Navistar Management, LLC, T. Richard Butera, RIP Investments, LP, BP Gude Management, LLC, the Butera, LLLP, and RIP Investments, LP, as Sellers, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of October 22, 2004.
10.32(10)	Agreement of Purchase and Sale for Enterprise Center, by and between Enterprise Dulles, LLC, as Seller, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of January 27, 2005.
10.33(4)	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank.
10.34(5)	First Amendment to Revolving Credit Agreement.
10.35(6)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, as Managing Administrative Agent, and Wells Fargo Bank.
10.36(11)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.
10.37(12)	First Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated June 28, 2005.
10.38(13)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.
10.39(14)	Second Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated October 12, 2005.
10.40(15)	Joinder Agreement, by and between, Gateway Hampton Roads, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.41(16)	Joinder Agreement, by and between FP Campostella Road, LLC, FP Diamond Hill, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.42(17)	Modification, Waiver and Consent between FPR Holdings Limited Partnership, as borrower, and JP Morgan Chase Bank, as trustee, dated December 15, 2005.
10.43(18)	Defeasance Pledge and Security Agreement among FPR Holding Limited Partnership, as pledgor, JP Morgan Chase Bank, as pledgee, Wachovia Bank, N.A., as servicer, and Wells Fargo Bank, N.A., as intermediary, dated December 15, 2005.
10.44(19)	Defeasance Assignment, Assumption and Release Agreement among FPR Holdings Limited Partnership, as pledgor, JP Morgan Chase Bank, as pledgee, SB FPR Holdings, LLC, as successor borrower, Wachovia Bank, N.A., as servicer, and Wells Fargo Bank, N.A., as intermediary, dated December 15, 2005.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP (independent registered public accounting firm).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(4)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

(7)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on December 7, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(9)	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2005.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2005.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2005.

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 16, 2006.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli
Douglas J. Donatelli
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

Signature	Title

/s/ Louis T. Donatelli	Chairman of the Board of Trustees
Louis T. Donatelli

/s/ Douglas J. Donatelli Douglas J. Donatelli	President, Chief Executive Officer and Trustee

/s/ Barry H. Bass Barry H. Bass	Executive Vice President, Chief Financial Officer

/s/ Michael H. Comer Michael H. Comer	Senior Vice President, Chief Accounting Officer

/s/ Robert H. Arnold Robert H. Arnold	Trustee

/s/ Richard B. Chess Richard B. Chess	Trustee

/s/ J. Roderick Heller, III J. Roderick Heller, III	Trustee

/s/ R. Michael McCullough R. Michael McCullough	Trustee

/s/ Alan G. Merten Alan G. Merten	Trustee

/s/ Terry L. Stevens Terry L. Stevens	Trustee

FIRST POTOMAC REALTY TRUST
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
The following consolidated and combined financial statements and schedule of First Potomac Realty Trust and Subsidiaries and report of our independent registered public accounting firm thereon are attached hereto:
FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, shareholders’ equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement schedule of real estate and accumulated depreciation. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 14, 2006

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(Amounts in thousands, except share amounts)

	2005	2004
Assets:
Rental property, net	$669,134	$463,937
Cash and cash equivalents	3,356	2,532
Escrows and reserves	9,818	6,301
Accounts and other receivables, net of allowance for doubtful accounts of $339 and $148, respectively	2,705	2,768
Accrued straight-line rents, net of allowance for doubtful accounts of $35 and $18, respectively	3,638	2,310
Deferred costs, net	6,676	4,196
Prepaid expenses and other assets	3,322	2,024
Intangible assets, net	29,114	26,008

Total assets	$727,763	$510,076

Liabilities:
Mortgage loans	$369,266	$259,039
Line of credit	26,999	39,680
Accounts payable and accrued expenses	4,734	4,058
Accrued interest	1,618	800
Rents received in advance	2,932	1,744
Tenant security deposits	3,973	2,804
Deferred market rent	7,281	5,267

Total liabilities	416,803	313,392

Minority interests	21,629	18,991

Shareholders’ equity:
Common shares, $0.001 par value, 100,000,000 shares authorized: 20,072,755 and 14,154,000 shares issued and outstanding, respectively	20	14
Additional paid-in capital	338,564	209,268
Dividends in excess of accumulated earnings	(49,253)	(31,589)

Total shareholders’ equity	289,331	177,693

Total liabilities and shareholders’ equity	$727,763	$510,076

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated and Combined Statements of Operations
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share amounts)

	2005	2004	2003
Revenues
Rental	$65,310	$36,486	$15,341
Tenant reimbursements and other	12,323	5,626	3,022

Total revenues	77,633	42,112	18,363

Operating expenses
Property operating	13,519	7,575	3,177
Real estate taxes and insurance	6,568	3,877	1,574
General and administrative	7,940	4,702	4,468
Depreciation and amortization	24,898	13,357	5,128

Total operating expenses	52,925	29,511	14,347

Operating income	24,708	12,601	4,016

Other expenses (income)
Interest expense	20,516	11,428	11,075
Interest and other income	(138)	(214)	(222)
Equity in earnings of investees	—	—	47
Loss from early retirement of debt	2,871	753	4,567

Total other expenses	23,249	11,967	15,467

Income (loss) from continuing operations before minority interests and discontinued operations	1,459	634	(11,451)

Minority interests	(109)	(48)	1,308

Income (loss) from continuing operations	1,350	586	(10,143)

Discontinued operations
Income from operations of disposed property	—	155	—
Gain on sale of disposed property	—	2,092	—

Minority interests in discontinued operations	—	(203)	—

Income from discontinued operations	—	2,044	—

Net income (loss)	$1,350	$2,630	$(10,143)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$0.08	$0.05	$(0.73)
Income from discontinued operations	—	0.18	—

Net income (loss) per share[1]	$0.08	$0.23	$(0.73)

Weighted average common shares outstanding
- basic	16,595	11,530	8,177

Weighted average common shares outstanding
-diluted	16,805	11,662	8,177

[1]	Net loss per share for 2003 is calculated on our loss of $5,938 incurred subsequent to the Company’s initial public offering, which closed on October 28, 2003.
See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated and Combined Statements of Shareholders’ Equity and
Partners’ Capital
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

							Total
			Dividends in				Shareholders’
		Additional	Excess of	Total	Partners’ Capital		Equity and
	Par	Paid-in	Accumulated	Shareholders’	General	Limited	Partners’
	Value	Capital	Earnings	Equity	Partners	Partners	Capital
Balances at January 1, 2003	$—	$2	$(3,925)	$(3,923)	$25	$2,574	$(1,324)

Sale of common stock	—	252	—	252	—	—	252
Dividends paid to shareholders	—	—	(1,419)	(1,419)	—	—	(1,419)
Issuance of partnership units	—	—	—	—	—	2,693	2,693
Distributions to partners	—	—	—	—	—	(289)	(289)
Net loss	—	—	(576)	(576)	(36)	(3,593)	(4,205)

Balances at October 28, 2003	—	254	(5,920)	(5,666)	(11)	1,385	(4,292)
Conversion of historical capital to minority interest upon the public offering of common stock	—	(254)	(13,543)	(13,797)	11	(1,385)	(15,171)
Issuance of common stock	9	117,526	—	117,535	—	—	117,535
Net loss	—	—	(5,938)	(5,938)	—	—	(5,938)

Balance at December 31, 2003	9	117,526	(25,401)	92,134	—	—	92,134

Dividends paid to shareholders	—	—	(8,818)	(8,818)	—	—	(8,818)
Redemption of partnership units	—	(39)	—	(39)	—	—	(39)
Issuance of common stock	5	91,781	—	91,786	—	—	91,786
Net income	—	—	2,630	2,630	—	—	2,630

Balance at December 31, 2004	14	209,268	(31,589)	177,693	—	—	$177,693

Dividends paid to shareholders	—	—	(19,014)	(19,014)	—	—	(19,014)
Redemption of partnership units	—	3,821	—	3,821	—	—	3,821
Exercise of stock options	1	1,168	—	1,169	—	—	1,169
Restricted stock expense	—	294	—	294	—	—	294
Issuance of common stock	5	124,013	—	124,018	—	—	124,018
Net income	—	—	1,350	1,350	—	—	1,350

Balance at December 31, 2005	$20	$338,564	$(49,253)	$289,331	$—	$—	$289,331

See accompanying notes to the consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated and Combined Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	2005	2004	2003
Cash flow from operating activities
Net income (loss)	$1,350	$2,630	$(10,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations:
Gain on sale of property disposed	—	(2,092)	—
Depreciation and amortization	—	188	—
Minority interests	—	203	—
Depreciation and amortization	25,013	14,381	5,523
Stock based compensation	430	56	105
Bad debt expense	340	—	—
Amortization of deferred market rent	(1,388)	(563)	(111)
Amortization of deferred financing costs	783	—	—
Amortization of rent abatement	122	—	—
Minority interests	109	48	(1,308)
Loss on early retirement of debt	2,871	753	4,567
Equity in losses of investees	—	—	47
Changes in assets and liabilities:
Escrows and reserves	(3,517)	(2,879)	(1,977)
Accounts and other receivables	(230)	(2,193)	(41)
Accrued straight-line rents	(1,376)	(504)	(138)
Prepaid expenses and other assets	(1,315)	(1,296)	(375)
Tenant security deposits	1,169	1,779	3
Accounts payable and accrued expenses	596	2,476	(2,786)
Accrued interest	818	648	(2,230)
Rent received in advance	1,188	942	360
Deferred costs	(1,951)	(981)	(1,196)

Total adjustments	23,662	10,966	443

Net cash provided by (used in) operating activities	25,012	13,596	(9,700)

Cash flows from investing activities
Purchase deposit on future acquisitions	(100)	—	—
Additions to rental property	(4,595)	(3,003)	—
Distributions from investments in real estate entities	—	—	2,728
Proceeds from sale of real estate assets	—	8,240	—
Acquisition of rental property and associated intangible assets	(137,316)	(142,903)	(50,313)
Acquisition of additional interest in subsidiaries, net	—	—	(2,007)

Net cash used in investing activities	(142,011)	(137,666)	(49,592)

Cash flows from financing activities
Financing costs	(2,286)	(1,828)	(681)
Proceeds from debt	286,853	66,680	983
Repayments of debt	(271,496)	(36,360)	(41,646)
Proceeds from issuance of shares, net	124,018	91,786	117,429
Redemption of partnership units	—	(132)	—
Distributions to minority interests	(1,365)	(1,033)	—
Distributions to partners	—	—	(289)
Dividends to shareholders	(19,014)	(8,818)	(1,419)
Stock option exercises	1,113	—	—

Net cash provided by financing activities	117,823	110,295	74,377

Net increase (decrease) in cash and cash equivalents	824	(13,775)	15,085

Cash and cash equivalents, beginning of year	2,532	16,307	1,222

Cash and cash equivalents, end of year	$3,356	$2,532	$16,307

See accompanying notes to consolidated and combined financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
          The Company was formed in July 2003 to be the successor general partner to First Potomac Realty Investment Trust, Inc. (“Trust, Inc.”), the former general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The pre-IPO operations of Trust, Inc., the Operating Partnership and First Potomac Management, Inc. (“FPM”), the property management company that managed all of the Company’s assets prior to the initial public offering, are referred to herein as the First Potomac Predecessor. The results of operations for the years ended December 31, 2003, are based on the combined historical statements of operations of the First Potomac Predecessor (as defined below).
          The Company owns all of its properties and conducts its business through the Operating Partnership. At December 31, 2005, the Company was the sole general partner of and owned a 93.5% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who have contributed properties and other assets to the Company, and are presented as minority interests for accounting purposes.
          As of December 31, 2005, the Company owned a 52-property portfolio consisting of 114-buildings totaling approximately 8.3 million square feet.
(b) Principles of Consolidation and Combination
          The 2005 and 2004 consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and FPM Management LLC, which succeeded to the business of FPM. All intercompany balances and transactions have been eliminated in consolidation.
          Financial statements for the Company’s combined operations in 2003 relate to the Company and the First Potomac Predecessor. The combined financial statements of First Potomac Predecessor include the financial statements of Trust, Inc., the Operating Partnership and FPM as these entities were under the common control of a single group of owners, Louis and Douglas Donatelli, father and son (the “Control Group”). Prior to the initial public offering, Trust, Inc. was the sole general partner of the Operating Partnership. FPM managed all the properties held by the Operating Partnership. The Control Group owned 80 percent of Trust, Inc., 48 percent of the Operating Partnership (representing 100 percent of the voting interests) and 64 percent of FPM. Ownership interests acquired from the Control Group were recorded at their historical cost basis. Acquisitions of ownership interests of other parties were recorded at fair value and allocated between buildings, tenant improvements, intangible assets and in-place leases in accordance with SFAS No. 141 “Business Combinations.”
(c) Revenue Recognition
          The Company generates substantially all of its revenue from leases on its industrial and flex properties. The Company recognizes rental revenue taking into account future contractual escalations and rent holidays on a straight-line basis over the life of the respective leases in accordance with SFAS No. 13, “Accounting for Leases.” Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if accrued straight-line rents are ultimately collectible. The uncollectible portion of accrued straight-line rents is charged to earnings in the period in which the determination is made.
          Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination.

(d) Cash and Cash Equivalents
          The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(e) Escrows and Reserves
          Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.
(f) Deferred Costs
          Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the term of the related leases. Accumulated amortization of these combined costs was $1.7 million and $2.0 million at December 31, 2005 and 2004, respectively.
(g) Rental Property
          Rental property is carried at cost less accumulated depreciation and impairment losses, where appropriate. Improvements and replacements are capitalized at cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense incurred. Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets by class are as follows:

Buildings	39 years
Building improvements	5 to 15 years
Tenant and leasehold improvements	Shorter of the terms of the related leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years
     The Company reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market condition or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly used by appraisers. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value to the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate.
     The Company will classify a building as held for sale when the sale of the building is probable and will be completed within one year and that actions to complete the sale are unlikely to change or that a sale will be withdrawn. Accordingly, the Company classifies assets as held-for-sale when our Board of Trustees has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease incurring depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.
(h)	Purchase Accounting for Acquisition of Rental Property and Additional Interests in Real Estate Entities
          Purchase accounting is applied to the acquisition of rental property and to the assets and liabilities related to real estate entities in which the Company acquired additional interests. Ownership interests acquired from related, common owners are accounted for at their historical cost basis. Acquisitions of ownership interests and rental property of other parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
•	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years;

•	the intangible value of tenant or customer relationships; and

•	the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred.

(i) Intangible Assets
          Intangible assets include the value of tenant or customer relationships and the origination value of leases in accordance with SFAS No. 141, ‘‘Business Combinations.’’ Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense on the date of termination.
          Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The effect of above-market rents acquired is recorded as a component of deferred costs. Above-market and below-market in-place lease values are determined on a lease-by-lease basis based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental income over the initial term of the related leases.
          In conjunction with the initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141, ‘‘Business Combinations” and is included as a component of intangible assets on the consolidated balance sheet. Goodwill is assessed for impairment annually at the end of our fiscal year and in interim periods if certain events, such as the loss of key personnel, occur indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangibles” (SFAS 142). SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three years ended December 31, 2005.
(j) Derivatives
          The Company has used interest rate protection or “cap” agreements to reduce the impact of interest rate changes. Under the terms of these agreements, the Company will make an initial premium payment to a counter-party in exchange for the right to receive payments from them if interest rates exceed specified levels during the term of the agreement. The Company is subject to market risk for changes in interest rates and credit risk in the event of non-performance by the counterparty. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations.
          All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income in shareholders’ equity for effective hedging relationships. The Company had no accumulated other comprehensive income or loss related to derivatives or other activities during 2005, 2004 or 2003. For derivative financial instruments not designated as cash flow hedge instruments, realized and unrealized changes in fair value are recognized in current period earnings.
          The Company had interest rate cap agreements with a notional amount of $25.5 million on floating rate mortgage debt that were repaid in July 2005. The cap agreements were not designated as cash flow hedges and were recorded at fair value as a component of prepaid and other assets. The Company recognized charges of approximately $7 thousand and $83 thousand during 2005 and 2004, respectively, related to the decline in fair market value of the caps. The remaining balances of the interest rate caps were fully written off in July 2005 upon retirement of the underlying mortgage debt.

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
          In conjunction with its initial public offering, the Company elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any nondeductible excise tax if it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had two taxable REIT subsidiaries (“TRS”) which generated taxable income during 2005, 2004 and 2003; however, the Company has determined any taxes resulting from TRS activities were inconsequential. The Company recognized an estimated tax liability of $65 thousand in 2005 as a result of the contribution of ownership interests by the TRS to the Operating Partnership. This elimination of the TRS ownership interest resulted in a taxable distribution of property. The estimated tax expense is included in general and administrative expenses in 2005.
          For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The Company paid no dividends in 2003. The characterization of the Company’s dividends for 2005 and 2004 are as follows:

	2005	2004
	(unaudited)	(unaudited)
Ordinary income	40.03%	59.4%
Return of capital	57.25%	40.6%
Long-term capital gain	2.72%	—
(l) Minority Interests
          Minority interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed properties and other assets for the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. The Company owned 93.5%, 91.0% and 86.1% of the outstanding Operating Partnership units at December 31, 2005, 2004 and 2003, respectively. There were no redemptions of Operating Partnership units for common shares in 2004 or 2003. During 2004, 6,250 units were redeemed for $132 thousand in cash resulting in 1,389,273 operating units outstanding as of December 31, 2004. During 2005, 285,913 units were redeemed for common shares valued at $3.8 million, and 300,429 units valued at $7.7 million were issued with the acquisition of Owings Mills Business Center and Prosperity Business Centers, resulting in 1,403,789 Operating Partnership units outstanding as of December 31, 2005.
(m) Earnings Per Share
          Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of the Company’s common shares outstanding. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The Company has one common stock equivalent, share options issued under the 2003 Equity Compensation Plan. The effect of stock options, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings per share from continuing operations and income (loss) (dollars in thousands):

	2005	2004	2003
Numerator for basic and diluted per share calculations:
Income (loss) from continuing operations	$1,350	$586	$(5,938)[1]
Income from discontinued operations	—	2,044	—

Net income (loss)	$1,350	$2,630	$(5,938)

	2005	2004	2003
Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic	16,595	11,530	8,177
Effect of dilutive shares:
Employee stock option awards	210	132	—

Denominator for diluted per share amounts	16,805	11,662	8,177

Basic and diluted net income (loss) per share:
Continued operations	$0.08	$0.05	$(0.73)
Discontinued operations	—	0.18	—

Net income (loss)	$0.08	$0.23	$(0.73)

[1]	Net loss per share for 2003 is calculated on our loss of $5,938 incurred subsequent to the Company’s initial public offering, which closed on October 28, 2003.
(n) Stock Based Compensation
          In compliance with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company has elected to follow the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan share options. As such, compensation expense would be recorded only if the current market price of the underlying shares on the date of grant exceeded the exercise price. In 2006, the Company will adopt SFAS No. 123(R) “Share Based Payment” using the modified prospective method and will recognize expense related to equity compensation .
          Under SFAS No. 123, compensation expense of $658 thousand, $246 thousand and $129 thousand would have been recorded during 2005, 2004 and 2003, respectively, for our Equity Compensation Plan based upon the fair value of the awards.
          Pro forma net income and net income per share would have been as follows (dollars in thousands):

	2005	2004	2003
Net income (loss), as reported	$1,350	$2,630	$(5,938)[1]
Add: total stock-based compensation included in reported net income (loss)	401	50	90
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(658)	(246)	(129)

Pro forma net income (loss)	$1,093	$2,434	$(5,977)

Net income (loss) per share, as reported – basic and diluted	$0.08	$0.23	$(0.73)
Pro forma net income (loss) per share – basic and diluted	$0.07	$0.21	$(0.73)

[1]	Net loss per share for 2003 is calculated on our loss of $5,938 incurred subsequent to the Company’s initial public offering, which closed on October 28, 2003.
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
(q) Application of New Accounting Standards
          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. FAS 123R requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, defined as the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of FAS 123R are effective for fiscal years beginning after December 15, 2005. The Company will adopt this standard in 2006 using the modified prospective method and expects this will have a material effect on its consolidated financial position and results of operations. The Company will value all options using the Black-Scholes option-pricing model.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’s financial statements of a voluntary change in accounting principle unless it is impracticable. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 154 effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the results of operations of the Company.
          In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company does not believe the adoption of this EITF will have a material effect on its financial position, results of operations or cash flows.
          In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 05-06, “Determining the Amortization Period of Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or term that includes renewals that have been reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of this EITF did not have a material effect on the Company’s financial position, results of operations or cash flows.
(2) Rental Property
          Rental property represents 52 and 39 industrial and flex rental properties as of December 31, 2005 and 2004, respectively, located in Maryland and Virginia. Rental property is comprised of the following (in thousands):

	December 31,
	2005	2004
Land	$153,762	$109,758
Buildings and improvements	530,246	361,025
Tenant improvements	17,558	10,542
Furniture, fixtures and equipment	9,794	9,706

	711,360	491,031
Less: accumulated depreciation	(42,226)	(27,094)

	$669,134	$463,937

(3) Acquisitions
          The Company acquired the following properties in 2005:

					Percent
		Acquisition		Square	Leased at
Property	Location	Date	Property Type	Feet	12/31/05
Reston Business Campus	Reston, VA	3/17/05	Flex	83,000	92%
1400 Cavalier Boulevard	Chesapeake, VA	4/07/05	Multi-tenant industrial	299,963	100%
Enterprise Center	Chantilly, VA	4/14/05	Flex	189,116	83%
Glenn Dale Business Center	Glenn Dale, MD	5/18/05	Multi-tenant industrial	315,191	99%
Gateway Centre	Manassas, VA	7/19/05	Flex	99,607	91%
1434 Crossways Boulevard	Chesapeake, VA	8/17/05	Office	220,501	100%
2000 Gateway Boulevard	Hampton, VA	9/30/05	Multi-tenant industrial	421,100	0%
403 & 405 Glenn Drive	Sterling, VA	10/07/05	Flex	197,201	82%
Diamond Hill Distribution Center	Chesapeake, VA	10/12/05	Multi-tenant industrial	712,550	100%
Linden Business Center	Manassas, VA	10/13/05	Flex	108,004	84%
Prosperity Business Center	Merrifield, VA	11/03/05	Multi-tenant industrial	71,572	100%
Owings Mills Business Center	Owings Mills, MD	11/03/05	Flex	87,148	94%
1000 Lucas Way	Hampton, VA	12/08/05	Flex	182,175	92%
          The aggregate purchase cost of properties acquired in 2005 was allocated as follows (in thousands):

					Above
					(below)
		Acquired		In-place	market
		tenant	Building and	leases	leases
	Land	improvements	improvements	intangible	acquired	Total
Reston Business Campus	$1,996	$384	$8,394	$1,007	$(15)	$11,766
1400 Cavalier Boulevard	1,387	24	11,338	824	(253)	13,320
Enterprise Center	3,728	198	27,076	1,340	(151)	32,191
Glenn Dale Business Center	3,369	206	14,298	860	(329)	18,404
Gateway Centre Manassas	3,015	702	6,032	736	76	10,561
1434 Crossways Boulevard	4,447	2,211	22,528	2,022	(923)	30,285
2000 Gateway Boulevard	4,132	—	10,674	—	—	14,806
403 & 405 Glenn Drive	3,940	240	12,307	884	(373)	16,998
Diamond Hill Distribution Center	3,290	23	24,926	1,177	(146)	29,270
Linden Business Center	4,829	327	10,651	742	(4)	16,545
Prosperity Business Center	5,881	57	3,438	348	(325)	9,399
Owings Mills Business Center	1,382	157	7,259	771	(558)	9,011
1000 Lucas Way	2,592	901	7,662	1,053	(43)	12,165

Total	$43,988	$5,430	$166,583	$11,764	$(3,044)	$224,721

          The Company acquired the following properties in 2004:

					Percent
		Acquisition		Square	Leased at
Property	Location	Date	Property Type	Feet	12/31/04
Herndon Corporate Center	Herndon, VA	4/27/04	Flex	127,353	98%
Aquia Commerce Center I & II	Stafford, VA	6/04/04	Flex	64,488	100%
Deer Park[1]	Randallstown, MD	7/16/04	Flex	171,140	94%
Gateway Center[1]	Gaithersburg, MD	7/16/04	Flex	44,307	100%
Gateway West[1]	Westminster, MD	7/16/04	Flex	110,147	75%
Girard Business Center[1]	Gaithersburg, MD	7/16/04	Flex	123,900	97%
Girard Place[1]	Gaithersburg, MD	7/16/04	Flex	175,190	95%
15 Worman’s Mill Court[1]	Frederick, MD	7/16/04	Flex	39,966	93%
20270 Goldenrod Lane[1]	Germantown, MD	7/16/04	Flex	24,468	100%
6900 English Muffin Way[1]	Frederick, MD	7/16/04	Multi-tenant industrial	165,690	100%
4451 Georgia Pacific Blvd. [1]	Frederick, MD	7/16/04	Multi-tenant industrial	169,750	100%
7561 Lindbergh Drive[1]	Gaithersburg, MD	7/16/04	Single-tenant industrial	36,000	100%
Patrick Center[1]	Frederick, MD	7/16/04	Office	66,706	95%
West Park[1]	Frederick, MD	7/16/04	Office	28,950	89%
Woodlands Business Center[1]	Largo, MD	7/16/04	Office	37,940	80%
Old Courthouse Square[1]	Martinsburg, WV	7/16/04	Retail	201,350	95%
Airpark Place	Gaithersburg, MD	8/05/04	Flex	82,200	90%
15395 John Marshall Highway	Haymarket, VA	10/22/04	Single-tenant industrial	123,777	100%
Norfolk Commerce Park II	Norfolk, VA	10/22/04	Flex	127,625	94%
Crossways II	Chesapeake, VA	10/22/04	Flex	85,004	100%
Windsor at Battlefield	Manassas, VA	12/21/04	Flex	154,226	59%
Campus at Metro Park North	Rockville, MD	12/23/04	Flex	190,238	100%
4612 Navistar Drive	Frederick, MD	12/23/04	Single-tenant industrial	215,085	100%

[1]	Properties were acquired as part of a portfolio collectively referred to as the Suburban Maryland Portfolio.
          The aggregate purchase cost of properties acquired in 2004 was allocated as follows (in thousands):

		Acquired			Customer	Deferred
		tenant	Building and	In-place leases	relations	market
	Land	improvements	improvements	intangible	intangible	revenue, net	Total
Herndon Corporate Center	$4,087	$314	14,337	1,669	66	(30)	20,443
Aquia Commerce Center I & II	1,795	63	8,626	1,025	49	(187)	11,371
Suburban Maryland Portfolio	34,761	2,001	86,432	7,606	37	(2,188)	128,649
Airpark Place	2,697	26	7,115	336	—	(157)	10,017
15395 John Marshall Highway	2,736	459	6,842	916	—	—	10,953
Norfolk Commerce Park II	1,205	400	8,309	999	12	45	10,970
Crossways II	1,036	100	6,175	712	—	(39)	7,984
Windsor at Battlefield	3,228	810	10,886	786	—	(340)	15,370
4612 Navistar Drive	3,808	126	18,637	1,443	—	(215)	23,799
Campus at Metro Park North	9,220	1,237	30,819	3,826	—	(1,196)	43,906

Total	$64,573	$5,536	$198,178	$19,318	$164	$(4,307)	$283,462

          The value of above and below market in-place leases is based on the present value of the difference between the contractual rent and the market rents over the remaining non-cancelable lease term (using a discount rate that reflects the risks associated with the leases acquired).
Pro Forma Financial Information
          The pro forma financial information set forth below presents results as if all of the Company’s 2005 and 2004 acquisitions, dispositions and common share offerings had occurred on January 1, 2004. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	For the Year Ended December 31,
	2005	2004
Pro forma total revenues	$92,100	$89,483
Pro forma net income	2,606	5,594
Pro forma basic and diluted earnings per share	$0.13	$0.28

(4) Intangible Assets
     Intangible assets consisted of the following at December 31 (in thousands):

	2005	2004
In-place leases	$38,449	$28,105
Customer relations	504	504
Above market leases	1,675	885
Goodwill	2,100	2,100

	42,728	31,594
Less: accumulated amortization	(13,614)	(5,586)

	$29,114	$26,008

          The Company recognized $8.2 million, $4.1 million and $1.5 million of amortization expense on intangible assets for the years ended December 31, 2005, 2004 and 2003, respectively. Losses due to termination of tenant leases and defaults were $737 thousand and $77 thousand during 2005 and 2004, respectively. No losses were incurred in 2003.
          Estimated amortization of intangible assets as of December 31, 2005, for each of the five succeeding fiscal years is as follows (in thousands):

2006	$9,010
2007	5,619
2008	3,973
2009	2,905
2010	1,934
(5) Discontinued Operations
          Income from discontinued operations includes revenues and expenses associated with 6251 Ammendale Road. The Company classified this property as held for sale during 2004 and subsequently sold the property in November 2004. The Company recognized a gain of $2.1 million upon the sale of the property and has no continuing involvement with the property subsequent to its disposal. The Company acquired this property on December 24, 2003, while only 38 percent leased, and the results of operations during 2003 were inconsequential.
          The following table summarizes the components of income from discontinued operations (in thousands):

Revenue	$765
Property operating expenses	422
Depreciation and amortization	188

Income from operations	155
Gain on sale of disposed property	2,092
Minority interests in discontinued operations	(203)

Income from discontinued operations	$2,044

          In November 2005, the Company’s Board of Trustees approved the Company’s plan to sell its 6600 Business Parkway property which the Company began actively marketing in January 2006. Subsequently, the Company signed a non-binding letter of intent to sell the property and anticipates a disposition in the first or second quarter of 2006. The Company has not classified the property as held for sale as it did not meet the criteria for reclassification under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, at December 31, 2005.

(6) Mortgage Loans and Other Debt
          The Company’s borrowings consisted of the following (in thousands):

	December 31,
	2005	2004
Credit facility with a variable rate of LIBOR +1.70%	$26,999	$39,680
Mortgage debt with interest rates ranging from 5.13% to 8.53% maturing at various dates through November 2016	369,266	259,039

	$396,265	$298,719

(a) Credit Facility
          On November 30, 2004, the Company entered into a $75 million unsecured credit facility with KeyBank N.A. and Wells Fargo National Bank, with KeyBank N.A. as managing administrative agent. Availability under the facility is based upon the value of the Company’s unencumbered assets. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value.
          On June 28, 2005, the Company entered into a first amendment to its unsecured credit facility. The amendment (i) reduced the applicable LIBOR margin from a range of 170 to 250 basis points to a range of 145 to 195 basis points and reduced the applicable base rate margin from a range of 0% to 0.50% to a range of 0% to 0.25% (the applicable margin depends upon the Company’s consolidated total leverage ratio); (ii) increased the limit of consolidated total indebtedness that the Company can incur from 60% to 65% of consolidated gross asset value; (iii) increased the Company’s tangible net worth requirement from $100 million to $200 million; (iv) reduced the restricted investments limitation from 30% to 20% of gross asset value; and (v) reduced the unhedged variable rate debt limitation from 25% to 20% of gross asset value. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility.
          On October 12, 2005, the Company entered into a second amendment to its unsecured revolving credit facility, which increased the permitted borrowings under the revolving credit facility from $75 million to $100 million, changed the maximum recourse debt covenant from $10 million to 10% of gross asset value, modified the process for adding eligible unencumbered properties to the unsecured corporate debt and removed a restriction regarding additional unsecured corporate debt. The Company has the option to increase the facility up to an additional $75 million prior to December 31, 2006. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. The Company is required to pay annual commitment fees that vary from 0.15% to 0.25% based on the amount of unused capacity under the credit facility. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of December 31, 2005.
          The weighted average borrowings outstanding on the credit facility during 2005 was $36.1 million with a weighted average interest rate of 5.01% associated with the borrowing, compared to $4.1 million and 3.83% during 2004. The Company’s maximum daily borrowings outstanding were $84.8 million and $39.7 million during 2005 and 2004, respectively. Outstanding borrowings under the credit facility at December 31, 2005 were $27 million. There were no borrowings outstanding under the credit facility at December 31, 2004. The Company had additional borrowing capacity from the credit facility of $73 million and $35 million as of December 31, 2005 and December 31, 2004, respectively. The weighted average interest rate was 6.30% on borrowings outstanding on the line of credit at December 31, 2005, compared to 4.2% at December 31, 2004.
(b) Mortgage Debt
          At December 31, 2005 and 2004, the Company’s mortgage debt was as follows (in thousands):

	December 31,
	2005	2004
4200 Tech Court, 8.07%, matures October 2009.	$1,798	$1,818
4212 Tech Court, 8.53% matures June 2010.	1,748	1,765
Crossways Commerce Center, 6.70%, matures October 2012.	26,054	26,338
Newington Business Park Center, 6.70%, matures October 2012.	16,435	16,614
Interstate Plaza, 7.45%, effective interest rate of 5.30%, matures January 2007.	8,546	8,796
Herndon Corporate Center, 5.11%, effective interest rate of 5.66%, matures April 2008.	8,764	8,878
Aquia Commerce Center, 6.50%, matures February 2013.	931	1,023
Suburban Maryland Portfolio, 6.71%, effective interest rate of 5.54%, matures September 2008.	78,012	80,129

	December 31,
	2005	2004
Norfolk Commerce Park II, 6.90%, effective interest rate of 5.28%, matures August 2008.	7,700	7,805
4612 Navistar Drive, 7.48%, effective interest rate of 5.20%, matures July 2011.	14,371	14,753
Campus at Metro Park North, 7.11%, effective interest rate of 5.25%, matures February 2012.	26,259	26,900

Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center, Norfolk Business Center and Alexandria Corporate Park, 5.19%, matures August 2015.	100,000	—
Van Buren Business Park, 6600 Business Parkway, 13129 Airpark Road and Plaza 500, 7.26% repaid in December 2005.	—	38,720

Greenbrier Technology Center and Norfolk Business Center, floating rate of LIBOR + 2.45%, repaid in July 2005.	—	10,500
Rumsey Center and Snowden Center, floating rate of LIBOR + 2.35%, repaid in July 2005.	—	15,000
Enterprise Center, 8.03%, effective interest rate of 5.20%, matures December 2010.	20,016	—
Glenn Dale Business Center, 7.83%, effective interest rate of 5.13%, matures May 2009.	9,128	—
Gateway Centre Manassas, 7.35%, effective interest rate of 5.88%, matures November 2016.	1,905	—
1434 Crossways Blvd, 6.25% and 7.05%, effective interest rate of 5.38%, matures March 2013 and August 2012.	20,605	—
403 and 405 Glenn Drive, 7.60%, effective interest rate of 5.50%, matures July 2011.	9,265	—
Linden Business Center, 6.01%, effective interest rate of 5.58%, matures October 2013.	7,760	—
Owings Mills Business, Center 5.85%, effective interest rate of 5.75%, matures March 2014.	5,911	—
Prosperity Business Center, 6.25%, effective interest rate of 5.75%, matures January 2013.	4,058	—

	$369,266	$259,039

          On July 18, 2005, the Company closed on a $100 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%, with interest only payments for the first five years and based on a 30-year amortization thereafter. Terms of the financing allow the Company to substitute collateral as long as certain debt service coverage and loan-to-value ratios are maintained. The loan was funded in two stages, with the first $65 million funded at the initial closing. Proceeds from the first funding were used to repay the Company’s floating rate mortgage debt on Greenbrier Technology Center, Norfolk Business Center, Rumsey Center and Snowden Center and to reduce the balance outstanding on its revolving credit facility. The Company incurred a $95 thousand charge associated with the write-off of unamortized financing costs from the retirement of debt. The second funding of $35 million, occurred on December 16, 2005, with the proceeds used to satisfy the obligation of a mortgage loan bearing interest at 7.26% and scheduled to mature in December 2007. The Company incurred a one-time charge totaling approximately $2.8 million in the fourth quarter of 2005 related to the costs associated with satisfying the obligation under this loan and writing off unamortized deferred financing costs. Rumsey Center, Snowden Center, Greenbrier Technology Center, Norfolk Business Center and Alexandria Corporate Park served as the collateral for the first funding, and Plaza 500 and Van Buren Business Park were added to the collateral base with the second funding.
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
          The Company’s mortgage debt is recourse solely to specific assets. The Company had 39 and 32 properties that secured mortgage debt at December 31, 2005 and 2004, respectively.
          Future minimum principal payments on the Company’s mortgage loans and credit facility as of December 31, 2005, are as follows (in thousands):

2006	$33,802
2007	15,038
2008	93,448
2009	13,954
2010	23,118
Thereafter	216,905

$396,265

(7) Commitments and Contingencies
(a) Operating Leases
          The Company’s rental properties are subject to non-cancelable operating leases generating future minimum rental payments based on contractual rental revenue as of December 31, 2005, as follows (in thousands):

		Percent of square
	Future	feet under leases
	minimum rents	expiring
2006	$70,503	18%
2007	60,140	15%
2008	49,498	10%
2009	39,828	16%
2010	28,046	11%
Thereafter	19,192	30%

Total	$267,207	100%

          At December 31, 2005, our portfolio was approximately 89% leased to 471 tenants.
          The Company rents office space for its corporate office under a non-cancelable operating lease, which it entered upon relocating its corporate offices effective August 1, 2005. The Company subleased the majority of its former corporate office space to two tenants, including one related party as discussed below, in 2005. The Company remains the primary obligor under the terms of the original lease on its former corporate office space through the end of the lease term in 2010.
          Rent expense incurred under the terms of the corporate office leases was $413 thousand, $238 thousand and $75 thousand for the years ended December 31, 2005, 2004 and 2003, respectively, net of subleased revenue (see Note 8).
          Future minimum rental payments under the corporate office leases and contractual rent from the two subleases of the former corporate office space are summarized as follows (in thousands):

Future Minimum Rent Expense
		Contractual	Future
	Corporate	Sublease	Minimum Rent
	Offices	Revenue	Expense, net
2006	$725	$(218)	$507
2007	752	(225)	527
2008	779	(231)	548
2009	825	(239)	586
2010	871	(246)	625
Thereafter	1,153	—	1,153

Total	$5,105	$(1,159)	$3,946

(b) Legal Proceedings
          The Company is subject to legal proceeds and claims arising in the ordinary course of its business. In the opinion of management and the Company’s legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations or financial position of the Company.
(8) Related Party Transaction
          In September 2005, the Company subleased a portion of its former corporate office space to Donatelli & Klein, a real estate investment firm that develops multifamily properties, which is owned by the Chairman of the Company’s Board of

Trustees. The rental rate under the sublease is representative of market rates, and rent due under the terms of the sublease approximates $200 thousand annually over the remaining five-year term of the original lease. The Company remains obligated as primary lessee under the terms of the original lease.
(9) Fair Value of Financial Instruments
          The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values because of their short-term maturities. Certain mortgage notes and our line of credit are carried at values that represent their fair values due to the variable nature of the associated interest rate. We calculate fair value by discounting future contractual principal and interest payments using prevailing market rates at the balance sheet date. Fair value information relating to our fixed-rate mortgage debt as of December 31 is as follows (in thousands):

	2005		2004
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed-rate mortgage debt	$368,817	$369,266	$268,119	$259,039
(10) Shareholders’ Equity
          On October 28, 2003, the Company closed its initial public offering. The Company sold 7.5 million common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $102 million. On November 21, 2003, the Company sold an additional 1.1 million shares to cover over-allotments resulting in additional net proceeds of approximately $15.5 million. The Company fully used the net proceeds from the IPO and follow-on offering to acquire additional properties, repay borrowings, accrued interest and prepayment fees and acquire joint venture interests held by an institutional partner in four of the Company’s properties.
          On June 23, 2004, the Company closed on a follow-on offering of 5.5 million common shares at $17.60 per share, resulting in net proceeds of approximately $92 million. The Company used the proceeds to repay borrowings outstanding on the Company’s revolving credit facility.
          On March 31, 2005, the Company sold 2.1 million common shares of beneficial interest to an investor for $21.95 per share. The transaction generated net proceeds of approximately $44.9 million. The Company completed another follow-on offering of 3.5 million common shares that closed on October 26, 2005, raising net proceeds of approximately $79.1 million. The Company used the net proceeds from both offerings to substantially pay down the balance outstanding on its revolving credit facility.
(11) Benefit Plans
(a) Stock-based compensation
          The Company adopted the 2003 Equity Compensation Plan (“the Plan”) during 2003. The Plan provides for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan are non-qualified, and all employees and non-employee trustees are eligible to receive grants. The Plan originally authorized the issuance of 911 thousand common share equity awards. An additional 650 thousand common shares of equity awards were authorized in 2005. At December 31, 2005, 674 thousand options had been awarded of which 588 thousand remained outstanding. Options vest 25 percent on the first anniversary of the date of grant and 6.25 percent in each subsequent calendar quarter thereafter until fully vested. In addition, the Company had awarded 70 thousand restricted share grants, of which 66 thousand remained outstanding. Share grants to Company management vest based on achieving certain total shareholder return thresholds or, in any event, after seven years. Share grants to trustees vest immediately. There were 833 thousand shares available for equity awards available as of December 31, 2005.

          The following summarizes the activity in the Plan for the period from October 28, 2003 (date of adoption of plan) through December 31, 2005 (dollars in thousands except per share and share amounts):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	575,000	$15.49	505,000	$15.00	—	$—
Options granted	98,500	22.48	70,000	19.01	505,000	15.00
Options exercised	74,218	15.00	—	—	—	—
Options forfeited	11,187	16.73	—	—	—	—

Options outstanding, end of year	588,095	16.70	575,000	15.49	505,000	15.00
Options exercisable, end of year	244,220	15.46	126,250	15.00	—	—

Weighted average fair value of options granted during the year (calculated as of the grant date):	$1.93		$1.67		$1.62
          The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$15.00	423,282	7.8 years	$15.00	215,470	$15.00
18.70 — 19.78	67,813	8.6 years	19.02	28,750	18.93
22.42 — 22.54	97,000	9.0 years	22.48	—	—

	588,095			244,220

          The fair value determination was calculated using the Black-Scholes option-pricing model to value all stock options granted in 2005, 2004 and 2003 using the following assumptions:

	2005	2004	2003
Weighted average risk free interest rate	3.68%	3.82%	3%
Expected volatility	15.4%	15.4%	20%
Expected dividend yield	5%	5%	5%
Weighted average expected life of options	5 years	5 years	5 years
          On January 3, 2005, the Company granted 60,171 restricted common shares to executive officers. The Company measured the value of the awards and recorded expense based on vesting at the end of each accounting period during 2005 until the vesting terms of the awards were fixed in September. The fair value of these awards was $26.40 at the date vesting terms were fixed. These grants will vest at the end of the seven-year award period, or earlier upon achieving certain total shareholder return performance measures over the term of the award. In September 2005, 4,047 of the restricted common shares were forfeited by a former officer of the Company as discussed below. At December 31, 2005, none of the performance measures had been achieved. In February 2006, 25% of the restricted shares vested upon achievement of certain performance thresholds.
          The Company also grants common shares to non-executive trustees annually as a component of compensation for serving on the Company’s Board of Trustees. Non-executive trustees collectively received 2,500 shares in 2005 (for 2004) and 7,000 shares in 2003, with grant date fair values of $22.54 and $15.00, respectively. The Company recognized $40 thousand, $50 thousand and $90 thousand of stock-based compensation expense for officer and trustee restricted share awards, net of minority interests, during 2005, 2004 and 2003, respectively.

          During the third quarter of 2005, certain stock option awards were deemed vested as part of a severance agreement negotiated with a former officer of the Company. Under the terms of this agreement, the vesting of 8,438 options was accelerated, resulting in additional compensation expense of approximately $80 thousand based on the intrinsic value of the accelerated awards at the date of modification. All remaining unvested stock options and restricted common share awards granted to this individual were forfeited as of the date of separation.
(b) 401(k) Plan
          The Company has a 401(k) defined contribution plan covering all employees. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. The Company matches employee contributions after one year of service up to 7.5% of a participant’s annual compensation. Employee and employer contributions vest immediately. The Company funds all matching contributions with cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions for each of the three years ended December 31, 2005, 2004 and 2003 were $166 thousand, $98 thousand and $61 thousand, respectively. The 401(k) plan is fully funded at December 31, 2005.
(12) Segment Information
          The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States of America. As of December 31, 2005 and 2004, the Company’s tenant base contained one significant tenant, the United States Government, which leased 8% and 13% of the Company’s total rentable square feet, respectively.
(13) Supplemental Disclosure of Cash Flow Information
          Supplemental disclosures of cash flow information for the years ended December 31 are as follows (in thousands):

	2005	2004	2003
Cash paid for interest on indebtedness	$19,958	$10,393	$9,785
Non-cash investing and financing activities:
Issuance of common shares to trustees	56	—	—
Debt assumed in connection with acquisitions of real estate	79,690	140,559	—
Conversion of operating partnership units	3,821	—	—
Issuance of units in exchange for limited partnership interests	7,715	—	20,759
          During 2005, the Company acquired 13 properties for $224.7 million, including the assumption of mortgages with a fair value at the transaction date of $79.7 million. During 2004, the Company acquired properties at an aggregate purchase cost of $283.5 million, net of the assumption of mortgages with acquisition date fair values of $140.6 million. The additions to rental property and other assets are net of the non-cash assumption of these mortgages. On November 3, 2005, the Company acquired Prosperity Business Center and Owings Mills Business Center through the assumption of mortgage debt and the issuance of 300,429 limited partnership interests in the Company’s Operating Partnership. The units were valued at $7.7 million based on the closing price of the Company’s common shares on the date of acquisition. Amounts related to the loss on early retirement of debt in 2003 were reclassified to conform to the 2005 presentation.

(14) Quarterly Financial Information (unaudited)

	2005
	First	Second	Third	Fourth
(Dollars in thousands except per share information)	Quarter	Quarter	Quarter	Quarter
Revenue	$16,428	$18,032	$20,713	$22,460
Operating expenses	11,350	12,266	13,595	15,714
Net income (loss)	526	1,038	1,562	(1,776) *
Income from continuing operations and net income (loss) per share — basic and diluted	$0.04	$0.06	$0.09	$(0.09)

     *Includes $2.8 million loss on early retirement of debt.
     On March 31, 2005, and October 26, 2005, the Company sold 2.0 million and 3.5 million common shares, respectively.

	2004
	First	Second	Third	Fourth
(Dollars in thousands except share information)	Quarter	Quarter	Quarter	Quarter
Revenue	$7,513	$8,210	$12,183	$14,207
Operating expenses	5,480	6,079	8,310	9,642
(Loss) income from continuing operations	(182)	(71)	592	246
Income from discontinued operations	11	13	65	1,956
Net (loss) income	(171)	(58)	657	2,202

Basic net income (loss) per share

(Loss) income from continuing operations	$(0.02)	$(0.01)	$0.04	$0.02
Income from discontinued operations	—	—	0.01	0.14

Net (loss) income	$(0.02)	$(0.01)	$0.05	$0.16

Diluted net income (loss) per share

(Loss) income from continuing operations	$(0.02)	$(0.01)	$0.04	$0.02
Income from discontinued operations	—	—	0.01	0.13

Net (loss) income	$(0.02)	$(0.01)	$0.05	$0.15

          The Company issued 5.5 million common shares in June 2004. Earnings per share in the third and fourth quarter receive more weighting when compared to the full year earnings per share, and as a result, the sum of the quarters does not equate to the full year calculation.
(15) Subsequent Events
          On January 19, 2006, the Company acquired a six-building portfolio of Class A warehouse properties totaling 632,790 square feet in the Richmond, Virginia market for $40 million in cash.
          On February 13, 2006, the Company acquired Crossways I, a 143,398 square foot flex/office property in Chesapeake, Virginia for $15.5 million in cash.
          On February 27, 2006, the Company entered into a $50 million Term Loan Agreement with KeyBank, N.A. The loan has a 5-year term maturing in March 2011 and bears interest at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels. Proceeds from the loan were used to fund recent acquisitions and partially pay down the Company’s credit facility.
          On February 27, 2006, the Company acquired Sterling Park Business Center for $30.9 million in cash. The property is comprised of Sterling Park One and Two, two one-story flex/office buildings totaling 127,814 square feet, and an additional 42.5 acres of developable land. The purchase price was funded with borrowings under the $50 million term loan referred to above.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

(Amounts in thousands)

					Initial Costs			Gross Amount at End of Year
				Encumbrances at		Building And	Net Improvements		Building And		Accumulated
Description	Location	Date Acquired	Type	December 31, 2005	Land	Improvements	Since Acquisition	Land	Improvements	Total	Depreciation
13129 Airpark Road	Culpeper, VA	December 1997	Industrial	$—	$443	$3,103	$1,137	$443	$4,240	$4,683	$(838)
Plaza 500	Alexandria, VA	December 1997	Industrial	33,801	6,265	35,433	1,432	6,265	36,865	43,130	(7,871)
6600 Business Parkway	Elkridge, MD	December 1997	Industrial	—	2,614	5,111	149	2,614	5,260	7,874	(1,104)
Van Buren Business Park	Herndon, VA	December 1997	Flex	7,580	3,592	7,652	1,498	3,592	9,150	12,742	(2,052)
4200 Technology Court	Chantilly, VA	October 1998	Flex	1,798	528	2,421	204	528	2,625	3,153	(514)
4212 Technology Court	Chantilly, VA	October 1998	Flex	1,748	528	2,423	243	528	2,666	3,194	(485)
Crossways Commerce Center	Chesapeake, VA	December 1999	Industrial	26,054	5,160	23,660	2,098	5,160	25,758	30,918	(6,375)
Newington Business Park	Lorton, VA	December 1999	Industrial	16,435	3,135	10,354	3,994	3,135	14,348	17,483	(3,117)
Greenbrier Technology Center	Chesapeake, VA	October 2002	Flex	4,972	1,365	5,119	109	1,365	5,228	6,593	(1,261)
Norfolk Business Center	Norfolk, VA	October 2002	Flex	4,665	1,323	4,967	94	1,323	5,061	6,384	(1,229)
Rumsey Center	Columbia, MD	October 2002	Flex	9,114	2,675	10,196	498	2,675	10,694	13,369	(1,741)
Snowden Center	Columbia, MD	October 2002	Flex	12,373	3,404	12,824	808	3,404	13,632	17,036	(2,049)
Virginia Ctr Technology Park	Glen Allen, VA	October 2003	Flex	—	1,922	7,026	595	1,922	7,621	9,543	(957)
Interstate Plaza	Alexandria, VA	December 2003	Industrial	8,546	2,185	8,972	67	2,185	9,039	11,224	(610)
Alexandria Corporate Park	Alexandria, VA	December 2003	Industrial	27,495	10,046	27,243	380	10,046	27,623	37,669	(1,558)
Herndon Corporate Center	Herndon, VA	April 2004	Flex	8,764	4,087	14,651	217	4,087	14,868	18,955	(732)
Aquia Commerce Center	Stafford, VA	June 2004	Flex	931	1,795	8,689	(35)	1,795	8,654	10,449	(384)
6900 English Muffin Way	Frederick, MD	July 2004	Industrial	7,159	3,139	8,726	(9)	3,139	8,717	11,856	(352)
Deer Park	Randallstown, MD	July 2004	Flex	7,907	3,680	7,697	95	3,680	7,792	11,472	(333)
Gateway Center	Gaithersburg, MD	July 2004	Flex	4,068	1,717	3,943	39	1,717	3,982	5,699	(175)
Gateway West	Westminster, MD	July 2004	Flex	6,141	891	6925	289	891	7,214	8,105	(360)
4451 Georgia Pacific Boulevard	Frederick, MD	July 2004	Industrial	6,909	3,448	8,978	(2)	3,448	8,976	12,424	(362)
2027 Goldenrod Lane	Germantown, MD	July 2004	Flex	2,149	1,416	2,060	—	1,416	2,060	3,476	(96)
Girard Business Center	Gaithersburg, MD	July 2004	Flex	7,830	4,675	7,151	119	4,675	7,270	11,945	(339)
Girard Place	Gaithersburg, MD	July 2004	Flex	9,979	5,170	9,507	136	5,170	9,643	14,813	(403)
Old Courthouse Square	Martinsburg, WV	July 2004	Retail	7,677	3,489	12,989	67	3,489	13,056	16,545	(617)
Patrick Center	Frederick, MD	July 2004	Office	8,136	1,778	8,721	129	1,778	8,850	10,628	(384)
15 Worman’s Mill Court	Frederick, MD	July 2004	Flex	2,687	546	3,329	38	546	3,367	3,913	(147)
7561 Lindberg Drive	Gaithersburg, MD	July 2004	Industrial	1,996	2,969	311	11	2,969	322	3,291	(18)
West Park	Frederick, MD	July 2004	Office	2,764	520	5,177	93	520	5,270	5,790	(217)
Woodland Business Center	Largo, MD	July 2004	Office	2,610	1,323	2,920	73	1,323	2,993	4,316	(145)
Airpark Place	Gaithersburg, MD	August 2004	Flex	—	2,697	7,141	125	2,697	7,266	9,963	(264)
15395 John Marshall Highway	Haymarket, VA	October 2004	Industrial	—	2,736	7,301	40	2,736	7,341	10,077	(272)
Crossways II	Chesapeake, VA	October 2004	Flex	—	1,036	6,275	12	1,036	6,287	7,323	(241)
Norfolk Commerce Center II	Norfolk, VA	October 2004	Flex	7,700	1,221	8,693	202	1221	8,895	10,116	(405)
Windsor at Battlefield	Manassas, VA	December 2004	Flex	—	3,228	11,696	125	3,228	11,821	15,049	(479)
4612 Navistar Drive	Frederick, MD	December 2004	Industrial	14,371	3,808	18,762	1	3,808	18,763	22,571	(489)
Campus at Metro Park North	Rockville, MD	December 2004	Flex	26,259	9,220	32,056	(61)	9,220	31,995	41,215	(1,034)
Reston Business Campus	Reston, VA	March 2005	Flex	—	1,996	8,778	85	1,996	8,863	10,859	(203)
1400 Cavalier Boulevard	Chesapeake, VA	April 2005	Industrial	—	1,387	11,362	31	1,387	11,393	12,780	(227)
Enterprise Center	Chantilly, VA	April 2005	Flex	20,016	3,728	27,274	16	3,728	27,290	31,018	(573)
Glenn Dale Business Center	Glenn Dale, MD	May 2005	Industrial	9,128	3,369	14,504	184	3,369	14,688	18,057	(242)
Gateway Centre Manassas	Manassas, VA	July 2005	Industrial	1,905	3,015	6,734	54	3,015	6,788	9,803	(149)
1434 Crossways Boulevard	Chesapeake, VA	August 2005	Office	20,605	4,447	24,739	1	4,447	24,740	29,187	(319)
Gateway Hampton Roads	Hampton, VA	September 2005	Flex	—	4,132	10,674	—	4,132	10,674	14,806	(68)
403/405 Glenn Drive	Sterling, VA	October 2005	Industrial	9,265	3,940	12,547	2	3,940	12,549	16,489	(93)
Diamond Hill Distribution Center	Chesapeake, VA	October 2005	Industrial	—	3,290	24,949	—	3,290	24,949	28,239	(165)
Linden Business Center	Manassas, VA	October 2005	Office	7,760	4,829	10,978	—	4,829	10,978	15,807	(88)
Owings Mills Business Center	Owings Mills, MD	November 2005	Office	5,911	1,382	7,416	1	1,382	7,417	8,799	(39)
Prosperity Business Center	Merrifield, VA	November 2005	Flex	4,058	5,881	3,495	(1)	5,881	3,494	9,375	(16)
1000 Lucas Way	Hampton, VA	December 2005	Office	—	2,592	8,563	—	2,592	8,563	11,155	(35)

				$369,266	$153,762	$542,215	$15,383	$153,762	$557,598	$711,360	$(42,226)

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years. The tax basis of the assets above is $716,446 at December 31, 2005.

(a) Reconciliation of Real Estate
          The following table reconciles the real estate investments for the three years ended December 31, 2005 (amounts in thousands):

	2005	2004	2003
Balance at beginning of year	$491,031	$226,361	$117,258
Acquisitions of rental property	216,001	268,287	108,803
Capital expenditures	5,077	2,605	1,239
Dispositions	(749)	(6,222)	(939)

Balance at end of year	$711,360	$491,031	$226,361

(b) Reconciliation of Accumulated Depreciation
          The following table reconciles the accumulated depreciation on the real estate investments for the three years ended December 31, 2005 (amounts in thousands):

	2005	2004	2003
Balance at beginning of year	$27,094	$18,026	$12,622
Depreciation of acquisitions of rental property	2,217	1,769	3,986
Depreciation of all other rental property and capital expenditures	13,061	7,303	2,261
Dispositions	(146)	(4)	(843)

Balance at end of year	$42,226	$27,094	$18,026

Exhibit Index

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
3.3(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.
10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.
10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.
10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.
10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.
10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.
10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.
10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.
10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.
10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.
10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.
10.24(2)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.
10.25(3)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.
10.26(7)	Summary of 2006 Non-Employee Trustee Compensation.

Exhibit	Description of Document
10.27(1)	2003 Equity Compensation Plan.
10.28(8)	Amendment No. 1 to Equity Compensation Plan.
10.29(1)	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as Seller, and First Potomac Realty Investment Limited Partnership as the Buyer, dated as of September 10, 2003.
10.30(1)	Contract of Sale between Elman Alexandria Associates, LP, as Seller, and First Potomac Realty Trust, as Buyer, dated as of September 19, 2003.
10.31(9)	Agreement of Purchase and Sale for 4612 Navistar Drive and 400 East Gude Drive and 7300, 7301 and 7362 Calhoun Place, Rockville, MD by and between Navistar Management, LLC, T. Richard Butera, RIP Investments, LP, BP Gude Management, LLC, the Butera, LLLP, and RIP Investments, LP, as Sellers, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of October 22, 2004.
10.32(10)	Agreement of Purchase and Sale for Enterprise Center, by and between Enterprise Dulles, LLC, as Seller, and First Potomac Realty Investment Limited Partnership, as Buyer, dated as of January 27, 2005.
10.33(4)	Revolving Credit Agreement between First Potomac Realty Investment Limited Partnership and Fleet National Bank.
10.34(5) 10.35(6)	First Amendment to Revolving Credit Agreement. Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, as Managing Administrative Agent, and Wells Fargo Bank.
10.36(11)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.
10.37(12)	First Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated June 28, 2005.
10.38(13)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.
10.39(14)	Second Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated October 12, 2005.
10.40(15)	Joinder Agreement, by and between, Gateway Hampton Roads, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.41(16)	Joinder Agreement, by and between FP Campostella Road, LLC, FP Diamond Hill, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.42(17)	Modification, Waiver and Consent between FPR Holdings Limited Partnership, as borrower, and JP Morgan Chase Bank, as trustee, dated December 15, 2005.
10.43(18)	Defeasance Pledge and Security Agreement among FPR Holding Limited Partnership, as pledgor, JP Morgan Chase Bank, as pledgee, Wachovia Bank, N.A., as servicer, and Wells Fargo Bank, N.A., as intermediary, dated December 15, 2005.
10.44(19)	Defeasance Assignment, Assumption and Release Agreement among FPR Holdings Limited Partnership, as pledgor, JP Morgan Chase Bank, as pledgee, SB FPR Holdings, LLC, as successor borrower, Wachovia Bank, N.A., as servicer, and Wells Fargo Bank, N.A., as intermediary, dated December 15, 2005.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP (independent registered public accounting firm).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(4)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

(7)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on December 7, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(9)	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2005.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2005.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2005.

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2005.