Form 10-Q
period 2006-03-31
FIRST POTOMAC REALTY TRUST
filed 2006-05-10
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☑ Accelerated Filer	☐ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 126-2) YES ☐ NO ☑
As of May 10, 2006, there were 20,499,304 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	March 31, 2006
	(unaudited)	December 31, 2005
Assets:
Rental property, net	$741,539	$668,730
Assets held for sale	7,378	—
Cash and cash equivalents	5,191	3,356
Escrows and reserves	10,652	9,818
Accounts and other receivables, net of allowance for doubtful accounts of $259 and $339, respectively	3,353	2,705
Accrued straight-line rents, net of allowance for doubtful accounts of $56 and $35, respectively	3,523	3,638
Deferred costs, net	7,120	6,676
Prepaid expenses and other assets	3,161	3,322
Intangible assets, net	32,540	29,518

Total assets	$814,457	$727,763

Liabilities:
Mortgage loans	$367,651	$369,266
Credit facility	68,000	26,999
Term loan	50,000	—
Accounts payable and accrued expenses	4,265	4,734
Accrued interest	2,596	1,618
Rents received in advance	3,220	2,932
Tenant security deposits	4,178	3,973
Deferred market rent	8,444	7,281

Total liabilities	508,354	416,803

Minority interests	16,354	21,629

Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 20,431,255 and 20,072,755 shares issued and outstanding, respectively	20	20
Additional paid-in capital	344,103	338,564
Dividends in excess of accumulated earnings	(54,374)	(49,253)

Total shareholders’ equity	289,749	289,331

Total liabilities and shareholders’ equity	$814,457	$727,763

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental	$20,319	$13,895
Tenant reimbursements and other	4,055	2,240

Total revenues	24,374	16,135

Operating expenses:
Property operating	4,702	2,997
Real estate taxes and insurance	2,172	1,360
General and administrative	2,534	1,871
Depreciation and amortization	7,863	5,041

Total operating expenses	17,271	11,269

Operating income	7,103	4,866

Other expenses (income):
Interest expense	6,590	4,429
Interest and other income	(403)	(15)

Total other expenses	6,187	4,414

Income from continuing operations before minority interests	916	452

Minority interests	(52)	(40)

Income from continuing operations	864	412

Discontinued operations:
Income from operations of property held for sale	259	125
Minority interests in discontinued operations	(15)	(11)

Income from discontinued operations	244	114

Net income	$1,108	$526

Basic and diluted net income per share:
Income from continuing operations	$0.04	$0.03
Income from discontinued operations	0.01	0.01

Net income per share	$0.05	$0.04

Weighted average common shares outstanding — basic	20,168	14,238

Weighted average common shares outstanding — diluted	20,403	14,412
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$1,108	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,921	5,286
Non-cash stock-based compensation	460	82
Bad debt (recovery) expense	(34)	129
Amortization of deferred market rent	(543)	(265)
Amortization of deferred financing costs	209	—
Amortization of rent abatement	45	—
Minority interests	67	51
Changes in assets and liabilities:
Escrows and reserves	(834)	(1,693)
Accounts and other receivables	(592)	(313)
Accrued straight-line rents	(395)	(343)
Prepaid expenses and other assets	79	384
Tenant security deposits	205	203
Accounts payable and accrued expenses	(396)	(809)
Accrued interest	978	386
Rent received in advance	288	158
Deferred costs	(508)	(224)

Total adjustments	6,950	3,032

Net cash provided by operating activities	8,058	3,558

Cash flows from investing activities
Purchase deposit on future acquisitions	—	(1,750)
Additions to rental property	(941)	(477)
Acquisition of rental property and associated intangible assets	(86,921)	(11,743)
Acquisition of land parcels	(714)	—

Net cash used in investing activities	(88,576)	(13,970)

Cash flows from financing activities
Financing costs	(480)	—
Proceeds from debt	110,500	15,000
Repayments of debt	(21,114)	(45,817)
Distributions to minority interests	(432)	(361)
Dividends to shareholders	(6,230)	(3,696)
Proceeds from issuance of common shares, net	—	44,979
Stock option exercises	109	—

Net cash provided by financing activities	82,353	10,105

Net increase (decrease) in cash and cash equivalents	1,835	(307)

Cash and cash equivalents, beginning of the period	3,356	2,532

Cash and cash equivalents, end of the period	$5,191	$2,225

See accompanying notes to condensed consolidated financial statements.

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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). At March 31, 2006, the Company was the sole general partner of and owned a 95.1% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who have contributed properties and other assets to the Company, and are presented as minority interests for accounting purposes.
     As of March 31, 2006, the Company owned a 56-property portfolio consisting of 123 buildings totaling approximately 9.2 million square feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(b) Principles of Consolidation
     The unaudited condensed consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and First Potomac Management LLC. All intercompany balances and transactions have been eliminated in consolidation.
     We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 and as amended from time to time in other filings with the Securities and Exchange Commission.
     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of March 31, 2006 and the results of our operations and cash flows for the quarters ended March 31, 2006 and 2005. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions throughout the year.
(c) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current-year presentation.
(d) Use of Estimates
     The preparation of condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(e) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its industrial and flex properties. The Company recognizes rental revenue taking into account future contractual escalations and rent holidays on a straight-line basis over the life of the respective leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if accrued straight-line rents are ultimately collectible. The uncollectible portion of accrued straight-line rents is charged to earnings in the period in which the determination is made.
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
(f) Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(g) Escrows and Reserves
     Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.
(h) Rental Property
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

Buildings	39 years
Buildings improvements	5 to 15 years
Furniture, fixtures, and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
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
     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale when our Board of Trustees has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist, which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease recording depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operation only to the extent the property held-for-sale secures specific mortgage debt.

(i) Purchase Accounting
     Ownership interests acquired from related, common owners are accounted for at their historical cost basis. Acquisitions of ownership interests and rental property of other parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141, Business Combinations (“SFAS No. 141”), the fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:

•	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts including amounts related to the reimbursement of fixed operating costs and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years;

•	the intangible value of tenant or customer relationships; and

•	the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred.

     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
(j) Intangible Assets
     Intangible assets include the value of tenant or customer relationships and the origination value of leases in accordance with SFAS No. 141, Business Combinations. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense on the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The effect of above-market rents acquired is recorded as a component of deferred costs. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using a discount which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease including amounts related to the reimbursement of fixed operating costs and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental income over the initial term of the related leases. The accumulated amortization of intangible assets was $16 million and $14 million at March 31, 2006 and December 31, 2005, respectively.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141 and is included as a component of intangible assets on the consolidated balance sheet. Goodwill is assessed for impairment annually at the end of our fiscal year and in interim periods if certain events occur, such as the loss of key personnel, indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangibles (SFAS No. 142). SFAS No. 142 requires a two-step impairment test to be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three months ended March 31, 2006 and 2005.
(k) Income Taxes
     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any nondeductible excise tax if it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had taxable REIT subsidiaries (“TRS”) which generated taxable income during 2005 and were inactive during the first quarter of 2006; however, the Company has determined any taxes resulting from 2005 TRS activities were inconsequential.
(l) Minority Interests
     Minority interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. The Company owned 92.1% of the outstanding Operating Partnership units at March 31, 2005.

     The Company issued additional common shares in March and October 2005 and contributed the net proceeds to the Operating Partnership in exchange for additional operating partnership units. On March 7, 2006, First Potomac Management Inc., which was the predecessor entity to First Potomac Management LLC and owned by various executives of the company, was merged into the Operating Partnership through a non-taxable exchange of 233,333 units for 233,333 common shares of the Company. In addition, there were 110,000 units redeemed for common shares during the three months ended March 31, 2006, and collectively these transactions resulted in 1,060,456 Operating Partnership Units outstanding as of March 31, 2006. As a result of the unit redemptions and issuances, the Company owned 95.1% of the units outstanding in the Operating Partnership on March 31, 2006.
(m) Earnings Per Share
     Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The Company has one common stock equivalent, share options issued under the 2003 Equity Compensation Plan. The effect of stock options, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings per share both before and after consideration of income from discontinued operations and income available to common shareholders (in thousands, except per share amounts):

	2006	2005
Numerator for basic and diluted per share calculations:
Income from continuing operations	$864	$412
Income from discontinued operations	244	114
Dividends on nonvested shares	(17)	(16)

Net income	$1,091	$510

Denominator for basic per share calculations:
Weighted average shares outstanding – basic	20,168	14,238

Denominator for diluted per share calculations:
Weighted average shares outstanding — diluted	20,173	14,238
Effect of dilutive shares:
Employee stock options and nonvested shares	230	174

Denominator for diluted per share amounts	20,403	14,412

Basic and diluted net income per share:
Continuing operations	$0.04	$0.03
Discontinued operations	0.01	0.01

Net income	$0.05	$0.04

(n) Share Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”), which requires that the cost for all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
     Prior to January 1, 2006 and as permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company elected to follow the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan share options. As such, compensation expense would be recorded only if the market price of the underlying shares on the date of grant exceeded the exercise price.

     The Company has adopted SFAS No. 123R using the modified-prospective-transition method. Under this method, compensation cost for the three months ended March 31, 2006 includes: i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. The Company has elected to recognize equity compensation costs on a straight-line basis over the requisite service period for each award.
     At March 31, 2006, the Company had issued stock-based compensation in the form of stock options and nonvested shares as permitted in the Company’s 2003 Equity Compensation Plan (“the Plan”). The Plan provides for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan are non-qualified, and all employees and non-employee trustees are eligible to receive grants. The Plan originally authorized the issuance of 911,000 common share equity awards. An additional 650,000 common shares of equity awards were authorized in 2005. At March 31, 2006, 740,150 options had been awarded of which 644,745 remained outstanding. Options vest 25 percent on the first anniversary of the date of grant and 6.25 percent in each subsequent calendar quarter thereafter until fully vested.
     Share-based compensation expense included in net income for the three months ended March 31, 2006 was $460 thousand of which $385 thousand related to grants of common shares and $75 thousand related to grants of options. If we had not adopted SFAS No. 123(R), our net income for the period ended March 31, 2006 would have excluded approximately $100 thousand of share-based compensation related to options and nonvested shares. Accordingly, if we had not adopted 123(R), our income from continuing operations and net income, would have been $100 thousand higher and basic earnings per share and dilutive earnings per share for the three months ended March 31, 2006 would not have been significantly different.
Option Awards
     The following table summarizes the option activity in the Plan for the three months ended March 31, 2006 :

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, December 31, 2005	588,095	$15.49
Granted	66,650	26.60
Exercised	(7,000)	15.54
Forfeited	(3,000)	23.31

Outstanding, March 31, 2006	644,745	$17.70	8.0 years	$6,558,819

Exercisable, March 31, 2006	250,595	$15.83	7.7 years	$3,113,629
     The weighted average grant-date fair value of options granted during 2006 and 2005 was $3.56 and $1.93, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $96 thousand. The Company received $109 thousand from the exercise of stock options during 2006. There were no option exercises during the three months ended March 31, 2005. Shares issued as a result of stock option exercises will be funded through the issuance of new shares.
     The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s historical volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

     The fair value determination of stock options granted in 2006 and 2005 is summarized as follows:

	2006	2005
Weighted average risk free interest rate	4.31%	3.68%
Expected volatility	21.0%	15.4%
Expected dividend yield	5%	5%
Weighted average expected life of options	5 years	5 years
Nonvested share awards
     The Company granted 56,124 restricted common shares to executive officers in 2005. These grants vest at the end of the seven-year award period, or earlier upon achieving certain defined market conditions over the term of the award. In February 2006, 25% of the 56,124 shares awarded to officers vested upon achievement of the specified market condition. The Company recognized $308 thousand and $49 thousand of compensation expense associated with these share based awards during the three months ended March 31, 2006 and 2005, respectively.
     Independent Trustees received aggregate annual grants of 5,167 and 2,500 common shares as a component of compensation for serving on the Company’s Board of Trustees in 2005 and 2004, respectively. The trustee share awards are fully vested at the date of grant. The Company recognized $77 thousand and $33 thousand of compensation expense associated with trustee share based awards during the three months ended March 31, 2006 and 2005, respectively.
     A summary of the Company’s nonvested shares as of March 31, 2006 is as follows:

		Weighted-Average Grant
Nonvested shares	Shares	Date Fair Value
Nonvested at December 31, 2005	56,124	$26.40
Granted	5,167	$26.60
Vested	(19,198)	$26.45
Forfeited	—	—

Nonvested at March 31, 2006	42,093	$26.40

     As of March 31, 2006, the Company had $1.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. The Company anticipates the cost will be recognized over a weighted-average period of approximately 5 years. The Company derived the requisite service period over which the compensation expense will be recognized using a lattice model. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $508 thousand and $56 thousand, respectively.
     Pro forma net income and net income per share for the three months ended March 31, 2005 had compensation for stock options been determined based on the grant date fair value would have been as follows (dollars in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net income, as reported	$526
Add: total stock-based compensation included in reported net income	82
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(140)

Pro forma net income	$468

Net income per share, as reported – basic and diluted	$0.04
Pro forma net income per share – basic and diluted	$0.03

(2) Rental Property
     Rental property at March 31, 2006 consisted of 56 properties located in Maryland and Virginia. Rental property from continuing operations is comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Land	$178,742	$153,762
Buildings and improvements	577,887	529,842
Construction in process	273	—
Tenant improvements	20,865	17,558
Furniture, fixtures and equipment	9,833	9,794

	787,600	710,956
Less: accumulated depreciation	(46,061)	(42,226)

	$741,539	$668,730

Acquisitions
     On January 19, 2006, the Company acquired River’s Bend Center, a four-building, 492,400-square-foot multi-tenanted flex/warehouse property in Chester, Virginia, for $31.2 million. The property was 93% leased to six tenants. The acquisition was funded with borrowings under the Company’s credit facility.
     On January 19, 2006, the Company acquired Northridge I & II, a two-building, 140,390-square-foot multi-tenanted flex/industrial property in Ashland, Virginia, for $8.8 million. The property was 100% leased to eight tenants. The acquisition was funded with borrowings under the Company’s credit facility.
     On February 10, 2006, the Company acquired Crossways I, a 143,398-square-foot flex/office property in Chesapeake, Virginia, for $15.5 million. The property was 85% leased to two tenants. The acquisition was funded with borrowings under the Company’s credit facility.
     On February 27, 2006, the Company acquired Sterling Park Business Center, a 127,814-square-foot flex/office property and an additional 42.5 acres of developable land zoned for light industrial and office use in Sterling, Virginia, for $30.9 million. The property was 61% leased to nine tenants. The acquisition was funded with borrowings under a $50 million term loan.
     The aggregate purchase price of properties acquired during the three months ended March 31, 2006 was allocated as follows which reflects the Company’s preliminary allocation and is subject to adjustment as additional information becomes available:

		Acquired
		tenant				Above and
		improvements		In-place	Customer	(below)
		and	Building and	leases	relations	market leases
(in thousands)	Land	commissions	improvements	intangible	intangible	acquired, net	Total
River’s Bend Center	$3,153	$1,976	$24,816	$2,130	$—	$(729)	$31,346
Northridge I & II	1,172	870	6,683	628	—	(460)	8,893
Crossways I	2,657	769	10,981	1,183	16	12	15,618
Sterling Park Business Center	19,898	376	10,418	732	—	(360)	31,064

	$26,880	$3,991	$52,898	$4,673	$16	$(1,537)	$86,921

     The pro forma financial information set forth below, presents results as if all of the Company’s 2006 and 2005 acquisitions, dispositions and common share offerings had occurred on January 1, 2005. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months Ended
	March 31,
(amounts in thousands, except per share amounts)	2006	2005
Pro forma total revenues	$24,977	$24,476
Pro forma net income	488	339
Pro forma basic and diluted net income per share	$0.02	$0.02
(3) Discontinued Operations and Assets Held for Sale
     As of early January 2006, our 6600 Business Parkway property in Elkridge, Maryland was classified as held for sale as it met our criteria for reclassification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The sale of this property is expected to close during the second quarter of 2006. After the sale, the Company will have no continuing involvement with this property therefore its results of operations are classified as discontinued operations for the three months ended March 31, 2006 and 2005. The Company did not recognize an impairment loss as the book value did not exceed the fair value of the property, less costs to sell.
     Summary operating results for the assets held for sale were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues	$307	$293
Income from discontinued operations	$244	$114
     The carrying values of the assets of 6600 Business Parkway as of March 31, 2006 are as follows (in thousands):

Land	$2,614
Building and improvements	5,260
Accumulated depreciation	(1,107)
Accrued straight-line rents	489
Deferred costs, net	107
Other assets, net	15

Assets held for sale	$7,378

(4) Mortgage Loans and Other Debt
     The Company’s borrowings consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Mortgage debt with interest rates ranging from 5.13% to 8.53% maturing at various dates through November 2016	$367,651	$369,266
Credit facility with a variable rate of LIBOR + 1.70%	68,000	26,999
Term loan with a variable rate of LIBOR + 1.45%	50,000	—

	$485,651	$396,265

(a) Mortgage Debt
     At March 31, 2006 and December 31, 2005, the Company’s mortgage debt was as follows (in thousands):

	March 31,	December 31,
	2006	2005
4200 Tech Court, 8.07%, matures October 2009.	$1,792	$1,798
4212 Tech Court, 8.53% matures June 2010.	1,744	1,748
Crossways Commerce Center, 6.70%, matures October 2012.	25,969	26,054
Newington Business Park Center, 6.70%, matures October 2012.	16,381	16,435
Interstate Plaza, 7.45%, effective interest rate of 5.30%, matures January 2007.	8,477	8,546
Herndon Corporate Center, 5.11%, effective interest rate of 5.66%, matures April 2008.	8,737	8,764
Aquia Commerce Center, 6.50%, matures February 2013.	906	931
Suburban Maryland Portfolio, 6.71%, effective interest rate of 5.54%, matures September 2008.	77,481	78,012
Norfolk Commerce Park II, 6.90%, effective interest rate of 5.28%, matures August 2008.	7,639	7,700
4612 Navistar Drive, 7.48%, effective interest rate of 5.20%, matures July 2011.	14,274	14,371
Campus at Metro Park North, 7.11%, effective interest rate of 5.25%, matures February 2012.	26,096	26,259
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center, Norfolk Business Center and Alexandria Corporate Park, 5.19%, matures August 2015.	100,000	100,000
Enterprise Center, 8.03%, effective interest rate of 5.20%, matures December 2010.	19,864	20,016
Glenn Dale Business Center, 7.83%, effective interest rate of 5.13%, matures May 2009.	9,058	9,128
Gateway Centre Manassas, 7.35%, effective interest rate of 5.88%, matures November 2016.	1,883	1,905
1434 Crossways Blvd, 6.25% and 7.05%, effective interest rate of 5.38%, matures March 2013 and August 2012.	20,472	20,605
403 and 405 Glenn Drive, 7.60%, effective interest rate of 5.50%, matures July 2011.	9,213	9,265
Linden Business Center, 6.01%, effective interest rate of 5.58%, matures October 2013.	7,736	7,760
Owings Mills Business, Center 5.85%, effective interest rate of 5.75%, matures March 2014.	5,890	5,911
Prosperity Business Center, 6.25%, effective interest rate of 5.75%, matures January 2013.	4,039	4,058

	$367,651	$369,266

(b) Credit Facility
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
     On June 28, 2005, the Company entered into a first amendment to its unsecured credit facility. The amendment reduced the applicable LIBOR margin and resulted in changes to other financial covenants. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility. On October 12, 2005, the Company entered into a second amendment to its unsecured credit facility, which increased the permitted borrowings under the revolving credit facility from $75 to $100 million. The Company has the option to increase the facility up to an additional $75 million prior to December 31, 2006. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of March 31, 2006.
     On April 26, 2006, the Company entered into an amendment and restatement to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100 to $125 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility up to $225 million. Borrowings on the facility will bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels.
(c) Term Loan
     On February 27, 2006, the Company entered into a $50.0 million Term Loan Agreement with Key Bank, N.A. The loan has a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels. Proceeds from the loan were used to fund a portion of 2006 acquisitions and partially pay down the Company’s unsecured revolving credit facility.

(5) Segment Information
     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States. As of March 31, 2006 and 2005, the Company’s tenant base contained one significant tenant, the United States Government, which leased 8% and 13% of the Company’s total rentable square feet, respectively.
(6) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the three months ended March 31 are as follows (in thousands):

	2006	2005
Cash paid for interest	$6,195	$4,221
Non-cash investing and financing activities:
Issuance of common shares to trustees	137	56
Conversion of operating partnership units into common shares	4,910	—
     During the three months ended March 31, 2006, 343,333 operating partnership units were redeemed for common shares. The Company had 1,060,456 and 1,403,789 of operating partnership units outstanding at March 31, 2006 and December 31, 2005, respectively.

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
     The Company is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of March 31, 2006, the Company owned 56 properties which were approximately 89.6% leased to a total of 499 tenants through 613 leases. The occupancy percentage was 93.9% at this date excluding 2000 Gateway Boulevard which is vacant. The Company’s largest tenant is the U.S. Government, representing 12.3% of the Company’s annualized base rental revenue as of March 31, 2006. The Company derives substantially all of its revenue from leases on its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). At March 31, 2006, the Company was the sole general partner of and owned a 95.1% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by contributors of properties and other assets to our Operating Partnership and are presented as minority interests for accounting purposes.
Executive Summary
     Net income for the Company for the first quarter of 2006 was $1.1 million, or $0.05 per diluted share, compared with net income of $0.5 million, or $0.04 per diluted share, for the first quarter of 2005. The Company’s funds from operations for the three months ended March 31, 2006 were $9.0 million, or $0.42 per diluted share, compared with $5.7 million, or $0.36 per diluted share, during the first quarter of 2005.
     The Company’s net income and funds from operations increased during the first quarter of 2006 due to improved operating results of its existing portfolio and the positive impact from acquisitions. See “Funds from Operations” for further discussion and reconciliation to generally accepted accounting principles (“GAAP”) measures.
Significant First Quarter Transactions
•	Acquired the following properties:
¡	On January 19, 2006, the Company acquired River’s Bend Center, a four-building, 492,400-square-foot multi-tenanted flex/warehouse property in Chester, Virginia, for $31.2 million. The acquisition was funded with borrowings under the Company’s credit facility.

¡	On January 19, 2006, the Company acquired Northridge I & II, a two-building, 140,390-square-foot multi-tenanted flex/industrial property in Ashland, Virginia, for $8.8 million. The acquisition was funded with borrowings under the Company’s credit facility.

¡	On February 10, 2006, the Company acquired Crossways I, a 143,398-square-foot flex/office property in Chesapeake, Virginia, for $15.5 million. The acquisition was funded with borrowings under the Company’s credit facility.

¡	On February 27, 2006, the Company acquired Sterling Park Business Center, a 127,814-square-foot flex/office property and an additional 42.5 acres of developable land zoned for light industrial and office use in Sterling, Virginia, for $30.9 million. The acquisition was funded with borrowings under a $50 million term loan.

Other Activity
•	Reached a definitive agreement to sell 6600 Business Parkway;

•	On February 27, 2006, the Company entered into a $50.0 million Term Loan Agreement with Key Bank, N.A. The loan has a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels;

•	Recognized as other income a $0.3 million recovery from a bankruptcy claim against a former tenant.
Critical Accounting Policies and Estimates
     The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our condensed consolidated financial statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectibility of accounts receivable, impairment of long-lived assets and purchase accounting for acquisitions of real estate.
     The following section is a summary of certain aspects of these critical accounting policies.
Revenue Recognition
     Rental revenue under leases with scheduled rent increases or rent abatement is recognized using the straight-line method over the term of the leases. Accrued straight-line rents included in the Company’s consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. The Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by it. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized on the date of termination when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants.
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
     Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	39 years
Buildings improvements	5 to 15 years
Furniture, fixtures, and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
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
     The Company will classify a building as held for sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale when our Board of trustees has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist, which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease recording depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.
     As of January 2006, our 6600 Business Parkway property in Elkridge, Maryland was classified as held for sale as it met our criteria for reclassification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The sale of this property is expected to close during the second quarter of 2006. After the sale, the Company will have no continuing involvement with this property therefore its results of operations are classified as discontinued operations.
Purchase Accounting
     Ownership interests acquired from related, common owners are accounted for at their historical cost basis. Acquisitions of ownership interests and rental property of other parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141, the fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
•	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts including amounts related to the reimbursement of fixed operating costs and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years;

•	the intangible value of tenant or customer relationships; and

•	the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Results of Operations
     Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005
     The results of operations for the three months ended March 31, 2006 and 2005 are presented below.
     2006 Acquisitions
     The Company acquired the following four properties at an aggregate purchase cost of $86.9 million during the three months ended March 31, 2006: River’s Bend Center, Northridge I & II, Crossways I and Sterling Park Business Center. Collectively, the properties are referred to as the “2006 Acquisitions.”

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
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Revenue is summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2006	2005	Increase	Change
Rental revenue	$20,319	$13,895	$6,424	46%
Tenant reimbursements & other	4,055	2,240	1,815	81%
     Rental Revenues
     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, above and below market rental revenue. Rental revenue increased $6.4 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily as a result of the 2005 Acquisitions, which, in the aggregate, contributed $5.2 million. The increase in rental revenue can also be attributed to the 2006 Acquisitions, which collectively contributed $1.1 million during the three months ended March 31, 2006. The Remaining Portfolio contributed to the additional increase in rental revenue as a result of higher rental rates. Average rental rates on new and renewal leases increased 1.4% and 1.2%, respectively, for the three months ended March 31, 2006. The Company’s occupancy at March 31, 2006 was 89.6%, including 2000 Gateway Boulevard, a vacant 421,100 square foot industrial facility. Excluding 2000 Gateway Boulevard, occupancy was relatively unchanged at 94% for the three-month period comparison.
     Tenant Reimbursement and Other Revenues
     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $1.8 million during the three months ended March 31, 2006, compared with the same period in 2005 due primarily to the impact from the 2005 Acquisitions. These acquisitions collectively resulted in $1.3 million of additional tenant reimbursement revenue during the three months ended March 31, 2006. The 2006 Acquisitions contributed $0.2 million in tenant reimbursement revenue. The Remaining Portfolio contributed to the balance of the increase due to higher occupancy and a six percent increase in triple-net leases, resulting in more recovery of operating expenses.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2006	2005	Increase	Change
Property operating expenses	$4,702	$2,997	$1,705	57%
Real estate taxes & insurance	2,172	1,360	$812	60%

     Property operating expenses increased $1.7 million for the three months ended March 31, 2006, compared to the same period in 2005. The increase is primarily due to $1.4 million of property operating expenses associated with the 2005 Acquisitions. The 2006 Acquisitions contributed $0.1 million of additional property operating expenses.
     Real estate taxes and insurance increased $0.8 million for the three months ended March 31, 2006 from 2005 due primarily to $0.6 million and $0.1 million in real estate taxes and insurance costs related to the 2005 and 2006 Acquisitions. The balance of the increase can be attributed to generally higher real estate taxes on the Remaining Portfolio as the properties are reassessed.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2006	2005	Increase	Change
General & administrative	$2,534	$1,871	$663	35%
     General and administrative expenses increased in 2006 from 2005 primarily due to increased personnel, resulting in higher compensation and benefits-related expenses. The number of employees of the Company increased to 97 as of March 31, 2006 compared to 61 as of March 31, 2005, many of whom are included in corporate overhead. Share-based compensation expense increased $0.4 million in comparison to the prior period due to the vesting of a portion of restricted shares issued in 2005 as certain performance measures were achieved during the first quarter of 2006 and the adoption of SFAS 123R, which resulted in expense associated with stock options as well as higher comparative expense on nonvested shares. The relocation of our corporate offices on August 1, 2005, also resulted in higher rent expense in 2006.
     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2006	2005	Increase	Change
Depreciation & amortization	$7,863	$5,041	$2,822	56%
     Depreciation and amortization expense includes depreciation of real estate assets, amortization of intangible assets and external and internal leasing commissions. Depreciation and amortization expense increased $2.8 million for the three months ended March 31, 2006 from 2005 primarily due to depreciation and amortization associated with the 2005 Acquisitions, which, collectively generated $2.6 million in depreciation and amortization expense. Depreciation expense further increased $0.6 million as a result of the 2006 Acquisitions. This was offset by lower depreciation and amortization expense on the Remaining Portfolio primarily as a result of certain five-year personal property associated with the Company’s 1999 Acquisitions fully depreciating during 2005.
     Interest Expense
     Interest expense is summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2006	2005	Increase	Change
Interest expense	$6,590	$4,429	$2,161	49%

     Interest expense increased $2.2 million for the three months ended March 31, 2006, compared to the same period in 2005. The increase in interest expense for the three months ended March 31, 2006, is primarily due to $1.1 million of interest expense associated with mortgage debt assumed with the 2005 Acquisitions. In addition, interest expense increased by $0.9 million due to the 2006 Acquisitions, which were funded by the Company’s unsecured revolving credit facility and a $50.0 million term loan. The outstanding balance on the credit facility was $68.0 million and $10.0 million at March 31, 2006 and 2005, respectively. By March 31, 2006, the Company’s average cost of borrowings increased to 6.40% compared to 4.82% at March 31, 2005.
     Minority Interests
     Minority interests are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2006	2005	Increase	Change
Minority interests	$52	$40	$12	30%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. On March 31, 2006, 4.9% of the interests were owned by limited partners compared to 7.9% at March 31, 2005. The increase in minority interest expense is primarily due to an increase in net income during 2006, compared to 2005, primarily driven by the impacts of the 2005 and 2006 Acquisitions. Net income was $1.1 million and $0.5 million during the three months ended March 31, 2006 and 2005, respectively. In addition, the Company issued 300,429 operating partnership units for Owings Mills Business Center and Prosperity Business Center acquisitions during 2005. In 2005, 285,913 operating partnership units were redeemed, and an additional 343,333 units were exchanged for shares in 2006. The Company issued 2,050,000 and 3,450,000 common shares for cash in March 2005 and October 2005, respectively. The redemptions and issuance of common shares for operating partnership units collectively resulted in lower limited partner ownership interest in the Operating Partnership.
     Income from Discontinued Operations

	Three Months Ended
	March 31,
(amounts in thousands)	2006	2005
Income from operations of property held for sale	$259	$125
Minority interests in discontinued operations	(15)	(11)

Income from discontinued operations	$244	$114

     As of early January 2006, our 6600 Business Parkway property in Elkridge, Maryland was classified as held for sale as it met our criteria for reclassification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The sale of this property is expected to close during the second quarter of 2006. After the sale, the Company will have no continuing involvement with this property therefore its results of operations are classified as discontinued operations. The Company recognized no impairment loss as the book value did not exceed the fair value less cost to sell this property.
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
     On November 30, 2004, the Company entered into a $75.0 million unsecured credit facility with KeyBank N.A. and Wells Fargo National Bank, with KeyBank N.A. as managing administrative agent. Availability under the facility is based upon the value of the Company’s unencumbered assets. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value.

     On June 28, 2005, the Company entered into a first amendment to its unsecured credit facility. The amendment reduced the applicable LIBOR margin and resulted in changes to other financial covenants. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility. On October 12, 2005, the Company entered into a second amendment to its unsecured credit facility, which increased the permitted borrowings under the revolving credit facility from $75 to $100 million. The Company has the option to increase the facility up to an additional $75 million prior to December 31, 2006. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of March 31, 2006.
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
     On February 27, 2006, the Company entered into a $50.0 million Term Loan Agreement with Key Bank, N.A. The loan has a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels. Proceeds from the loan were used to fund recent acquisitions and partially pay down the Company’s unsecured revolving credit facility.
     In 2006, the Company received a preliminary designation from the Securities Valuation Office of the National Association of Insurance Commissioners of NAIC “2”. This will positively impact the Company’s plans to privately place up to $75 million in Senior Unsecured Notes with one or more institutional purchasers.
     The Company intends to meet long-term funding requirements for property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms that are attractive.
     The Company has approximately $171.4 million available for issuance pursuant to its existing shelf registration.
     The Company could also fund property acquisitions and other non-recurring capital improvements through additional borrowings, by refinancing properties or through joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. During 2005, the Company issued 300,429 Operating Partnership units as partial consideration for the acquisitions of Owings Mills Business Center and Prosperity Business Center.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2006	2005	Increase
Cash provided by operating activities	$8,058	$3,558	$4,500
Cash used in investing activities	(88,576)	(13,970)	(74,606)
Cash provided by financing activities	82,353	10,105	72,248

     Net cash provided by operating activities increased $4.5 million for the three months ended March 31, 2006 as compared to the same period in 2005. This increase was primarily due to the increase in operating income provided by the 2005 and 2006 Acquisitions.
     Cash used in investing activities increased $74.6 million for the three months ended March 31, 2006 as compared to the same period in 2005. The increase was due to the volume of acquisitions completed in the first quarter of 2006 as compared to 2005.
     Net cash provided by financing activities increased $72.2 million for the three months ended March 31, 2006 as compared to the same period in 2005. The increase was primarily due to a $95.5 million increase in proceeds from our term loan and credit facility in the first quarter 2006 related to higher acquisition volume. This was partially offset by the sale of 2,050,000 common shares during the first quarter of 2005 that resulted in net proceeds of $44.9 million used to repay debt. The Company repaid borrowings of $21.1 million compared to $45.8 million during the respective comparative periods. Finally, the Company paid $2.5 million of increased dividends to shareholders during the first quarter 2006 as compared to 2005.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of March 31, 2006, the Company is the sole general partner of and owns 95.1% of the Operating Partnership’s units. The remaining 4.9% of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     The Board of Trustees established a new dividend policy for the Company. Rather than resetting its dividend each quarter, the Company expects to pay a quarterly cash dividend of $0.31 per diluted common share for each quarter of 2006, or $1.24 per diluted common share on an annualized basis. The adoption of this dividend policy does not commit the Company to declare future dividends, and each future dividend will be considered and declared by the Board of Trustees in its discretion.
     On April 27, 2006, the Company declared a dividend of $0.31 per common share for the quarter ended March 31, 2006. The dividend will be paid on May 10, 2006, to shareholders of record on April 28, 2006.
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
     As defined by the National Association of Real Estate Investment Trusts, or NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. FFO should not be viewed as a substitute to net income as a measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.
     The following table presents a reconciliation of net income to FFO available to common share and unitholders for the three month periods ended March 31, 2006 and March 31, 2005.

	Funds From Operations
	Three Months Ended March 31,
(amounts in thousands)	2006	2005
Net income	$1,108	$526
Add: Real estate depreciation and amortization	7,863	5,041
Discontinued operations depreciation and amortization	3	36
Minority interests	67	51

FFO available to common share and unitholders	$9,041	$5,654

Weighted average number of diluted common shares and Operating Partnership units outstanding	21,675	15,801
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional Common Shares; and other risks previously disclosed in Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of March 31, 2006.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. The Company periodically uses derivative financial instruments to seek to manage, or hedge, interest rate risks related to its borrowings. The Company had no derivative financial instruments as of March 31, 2006. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.
     The Company had $118.0 million in variable rate debt, $68.0 million from our unsecured credit facility and $50.0 million for our term loan, or 24% of the total $485.7 million debt outstanding as of March 31, 2006. On February 27, 2006, the Company entered into a $50.0 million Term Loan Agreement with Key Bank, N.A. The loan has a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels. Proceeds from the loan were used to fund recent acquisitions and partially pay down the Company’s unsecured revolving credit facility.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at March 31, 2006 to be $360.6 million compared to the $367.7 million carrying value at that date.
     The Company uses interest rate protection, or “cap” agreements to reduce the impact of interest rate changes on its variable rate debt. The Company had interest rate cap agreements with a notional amount of $25.5 million on floating rate mortgage debt that was paid off in July 2005 as part of the financing transaction discussed above. Under the terms of these agreements, the Company made an initial premium payment to counter-party, in exchange for the right to receive payments from the counterparty if interest rates exceed specified levels on $25.5 million of the Company’s outstanding variable rate debt during the term of the agreement. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The remaining interest rate caps expired in July 2005 upon retirement of the underlying mortgage debt.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of March 31, 2006, we were not subject to any material pending legal proceedings, nor, to our knowledge, was any legal proceeding threatened against us, which would be reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 1A. Risk Factors
As of March 31, 2006, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended March 31, 2006.
Item 5. Other Information.
     The following annual base salaries for executive officers were established in January 2006:

Douglas J. Donatelli	$325,000
Nicholas R. Smith	250,000
Barry H. Bass	240,000
James H. Dawson	240,000
Joel F. Bonder	225,000
Timothy M. Zulick	185,000
Michael H. Comer	170,000
Item 6. Exhibits.

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

10.1	Agreement between First Potomac Realty Investment Limited Partnership and Louis T. Donatelli, dated as of February 28,2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2006).

10.2	Agreement and Plan of Merger by and between First Potomac Management Inc. and First Potomac Realty Trust, dated as of February 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2006).

10.3	2006 Base Salary Compensation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: May 10, 2006	/s/ Douglas J. Donatelli

Douglas J. Donatelli
President and Chief Executive Officer

Date: May 10, 2006	/s/ Barry H. Bass

Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

10.1	Agreement between First Potomac Realty Investment Limited Partnership and Louis T. Donatelli, dated as of February 28,2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2006).

10.2	Agreement and Plan of Merger by and between First Potomac Management Inc. and First Potomac Realty Trust, dated as of February 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 7, 2006).

10.3	2006 Base Salary Compensation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)