Form 10-Q
period 2006-06-30
FIRST POTOMAC REALTY TRUST
filed 2006-08-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 126-2) YES ☐ NO ☑
As of August 9, 2006, there were 23,988,772 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q
INDEX

		Page
Part I:	Financial Information

Item 1.	Financial Statements
	Condensed consolidated balance sheets as of June 30, 2006 (unaudited) and December 31, 2005	3
	Condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2006 and 2005	4
	Condensed consolidated statements of cash flows (unaudited) for the six months ended June 30, 2006 and 2005	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	28
Item 4.	Controls and Procedures	28

Part II:	Other Information

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

	Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	June 30, 2006
	(unaudited)	December 31, 2005
Assets:
Rental property, net	$774,205	$668,730
Cash and cash equivalents	4,352	3,356
Escrows and reserves	10,520	9,818
Accounts and other receivables, net of allowance for doubtful accounts of $244 and $339, respectively	2,732	2,705
Accrued straight-line rents, net of allowance for doubtful accounts of $30 and $35, respectively	3,967	3,638
Deferred costs, net	8,089	6,676
Prepaid expenses and other assets	3,965	3,322
Intangible assets, net	31,913	29,518

Total assets	$839,743	$727,763

Liabilities:
Mortgage loans	$379,390	$369,266
Senior notes payable	75,000	—
Credit facility	55,000	26,999
Accounts payable and accrued expenses	4,975	4,734
Accrued interest	2,233	1,618
Rents received in advance	2,571	2,932
Tenant security deposits	4,297	3,973
Deferred market rent	8,553	7,281

Total liabilities	532,019	416,803

Minority interests	16,055	21,629

Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 20,538,647 and 20,072,755 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	21	20
Additional paid-in capital	344,876	338,564
Dividends in excess of accumulated earnings	(53,228)	(49,253)

Total shareholders’ equity	291,669	289,331

Total liabilities and shareholders’ equity	$839,743	$727,763

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental revenue	$21,093	$15,616	$41,412	$29,510
Tenant reimbursements and other	4,130	2,128	8,186	4,369

Total revenues	25,223	17,744	49,598	33,879

Operating expenses:
Property operating	4,413	3,136	9,115	6,134
Real estate taxes and insurance	2,149	1,493	4,321	2,852
General and administrative	2,529	1,767	5,064	3,637
Depreciation and amortization	7,957	5,793	15,820	10,834

Total operating expenses	17,048	12,189	34,320	23,457

Operating income	8,175	5,555	15,278	10,422

Other expenses (income):
Interest expense	7,253	4,588	13,843	9,017
Interest and other income	(165)	(23)	(568)	(37)
Loss on interest–rate lock agreement	671	—	671	—
Loss on early retirement of debt	121	—	121	—

Total other expenses	7,880	4,565	14,067	8,980

Income from continuing operations before minority interests	295	990	1,211	1,442

Minority interests	(15)	(68)	(67)	(108)

Income from continuing operations	280	922	1,144	1,334

Discontinued operations:
Income from operations of disposed property	116	125	376	251
Gain on sale of disposed property	7,475	—	7,475	—
Minority interests in discontinued operations	(370)	(9)	(386)	(20)

Income from discontinued operations	7,221	116	7,465	231

Net income	$7,501	$1,038	$8,609	$1,565

Basic net income per share:
Income from continuing operations	$0.01	$0.05	$0.06	$0.09
Income from discontinued operations	0.36	0.01	0.36	0.01

Net income per share	$0.37	$0.06	$0.42	$0.10

Weighted average common shares outstanding – basic	20,401	16,440	20,285	15,345

Diluted net income per share:
Income from continuing operations	$0.01	$0.05	$0.06	$0.09
Income from discontinued operations	0.35	0.01	0.36	0.01

Net income per share	$0.36	$0.06	$0.42	$0.10

Weighted average common shares outstanding – diluted	20,611	16,635	20,512	15,529
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$8,609	$1,565
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of property disposed	(7,475)	—
Depreciation and amortization	3	71
Minority interests	386	20
Depreciation and amortization	15,985	11,271
Bad debt (recovery) expense	(73)	309
Stock based compensation	761	172
Amortization of deferred market rent	(1,029)	(565)
Amortization of deferred financing costs	453	—
Amortization of rent abatement	92	—
Minority interests	67	108
Loss from early retirement of debt	121	—
Loss on interest-rate lock agreement	671	—
Changes in assets and liabilities:
Escrows and reserves	(702)	(4,080)
Accounts and other receivables	41	(695)
Accrued straight-line rents	(323)	(692)
Prepaid expenses and other assets	(180)	440
Tenant security deposits	324	595
Accounts payable and accrued expenses	378	(222)
Accrued interest	615	861
Rent received in advance	(361)	1,017
Deferred costs	(885)	(570)

Total adjustments	8,869	8,040

Net cash provided by operating activities	17,478	9,605

Cash flows from investing activities
Purchase deposit on future acquisitions	(600)	(1,530)
Proceeds from sale of real estate assets	14,939	—
Additions to rental property	(3,225)	(1,710)
Additions to construction in process	(603)	—
Acquisition of land parcels	(716)	—
Acquisition of rental property and associated intangible assets	(110,554)	(45,778)

Net cash used in investing activities	(100,759)	(49,018)

Cash flows from financing activities
Financing costs	(2,253)	(360)
Repayments of debt	(39,774)	(48,905)
Dividends to shareholders	(12,584)	(8,203)
Distributions to minority interests	(761)	(710)
Proceeds from debt	139,500	51,800
Proceeds from issuance of shares, net	—	44,961
Stock option exercises	149	—

Net cash provided by financing activities	84,277	38,583

Net increase (decrease) in cash and cash equivalents	996	(830)

Cash and cash equivalents, beginning of period	3,356	2,532

Cash and cash equivalents, end of period	$4,352	$1,702

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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2006, the Company was the sole general partner of and owned a 95.2% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests.
     As of June 30, 2006, the Company owned a 59-property portfolio consisting of 137 buildings totaling approximately 9.5 million square feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of June 30, 2006 and the results of our operations and cash flows for the quarters and year to date periods ended June 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions throughout the year.
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
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the effective date of termination.
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
     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale when our Board of Trustees has approved the plan of disposal, an active program to complete the plan to sell has been initiated including active marketing of the property and the asset is available for immediate sale in its present condition. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease recording depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operation only to the extent the property held-for-sale secures specific mortgage debt.
     The Company classifies interest costs incurred on qualifying expenditures for real estate assets under development while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest cost is being incurred. Capitalized interest also includes interest associated with the expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. The Company began new development activities on several parcels of land during 2006. Total interest expense capitalized to real estate assets under development was $60 thousand for the three and six months ended June 30, 2006. Interest capitalized will be amortized over the useful life of the related underlying assets upon those assets being placed into service.
(i) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141 Business Combinations, the fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
▪	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years; and

▪	the intangible value of tenant or customer relationships
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
(j) Intangible Assets
     Intangible assets include the value of tenant or customer relationships and the origination value of leases in accordance with SFAS No. 141. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the amortization of the unamortized portion of the in-place lease value will be fully charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The effect of above-market rents acquired is recorded as a component of deferred costs. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using a discount which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease including amounts related to the reimbursement of fixed operating costs and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental income over the initial term of the related leases. The accumulated amortization of intangible assets was $19 million and $14 million at June 30, 2006 and December 31, 2005, respectively.

     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141 and is included as a component of intangible assets on the consolidated balance sheet. Goodwill is assessed for impairment annually at the end of our fiscal year and in interim periods if certain events occur, such as the loss of key personnel, indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangibles (SFAS No. 142). SFAS No. 142 requires a two-step impairment test to be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the six months ended June 30, 2006 and 2005.
(k) Derivatives
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest rates and has used interest rate protection or cap agreements in periods prior to 2006 to reduce the impact of interest rate changes. The Company will only enter into these agreements with highly rated institutional counterparts.
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities of fair value with the offset to accumulated other comprehensive income in shareholders’ equity for effective hedging relationships. Derivative transactions that do not qualify for hedge accounting treatment or are considered ineffective will result in changes in fair value recognized in earnings.
     In May 2006, the Company entered into a forward treasury lock agreement to effectively lock the interest rate in anticipation of a planned debt issuance and hedge the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment, and the Company recorded a $671 thousand loss upon the cash settlement of the contract in June 2006. There were no other derivative contacts entered into in 2006 or 2005, and the Company had no accumulated other comprehensive income or loss related to derivatives during these respective periods.
(l) Income Taxes
     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any nondeductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had taxable REIT subsidiaries (“TRS”) which generated taxable income during 2005 and were inactive during 2006; however, the Company has determined any taxes resulting from 2005 TRS activities were inconsequential.
(m) Minority Interests
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
     The Company owned 93.7% of the outstanding Operating Partnership units at June 30, 2005. The Company issued additional common shares in October 2005 and contributed the net proceeds to the Operating Partnership in exchange for additional operating partnership units. On March 7, 2006, First Potomac Management Inc., which was the predecessor entity to First Potomac Management LLC and owned by various executives of the Company, was merged into the Operating Partnership through a non-taxable exchange of 233,333 units for 233,333 common shares of the Company. In addition, there were 25,000 and 135,000 units redeemed for common shares during the three and six months ended June 30, 2006, respectively, and collectively these transactions resulted in 1,035,456 Operating Partnership Units outstanding as of June 30, 2006. As a result of the unit redemptions and issuances, the Company owned 95.2% of the units outstanding in the Operating Partnership on June 30, 2006.
(n) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options and nonvested shared, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings per share both before and after consideration of income from discontinued operations and income available to common shareholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator for basic and diluted per share calculations:
Income from continuing operations	$280	$922	$1,144	$1,334
Income from discontinued operations	7,221	116	7,465	231

Net income	$7,501	$1,038	$8,609	$1,565

Denominator for basic per share calculations:
Weighted average shares outstanding — basic:	20,401	16,440	20,285	15,345
Denominator for diluted per share calculations:
Weighted average shares outstanding — diluted	20,401	16,440	20,285	15,345
Effect of dilutive shares:
Employee stock options and nonvested shares	238	195	227	184

Denominator for diluted per share amounts	20,639	16,635	20,512	15,529

Basic net income per share:
Continuing operations	$0.01	$0.05	$0.06	$0.09
Discontinued operations	0.36	0.01	0.36	0.01

Net income	$0.37	$0.06	$0.42	$0.10

Diluted net income per share:
Continuing operations	$0.01	$0.05	$0.06	$0.09
Discontinued operations	0.35	0.01	0.36	0.01

Net income	$0.36	$0.06	$0.42	$0.10

(0) Share Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”), which requires that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
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
     The Company has adopted SFAS No. 123R using the modified-prospective-transition method. Under this method, compensation cost for the three and six months ended June 30, 2006 includes: i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. The Company has elected to recognize equity compensation costs on a straight-line basis over the requisite service period for each award.
     At June 30, 2006, the Company had issued stock-based compensation in the form of stock options and nonvested shares as permitted in the Company’s 2003 Equity Compensation Plan (“the Plan”). The Plan provides for the issuance of options to purchase common shares, nonvested share awards, share appreciation rights, performance units and other equity-based awards. All employees and non-employee trustees are eligible to receive awards. Options granted under the plan are non-qualified. The Plan originally authorized the issuance of 911,000 common share equity awards. An additional 650,000 common shares of equity awards were authorized in 2005.
Option Awards
     At June 30, 2006, 740,150 options had been awarded of which 641,308 remained outstanding. Options vest 25 percent on the first anniversary of the date of grant and 6.25 percent in each subsequent calendar quarter thereafter until fully vested. The Company expects approximately 622,069 of the option awards to vest.
     The following table summarizes the option activity in the Plan for the six months ended June 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, December 31, 2005	588,095	$15.49
Granted	66,650	26.60
Exercised	(7,000)	15.54
Forfeited	(3,000)	23.31

Outstanding, March 31, 2006	644,745	$17.70	8.0 years	$6,558,819
Granted	—	—
Exercised	(2,343)	17.51
Forfeited	(1,094)	25.32

Outstanding, June 30, 2006	641,308	17.69	7.8 years	$7,510,286

Exercisable, June 30, 2006	300,658	$16.18	7.5 years	$4,090,697
     Share-based compensation expense included in net income for the three and six months ended June 30, 2006 was $278 thousand and $738 thousand, respectively, of which $191 thousand and $576 thousand related to grants of common shares and $87 and $162 thousand related to grants of options, respectively. If we had not adopted SFAS No. 123R, our net income for the three and six months ended June 30, 2006 would have excluded approximately $87 thousand and $162 thousand of share-based compensation related to options. Accordingly, if we had not adopted SFAS No. 123R, our income from continuing operations and net income, would have been $87 thousand and $162 thousand greater for the same respective periods, and basic earnings per share and dilutive earnings per share for the three and six months ended June 30, 2006 would not have been significantly different.
     The weighted average grant-date fair value of options granted during 2006 and 2005 was $3.56 and $1.93, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $96 thousand and $119 thousand, respectively. The Company received approximately $150 thousand from the exercise of stock options during 2006. There were no option exercises during the six months ended June 30, 2005. Shares issued as a result of stock option exercises will be funded through the issuance of new shares.

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
Nonvested share awards
     The Company granted 56,124 restricted common shares to executive officers in 2005. These grants vest at the end of the seven-year award period, or earlier upon achieving certain defined market conditions over the term of the award. In February 2006, 25% of the 56,124 shares awarded to officers vested upon achievement of the specified market condition. In April 2006, the Company awarded 68,049 restricted common shares in two separate awards to executive officers. The first award of 30,931 shares will vest at the end of the four-year award period. The second award of 37,118 shares awarded will vest upon achievement of specified market conditions. The Company recognized $263 thousand and $572 thousand of compensation expense associated with these share based awards during the three and six months ended June 30, 2006, respectively, and recognized $57 thousand and $106 thousand during the comparative 2005 periods.
     Independent Trustees each received aggregate annual grants of common shares totaling 5,167 in January 2006 and 2,500 in January 2005 as a component of compensation for serving on the Company’s Board of Trustees in 2005 and 2004, respectively. The trustee share awards for 2005 and 2004 were fully vested at the date of grant. In addition, 3,000 shares were awarded to the Chairman of the Board in February 2006 for services performed in 2005, and the shares were fully vested upon award. In May 2006, the Company issued a total of 12,000 common shares to trustees, all of which vest ratably in quarterly increments over the twelve month period from the award date. The Company recognized $27 thousand and $66 thousand of compensation expense associated with trustee share based awards during the six months ended June 30, 2006 and 2005, respectively.
     A summary of the Company’s nonvested shares as of June 30, 2006 is as follows:

		Weighted-Average Grant
Nonvested shares	Shares	Date Fair Value
Nonvested at December 31, 2005	56,124	$26.40
Granted	5,167	$26.60
Vested	(19,198)	$26.45
Forfeited	—	—

Nonvested at March 31, 2006	42,093	$26.40
Granted	80,049	$22.49
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	122,142	$23.84

     As of June 30, 2006, the Company had $2.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. The Company anticipates the cost will be recognized over a weighted-average period of approximately 4 years. The Company derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $508 thousand and $56 thousand, respectively.

     Pro forma net income and net income per share for the three and six months ended June 30, 2005 had compensation for stock options been determined based on the grant date fair value would have been as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,038	$1,565
Add: total stock-based compensation included in reported net income	85	161
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(150)	(290)

Pro forma net income	$973	$1,436

Net income per share, as reported – basic and diluted	$0.06	$0.10
Pro forma net income per share – basic and diluted	$0.06	$0.09
(2) Rental Property
     Rental property at June 30, 2006 consisted of 59 properties located in the southern Mid-Atlantic region. Rental property from continuing operations is comprised of the following (in thousands):

	June 30, 2006	December 31, 2005
Land	$182,979	$153,762
Buildings and improvements	609,659	529,673
Construction in process	772	169
Tenant improvements	22,179	17,558
Furniture, fixtures and equipment	9,880	9,794

	825,469	710,956
Less: accumulated depreciation	(51,264)	(42,226)

	$774,205	$668,730

Acquisitions
     During the second quarter of 2006 the Company purchased the following:
     On May 11, 2006, the Company acquired 1408 Stephanie Way, an unoccupied 51,209 square-foot flex/office property in Chesapeake, Virginia, for $5.2 million. The acquisition was funded with a portion of the proceeds from the sale of 6600 Business Parkway, through a 1031 like-kind exchange.
     On June 26, 2006, the Company acquired the Landmark Portfolio, a 14 building 415,839 square-foot multi-tenanted portfolio of flex/office properties in Richmond, Virginia, for total consideration of $31.0 million. The purchase price was comprised of $18.2 million in cash and the assumption of $12.8 million with a fair value of $13.4 million in debt secured by the properties. The cash portion of the purchase was funded with a combination of the proceeds from the sale of 6600 Business Parkway in Elkridge, Maryland, through a 1031 like-kind exchange and a portion of the proceeds from the private placement of unsecured notes. The portfolio is comprised of the following:
•	Airpark Business Center, a two-building 42,178 square-foot multi-tenanted flex/office property in Richmond, Virginia. The property was 100% leased to eight tenants.

•	Chesterfield Business Center, an eight-building 190,049 square-foot multi-tenanted flex/office property in Richmond, Virginia. The property was 93% leased to 45 tenants.

•	Hanover Business Center, a four-building 183,612 square-foot multi-tenanted flex/office property in Ashland, Virginia. The property was 93% leased to 29 tenants.
     The aggregate purchase price of properties acquired during the six months ended June 30, 2006 was allocated as follows, which reflects the Company’s preliminary allocation and is subject to adjustment as additional information becomes available:

						Above and
		Acquired		In-place	Customer	(below)
		tenant	Building and	leases	relations	market leases
(in thousands)	Land	improvements	improvements	intangible	intangible	acquired, net	Total

River’s Bend Center	$3,153	$1,976	$24,816	$2,130	$—	$(729)	$31,346
Northridge I & II	1,172	870	6,683	628	—	(460)	8,893
Crossways I	2,657	769	10,981	1,183	16	12	15,618
Sterling Park Business Center	19,898	376	10,418	732	—	(360)	31,064
1408 Stephanie Way	1,292	—	3,872	—	—	—	5,164
Airpark Business Center	250	33	2,761	168	—	38	3,250
Chesterfield Business Center	900	188	13,145	630	—	(228)	14,635
Hanover Business Center	1,795	425	11,289	817	7	(350)	13,983

Total	$31,117	$4,637	$83,965	$6,288	$23	$(2,077)	$123,953

     The pro forma financial information set forth below, presents results as if all of the Company’s 2006 and 2005 acquisitions, dispositions and common share offerings had occurred on January 1, 2005. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Pro forma total revenues	$26,025	$25,272	$51,856	$50,636
Pro forma net income from continuing operations per share	210	398	603	546
Pro forma diluted net income from continuing operations per share	$0.01	$0.02	$0.03	$0.03
(3) Discontinued Operations
     Income from discontinued operations includes revenues and expenses associated with 6600 Business Parkway. The Company classified this property as held for sale during the first quarter of 2006 and subsequently sold the property in May 2006. The Company recognized a gain of $7.5 million based upon it having no continuing involvement with the property subsequent to its disposal.
     The following table summarizes the components of income from discontinued operations for the three and six months ended June 30, 2006, respectively (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Revenue	$136	$442
Property operating expenses	20	63
Depreciation and amortization	—	3

Income from operations of disposed property	116	376
Gain on sale of disposed property	7,475	7,475
Minority interests in discontinued operations	(370)	(386)

Income from discontinued operations	$7,221	$7,465

(4) Mortgage Loans and Other Debt
     The Company’s borrowings consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Mortgage debt with fixed interest rates ranging from 5.13% to 8.53% maturing at various dates through June 2021.	$379,390	$369,266
Senior notes with fixed interest rates ranging from 6.41% to 6.55%	75,000	—
Credit facility with a variable rate of LIBOR + 1.20%.	55,000	26,999

	$509,390	$396,265

(a) Mortgage Debt
     At June 30, 2006 and December 31, 2005, the Company’s mortgage debt was as follows (in thousands):

	June 30,	December 31,
	2006	2005
4200 Tech Court, 8.07%, matures October 2009.	$1,786	$1,798
4212 Tech Court, 8.53%, matures June 2010.	1,739	1,748
Crossways Commerce Center, 6.70%, matures October 2012.	25,891	26,054
Newington Business Park Center, 6.70%, matures October 2012.	16,332	16,435
Interstate Plaza, 7.45%, effective interest rate of 5.30%, matures January 2007.	8,411	8,546
Herndon Corporate Center, 5.11%, effective interest rate of 5.66%, matures April 2008.	8,710	8,764
Aquia Commerce Center, 6.50%, matures February 2013.	882	931
Suburban Maryland Portfolio, 6.71%, effective interest rate of 5.54%, matures September 2008.	76,956	78,012
Norfolk Commerce Park II, 6.90%, effective interest rate of 5.28%, matures August 2008.	7,578	7,700
4612 Navistar Drive, 7.48%, effective interest rate of 5.20%, matures July 2011.	14,180	14,371
Campus at Metro Park North, 7.11%, effective interest rate of 5.25%, matures February 2012.	25,936	26,259
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center, Norfolk Business Center and Alexandria Corporate Park, 5.19%, matures August 2015.	100,000	100,000
Enterprise Center, 8.03%, effective interest rate of 5.20%, matures December 2010.	19,717	20,016
Glenn Dale Business Center, 7.83%, effective interest rate of 5.13%, matures May 2009.	8,982	9,128
Gateway Centre Manassas, 7.35%, effective interest rate of 5.88%, matures November 2016.	1,851	1,905
1434 Crossways Blvd, 6.25% and 7.05%, effective interest rate of 5.38%, matures March 2013 and August 2012.	20,340	20,605
403 and 405 Glenn Drive, 7.60%, effective interest rate of 5.50%, matures July 2011.	9,156	9,265
Linden Business Center, 6.01%, effective interest rate of 5.58%, matures October 2013.	7,706	7,760
Owings Mills Business, Center 5.85%, effective interest rate of 5.75%, matures March 2014.	5,870	5,911
Prosperity Business Center, 6.25%, effective interest rate of 5.75%, matures January 2013.	4,015	4,058
Airpark Business Center, 7.45%, effective interest rate of 6.63%, matures June 2021.	1,640	—
Hanover Business Center:
Hanover Building II A, 8.00%, matures June 2015.	1,304	—
Hanover Building II B, 4.00%, effective interest rate of 8.00%, matures June 2016.	1,975	—
Hanover Building C, 7.88%, effective interest rate of 6.63%, matures December 2017.	1,491	—
Hanover Building D, 8.88%, effective interest rate of 6.63%, matures August 2015.	1,094	—
Chesterfield Business Center:
Chesterfield Buildings ABEF, 7.45%, effective interest rate of 6.63%, matures August 2015.	2,990	—
Chesterfield Buildings CDGH, 8.50%, effective interest rate of 6.63%, matures August 2015.	2,858	—

	$379,390	$369,266

(b) Senior Notes
     On June 22, 2006, the Company completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction is comprised of $37.5 million in 7-year Series A Senior Notes bearing a fixed interest rate of 6.41% and $37.5 million in 10-year Series B Senior Notes bearing a fixed interest rate of 6.55%. The proceeds of the Senior Notes were used to repay outstanding indebtedness.
(c) Credit Facility
     On April 26, 2006, the Company entered into an amendment and restatement to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100 to $125 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility to up to $225 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of June 30, 2006.
(d) Term Loan

     On February 27, 2006, the Company entered into a $50.0 million Term Loan Agreement with Key Bank, N.A. The loan had a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels. Proceeds from the loan were used to fund a portion of 2006 acquisitions and partially pay down the Company’s unsecured revolving credit facility. The Company repaid the term loan in June 2006 using proceeds from the Senior Notes issuance.
(5) Segment Information
     The Company operates in one segment, industrial and flex office properties. All of the Company’s properties are located in the southern Mid-Atlantic region of the United States. As of June 30, 2006 and 2005, the Company’s tenant base contained one significant tenant, the United States Government, which leased 8% and 11% of the Company’s total rentable square feet, respectively.
(6) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the six months ended June 30 are as follows (in thousands):

	2006	2005
Cash paid for interest	$13,849	$8,951
Non-cash investing and financing activities:
Issuance of common shares to trustees	137	56
Debt assumed in connection with acquisitions of real estate	13,400	29,848
Conversion of operating partnership units into common shares	5,265	3,664
     The Company had 368,333 and 273,913 operating partnership units redeemed for common shares during the six months ended June 30, 2006 and 2005, respectively. The Company had 1,035,456 and 1,403,789, of operating partnership units outstanding at June 30, 2006 and December 31, 2005, respectively.
(7) Subsequent Events
     The Company completed an offering of 3,450,000 common shares of beneficial interest at $27.46 per share, which closed on July 21, 2006, raising net proceeds of approximately $90.2 million. The Company used $55.5 million of the net proceeds to pay off the balance on its unsecured revolving credit facility and used the balance to fund acquisitions.
     On July 27, 2006, the Company acquired Gateway 270 West, a six-building flex/office property totaling 254,625 square feet, in Clarksburg, Maryland, for $39.5 million in cash.
     On August 1, 2006, the Company acquired Davis Drive, a 52,581 square-foot flex property located in Sterling, Virginia for $5.4 million. The acquisition was funded with borrowings from the unsecured revolving credit facility.

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
     The Company is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of June 30, 2006, the Company owned 59 properties which were approximately 88.7% leased to a total of 572 tenants through 693 leases. The occupancy percentage was 92.6% at this date excluding 2000 Gateway Boulevard which is currently unoccupied. The Company’s largest tenant is the U.S. Government, representing 11% of the Company’s annualized base rental revenue as of June 30, 2006. The Company derives substantially all of its revenue from leases on its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). At June 30, 2006, the Company was the sole general partner of and owned a 95.2% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by contributors of properties and other assets to our Operating Partnership and are presented as minority interests for accounting purposes.
Executive Summary
     Net income for the Company for the second quarter of 2006 was $7.5 million, or $0.36 per diluted share, compared with net income of $1.0 million, or $0.06 per diluted share, for the second quarter of 2005. The Company’s funds from operations (“FFO”) for the second quarter of 2006 were $8.4 million, a 21% dollar increase over prior year quarter, or $0.39 per diluted share, compared with $6.9 million, or $0.39 per diluted share.
     Net income for the Company for the first six months of 2006 was $8.6 million, or $0.42 per diluted share, compared with net income of $1.6 million, or $0.10 per diluted share, for the prior-year period. The Company’s FFO for the first six months of 2006 were $17.4 million, or $0.80 per diluted share, compared with $12.6 million, or $0.76 per diluted share, for the first six months of 2005. The Company’s FFO increased during 2006 due to improved operating results of its existing portfolio and the positive impact from acquisitions. The Company’s net income increased during 2006 due to the gain recognized from the sale of 6600 Business Parkway in May 2006. See “Funds from Operations” for further discussion and reconciliation to generally accepted accounting principles (“GAAP”) measures.
Significant Second Quarter Transactions
•	Acquired the following properties:
o	1408 Stephanie Way, a 51,209 square-foot unoccupied flex/office property in Chesapeake, Virginia, for $5.2 million. The acquisition was funded with a portion of the proceeds from the sale of 6600 Business Parkway, through a 1031 like-kind exchange;

o	Landmark Portfolio, a 14-building 415,839 square-foot multi-tenanted portfolio of flex/office properties in Richmond, Virginia, for total consideration of $31.0 million. The purchase price was comprised of $18.2 million in cash and the assumption of $12.8 million with a fair value of $13.4 million in debt secured by the properties. The cash portion of the purchase was funded with a combination of the proceeds from the sale of 6600 Business Parkway in Elkridge (see below), Maryland through a 1031 like-kind exchange and a portion of the proceeds from private placement of unsecured notes. The portfolio is comprised of the following:
•	Airpark Business Center, a two-building 42,178 square-foot multi-tenanted flex/office property in

Richmond, Virginia. The property was 100% leased to eight tenants.

▪	Chesterfield Business Center, an eight-building 190,049 square-foot multi-tenanted flex/office property in Richmond, Virginia. The property was 93% leased to 45 tenants.

▪	Hanover Business Center, a four-building 183,612 square-foot multi-tenanted flex/office property in Ashland, Virginia. The property was 93% leased to 29 tenants.
Other Activity
•	The Company entered into an amendment to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100.0 million to $125.0 million and extended the maturity to May 2009;

•	The Company sold its property located at 6600 Business Parkway in Elkridge, Maryland recognizing a gain on sale of $7.5 million. The proceeds from sale were used to fund the acquisition of the Landmark Portfolio and to complete a Section 1031 like-kind exchange;

•	The Company completed a private placement of unsecured Senior Notes totaling $75.0 million of fixed rate debt comprised of $37.5 million bearing interest at 6.41% and $37.5 million bearing interest at 6.55%; and

•	Recognized $0.8 million of charges including $0.7 million due to a loss on an interest-rate lock agreement that did not qualify for hedge accounting treatment and $0.1 million due to the write-off of unamortized debt issue costs associated with the repayment of a $50.0 million Term Loan in June 2006.
Development Activity
     During 2006, the Company commenced development of several parcels of land including adjacent land to previously acquired properties and land acquired with the intent to develop. The Company intends to construct flex and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction.
     Through June 30, 2006, the Company has incurred development expenditures for the properties noted below and included a brief description of the planned development activity:
•	John Marshall Highway — a 112,000 square foot flex/warehouse building expansion is underway and fully pre-leased to the current sole tenant of this property. The total estimated cost is approximately $8.1 million. Development efforts through June 30, 2006 include design, architecture, and other site planning activities;

•	Crossways Commerce Center I — a 30,000 square foot office/flex building is planned with initial development costs incurred during the second quarter of 2006;

•	Snowden Center – 4,500 square foot new building is planned. Development costs incurred through June 30, 2006 include design, architecture, survey and site planning; and

•	Sterling Park Business Center – the Company began development efforts on two parcels of land representing approximately 16% of the total land associated with this property. The planned development for this portion of Sterling Park Business Center is to construct an approximately 100,000 square foot flex building. Costs incurred to date include design, site planning and road completion expenditures.
     The Company anticipates development efforts on these projects will continue throughout 2006 and into 2007. Additional development projects may be undertaken that may extend beyond 2007.

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
Revenue Recognition
     Rental revenue under leases with scheduled rent increases or rent abatement is recognized using the straight-line method over the term of the leases. Accrued straight-line rents included in the Company’s condensed consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. The Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by it. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized on the date of termination when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants.
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
     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale when our Board of Trustees has approved the plan of disposal, an active program to complete the plan to sell has been initiated including active marketing of the property and the asset is available for immediate sale in its present condition. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building, and we will cease recording depreciation. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.
     During the second quarter of 2006, the Company sold its property located at 6600 Business Parkway in Elkridge, Maryland. As a result, operating results for that asset are reflected as discontinued operations in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006. The Company has had no continued involvement with the property subsequent to its disposal.
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. For purchases of rental property and additional interests that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141 Business Combinations, the fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
▪	origination value of leases based on the unamortized capitalized leasing costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts including amounts related to the reimbursement of fixed operating costs and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Results of Operations
     Comparison of the Three and Six Months Ended June 30, 2006 to the Three and Six Months Ended June 30, 2005
     The results of operations for the three and six months ended June 30, 2006 and 2005 are presented below.
     2006 Acquisitions
     The Company acquired the following eight properties at an aggregate purchase cost of $124.0 million during the six months ended June 30, 2006: River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center and Hanover Business Center. Collectively, the properties are referred to as the “2006 Acquisitions.”
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
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Revenue is summarized as follows:

					Three Months		Six Months
(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2006	2005	2006	2005	Increase	Change	Increase	Change
Rental revenue	21,093	15,616	41,412	29,510	5,477	35%	11,902	40%
Tenant reimbursements & other	4,130	2,128	8,186	4,369	2,002	94%	3,817	87%
     Rental Revenues
     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and the amortization of above and below market leases. Rental revenue increased $5.5 million and $11.9 million for the three and six months ended June 30, 2006, compared to the same period in 2005 primarily as a result of the 2005 Acquisitions, which, in the aggregate, contributed $3.7 million and $8.8 million, respectively. The increase can also be attributed to the 2006 Acquisitions, which collectively contributed $1.7 million and $2.8 million during the respective three and six months ended June 30, 2006. The Remaining Portfolio contributed the additional increase in rental revenue as a result of higher rental rates. Average rental rates on new and renewal leases increased 1.8% and 7.9% on a GAAP basis for the three months ended June 30, 2006, respectively, and 1.6% and 6.4% for the six months ended June 30, 2006, respectively.
     The Company’s portfolio occupancy at June 30, 2006 was 88.7%, including 2000 Gateway Boulevard, an unoccupied 421,100 square foot industrial facility. Excluding 2000 Gateway Boulevard, occupancy was 92.6% at June 30, 2006 compared to occupancy of 95.4% at June 30, 2005. The change in occupancy can be primarily attributed to acquiring additional properties with vacancy with excess of our portfolio.
     Tenant Reimbursement and Other Revenues
     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $2.0 million and $3.8 million during the three and six months ended June 30, 2006, respectively, compared with the same period in 2005 due primarily to the impact from the 2005 Acquisitions. These acquisitions collectively resulted in $1.1 million and $2.4 million of additional tenant reimbursement revenue during the three and six months ended June 30, 2006, respectively. The 2006 Acquisitions contributed $0.3 million and $0.5 million, and the 2004 Acquisitions also contributed $0.5 million in tenant reimbursement revenue during the three and six months ended June 30, 2006. The Remaining Portfolio contributed the majority of the remaining increase due to higher occupancy and a 21% percent increase in triple-net leases, resulting in additional recovery of operating expenses. The Company characteristically converts full-service or industrial gross leases to triple-net leases when renewing tenants, as well as negotiating triple-net recoveries on new leases, providing for higher reimbursement of operating expenses, such as common area maintenance, taxes and insurance.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

					Three Months		Six Months
(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
	2006	2005	2006	2005	Increase	Change	Increase	Change
Property operating expenses	4,413	3,136	9,115	6,134	1,277	41%	2,981	49%
Real estate taxes & insurance	2,149	1,493	4,321	2,852	656	44%	1,469	52%
     Property operating expenses increased $1.3 million and $3.0 million for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005. The increase is primarily due to $1.0 million and $2.4 million of property operating expenses associated with the 2005 Acquisitions during the respective periods. The 2006 Acquisitions contributed $0.3 million and $0.5 million of additional property operating expenses for the three and six months ended June 30, 2006, respectively.
     Real estate taxes and insurance increased $0.7 million and $1.5 million for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005. The increase is primarily due to $0.4 million and $0.2 million in costs related to the 2005 and 2006 Acquisitions for the three months ended June 30, 2006 and $1.0 million and $0.3 million for the six months ended June 30, 2006, respectively. The balance of the increase can be attributed to generally higher real estate taxes on the Remaining Portfolio as the properties are reassessed.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
	2,529	1,767	5,064	3,637	762	43%	1,427	39%
     General and administrative expenses increased for the three and six months ended June 30, 2006, compared to the same periods in 2005 primarily due to share-based compensation expense resulting from the vesting of a portion of restricted shares issued in 2005 as certain performance measures were achieved during 2006. Share-based compensation expense increased $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The adoption of SFAS No. 123R, Share-Based Payment, in 2006 resulted in expense associated with stock options as well as higher comparative expense on nonvested shares. The Company employed 104 personnel at June 30, 2006 compared to 68 at June 30, 2005 resulting in higher compensation and benefits-related expenses, some of which is included in corporate overhead. The relocation of our corporate offices on August 1, 2005, also resulted in higher rent expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.
     Depreciation and amortization expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
	7,957	5,793	15,820	10,834	2,164	37%	4,986	46%
     Depreciation and amortization expense includes depreciation of real estate assets, amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.2 million and $5.0 million for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005. The increase is primarily due to depreciation and amortization associated with the 2005 and 2006 Acquisitions, which, collectively generated $3.0 million and $6.1 million in additional expense during the three and six months ended June 30, 2006 respectively. This was offset by lower expense on the 2004 Acquisitions and Remaining Portfolio due to lower depreciation costs as a result of certain acquired tenant improvements, intangible in-place leases and customer relations amortizing in full as lease terms reached maturity.
Other Expense
     Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
	7,253	4,588	13,843	9,017	2,665	58%	4,826	54%
     Interest expense increased by $2.7 million and $4.8 million for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005. The increase can be attributed to the higher average borrowings and higher average interest rates on borrowings. The Company’s weighted average borrowings and weighted average interest rate on borrowings outstanding on the credit facility increased from $42.2 million at 4.77% during the six months ended June 30, 2005 to $66.2 million at 6.51% for the six months ended June 30, 2006. The increase in expense attributed to mortgage debt was $0.8 million and $1.8 million associated with the 2005 Acquisitions during the respective periods. The Company incurred $1.5 million and $2.4 million of interest expense during the three and six months ended June 30, 2006, respectively, as a result of financing activities associated with 2006 Acquisitions funded collectively through borrowings on the unsecured revolving credit facility, assumption of mortgage debt and a portion of the $50.0 million Term Loan that closed in February 2006 that was subsequently repaid upon the private placement of $75.0 million of Senior Notes in June 2006. This was offset by $60 thousand of capitalized interest recorded during the three months ended June 30, 2006 for development activity.
     Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	165	23	568	37	142	617%	531	1,435%
     Interest and other income increased $0.1 million and $0.5 million for the three and six months ended June 30, 2006, respectively, compared to 2005. Interest income includes amounts earned on the Company’s funds held in various cash operating and escrow accounts and has increased in 2006 as a result of maintaining higher cash balances. In addition, the Company received a $0.3 million settlement of a bankruptcy claim from a former tenant that vacated while under lease in 2003 and is included in other income.
     Loss on interest-rate lock agreement is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	671	—	671	—	671	—	671	—
     In May 2006 the Company entered into a forward Treasury Lock Agreement (“treasury lock”) to lock-in the interest rate on an anticipated future debt issuance that subsequently closed in June 2006. The intent of the treasury lock was to minimize the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment, and upon the cash settlement of the contract in June 2006, the Company recognized the $0.7 million change in fair value as an expense.
     Loss on early retirement of debt is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	121	—	121	—	121	—	121	—
     The loss on early retirement of debt of $0.1 million for the three and six months ended June 30, 2006 resulted from the write-off of deferred financing costs associated with the repayment of the $50.0 million Term Loan in June 2006.
     Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	15	68	67	108	(53)	(78%)	(41)	(38%)
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. On June 30, 2006, 4.8% of the interests were owned by limited partners compared to 6.3% at June 30, 2005. The decrease in minority interest ownership is attributable to the redemption of operating partnership units and the issuance of common shares in March 2005 and October 2005. In 2005, 285,913 operating partnership units were redeemed, and an additional 368,333 units were exchanged for shares in 2006. This was partially offset by the Company’s issuance of 300,429 operating partnership units for the Owings Mills Business Center and Prosperity Business Center acquisitions in November 2005. The decline in minority interest can also be attributed to the $0.7 million loss on the interest-rate lock agreement and $0.1 million loss on the early retirement of debt incurred in 2006 that, in turn, resulted in lower income from continuing operations in 2006.
Income from Discontinued Operations

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from operations of disposed property	116	125	376	251
Gain on sale of disposed property	7,475	—	7,475	—
Minority interests in discontinued operations	(370)	(9)	(386)	(20)

Income from discontinued operations	7,221	116	7,465	231

     On May 11, 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland. The Company reported a gain on sale of $7.5 million. The Company has had no continuing involvement with this property; therefore the operating results and the gain on sale are classified as discontinued operations.
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
     On November 30, 2004, the Company entered into a $75.0 million unsecured credit facility with KeyBank N.A. and Wells Fargo National Bank, with KeyBank N.A. as managing administrative agents. On June 28, 2005, the Company entered into amendment to its unsecured credit facility. The amendment reduced the applicable LIBOR margin and resulted in changes to other financial covenants and increased the permitted borrowings from $75.0 million under the facility to $100 million. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility. On April 26, 2006, the Company entered into an amendment to its unsecured revolving credit facility, which increased the permitted borrowings from $100.0 million to $125.0 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility to up to $225.0 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of June 30, 2006.
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
     On February 27, 2006, the Company entered into a $50.0 million Loan Term Agreement with Key Bank, N.A. The loan had a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the company’s leverage levels. Proceeds from the loan were used to fund a portion of 2006 acquisitions and partially pay down the Company’s unsecured revolving credit. The Company repaid this loan in June 2006 using proceeds from the private placement of Senior Notes discussed below.
     On June 22, 2006, the Company completed a private placement of unsecured fixed interest rate Senior Notes totaling $75.0 million. The debt is comprised of $37.5 million in 7-year Series A Senior Notes and $37.5 million in 10-year Series B Senior Notes bearing interest at 6.41% and 6.55%, respectively.
     The Company completed an offering of 3,450,000 common shares of beneficial interest at $27.46 per share, which closed on July 21, 2006, raising net proceeds of approximately $90.2 million. The Company used $55.5 million of the net proceeds to pay off the balance on its unsecured revolving credit facility and used the balance to fund acquisitions.
     The Company intends to meet long-term funding requirements for property acquisitions and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, term loans, unsecured notes, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     The Company has approximately $80.0 million available for issuance pursuant to its existing shelf registration subsequent to the July 2006 issuance of common shares.
     The Company could also fund property acquisitions and other non-recurring capital improvements through additional borrowings, by refinancing properties through the sale of assets or through joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. During 2005, the Company issued 300,429 Operating Partnership units as partial consideration for the acquisitions of Owings Mills Business Center and Prosperity Business Center.
Cash Flows
     Condensed consolidated cash flow information is summarized as follows:

	Six Months Ended
	June 30,
(amounts in thousands)	2006	2005	Increase
Cash provided by operating activities	$17,478	$9,605	$7,873
Cash used in investing activities	(100,759)	(49,018)	(51,741)
Cash provided by financing activities	84,277	38,583	45,694

     Net cash provided by operating activities increased $7.9 million for the six months ended June 30, 2006 as compared to the same period in 2005 primarily due an increase in operating income provided by the 2005 and 2006 Acquisitions.
     Cash used in investing activities increased $51.7 million for the six months ended June 30, 2006 as compared to the same period in 2005 primarily due to the higher volume of acquisitions completed during 2006. In 2006, the Company also received proceeds of $14.9 million from the sale of 6600 Business Parkway. There were no dispositions of real estate in 2005.
     Net cash provided by financing activities, increased $45.7 million for the six months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily due to increased proceeds from debt arising from the $75.0 million issuance of unsecured Senior Notes and borrowing of $64.5 million from the revolving credit facility to fund higher acquisition volume in 2006. Borrowings on the revolving credit facility during the same period in 2005 totaled $51.8 million. The Company also repaid borrowings of $39.8 million in 2006 compared to $48.9 million in 2005. Additionally, the Company paid $2.3 million in financing costs during the first six months of 2006 compared to $0.4 million during the comparative period in 2005. Finally, the Company paid $4.4 million more dividends to shareholders during the first six months of 2006 compared to 2005 as a result of increased shares outstanding and higher dividends per share offset by $45 million in proceeds from shares issued in 2005.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of June 30, 2006, the Company is the sole general partner of and owns 95.2% of the Operating Partnership’s units. The remaining 4.8% of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     In 2006, the Board of Trustees established a new dividend policy for the Company. Rather than resetting its dividend each quarter, the Company expects to pay a quarterly cash dividend of $0.31 per diluted common share for each quarter of 2006, or $1.24 per diluted common share on an annualized basis. The adoption of this dividend policy does not commit the Company to declare future dividends, and each future dividend will be considered and declared by the Board of Trustees in its discretion.
     On July 11, 2006, the Company declared a dividend of $0.31 per common share for the quarter ended June 30, 2006. The dividend will be paid on August 10, 2006, to common shareholders of record on July 31, 2006.
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
     The following table presents a reconciliation of net income to FFO available to common share and unitholders for the three and six months ended June 30, 2006 and June 30, 2005, respectively.

	Funds From Operations		Funds From Operations
	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2006	2005	2006	2005
Net income	$7,501	$1,038	$8,609	$1,565
Add: Depreciation and amortization of real estate assets	7,957	5,793	15,820	10,834
Add: Discontinued operations depreciation and amortization	—	35	3	71
Add: Minority interests	385	77	452	128
Less: Gain on sale of disposed property	(7,475)	—	(7,475)	—

FFO available to common shareholders and unitholders	$8,368	$6,943	$17,409	$12,598

Weighted average number of diluted common shares and Operating Partnership units outstanding	21,661	17,750	21,672	16,645
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional Common Shares; and other risks previously disclosed in Item 1A, ‘Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of June 30, 2006.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. The Company periodically uses derivative financial instruments to seek to manage, or hedge, interest rate risks related to its borrowings. The Company had no derivative financial instruments as of June 30, 2006. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.
     On June 22, 2006, the Company completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction is comprised of $37.5 million in 7-year Series A Senior Notes bearing a fixed interest rate of 6.41% and $37.5 million in 10-year Series B Senior Notes bearing a fixed interest rate of 6.55%. The proceeds of the Senior Notes were used to repay outstanding indebtedness.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at June 30, 2006 to be $368.9 million compared to the $379.4 million carrying value at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company used interest rate protection, or “cap” agreements in periods prior to 2006 to reduce the impact of interest rate changes on its variable rate debt. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The interest rate caps expired in July 2005 upon retirement of the underlying mortgage debt.
     In May 2006, the Company entered into a forward treasury lock agreement to effectively lock the interest rate in anticipation of a planned debt issuance in an effort to minimize the risk of rising interest rates during the period prior to issuance. The Company closed out the derivative in June 2006 upon the pricing of the $75.0 million Senior Notes and settled the contract with a cash payment of $0.7 million to the counterparty. There were no other derivative contacts entered into in 2006 or 2005.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of June 30, 2006, we were not subject to any material pending legal proceedings, nor, to our knowledge, was any legal proceeding threatened against us, which would be reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 1A. Risk Factors
As of June 30, 2006, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 26, 2006, the Annual Meeting of Shareholders was held and the following matter was submitted to the common shareholders for a vote. There were 19,144,770 common shares either present or evidenced by proxy. Set forth below are the results of the vote for the election of trustees, which was the only matter voted on at our Annual Meeting.
Proposal 1: Election of Trustees:

		Votes Against
Name	Votes For	or Withheld	Total
Robert H. Arnold	18,655,154.99	489,616.00	91.37
Richard B. Chess	19,044,136.99	100,634.00	93.28
Douglas J. Donatelli	18,648,654.99	496,116.00	91.34
Louis T. Donatelli	17,455,013.99	1,689,757.00	85.50
J. Roderick Heller	19,115,164.99	29,606.00	93.63
R. Michael McCullough	19,041,836.99	102,934.00	93.27
Alan G. Merten	19,111,764.99	33,006.00	93.61
Terry L. Stevens	19,044,136.99	100,634.00	93.28
Item 5. Other Information.
Item 6. Exhibits.

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

No.	Description

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.5	Guaranty Agreement, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.6	Subsidiary Guaranty Agreement, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

10.1	Form of Restricted Common Shares Award Agreement for officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 13, 2006).

10.2	Form of Restricted Common Shares Award Agreement for trustees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 13, 2006).

10.3	Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank N.A., Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and Key Bank N.A. as Administrative Agent, dated as of April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 28, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: August 9, 2006	/s/ Douglas J. Donatelli

Douglas J. Donatelli
President and Chief Executive Officer

Date: August 9, 2006	/s/ Barry H. Bass

Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.5	Guaranty Agreement, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.6	Subsidiary Guaranty Agreement, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

10.1	Form of Restricted Common Shares Award Agreement for officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 13, 2006).

10.2	Form of Restricted Common Shares Award Agreement for trustees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 13, 2006).

10.3	Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank N.A., Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and Key Bank N.A. as Administrative Agent, dated as of April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 28, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)