Form 10-Q
period 2006-09-30
FIRST POTOMAC REALTY TRUST
filed 2006-11-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
Commission File Number 1-31824
FIRST POTOMAC REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7600 Wisconsin Avenue, 11 th Floor, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
As of November 9, 2006, there were 24,106,729 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30, 2006
	(unaudited)	December 31, 2005
Assets:
Rental property, net	$840,433	$668,730
Cash and cash equivalents	3,201	3,356
Escrows and reserves	11,527	9,818
Accounts and other receivables, net of allowance for doubtful accounts of $289 and $339, respectively	2,995	2,705
Accrued straight-line rents, net of allowance for doubtful accounts of $46 and $35, respectively	4,304	3,638
Deferred costs, net	8,514	6,676
Prepaid expenses and other assets	6,085	3,322
Intangible assets, net	33,070	29,518

Total assets	$910,129	$727,763

Liabilities:
Mortgage loans	$389,950	$369,266
Senior notes	75,000	—
Credit facility	28,800	26,999
Accounts payable and accrued expenses	5,048	4,734
Accrued interest	3,334	1,618
Rents received in advance	2,616	2,932
Tenant security deposits	4,663	3,973
Deferred market rent	8,942	7,281

Total liabilities	518,353	416,803

Minority interests	14,334	21,629

Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized: 24,102,261 and 20,072,755 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	24	20
Additional paid-in capital	437,327	338,564
Dividends in excess of accumulated earnings	(59,909)	(49,253)

Total shareholders’ equity	377,442	289,331

Total liabilities and shareholders’ equity	$910,129	$727,763

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental revenue	$22,865	$16,315	$64,277	$45,825
Tenant reimbursements and other	4,264	4,095	12,450	8,464

Total revenues	27,129	20,410	76,727	54,289

Operating expenses:
Property operating	5,536	3,277	14,652	9,411
Real estate taxes and insurance	2,257	1,610	6,578	4,462
General and administrative	2,436	2,054	7,500	5,691
Depreciation and amortization	9,174	6,577	24,993	17,411

Total operating expenses	19,403	13,518	53,723	36,975

Operating income	7,726	6,892	23,004	17,314

Other expenses (income):
Interest expense	7,155	5,407	20,998	14,424
Interest and other income	(175)	(41)	(743)	(78)
Loss on interest-rate lock agreement	—	—	671	—
Loss on early retirement of debt	—	—	121	—

Total other expenses	6,980	5,366	21,047	14,346

Income from continuing operations before minority interests	746	1,526	1,957	2,968

Minority interests	(28)	(95)	(95)	(204)

Income from continuing operations	718	1,431	1,862	2,764

Discontinued operations:
Income from operations of disposed property	—	139	376	390
Gain on sale of disposed property	—	—	7,475	—
Minority interests in discontinued operations	—	(9)	(386)	(28)

Income from discontinued operations	—	130	7,465	362

Net income	$718	$1,561	$9,327	$3,126

Basic net income per share:
Income from continuing operations	$0.03	$0.09	$0.09	$0.18
Income from discontinued operations	—	—	0.35	0.02

Net income per share	$0.03	$0.09	$0.44	$0.20

Weighted average common shares outstanding – basic	23,168	16,540	21,257	15,748

Diluted net income per share:
Income from continuing operations	$0.03	$0.09	$0.09	$0.18
Income from discontinued operations	—	—	0.34	0.02

Net income per share	$0.03	$0.09	$0.43	$0.20

Weighted average common shares outstanding – diluted	23,444	16,780	21,530	15,952
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$9,327	$3,126
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of property disposed	(7,475)	—
Depreciation and amortization	3	106
Minority interests	386	28
Depreciation and amortization	25,266	17,482
Bad debt (recovery) expense	(58)	382
Stock based compensation	1,344	339
Amortization of deferred market rent	(1,705)	(884)
Amortization of deferred financing costs	655	670
Amortization of rent abatement	146	92
Minority interests	95	204
Loss from early retirement of debt	121	—
Changes in assets and liabilities:
Escrows and reserves	(1,709)	(1,830)
Accounts and other receivables	(250)	(1,489)
Accrued straight-line rents	(648)	(1,009)
Prepaid expenses and other assets	(2,509)	(1,733)
Tenant security deposits	690	678
Accounts payable and accrued expenses	451	449
Accrued interest	1,716	812
Rent received in advance	(316)	743
Deferred costs	(1,355)	(806)

Total adjustments	14,848	14,234

Net cash provided by operating activities	24,175	17,360

Cash flows from investing activities
Purchase deposit on future acquisitions	(500)	(2,030)
Proceeds from sale of real estate assets	14,939	—
Additions to rental property	(6,793)	(3,192)
Additions to construction in process	(2,381)	(101)
Acquisition of land parcels	(716)	—
Acquisition of rental property and associated intangible assets	(168,041)	(78,393)

Net cash used in investing activities	(163,492)	(83,716)

Cash flows from financing activities
Financing costs	(2,087)	(1,863)
Repayments of debt	(96,578)	(115,065)
Dividends to shareholders	(19,983)	(12,999)
Distributions to minority interests	(1,082)	(1,034)
Proceeds from debt	168,300	153,800
Proceeds from issuance of stock, net	90,057	44,923
Stock option exercises	535	3

Net cash provided by financing activities	139,162	67,765

Net increase (decrease) in cash and cash equivalents	(155)	1,409

Cash and cash equivalents, beginning of period	3,356	2,532

Cash and cash equivalents, end of period	$3,201	$3,941

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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2006, the Company was the sole general partner of and owned a 96.2 percent interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying condensed consolidated financial statements.
     As of September 30, 2006, the Company owned a 62-property portfolio consisting of 148 buildings totaling over 10 million square-feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of September 30, 2006 and the results of our operations and cash flows for the quarters and year to date periods ended September 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions throughout the year.
(c) Reclassifications
     Certain prior year financial statement amounts have been reclassified to conform to the current-year presentation.
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
(h) Rental Property
     Rental property is carried at historical cost less accumulated depreciation and impairment losses, when appropriate. Improvements and replacements are capitalized at historical cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets by class are as follows:

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
     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale and will cease recording depreciation when our Board of Trustees has approved the plan of disposal, an active program to complete the plan to sell has been initiated including active marketing of the property and the asset is available for immediate sale in its present condition. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operation only to the extent the property held-for-sale secures specific mortgage debt.

     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest cost is being incurred. Capitalized interest also includes interest associated with the expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. The Company began new development activities on several parcels of land during 2006. Total interest expense capitalized to real estate assets under development was $67 thousand and $126 thousand for the three and nine months ended September 30, 2006, respectively. No interest expense was capitalized during 2005 as the Company had not incurred any qualifying expenditures during that year. Interest capitalized will be amortized over the useful life of the related underlying assets upon those assets being placed into service.
(i) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
•	value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years; and

•	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(j) Intangible Assets
     Intangible assets include the value of tenant or customer relationships and the origination value of leases in accordance with SFAS No. 141, Business Combinations. Customer relationship values are determined based on our evaluation of the specifc characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the amortization of the unamortized portion of the in-place lease value will be fully charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The effect of above-market rents acquired is recorded as a component of deferred costs. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using a discount which refects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease including amounts related to the reimbursement of fixed operating costs and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental income over the initial term of the related leases. The accumulated amortization of intangible assets was $22 million and $14 million at September 30, 2006 and December 31, 2005, respectively.

     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill from third parties in accordance with SFAS No. 141 and is included as a component of intangible assets on the consolidated balance sheet. Goodwill is assessed for impairment annually at the end of our fiscal year and in interim periods if certain events occur, such as the loss of key personnel, indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangibles (SFAS No. 142). SFAS No. 142 requires a two-step impairment test to be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three and nine months ended September 30, 2006 and 2005.
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
     In May 2006, the Company entered into a forward treasury lock agreement to effectively lock the interest rate in anticipation of a planned debt issuance and hedge the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment, and the Company recorded a $671 thousand loss upon the cash settlement of the contract in June 2006. The Company did not enter into any other derivative contracts during 2006 or 2005, and had no accumulated other comprehensive income or loss related to derivatives during these respective periods.
(l) Income Taxes
     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To maintain its status as a REIT, the Company is required to distribute at least 90 percent of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any nondeductible excise tax if it distributes at least 100 percent of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had taxable REIT subsidiaries (“TRS”) which generated taxable income during 2005 and were inactive during 2006; however, the Company has determined any taxes resulting from 2005 TRS activities were inconsequential.
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
     The Company owned 93.7 percent of the outstanding Operating Partnership units at September 30, 2005. The Company issued additional common shares in October 2005 and July 2006 and contributed the net proceeds to the Operating Partnership in exchange for additional operating partnership units. On March 7, 2006, First Potomac Management Inc., which was the predecessor entity to First Potomac Management LLC (“FPM”) and owned by various executives of the Company, was merged into the Operating Partnership through a non-taxable exchange of 233,333 units for 233,333 common shares of the Company.
     Including these shares, there were 89,802 and 458,135 units redeemed for common shares, including the units exchanged in the FPM merger during the three and nine months ended September 30, 2006, respectively, which resulted in 945,654 Operating Partnership Units outstanding as of September 30, 2006. As a result of the unit redemptions and issuances, the Company owned 96.2 percent of the units outstanding in the Operating Partnership on September 30, 2006.

(n) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options, nonvested shares, and operating partnership units, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings per share both before and after consideration of income from discontinued operations and income available to common shareholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted per share calculations:
Income from continuing operations	$718	$1,431	$1,862	$2,764
Income from discontinued operations	—	130	7,465	362

Net income	$718	$1,561	$9,327	$3,126

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic	23,168	16,540	21,257	15,748
Effect of dilutive shares:
Employee stock options and nonvested shares	276	240	273	204

Weighted average shares outstanding — diluted	23,444	16,780	21,530	15,952

Basic net income per share:
Continuing operations	$0.03	$0.09	$0.09	$0.18
Discontinued operations	—	—	0.35	0.02

Net income	$0.03	$0.09	$0.44	$0.20

Diluted net income per share:
Continuing operations	$0.03	$0.09	$0.09	$0.18
Discontinued operations	—	—	0.34	0.02

Net income	$0.03	$0.09	$0.43	$0.20

(o) Share Based Compensation
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

     The Company has adopted SFAS No. 123R using the modified-prospective-transition method. Under this method, compensation cost for the three and nine months ended September 30, 2006 includes: i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. The Company has elected to recognize equity compensation costs on a straight-line basis over the requisite service period for each award.
     At September 30, 2006, the Company had issued stock-based compensation in the form of stock options and nonvested shares as permitted in the Company’s 2003 Equity Compensation Plan (“the Plan”). The Plan provides for the issuance of options to purchase common shares, nonvested share awards, share appreciation rights, performance units and other equity-based awards. All employees and non-employee trustees are eligible to receive awards. Options granted under the plan are non-qualified. The Plan originally authorized the issuance of 911,000 common share equity awards. An additional 650,000 common shares of equity awards were authorized in February 2005.
Option Awards
     At September 30, 2006, 740,650 options had been awarded of which 611,908 remained outstanding. Options vest 25 percent on the first anniversary of the date of grant and 6.25 percent in each subsequent calendar quarter thereafter until fully vested.
     The following table summarizes the option activity in the Plan for the nine months ended September 30, 2006:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, December 31, 2005	588,595	$15.49
Granted	66,650	26.60
Exercised	(7,000)	15.54
Forfeited	(3,000)	23.31

Outstanding, March 31, 2006	645,245	$17.70	8.0 years	$6,558,819
Granted	—	—
Exercised	(2,343)	17.51
Forfeited	(1,094)	25.32

Outstanding, June 30, 2006	641,808	$17.69	7.8 years	$7,510,286
Granted	—	—
Exercised	(23,812)	16.17
Forfeited	(6,088)	24.94

Outstanding, September 30, 2006	611,908	$17.68	7.5 years	$7,445,947

Exercisable, September 30, 2006	316,941	$16.24	7.3 years	$4,431,802
Options expected to vest, September 30, 2006	292,212	$19.18	7.9 years	$3,225,872
     Share-based compensation expense included in net income for the three and nine months ended September 30, 2006 was $0.6 million and $1.3 million, respectively, of which $0.5 million and $1.1 million related to grants of common shares and $0.1 million and $0.2 million related to grants of options, respectively. Accordingly, if the Company had not adopted SFAS No. 123R, our income from continuing operations and net income, would have been $0.1 million and $0.2 million greater for the same respective periods, and basic earnings per share and dilutive earnings per share for the three and nine months ended September 30, 2006 would not have been significantly different.
     The weighted average grant-date fair value of each option granted during the nine months ended 2006 and 2005 was $3.56 and $1.93, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.3 million and $0.5 million, respectively. The Company received approximately $0.5 million and $3 thousand from the exercise of stock options during the nine months ended September 30, 2006 and 2005, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares.

     The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.
     The fair value determination of stock options granted in 2006 and 2005 is summarized as follows:

	2006	2005
Weighted average risk free interest rate	4.31%	3.68%
Expected volatility	21.0%	15.4%
Expected dividend yield	5%	5%
Weighted average expected life of options	5 years	5 years
Nonvested share awards
     The Company granted 56,124 restricted common shares to executive officers in 2005. These grants vest at the end of the seven-year award period, or earlier upon achieving certain defined market conditions over the term of the award. In February and again in August 2006, 25 percent of the 56,124 shares awarded to officers vested upon achievement of one of the specified market conditions.
     In April 2006, the Company awarded a total of 68,049 restricted common shares in two separate awards to executive officers. The first award of 30,931 shares will vest at the end of the four-year award period. The second award of 37,118 shares awarded only vests upon the achievement of specified market conditions. The Company recognized $0.4 million and $1.0 million of compensation expense associated with these share based awards during the three and nine months ended September 30, 2006, respectively, and recognized $49 thousand and $0.2 million during the comparative 2005 periods.
     Independent members of our Board of Trustees received aggregate annual grants of common shares aggregating 5,167 in January 2006 and 2,500 in January 2005 as a component of compensation for serving on the Company’s Board of Trustees in 2005 and 2004, respectively. The trustee share awards for 2005 and 2004 were fully vested at the date of grant. In addition, 3,000 shares were awarded to the Chairman of the Board in February 2006, and the shares were fully vested upon award. In May 2006, the Company issued a total of 12,000 common shares to all trustees, all of which vest ratably in quarterly increments over the twelve-month period from the award date. The Company recognized $0.1 million of compensation expense associated with trustee share based awards during the three and nine months ended September 30, 2006, respectively and recognized $33 thousand and $0.1 million during the comparative 2005 periods.
     A summary of the Company’s nonvested shares as of September 30, 2006 is as follows:

		Weighted-Average Grant
Nonvested shares	Shares	Date Fair Value
Nonvested at December 31, 2005	56,124	$26.40
Granted	8,167	$27.72
Vested	(22,198)	$26.88
Forfeited	—	—

Nonvested at March 31, 2006	42,093	$26.40
Granted	80,049	$22.49
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	122,142	$23.84
Granted	—	—
Vested	(17,032)	$26.61
Forfeited	—	—

Nonvested at September 30, 2006	105,110	$23.41

     As of September 30, 2006, the Company had $2.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. The Company anticipates this cost will be recognized over a weighted-average period of approximately 4 years. The Company derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.1 million and $0.1 million, respectively.
     Pro forma net income and net income per share for the three and nine months ended September 30, 2005 had compensation for stock options been determined based on the grant date fair value would have been as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$1,561	$3,126
Add: total stock-based compensation included in reported net income	156	318
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(224)	(523)

Pro forma net income	$1,493	$2,921

Net income per share, as reported – basic and diluted	$0.09	$0.20
Pro forma net income per share – basic	$0.09	$0.19
Pro forma net income per share – diluted	$0.09	$0.18
(p) Application of New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxed subject to FASB Statement No. 109, Accounting for Income Taxes. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect to applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of the retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. We are in the process of determining how the adoption of SAB 108 will impact our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our first fiscal year beginning after December 31, 2008, with early adoption permitted. We are in the process of determining how the adoption of SFAS 157 will impact our financial position and results of operations.

(2) Rental Property
     Rental property at September 30, 2006 consisted of 62 properties located in the southern Mid-Atlantic region. Rental property is comprised of the following (in thousands):

	September 30, 2006	December 31, 2005
Land	$208,587	$153,762
Buildings and improvements	652,184	529,673
Construction in process	2,503	169
Tenant improvements	24,135	17,558
Furniture, fixtures and equipment	9,880	9,794

	897,289	710,956
Less: accumulated depreciation	(56,856)	(42,226)

	$840,433	$668,730

Acquisitions
During the third quarter of 2006, the Company purchased the following properties:
     On July 27, 2006, the Company acquired Gateway 270 West, a six-building 254,625-square-foot flex/office property in Clarksburg, Maryland, for $39.5 million. The property was 54 percent leased to ten tenants. The acquisition was funded with proceeds from the Company’s common stock offering and borrowings on the Company’s credit facility.
     On August 1, 2006, the Company acquired Davis Drive, a 52,581-square-foot flex/office property located in Sterling, Virginia for $5.4 million. The property was 86 percent leased to six tenants. The acquisition was funded with borrowings on the Company’s credit facility.
     On August 28, 2006, the Company acquired Indian Creek Court, a four-building 186,691-square-foot flex/industrial property located in Beltsville, Maryland, for $23.5 million. The property was 84 percent leased to seven tenants. The acquisition was funded with borrowings under the credit facility and the assumption of a $12.8 million mortgage loan, with a fixed interest rate of 7.8 percent that matures in 2011. The mortgage was fair valued at $13.7 million.
     The aggregate purchase price of properties including closing costs acquired during the nine months ended September 30, 2006 was allocated as follows, which reflects the Company’s preliminary allocation and is subject to adjustment as additional information becomes available (in thousands):

						Above and
		Acquired		In-place	Customer	(below)
		tenant	Building and	leases	relations	market leases
	Land	improvements	improvements	intangible	intangible	acquired, net	Total

River’s Bend Center	$3,153	$1,976	$24,816	$2,130	$—	$(729)	$31,346
Northridge I & II	1,172	870	6,683	628	—	(460)	8,893
Crossways I	2,657	769	10,981	1,183	16	12	15,618
Sterling Park Business Center	19,898	376	10,418	732	—	(360)	31,064
1408 Stephanie Way	1,292	—	3,872	—	—	—	5,164
Airpark Business Center	250	33	2,761	168	—	38	3,250
Chesterfield Business Center	900	188	13,145	630	—	(228)	14,635
Hanover Business Center	1,795	425	11,289	817	7	(350)	13,983
Gateway 270 West	18,321	1,289	19,559	1,407	—	(699)	39,877
Davis Drive	1,614	179	3,454	251	—	(49)	5,449
Indian Creek Court	5,673	615	16,468	1,460	—	309	24,525

Total	$56,725	$6,720	$123,446	$9,406	$23	$(2,516)	$193,804

     The pro forma financial information set forth below, presents results as if all of the Company’s 2006 and 2005 acquisitions, dispositions and common share offerings had occurred on January 1, 2005. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Pro forma total revenues	$27,702	$28,573	$82,175	$81,693
Pro forma net income from continuing operations	$763	$1,344	$2,492	$2,709
Pro forma income from continuing operations per share, basic and diluted	$0.03	$0.06	$0.10	$0.11
(3) Discontinued Operations
     Income from discontinued operations includes revenues and expenses associated with 6600 Business Parkway, which was sold in May 2006. The Company will have no continuing involvement with the property and recognized a gain of $7.5 million on the sale of the property.
     The following table summarizes the components of income from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	—	$303	$443	$884
Income from operations of disposed property	—	139	376	390
Gain on sale of disposed property	—	—	7,475	—
(4) Mortgage and Other Debt
     The Company’s borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Mortgage debt, with fixed interest rates ranging from 5.13% to 8.53% maturing at various dates through June 2021	$389,950	$369,266
Series A senior notes, with a fixed interest rate of 6.41%, matures June 2013	37,500	—
Series B senior notes, with a fixed interest rate of 6.55%, matures June 2016	37,500	—
Credit facility, with a variable interest rate of LIBOR + 1.30%, matures May 2009	28,800	26,999

	$493,750	$396,265

(a) Fixed Rate Mortgage Debt
     At September 30, 2006 and December 31, 2005, the Company’s fixed rate mortgage debt was as follows (in thousands):

	Contractual	Effective	Earliest Maturity	September 30,	December 31,
Property	Interest Rate	Interest Rate	Date	2006	2005
Interstate Plaza	7.45%	5.30%	January 2007	$8,344	$8,546
Herndon Corporate Center	5.11%	5.66%	April 2008	8,682	8,764
Norfolk Commerce Park II	6.90%	5.28%	August 2008	7,516	7,700
Suburban Maryland Portfolio	6.71%	5.54%	September 2008	76,409	78,012
Glenn Dale Business Center	7.83%	5.13%	May 2009	8,905	9,128
4200 Tech Court	8.07%	8.07%	October 2009	1,781	1,798
4212 Tech Court	8.53%	8.53%	June 2010	1,735	1,748
Enterprise Center	8.03%	5.20%	December 2010	19,567	20,016
Indian Creek Court	7.80%	5.90%	January 2011	13,647	—
4612 Navistar Drive	7.48%	5.20%	July 2011	14,081	14,371
403 and 405 Glenn Drive	7.60%	5.50%	July 2011	9,098	9,265
Campus at Metro Park North	7.11%	5.25%	February 2012	25,768	26,259
1434 Crossways Boulevard	7.05%	5.38%	August 2012	10,930	11,158
Crossways Commerce Center	6.70%	6.70%	October 2012	25,812	26,054
Newington Business Park Center	6.70%	6.70%	October 2012	16,282	16,435
Prosperity Business Center	6.25%	5.75%	January 2013	3,991	4,058
Aquia Commerce Center I	6.50%	6.50%	February 2013	857	931
1434 Crossways Boulevard	6.25%	5.38%	March 2013	9,280	9,447
Linden Business Center	6.01%	5.58%	October 2013	7,676	7,760
Owings Mills Business Center	5.85%	5.75%	March 2014	5,850	5,911
Chesterfield Business Center:
Chesterfield Buildings ABEF	7.45%	6.63%	August 2015	2,985	—
Chesterfield Buildings CDGH	8.50%	6.63%	August 2015	2,797	—
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	5.19%	August 2015	100,000	100,000
Hanover Business Center:
Hanover Building D	8.88%	6.63%	August 2015	1,077	—
Hanover Building II B	4.00%	8.00%	June 2016	1,959	—
Hanover Building C	7.88%	6.63%	December 2017	1,475	—
Gateway Centre	7.35%	5.88%	November 2016	1,818	1,905
Airpark Business Center	7.45%	6.63%	June 2021	1,628	—

				$389,950	$369,266

(b) Credit Facility
     On April 26, 2006, the Company entered into an amendment and restatement to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100 to $125 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility to up to $225 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of September 30, 2006.
(c) Senior Notes
     On June 22, 2006, the Company completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction comprised of $37.5 million in 7-year Series A Senior Notes bearing a fixed interest rate of 6.41 percent and $37.5 million in 10-year Series B Senior Notes bearing a fixed interest rate of 6.55 percent. The proceeds of the Senior Notes were used to repay outstanding indebtedness and used as the cash portion to acquire Airpark Business Center, Hanover Business Center and Chesterfield Business Center in Richmond, Virginia.
(5) Segment Information
     The Company operates in one segment; industrial and flex office properties all located in the southern Mid-Atlantic region of the United States. As of September 30, 2006 and 2005, the Company’s tenant base contained one significant tenant, the United States Government, which leased 7 percent and 10 percent, of the Company’s total rentable square-feet, respectively.

(6) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows (in thousands):

	2006	2005
Cash paid for interest	$20,560	$14,656
Non-cash investing and financing activities:
Issuance of common shares to trustees	137	56
Debt assumed in connection with acquisitions of real estate	25,764	52,589
Conversion of operating partnership units into common shares	6,694	3,664
     The Company had 458,135 and 273,913 operating partnership units redeemed for common shares during the nine months ended September 30, 2006 and 2005, respectively. The Company had 945,654 and 1,403,789, of operating partnership units outstanding at September 30, 2006 and December 31, 2005, respectively.
(7) Shareholders’ Equity
     On July 21, 2006, the Company completed an offering of 3,450,000 common shares of beneficial interest at $27.46 per share, generating net proceeds of approximately $90.1 million. The Company used $55.5 million of the net proceeds to pay down the balance and accrued interest on its unsecured revolving credit facility and the remaining proceeds were applied towards the purchase of Gateway 270 West.
(8) Subsequent Events
     On October 2, 2006, the Company repaid the $8.3 million remaining principal balance on the mortgage that encumbered Interstate Plaza. The loan had a fixed interest rate of 7.45 percent. The repayment was funded with borrowings on the Company’s credit facility and no prepayment penalties were incurred.
     On November 2, 2006, the Company acquired Gateway II, a 42,429-square-foot flex/office property in Norfolk, Virginia for $3.9 million. The property was 100 percent leased to four tenants. The acquisition was funded with $2.6 million of borrowings on the Company’s credit facility and available cash.

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
     The Company is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of September 30, 2006, the Company owned 62 properties, totaling over 10 million square-feet, which were approximately 87.9 percent leased to a total of 594 tenants through 720 leases. As of September 30, 2006, the Company’s largest tenant is the U.S. Government, representing 10 percent of the Company’s total annualized base rental revenue. The Company derives substantially all of its revenue from leases on its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). At September 30, 2006, the Company was the sole general partner of and owned a 96.2 percent interest in the Operating Partnership. The remaining 3.8 percent of the units in the Operating Partnership consist of limited partnership interests owned by contributors of properties and other assets to our Operating Partnership and are presented as minority interests for accounting purposes.
Executive Summary
     The Company’s net income for the third quarter of 2006 was $0.7 million, or $0.03 per diluted share, compared with net income of $1.6 million, or $0.09 per diluted share, for the third quarter of 2005. The Company’s funds from operations (“FFO”) for the third quarter of 2006 increased 20 percent over the third quarter of 2005 to $9.9 million, or $0.41 per diluted share, compared with $8.3 million, or $0.46 per diluted share. Third quarter 2005 results included $1.2 million, or approximately $0.07 per diluted share, of termination fee income.
     Net income for the Company for the first nine months of 2006 was $9.3 million, or $0.43 per diluted share, compared with net income of $3.1 million, or $0.20 per diluted share, for the prior-year period. The Company’s FFO for the first nine months of 2006 was $27.3 million, or $1.21 per diluted share, compared with $20.9 million, or $1.22 per diluted share, for the first nine months of 2005. See “Funds from Operations” for further discussion and reconciliation to generally accepted accounting principles (“GAAP”) measures.
Significant Third Quarter Transactions
Acquisition Activity
          Acquired the following properties:
•	Gateway 270 West, a six-building 254,625-square-foot flex/office property in Clarksburg, Maryland, for $39.5 million. The acquisition was funded with proceeds from the Company’s common stock offering and borrowings on the Company’s credit facility;

•	Davis Drive, a 52,581-square-foot flex/office property in Sterling, Virginia, for $5.4 million. The acquisition cost was funded with borrowings on the Company’s credit facility; and

•	Indian Creek Court, a four-building 186,691-square-foot flex/industrial property in Beltsville, Maryland, for $23.5 million. The acquisition was funded with borrowings under the credit facility and the assumption of a $12.8 million mortgage loan.

Development Activity
     As of September 30, 2006, the Company had commenced development of several parcels of land including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct flex and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction.
     As of September 30, 2006, the Company has incurred qualifying development expenditures for the properties noted below:
•	John Marshall Highway — a 112,000 square-foot warehouse building addition/expansion is underway and fully pre-leased to the current sole tenant of this property. The total estimated cost of the building is approximately $8.6 million. Development costs incurred include architectural design, site and building engineering, site work and concrete construction activities;

•	Crossways Commerce Center I — a 30,000 square-foot office building addition is planned. The development costs incurred include architectural design, site and building engineering, and site planning;

•	Snowden Center – a 4,500 square-foot new retail building is planned. Development costs incurred through September 30, 2006 include architectural design, site and building engineering, and site planning;

•	Sterling Park Business Center – a 50,000 square-foot flex building is planned. The Company began development efforts on approximately 8 percent of the total developable land. Development costs incurred to date include master planning design, site planning, geotechnical and wetland studies, and access road completion expenditures; and

•	1400 Cavalier Boulevard – a 96,000 square-foot warehouse building is planned with initial development costs incurred during the third quarter of 2006.
     The Company anticipates development efforts on these projects will continue throughout 2006 and into 2007. Additional development projects may be undertaken that may extend beyond 2007.
Other Activity
•	The Company completed a public offering of 3,450,000 common shares of beneficial interest priced at $27.46 per share, which generated net proceeds of $90.1 million;

•	The Company executed new leases for 33,061 square-feet at 1408 Stephanie Way, 17,019 square-feet at Rumsey Center and 15,246 square-feet at Owings Mills Business Center. Rent will commence under the terms of these leases during the fourth quarter of 2006 or the first quarter of 2007;

•	The Company recognized a $0.2 million stock-based compensation charge associated with restricted shares that vested in August upon achieving certain total shareholder return performance measures; and

•	The Company announced the termination of its contingent lease with Northrop Grumman Systems Corporation for space in the Company’s 2000 Gateway Boulevard property. The lease was contingent on Northrop Grumman being awarded a specific contract that was awarded to another contractor.
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
Revenue Recognition
     Rental revenue under leases with scheduled rent increases or rent abatements are recognized using the straight-line method over the term of the leases. Accrued straight-line rents included in the Company’s condensed consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. The Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of the Company’s property operating expenses and real estate taxes. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized on the date of termination when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants.
     The Company must make estimates to the collectibility of its accounts receivables related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income as a higher required allowance for doubtful accounts receivable will result in lower net income.
Investments in Real Estate and Real Estate Entities
     Investments in real estate are recorded at historical cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.
     Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	39 years
Buildings improvements	5 to 15 years
Furniture, fixtures and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
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
     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale and will cease recording depreciation when our Board of Trustees has approved the plan of disposal, an active program to complete the plan to sell has been initiated including active marketing of the property and the asset is available for immediate sale in its present condition. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.
     During the second quarter of 2006, the Company sold its property located at 6600 Business Parkway in Elkridge, Maryland. As a result, operating results for that asset are reflected as discontinued operations in the Company’s condensed consolidated statement of operations. The Company has had no continued involvement with the property subsequent to its disposal.

Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
•	value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts including amounts related to the reimbursement of fixed operating costs and market rents over the remaining non-cancelable lease terms, ranging from one to eleven years; and

•	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Results of Operations
     Comparison of the Three and Nine Months Ended September 30, 2006 to the Three and Nine Months Ended September 30, 2005
     The results of operations for the three and nine months ended September 30, 2006 and 2005 are presented below.
     2006 Acquisitions
     The Company acquired the following 11 properties at an aggregate cost of $193.8 million during the nine months ended September 30, 2006: River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270 West, Davis Drive and Indian Creek Court. Collectively, the properties are referred to as the “2006 Acquisitions.”
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
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Revenue is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
Rental revenue	$22,865	$16,315	$64,277	$45,825	$6,550	40%	$18,452	40%
Tenant reimbursements & other	$4,264	$4,095	$12,450	$8,464	$169	4%	$3,986	47%

     Rental Revenues
     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and the amortization of above and below market leases. Rental revenue increased $6.6 million and $18.5 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in rental revenue is primarily the result of the Company’s recent acquisitions, as the 2006 Acquisitions contributed rental revenue of $3.2 million and $6.0 million to the portfolio for the three and nine months ended September 30, 2006, respectively. The 2005 Acquisitions contributed $2.9 million and $11.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The remaining increase in rental revenue can be attributed to an increase in rental rates, as the average rental rates on new and renewal leases increased, on a GAAP basis, 17.5 percent and 7.9 percent, respectively, for the three months ended September 30, 2006 and 17.7 percent and 7.6 percent, respectively, for the nine months ended September 30, 2006.
     The Company’s portfolio occupancy at September 30, 2006 was 87.9 percent, including 2000 Gateway Boulevard, an unoccupied 421,100 square-foot industrial facility. Excluding 2000 Gateway Boulevard, occupancy was 91.7 percent at September 30, 2006 compared to occupancy of 93.4 percent at September 30, 2005. The change in occupancy can be primarily attributed to acquiring additional properties such as Gateway 270 West and 1408 Stephanie Way with vacancy rates in excess of our portfolio. These properties were 53.7 percent and 64.6 percent leased as of September 30, 2006, respectively.
     Tenant Reimbursement and Other Revenues
     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $0.2 million and $4.0 million during the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005. The increase is primarily due to the impact from the 2005 Acquisitions, which resulted in $0.8 million and $3.2 million of additional tenant reimbursement revenue during the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase can also be attributed to the 2006 Acquisitions, which contributed $0.5 million and $1.0 million, respectively. The increase in tenant reimbursement revenue from the Company’s 2005 and 2006 Acquisitions was partially offset by a decrease in tenant reimbursement revenue from its Remaining Portfolio as a result of increased vacancy.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
Property operating expenses	$5,536	$3,277	$14,652	$9,411	$2,259	69%	$5,241	56%
Real estate taxes & insurance	$2,257	$1,610	$6,578	$4,462	$647	40%	$2,116	47%
     Property operating expenses increased $2.3 million and $5.2 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to an increase in property operating expense of $1.0 million and $3.4 million, respectively, associated with the 2005 Acquisitions. The 2006 Acquisitions further contributed $0.6 million and $1.1 million of additional property operating expenses for the three and nine months ended September 30, 2006, respectively. The increase in overall operating expenses was driven in part by the $0.4 million and $0.7 million increase in utility costs for the three and nine months ended September 30, 2006, respectively, primarily due to higher electrical rates and usage. The impact of deregulation of utilities for our Maryland properties in particular also resulted in higher comparative utility costs period over period.
     Real estate taxes and insurance increased $0.6 million and $2.1 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase is primarily due to $0.8 million in additional costs related to the 2005 and 2006 Acquisitions for the three months ended September 30, 2006. The 2005 and 2006 Acquisitions contributed an increase of $1.4 million and $0.7 million for the nine months ended September 30, 2006, respectively. This increase was offset by generally lower real estate taxes that were incurred on the Remaining Portfolio as a result of assessment reductions.

Other Operating Expenses
General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
	$2,436	$2,054	$7,500	$5,691	$382	19%	$1,809	32%
     General and administrative expenses increased $0.4 million and $1.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to share-based compensation expense resulting from the accelerated vesting of a portion of restricted shares issued in 2005 as certain performance measures were achieved during 2006. The adoption of SFAS No. 123R, Share-Based Payment, in 2006 resulted in expense associated with stock options as well as increased expense from our nonvested shares awards due to vesting of certain shares and the use of the derived service period, rather than the contractual service period. As a result, share-based compensation expense increased $0.4 million and $0.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Also, the relocation of our corporate offices on August 1, 2005, also resulted in higher rent expense of $0.3 million for nine months ended September 30, 2006, respectively, compared to the same periods in 2005.
     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
	$9,174	$6,577	$24,993	$17,411	$2,597	39%	$7,582	44%
     Depreciation and amortization expense includes depreciation of real estate assets, and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.6 million and $7.6 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase is primarily due to depreciation and amortization associated with the 2005 and 2006 Acquisitions, which, collectively generated $3.3 million and $9.3 million in additional expense during the three and nine months ended September 30, 2006 respectively. This was offset by lower expense on the Remaining Portfolio, due to lower depreciation costs as a result of certain acquired tenant improvements, intangible in-place leases and customer relations amortizing in full as lease terms reached maturity.
     Other Expense
     Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Increase	Change	Increase	Change
	$7,155	$5,407	$20,998	$14,424	$1,748	32%	$6,574	46%
     Interest expense increased by $1.7 million and $6.6 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase can be attributed to higher average borrowings and higher average interest rates on the Company’s revolving credit facility. Weighted average borrowings on the credit facility decreased $0.7 million at a weighted average interest rate of 6.60 percent for the three months ended September 30, 2006 compared to 5.04 percent for the same period in 2005. The Company’s weighted average borrowings and weighted average interest rate on its credit facility increased from $36.6 million at 4.71 percent during the nine months ended September 30, 2005 to $53.4 million at 6.41 percent for the nine months ended September 30, 2006, which resulted in an additional $1.3 million of interest expense for the nine months ended September 30, 2006. The increase in interest expense attributable to mortgage debt associated with the 2005 Acquisitions was $0.5 million and $2.3 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.3 million, respectively, for mortgage debt associated with the 2006 Acquisitions. During the second quarter of 2006, the Company issued $75 million of Senior Notes, which was used to repay the outstanding Term Loan issued during the first quarter of 2006. The outstanding balances on the Senior Notes and Term Loan resulted in additional interest expense of $1.2 million and $2.4 million for the three and nine months ended September 30, 2006, respectively. The Company capitalized $67 thousand and $126 thousand of interest related to development activity during the three and nine months ended September 30, 2006, respectively.

     Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	$175	$41	$743	$78	$134	327%	$665	853%
     Interest and other income increased $0.1 million and $0.7 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Interest income includes amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest income has increased in 2006 as a result of maintaining higher average cash balances and increased interest rates. The Company earned 5.3 percent on an average cash balance of $2.9 million during the three months ended September 30, 2006, compared to 2.5 percent and $0.9 million during the same 2005 period. During the nine months ended September 30, 2006, the Company earned 4.3 percent on an average cash balance of $2.0 million, compared to 2.3 percent and $0.7 million during 2005. During the first quarter of 2006, the Company received a $0.3 million settlement of a bankruptcy claim, which is included in other income, from a former tenant that vacated while under lease in 2003.
     Loss on interest-rate lock agreement is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	—	—	$671	—	—	—	$671	—
     In May 2006, the Company entered into a forward Treasury Lock Agreement (“treasury lock”) to lock-in the interest rate on an anticipated future debt issuance that subsequently closed in June 2006. The intent of the treasury lock was to minimize the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment, and upon the cash settlement of the contract in June 2006, the Company recognized the $0.7 million change in fair value as an expense. The company has not entered into any other derivative contracts during 2005 or 2006.
     Loss on early retirement of debt is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	—	—	$121	—	—	—	$121	—
     The loss on early retirement of debt of $0.1 million for the nine months ended September 30, 2006 resulted from the write-off of deferred financing costs associated with the repayment of the $50.0 million Term Loan in June 2006.

     Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2006	2005	2006	2005	Change	Change	Change	Change
	$28	$95	$95	$204	$(67)	(71%)	$(109)	(53%)
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. On September 30, 2006, 3.8 percent of the interests were owned by limited partners compared to 6.3 percent at September 30, 2005. The decrease in minority interest ownership is partially attributable to the redemption of operating partnership units in 2006 and the Company’s common stock offerings of 2,050,000, 3,450,000 and 3,450,000 in March 2005, October 2005 and July 2006, respectively. In 2005, 285,913 operating partnership units were redeemed, and an additional 458,135 units were exchanged for shares in 2006. This was partially offset by the Company’s issuance of 300,429 operating partnership units for the Owings Mills Business Center and Prosperity Business Center acquisitions in November 2005. The decrease in minority interest can also be attributable to the reduction in income from continuing operations for both the three and nine months ended September 30, 2006. The reduction in income from continuing operations for the nine months ended September 30, 2006 can be attributed to the $0.7 million loss on the interest-rate lock agreement, higher interest expense and lower termination fee income recognized in 2006.
     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2006	2005	2006	2005
Income from operations of disposed property	—	139	376	390
Gain on sale of disposed property	—	—	7,475	—
Minority interests in discontinued operations	—	(9)	(386)	(28)

Income from discontinued operations	—	130	7,465	362

     On May 11, 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland. The Company reported a gain on sale of $7.5 million. The Company has had no continuing involvement with this property; therefore the operating results and the gain on sale are classified as discontinued operations. The Company had not committed to a disposition plan nor had it disposed of real estate during the three months ended September 30, 2006.
Liquidity and Capital Resources
     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its revolving credit facility. As a REIT, the Company is required to distribute at least 90 percent of its taxable income to its stockholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of operating assets for capital projects. These capital projects include routine capital improvements and maintenance and leasing-related costs, including tenant improvements and leasing commissions.
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
     On April 26, 2006, the Company entered into an amendment to its unsecured revolving credit facility, which increased the permitted borrowings from $100.0 million to $125.0 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility up to $225.0 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The unsecured facility contains financial and other covenants. The Company met all requirements under the covenants of this credit facility as of September 30, 2006.
     On June 22, 2006, the Company completed a private placement of unsecured fixed interest rate Senior Notes totaling $75.0 million. The debt is comprised of $37.5 million in 7-year Series A Senior Notes and $37.5 million in 10-year Series B Senior Notes bearing interest at 6.41 percent and 6.55 percent, respectively.

     On July 21, 2006, the Company completed an offering of 3,450,000 common shares of beneficial interest at $27.46 per share, generating net proceeds of approximately $90.1 million. The Company used $55.5 million of the net proceeds to pay down the balance and accrued interest on its unsecured revolving credit facility and the remaining proceeds were applied towards the purchase of Gateway 270 West.
     The Company intends to meet long-term funding requirements for property acquisitions, development and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, term loans, unsecured notes, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     As of September 30, 2006, the Company has approximately $76.7 million available for issuance pursuant to its existing shelf registration.
     The Company could also fund property acquisitions, development and other non-recurring capital improvements through additional borrowings, sale of assets or joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. During 2005, the Company issued 300,429 Operating Partnership units as partial consideration for the acquisitions of Owings Mills Business Center and Prosperity Business Center.
Cash Flows
     Condensed consolidated cash flow information is summarized as follows:

	Nine Months Ended
	September 30,
(amounts in thousands)	2006	2005	Change
Cash provided by operating activities	$24,175	$17,360	$6,815
Cash used in investing activities	$(163,492)	$(83,716)	$(79,776)
Cash provided by financing activities	$139,162	$67,765	$71,397
     Net cash provided by operating activities increased $6.8 million for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to the increase in operating income provided before depreciation and amortization by the 2005 and 2006 Acquisitions.
     Cash used in investing activities increased $79.8 million for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to the higher volume of acquisitions completed during 2006. In 2006, the Company also received proceeds of $14.9 million from the sale of 6600 Business Parkway. There were no dispositions of real estate in 2005.
     Net cash provided by financing activities, increased $71.4 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily due to an additional $45.1 million in proceeds from the Company’s July 2006 common stock offering compared to its March 2005 common stock offering. The Company also received proceeds from its issuance of $75.0 million of unsecured Senior Notes and borrowings of $93.3 million from its revolving credit facility to fund its higher acquisition volume in 2006. During 2005, the Company received proceeds of $65.0 million related to the issuance of mortgage debt and $88.8 million related to borrowings on its revolving credit facility. The Company also repaid borrowings of $96.6 million in 2006 compared to repayments of $115.1 million in 2005. Finally, the Company paid $7.0 million more dividends to shareholders during the first nine months of 2006 compared to 2005 as a result of increased shares outstanding and a higher rate of dividends per share.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90 percent of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of September 30, 2006, the Company is the sole general partner of and owns 96.2 percent of the Operating Partnership’s units. The remaining 3.8 percent of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.

     In 2006, the Board of Trustees established a new dividend policy for the Company. Rather than resetting its dividend each quarter, the Company expects to pay a quarterly cash dividend of $0.31 per common share for each quarter of 2006, or $1.24 per common share on an annualized basis. The adoption of this dividend policy does not commit the Company to declare future dividends, and each future dividend will be considered and declared by the Board of Trustees in its discretion.
     On October 10, 2006, the Company declared a dividend of $0.31 per common share for the quarter ended September 30, 2006. The dividend will be paid on November 10, 2006, to common shareholders of record on October 31, 2006.
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
     As defined by the National Association of Real Estate Investment Trusts, or NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. The Company adds back minority interest in the income from its Operating Partnership on determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per fully diluted share.
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
     The following table presents a reconciliation of net income to FFO available to common share and unit holders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2006	2005	2006	2005
Net income	$718	$1,561	$9,327	$3,126
Add: Depreciation and amortization of real estate assets	9,174	6,577	24,993	17,411
Add: Discontinued operations depreciation and amortization	—	36	3	107
Add: Minority interests	28	104	481	232
Less: Gain on sale of disposed property	—	—	(7,475)	—

FFO available to common shareholders and unitholders	$9,920	$8,278	$27,329	$20,876

Weighted average number of diluted common shares and Operating Partnership units outstanding	24,440	17,895	22,634	17,068

Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional Common Shares; and other risks previously disclosed in Item 1A, ‘Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of September 30, 2006.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. The Company periodically uses derivative financial instruments to seek to manage, or hedge, interest rate risks related to its borrowings. The Company had no derivative financial instruments as of September 30, 2006. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.
     On June 22, 2006, the Company completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction is comprised of $37.5 million in 7-year Series A Senior Notes bearing a fixed interest rate of 6.41 percent and $37.5 million in 10-year Series B Senior Notes bearing a fixed interest rate of 6.55 percent. The proceeds of the Senior Notes were used to repay outstanding indebtedness, the remaining amount was used to fund the acquisitions of Airpark Business Center, Chesterfield Business Center and Hanover Business Center.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at September 30, 2006 to be $386.3 million compared to the $390.0 million carrying value at that date.
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
     In May 2006, the Company entered into a forward treasury lock agreement to effectively lock the interest rate in anticipation of a planned debt issuance in an effort to minimize the risk of rising interest rates during the period prior to issuance. The Company closed out the derivative in June 2006 upon the pricing of the $75.0 million Senior Notes and settled the contract with a cash payment of $0.7 million to the counterparty. There were no other derivative contracts entered into in 2006 or 2005.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2006, we were not subject to any material pending legal proceedings, nor, to our knowledge, was any legal proceeding threatened against us, which would be reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 1A. Risk Factors
As of September 30, 2006, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: November 9, 2006	/s/ Douglas J. Donatelli

Douglas J. Donatelli
President and Chief Executive Officer

Date: November 9, 2006	/s/ Barry H. Bass

Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)