Form 10-K
period 2006-12-31
FIRST POTOMAC REALTY TRUST
filed 2007-03-15
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number 1-31824
FIRST POTOMAC REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7600 Wisconsin Avenue, 11th Floor
Bethesda, MD
(Address of principal executive offices)
20814
(Zip Code)
(301) 986-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange upon Which Registered

Common Shares of beneficial interest, $0.001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
☐ Large Accelerated Filer      ☑ Accelerated Filer      ☐ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)       YES ☐      NO ☑
The aggregate market value of the registrant’s Common Shares of beneficial interest, $0.001 par value per share, at June 30, 2006, held by those persons deemed by the registrant to be non-affiliates was approximately $584,373,599.
As of March 15, 2007, there were 24,127,449 Common Shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust that focuses on owning, developing and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Virginia and Maryland, which we collectively refer to as the southern Mid-Atlantic region. The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code (the “Code”).
     The Company was formed in July 2003 to be the successor general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. The Company is the sole general partner of, and owns a 96.2% interest in, the Operating Partnership.
     References in this Annual Report on Form 10-K to “we,” “our” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company focuses on acquiring properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company has also begun developing assets adjacent to buildings that it owns in some of its stronger submarkets. The Company’s portfolio contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution and manufacturing facilities, while flex properties combine office building features with industrial property space. As of December 31, 2006, the Company owned 65 properties totaling approximately 10.4 million square feet, and the Company’s properties were approximately 88.0% leased to a total of 599 tenants. The Company’s largest tenant is the U.S. Government, which leases approximately 725,343 square feet under 27 leases, representing approximately 9.4% of the Company’s annualized base rent as of December 31, 2006.
Narrative Description of Business
     The Operating Partnership was formed in 1997 to utilize management’s knowledge of and experience in the southern Mid-Atlantic real estate market to seek to create the leading industrial and flex property owner in the region. The Company believes that the large number of properties meeting its investment criteria and the fragmented ownership of industrial and flex property in the region creates an opportunity for it to achieve this goal. According to data from CoStar Group, a real estate market research firm, at December 31, 2006, First Potomac is the largest owner of flex and industrial properties in the Washington, D.C. metropolitan area with a 2.9% share of the market.
     The Company’s acquisition strategies focus on industrial and flex properties in its target markets that generally meet the following investment criteria:
▪	established locations;

▪	below-market rents; and/or

▪	absentee ownership.
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

Significant 2006 Developments
     During 2006, we completed the following:
▪	Acquired 14 properties totaling 2.2 million square feet for a contractual purchase price of approximately $233 million;

▪	Sold one property for $15.4 million;

▪	Reached a total portfolio size of over 10 million square feet;

▪	Raised net proceeds of approximately $90 million through an underwritten public offering of 3,450,000 common shares at a price of $27.46 per share;

▪	Entered into a private placement of unsecured Senior Notes totaling $75 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes bearing a fixed interest rate of 6.41% and $37.5 million in 10-year Series B Senior Notes bearing a fixed interest rate of 6.55%;

▪	Issued $125 million of Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of discount; and

▪	Entered into an amendment and restatement to our unsecured revolving credit facility, which increased the permitted borrowings from $100 million to $125 million with the potential to increase the size of the facility to up to $225 million.
     Total assets at December 31, 2006 were $994.6 million compared to $727.8 million at December 31, 2005.
Competitive Advantages
     The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, including:
▪	Experienced Management Team. The Company’s Executive Officers average more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

▪	Focused Strategy. The Company is the only publicly traded REIT focused exclusively on industrial and flex properties in the southern Mid-Atlantic region, one of the largest, most stable markets for assets of this type.

▪	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less sophisticated owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

▪	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates, frequent acquisition opportunities, and strong tenant bases, according to Delta Associates, a market research firm. The Company believes that additional U.S. Government spending for national defense and homeland security will continue to increase demand for industrial and flex space in its markets by both U.S. Government agencies and government contractors working on related projects.

▪	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

▪	Favorable Lease Terms. As of December 31, 2006, 456 of the Company’s 741 leases (representing 71.6% of the leased space in our portfolio) were triple net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for rent growth through contractual rent increases.

▪	Tenant Mix. As of December 31, 2006, the Company’s tenants included the U.S. Government (9.4% of its annualized base rent), government contractors (13.7%), Fortune 500 companies (15.6%) and more than 530 additional smaller tenants, most of which hold leases covering less than 15,000 square feet (61.3%). The Company believes its current tenant base provides a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company
     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position
Douglas J. Donatelli	45	President, Chief Executive Officer and Trustee
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

Barry H. Bass	43	Executive Vice President, Chief Financial Officer
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

Joel F. Bonder	58	Executive Vice President, General Counsel and Secretary Joel F. Bonder has served as Executive Vice President, General Counsel and Secretary since joining the Company in January 2005. He was General Counsel of Apartment Investment and Management Company (AIMCO), one of the largest public apartment REITs in the country, from 1997 to 2002, and General Counsel of National Corporation for Housing Partnerships, the largest private owner of FHA-insured multifamily housing, and its parent, NHP Incorporated, from 1994 to 1997. Mr. Bonder was Counsel at Bryan Cave LLP from 1993 to 1994 in Washington, D.C., where he specialized in corporate, real estate and project finance. Mr. Bonder is a graduate of the University of Rochester and received his JD degree from Washington University School of Law. He is admitted to the bar in the District of Columbia, Massachusetts and Illinois.

James H. Dawson	49	Executive Vice President, Chief Operating Officer
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

Name	Age	Position
Nicholas R. Smith	42	Executive Vice President, Chief Investment Officer
Nicholas R. Smith is one of the co-founders of the Company and has served as Executive Vice President and Chief Investment Officer since its predecessor’s founding in 1997. He has over 15 years of experience in commercial real estate in the Washington, D.C. area, including seven years with D&K and D&K Management from 1990 to 1997. Prior to joining D&K, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in McLean, Virginia and Transwestern/Carey Winston (formerly Barrueta & Associates, Inc.) a Washington-based commercial real estate brokerage and property management firm. Mr. Smith is a graduate of the Catholic University of America. He is a member of the District of Columbia Building Industry Association and the Urban Land Institute.

Michael H. Comer	41	Senior Vice President, Chief Accounting Officer
Michael H. Comer served as the Company’s Vice President and Chief Accounting Officer since August 2003 and was elected Senior Vice President in February 2005. Prior to joining the Company, Mr. Comer was Controller at Washington Real Estate Investment Trust (WRIT), a Washington, D.C.-based, diversified real estate investment trust, where from 1999 to 2003 he was responsible for overseeing the Company’s accounting operations and its internal and external financial reporting. Prior to his tenure at WRIT, he was a manager in corporate accounting at The Federal Home Loan Mortgage Corp., and, prior to that position, was with KPMG LLP in Washington, D.C. where he performed audit, consultation and advisory services from 1990 to 1994. He is a CPA and a graduate of the University of Maryland where he received a Bachelor of Science in Accounting. Mr. Comer is a member of the American Institute of Certified Public Accountants and a member of the National Association of Real Estate Investment Trusts.

Timothy M. Zulick	43	Senior Vice President, Leasing
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
The Company’s Market
     Ownership of industrial and flex properties in the southern Mid-Atlantic region is highly fragmented. According to a report by Delta Associates, a real estate market research firm, the southern Mid-Atlantic region contains approximately 475 million square feet of industrial and flex property, which the Company estimates has an aggregate fair market value of more than $40 billion based on its knowledge of comparable per square foot sale prices of these property classes in this region. According to CoStar Group, these properties are owned by hundreds of different owners, ranging from large institutional investors to small investors and owner/occupants, with no single owner holding a significant share of the property market. For example, in the Washington, D.C. metropolitan area, First Potomac has become the largest owner of industrial and flex property with 2.9% of the market by square footage.
     The Washington, D.C. metropolitan area has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. metropolitan area also boasts one of the most stable economies in the country, primarily attributable to the presence of the U.S. Government and the private contractors that service the U.S. Government. The private sector is supported by the procurement spending of the U.S. Government, which has enhanced the area’s technology industry and tempered the negative impact of national economic cycles. The Washington, D.C. area is the country’s eighth largest metropolitan area in population and seventh in jobs according to the U.S. Department of Labor, and fourth in economic output according to the U.S. Conference of Mayors.

     The Company’s other primary markets are Norfolk, Virginia, Baltimore, Maryland and Richmond, Virginia. Norfolk is home to the largest military station in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. In addition, the Norfolk port is the second busiest port, in terms of container volume, on the East Coast of the United States. The Baltimore metropolitan area, with approximately 200 million square feet of industrial space, has recently strengthened its position as a major trade and distribution center with strong employment growth in wholesale and retail trade. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants.
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
Environmental Matters
     Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken. These costs may be substantial, and can exceed the value of the property. The presence of contamination or the failure to properly remediate contamination on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment on a property.
     Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of the regulations. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials.
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

     In 1991, it was discovered that portions of the soil and groundwater under the Newington Business Park Center in Lorton, Virginia (“Site”) had been affected by one or more leaking underground storage tanks from an adjacent property owned by a third-party and operated by Waste Management of Virginia, Inc. The Virginia Department of Environmental Quality (DEQ), ordered the third-party to cleanup the petroleum-based free product (gasoline range petroleum hydrocarbons) on the adjacent property and the Site. A treatment system was designed to capture and monitor the contamination from both the adjacent property and the Site. The case was closed by the DEQ after risk-based levels of contamination were contained, but re-opened when free petroleum product was again found on top of the groundwater under the Site. The third-party owner paid for further removal of free petroleum product directly from two groundwater wells at the Site. In August 2004, the DEQ requested that three additional monitoring wells be installed on the Site because free petroleum product continued to be present in two of the monitoring wells. The three new monitoring wells were installed by Waste Management of Virginia, Inc. and sampling revealed no free petroleum product in those wells. However, free petroleum product was observed in 2005 in the two older wells. As a result of the presence of free petroleum product, Waste Management submitted a Corrective Action Plan to the DEQ, which was approved. The plan requires periodic free product recovery from the impacted wells and annual groundwater quality sampling and analysis of four down gradient wells. The January 2007 product gauging and recovery was the first sampling that did not identify observable free product on the groundwater table. A total of four consecutive events exhibiting no observable free product are required for closure by DEQ. Groundwater monitoring and product gauging and recovery continue at the site. The Company believes that liability for future cleanup, if any, of this subsurface contamination will be imposed on the third-party owner and not the Company.
Employees
     The Company had 119 employees as of March 2, 2007. The Company believes relations with its employees are good.
Availability of Reports Filed with the Securities and Exchange Commission
     A copy of this Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on its Internet website (www.first-potomac.com). All of these reports are made available on the Company’s web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The Company’s Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Trustees are also available on the Company’s web site at www.first-potomac.com, and are available in print to any shareholder upon request in writing to First Potomac Realty Trust, c/o Investor Relations, 7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814. The information on the Company’s web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing it makes with the SEC.

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
     The U.S. Government accounts for 9.4% of our annualized base rent as of December 31, 2006. On July 31, 2002, the United States Department of Defense issued the Unified Facilities Criteria (“UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from our inability to comply with the UFC standards or for any other reason or the loss of a future significant tenant would have an adverse effect on our financial results and the value of our affected properties. A reduction or elimination of rent from the U.S. Government or other significant tenants would reduce our cash flow and adversely affect our ability to make distributions to our shareholders.
     Our debt level may have a negative impact on our ability to make distributions to our shareholders and pursue our business plan.
     We have incurred indebtedness in connection with the acquisition of our properties, and we will incur new indebtedness in the future in connection with our acquisition, development and operating activities.

     Our use of debt financing creates risks, including risks that:
▪	that our cash flow will be insufficient to make required payments of principal and interest;

▪	that we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

▪	that required debt payments will not be reduced if the economic performance of any property declines;

▪	that debt service obligations will reduce funds available for distribution to our shareholders and funds available for acquisitions;

▪	that most of our secured debt obligations require the lender to be made whole to the extent we decide to pay off the debt prior to the maturity date; and

▪	that any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure.
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
     We have a revolving credit facility that bears interest at a variable rate on any amounts drawn on the facility. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our shareholders.
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
     Over the last few years, we have focused our efforts on the acquisition and redevelopment of industrial and flex properties. During 2006, we began development activities at five of our properties. We intend to continue to acquire and develop industrial and flex properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our estimated return on investment proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we have acquired properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

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
     Development and construction risks could adversely affect our profitability.
     Our renovation, redevelopment, development and related construction activities may subject us to the following risks:
▪	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects.

▪	we may incur construction costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate.

▪	we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities.

▪	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.
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
     We may make selected acquisitions outside our current geographic market from time to time as appropriate opportunities arise. Our historical experience is in the southern Mid-Atlantic region, and we may not be able to operate successfully in other market areas. We may be exposed to a variety of risks if we choose to enter new markets. These risks include:
▪	a lack of market knowledge and understanding of the local economies;

▪	an inability to identify promising acquisition or development opportunities;

▪	an inability to obtain construction trades people; and

▪	an unfamiliarity with local government and permitting procedures.
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
     Current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations. Moreover, the terms of a renewal or new lease may be less favorable than the current lease terms. Any of these factors could cause a decline in lease revenue, which would have a negative impact on our profitability.
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
     We may make investments through partnerships, limited liability companies or joint ventures in the future. Partnership, limited liability company or joint venture investments may involve various risks, including the following:
▪	our partners, co-members or joint venturers might become bankrupt (in which event we and any other remaining general partners or joint venturers would generally remain liable for the liabilities of the partnership or joint venture);

▪	our partners, co-members or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

▪	our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

▪	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.
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
     Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli. In particular, the extent and nature of the relationships that Mr. Donatelli has developed in the real estate community in our markets is critically important to the success of our business. Although we have an employment agreement with Mr. Donatelli and other key executive officers, there is no guarantee that Mr. Donatelli will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Donatelli, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our common shares.
     The chairman of our board of trustees, Louis T. Donatelli, and certain other of our trustees may have conflicts of interest with our Company.
     Our chairman, Louis T. Donatelli, has other business interests that may hinder his ability to spend adequate time on our business. Mr. Donatelli is also Chairman of Donatelli Development, Inc. (formerly Donatelli & Klein, Inc), a real estate development investment firm that focuses on the Washington, D.C. area. Mr. Donatelli continues to provide services to Donatelli Development, Inc. In addition, Mr. Donatelli may own industrial or flex property outside of the Company’s specific geographic area of operation.
     One of the Company’s trustees, Terry L. Stevens, currently serves as Vice President and Chief Financial Officer of Highwoods Properties, Inc., a fully integrated, North Carolina-based REIT that owns, leases, manages, develops, and constructs office, industrial and retail properties, some of which are located in our target markets. As a result, conflicts may arise when the Company and Highwoods Properties, Inc. compete in the same markets for properties, tenants, personnel and other services.
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
     Maryland law provides that a trustee has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our amended and restated declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law. In addition, our declaration of trust limits the liability of our trustees and officers for money damages, except for liability resulting from:
▪	actual receipt of an improper benefit or profit in money, property or services; or

▪	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.
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
     Our declaration of trust permits our board of trustees to issue up to 50,000,000 preferred shares, issuable in one or more classes or series. Our board of trustees may increase the number of preferred shares authorized by our declaration of trust without shareholder approval. Our board of trustees may also classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, to participate in earnings and to convert into securities) of any such preferred shares, which rights may be superior to those of our common shares. Thus, our board of trustees could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.
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
     Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification and distributions, are determined by our board of trustees. Although we have no present intention to do so, our board of trustees may amend or revise these and other policies from time to time without a vote of our shareholders. Accordingly, our shareholders have limited control over changes in our policies.
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

     The Maryland Business Combination Act restricts mergers and other business combinations between our Company and an interested shareholder. An “interested shareholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. Additionally, the “control shares” provisions of the Maryland General Corporation Law, or MGCL, are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. Our amended and restated declaration of trust and/or bylaws, provide that we are not bound by the Maryland Business Combination Act or the control share acquisition statute. However, in the case of the control share acquisition statute, our board of trustees may opt to make this statute applicable to us at any time, and may do so on a retroactive basis.
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
     Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:
▪	adverse changes in national and local economic and market conditions;

▪	changes in interest rates and in the availability, cost and terms of debt financing;

▪	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

▪	the ongoing need for capital improvements, particularly in older buildings;

▪	changes in operating expenses; and

▪	civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

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
     Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:
▪	our knowledge of the contamination;

▪	the timing of the contamination;

▪	the cause of the contamination; or

▪	the party responsible for the contamination of the property.
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
     The Company’s properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
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
     All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under our leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to make distributions to our shareholders.
     An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.
     Under the terms and conditions of the leases currently in force on our properties, our tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. Our largest tenant, the federal government, is not required to maintain property insurance at all. We have obtained comprehensive liability, casualty, flood and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders.
     Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect any market on which our securities trade, the markets in which we operate, our operations and our profitability.
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
     Moreover, even if we maintain our status as a REIT, any net income of a taxable REIT subsidiaries owned by our Operating Partnership would be subject to federal, state and local income taxes at regular corporate rates.
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
     We believe First Potomac Management, Inc., a Delaware S corporation and subsidiary of the Company, (“FPM, Inc.”) qualified as an S corporation for federal and state income tax purposes from the time of its incorporation in 1997. However, the Company may be responsible for any entity level taxes due if FPM, Inc. did not qualify as an S corporation at any time. FPM, Inc. shareholders have severally indemnified the Company against any such loss, however, in the event one or more of the shareholders is unable to fulfill its indemnification obligation, the Company may not be reimbursed for a portion of the taxes.
Risks Related to an Investment in Our Common Shares
     Our common shares trade in a limited market which could hinder your ability to sell our common shares.
     Our equity market capitalization places us at the low end of market capitalization among all REITs. Because of our small market capitalization, many of our investors are individuals. Our common shares experience relatively, limited trading volume; many investors may not be interested in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having a limited market. Any substantial sale of our common shares could have a material adverse effect on the market price of our common shares.
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
     The vesting of equity based compensation awards upon achievement of certain performance measures may result in unanticipated charges that could impact our operating results.
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
     The Company cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares, including up to approximately 1.6 million common shares issuable upon (i) the redemption of units of our Operating Partnership, and (ii) exercise of options, or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares and impede our ability to raise capital.
     The Company also may issue from time to time additional common shares or preferred shares or units of our Operating Partnership in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of securities or the perception that these sales could occur may adversely affect the prevailing market price for our securities. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of December 31, 2006, the Company owned in fee simple the following 65 properties totaling approximately 10.4 million square feet:

					Leased at
			Year of	Square	December 31,
Property	Property Type	Location	Acquisition	Footage	2006[1]
13129 Airpark Road	Multi-tenant industrial	Culpeper, VA	1997	149,795	100.0%
Plaza 500	Multi-tenant industrial	Alexandria, VA	1997	507,019	96.1%
Van Buren Business Park	Flex	Herndon, VA	1997	109,310	93.2%
Tech Court	Flex	Chantilly, VA	1998	64,064	77.0%
Crossways Commerce Center I	Multi-tenant industrial	Chesapeake, VA	1999	348,615	95.5%
Crossways Commerce Center II	Flex	Chesapeake, VA	1999	147,736	100.0%
Coast Guard Building	Flex	Chesapeake, VA	1999	61,992	100.0%
Newington Business Park Center	Multi-tenant industrial	Lorton, VA	1999	254,242	92.2%
Greenbrier Technology Center II	Flex	Chesapeake, VA	2002	79,684	99.0%
Norfolk Business Center	Flex	Norfolk, VA	2002	90,682	97.6%
Rumsey Center	Flex	Columbia, MD	2002	134,344	86.4%
Snowden Center	Flex	Columbia, MD	2002	140,186	89.8%
Virginia Center	Flex	Glen Allen, VA	2003	118,884	95.9%
Interstate Plaza	Single-tenant industrial	Alexandria, VA	2003	107,320	100.0%
Alexandria Corporate Park	Multi-tenant industrial	Alexandria, VA	2003	278,130	81.9%
Herndon Corporate Center	Flex	Herndon, VA	2004	127,246	96.3%
Aquia Commerce Center I & II	Flex	Stafford, VA	2004	64,488	100.0%
6900 English Muffin Way	Multi-tenant industrial	Frederick, MD	2004	165,690	100.0%
Deer Park	Flex	Randallstown, MD	2004	171,140	80.8%
Gateway Center	Flex	Gaithersburg, MD	2004	44,307	96.5%
Gateway West	Flex	Westminster, MD	2004	110,107	79.7%
4451 Georgia Pacific Boulevard	Multi-tenant industrial	Frederick, MD	2004	169,750	100.0%
20270 Goldenrod Lane	Flex	Germantown, MD	2004	24,468	96.1%
Girard Business Center	Flex	Gaithersburg, MD	2004	123,900	85.5%
Girard Place	Flex	Gaithersburg, MD	2004	175,217	100.0%
Old Courthouse Square	Retail	Martinsburg, WV	2004	201,350	96.6%
Patrick Center	Office	Frederick, MD	2004	66,706	88.4%
15 Worman’s Mill Court	Flex	Frederick, MD	2004	39,966	100.0%
7561 Lindbergh Drive	Single-tenant industrial	Gaithersburg, MD	2004	36,000	100.0%
West Park	Office	Frederick, MD	2004	28,950	93.4%
Woodlands Business Center	Office	Largo, MD	2004	37,940	60.1%
Airpark Place	Flex	Gaithersburg, MD	2004	82,178	75.1%
15395 John Marshall Highway	Single-tenant industrial	Haymarket, VA	2004	123,777	100.0%
Crossways II	Flex	Chesapeake, VA	2004	85,004	100.0%
Norfolk Commerce Park II	Flex	Norfolk, VA	2004	128,147	100.0%
Windsor at Battlefield	Flex	Manassas, VA	2004	154,226	83.1%
4612 Navistar Drive	Single-tenant industrial	Frederick, MD	2004	215,085	100.0%
Campus at Metro Park North	Flex	Rockville, MD	2004	190,238	100.0%
Reston Business Campus	Flex	Reston, VA	2005	82,469	94.0%
1400 Cavalier Boulevard	Multi-tenant industrial	Chesapeake, VA	2005	299,963	100.0%
Enterprise Center	Flex	Chantilly, VA	2005	188,941	81.9%
Glenn Dale Business Center	Multi-tenant industrial	Glenn Dale, MD	2005	315,191	99.2%
Gateway Centre	Flex	Manassas, VA	2005	99,607	86.1%
1434 Crossways Boulevard	Office	Chesapeake, VA	2005	220,501	100.0%
Gateway Hampton Roads	Multi-tenant industrial	Hampton, VA	2005	421,100	9.5%
403/405 Glenn Drive	Flex	Sterling, VA	2005	197,201	80.9%
Diamond Hill Distribution Center	Multi-tenant industrial	Chesapeake, VA	2005	712,550	90.2%
Linden Business Center	Flex	Manassas, VA	2005	108,237	90.4%
Owings Mills Business Center	Flex	Owings Mills, MD	2005	87,148	100.0%
Prosperity Business Center	Multi-tenant industrial	Merrifield, VA	2005	71,572	92.5%
1000 Lucas Way	Flex	Hampton, VA	2005	182,175	91.5%
River’s Bend Center	Multi-tenant industrial	Chester, VA	2006	492,200	93.2%
Northridge I, II	Multi-tenant industrial	Ashland, VA	2006	140,390	100.0%
Crossways I	Flex	Chesapeake, VA	2006	143,398	85.1%
Sterling Park Business Center	Flex	Sterling, VA	2006	127,859	83.2%
1408 Stephanie Way	Flex	Chesapeake, VA	2006	51,209	64.6%
Airpark Business Center	Flex	Richmond, VA	2006	42,142	62.4%
Chesterfield Business Center	Flex	Richmond, VA	2006	189,871	93.7%
Hanover Business Center	Flex	Ashland, VA	2006	183,546	97.5%
Gateway 270 West	Flex	Clarksburg, MD	2006	255,460	57.0%
Davis Drive	Flex	Sterling, VA	2006	52,581	70.7%
Indian Creek Court	Multi-tenant industrial	Beltsville, MD	2006	185,496	84.2%
Gateway II	Flex	Norfolk, VA	2006	42,429	100.0%
Owings Mills Commerce Center	Flex	Owings Mills, MD	2006	132,765	82.9%
Park Central	Flex	Richmond, VA	2006	204,280	78.1%

TOTAL				10,388,164	88.0%

[1]	Leased percentages includes ten leases totaling 189,270 square feet executed as of December 31, 2006 that commence in the first half of 2007.

     Our principal executive offices are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. The Company leases approximately 18,000 square feet at this location and believes this space is sufficient to meet our current needs. We have five other offices for our property management operations, which occupy 23,000 square feet within properties we own.
ITEM 3. LEGAL PROCEEDINGS
     As of December 31, 2006, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s common shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company’s common shares began trading on the New York Stock Exchange upon the closing of the initial public offering in October 2003. As of December 31, 2006, there were 42 shareholders of record and an estimated 10,286 beneficial owners.
     The following table sets forth the high and low sales prices for the Company’s common shares and the dividends paid per share for 2006 and for 2005.

	Price Range		Dividends
2006	High	Low	Per Share
Fourth Quarter	$31.71	$27.80	$0.310
Third Quarter	31.30	26.99	0.310
Second Quarter	29.79	25.57	0.310
First Quarter	30.55	26.29	0.310

	Price Range		Dividends
2005	High	Low	Per Share
Fourth Quarter	$28.04	$23.87	$0.300
Third Quarter	27.22	24.25	0.290
Second Quarter	25.35	21.77	0.275
First Quarter	24.34	20.85	0.260
     The Company will pay future distributions at the discretion of our board of trustees. The Company’s ability to make cash distributions in the future will be dependent upon (i) the income and cash flow generated from Company operations, (ii) cash generated or used by the Company’s financing and investing activities and (iii) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the board of trustees deems relevant. The Company’s ability to make cash distributions will also be limited by the terms of our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
     A total of 1,560,800 equity securities have been authorized under the Company’s equity compensation plan. The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no equity compensation plans that were not approved by its security holders.

	Number of Securities to be		Number of Securities
	Issued upon Exercise of	Weighted-Average Exercise	Remaining Available for Future
	Outstanding Options, Warrants	Price of Outstanding Options,	Issuance Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plan
Equity compensation plans approved by security holders	588,283	$17.73	693,678
Equity compensation plans not approved by security holders	—	—	—

Total	588,283	$17.73	693,678

     The Company has not sold any unregistered equity securities or purchased any of its registered equity securities in the twelve months ended December 31, 2006. During 2006, 462,135 Operating Partnership units were redeemed for 462,135 common shares valued at $6.8 million and 1,000 Operating Partnership units were acquired for $31 thousand, in cash, resulting in 940,654 Operating Partnership units outstanding as of December 31, 2006.
Performance Graph
     The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period October 23, 2003, the date of the Company’s initial public offering, through December 31, 2006 assuming the investment of $100 at our initial public offing price of $15.00 per share on October 23, 2003 and the reinvestment of dividends. The performance reflected in the graph is not necessarily indicative of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
OCTOBER 23, 2003 THROUGH DECEMBER 31, 2006
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)

	10/23/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
First Potomac Realty Trust	$100.00	$124.93	$157.81	$193.12	$203.79
MSCI US REIT Index (RMS)	$100.00	$107.53	$141.38	$158.53	$217.40
S&P 500	$100.00	$107.92	$117.62	$121.15	$137.04
     We cannot assure you that our share performance will continue into the future with the same or similar trends depicted in the above graph. We will not make or endorse any predictions as to our future share performance.
     The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference and shall not be deemed filed under those acts.

ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected financial information of the Company and its subsidiaries. The financial information has been derived from the consolidated balance sheets and statements of operations of the Company and the combined balance sheets and statements of operations of the First Potomac Predecessor, the designation for the entities comprising the Company’s historical operations prior to the closing of the initial public offering. The First Potomac Predecessor’s historical operations include the activities of the Operating Partnership, First Potomac Realty Investment Trust, Inc. (the predecessor general partner of the Operating Partnership) and First Potomac Management, Inc. (the entity that formerly managed our properties for the periods prior to October 28, 2003, the date of completion of our initial public offering).
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2006	2005	2004	2003	2002
Operating Data:
Rental revenue and tenant reimbursements	$104,536	$76,438	$40,958	$17,221	$10,433

Income (loss) from continuing operations	$2,566	$1,139	$163	$(10,590)	$(6,543)
Income from discontinued operations	7,465	211	2,467	447	417

Net income (loss)	$10,031	$1,350	$2,630	$(10,143)	$(6,126)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.12	$0.07	$0.02	$(0.74)[1]	$—
Income from discontinued operations	0.34	0.01	0.21	0.01	—

Net income (loss) per share	$0.46	$0.08	$0.23	$(0.73)[1]	$—

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.11	$0.07	$0.02	$(0.74)[1]	$—
Income from discontinued operations	0.34	0.01	0.21	0.01	—

Net income (loss) per share	$0.45	$0.08	$0.23	$(0.73)[1]	$—

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$994,567	$727,763	$510,076	$244,148	$126,592
Mortgage loans and other debt	588,627	396,265	298,719	127,840	123,938
Shareholders’ equity and partners’ capital	363,586	289,331	177,693	92,132	(1,324)

Cash dividends paid per share	$1.240	$1.125	$0.740	$—	$—

[1]	Loss per share from continuing operations for 2003 is calculated based upon the loss incurred subsequent to the closing of the initial public offering on October 28, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust.
Significant 2006 Developments
     During 2006, we completed the following:
▪	Acquired 14 properties totaling 2.2 million square feet at a contractual purchase price of $233 million;

▪	Increased our total portfolio to over 10 million square feet;

▪	Sold 6600 Business Parkway in Elkridge, Maryland for $15.4 million (proceeds were reinvested through like-kind exchanges);

▪	Raised $90 million through a private offering of 3,450,000 common shares at a price of $27.46 per share;

▪	Issued $125 million of 4.00% Exchangeable Senior Notes for proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance, resulting in an effective interest rate of 4.45%. Under certain circumstances, these notes may be exchanged for the Company’s common shares, cash, or a combination of both;

▪	Completed a private placement of unsecured Senior Notes totaling $75 million. The placement was comprised of $37.5 million in 7-year Series A Senior Notes bearing a fixed interest rate of 6.41% and $37.5 million in 10-year Series B Senior Notes bearing a fixed interest rate of 6.55%; and

▪	Entered into an amended and restated unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100 to $125 million with the potential to increase the size of the facility to up to $225 million.
     Total assets at December 31, 2006 were $994.6 million compared to $727.8 million at December 31, 2005.
Development Activity
     During 2006, the Company commenced development of several parcels of land including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct flex and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction.
     As of December 31, 2006, the Company had incurred qualifying development expenditures for the properties noted below:
▪	John Marshall Highway — a 112,305 square-foot warehouse addition/expansion is approximately two-thirds complete and fully pre-leased to the existing property’s current sole tenant. Development costs of $6.2 million incurred through December 31, 2006, include architectural design, site and building engineering, site work, concrete construction, steel, roofing, doors, mechanical, electrical and plumbing activities. The total estimated cost of the addition is $8.5 million. The Company anticipates placing this asset in service in the second quarter of 2007;

▪	Sterling Park Business Center – a 60,000 square-foot flex office building is expected to break ground in late 2007. The Company began development efforts on approximately 25% of the total developable land. Development costs of $0.5 million incurred through December 31, 2006, include master planning design, site planning, geotechnical and wetland studies, architectural design, site and building engineering and access road completion expenditures. The total estimated cost of the addition is $9.7 million. The Company anticipates completing the initial development of this multi-year project in the second quarter of 2008;

▪	1400 Cavalier Boulevard – a 96,000 square-foot warehouse building broke ground in February 2007. The initial development cost of $0.1 million incurred through December 31, 2006, include architectural design, site and building engineering, site planning and permitting. The total estimated cost of the addition is $5.9 million. The Company anticipates placing this asset in service in the fourth quarter of 2007;

▪	Crossways Commerce Center I — a 46,000 square-foot office building addition broke ground in February 2007. The development costs of $0.1 million incurred through December 31, 2006, include architectural design, site and building engineering and site planning. The total estimated cost of the addition is $5.4 million. The Company has an executed lease for 15,000 square feet of space at the building and anticipates placing this asset in service in the fourth quarter of 2007; and

▪	Snowden Center – a 4,500 square-foot new retail building is planned to break ground in April 2007. Development costs of $0.1 million were incurred through December 31, 2006, and the total estimated cost of the addition is $1 million. The Company anticipates placing this asset in service in the fourth quarter of 2007.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectibility of accounts receivable, impairment of long-lived assets and purchase accounting for acquisitions of real estate.
     The following section is a summary of certain aspects of these critical accounting policies.
Revenue Recognition
     Rental revenue under leases with scheduled rent increases or rent abatements is recognized using the straight-line method over the term of the leases. Accrued straight-line rents included in the Company’s consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over contractual rent under applicable lease provisions. The Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of the Company’s property operating expenses and real estate taxes. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized on the date of termination when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants.
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
     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale and will cease recording depreciation when our Board of Trustees has approved a plan of disposal, an active program to complete the plan to sell has been initiated, including active marketing of the property, and the asset is available for immediate sale in its present condition. If these criteria are met, the Company will record an impairment loss if the fair value reduced by selling costs is lower than the carrying amount of the building. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.
     During May 2006 and November 2004, the Company sold its properties located at 6600 Business Parkway and 6251 Ammendale Road, respectively. As a result, operating results and the gains on disposal for these assets are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had no continuing involvement with the properties subsequent to their disposal.
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Fair value of the real estate acquired is determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis is allocated as follows:
▪	value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred and leasing commissions;

▪	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts including amounts related to the reimbursement of fixed operating costs and market rents over the remaining non-cancelable lease terms, ranging from one to twenty-one years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Stock Compensation
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

Results of Operations
     Comparison of the Years Ended December 31, 2006, 2005 and 2004
     The Company completed acquisitions totaling $746 million during the three years ended December 31, 2006 and owned 65, 52 and 39 properties at December 31, 2006, 2005 and 2004, respectively. The results of operations for the year ended December 31, 2004 represented the Company’s initial full year of earnings and results subsequent to its initial public offering completed in the fourth quarter of 2003. Operating results period over period are significantly affected by the volume and timing of acquisitions.
     Outlined below is a summary of properties acquired during each of the years being compared:
     2006 Acquisitions
     The Company acquired the following 14 properties at an aggregate purchase cost of $238 million during 2006: River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270 West, Davis Drive, Indian Creek Court, Gateway II, Owings Mills Commerce Center and Park Central. Collectively, the properties are referred to as the “2006 Acquisitions.”
     2005 Acquisitions
     The Company acquired the following 13 properties at an aggregate purchase cost of $225 million during 2005: Reston Business Campus, 1400 Cavalier Boulevard, Enterprise Center, Glenn Dale Business Center, Gateway Centre, 1434 Crossways Boulevard, 2000 Gateway Boulevard, 403/405 Glenn Drive, Diamond Hill Distribution Center, Linden Business Center, Prosperity Business Center, Owings Mills Business Center and 1000 Lucas Way. Collectively, the properties are referred to as the “2005 Acquisitions.”
     2004 Acquisitions
     The Company acquired the following 23 properties at an aggregate purchase cost of $283 million during 2004: Herndon Corporate Center, Aquia Commerce Center I & II, Deer Park, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific Boulevard, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park, Woodlands Business Center, Airpark Place Business Center, 15395 John Marshall Highway, Norfolk Commerce Park II, Crossways II, Windsor at Battlefield, 4612 Navistar Drive and Campus at Metro Park North. Collectively, the properties are referred to as the “2004 Acquisitions.”
     The balance of the portfolio is referred to as the “Remaining Portfolio”.
     Total Revenues
     Revenue is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Increase	Change
Rental	$87,534	$64,322	$23,212	36%	$64,322	$35,519	$28,803	81%
Tenant reimbursements & other	$17,002	$12,116	$4,886	40%	$12,116	$5,439	$6,677	123%
     Rental Revenue
     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and the amortization of above and below market leases. Rental revenue increased $23.2 million in 2006 as compared to 2005 primarily due to recognizing a full year of operations for the 2005 Acquisitions, which contributed $12.3 million in additional rental revenue to the portfolio in 2006 compared to 2005. Also, the 2006 Acquisitions contributed rental revenue of $10.1 million during 2006. The remaining increase in rental revenue can be attributed to an increase in rental rates, as the average rental rates on new and renewal leases increased 19.3% and 6.7%, respectively, during 2006.

     The Company’s portfolio occupancy was 88.0% at December 31, 2006 compared to 89.3% at December 31, 2005. The change in occupancy can be primarily attributed to the 2006 Acquisitions having vacancy rates in excess of our existing portfolio, such as Gateway 270 West and 1408 Stephanie Way, which were 54.3% leased and fully vacant, respectively, at acquisition and 57.0% and 64.6% leased, respectively, at December 31, 2006.
     Rental revenue increased $28.8 million in 2005 as compared to 2004, primarily due to the result of recognizing a full year of operations for the 2004 Acquisitions, which contributed $18.9 million in additional rental revenue in 2005 compared to 2004. In addition, the 2005 Acquisitions generated rental revenue of $8.5 million in 2005. The remaining portfolio contributed to the additional increase in rental revenue as a result of increased occupancy at several properties and higher rental rates. During 2005, average rental rates on new and renewal leases increased 7.9% and 4.8%, respectively, over existing leases.
     Tenant Reimbursement and Other Revenues
     Tenant reimbursement revenue includes operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $4.9 million from 2006 to 2005, primarily due to the recognition of a full year of operations for the 2005 Acquisitions, which resulted in $2.9 million of additional tenant reimbursement revenue during 2006. The increase can also be attributed to the 2006 Acquisitions, which contributed $1.9 million in tenant reimbursement revenue.
     Tenant reimbursements and other revenues increased $6.7 million from 2005 to 2004, primarily due to the recognition of a full year of operations for the 2004 Acquisitions. These acquisitions resulted in $3.7 million of additional tenant reimbursement revenue during 2005. In addition, the 2005 Acquisitions contributed $1.8 million in tenant reimbursement revenue in 2005. Termination fee income of $1.4 million was recognized during 2005 resulting in an increase of $1.3 million in termination fee income compared to 2004. The termination fee income was primarily attributable to two tenants that leased approximately 41,000 square feet with whom the Company negotiated lease terminations. In 2006, the Company leased approximately 16,000 of the 41,000 square feet at a higher rental rate.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Increase	Change
Property operating expenses	$20,193	$13,477	$6,716	50%	$13,477	$7,495	$5,982	80%
Real estate taxes and insurance	$9,026	$6,440	$2,586	40%	$6,440	$3,736	$2,704	72%
     Property Expenses
     The $6.7 million increase in property operating expense in 2006 as compared to 2005 is primarily the result of recognizing a full year of operating expenses for the 2005 Acquisitions and the partial-year impact of the 2006 Acquisitions, which contributed $3.6 million and $2.1 million, respectively, in additional property expenses during 2006. A portion of the balance of the increase in overall operating expenses was driven in part by increased utility costs on the Remaining Portfolio in 2006 as compared to 2005, primarily due to higher electrical rates and usage. The impact of deregulation of utilities for our Maryland properties in particular also resulted in higher comparative utility costs in 2006 as compared to 2005. The Company entered into utility contracts, which became effective in the fourth quarter of 2006, that provide for fixed utility rates, thus minimizing future rate fluctuation impacts.

     The $6.0 million increase in property operating expense in 2005 as compared to 2004 is primarily the result of recognizing a full year of operating expenses for the 2004 Acquisitions and the partial-year impact of the 2005 Acquisitions, which contributed $4.0 million and $1.8 million, respectively, in additional property operating expense in 2005 compared to 2004. Occupancy in 2005, excluding the effects of 2000 Gateway Boulevard, a 421,100 square foot properly acquired in 2005 while fully vacant, trended at a higher average rate compared to 2004. This contributed to higher variable operating costs throughout 2005, including increased administrative and overhead costs, repairs and maintenance expense that were generally anticipated at acquisition on many of our properties and higher utility costs.
     Real Estate Taxes and Insurance
     Real estate taxes and insurance increased $2.6 million during 2006 compared to 2005, due primarily to $1.4 million in additional real estate taxes and insurance costs in 2006 for the 2005 Acquisitions. The remaining increase is largely attributable to the 2006 Acquisitions, which incurred $1.2 million of real estate taxes and insurance costs during 2006.
     The $2.7 million increase in real estate taxes and insurance during 2005 compared to 2004, is due primarily to $1.9 million in real estate taxes and insurance costs for the 2004 Acquisitions. The remaining increase is largely attributable to the 2005 Acquisitions, which incurred $0.9 million of real estate taxes and insurance costs during 2005. The Company’s increased portfolio size distributed risk within the overall portfolio creating economies of scale that, in turn, resulted in lower insurance premiums and insurance expense during 2005 within the Remaining Portfolio, which partially offsets the increases from the 2005 and 2004 Acquisitions.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Increase	Change
	$9,832	$7,940	$1,892	24%	$7,940	$4,702	$3,238	69%
     General and administrative expenses increased in 2006 from 2005, primarily due to share-based compensation expense. Expense was accelerated due to the vesting of a portion of restricted shares awarded in 2005, as certain market based performance measures were achieved in 2006. The adoption of SFAS No. 123R, Share-Based Payment, in 2006 further resulted in an increase in expense associated with stock options as well as increased expense from nonvested share awards due to the issuance of additional restricted share awards in 2006 and expense recognition using a derived service period and fair value for awards based on market conditions rather than contractual life of the award. As a result, share-based compensation expense increased $1.3 million in 2006 as compared to 2005. The balance of the difference resulted primarily from higher rent expense and increased personnel costs in 2006 as compared to 2005.
     General and administrative expenses increased $3.2 million during 2005 compared to 2004 primarily due to increased personnel resulting in higher compensation and benefits-related expenses. The number of employees of the Company increased to 86 at December 31, 2005, compared to 44 at December 31, 2004, many of whom are included in corporate overhead. The relocation of the Company’s corporate office in August 2005, also resulted in higher rent expense in 2005. These increases were partially offset by a decline in professional fees in 2005, as lower accounting, legal and consulting fees were incurred.
     Depreciation and amortization expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Increase	Change
	$34,536	$24,751	$9,785	40%	$24,751	$13,216	$11,535	87%
     Depreciation and amortization expense includes depreciation of real estate assets, amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $9.8 million in 2006 from 2005 primarily due to depreciation and amortization expense from the 2006 and 2005 Acquisitions, which generated additional expense of $6.0 million and $5.8 million, respectively, in 2006. This was offset by lower expense of $1.6 million and $0.6 million on the 2004 Acquisitions and the Remaining Portfolio, respectively, due to lower depreciation costs as a result of certain acquired tenant improvements, in-place leases, leasing commissions and customer relations amortizing in full as lease terms reached maturity.

     Depreciation and amortization expense increased $11.5 million in 2005 from 2004 primarily due to depreciation and amortization expense from the 2004 Acquisitions, which increased by $8.6 million. Depreciation expense further increased $4.1 million during 2005 as a result of the 2005 Acquisitions. This was offset by lower depreciation and amortization expense on the Remaining Portfolio, primarily as a result of certain five-year personal property associated with the Company’s Remaining Portfolio fully depreciating during 2004.
     Other Expense
     Interest expense is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Increase	Change
	$28,500	$20,191	$8,309	41%	$20,191	$11,091	$9,100	82%
     Interest expense increased $8.3 million during 2006 from 2005 due largely to the issuance of additional debt in 2006 to fund acquisitions and development. During 2006, the Company completed a private placement of unsecured Senior Notes totaling $75.0 million, the proceeds of which were used to fund the purchase of several of the 2006 Acquisitions and repay outstanding debt. Also, the Company issued $125 million of Exchangeable Senior Notes for net proceeds of $122.2 million, net of discount. The outstanding balances on the two notes resulted in additional interest expense of $2.8 million in 2006. Further, interest expense increased $2.4 million and $0.7 million as a result of the mortgage debt assumed with the 2005 and 2006 Acquisitions, respectively. The increase in interest expense can also be attributed to higher average borrowings and higher average interest rates on the Company’s unsecured revolving credit facility, as proceeds from the facility were used to fund the 2006 Acquisitions. Weighted average borrowings on the unsecured revolving credit facility increased $13.9 million and the weighted average interest rate increased 1.5 percentage points, which resulted in $1.5 million of additional interest expense in 2006. The Company had no outstanding borrowings under the credit facility as of December 31, 2006. The increase in interest expense was partially offset by $0.3 million of capitalized interest related to development activity in 2006. No capitalized interest was recognized in 2005.
     Interest expense increased $9.1 million during 2005 from 2004 due largely to $4.9 million and $1.8 million of interest expense associated with mortgage debt assumed with the 2004 and 2005 Acquisitions, respectively. The Company assumed mortgage debt on acquisitions with fair values of $79.7 million in 2005 and $140.1 million in 2004. Interest expense for our variable rate borrowings on our unsecured revolving credit facility associated with the 2005 Acquisitions increased by $1.5 million as a result of higher average balances outstanding and higher short-term interest rates during 2005. The weighted average borrowings the facility increased $32 million and the weighted average interest rate increased 1.2 percentage points during 2005 compared to 2004.
     Interest and other income are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Decrease	Change
	$1,032	$137	$895	653%	$137	$214	$77	36%
     Interest income includes amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest income increased $0.9 million in 2006 primarily due to maintaining higher average cash balances and increased interest rates. The Company earned an interest rate of 5.00% on an average cash balance of $6.4 million during 2006, compared to 2.47% on an average cash balance of $1.6 million during 2005. During the first quarter of 2006, the Company received a $0.3 million settlement of a bankruptcy claim from a former tenant that vacated while under lease in 2003. This amount is included in other income. In addition, in 2006 the Company earned $0.2 million in sub-tenant rental revenue associated with the sub-lease of its former corporate offices from three sub-tenants.
     Interest income decreased $0.1 million in 2005 as compared to 2004 primarily due to maintaining lower average cash balances. The Company earned an interest rate of 2.47% on an average cash balance of $1.6 million during 2005, compared to 1.06% and $11.6 million during 2004.

     Loss on interest-rate lock agreement is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Change	Change
	$671	—	$671	—	—	—	—	—
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
     Loss on early retirement of debt is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Decrease	Change	2005	2004	Increase	Change
	$121	$2,546	$2,425	95%	$2,546	$753	$1,793	238%
     During the first quarter of 2006, the Company entered into a $50 million Term Loan Agreement with Key Bank, N.A. Proceeds from the loan were used to fund acquisitions and partially pay down the Company’s unsecured revolving credit facility. The Company paid off the Term Loan with proceeds from its Senior Notes. The early repayment resulted in a $0.1 million loss on early retirement of debt during 2006 due to the write-off of deferred financing costs.
     During 2005, the Company closed on a $100 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan was funded in two stages with proceeds from the first funding used to repay all of the Company’s floating rate mortgage debt and reduce the balance outstanding on its unsecured revolving credit facility. The Company incurred a $0.1 million charge associated with the write-off of unamortized financing costs on the debt retired. Proceeds from the second funding were used to satisfy the obligation under a mortgage loan maturing in December 2007 and bearing interest at 7.26%. The Company incurred a $2.8 million charge related to the costs associated with satisfying the obligation under this loan and writing off unamortized financing costs. Included in the charge was $0.3 million associated with the mortgage that encumbered 6600 Business Parkway, which was reclassified to income from discontinued operations. The Company terminated its secured credit facility during the fourth quarter of 2004 and wrote off $0.6 million in unamortized deferred financing costs. The remainder of the 2004 loss can be attributed to the write-off of unamortized debt costs associated with the January 2004 repayment of $7 million of the $22 million first mortgage loan encumbering the Rumsey Center and Snowden Center properties.
     Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Increase	Change
	$123	$91	$32	35%	$91	$16	$75	469%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. At December 31, 2006, 3.8% of the interests were owned by limited partners compared to 6.5% at December 31, 2005. The decrease in minority interest ownership in 2006 as compared to 2005 is attributable to the redemption of 463,135 Operating Partnership units in 2006 and the Company’s common stock offering of 3,450,000 common shares in July 2006. Minority interest expense increased in 2006 as a result of the increase in income from continuing operations, primarily driven by the impacts of the 2005 and 2006 Acquisitions.

     At December 31, 2005, 6.5% of the interests were owned by limited partners compared to 8.9% at December 31, 2004. The decrease in minority interest ownership in 2005 as compared to 2004 is primarily attributable to the Company’s common stock offerings of 2,050,000 and 3,450,000 common shares in March 2005 and October 2005, respectively, and 285,913 Operating Partnership units redeemed for common shares during 2005, all of which decreased the limited partners percentage ownership of the Operating Partnership. This was partially offset by the issuance of 300,429 Operating Partnership units for the Owings Mills Business Center and Prosperity Business Center acquisitions during 2005. Minority interest expense further increased in 2005 as a result of the increase in income from continuing operations.
     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(dollars in thousands)	2006	2005	Increase	Change	2005	2004	Decrease	Change
	$7,465	$211	$7,254	3438%	$211	$2,467	$2,256	91%
     During May 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland and recognized a gain on sale of $7.5 million. No properties were sold during 2005. In 2004, the Company sold 6251 Ammendale Road and recognized a gain on sale of $2.1 million. The Company has had no continuing involvement with the properties it has sold; therefore the operating results and the gains on sale from the two properties are classified as discontinued operations. Income from discontinued operations in 2005 represented the operating results of 6600 Business Parkway. The Company had not committed to a disposition plan nor had it disposed of any additional real estate as of December 31, 2006.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Years ended December 31,			Change
(dollars in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Cash and cash equivalents	$41,367	$3,356	$2,532	$38,011	$824
Cash provided by operating activities	35,942	25,012	13,596	10,930	11,416
Cash used in investing activities	(204,152)	(142,011)	(137,666)	(62,141)	(4,345)
Cash provided by financing activities	206,221	117,823	110,295	88,398	7,528
     Comparison of the Years Ended December 31, 2006 and 2005
     Net cash provided by operating activities increased $10.9 million in 2006. This increase was largely the result of an increase in operating income before depreciation and amortization from the 2006 and 2005 Acquisitions.
     Net cash used in investing activities increased $62.1 million in 2006 primarily as a result of funding the cash portion of the 2006 acquisitions, which were acquired for a total purchase price of $237.6 million, including mortgage debt assumed as part of the acquisitions with a total fair value of $37.5 million. In 2006, the Company received net proceeds of $15.4 million from the sale of 6600 Business Parkway. The Company had no property sales during 2005. The Company also commenced significant development activities on various development efforts through investing $5.4 million during 2006, largely in the John Marshall Highway addition and Sterling Park Business Center projects.
     Net cash provided by financing activities increased $88.4 million in 2006 from net proceeds on borrowings of $334.9 million incurred to finance acquisitions and repay outstanding debt, compared to net proceeds on borrowings of $286.9 million in 2005. The 2006 borrowings include proceeds from the $75 million and $125 million Senior Note issuances, with the remaining proceeds drawn on the revolving credit facility. The Company received net proceeds of $90 million from the July 2006 common share offering and repaid borrowings of $180.1 million in 2006 compared to offering proceeds received and repayment of borrowings of $124.0 million and $271.5 million, respectively, in 2005. The Company also purchased a capped call option for $7.6 million concurrent with the issuance of the $125 million Exchangeable Senior Notes in December 2006. Finally, the Company paid dividends to shareholders of $27.5 million compared to $19.0 million in 2005.

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
     Net cash used in investing activities increased $4.3 million in 2005 primarily as a result of funding the cash portion of the 2005 Acquisitions, which were acquired for a total purchase price of $225.1 million, including mortgage debt assumed as part of the acquisitions with a total fair value of $79.7 million and the issuance of Operating Partnership units valued at $7.7 million. The cash funding of 2005 Acquisitions was $6.0 million less than the cash funding of 2004 Acquisitions. This was offset by $8.2 million in cash received related to the sale of 6251 Ammendale Road in 2004. The Company also invested $4.8 million in capital and tenant improvement costs during the year ended December 31, 2005 compared to $3.0 million in 2004.
     Net cash provided by financing activities increased $7.5 million in 2005 due primarily to borrowings of $186.9 million under the Company’s credit facility incurred to finance the 2005 Acquisitions. The Company incurred additional mortgage debt of $100.0 million and had net proceeds of $124.0 million from offerings of 2,050,000 and 3,450,000 common shares that closed on March 31, 2005 and October 26, 2005, respectively. The borrowings and offerings proceeds were used to repay mortgage and credit facility debt, including prepayment charges, of $271.5 million. Additionally, the Company paid $2.3 million in financing costs during 2005 related to its mortgage and credit facility transactions. The Company paid dividends to shareholders and distributions to minority interests of $20.4 million and received proceeds from employee stock option exercises of $1.1 million.
     Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as the Company’s property operating revenues (rental income, tenant reimbursements and other income) less its property operating expenses (property expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results are presented without the inclusion of corporate-level expenses, as well as depreciation and amortization expense, and exclude termination fees as they are infrequent and can vary significantly period over period thus impacting trends and comparability. The Company eliminates its corporate-level expenses to arrive at the property level results, which it feels provides the investor with greater insight into the performance of its properties and useful information for evaluating the period over period operating performance of its portfolio. This presentation allows management and investors to distinguish whether growth or declines in Same Property NOI are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be combined with the results from the consolidated statements of operations to provide an accurate depiction of total Company performance. The Company eliminates depreciation and amortization, which is a property level expense, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor any insight into the operations of the property.

2006 Compared to 2005
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2006 compared to 2005:

	Years Ended December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Number of properties	38	38	—	—

Same property revenue
Rental	$56,649	$55,809	$840	1.5
Tenant reimbursement and other	10,292	8,999	1,293	14.4

Total same property revenue	66,941	64,808	2,133	3.3

Same property operating expenses
Property	12,642	11,637	1,005	8.6
Real estate taxes and other	5,513	5,540	(27)	(0.5)

Total same property operating expenses	18,155	17,177	978	5.7

Same property net operating income	$48,786	$47,631	$1,155	2.4

Reconciliation to net income
Same property net operating income	$48,786	$47,631
Acquisition property revenues	37,595	11,630
Acquisition property operating expenses	(11,064)	(2,740)
General and administrative expenses	(9,832)	(7,940)
Depreciation and amortization	(34,536)	(24,751)
Interest expense, net	(27,468)	(20,054)
Other expenses	(792)	(2,546)
Minority interests	(123)	(91)
Discontinued operations (1)	7,465	211

Net income	$10,031	$1,350

	Occupancy at Year End
	2006	2005
Same Properties (2)	93.7%	93.3%
Acquisition Properties	83.0%	83.8%
Total	88.0%	89.3%

(1)	Discontinued operations include the gain on disposal and income from the operations of 6600 Business Parkway, which was sold in May 2006.

(2)	Same Properties include: Plaza 500, Van Buren Business Park, 13129 Airpark Road, 4200 & 4212 Tech Court, Newington Business Park Center, Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building, Snowden Center, Rumsey Center, Greenbrier Technology Center II, Norfolk Business Center, Virginia Center, Interstate Plaza, Alexandria Corporate Park, Herndon Corporate Center, Aquia Commerce Center I & II, 6900 English Muffin Way, Deer Park, Gateway Center, Gateway West, 4451 Georgia Pacific Boulevard, 20270 Goldenrod Lane, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 15 Worman’s Mill Court, 7561 Lindbergh Drive, West Park, Woodlands Business Center, Airpark Place, 15395 John Marshall Highway, Crossways II, Norfolk Commerce Park II, Windsor at Battlefield, 4612 Navistar Drive and Campus at Metro Park North.
     Same Property NOI increased $1.2 million, or 2.4%, in 2006 over 2005. Rental revenue increased $0.8 million, or 1.5%, in 2006 as a result of higher rental rates on new and renewal leases, while occupancy remained relatively unchanged. Tenant reimbursement and other revenue increased $1.3 million, or 14.4%, generally reflecting the Company’s conversion of many new and renewal leases to a triple-net basis whereby a higher percentage of operating expenses are recovered. Total Same Property operating expenses increased $1.0 million, or 5.7%, due substantially to higher variable operating costs, with a portion attributable to the deregulation of utility contracts on our Maryland properties (the Company entered into fixed-rate utility contracts in late 2006). The increase in property operating expense was more than offset by the increase in tenant reimbursement revenue as a result of the increase in triple-net leases.

2005 Compared to 2004
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2005 compared to 2004:

	Years Ended December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Number of properties	15	15	—	—

Same property revenue
Rental	$27,173	$25,774	$1,399	5.4
Tenant reimbursement and other	4,502	3,917	585	14.9

Total same property revenue	31,675	29,691	1,984	6.7

Same property operating expenses
Property	5,756	5,214	542	10.4
Real estate taxes and other	2,593	2,724	(131)	(4.8)

Total property operating expenses	8,349	7,938	411	5.2

Same property net operating income	$23,326	$21,753	$1,573	7.2

Reconciliation to net income
Same property net operating income	$23,326	$21,753
Acquisition property revenues	44,763	11,267
Acquisition property operating expenses	(11,568)	(3,293)
General and administrative expenses	(7,940)	(4,702)
Depreciation and amortization	(24,751)	(13,216)
Interest expense, net	(20,054)	(10,877)
Other expenses	(2,546)	(753)
Minority interests	(91)	(16)
Discontinued operations (1)	211	2,467

Net income	$1,350	$2,630

	Occupancy at Year End
	2005	2004
Same Properties (2)	93.3%	93.3%
Acquisition Properties	87.7%	94.2%
Total	89.3%	93.8%

(1)	Discontinued operations include the income from operations from 6600 Business Parkway, which was sold in May 2006, and the gain on disposal and the income from operations from 6251 Ammendale Road, which was sold in November 2004.

(2)	Same Properties include: Plaza 500, Van Buren Business Park, 13129 Airpark Road, 4200 & 4212 Tech Court, Newington Business Park Center, Crossways Commerce Center I, Crossways Commerce Center II, Coast Guard Building, Snowden Center, Rumsey Center, Greenbrier Technology Center II, Norfolk Business Center, Virginia Center, Interstate Plaza and Alexandria Corporate Park.

     Same Property NOI increased $1.6 million, or 7.2% in 2005 over 2004. The $1.4 million, or 5.4%, increase in rental revenue was due primarily to $1.0 million of additional rental revenue in 2005 generated by the increased leasing activity during 2004 at Van Buren Business Park, 13129 Airpark Road, Plaza 500 and Virginia Technology Center. Tenant reimbursement and other revenue increased $0.6 million, or 14.9%, in 2005 reflecting a higher recovery of property operating expenses due to increased occupancy and a higher percentage of triple-net leases in the portfolio. Total property operating expenses increased $0.4 million, or 5.2%, generally due to higher variable cost including snow removal and utilities. Though year-end occupancy on these properties was unchanged, occupancy in 2005 trended at a higher average rate compared to 2004 and contributed to the increase in operating expenses. The increase in operating expenses was partially offset by a decrease in insurance expense during 2005 as a result of lower insurance premiums due to achieving some economies of scale with a larger portfolio that resulted in a size distribution risk.
Liquidity and Capital Resources
     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its revolving credit facility. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of operating assets for capital projects. These capital projects include routine capital improvements and maintenance and leasing-related costs, including tenant improvements and leasing commissions.
     On March 31, 2005, the Company sold 2,050,000 common shares of beneficial interest at $21.95 per share, generating net proceeds of approximately $44.9 million.
     On June 28, 2005, the Company entered into a first amendment to its unsecured credit facility. The amendment reduced the applicable LIBOR margin and resulted in changes to other financial covenants. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility. On October 12, 2005, the Company entered into a second amendment to its unsecured credit facility, which increased the permitted borrowings under the revolving credit facility from $75 million to $100 million. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of December 31, 2006.
     In July 2005, the Company closed on a $100 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%, with interest only payments for the first five years and based on a 30-year amortization thereafter. Terms of the financing allow the Company to substitute collateral as long as certain debt service coverage and loan-to-value ratios are maintained. Proceeds from the loan were used to repay the Company’s floating rate mortgage debt on Greenbrier Technology Center II, Norfolk Business Center, Rumsey Center and Snowden Center and to reduce the balance outstanding on its revolving credit facility. Proceeds were also used to repay a mortgage loan bearing interest at 7.26% that was scheduled to mature in December 2007. The Company incurred a one-time charge totaling approximately $2.8 million in the fourth quarter of 2005 related to the costs associated with repaying this loan and writing off unamortized deferred financing costs. Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park served as the collateral for the first funding, and Plaza 500 and Van Buren Business Park were added to the collateral base with the second funding.
     On October 26, 2005, the Company completed an offering of 3,450,000 common shares of beneficial interest at $24.23 per share, generating net proceeds of approximately $79.1 million.
     On February 27, 2006, the Company entered into a $50 million Loan Term Agreement with Key Bank, N.A. The loan had a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels. Proceeds from the loan were used to partially fund acquisitions and pay down a portion of the Company’s unsecured revolving credit. The Company repaid this loan in June 2006 using proceeds from the private placement of Senior Notes discussed below.
     On April 26, 2006, the Company entered into an amendment and restatement to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100 million to $125 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility to up to $225 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. The Company is required to pay annual commitment fees that vary from 0.15% to 0.25% based on the amount of unused capacity under the credit facility. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of December 31, 2006.

     On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75 million. The transaction comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013, bearing a fixed interest rate of 6.41% and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016, bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning on December 15, 2006. The Senior Notes are equal in right of payment with all the Company’s other senior unsubordinated indebtedness. The proceeds from the issuance of the Senior Notes were used to repay the outstanding $50 million term loan, described above, and to fund a portion of the purchase price of Airpark Business Center, Hanover Business Center and Chesterfield Business Center in Richmond, Virginia.
     On July 21, 2006, the Company completed an offering of 3,450,000 common shares of beneficial interest at $27.46 per share, generating net proceeds of approximately $90 million. The Company used $55.5 million of the net proceeds to repay the balance and accrued interest on its unsecured revolving credit facility and the remaining proceeds were applied toward the purchase of Gateway 270 West.
     On December 11, 2006, the Operating Partnership issued $125 million of 4.00% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance resulting in an effective interest rate of 4.45%. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2007. Holders may, under certain conditions, exchange their notes for cash or a combination of cash and the Company’s common shares, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per Company common share representing an exchange premium of approximately 20% over the market price of the Company’s common shares at the time of the transaction. The exchange rate is adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and guaranteed by the Company.
     The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. The Company applied the majority of the remaining proceeds toward the January 2007 purchases of Greenbrier Circle Corporate Center and Greenbrier Technology Center I.
     The Company intends to meet long-term funding requirements for property acquisitions, development and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, term loans, unsecured notes and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic and market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     As of December 31, 2006, the Company has approximately $76.7 million available for issuance pursuant to its existing shelf registration statement.
     The Company could also fund property acquisitions, development and other non-recurring capital improvements through additional borrowings, sales of assets or joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. During 2005, the Company issued 300,429 Operating Partnership units as partial consideration for the acquisitions of Owings Mills Business Center and Prosperity Business Center.

Debt Financing
     The following table sets forth certain information with respect to the Company’s indebtedness outstanding as of December 31, 2006.

		Principal
	Effective	Balance	Annualized	Earliest
	Interest	December 31,	Debt	Maturity	Balance at
(amounts in thousands, except percentages)	Rate	2006	Service	Date	Maturity
Fixed Rate Debt
Herndon Corporate Center	5.66%	$8,654	$603	4/01/2008	$8,549
Norfolk Commerce Park II	5.28%	7,453	648	8/07/2008	7,034
Suburban Maryland Portfolio[1]	5.54%	75,841	6,434	9/11/2008	71,825
Glenn Dale Business Center	5.13%	8,825	780	5/01/2009	8,033
4200 Tech Court	8.07%	1,776	168	10/01/2009	1,705
Park Central I	5.66%	5,216	519	11/01/2009	4,523
4212 Tech Court	8.53%	1,730	169	6/01/2010	1,654
Park Central II	5.66%	6,474	638	11/01/2010	5,289
Enterprise Center	5.20%	19,410	1,647	12/01/2010	16,712
Indian Creek Court	5.90%	13,559	1,162	1/01/2011	11,982
403/405 Glenn Drive	5.50%	9,037	746	7/01/2011	7,807
4612 Navistar Drive	5.20%	13,978	1,131	7/11/2011	11,921
Campus at Metro Park North	5.25%	25,594	2,028	2/11/2012	21,581
1434 Crossways Boulevard Building II	5.38%	10,854	826	8/05/2012	8,866
Crossways Commerce Center	6.70%	25,727	2,087	10/01/2012	23,313
Newington Business Park Center	6.70%	16,229	1,316	10/01/2012	14,706
Prosperity Business Center	5.75%	3,966	332	1/01/2013	3,242
Aquia Commerce Center I	7.28%	831	165	2/01/2013	42
1434 Crossways Boulevard Building I	5.38%	9,225	665	3/05/2013	7,597
Linden Business Center	5.58%	7,645	559	10/01/2013	6,596
Owings Mills Business Center	5.75%	5,829	425	3/01/2014	5,066
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	100,000	5,190	8/01/2015	100,000
Gateway Centre (Building I)	5.88%	1,786	239	11/01/2016	—
Hanover Business Center
Hanover Building D	6.63%	1,055	161	8/01/2015	13
Hanover Building B	8.00%	1,941	154	6/15/2016	1,911
Hanover Building C	6.63%	1,452	161	12/01/2017	13
Chesterfield Business Center
Chesterfield Buildings C, D and H	6.63%	2,740	414	8/01/2015	34
Chesterfield Buildings A, B, E and F	6.63%	2,954	318	6/01/2021	26
Airpark Business Center	6.63%	1,612	173	6/01/2021	14

		391,393	29,858		350,054

Convertible Debt
Exchangeable Senior Notes[2]	4.45%	122,234	5,000	12/15/2011	125,000

Senior Unsecured Debt
Series A Notes	6.41%	37,500	2,404	6/15/2013	37,500

Series B Notes	6.55%	37,500	2,456	6/15/2016	37,500

Total Fixed Rate Debt	5.47%[3]	$588,627	$39,718		$550,054

[1]	Deer Park, Gateway Center, Gateway West, Girard Business Center, Girard Place, 15 Worman’s Mill Court, 20270 Goldenrod Lane, 6900 English Muffin Way, 4451 Georgia Pacific Blvd, 7561 Lindbergh Drive, Patrick Center, West Park, Woodlands Business Center and Old Courthouse Square collectively are referred to as the Suburban Maryland Portfolio.

[2]	The balance is net of original issue discount.

[3]	Weighted average interest rate on total fixed rate debt.

     All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company was in compliance with as of December 31, 2006. The Company is also subject to cash management agreements with most of its mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.
Derivative Financial Instruments
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest rates and has used interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company will only enter into these agreements with highly rated institutional counterparts.
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
     The Company had interest rate cap agreements with a notional amount of $25.5 million on floating rate mortgage debt that were repaid in July 2005. The cap agreements were not designated as cash flow hedges and were recorded at fair value as a component of prepaid and other assets. The Company recognized insignificant charges during 2005 and 2004 related to the decline in fair market value of the cap agreements. The interest rate caps were terminated in July 2005, upon retirement of the underlying mortgage debt.
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
     On December 11, 2006, the Operating Partnership issued $125 million of 4.00% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance. These notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per common share representing an exchange premium of approximately 20% over the market price of the Company’s common shares at the time of the transaction. The exchange rate is adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day.
     In December 2006, and concurrent with the issuance of $125 million of Exchangeable Senior Notes, the Company purchased, for $7.6 million, a capped call option on its common shares in a separate transaction. The notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per Company common share. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price.

Off-Balance Sheet Arrangements
     The Company was not a party to any joint venture agreements and had no off-balance sheet arrangements as of December 31, 2006 or 2005.
Disclosure of Contractual Obligations
     The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2006 (amounts in thousands).

		Payments due by period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	Years
Mortgage loans	$391,393	$10,500	$115,199	$67,244	$198,450
Exchangeable senior notes[1]	125,000	—	—	125,000	—
Senior notes	75,000	—	—	—	75,000
Interest expense	172,657	32,194	77,501	35,796	27,166
Operating leases	4,380	752	1,604	1,490	534
Development	2,723	2,723	—	—	—
Capital expenditures	2,924	2,924	—	—	—
Tenant improvements	3,952	3,952	—	—	—

Total	$778,029	$53,045	$194,304	$229,530	$301,150

[1]	Total carrying value of the Exchangeable Senior Notes was $122, 234, net of discount, at December 31, 2006.
     Development contractual obligations include commitments primarily related to the expansion of John Marshall Highway and the Sterling Park Business Center projects. Capital expenditure obligations represent commitments for roof, asphalt and HVAC replacements contractually obligated as of December 31, 2006. Tenant improvement obligations include costs the Company expects to incur on leases in place at December 31, 2006. The Company had no other material contractual obligations as of December 31, 2006.
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
     As defined by the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and, therefore, our presentation may not be comparable to their presentations. The Company adds back minority interest in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per fully diluted share.
     FFO should not be viewed as a substitute for net income as a measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs that could materially impact the Company’s results of operations.

     The following table presents a reconciliation of net income to FFO available to common share and unitholders for the years presented:

	Funds From Operations
	Year Ended December 31,
(amounts in thousands)	2006	2005	2004
Net income	$10,031	$1,350	$2,630
Add: Depreciation and amortization of real estate assets	34,536	24,751	13,216
Discontinued operations depreciation and amortization	3	147	329
Minority interests	509	109	251
Deduct: Gain on sale of disposed property	(7,475)	—	(2,092)

FFO available to common shareholders and unitholders	$37,604	$26,357	$14,334

Weighted average number of diluted common shares and Operating Partnership units outstanding	23,265	18,059	13,052
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; and other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
     We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     As of December 31, 2006, the Company did not have any outstanding borrowings under its unsecured revolving credit facility.
     For fixed-rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate debt outstanding at December 31, 2006 to be $585.2 million compared to the $588.6 million carrying value at that date.
     The Company had no variable rate debt outstanding at December 31, 2006. Based on the Company’s variable-rate debt balances, including borrowings outstanding on the unsecured revolving credit facility, interest expense would have varied by approximately $500 thousand in 2005 if interest rates had been, on average, 1% higher or lower during the period.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company used interest rate protection, or “cap” agreements in periods prior to 2006 to reduce the impact of interest rate changes on its variable rate debt. The Company will only enter into these agreements with highly rated institutional counterparts and does not expect that any counterparties will fail to meet contractual obligations. The interest rate caps were terminated in July 2005, upon retirement of the underlying mortgage debt.
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
     In December 2006, and concurrent with the issuance of $125 million of Exchangeable Senior Notes, the Company purchased, for $7.6 million, a capped call option on its common shares in a separate transaction. The notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per Company common share. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price.
     The following table represents the Company’s long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at December 31, 2006 (dollars in thousands).

	Years ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgage debt	$10,500	$95,006	$20,193	$41,854	$25,390	$198,450	$391,393
Exchangeable senior notes[1]	—	—	—	—	125,000	—	125,000
Senior notes	—	—	—	—	—	75,000	75,000
Weighted average interest rate – fixed rate debt	5.47%	5.44%	5.43%	5.41%	5.84%	5.76%	5.46%

[1]	The carrying value of the Exchangeable Senior Notes was $122,234, net of discount at December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this Item 8 are filed with this Annual Report on Form 10-K immediately following the signature page of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006, the end of the most recent fiscal year. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Potomac Realty Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and the related financial statement schedule of real estate and accumulated depreciation of First Potomac Realty Trust and subsidiaries and our report dated March 15, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ KPMG LLP
McLean, Virginia
March 15, 2007

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information is hereby incorporated by reference to the material appearing in the Company’s proxy statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 22, 2007 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Committees and Meetings of our Board of Trustees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. EXECUTIVE COMPENSATION
     The information is hereby incorporated by reference to the Proxy Statement under the headings “Compensation of Trustees,” “Executive Compensation,” “Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information is incorporated by reference to Item 5 herein (under the heading “Securities Authorized for Issuance Under Equity Compensation Plan”) and to the Proxy Statement under the headings “Share Ownership of Trustees and Executive Officers” and “Share Ownership of Certain Beneficial Owners.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Trustees and its Committees.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information is incorporated by reference to the Proxy Statement under the heading “Audit Committee Report.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
     Reference is made to the Index to Financial Statements and Schedules on page 50 for a list of the financial statements and schedules included in this report.
Exhibits
     The following is a list of the exhibits included in this report:

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.
4.2(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.
4.3(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.
4.4(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.
4.5(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.
4.6(6)	Subsidiary Guaranty, dated as of June 22, 2006.
4.7(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.
4.8(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.
10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.

Exhibit	Description of Document
10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.
10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.
10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.
10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.
10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.
10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.
10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.
10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.
10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.
10.24(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.
10.25(10)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.
10.26(11)	Summary of 2006 Non-Employee Trustee Compensation.
10.27(1)	2003 Equity Compensation Plan.
10.28(12)	Amendment No. 1 to Equity Compensation Plan.
10.29(13)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, as Managing Administrative Agent, and Wells Fargo Bank.
10.30(14)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.
10.31(15)	First Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated June 28, 2005.
10.32(16)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.
10.33(17)	Second Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated October 12, 2005.
10.34(18)	Joinder Agreement, by and between, Gateway Hampton Roads, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.35(19)	Joinder Agreement, by and between FP Campostella Road, LLC, FP Diamond Hill, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.36(20)	Agreement between First Potomac Realty Investment Limited Partnership and Louis T. Donatelli, dated as of February 28, 2006.
10.37(21)	Agreement and Plan of Merger by and between First Potomac Management Inc. and the Registrant, dated as of February 28, 2006.
10.38(22)	Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank N.A., Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and Key Bank N.A. as Administrative Agent, dated as of April 28, 2006.
10.39(23)	2006 Base Salary Compensation.
10.40(24)	Form of Restricted Common Shares Award Agreement for Officers.
10.41(25)	Form of Restricted Common Shares Award Agreement for Trustees.
10.42(26)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.
10.43(27)	Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.
10.44(28)	Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.
12*	Statement Regarding Computation of Ratios.
21*	Subsidiaries of the Registrant.
23*	Consent of KPMG LLP (independent registered public accounting firm).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(11)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on December 7, 2005.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006.

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 15, 2007.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli Douglas J. Donatelli
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/s/ Louis T. Donatelli Louis T. Donatelli	Chairman of the Board of Trustees

/s/ Douglas J. Donatelli Douglas J. Donatelli	President, Chief Executive Officer and Trustee

/s/ Barry H. Bass Barry H. Bass	Executive Vice President, Chief Financial Officer

/s/ Michael H. Comer Michael H. Comer	Senior Vice President, Chief Accounting Officer

/s/ Robert H. Arnold Robert H. Arnold	Trustee

/s/ Richard B. Chess Richard B. Chess	Trustee

/s/ J. Roderick Heller, III J. Roderick Heller, III	Trustee

/s/ R. Michael McCullough R. Michael McCullough	Trustee

/s/ Alan G. Merten Alan G. Merten	Trustee

/s/ Terry L. Stevens Terry L. Stevens	Trustee

FIRST POTOMAC REALTY TRUST
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
The following consolidated financial statements and schedule of First Potomac Realty Trust and Subsidiaries and report of our independent registered public accounting firm thereon are attached hereto:
FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Page
Report of independent registered public accounting firm	53
Consolidated Balance Sheets as of December 31, 2006 and 2005	54
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	55
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	56
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	57
Notes to consolidated financial statements	58

FINANCIAL STATEMENT SCHEDULES

Schedule III: Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
     We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment in 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 15, 2007

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(Amounts in thousands, except share amounts)

	2006	2005
Assets:
Rental property, net	$884,882	$668,730
Cash and cash equivalents	41,367	3,356
Escrows and reserves	11,139	9,818
Accounts and other receivables, net of allowance for doubtful accounts of $334 and $339, respectively	4,212	2,705
Accrued straight-line rents, net of allowance for doubtful accounts of $41 and $35, respectively	4,973	3,638
Deferred costs, net	9,006	6,676
Prepaid expenses and other assets	6,191	3,322
Intangible assets, net	32,797	29,518

Total assets	$994,567	$727,763

Liabilities:
Mortgage loans	$391,393	$369,266
Exchangeable senior notes, net of discount	122,234	—
Senior notes	75,000	—
Unsecured revolving credit facility	—	26,999
Accounts payable and accrued expenses	8,898	4,734
Accrued interest	2,420	1,618
Rents received in advance	3,196	2,932
Tenant security deposits	4,965	3,973
Deferred market rent	8,883	7,281

Total liabilities	616,989	416,803

Minority interests	13,992	21,629

Shareholders’ equity:
Common shares, $0.001 par value, 100,000,000 shares authorized: 24,126,886 and 20,072,755 shares issued and outstanding, respectively	24	20
Additional paid-in capital	430,271	338,564
Dividends in excess of accumulated earnings	(66,709)	(49,253)

Total shareholders’ equity	363,586	289,331

Total liabilities and shareholders’ equity	$994,567	$727,763

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except per share amounts)

	2006	2005	2004
Revenues:
Rental	$87,534	$64,322	$35,519
Tenant reimbursements and other	17,002	12,116	5,439

Total revenues	104,536	76,438	40,958

Operating expenses:
Property operating	20,193	13,477	7,495
Real estate taxes and insurance	9,026	6,440	3,736
General and administrative	9,832	7,940	4,702
Depreciation and amortization	34,536	24,751	13,216

Total operating expenses	73,587	52,608	29,149

Operating income	30,949	23,830	11,809

Other expenses (income):
Interest expense	28,500	20,191	11,091
Interest and other income	(1,032)	(137)	(214)
Loss on interest-rate lock agreement	671	—	—
Loss from early retirement of debt	121	2,546	753

Total other expenses	28,260	22,600	11,630

Income from continuing operations before minority interests	2,689	1,230	179

Minority interests	(123)	(91)	(16)

Income from continuing operations	2,566	1,139	163

Discontinued operations:
Income from operations of disposed property	376	229	610
Gain on sale of disposed property	7,475	—	2,092
Minority interests in discontinued operations	(386)	(18)	(235)

Income from discontinued operations	7,465	211	2,467

Net income	$10,031	$1,350	$2,630

Basic net income per share:
Income from continuing operations	$0.12	$0.07	$0.02
Income from discontinued operations	0.34	0.01	0.21

Net income per share	$0.46	$0.08	$0.23

Weighted average common shares outstanding — basic	21,950	16,595	11,530

Diluted net income per share:
Income from continuing operations	$0.11	$0.07	$0.02
Income from discontinued operations	0.34	0.01	0.21

Net income per share	$0.45	$0.08	$0.23

Weighted average common shares outstanding — diluted	22,202	16,805	11,662
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

			Dividends in Excess	Total
		Additional Paid-in	of Accumulated	Shareholders’
	Par Value	Capital	Earnings	Equity
Balance at December 31, 2003	$9	$117,526	$(25,401)	$92,134
Dividends paid to shareholders	—	—	(8,818)	(8,818)
Redemption of partnership units	—	(39)	—	(39)
Issuance of common stock	5	91,781	—	91,786
Net income	—	—	2,630	2,630

Balance at December 31, 2004	14	209,268	(31,589)	177,693

Dividends paid to shareholders	—	—	(19,014)	(19,014)
Redemption of partnership units	—	3,821	—	3,821
Exercise of stock options	1	1,168	—	1,169
Restricted stock expense	—	294	—	294
Issuance of common stock	5	124,013	—	124,018
Net income	—	—	1,350	1,350

Balance at December 31, 2005	20	338,564	(49,253)	289,331

Dividends paid to shareholders	—	—	(27,487)	(27,487)
Redemption of partnership units	1	6,739	—	6,740
Restricted stock expense	—	1,450	—	1,450
Exercise of stock options	—	847	—	847
Stock option expense	—	325	—	325
Issuance of common stock	3	89,993	—	89,996
Purchase of capped call option	—	(7,647)	—	(7,647)
Net income	—	—	10,031	10,031

Balance at December 31, 2006	$24	$430,271	$(66,709)	$363,586

See accompanying notes to the consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	2006	2005	2004
Cash flow from operating activities
Net income	$10,031	$1,350	$2,630
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of disposed property	(7,475)	—	(2,092)
Depreciation and amortization	3	147	329
Minority interests	386	18	235
Loss on early retirement of debt	—	325	—
Depreciation and amortization	34,953	24,866	14,240
Stock based compensation	1,637	430	56
Bad debt (recovery) expense	(145)	340	—
Amortization of deferred market rent	(2,150)	(1,388)	(563)
Amortization of deferred financing costs and bond discount	959	783	—
Amortization of rent abatement	587	122	—
Minority interests	123	91	16
Loss on early retirement of debt	121	2,546	753
Changes in assets and liabilities:
Escrows and reserves	(1,321)	(3,517)	(2,879)
Accounts and other receivables	(1,376)	(230)	(2,193)
Accrued straight-line rents	(1,321)	(1,376)	(504)
Prepaid expenses and other assets	(1,986)	(1,315)	(1,296)
Tenant security deposits	993	1,169	1,779
Accounts payable and accrued expenses	2,919	596	2,476
Accrued interest	801	818	648
Rents received in advance	264	1,188	942
Deferred costs	(2,061)	(1,951)	(981)

Total adjustments	25,911	23,662	10,966

Net cash provided by operating activities	35,942	25,012	13,596

Cash flows from investing activities
Purchase deposit on future acquisitions	(1,250)	(100)	—
Additions to rental property	(12,031)	(4,044)	(3,003)
Additions to construction in progress	(5,429)	(169)	—
Acquisition of land parcels	(716)	—	—
Proceeds from sale of real estate assets	15,366	—	8,240
Acquisition of rental property and associated intangible assets	(200,092)	(137,698)	(142,903)

Net cash used in investing activities	(204,152)	(142,011)	(137,666)

Cash flows from financing activities
Financing costs	(2,876)	(2,286)	(1,828)
Proceeds from debt	334,888	286,853	66,680
Repayments of debt	(180,095)	(271,496)	(36,360)
Purchase of capped call option	(7,647)	—	—
Proceeds from issuance of stock, net	89,996	124,018	91,786
Redemption of partnership units	(31)	—	(132)
Distributions to minority interests	(1,374)	(1,365)	(1,033)
Dividends to shareholders	(27,487)	(19,014)	(8,818)
Stock option exercises	847	1,113	—

Net cash provided by financing activities	206,221	117,823	110,295

Net increase (decrease) in cash and cash equivalents	38,011	824	(13,775)

Cash and cash equivalents, beginning of year	3,356	2,532	16,307

Cash and cash equivalents, end of year	$41,367	$3,356	$2,532

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     References to “we,” “our” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). At December 31, 2006, the Company was the sole general partner of and owned a 96.2% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying consolidated financial statements.
     As of December 31, 2006, the Company owned a 65-property portfolio consisting of 154-buildings totaling approximately 10.4 million square feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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

(f) Deferred Costs
     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the term of the related leases. Accumulated amortization of these combined costs was $3.5 million and $1.8 million at December 31, 2006 and 2005, respectively.
(g) Rental Property
     Rental property is carried at historical cost less accumulated depreciation and, impairment losses when appropriate. Improvements and replacements are capitalized at historical cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets by class are as follows:

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
     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale and will cease recording depreciation when our Board of Trustees has approved a plan of disposal, an active program to complete the plan to sell has been initiated including active marketing of the property and the asset is available for immediate sale in its present condition. If these criteria are met, the Company will record an impairment loss if the fair value, less selling costs, is lower than the carrying amount of the building. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on its balance sheet. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property secures specific mortgage debt.
     The Company recognizes the fair value of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the obligation.
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. The Company began new development activities on several parcels of land during 2006. Total interest expense capitalized to real estate assets under development was $0.3 million at December 31, 2006. No interest expense was capitalized during 2005 or 2004 as the Company had not incurred any qualifying expenditures during those years. Interest capitalized will be amortized over the useful life of the related underlying assets upon those assets being placed into service.

(h) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
▪	value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to twenty-one years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(i) Intangible Assets
     Intangible assets include the value of acquired tenant or customer relationships and the origination value of leases in accordance with SFAS No. 141. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be fully charged to expense by the date of termination.
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
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in FPM Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS No. 141 and is included as a component of intangible assets on the consolidated balance sheet. Goodwill is assessed for impairment annually at the end of our fiscal year and in interim periods if certain events occur, such as the loss of key personnel, indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”). SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three years ended December 31, 2006, 2005 and 2004.

(j) Derivatives and Hedging
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest rates and has used interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company will only enter into these agreements with highly rated institutional counterparts.
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
     In May 2006, the Company entered into a forward treasury lock agreement to effectively lock the interest rate in anticipation of a planned debt issuance to hedge the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment and the Company recorded a $671 thousand loss upon the cash settlement of the contract in June 2006. The Company did not enter into any derivative contracts during 2005 or 2004, and had no accumulated other comprehensive income or loss related to derivatives during these respective periods.
     In December 2006, and concurrent with the issuance of $125 million of Exchangeable Senior Notes, the Company purchased a capped call option on its common stock. The notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per Company common share. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity.
     The Company had interest rate cap agreements with a notional amount of $25.5 million on floating rate mortgage debt that were repaid in July 2005. The cap agreements were not designated as cash flow hedges and were recorded at fair value as a component of prepaid and other assets. The Company recognized insignificant charges during 2005 and 2004 related to the decline in fair market value of the caps. The remaining balances of the interest rate caps were fully written off in July 2005, upon retirement of the underlying mortgage debt.
(k) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any nondeductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) which was inactive in 2006. The Company had two TRS entities that generated taxable income during 2005 and 2004; however, the Company determined any taxes resulting from TRS activities were inconsequential. This elimination of the TRS ownership interest resulted in a taxable distribution of property, and the Company recognized an estimated tax liability of $0.1 million in general and administrative expenses in 2005 as a result of the contribution of ownership interests by the TRS to the Operating Partnership.
     For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of the Company’s dividends for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Ordinary income	41.43%	40.03%	59.39%
Return of capital	58.57%	57.25%	40.61%
Long-term capital gain	—	2.72%	—

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
     The Company owned 96.2%, 93.5% and 91.1% of the outstanding Operating Partnership units at December 31, 2006, 2005 and 2004, respectively. During 2006, 462,135 Operating Partnership units were redeemed for 462,135 common shares valued at $6.8 million and 1,000 Operating Partnership units were redeemed for $31 thousand in cash resulting in 940,654 Operating Partnership units outstanding as of December 31, 2006. During 2005, 300,429 Operating Partnership units valued at $7.7 million were issued with the acquisition of Owings Mills Business Center and Prosperity Business Centers while 285,913 Operating Partnership units were redeemed for common shares valued at $3.8 million resulting in 1,403,789 Operating Partnership units outstanding at December 31, 2005. During 2004, 6,250 Operating Partnership units were redeemed for $132 thousand in cash resulting in 1,389,273 Operating Partnership units outstanding as of December 31, 2004. There were no redemptions of Operating Partnership units in 2004.
(m) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options, nonvested shares and operating partnership units, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings per share both before and after consideration of income from discontinued operations and income available to common shareholders (amounts in thousands, except per share amounts):

	2006	2005	2004
Numerator for basic and diluted per share calculations:
Income from continuing operations	$2,566	$1,139	$163
Income from discontinued operations	7,465	211	2,467

Net income	$10,031	$1,350	$2,630

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic	21,950	16,595	11,530
Effect of dilutive shares:
Employee stock options and nonvested shares	252	210	132

Weighted average shares outstanding — diluted	22,202	16,805	11,662

Basic net income per share:
Continuing operations	$0.12	$0.07	$0.02
Discontinued operations	0.34	0.01	0.21

Net income	$0.46	$0.08	$0.23

Diluted net income per share:
Continuing operations	$0.11	$0.07	$0.02
Discontinued operations	0.34	0.01	0.21

Net income	$0.45	$0.08	$0.23

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
     The Company has adopted SFAS No. 123R using the modified-prospective-transition method. Under this method, compensation cost for the year ended December 31, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. The Company has elected to recognize equity compensation costs on a straight-line basis over the requisite service period for each award.
     Under SFAS No. 123, compensation expense of $0.7 million and $0.2 million would have been recorded during 2005 and 2004, respectively, for our 2003 Equity Compensation Plan based upon the fair value of the awards.
     Pro forma net income and net income per share for the years ended December 31, 2005 and 2004 had compensation for stock options been determined based on the grant date fair value would have been as follows (amounts in thousands, except per share amounts):

	2005	2004
Net income, as reported	$1,350	$2,630
Add: total stock-based employee compensation expense included in reported net income, net of minority interests	401	50
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(658)	(246)

Pro forma net income	$1,093	$2,434

Net income per share, as reported – basic and diluted	$0.08	$0.23
Pro forma net income per share – basic and diluted	$0.07	$0.21
(o) Use of Estimates
     The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
(p) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(q) Application of New Accounting Standards
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company adopted SFAS 154 effective January 1, 2006. The adoption of SFAS 154 did not have a material effect on the results of operations of the Company.

     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxed subject to FASB Statement No. 109, Accounting for Income Taxes. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect to applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of the retained earnings on January 1, 2007. The adoption of this statement will not have a material effect on our financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company’s adoption of SAB 108 did not have a material impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after December 31, 2007, with early adoption permitted. The Company is in the process of determining how the adoption of SFAS 157 will impact our financial position and results of operations.
(2) Rental Property
     Rental property represents 65 and 52 industrial and flex rental properties as of December 31, 2006 and 2005, respectively, all located in the southern Mid-Atlantic region. Rental property is comprised of the following at December 31 (amounts in thousands):

	2006	2005
Land	$215,004	$153,762
Buildings and improvements	687,901	529,673
Construction in process	6,980	169
Tenant improvements	27,958	17,558
Furniture, fixtures and equipment	9,880	9,794

	947,723	710,956
Less: accumulated depreciation	(62,841)	(42,226)

	$884,882	$668,730

Development and Construction Activity
     In 2006, the Company commenced pre-development and development activity with respect to several of our properties, as well as certain land parcels. The Company intends to construct industrial and/or flex buildings on a build-to-suit basis or with the intent to lease upon completion of construction. As of December 31, 2006, the Company had development activities underway at John Marshall Highway, Crossways Commerce Center I, Snowden Center, Sterling Park Business Center and 1400 Cavalier Boulevard. The majority of these costs were incurred for the 112,000 square-foot warehouse building addition at John Marshall Highway. This addition is fully pre-leased to the current sole tenant of the property and the Company anticipates placing the new building in service in the second quarter of 2007.

(3) Acquisitions
     The Company acquired the following properties in 2005 and 2006:

		Acquisition		Square	Leased at	Acquisition
(dollars in thousands)	Location	Date	Property Type	Feet	12/31/06	Cost
2006 Acquisitions:
River’s Bend Center	Chester, VA	1/19/2006	Multi-Tenant Industrial	492,200	93%	$31,346
Northridge I & II	Ashland, VA	1/19/2006	Multi-Tenant Industrial	140,390	100%	8,893
Crossways I	Chesapeake, VA	2/10/2006	Flex	143,398	85%	15,623
Sterling Park Business Center	Sterling, VA	2/27/2006	Flex	127,859	83%	31,106
1408 Stephanie Way	Chesapeake, VA	5/11/2006	Flex	51,209	65%	5,191
Airpark Business Center	Richmond, VA	6/26/2006	Flex	42,142	62%	3,283
Chesterfield Business Center	Richmond, VA	6/26/2006	Flex	189,871	94%	14,692
Hanover Business Center	Ashland, VA	6/26/2006	Flex	183,546	98%	14,016
Gateway 270 West	Clarksburg, MD	7/27/2006	Flex	255,460	57%	39,864
Davis Drive	Sterling, VA	8/1/2006	Flex	52,581	71%	5,449
Indian Creek Court	Beltsville, MD	8/28/2006	Multi-Tenant Industrial	185,496	84%	24,536
Gateway II	Norfolk, VA	11/2/2006	Flex	42,429	100%	3,917
Owings Mills Commerce Center	Owings Mills, MD	11/15/2006	Flex	132,765	83%	16,919
Park Central	Richmond, VA	11/17/2006	Flex	204,280	78%	22,780

Total 2006				2,243,626	84%	$237,615

2005 Acquisitions:
Reston Business Campus	Reston, VA	3/17/2005	Flex	82,469	94%	$11,725
1400 Cavalier Boulevard	Chesapeake, VA	4/7/2005	Multi-Tenant Industrial	299,963	100%	13,342
Enterprise Center	Chantilly, VA	4/14/2005	Flex	188,941	82%	32,157
Glenn Dale Business Center	Glenn Dale, MD	5/18/2005	Multi-Tenant Industrial	315,191	99%	18,453
Gateway Centre	Manassas, VA	7/19/2005	Multi-Tenant Industrial	99,607	86%	10,597
1434 Crossways Boulevard	Chesapeake, VA	8/17/2005	Office	220,501	100%	30,443
2000 Gateway Boulevard	Hampton, VA	9/30/2005	Flex	421,100	10%	14,806
403 & 405 Glenn Drive	Sterling, VA	10/7/2005	Multi-Tenant Industrial	197,201	81%	17,073
Diamond Hill Distribution Center	Chesapeake, VA	10/12/2005	Multi-Tenant Industrial	712,550	90%	29,358
Linden Business Center	Manassas, VA	10/13/2005	Office	108,237	90%	16,567
Prosperity Business Center	Merrifield, VA	11/3/2005	Flex	71,572	93%	9,403
Owings Mills Business Center	Owings Mills, MD	11/3/2005	Office	87,148	100%	8,977
1000 Lucas Way	Hampton, VA	12/8/2005	Office	182,175	92%	12,202

Total 2005				2,986,655	81%	$225,103

     As discussed in Note 1, we allocate the purchase price to land, building, tenant improvements and in-place leases based on their fair values in accordance with SFAS No. 141, Business Combinations. The value of above and below market in-place leases is based on the present value of the difference between the contractual rent and the market rents over the remaining non-cancelable lease term (using a discount rate that reflects the risks associated with the leases acquired).

     The aggregate purchase cost of properties acquired in 2005 and 2006 was allocated as follows (amounts in thousands):

	2006	2005
Land	$63,176	$43,988
Acquired tenant improvements	7,163	5,038
Building and improvements	156,146	166,567
In-place leases intangible	12,151	12,152
Acquired leasing commissions	2,009	404
Customer relations intangible	24	—
Above market leases acquired	1,332	789

Total assets acquired	242,001	228,938

Below market leases acquired	(4,386)	(3,835)
Debt assumed	(37,523)	(79,690)

Net assets acquired	$200,092	$145,413

     On November 3, 2005, the Company acquired Prosperity Business Center and Owings Mills Business Center through the assumption of mortgage debt and the issuance of 300,429 units of limited partnership interest in the Company’s Operating Partnership. The units were valued at $7.7 million based on the closing price of the Company’s common shares on the date of acquisition.
     The weighted average amortization period of the intangible assets acquired in 2006 is 5.4 years. These intangible assets are comprised of the following categories with their respective weighted average amortization periods as follows: in-place leases 4.9 years, leasing commissions 8.5 years, customer relations 2.0 years and above market leases 4.8 years.
Pro Forma Financial Information
     The pro forma financial information set forth below presents results as of December 31 as if all of the Company’s 2006 and 2005 acquisitions, dispositions, common share offerings and senior note offerings had occurred on January 1, 2005. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts).

	2006	2005
Pro forma total revenues	$114,020	$113,073
Pro forma net income (loss)	$2,669	$(334)
Pro forma basic and diluted earnings (loss) per share	$0.11	$(0.01)
(4) Intangible Assets
     Intangible assets consisted of the following at December 31 (amounts in thousands):

	2006			2005
		Accumulated	Net	Gross	Accumulated	Net
	Gross Intangible	Amortization	Intangibles	Intangible	Amortization	Intangibles
In-place leases	$50,367	$(23,557)	$26,810	$38,449	$(12,791)	$25,658
Customer relations	528	(200)	328	504	(130)	374
Leasing commissions	1,997	(228)	1,769	404	(103)	301
Above market leases	3,007	(1,217)	1,790	1,675	(590)	1,085
Goodwill	2,100	—	2,100	2,100	—	2,100

	$57,999	$(25,202)	$32,797	$43,132	$(13,614)	$29,518

     The Company recognized $11.3 million, $8.3 million and $4.1 million of amortization expense on intangible assets for the years ended December 31, 2006, 2005 and 2004, respectively. Losses due to termination of tenant leases and defaults were $0.3 million, $0.7 million and $0.1 million during 2006, 2005 and 2004, respectively.
     Projected amortization of intangible assets as of December 31, 2006, for each of the five succeeding fiscal years is as follows (amounts in thousands):

2007	$10,328
2008	6,811
2009	4,574
2010	3,006
2011	1,775
Thereafter	4,203

$30,697

(5) Discontinued Operations
     Income from discontinued operations includes revenues and expenses associated with the sales of 6600 Business Parkway and 6251 Ammendale Road in May 2006 and November 2004, respectively. The proceeds from these disposals were escrowed and used to fund subsequent acquisitions as tax-free like-kind exchanges. The Company has had no continuing involvement with the properties subsequent to their disposal. Interest expense that is specifically identifiable to disposal properties is included in the presentation of income from discontinued operations. Interest expense for 2005 and 2004 was associated with the allocable portion of interest for mortgage debt that encumbered 6600 Business Parkway and other properties. This mortgage obligation, including a one-time charge, was repaid in 2005; therefore no interest expense was associated with this property in 2006.
     The following table summarizes the components of income from discontinued operations as of December 31 (amounts in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$443	$1,195	$1,919
Property operating expenses	64	170	643
Depreciation and amortization	3	147	329
Interest expense	—	324	337
Loss from early retirement of debt	—	325	—

Income from operations of disposed properties	376	229	610
Gain on sale of disposed property	7,475	—	2,092
Minority interests in discontinued operations	(386)	(18)	(235)

Income from discontinued operations	$7,465	$211	$2,467

(6) Debt
     The Company’s borrowings consisted of the following as of December 31 (amounts in thousands):

	2006	2005
Mortgage debt, effective interest rates ranging from 5.13% to 8.53%, maturing at various dates through June 2021	$391,393	$369,266
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, matures December 2011	122,234	—
Series A senior notes, effective interest rate of 6.41%, matures June 2013	37,500	—
Series B senior notes, effective interest rate of 6.55%, matures June 2016	37,500	—
Credit facility, variable interest rate of LIBOR + 1.20%, matures April 2009	—	26,999

	$588,627	$396,265

(a) Mortgage Debt
     At December 31, 2006 and 2005, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective	Earliest Maturity	December 31,	December 31,
Property	Interest Rate	Interest Rate	Date	2006	2005
Interstate Plaza	7.45%	5.30%	—	$—	$8,546
Herndon Corporate Center	5.11%	5.66%	April 2008	8,654	8,764
Norfolk Commerce Park II	6.90%	5.28%	August 2008	7,453	7,700
Suburban Maryland Portfolio	6.71%	5.54%	September 2008	75,841	78,012
Glenn Dale Business Center	7.83%	5.13%	May 2009	8,825	9,128
4200 Tech Court	8.07%	8.07%	October 2009	1,776	1,798
Park Central I	8.00%	5.66%	November 2009	5,216	—
4212 Tech Court	8.53%	8.53%	June 2010	1,730	1,748
Park Central II	8.32%	5.66%	November 2010	6,474	—
Enterprise Center	8.03%	5.20%	December 2010	19,410	20,016
Indian Creek Court	7.80%	5.90%	January 2011	13,559	—
4612 Navistar Drive	7.48%	5.20%	July 2011	13,978	14,371
403 and 405 Glenn Drive	7.60%	5.50%	July 2011	9,037	9,265
Campus at Metro Park North	7.11%	5.25%	February 2012	25,594	26,259
1434 Crossways Boulevard Bldg II	7.05%	5.38%	August 2012	10,854	11,158
Crossways Commerce Center	6.70%	6.70%	October 2012	25,727	26,054
Newington Business Park Center	6.70%	6.70%	October 2012	16,229	16,435
Prosperity Business Center	6.25%	5.75%	January 2013	3,966	4,058
Aquia Commerce Center I	7.28%	7.28%	February 2013	831	931
1434 Crossways Boulevard Bldg I	6.25%	5.38%	March 2013	9,225	9,447
Linden Business Center	6.01%	5.58%	October 2013	7,645	7,760
Owings Mills Business Center	5.85%	5.75%	March 2014	5,829	5,911
Chesterfield Business Center:
Buildings CDGH	8.50%	6.63%	August 2015	2,740	—
Buildings ABEF	7.45%	6.63%	June 2021	2,954	—
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	5.19%	August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%	August 2015	1,055	—
Building II B	4.00%	8.00%	June 2016	1,941	—
Building C	7.88%	6.63%	December 2017	1,452	—
Gateway Centre	7.35%	5.88%	November 2016	1,786	1,905
Airpark Business Center	7.45%	6.63%	June 2021	1,612	—

Total Mortgage Debt		5.60%[1]		$391,393	$369,266

[1]	Weighted average interest rate on total mortgage debt.
     In October 2006, the Company repaid the $8.3 million remaining principal balance on the mortgage that encumbered Interstate Plaza. The repayment was funded with borrowings on the Company’s credit facility, and no prepayment penalties were incurred.
     In July 2005, the Company closed on a $100 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan has a 10-year term with a fixed rate of 5.19%, with interest only payments for the first five years and based on a 30-year amortization thereafter. Terms of the financing allow the Company to substitute collateral as long as certain debt service coverage and loan-to-value ratios are maintained. Proceeds from the loan were used to repay the Company’s floating rate mortgage debt on Greenbrier Technology Center II, Norfolk Business Center, Rumsey Center and Snowden Center and to reduce the balance outstanding on its revolving credit facility. The Company incurred charges totaling approximately $2.5 million in the fourth quarter of 2005 related to the costs associated with satisfying the obligations and writing off unamortized deferred financing costs. Proceeds from the loan were also used to repay a mortgage loan bearing interest at 7.26% that was scheduled to mature in December 2007 for a property that was sold in 2006. The Company incurred $0.3 million of charges associated with the retirement of this debt, which was allocated to discontinued operations when the property was sold. Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park served as the collateral for the first funding, and Plaza 500 and Van Buren Business Park were added to the collateral base with the second funding.

     The Company’s mortgage debt is recourse solely to specific assets. The Company had 43 and 39 properties that secured mortgage debt at December 31, 2006 and 2005, respectively.
(b) Exchangeable Senior Notes
     On December 11, 2006, the Company issued $125 million of 4.00% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance resulting in an effective interest rate of 4.45%. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2007. Holders may, under certain conditions, exchange their notes for cash or a combination of cash and the Company’s common shares, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per Company common share representing an exchange premium of approximately 20% over the market price of the Company’s common shares at the time of the transaction. The exchange rate is adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and guaranteed by the Company.
     The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. The Company applied the majority of the remaining proceeds toward the January 2007 purchases of Greenbrier Circle Corporate Center and Greenbrier Technology Center I.
(c) Senior Notes
     On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. The proceeds from the issuance of the Senior Notes were used to repay outstanding indebtedness and to acquire Airpark Business Center, Hanover Business Center and Chesterfield Business Center in Richmond, Virginia. As of December 31, 2006, the weighted average effective interest rate on the Senior Notes was 6.48%.
(d) Credit Facility
     On June 28, 2005, the Company entered into a first amendment to its unsecured credit facility. The amendment reduced the applicable LIBOR margin and resulted in changes to other financial covenants. As part of the transaction, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility. On October 12, 2005, the Company entered into a second amendment to its unsecured credit facility, which increased the permitted borrowings under the revolving credit facility from $75 million to $100 million. As part of these transactions, the Company paid an amendment fee to the lenders of five basis points on the amount of the facility.

     On April 26, 2006, the Company entered into an amendment and restatement to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100 million to $125 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility to up to $225 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. The Company is required to pay annual commitment fees that vary from 0.15% to 0.25% based on the amount of unused capacity under the credit facility. The unsecured facility contains financial and other covenants. The Company met all requirements under these covenants as of December 31, 2006.
     The weighted average borrowings outstanding on the credit facility during 2006 were $50.0 million with a weighted average interest rate of 6.47% associated with the borrowings, compared to $36.1 million and 5.01%, respectively, during 2005. The Company’s maximum daily borrowings outstanding were $87.5 million and $84.8 million during 2006 and 2005, respectively. There were no borrowings outstanding under the credit facility at December 31, 2006. Outstanding borrowings under the credit facility were $27.0 million with a weighted average interest rate of 6.30% at December 31, 2005.
Aggregate Debt Maturities
     The Company’s aggregate debt maturities as of December 31, 2006 are as follows (amounts in thousands):

2007	$10,500
2008	95,006
2009	20,193
2010	41,854
2011	150,390
Thereafter	273,450

591,393
Discount on exchangeable senior notes	(2,766)

$588,627

(7) Commitments and Contingencies
(a) Operating Leases
     The Company’s rental properties are subject to non-cancelable operating leases generating future minimum rental payments based on contractual rental revenue, which as of December 31, 2006 are follows (amounts in thousands):

		% of square
	Future	feet under
	minimum rents	leases expiring
2007	$87,171	16%
2008	72,922	15%
2009	58,707	16%
2010	43,257	14%
2011	29,300	21%
Thereafter	45,564	18%

	$336,921	100%

     At December 31, 2006, the Company’s portfolio was approximately 88% leased to 599 tenants.
     The Company rents office space for its corporate office under a non-cancelable operating lease, which it entered upon relocating its corporate offices in 2005. The Company subleased the majority of its former corporate office space to three tenants, including one related party (see Note 8) in 2005. The Company remains the primary obligor under the terms of the original lease on its former corporate office space through the end of the lease term in 2010.
     Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $0.8 million, $0.4 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Future minimum rental payments under the corporate office leases and contractual rent from the three subleases of the former corporate office space are summarized as follows (amounts in thousands):

		Contractual	Future
	Corporate	sublease	minimum rent
	offices	revenue	expense, net
2007	$752	$(253)	$499
2008	779	(260)	519
2009	825	(268)	557
2010	871	(276)	595
2011	619	—	619
Thereafter	534	—	534

	$4,380	$(1,057)	$3,323

(b) Legal Proceedings
     The Company is subject to legal proceeds and claims arising in the ordinary course of its business. In the opinion of management and the Company’s legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations or financial position of the Company.
(8) Related Party Transaction
     In September 2005, the Company subleased a portion of its former corporate office space to Donatelli Development, Inc. (formerly Donatelli & Klein), a privately held real estate investment firm that develops multifamily properties, which is owned by the Chairman of the Company’s Board of Trustees. The rental rate under the sublease is representative of market rates, and rent due under the terms of the sublease is approximately $200 thousand per year over the remaining four years of the original lease. The Company remains obligated as primary lessee under the terms of the original lease.
(9) Fair Value of Financial Instruments
     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The line of credit is carried at its fair value due to the variable nature of its interest rate. We calculate fair value by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of certain other financial instruments at December 31, 2006 and 2005 are as follows (amounts in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fixed-rate mortgage debt	$391,393	$388,107	$369,266	$368,817
Exchangeable senior notes	122,234	122,234	—	—
Series A senior notes	37,500	37,453	—	—
Series B senior notes	37,500	37,447	—	—

Total	$588,627	$585,241	$369,266	$368,817

(10) Shareholders’ Equity
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
     On July 21, 2006, the Company completed an offering of 3.5 million common shares of beneficial interest at $27.46 per share, generating net proceeds of approximately $90 million. The Company used $55.5 million of the net proceeds to pay down the balance and accrued interest on its unsecured revolving credit facility and the remaining proceeds were applied toward the purchase of Gateway 270 West.
     The Company declared dividends per share on it common stock of $1.24, $1.125 and $0.74 during 2006, 2005 and 2004, respectively.
(11) Benefit Plans
(a) Share-based compensation
     The Company adopted the 2003 Equity Compensation Plan (“the Plan”) during 2003. The Plan provides for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan are non-qualified, and all employees and non-employee trustees are eligible to receive grants. The Plan originally authorized the issuance of 910,800 common share equity awards. An additional 650,000 common shares of equity awards were authorized in 2005. Of the common share equity awards authorized under the Plan, 693,678 awards remained available for issuance under the Plan as of December 31, 2006.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, which require that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).
Options
     At December 31, 2006, 740,650 options were awarded of which 588,283 remained outstanding. Options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years.
     The following table summarizes the option activity in the Plan for the three years ended December 31:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Balance, December 31, 2003	505,000	$15.00	9.7 years	$1,888,700
Granted	70,000	19.01
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2004	575,000	$15.49	8.8 years	$4,204,400
Granted	99,000	22.48
Exercised	(74,218)	15.00
Forfeited	(11,187)	16.73

Balance, December 31, 2005	588,595	$16.70	8.0 years	$5,826,044
Granted	66,650	26.60
Exercised	(53,780)	15.74
Forfeited	(13,182)	24.67

Balance, December 31, 2006	588,283	$17.73	7.2 years	$6,693,254

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Exercisable at December 31:
2006	363,258	$16.20	6.9 years	$4,690,621
2005	225,471	15.41	7.8 years	$2,523,147
2004	157,813	15.00	8.7 years	$1,230,941
Options expected to vest, December 31, 2006	216,295	$20.00	7.7 years	$1,970,721
     The following table summarizes information about stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$15.00	375,563	6.7 years	$15.00	286,782	$15.00
18.70 – 19.78	65,000	7.4 years	19.03	39,376	19.01
22.42 – 22.54	89,220	8.0 years	22.47	37,101	22.47
26.60	58,500	9.0 years	26.60	—	—

	588,283			363,259

     As of December 31, 2006, the Company had $0.4 million of unrecognized compensation cost related to these awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 1.5 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.
     The fair value determination of stock options granted for the years ended December 31 used the following assumptions:

	2006	2005	2004
Weighted average fair value	$3.56	$1.93	$1.67
Weighted average risk free interest rate	4.31%	3.68%	3.82%
Expected volatility	21.0%	15.4%	15.4%
Expected dividend yield	5%	5%	5%
Weighted average expected life of options	5 years	5 years	5 years
Option Exercises
     The total intrinsic value of options exercised was $0.8 million during both 2006 and 2005. No stock options were exercised during 2004.
     The Company received approximately $0.8 million and $1.1 million from the exercise of stock options during 2006 and 2005, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The Company recognized $0.3 million, $0.1 million and $49 thousand of compensation expense associated with these awards in 2006, 2005 and 2004, respectively.

Nonvested share awards
     The Company granted 60,171 restricted common shares to executive officers in 2005, of which 4,047 shares were forfeited during 2005. These grants vest at the end of the seven-year award period, or earlier upon achieving certain defined market conditions over the term of the award. In both February and August 2006, 25% of the outstanding 56,124 shares awarded to executive officers vested upon achievement of one of the specified market conditions. In April 2006, the Company awarded a total of 68,049 restricted common shares in two separate awards to executive officers. The first award of 30,931 shares will vest at the end of the approximately four-year award period. The second award of 37,118 shares will vest only upon the achievement of specified market conditions. The Company recognized $1.1 million and $0.2 million of compensation expense associated with these share based awards in 2006 and 2005, respectively. Dividends on all restricted share awards are recorded as a reduction of shareholders’ equity rather than compensation expense.
     Independent members of our Board of Trustees received annual grants of common shares aggregating 5,167 in January 2006 and 2,500 in January 2005 as a component of compensation for serving on the Company’s Board of Trustees in 2005 and 2004, respectively. The trustee share awards in 2006 (for 2005) and 2005 (for 2004) were fully vested at the date of grant. In addition, 3,000 shares were awarded to the Chairman of the Board in February 2006, and the shares were fully vested upon award. In May 2006, the Company issued a total of 12,000 restricted common shares to all trustees, all of which vest ratably in quarterly increments over the twelve-month period from the award date. The Company recognized $0.2 million and $0.1 million of compensation expense associated with trustee share based awards for the years ended December 31, 2006 and 2005, respectively.
     During the third quarter of 2005, certain stock option awards were deemed vested as part of a severance agreement negotiated with a former officer of the Company. Under the terms of this agreement, the vesting of 8,438 options was accelerated, resulting in additional compensation expense of approximately $0.1 million based on the intrinsic value of the accelerated awards at the date of modification. All remaining unvested stock options and restricted common share awards granted to this individual were forfeited as of the date of separation.
     A summary of the Company’s nonvested share awards as of December 31, 2006 is as follows:

		Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2004	—	$—
Granted	62,671	26.25
Vested	(2,500)	22.54
Forfeited	(4,047)	26.40

Nonvested at December 31, 2005	56,124	26.40
Granted	88,216	22.97
Vested	(42,229)	26.72

Nonvested at December 31, 2006	102,111	$23.31

     As of December 31, 2006, the Company had $1.8 million of unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. The Company anticipates this cost will be recognized over a weighted-average period of approximately four years. The Company derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The Company used the following assumptions in determining the derived service period and the fair value of its awards that vest solely on market conditions:

	2006	2005
Risk-free interest rate (twenty year)	5.28%	4.84%
Volatility	36%	35%
Market average return (fifty years of S&P 500)	8.94%	8.93%
Total expected return	6.6%	6.3%
          The total fair value of shares vested was $1.1 million and $0.1 million at December 31, 2006 and 2005, respectively.
(b) 401(k) Plan
     The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. The Company matches employee contributions after one year of service up to a specified percentage of a participant’s annual compensation. The Company matched employee contributions up to 6% for 2006 and 7.5% for 2005 and 2004. Employee and employer contributions vest immediately. The Company pays for administrative expenses and matching contributions with cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions for the years ended December 31, 2006, 2005 and 2004 were $0.2 million, $0.2 million and $0.1 million, respectively. The employer match payable to the 401(k) plan was fully funded as of December 31, 2006.

(12) Segment Information
     The Company operates in one segment; industrial and flex office properties all located in the southern Mid-Atlantic region of the United States. As of December 31, 2006 and 2005, the Company’s tenant base contained one significant tenant, the United States Government, which leased 7% and 8%, respectively, of the Company’s total rentable square feet.
(13) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the years ended December 31 are as follows (amounts in thousands):

	2006	2005	2004
Cash paid for interest on indebtedness, net	$29,436	$19,958	$10,393
Non-cash investing and financing activities:
Issuance of common shares to trustees	137	56	—
Debt assumed in connection with acquisitions of real estate	37,523	79,690	140,559
Conversion of operating partnership units	6,756	3,821	—
Issuance of units in exchange for limited partnership interests	—	7,715	—
     Cash paid for interest on indebtedness is net of capitalized interest of $0.3 million in 2006. The Company did not capitalize any interest in 2005 and 2004.
     During 2006, the Company acquired 14 properties at an aggregate purchase cost of $237.6 million, including the assumption of mortgages with acquisition date fair values of $37.5 million. During 2005, the Company acquired 13 properties at an aggregate purchase cost of $225.1 million, including the assumption of mortgages with acquisition date fair values of $79.7 million. During 2004, the Company acquired properties at an aggregate purchase cost of $283.5 million, including the assumption of mortgages with acquisition date fair values of $140.6 million.
(14) Quarterly Financial Information (unaudited)

	2006
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$24,374	$25,224	$27,130	$27,808
Operating expenses	17,272	17,049	19,403	19,863
Income from continuing operations	864	280	718	704
Income from discontinued operations	244	7,221	—	—

Net income	$1,108	$7,501	$718	$704

Basic net income per share:
Income from continuing operations	$0.04	$0.01	$0.03	$0.03
Income from discontinued operations	0.01	0.36	—	—

Net Income	$0.05	$0.37	$0.03	$0.03

Diluted net income per share:
Income from continuing operations	$0.04	$0.01	$0.03	$0.03
Income from discontinued operations	0.01	0.35	—	—

Net Income	$0.05	$0.36	$0.03	$0.03

	2005
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$16,135	$17,744	$20,410	$22,149
Operating expenses	11,269	12,189	13,517	15,633
Income (loss) from continuing operations	412	922	1,431	(1,626) *
Income (loss) from discontinued operations	114	116	131	(150)

Net (loss) income	$526	$1,038	$1,562	$(1,776)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.03	$0.05	$0.09	$(0.08)
Income (loss) from discontinued operations	0.01	0.01	—	(0.01)

Net income (loss)	$0.04	$0.06	$0.09	$(0.09)

*	Includes $2.8 million loss on early retirement of debt.
     In March 2005, October 2005 and July 2006, the Company sold 2.0 million, 3.5 million and 3.5 million common shares, respectively. The sum of the basic and diluted earnings (loss) per share for the four quarters in all years presented differs from the annual earnings per share due to the required method of computing the weighted average number of shares in the respective periods.
(15) Subsequent Events
     On January 9, 2007, the Company acquired two properties for $36.0 million in Chesapeake, Virginia. Greenbrier Circle Corporate Center is a two-building, 229,163-square-foot flex/office property and Greenbrier Technology Center I is a 95,843-square-foot flex/office property, respectively. The acquisitions were funded with proceeds from the Company’s issuance of $125 million of Exchangeable Senior Notes.
     On January 29, 2007, the Company purchased 171,723 Operating Partnership units, from unaffiliated limited partners, for approximately $5.0 million in cash, or $29.02 per Operating Partnership unit. After the transaction, the Company owns a 96.9% interest in the Operating Partnership with 768,931 Operating Partnership units held by other limited partners.
     On February 20, 2007, the Company acquired Pine Glen, an 86,720 square-foot flex/office property in Richmond, Virginia, for $5.3 million in cash.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Amounts in thousands)

				Encumbrances at
Description	Location	Date Acquired	Type	December 31, 2006
13129 Airpark Road	Culpeper, VA	Dec-97	Multi-tenant industrial	$—
Plaza 500	Alexandria, VA	Dec-97	Multi-tenant industrial	33,801
Van Buren Business Park	Herndon, VA	Dec-97	Flex	7,580
4200 Technology Court	Chantilly, VA	Oct-98	Flex	1,776
4212 Technology Court	Chantilly, VA	Oct-98	Flex	1,730
Crossways Commerce Center	Chesapeake, VA	Dec-99	Multi-tenant industrial	25,727
Newington Business Park	Lorton, VA	Dec-99	Multi-tenant industrial	16,229
Greenbrier Technology Center	Chesapeake, VA	Oct-02	Flex	4,972
Norfolk Business Center	Norfolk, VA	Oct-02	Flex	4,665
Rumsey Center	Columbia, MD	Oct-02	Flex	9,114
Snowden Center	Columbia, MD	Oct-02	Flex	12,373
Virginia Ctr Technology Park	Glen Allen, VA	Oct-03	Flex	—
Interstate Plaza	Alexandria, VA	Dec-03	Single-tenant industrial	—
Alexandria Corporate Park	Alexandria, VA	Dec-03	Multi-tenant industrial	27,495
Herndon Corporate Center	Herndon, VA	Apr-04	Flex	8,654
Aquia Commerce Center	Stafford, VA	Jun-04	Flex	831
6900 English Muffin Way	Frederick, MD	Jul-04	Multi-tenant industrial	6,954
Deer Park	Randallstown, MD	Jul-04	Flex	7,690
Gateway Center	Gaithersburg, MD	Jul-04	Flex	3,955
Gateway West	Westminster, MD	Jul-04	Flex	5,971
4451 Georgia Pacific Boulevard	Frederick, MD	Jul-04	Multi-tenant industrial	6,717
2027 Goldenrod Lane	Germantown, MD	Jul-04	Flex	2,090
Girard Business Center	Gaithersburg, MD	Jul-04	Flex	7,612
Girard Place	Gaithersburg, MD	Jul-04	Flex	9,702
Old Courthouse Square	Martinsburg, WV	Jul-04	Retail	7,463
Patrick Center	Frederick, MD	Jul-04	Office	7,911
15 Worman’s Mill Court	Frederick, MD	Jul-04	Flex	2,612
7561 Lindbergh Drive	Gaithersburg, MD	Jul-04	Single-tenant industrial	1,940
West Park	Frederick, MD	Jul-04	Office	2,687
Woodland Business Center	Largo, MD	Jul-04	Office	2,537
Airpark Place	Gaithersburg, MD	Aug-04	Flex	—
15395 John Marshall Highway	Haymarket, VA	Oct-04	Single-tenant industrial	—
Crossways II	Chesapeake, VA	Oct-04	Flex	—
Norfolk Commerce Park II	Norfolk, VA	Oct-04	Flex	7,453
Windsor at Battlefield	Manassas, VA	Dec-04	Flex	—
4612 Navistar Drive	Frederick, MD	Dec-04	Single-tenant industrial	13,978
Campus at Metro Park North	Rockville, MD	Dec-04	Flex	25,594
Reston Business Campus	Reston, VA	Mar-05	Flex	—
1400 Cavalier Boulevard	Chesapeake, VA	Apr-05	Multi-tenant industrial	—
Enterprise Center	Chantilly, VA	Apr-05	Flex	19,410
Glenn Dale Business Center	Glenn Dale, MD	May-05	Multi-tenant industrial	8,825
Gateway Centre	Manassas, VA	Jul-05	Flex	1,786
1434 Crossways Boulevard	Chesapeake, VA	Aug-05	Office	20,079
Gateway Hampton Roads	Hampton, VA	Sep-05	Multi-tenant industrial	—
403/405 Glenn Drive	Sterling, VA	Oct-05	Flex	9,037
Diamond Hill Distribution Center	Chesapeake, VA	Oct-05	Multi-tenant industrial	—
Linden Business Center	Manassas, VA	Oct-05	Flex	7,645
Owings Mills Business Center	Owings Mills, MD	Nov-05	Flex	5,829
Prosperity Business Center	Merrifield, VA	Nov-05	Multi-tenant industrial	3,966
1000 Lucas Way	Hampton, VA	Dec-05	Flex	—
River’s Bend Center	Chester, VA	Jan-06	Multi-tenant industrial	—
Northridge I&II	Ashland, VA	Jan-06	Multi-tenant industrial	—
Crossways I	Chesapeake, VA	Feb-06	Flex	—
Sterling Park Business Center	Sterling, VA	Feb-06	Flex	—
1408 Stephanie Way	Chesapeake, VA	May-06	Flex	—
Airpark Business Center	Richmond, VA	Jun-06	Flex	1,612
Chesterfield Business Center	Richmond, VA	Jun-06	Flex	5,694
Hanover Business Center	Ashland, VA	Jun-06	Flex	4,448
Gateway 270 West	Clarksburg, MD	Jul-06	Flex	—
Davis Drive	Sterling, VA	Aug-06	Flex	—
Indian Creek Court	Beltsville, MD	Aug-06	Multi-tenant industrial	13,559
Gateway II	Norfolk, VA	Nov-06	Flex	—
Owings Mills Commerce Center	Owings Mills, MD	Nov-06	Flex	—
Park Central	Richmond, VA	Nov-06	Flex	11,690

				$391,393

	Building &	Since		Building &		Accumulated
Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation

$443	$3,103	$1,177	$442	$4,281	$4,723	$1,022
6,265	35,433	2,068	6,265	37,501	43,766	8,919
3,592	7,652	1,830	3,592	9,482	13,074	2,465
528	2,421	231	528	2,652	3,180	611
528	2,423	265	528	2,688	3,216	573
5,160	23,660	2,459	5,160	26,119	31,279	7,096
3,135	10,354	4,513	3,135	14,867	18,002	3,526
1,365	5,119	765	1,483	5,766	7,249	1,657
1,323	4,967	344	1,554	5,080	6,634	1,608
2,675	10,196	1,274	2,675	11,470	14,145	2,278
3,404	12,824	1,146	3,404	13,970	17,374	2,734
1,922	7,026	729	1,922	7,755	9,677	1,432
2,185	8,972	295	2,185	9,267	11,452	909
10,046	27,243	540	10,045	27,784	37,829	2,354
4,087	14,651	416	4,082	15,072	19,154	1,193
1,795	8,689	58	1,795	8,747	10,542	615
3,136	8,642	—	3,136	8,642	11,778	589
3,680	7,697	357	3,677	8,057	11,734	561
1,717	3,943	26	1,715	3,971	5,686	293
891	6,925	760	890	7,686	8,576	591
3,445	8,923	—	3,445	8,923	12,368	612
1,416	2,060	85	1,415	2,146	3,561	174
4,675	7,151	154	4,671	7,309	11,980	557
5,170	9,507	45	5,165	9,557	14,722	687
3,485	12,862	—	3,485	12,862	16,347	1,037
1,778	8,721	113	1,777	8,835	10,612	636
546	3,329	4	545	3,334	3,879	249
2,966	306	—	2,966	306	3,272	31
520	5,177	284	520	5,461	5,981	377
1,323	2,920	256	1,322	3,177	4,499	247
2,697	7,141	248	2,697	7,389	10,086	474
2,736	7,301	6,121	2,736	13,422	16,158	504
1,036	6,254	—	1,036	6,254	7,290	438
1,221	8,693	474	1,221	9,167	10,388	769
3,228	11,696	1,714	3,228	13,410	16,638	1,055
3,808	18,658	—	3,808	18,658	22,466	974
9,220	32,056	87	9,220	32,143	41,363	2,076
1,996	8,778	139	1,996	8,917	10,913	481
1,387	11,362	171	1,387	11,533	12,920	532
3,728	27,274	543	3,728	27,817	31,545	1,332
3,369	14,504	569	3,369	15,073	18,442	664
3,015	6,734	218	3,015	6,952	9,967	498
4,447	24,739	222	4,815	24,593	29,408	1,272
4,132	10,674	47	4,132	10,721	14,853	343
3,940	12,547	155	3,940	12,702	16,642	501
3,290	24,949	174	3,290	25,123	28,413	821
4,829	10,978	20	4,829	10,998	15,827	466
1,382	7,416	594	1,382	8,010	9,392	263
5,881	3,495	23	5,881	3,518	9,399	126
2,592	8,563	136	2,592	8,699	11,291	455
3,153	26,294	142	3,153	26,436	29,589	1,022
1,172	7,417	50	1,172	7,467	8,639	286
2,657	11,597	318	2,657	11,915	14,572	406
19,898	10,750	911	19,898	11,661	31,559	281
1,292	3,899	37	1,292	3,936	5,228	58
250	2,814	8	250	2,822	3,072	42
900	13,335	19	900	13,354	14,254	193
1,794	11,561	45	1,795	11,605	13,400	173
18,302	20,562	14	18,302	20,576	38,878	286
1,614	3,611	(35)	1,614	3,576	5,190	51
5,673	17,168	37	5,673	17,205	22,878	193
1,360	2,293	—	1,360	2,293	3,653	11
3,323	12,295	—	3,323	12,295	15,618	95
1,789	19,712	—	1,789	19,712	21,501	67

$214, 312	$700,016	$33,395	$215,004	$732,719	$947,723	$62,841

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years. The tax basis of the assets above is $958,302 at December 31, 2006.
(a) Reconciliation of Real Estate
     The following table reconciles the real estate investments for the three years ended December 31, 2006 (amounts in thousands):

	2006	2005	2004
Balance at beginning of year	$710,956	$491,031	$226,361
Acquisitions of rental property	226,485	215,593	268,287
Capital expenditures	18,282	5,081	2,605
Cost of real estate sold	(7,708)	—	(6,221)
Dispositions	(292)	(749)	(1)

Balance at end of year	$947,723	$710,956	$491,031

(b) Reconciliation of Accumulated Depreciation
     The following table reconciles the accumulated depreciation on the real estate investments for the three years ended December 31, 2006 (amounts in thousands):

	2006	2005	2004
Balance at beginning of year	$42,226	$27,094	$18,026
Depreciation of acquisitions of rental property	3,164	2,217	1,769
Depreciation of all other rental property and capital expenditures	18,640	13,061	7,487
Dispositions – real estate sold	(1,104)	—	(184)
Dispositions – write-off	(85)	(146)	(4)

Balance at end of year	$62,841	$42,226	$27,094

Exhibit Index

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003.
4.2(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.
4.3(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.
4.4(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.
4.5(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.
4.6(6)	Subsidiary Guaranty, dated as of June 22, 2006.
4.7(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.
4.8(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.
10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.
10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.
10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.
10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.
10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.
10.14(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Rumsey/Snowden Holding LLC and First Potomac Realty Investment Limited Partnership.
10.15(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Greenbrier/Norfolk Holding LLC and First Potomac Realty Investment Limited Partnership.
10.16(1)	Contribution Agreement, dated July 18, 2003, by and between the Investors in Kristina Way, LLC and Newington Terminal Associates LLC and First Potomac Realty Investment Limited Partnership.
10.17(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and FPM Management, LLC, as acquirer, dated July 18, 2003.
10.18(1)	Contribution Agreement between First Potomac Management, Inc., as contributor, and First Potomac Realty Investment Limited Partnership, as acquirer, dated July 18, 2003.
10.19(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.
10.20(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

Exhibit	Description of Document
10.21(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.
10.22(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.
10.23(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.
10.24(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.
10.25(10)	Summary of 2004 Cash Incentive Compensation, 2005 Base Salary Compensation and 2005 Restricted Stock Awards.
10.26(11)	Summary of 2006 Non-Employee Trustee Compensation.
10.27(1)	2003 Equity Compensation Plan.
10.28(12)	Amendment No. 1 to Equity Compensation Plan.
10.29(13)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, as Managing Administrative Agent, and Wells Fargo Bank.
10.30(14)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.
10.31(15)	First Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated June 28, 2005.
10.32(16)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.
10.33(17)	Second Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated October 12, 2005.
10.34(18)	Joinder Agreement, by and between, Gateway Hampton Roads, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.35(19)	Joinder Agreement, by and between FP Campostella Road, LLC, FP Diamond Hill, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.
10.36(20)	Agreement between First Potomac Realty Investment Limited Partnership and Louis T. Donatelli, dated as of February 28, 2006.
10.37(21)	Agreement and Plan of Merger by and between First Potomac Management Inc. and the Registrant, dated as of February 28, 2006.
10.38(22)	Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank N.A., Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and Key Bank N.A. as Administrative Agent, dated as of April 28, 2006.
10.39(23)	2006 Base Salary Compensation.
10.40(24)	Form of Restricted Common Shares Award Agreement for Officers.
10.41(25)	Form of Restricted Common Shares Award Agreement for Trustees.
10.42(26)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.
10.43(27)	Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.
10.44(28)	Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.
12*	Statement Regarding Computation of Ratios.
21*	Subsidiaries of the Registrant.
23*	Consent of KPMG LLP (independent registered public accounting firm).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(11)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on December 7, 2005.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006.

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

*	Filed herewith.