Form 10-Q
period 2007-03-31
FIRST POTOMAC REALTY TRUST
filed 2007-05-10
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
☑ Large Accelerated Filer       ☐ Accelerated Filer       ☐ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐       NO ☑
As of May 10, 2007, there were 24,212,004 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets:
Rental property, net	$931,074	$884,882
Cash and cash equivalents	5,412	41,367
Escrows and reserves	12,576	11,139
Accounts and other receivables, net of allowance for doubtful accounts of $546 and $334, respectively	4,013	4,212
Accrued straight-line rents, net of allowance for doubtful accounts of $43 and $41, respectively	5,450	4,973
Deferred costs, net	9,527	9,006
Prepaid expenses and other assets	6,771	6,191
Intangible assets, net	33,527	32,797

Total assets	$1,008,350	$994,567

Liabilities:
Mortgage loans	$389,336	$391,393
Exchangeable senior notes, net of discount	122,375	122,234
Senior notes	75,000	75,000
Unsecured revolving credit facility	27,000	—
Accounts payable and accrued expenses	7,882	8,898
Accrued interest	5,020	2,420
Rents received in advance	3,801	3,196
Tenant security deposits	5,238	4,965
Deferred market rent	8,645	8,883

Total liabilities	644,297	616,989

Minority interests	11,028	13,992

Shareholders’ equity:
Common shares, $0.001 par value, 100,000,000 shares authorized: 24,127,824 and 24,126,886 shares issued and outstanding, respectively	24	24
Additional paid-in capital	428,132	430,271
Dividends in excess of accumulated earnings	(75,131)	(66,709)

Total shareholders’ equity	353,025	363,586

Total liabilities and shareholders’ equity	$1,008,350	$994,567

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues:
Rental	$24,920	$20,319
Tenant reimbursements and other	5,056	4,055

Total revenues	29,976	24,374

Operating expenses:
Property operating	6,558	4,702
Real estate taxes and insurance	2,634	2,172
General and administrative	2,966	2,534
Depreciation and amortization	9,948	7,863

Total operating expenses	22,106	17,271

Operating income	7,870	7,103

Other expenses (income):
Interest expense	8,289	6,590
Interest and other income	(194)	(403)

Total other expenses	8,095	6,187

Income (loss) from continuing operations before minority interests	(225)	916

Minority interests	5	(52)

Income (loss) from continuing operations	(220)	864

Discontinued operations
Income from operations of disposed property	—	259
Minority interests in discontinued operations	—	(15)

Income from discontinued operations	—	244

Net income (loss)	$(220)	$1,108

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.04
Income from discontinued operations	—	0.01

Net income (loss)	$(0.01)	$0.05

Weighted average common shares outstanding – basic	24,026	20,168
Weighted average common shares outstanding – diluted	24,026	20,403
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(220)	$1,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	—	3
Minority interests	—	15
Depreciation and amortization	10,147	7,918
Stock based compensation	314	460
Bad debt expense (recovery)	194	(34)
Amortization of deferred market rent	(434)	(543)
Amortization of deferred financing costs and bond discount	400	209
Amortization of rent abatement	212	45
Minority interests	(5)	52
Changes in assets and liabilities:
Escrows and reserves	(1,437)	(834)
Accounts and other receivables	14	(592)
Accrued straight-line rents	(485)	(395)
Prepaid expenses and other assets	746	79
Tenant security deposits	273	205
Accounts payable and accrued expenses	(894)	(396)
Accrued interest	2,601	978
Rent received in advance	604	288
Deferred costs	(915)	(508)

Total adjustments	11,335	6,950

Net cash provided by operating activities	11,115	8,058

Cash flows from investing activities
Purchase deposit on future acquisitions	(1,500)	—
Additions to rental property	(1,552)	(724)
Additions to construction in progress	(3,001)	(170)
Acquisition of land parcels	—	(714)
Acquisition of rental property and associated intangible assets	(51,967)	(86,968)

Net cash used in investing activities	(58,020)	(88,576)

Cash flows from financing activities
Financing costs	(381)	(480)
Proceeds from debt	27,000	110,500
Repayments of debt	(2,057)	(21,114)
Redemption of partnership units	(5,170)	—
Dividends to shareholders	(8,201)	(6,230)
Distributions to minority interests	(261)	(432)
Stock option exercises	20	109

Net cash provided by financing activities	10,950	82,353

Net increase (decrease) in cash and cash equivalents	(35,955)	1,835

Cash and cash equivalents, beginning of period	41,367	3,356

Cash and cash equivalents, end of period	$5,412	$5,191

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
(a) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning, developing and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At March 31, 2007, the Company was the sole general partner of and owned a 96.9% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying consolidated financial statements.
     As of March 31, 2007, the Company owned 69 properties consisting of 160 buildings totaling approximately 10.9 million square feet. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(b) Principles of Consolidation
     The unaudited consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and First Potomac Management LLC. All intercompany balances and transactions have been eliminated in consolidation.
     The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and as amended from time to time in other filings with the Securities and Exchange Commission.
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of March 31, 2007 and the results of its operations and cash flows for the quarters ended March 31, 2007 and 2006. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions occurring throughout the year.
(c) Use of Estimates
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
(d) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its industrial and flex properties. The Company recognizes rental revenue on a straight-line basis over the life of the respective leases in accordance with SFAS No. 13, Accounting for Leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatements or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to earnings in the period in which the determination is made.
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
(e) Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(f) Escrows and Reserves
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
     The Company reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses and capital improvement costs. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate.
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

     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. Total interest expense capitalized to construction in progress was $192 thousand and $19 thousand for the three months ended March 31, 2007 and 2006, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.
(h) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Fair value of the real estate acquired was determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis was allocated as follows:
▪	value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to twenty years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(i) Intangible Assets
     Intangible assets include the value of acquired tenant or customer relationships and the origination value of leases in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics the Company considers include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. The Company determines the fair value of the cost of acquiring existing tenants by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be fully charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to above-market rents acquired is recorded as a component of deferred costs. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease including amounts related to the reimbursement of fixed operating costs and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenues over the initial term of the related leases. The accumulated amortization of intangible assets was $27 million and $24 million at March 31, 2007 and December 31, 2006, respectively.

     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheet. Goodwill is assessed for impairment annually at the end of our fiscal year and in interim periods if certain events occur, such as the loss of key personnel, indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”). SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three months ended March 31, 2007 and 2006.
(j) Derivatives and Hedging
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company may enter into derivative agreements to mitigate exposure to unexpected changes in interest rates and may use interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company will only enter into these agreements with highly rated institutional counterparts.
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
     The Company did not enter into any derivative contracts during the three months ended March 31, 2007 or 2006, and had no accumulated other comprehensive income or loss related to derivatives during these respective periods.
(k) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any nondeductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive for the three months ended March 31, 2007 and 2006.
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
     The Company owned 96.2% of the outstanding Operating Partnership units at December 31, 2006. During the first quarter of 2007, the Company purchased, from unaffiliated limited partners, 178,049 Operating Partnership units for an aggregate purchase price of $5.2 million. There were no redemptions of Operating Partnership units for common shares during the first quarter of 2007. As of March 31, 2007, the Company owned a 96.9% interest in the Operating Partnership with 762,605 Operating Partnership units held by other limited partners. Based on the closing share price of the Company’s common stock at the end of the first quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all outstanding Operating Partnership units at March 31, 2007 would be approximately $21.8 million.

(m) Earnings Per Share
     Basic earnings (loss) per share (“EPS”), is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options, nonvested shares and Operating Partnership units, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share both before and after consideration of income from discontinued operations and income (loss) available to common shareholders for the three months ended March 31 (amounts in thousands, except per share amounts):

	2007	2006
Numerator for basic and diluted per share calculations:
Income (loss) from continuing operations	$(220)	$864
Income from discontinued operations	—	244

Net income (loss)	$(220)	$1,108

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding – basic	24,026	20,168
Effect of dilutive shares:
Employee stock options and nonvested shares (1)	—	235

Weighted average shares outstanding — diluted	24,026	20,403

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.04
Discontinued operations	—	0.01

Net income (loss)	$(0.01)	$0.05

(1)	Employee stock options and nonvested shares totaling 246 for 2007 are not included as they are anti-dilutive.
(n) Share Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified-prospective-transition method. Under this method, compensation cost for the three months ended March 31, 2007 and 2006 include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company has elected to recognize equity compensation costs on a straight-line basis over the requisite service period for each award.
     The Company has issued stock-based compensation in the form of stock options and nonvested shares as permitted in the Company’s 2003 Equity Compensation Plan (“the Plan”). The Plan provides for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan are non-qualified, and all employees and non-employee trustees are eligible to receive grants.
     Stock Options Summary
     During the first quarter of 2007, the Company issued 86,850 options under the Plan to its employees. The options are exercisable at the closing value of the Company’s stock on the grant date and have a term of ten years. The options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The Company recognized $0.1 million of compensation expense related to stock options during each of the three month periods ended March 31, 2007 and 2006.

     A summary of the Company’s stock options as of January 1, 2007 and changes during the three months ended March 31, 2007 is presented below:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, December 31, 2006	588,283	$17.73	7.2 years	$6,693,254
Granted	86,850	29.12
Exercised	(938)	21.36
Forfeited	(8,519)	26.37

Outstanding, March 31, 2007	665,676	$19.10	7.3 years	$6,347,994

Exercisable, March 31, 2007	415,693	$16.57	6.8 years	$4,989,309
Options expected to vest, March 31, 2007	227,471	$22.98	8.2 years	$1,309,020
Option Exercises
     The weighted average grant-date fair value of each option granted during 2007 was $4.25. The total intrinsic value of options exercised was $7 thousand during the three months ended March 31, 2007. Shares issued as a result of stock option exercises are funded through the issuance of new shares.
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
     The assumptions used in the fair value determination of stock options granted in 2007 are summarized as follows:

2007
Weighted average risk free interest rate	4.70%
Expected volatility	21.0%
Expected dividend yield	4.71%
Weighted average expected life of options	5 years
     Nonvested share awards
     The Company had 102,111 non-vested shares outstanding as of March 31, 2007. No additional awards were issued during the three months ended March 31, 2007. The Company had $1.6 million of unrecognized compensation cost related to these shares at March 31, 2007 and recognized $0.2 million of expense during the three months then ended. Effective April 1, 2007, the Company granted 68,480 restricted common shares in two separate awards to its executive officers. The first award of 34,240 shares will vest 25% per year over the four year award term. The second award of 34,240 shares awarded will vest upon achievement of specified performance conditions. The Company did not recognize any expense associated with these awards in the first quarter of 2007.
(o) Application of New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxed subject to FASB Statement No. 109, Accounting for Income Taxes. The Company is structured to qualify as a REIT and, therefore, is not subject to federal income tax if it distributes 100% of its taxable REIT income to its shareholders. As the Company fully intends to meet the requirements to qualify as a REIT, it does not record an income tax provision on its statement of operations or accrue any income tax liability. The Company adopted the provisions of FIN 48 on January 1, 2007 and the adoption of this statement did not have an impact on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (“FAS 159”). FAS 159, allows an entity to choose to measure many financial instruments and certain other items at fair value. The standard is effective for fiscal years beginning after November 15, 2007, which would be effective for the Company’s fiscal beginning January 1, 2008. The Company is in the process of evaluating how the adoption of FAS 159 will impact its financial statements.
(2) Rental Property
     Rental property represents 69 and 65 industrial and flex rental properties as of March 31, 2007 and December 31, 2006, respectively, all located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
Land	$224,209	$215,004
Buildings and improvements	725,986	687,901
Construction in process	9,858	6,980
Tenant improvements	30,427	27,958
Furniture, fixtures and equipment	9,877	9,880

	1,000,357	947,723
Less: accumulated depreciation	(69,283)	(62,841)

	$931,074	$884,882

     Development and Construction Activity
     During 2006, the Company commenced development activity at several of our properties, as well as certain land parcels. Through March 31, 2007, the Company had development activities underway at 15395 John Marshall Highway, Crossways Commerce Center I, Snowden Center, 1400 Cavalier Boulevard and Sterling Park Business Center. The majority of these costs were incurred for the 112,000 square-foot warehouse building addition at 15395 John Marshall Highway. This addition is fully pre-leased to the current sole tenant of this property and was placed in service on April 1, 2007. The Company also intends to redevelop a 75,747 square foot vacant building at Ammendale Commerce Center that was acquired in March 2007. The building is expected to remain out of service for the balance of 2007 during the estimated one year redevelopment period.
     Acquisitions
     During the first quarter of 2007, the Company purchased the following properties (dollars in thousands) :

		Acquisition	Property	Square	Leased at	Acquisition
	Location	Date	Type	Feet	March 31, 2007	Cost

Greenbrier Circle Corporate Center	Chesapeake, VA	1/9/2007	Flex	229,163	96%	$25,538
Greenbrier Technology Center I	Chesapeake, VA	1/9/2007	Flex	95,843	83%	10,670
Pine Glen	Richmond, VA	2/20/2007	Flex	86,720	100%	5,382
Ammendale Commerce Center [1]	Beltsville, MD	3/28/2007	Flex	129,358	41%	10,377

Total				541,084	81%	$51,967

[1]	Includes a 75,747 square-foot vacant building, which was taken out of service upon acquisition. The building is currently being redeveloped.
     As discussed in Note 1, we allocate the purchase price to land, building, tenant improvements and in-place leases based on their fair values in accordance with SFAS 141. The value of above and below market in-place leases is based on the present value of the difference between the contractual rent and the market rents over the remaining non-cancelable lease term (using a discount rate that reflects the risks associated with the leases acquired).

     The aggregate purchase cost of properties acquired during the three months ended March 31, 2007 was allocated as follows (amounts in thousands):

Land	$9,204
Acquired tenant improvements	1,503
Building and improvements	37,592
In-place leases intangible	3,289
Acquired leasing commissions	449
Customer relations intangible	3
Above-market leases acquired	329

Total assets acquired	52,369

Below-market leases acquired	(402)

Net assets acquired	$51,967

     The pro forma financial information set forth below, presents results as if all of the Company’s 2007 and 2006 acquisitions, dispositions, common share offerings and senior note offerings had occurred on January 1, 2006. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2007	2006
Pro forma total revenues	$30,282	$30,134
Pro forma net loss	$(204)	$(336)
Pro forma basic and diluted loss per share	$(0.01)	$(0.01)
(3) Discontinued Operations
     Income from discontinued operations represents the revenues and expenses associated with 6600 Business Parkway, which was sold in May 2006. The property was located in the Company’s Maryland reporting segment. The Company has had no continuing involvement with the property subsequent to its disposal and recognized a gain of $7.5 million on the sale of the property.
     The following table summarizes the components of income from discontinued operations for the three months ended March 31 (amounts in thousands):

2006
Revenue	$307
Income from operations of disposed property	$244
(4) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	March 31,	December 31,
	2007	2006
Mortgage debt, effective interest rates ranging from 5.13% to 8.53% maturing at various dates through June 2021	$389,336	$391,393
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, matures December 2011	122,375	122,234
Series A senior notes, effective interest rate of 6.41%, matures June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, matures June 2016	37,500	37,500
Credit facility, with a variable interest rate of LIBOR + 1.20%, matures April 2009	27,000	—

	$613,711	$588,627

(a) Mortgage Debt
     At March 31, 2007 and December 31, 2006, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective	Earliest Maturity	March 31,	December 31,
Property	Interest Rate	Interest Rate	Date	2007	2006
Herndon Corporate Center	5.11%	5.66%	April 2008	$8,626	$8,654
Norfolk Commerce Park II	6.90%	5.28%	August 2008	7,389	7,453
Suburban Maryland Portfolio	6.71%	5.54%	September 2008	75,279	75,841
Glenn Dale Business Center	7.83%	5.13%	May 2009	8,743	8,825
4200 Tech Court	8.07%	8.07%	October 2009	1,769	1,776
Park Central I	8.00%	5.66%	November 2009	5,160	5,216
4212 Tech Court	8.53%	8.53%	June 2010	1,725	1,730
Park Central II	8.32%	5.66%	November 2010	6,406	6,474
Enterprise Center	8.03%	5.20%	December 2010	19,250	19,410
Indian Creek Court	7.80%	5.90%	January 2011	13,468	13,559
403 and 405 Glenn Drive	7.60%	5.50%	July 2011	8,975	9,037
4612 Navistar Drive	7.48%	5.20%	July 2011	13,877	13,978
Campus at Metro Park North	7.11%	5.25%	February 2012	25,422	25,594
1434 Crossways Boulevard Bldg II	7.05%	5.38%	August 2012	10,774	10,854
Crossways Commerce Center	6.70%	6.70%	October 2012	25,636	25,727
Newington Business Park Center	6.70%	6.70%	October 2012	16,171	16,229
Prosperity Business Center	6.25%	5.75%	January 2013	3,940	3,966
Aquia Commerce Center I	7.28%	7.28%	February 2013	805	831
1434 Crossways Boulevard Bldg I	6.25%	5.38%	March 2013	9,166	9,225
Linden Business Center	6.01%	5.58%	October 2013	7,611	7,645
Owings Mills Business Center	5.85%	5.75%	March 2014	5,807	5,829
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	5.19%	August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%	August 2015	1,032	1,055
Building B	4.00%	8.00%	June 2016	1,923	1,941
Building C	7.88%	6.63%	December 2017	1,430	1,452
Chesterfield Business Center:
Buildings CDGH	8.50%	6.63%	August 2015	2,681	2,740
Buildings ABEF	7.45%	6.63%	June 2021	2,924	2,954
Gateway Centre	7.35%	5.88%	November 2016	1,752	1,786
Airpark Business Center	7.45%	6.63%	June 2021	1,595	1,612

Total Mortgage Debt		5.51%[1]		$389,336	$391,393

[1]	Weighted average interest on total mortgage debt.
(b) Credit Facility
     During the first quarter of 2007, the Company borrowed $27.0 million on its unsecured revolving credit facility to fund the acquisitions of Pine Glen and Ammendale Commerce Center and for other corporate purposes. The weighted average borrowings outstanding on the credit facility during the three months ended March 31, 2007 were $10.0 million with a weighted average interest rate of 6.58%, compared to $63.3 million and 6.32%, respectively, during the same period in 2006.
     On March 31, 2007, the Company was not in compliance with a covenant under its credit facility that required a minimum level of occupancy in its borrowing base properties. Under the terms of the credit facility, the Company had the right to cure this non-compliance by re-submitting the compliance test within five days with a revised borrowing base, but the Company entered into an amended and restated credit agreement on April 4, 2007 that modified this occupancy covenant, and subsequent to this modification the Company is in compliance.
(5) Segment Information
     The Company’s reportable segments consist of three distinct reporting and operational segments within the broader Southern Mid-Atlantic geographic area in which it operates: the Maryland, Northern Virginia and Southern Virginia regions.
     During the first quarter of 2007, the Company completed changes in its internal reporting and organizational structure that are designed to better monitor and assess the performance of the properties within its three segments. The implementation of segment reporting is consistent with the Company’s assessment of results and decision making regarding the operational performance and profitability of properties within each regional segment. The Company evaluates the performance of its segments based on the operating results of the properties located within each segment excluding large non-recurring gains and losses, gains from sale of assets, senior note or credit facility interest expense and general and administrative costs or any other indirect corporate expenses to the segments. In addition, the segments do not have significant non-cash items other than bad debt expense and, depreciation and amortization expense reported in its operating results. There are no inter-segment sales or transfers.
     The results of operations for the Company’s three reportable segments for the three months ended March 31 are as follows (dollars in thousands):

	2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	25	19	25	69
Number of buildings	61	48	51	160
Square feet	3,187,158	2,868,509	4,797,747	10,853,414

Total revenues	$9,844	$10,114	$10,018	$29,976
Property operating expense	(2,150)	(2,293)	(2,115)	(6,558)
Real estate taxes and insurance	(861)	(823)	(950)	(2,634)

Total property operating income	$6,833	$6,998	$6,953	20,784

Depreciation expense				(9,948)
Interest expense				(8,289)
General and administrative				(2,966)
Other				199

Net loss				$(220)

Total assets	$365,300	$317,594	$281,241	$1,008,350

	2006
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	21	18	16	55
Number of buildings	47	47	28	122
Square feet	2,560,485	2,816,221	3,673,661	9,050,367

Total revenues	$7,763	$9,631	$6,980	$24,374
Property operating expense	(1,531)	(1,868)	(1,303)	(4,702)
Real estate taxes and insurance	(668)	(837)	(667)	(2,172)

Total property operating income	$5,564	$6,926	$5,010	17,500

Depreciation expense				(7,863)
Interest expense				(6,590)
General and administrative				(2,534)
Other				351
Income from discontinued operations				244

Net income				$1,108

Total assets	$278,147	$301,906	$169,032	$814,457

(6) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the three months ended March 31 are as follows (amounts in thousands):

	2007	2006
Cash paid for interest	$6,043	$6,176
Non-cash investing and financing activities:
Issuance of common shares to trustees	—	137
Conversion of Operating Partnership units	—	4,910
Accrued additions to construction in progress	1,250	—
     Cash paid for interest on indebtedness is net of capitalized interest of $192 thousand and $19 thousand for the three months ended March 31, 2007 and 2006, respectively.
     During the three months ended March 31, 2006, 343,333 Operating Partnership units (“OP units”) were redeemed for the Company’s common shares. There were no OP unit redemptions for the Company’s common shares during the three months ended March 31, 2007.
(7) Subsequent Events
     On April 4, 2007, the Company entered into a first amendment to its unsecured revolving credit facility, which extends the facility’s maturity by one year to April 26, 2010, with the ability to further extend the maturity to April 26, 2011. Also, the first amendment lowers the Company’s permitted maximum total indebtedness from 65% to 60% of its total asset value, as defined in its credit facility agreement, and lowers the interest rate spread from 120 to 160 basis points over LIBOR to 80 to 135 basis points over LIBOR.
     On April 16, 2007, the Company filed a shelf registration statement with the Securities and Exchange Commission. This filing permits the Company to offer and sell common shares, preferred shares and debt securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933.
     On May 1, 2007, the Company acquired River’s Bend Center II, a two-building, 302,400 square-foot flex/office property in Chester, Virginia, for $17.7 million and an additional 102 acres of land. The property was 92% leased to five tenants. The acquisition was funded with $16.0 million of borrowings on the Company’s credit facility and available cash.

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
     The Company is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning, developing and operating industrial and flex properties in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company strategically focuses on acquiring properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial and flex properties. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while flex properties combine office building features with industrial property space. As of March 31, 2007, the Company owned 69 properties, totaling approximately 10.9 million square-feet, which were 87.2% occupied to a total of 617 tenants through 771 leases. As of March 31, 2007, the Company’s largest tenant was the U.S. Government, which represented 8.7% of the Company’s total annualized base rental revenue. The Company derives substantially all of its revenue from leases on its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (“Operating Partnership”). At March 31, 2007, the Company was the sole general partner of and owned a 96.9% interest in the Operating Partnership. The remaining 3.1% interest in the Operating Partnership consists of limited partnership interests owned by contributors of properties and other assets to our Operating Partnership and are presented as minority interests for accounting purposes.
Executive Summary
     The Company’s net loss for the first quarter of 2007 was $0.2 million, or $0.01 per diluted share, compared with net income of $1.1 million, or $0.05 per diluted share, for the first quarter of 2006. The Company’s funds from operations (“FFO”) for the first quarter of 2007 were $9.7 million, or $0.39 per diluted share, compared with $9.0 million, or $0.42 per diluted share, for the first quarter of 2006. During the first quarter of 2007, the Company incurred significantly higher than anticipated snow removal costs and charges of approximately $0.2 million related to acquisition property audits necessary to file certain registration statements with the SEC and costs associated with proposed acquisitions that were not completed.
Significant First Quarter Transactions
Acquisition Activity
          Acquired the following properties:
•	Greenbrier Circle Corporate Center, a two-building 229,163 square-foot flex/office property in Chesapeake, Virginia, and Greenbrier Technology Center I, a 95,843 square-foot flex/office property in Chesapeake, Virginia, for a total of $36.0 million. The acquisition was funded with proceeds from the Company’s issuance of $125 million of Exchangeable Senior Notes in December 2006;

•	Pine Glen, an 86,720 square-foot flex/office property in Richmond, Virginia, for $5.3 million. The acquisition was funded with $5.0 million of borrowings under the Company’s credit facility and available cash; and

•	Ammendale Commerce Center, a three-building 129,358 square-foot flex/office property in Beltsville, Maryland, for $10.2 million. The acquisition was funded with $10.0 million of borrowings under the Company’s credit facility and available cash.

Development Activity
     As of March 31, 2007, the Company had commenced development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct flex and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction.
     As of March 31, 2007, the Company has incurred qualifying development expenditures for the properties noted below:
•	John Marshall Highway — a 112,000 square-foot flex warehouse building addition was fully pre-leased to the current sole tenant of this property. The addition was completed and placed in service on April 1, 2007. The total final cost of the building is approximately $8.3 million. Development costs incurred include architectural design, site and building engineering, site work and construction activities;

•	Crossways Commerce Center I — a 30,000 square-foot office building addition is underway. The development costs incurred include architectural design, site and building engineering, site work and concrete operations;

•	Snowden Center – a 4,500 square-foot new retail building is planned. Development costs incurred through March 31, 2007 include architectural design, site and building engineering and site planning;

•	Sterling Park Business Center – The Company began development efforts on approximately 25% of the total developable land at the property. Site planning for two 60,000 square-foot flex buildings is underway, although only one building is currently under design. Development costs incurred to date include overall master and site planning; geotechnical and wetland studies and architectural, mechanical, structural and engineering design for one building. Additional development costs are being incurred on several access roads required for the overall project acceptance and completion; and

•	1400 Cavalier Boulevard – a 96,000 square-foot warehouse building is underway with site engineering, building design and site work development costs incurred during the first quarter of 2007.
     The Company anticipates development efforts on these projects will continue throughout 2007. The Company intends to redevelop a 75,747 square-foot building acquired with Ammendale Commerce Center and anticipates the building will remain out of service during the estimated one year redevelopment period. Additional development projects may be undertaken that could extend beyond 2007.
Other Activity
•	The Company executed new leases for 170,226 square feet, which include 68,900 square-feet at Diamond Hill Distribution Center, 17,521 square-feet at Sterling Park Business Center and 14,164 square-feet at Chesterfield Business Center. Rent will commence under the terms of these new leases over the next two quarters;

•	The Company renewed leases for 274,342 square-feet, to existing tenants, which include 120,600 square-feet at Diamond Hill Distribution Center and 20,531 square-feet at Sterling Park Business Center; and

•	The Company purchased, from unaffiliated limited partners, 178,049 Operating Partnership units in its Operating Partnership for $5.2 million in cash.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in its consolidated financial statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectibility of accounts receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate and stock-based compensation.

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
     The Company must make estimates of the collectibility of its accounts receivables related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income as a higher required allowance for doubtful accounts receivable will result in lower net income.
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
     The Company reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses and capital improvement costs. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate.
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
     During the second quarter of 2006, the Company sold a property located at 6600 Business Parkway in Elkridge, Maryland. As a result, operating results for the property during the first quarter of 2006 are reflected as discontinued operations in the Company’s consolidated statement of operations. The Company has had no continued involvement with the property subsequent to its disposal.

Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Fair value of the real estate assets acquired is determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the net carrying value of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis is allocated as follows:
▪	value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred and leasing commissions;

▪	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts and market rents over the remaining non-cancelable lease terms, ranging from one to twenty years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Stock Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, which requires that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).
Results of Operations
     Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006
     The results of operations for the three months ended March 31, 2007 and 2006 are presented below.
     2007 Acquisitions
     The Company acquired the following four properties at an aggregate purchase cost of $52.0 million during the three months ended March 31, 2007: Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and Ammendale Commerce Center. Collectively, the properties are referred to as the “2007 Acquisitions.”
     2006 Acquisitions
     The Company acquired the following 14 properties at an aggregate purchase cost of $237.6 million during 2006: River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270 West, Davis Drive, Indian Creek Court, Gateway II, Owings Mills Commerce Center and Park Central. Collectively, the properties are referred to as the “2006 Acquisitions.”
     The balance of the portfolio is referred to as the “Remaining Portfolio.”

Total Revenues
     Total revenues are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change
Rental revenue	$24,920	$20,319	$4,601	23%
Tenant reimbursements and other	$5,056	$4,055	$1,001	25%
     Rental Revenues
     Rental revenue is comprised of contractual rent, including the impacts of straight-line revenue, and the amortization of above and below market leases. Rental revenue increased $4.6 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase in rental revenue is primarily the result of the Company’s recent acquisitions, as the 2006 Acquisitions and 2007 Acquisitions contributed rental revenue of $3.5 million and $0.9 million to the portfolio for the three months ended March 31, 2007, respectively. The balance of the increase can be attributed to higher rental rates on new and renewal leases on the Remaining Portfolio. The $4.6 million increase in total rental revenues include $1.4 million, $0.5 million and $2.7 million of increased revenues for the Company’s Maryland, Northern Virginia and Southern Virginia reporting segments, respectively. The significant increase in Southern Virginia’s rental revenue can be attributed to a larger increase in property acquisitions as twelve of the eighteen properties acquired by the Company since January 1, 2006 were located within this segment.
     The Company’s portfolio was 87.2% occupied at March 31, 2007, compared to 89.3% occupied during the same period in 2006. The change can be primarily attributed to certain 2006 Acquisitions having vacancy rates in excess of our portfolio, such as Gateway 270 West and 1408 Stephanie Way, which were 57.0% and 64.6% occupied, respectively, at March 31, 2007.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $1.0 million during the three months ended March 31, 2007, compared with the same period in 2006. The increase is primarily due to the impact from the 2006 Acquisitions, which resulted in $0.8 million of additional tenant reimbursements and other revenues during the three months ended March 31, 2007, compared to the same period in 2006. The 2007 Acquisitions contributed an additional $0.1 million of tenant reimbursements and other revenues for the three months ended March 31, 2007. Further, the Remaining Portfolio contributed an additional $0.1 million of tenant reimbursements and other revenues due to an increase in tenant recoveries and termination fees. The $1.0 million increase in tenant reimbursements and other revenues is primarily due to the $0.6 million and $0.4 million for the Company’s Maryland and Southern Virginia reporting segments, respectively, and can be attributed to increased operating expenses as well as the 2006 Acqusitions. Tenant reimbursement and other revenues for the Company’s Northern Virginia segment remained relatively consistent period over period.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change
Property operating expenses	$6,558	$4,702	$1,856	39%
Real estate taxes and insurance	$2,634	$2,172	$462	21%

     Property operating expenses increased $1.9 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase is primarily due to higher property operating expenses of $0.9 million and $0.2 million of expenses associated with the 2006 and 2007 Acquisitions, respectively, for the three months ended March 31, 2007. The remaining increase in property operating expenses can be attributed to the Remaining Portfolio. The overall increase in property operating expenses was impacted largely by higher snow removal and utility costs which increased $0.6 million and $0.3 million, respectively, in 2007 compared to 2006. Property operating expenses increased $0.6 million, $0.5 million and $0.8 million for the Company’s Maryland, Northern Virginia and Southern Virginia reporting segments, respectively.
     Real estate taxes and insurance increased $0.5 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase is due to $0.4 million and $0.1 million in additional real estate taxes and insurance costs related to the 2006 and 2007 Acquisitions, respectively. This increase was slightly offset by generally lower real estate taxes that were incurred on the Remaining Portfolio as a result of assessment reductions. Real estate taxes and insurance increased $0.2 million and $0.3 million for the Company’s Maryland and Southern Virginia reporting segments, respectively. There was a slight decrease in real estate taxes and insurance for the Company’s Northern Virginia reporting segment.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change
General and administrative	$2,966	$2,534	$432	17%
     General and administrative expenses increased $0.4 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase is primarily due to increased personnel, resulting in higher compensation and benefits-related expenses. The number of employees of the Company, many of whom are included in corporate overhead, increased to 121 as of March 31, 2007, compared to 97 as of March 31, 2006. During the first quarter of 2007, the Company also incurred $0.2 million of charges related to acquisition property audits necessary to file certain registration statements with the SEC as well as costs associated with proposed acquisitions that were not completed.
     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change
Depreciation and amortization	$9,948	$7,863	$2,085	27%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.1 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase is primarily due to depreciation and amortization associated with the 2006 and 2007 Acquisitions, which generated $2.2 million and $0.6 million, respectively, in additional expense during the three months ended March 31, 2007, compared to the same period in 2006. The increase in depreciation and amortization expense was offset by lower expense incurred by the Remaining Portfolio, due to lower depreciation costs as a result of certain acquired tenant improvements, intangible in-place leases and customer relations amortizing in full as lease terms reached maturity.
     Other Expense
     Interest expense is summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change
Interest Expense	$8,289	$6,590	$1,699	26%

     Interest expense increased by $1.7 million for the three months ended March 31, 2007, compared to the same period in 2006. During 2006, the Company completed offerings of unsecured Senior Notes totaling $75.0 million and $125 million of Exchangeable Senior Notes, which were issued at a discount. The issuances of the Senior Notes and Exchangeable Senior Notes resulted in additional interest expense and discount amortization of $2.6 million for the three months ended March 31, 2007. The increase in interest expense was offset by a $0.8 million reduction in interest expense on borrowings under the Company’s unsecured revolving credit facility. The weighted average balance on the credit facility was $10.0 million for the three months ended March 31, 2007, compared to $63.3 million for the same period in 2006. The Company’s total weighted average debt outstanding was $597.7 million with a weighted average interest rate of 5.43% for the three months ended March 31, 2007, compared to $450.1 million and 5.68%, respectively, for the same period in 2006. Also, the Company capitalized $192 thousand and $19 thousand of interest expense related to development activity during the three months ended March 31, 2007 and 2006, respectively.
     Interest and other income are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2007	2006	Decrease	Change
Interest and other income	$194	$403	$209	52%
     Interest income includes amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income decreased $0.2 million for the three months ended March 31, 2007, compared to the same period in 2006. The decrease in interest and other income is primarily attributed to the Company receiving a $0.3 million settlement of a bankruptcy claim from a former tenant that vacated while under lease in 2003. This payment was included in other income during the first quarter of 2006. Also, interest income increased $0.1 million, as the Company earned 5.3% on an average cash balance of $7.5 million during the three months ended March 31, 2007, compared to 3.4% and $2.4 million, respectively, during the same period in 2006.
     Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

	Three Months Ended
	March 31,			Percent
(amounts in thousands)	2007	2006	Decrease	Change
Minority interests	$(5)	$52	$57	110%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The decrease in minority interest can be attributed to a $1.1 million reduction in income from continuing operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. In addition, the outstanding interests owned by limited partners decreased to 3.1% as of March 31, 2007 from 4.9% as of March 31, 2006. This lower limited partner ownership interest in the Operating Partnership resulted from the impacts of unit redemptions and the Company’s issuance of 3,450,000 common shares in July 2006. The decrease in minority interest ownership is primarily attributable to the redemption of Operating Partnership units in 2006 and 2007 as the Company redeemed, subsequent to the end of the first quarter of 2006, 119,802 Operating Partnership units in 2006 and 178,049 Operating Partnership units during the three months ended March 31, 2007. The overall redemptions and common share issuance resulted in a lower limited partner ownership interest in the Operating Partnership in 2007.
     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

Three Months Ended
(amounts in thousands)	March 31, 2006
Revenue	$307
Income from operations of disposed property	$244

     On May 11, 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland. The Company reported a gain on sale of $7.5 million. The Company has had no continuing involvement with this property; therefore the property’s operating results are classified as discontinued operations. The Company had not committed to a disposition plan nor had it disposed of real estate during the three months ended March 31, 2007.
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
     On March 31, 2007, the Company was not in compliance with a covenant under its credit facility that required a minimum level of occupancy in its borrowing base properties. Under the terms of the credit facility, the Company had the right to cure this non-compliance by re-submitting the compliance test within five days with a revised borrowing base, but the Company entered into an amended and restated credit agreement on April 4, 2007 that modified this occupancy covenant, and subsequent to this modification the Company is in compliance.
     On April 16, 2007, the Company filed a shelf registration statement with the Securities and Exchange Commission. This filing permits the Company to offer and sell common shares, preferred shares and debt securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933.
     The Company could also fund property acquisitions, development and other non-recurring capital improvements through additional borrowings, sale of assets or joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. No units of partnership interest were issued to fund property acquisitions during the three months ended March 31, 2007 and 2006.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Three Months Ended
	March 31,
(amounts in thousands)	2007	2006	Change
Cash provided by operating activities	$11,115	$8,058	$3,057
Cash used in investing activities	$(58,020)	$(88,576)	$30,556
Cash provided by financing activities	$10,950	$82,353	$(71,403)
     Net cash provided by operating activities increased $3.1 million for the three months ended March 31, 2007, compared to the same period in 2006. This increase was largely the result of increased cash flow from the 2006 and 2007 Acquisitions. The increased cash provided by a larger portfolio exceeded the decreases in accounts payable and accrued expenses and the increase in escrows and reserves.
     Net cash used in investing activities decreased $30.6 million for the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to acquisitions. The Company acquired four properties in each of the three months ended March 31, 2007 and 2006; however, the 2006 acquisition costs exceeded 2007 acquisitions by $35.0 million. Construction in progress costs increased $2.8 million in 2007 compared to 2006 primarily related to costs associated with the John Marshall Highway expansion, which was subsequently placed into service in April 2007. In addition, the Company made a deposit of $1.5 million during the first quarter of 2007 for a property that was acquired on May 1, 2007. There were no property acquisition deposits during the first quarter of 2006.
     Net cash provided by financing activities decreased $71.4 million for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to fewer borrowings. For the three months ended March 31, 2007 and 2006, the Company borrowed $27.0 million and $60.5 million, respectively, under its credit facility. Also, for the three months ended

March 31, 2006, the Company issued a $50.0 million term loan. The decrease in financing activities was partially offset by lower debt repayments as the Company repaid $19.5 million of its credit facility in 2006. The Company did not make any repayments on its credit facility for the three months ended March 31, 2007. The Company paid an additional $2.0 million in dividends to its shareholders during the three months ended March 31, 2007, compared to the same period of 2006. Finally, the Company repurchased 178,049 Operating Partnership units during the three months ended March 31, 2007 for $5.2 million.
Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as the Company’s property operating revenues (rental income, tenant reimbursements and other revenues) less its property operating expenses (property expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results are presented without the inclusion of corporate-level expenses, as well as depreciation and amortization expense, and exclude termination fees as they are infrequent and can vary significantly period over period thus impacting trends and comparability. The Company eliminates its corporate-level expenses to arrive at the property level results, which it feels provides the investor with greater insight into the performance of its properties and useful information for evaluating the period over period operating performance of its portfolio. This presentation allows management and investors to distinguish whether growth or declines in Same Property NOI are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be combined with the results from the consolidated statements of operations to provide an accurate depiction of total Company performance. The Company eliminates depreciation and amortization, which is a property level expense, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor any insight into the operations of the property.

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of properties (1)	51	51	—	—

Same property revenue
Rental	$19,357	$19,228	$129	0.7
Tenant reimbursements and other	3,880	3,881	(1)	—

Total same property revenue	23,237	23,109	128	0.6

Same property operating expenses
Property	5,299	4,552	747	16.4
Real estate taxes and other	1,981	2,041	(60)	(2.9)

Total same property operating expenses	7,280	6,593	687	10.4

Same property net operating income	$15,957	$16,516	$(559)	(3.4)

Reconciliation to net income (loss)
Same property net operating income	$15,957	$16,516
Acquisition property revenues	6,739	1,265
Acquisition property operating expenses	(1,912)	(281)
General and administrative expenses	(2,966)	(2,534)
Depreciation and amortization	(9,948)	(7,863)
Interest expense, net	(8,095)	(6,187)
Minority interests	5	(52)
Discontinued operations (2)	—	244

Net income (loss)	$(220)	$1,108

	Occupied at March 31,
	2007	2006
Same Properties	88.1%	89.1%
Acquisition Properties (3)	84.3%	88.4%
Total	87.2%	89.1%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Discontinued operations represent income from 6600 Business Parkway, which was sold in May 2006.

(3)	Acquisition Properties include: River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270 West, Davis Drive, Indian Creek Court, Gateway II, Owings Mill Commerce Center, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and Ammendale Commerce Center.
     Same Property NOI decreased $0.6 million, or 3.4%, for the three months ended March 31, 2007, compared to the same period in 2006. Rental revenue increased $0.1 million, or 0.6%, for the three months ended March 31, 2007 as a result of higher rental rates on new and renewal leases offset by a slight decline in occupancy. Total Same Property operating expenses increased $0.7 million, or 10.4%, primarily due to a $0.4 million increase in snow removal costs and $0.1 million in higher utility costs for the three months ended March 31, 2007 compared to 2006. The increase in property operating expense was slightly offset by a decline in real estate taxes. The increase in property operating expenses was partially recovered through tenant reimbursements for the three months ended March 31, 2007, compared to the same period in 2006.

Maryland

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of properties (1)	21	21	—	—

Same property revenue
Rental	$6,599	$6,479	$120	1.9
Tenant reimbursements and other	1,462	1,284	178	13.9

Total same property revenue	8,061	7,763	298	3.8

Same property operating expenses
Property	1,850	1,531	319	20.8
Real estate taxes and other	677	668	9	1.3

Total same property operating expenses	2,527	2,199	328	14.9

Same property net operating income	$5,534	$5,564	$(30)	(0.5)

Reconciliation to total property operating income:
Same property net operating income	$5,534	$5,564
Acquisition property revenues	1,783	—
Acquisition property operating expenses	(484)	—

Total property operating income	$6,833	$5,564

	Occupied at March 31,
	2007	2006
Same Properties	92.6%	93.1%
Acquisition Properties (2)	74.2%	—%
Total	89.0%	93.1%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Acquisition Properties include: Gateway 270 West, Indian Creek Court, Owings Mills Commerce Center and Ammendale Commerce Center.
     Same Property NOI for the Maryland properties decreased slightly for the three months ended March 31, 2007, compared to the same period in 2006. Rental revenues increased $0.1 million, or 1.9%, for the three months ended March 31, 2007, as a result of higher rental rates on new and renewal leases. Tenant reimbursements and other revenue increased $0.2 million during the first quarter of 2007 due to higher property operating expenses. Total Same Property operating expenses for the Maryland properties increased $0.3 million, or 20.8%, due to an increase in snow removal costs and higher utility expenses in 2007. Real estate taxes and insurance remained relatively unchanged for the three months ended March 31, 2007, compared to the same period in 2006.

Northern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of properties (1)	17	17	—	—

Same property revenue
Rental	$8,169	$8,054	$115	1.4
Tenant reimbursements and other	1,349	1,462	(113)	(7.7)

Total same property revenue	9,518	9,516	2	—

Same property operating expenses
Property	2,169	1,839	330	17.9
Real estate taxes and other	750	813	(63)	(7.7)

Total same property operating expenses	2,919	2,652	267	10.1

Same property net operating income	$6,599	$6,864	$(265)	(3.9)

Reconciliation to total property operating income
Same property net operating income	$6,599	$6,864
Acquisition property revenues	596	115
Acquisition property operating expenses	(197)	(53)

Total property operating income	$6,998	$6,926

	Occupied at March 31,
	2007	2006
Same Properties	89.6%	90.7%
Acquisition Properties (2)	79.5%	61.0%
Total	88.9%	89.4%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Acquisition Properties include: Sterling Park Business Center and Davis Drive.
     Same Property NOI for the Northern Virginia properties decreased $0.3 million, or 3.9%, for the three months ended March 31, 2007, compared to the same period in 2006. Rental revenues increased $0.1 million, or 1.4%, for the three months ended March 31, 2007, as a result of higher rental rates on new and renewal leases, which were partially offset by a slight decline in occupancy. Tenant reimbursements and other revenue decreased $0.1 million during the first quarter of 2007, compared to the first quarter of 2006 as the Company was not able to recover costs associated with several tenants. Total Same Property operating expenses for the Northern Virginia properties increased $0.3 million, or 17.9%, due to an increase in snow removal costs and utility expenses for the three months ended March 31, 2007. Real estate taxes and insurance remained relatively unchanged for the three months ended March 31, 2007, compared to the same period in 2006.

Southern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of properties (1)	13	13	—	—

Same property revenue
Rental	$4,589	$4,695	$(106)	(2.3)
Tenant reimbursements and other	1,069	1,135	(66)	(5.8)

Total same property revenue	5,658	5,830	(172)	(3.0)

Same property operating expenses
Property	1,280	1,182	98	8.3
Real estate taxes and other	554	560	(6)	(1.1)

Total same property operating expenses	1,834	1,742	92	5.3

Same property net operating income	$3,824	$4,088	$(264)	(6.5)

Reconciliation to total property operating income
Same property net operating income	$3,824	$4,088
Acquisition property revenues	4,360	1,150
Acquisition property operating expenses	(1,231)	(228)

Total property operating income	$6,953	$5,010

	Occupied at March 31,
	2007	2006
Same Properties	82.9%	84.2%
Acquisition Properties (2)	88.1%	92.9%
Total	85.0%	86.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Acquisition Properties include: River’s Bend Center, Northridge I & II, Crossways I, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway II, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I and Pine Glen.
     Same Property NOI for the Southern Virginia properties decreased $0.3 million, or 6.5%, for the three months ended March 31, 2007, compared to the same period in 2006. Rental revenues decreased $0.1 million, or 2.3%, for the three months ended March 31, 2007, as a result of slightly increased vacancy in 2007. Tenant reimbursements and other revenue decreased $0.1 million during the first quarter of 2007 as the Company recovered a lower percentage of its operating expenses generally as a result of higher full-service and non-recoverable expenses. Real estate taxes and insurance remained relatively unchanged for the three months ended March 31, 2007, compared to the same period in 2006.
Contractual Obligations
     As of March 31, 2007, the Company had development and capital improvement obligations of $6.2 million and $0.8 million, respectively. Development contractual obligations include commitments primarily related to the expansion of John Marshall Highway and the Sterling Park Business Center project. The expansion at John Marshall Highway was completed and placed into service on April 1, 2007. Capital expenditure obligations generally represent commitments for roof, asphalt, HVAC replacements and other structural improvements. Also, as of March 31, 2007, the Company had $7.5 million of tenant improvement obligations, which it expects to incur on leases in place at March 31, 2007.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of March 31, 2007, the Company is the sole general partner of and owns 96.9% of the Operating Partnership’s units. The remaining 3.1% of the units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On April 17, 2007, the Company declared a dividend of $0.34 per common share. The dividend will be paid on May 10, 2007, to common shareholders of record on April 30, 2007.
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
     The following table presents a reconciliation of net income to FFO available to common share and unit holders:

	Three Months Ended March 31,
(amounts in thousands)	2007	2006
Net income (loss)	$(220)	$1,108
Add: Real estate depreciation and amortization	9,948	7,863
Discontinued operations depreciation and amortization	—	3
Minority interests	(5)	67

FFO available to common share and unitholders	$9,723	$9,041

Weighted average number of diluted common shares and Operating Partnership units	25,093	21,675
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional Common Shares; and other risks previously disclosed in Item 1A, ‘Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of March 31, 2007.

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
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at March 31, 2007 to be $386.8 million compared to the $389.3 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at March 31, 2007 to be $76.3 million and $123.0 million, respectively, compared to the $75.0 million and $122.4 million carrying values, respectively, at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company will only enter into these agreements with highly rated institutional counterparties and does not expect that any counterparties will fail to meet contractual obligations.
     The Company did not enter into any derivative contracts for the three months ended March 31, 2007 or 2006.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of March 31, 2007, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
As of March 31, 2007, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: May 10, 2007	/s/ Douglas J. Donatelli Douglas J. Donatelli
President and Chief Executive Officer

Date: May 10, 2007	/s/ Barry H. Bass

Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)