Form 10-Q
period 2007-06-30
FIRST POTOMAC REALTY TRUST
filed 2007-08-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
As of August 9, 2007, there were 24,250,566 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Rental property, net	$969,357	$884,882
Cash and cash equivalents	5,463	41,367
Escrows and reserves	13,174	11,139
Accounts and other receivables, net of allowance for doubtful accounts of $596 and $334, respectively	4,107	4,212
Accrued straight-line rents, net of allowance for doubtful accounts of $24 and $41, respectively	5,872	4,973
Deferred costs, net	10,376	9,006
Prepaid expenses and other assets	4,683	6,191
Intangible assets, net	33,394	32,797

Total assets	$1,046,426	$994,567

Liabilities:
Mortgage loans	$394,284	$391,393
Exchangeable senior notes, net of discount	122,516	122,234
Senior notes	75,000	75,000
Unsecured revolving credit facility	64,000	—
Accounts payable and accrued expenses	11,488	8,898
Accrued interest	2,450	2,420
Rents received in advance	3,135	3,196
Tenant security deposits	5,460	4,965
Deferred market rent	10,385	8,883

Total liabilities	688,718	616,989

Minority interests	12,252	13,992

Shareholders’ equity:
Common shares, $0.001 par value, 100,000,000 common shares authorized: 24,223,066 and 24,126,886 shares issued and outstanding, respectively	24	24
Additional paid-in capital	428,773	430,271
Dividends in excess of accumulated earnings	(83,341)	(66,709)

Total shareholders’ equity	345,456	363,586

Total liabilities and shareholders’ equity	$1,046,426	$994,567

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental	$25,794	$21,093	$50,714	$41,412
Tenant reimbursements and other	4,895	4,131	9,951	8,186

Total revenues	30,689	25,224	60,665	49,598

Operating expenses:
Property operating	6,168	4,413	12,725	9,115
Real estate taxes and insurance	2,829	2,149	5,464	4,321
General and administrative	2,621	2,530	5,587	5,064
Depreciation and amortization	10,392	7,957	20,341	15,820

Total operating expenses	22,010	17,049	44,117	34,320

Operating income	8,679	8,175	16,548	15,278

Other expenses (income):
Interest expense	8,835	7,253	17,124	13,843
Interest and other income	(172)	(165)	(366)	(568)
Loss on interest rate lock agreement	—	671	—	671
Loss on early retirement of debt	—	121	—	121

Total other expenses	8,663	7,880	16,758	14,067

Income (loss) from continuing operations before minority interests	16	295	(210)	1,211

Minority interests	—	(15)	5	(67)

Income (loss) from continuing operations	16	280	(205)	1,144

Discontinued operations:
Income from operations of disposed property	—	116	—	376
Gain on sale of disposed property	—	7,475	—	7,475
Minority interests in discontinued operations	—	(370)	—	(386)

Income from discontinued operations	—	7,221	—	7,465

Net income (loss)	$16	$7,501	$(205)	$8,609

Basic net income (loss) per share:
Income (loss) from continuing operations	$—	$0.01	$(0.01)	$0.06
Income from discontinued operations	—	0.36	—	0.36

Net income (loss) per share	$—	$0.37	$(0.01)	$0.42

Weighted average common shares outstanding basic	24,040	20,401	24,033	20,285

Diluted net income (loss) per share:
Income (loss) from continuing operations	$—	$0.01	$(0.01)	$0.06
Income from discontinued operations	—	0.35	—	0.36

Net income (loss) per share	$—	$0.36	$(0.01)	$0.42

Weighted average common shares outstanding diluted	24,241	20,639	24,033	20,512
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(205)	$8,609
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Gain on sale of property disposed	—	(7,475)
Depreciation and amortization	—	3
Minority interests	—	386
Depreciation and amortization	20,714	15,985
Bad debt expense (recovery)	315	(73)
Stock based compensation	715	761
Amortization of deferred market rent	(886)	(1,029)
Amortization of deferred financing costs and bond discount	774	453
Amortization of rent abatement	517	92
Minority interests	(5)	67
Loss from early retirement of debt	—	121
Changes in assets and liabilities:
Escrows and reserves	(2,035)	(702)
Accounts and other receivables	(189)	41
Accrued straight-line rents	(919)	(323)
Prepaid expenses and other assets	1,235	(180)
Tenant security deposits	495	324
Accounts payable and accrued expenses	3,257	378
Accrued interest	30	615
Rent received in advance	(61)	(361)
Deferred costs	(1,908)	(885)

Total adjustments	22,049	8,198

Net cash provided by operating activities	21,844	16,807

Cash flows from investing activities
Purchase deposit on future acquisitions	(50)	(600)
Proceeds from sale of real estate assets	—	14,939
Additions to rental property	(9,294)	(3,160)
Additions to construction in process	(5,226)	(668)
Acquisition of land parcels	(4,650)	(716)
Acquisition of rental property and associated intangible assets	(73,196)	(110,554)

Net cash used in investing activities	(92,416)	(100,759)

Cash flows from financing activities
Financing costs	(1,264)	(1,582)
Proceeds from debt	64,000	139,500
Repayments of debt	(5,992)	(39,774)
Dividends to shareholders	(16,427)	(12,584)
Distributions to minority interests	(521)	(761)
Redemption of partnership units	(5,170)	—
Stock option exercises	42	149

Net cash provided by financing activities	34,668	84,948

Net increase (decrease) in cash and cash equivalents	(35,904)	996

Cash and cash equivalents, beginning of period	41,367	3,356

Cash and cash equivalents, end of period	$5,463	$4,352

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning, developing and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2007, the Company was the sole general partner of and owned a 96.7% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying consolidated financial statements.
     As of June 30, 2007, the Company owned 71 properties consisting of 164 buildings totaling approximately 11.4 million square feet. The Company also owned developable land that can accommodate approximately 1.5 million square feet of development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
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
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of June 30, 2007, the results of its operations for the quarters and year to date periods ended June 30, 2007 and 2006 and its cash flows for the periods ended June 30, 2007 and 2006. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions throughout the year.
(b) Use of Estimates
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

(c) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its industrial properties and business parks. The Company recognizes rental revenue on a straight-line basis over the life of its leases in accordance with SFAS No. 13, Accounting for Leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatements or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to earnings in the period in which the determination is made.
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
(f) Rental Property
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

     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. Total interest expense capitalized to construction in progress was $188 thousand and $380 thousand for the three and six months ended June 30, 2007, respectively, and $66 thousand and $86 thousand for the three and six months ended June 30, 2006, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.
(g) Purchase Accounting
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
(h) Intangible Assets
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to above-market rents acquired is recorded as a component of deferred costs. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease including amounts related to the reimbursement of fixed operating costs and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $32 million and $25 million at June 30, 2007 and December 31, 2006, respectively.

     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages our properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheet. Goodwill is assessed for impairment annually at the end of our fiscal year and in interim periods if certain events occur, such as the loss of key personnel, indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”). SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three and six months ended June 30, 2007 and 2006.
(i) Derivatives and Hedging
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
     In May 2006, the Company entered into a forward treasury lock agreement to effectively lock the interest rate in anticipation of a planned debt issuance and hedge the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment, and the Company recorded a $671 thousand loss upon the cash settlement of the contract in June 2006. There were no other derivative contacts entered into in 2007 or 2006, and the Company had no accumulated other comprehensive income or loss related to derivatives during these respective periods.
(j) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive for the six months ended June 30, 2007 and 2006.
(k) Minority Interests
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
     The Company owned 96.2% of the outstanding Operating Partnership units at December 31, 2006. In June 2007, the Company issued 72,159 Operating Partnership units to partially fund the acquisition of Annapolis Commerce Park East. In addition, there were 15,000 units redeemed for common shares during the three and six months ended June 30, 2007 and 178,049 units purchased from unaffiliated limited partners during the first quarter of 2007. As of June 30, 2007, the Company owned a 96.7% interest in the Operating Partnership with 819,764 Operating Partnership units held by limited partners. Based on the closing share price of the Company’s common stock at the end of the second quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all outstanding Operating Partnership units at June 30, 2007 would be approximately $19.1 million.

(l) Earnings Per Share
     Basic earnings (loss) per share (“EPS”), is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of diluted common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Operating Partnership units, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share both before and after consideration of income from discontinued operations and income (loss) available to common shareholders (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted per share calculations:
Income (loss) from continuing operations	$16	$280	$(205)	$1,144
Income from discontinued operations	—	7,221	—	7,465

Net income (loss)	$16	$7,501	$(205)	$8,609

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic:	24,040	20,401	24,033	20,285
Effect of dilutive shares:
Employee stock options and non-vested shares	201	238	—	227

Denominator for diluted per share amounts	24,241	20,639	24,033	20,512

Basic net income (loss) per share:
Continuing operations	$—	$0.01	$(0.01)	$0.06
Discontinued operations	—	0.36	—	0.36

Net income (loss)	$—	$0.37	$(0.01)	$0.42

Diluted net income (loss) per share:
Continuing operations	$—	$0.01	$(0.01)	$0.06
Discontinued operations	—	0.35	—	0.36

Net income (loss)	$—	$0.36	$(0.01)	$0.42

(m) Share-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under this method, compensation cost for the three and six months ended June 30, 2007 and 2006 include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes equity compensation costs on a straight-line basis over the requisite service period for each award.
     The Company has issued stock-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (“the Plan”). The Plan provides for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan are non-qualified, and all employees and non-employee trustees are eligible to receive grants.

     Stock Options Summary
     In January 2007, the Company issued 86,850 options under the Plan to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The Company recognized compensation expense related to stock options of $101 thousand and $87 thousand during the three months ended June 30, 2007 and 2006, respectively, and $204 thousand and $162 thousand during the six months ended June 30, 2007 and 2006, respectively.
     A summary of the Company’s stock options as of January 1, 2007 and changes during the six months ended June 30, 2007 is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, December 31, 2006	588,283	$17.73	7.2 years	$6,693,254
Granted	86,850	29.12
Exercised	(938)	21.36
Forfeited	(8,519)	26.37

Outstanding, March 31, 2007	665,676	$19.10	7.3 years	$6,347,994
Granted	—	—
Exercised	(1,262)	17.14
Forfeited	(4,189)	26.55

Outstanding, June 30, 2007	660,225	$19.06	7.1 years	$3,445,267

Exercisable, June 30, 2007	456,675	$16.63	6.5 years	$3,097,113
Options expected to vest, June 30, 2007	186,539	$24.20	8.2 years	$346,371
     Option Exercises
     The weighted average grant-date fair value of each option granted during the six months ended June 30, 2007 was $4.25. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $12 thousand and $19 thousand, respectively. Shares issued as a result of stock option exercises are satisfied through the issuance of new shares.
     The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as an analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.
     The assumptions used in the fair value determination of stock options granted in 2007 are summarized as follows:

2007
Weighted average risk-free interest rate	4.70%
Expected volatility	21.0%
Expected dividend yield	4.71%
Weighted average expected life of options	5 years

     Non-vested share awards
     On April 1, 2007, the Company granted 68,480 restricted common shares in two separate awards to its executive officers. The first award of 34,240 shares will vest 25% per year over a four year award term. The second award of 34,240 shares awarded will vest upon achievement of specified performance conditions. The Company recognized $0.1 million of compensation expense associated with these share based awards during the quarter ended June 30, 2007.
     In May 2007, the Company issued a total of 10,500 common shares to all non-employee trustees, all of which will vest at the completion of a twelve-month period from the award date. The Company recognized $22 thousand of compensation expense associated with trustee share based awards during the quarter ended June 30, 2007.
     A summary of the Company’s non-vested share awards as of June 30, 2007 is as follows:

		Weighted Average
		Grant Date Fair
	Non-vested Shares	Value

Non-vested at December 31, 2006	102,111	$23.31
Granted	—	—
Vested	(3,000)	26.84

Non-vested at March 31, 2007	99,111	23.20
Granted	78,980	21.85
Vested	(3,000)	26.84

Non-vested at June 30, 2007	175,091	$22.53

     As of June 30, 2007 the Company had $3.1 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of approximately four years. The Company derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The Company used the following assumptions in determining the derived service period and the fair value of its awards that vest solely on market conditions:

	2007	2006
Risk-free interest rate (twenty year)	4.74%	5.28%
Volatility	23%	21%
Market average return (fifty-seven years of S&P 500)	9.05%	8.94%
Total expected return	6.3%	6.6%
     The total fair value of the shares vested during the six months ended June 30, 2007 was $166 thousand.
(n) Application of New Accounting Standards
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
     In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (“FAS 159”). FAS 159, allows an entity to choose to measure many financial instruments and certain other items at fair value. The standard is effective for fiscal years beginning after November 15, 2007, which would be effective for the Company’s fiscal beginning January 1, 2008. The Company is in the process of evaluating how adoption of FAS 159 will impact its financial statements.
(3) Rental Property
     Rental property represents 71 and 65 properties owned by the Company as of June 30, 2007 and December 31, 2006, respectively, all located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Land	$236,253	$215,004
Buildings and improvements	759,851	687,901
Construction in process	4,435	6,980
Tenant improvements	34,888	27,958
Furniture, fixtures and equipment	9,883	9,880

	1,045,310	947,723
Less: accumulated depreciation	(75,953)	(62,841)

	$969,357	$884,882

     Development and Redevelopment Activity
     On April 1, 2007, the Company completed and placed into service, a 112,305 square foot addition to its existing property at 15395 John Marshall Highway. The addition was fully pre-leased to the existing tenant. Construction of the addition was completed in nine months at a total cost of approximately $8.3 million.
     The Company intends to construct industrial property and/or business park buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2007, the Company had a total of 279,792 square feet under development or redevelopment at Crossways Commerce Center I, Snowden Center, 1400 Cavalier Boulevard, Sterling Park Business Center and Ammendale Commerce Center. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2007 and into 2008.
     At June 30, 2007, the Company owned developable land at the following properties: River’s Bend Center II, Sterling Park Business Center, Glenn Dale Business Center, Plaza 500, 4612 Navistar Drive, Greenbrier, Norfolk Commerce Park II and Linden Business Center. This land can accommodate approximately 1.5 million square feet of development.
     Acquisitions
     The Company purchased the following properties during the six months ended June 30, 2007 (dollars in thousands):

					Occupied at	Aggregate Purchase
	Location	Acquisition Date	Property Type	Square Feet	June 30, 2007	Price

Greenbrier Circle Corporate Center	Chesapeake, VA	1/9/2007	Business Park	229,163	93%	$25,539
Greenbrier Technology Center I	Chesapeake, VA	1/9/2007	Business Park	95,843	83%	10,669
Pine Glen	Richmond, VA	2/20/2007	Business Park	86,720	100%	5,398
Ammendale Commerce Center [1]	Beltsville, MD	3/28/2007	Business Park	129,358	100%	10,410
River’s Bend Center II	Chester, VA	5/1/2007	Business Park	302,400	92%	17,544
Annapolis Commerce Park East	Annapolis, MD	6/18/2007	Business Park	101,302	99%	18,869

				944,786		$88,429

[1]	Excludes a 75,747 square foot vacant building, which was taken out of service upon acquisition. The building is currently being redeveloped.

     As discussed in Note 1, we allocate the purchase price to land, building (on an as if vacant basis), tenant improvements and in-place leases based on their fair values in accordance with SFAS 141. The value of above and below market in-place leases is based on the present value of the difference between the contractual rent and the market rents over the remaining non-cancelable lease term (using a discount rate that reflects the risks associated with the leases acquired).
     The aggregate purchase cost of properties acquired during the six months ended June 30, 2007 was allocated as follows (amounts in thousands):

Land	$20,940
Acquired tenant improvements	2,487
Building and improvements	60,553
In-place leases intangible	5,321
Acquired leasing commissions	1,085
Customer relations intangible	3
Above-market leases acquired	840

Total assets acquired	91,229
Below-market leases acquired	(2,800)
Debt assumed	(8,883)

Net assets acquired	$79,546

     On June 18, 2007, the Company acquired Annapolis Commerce Park East for a purchase price of approximately $19.2 million. The acquisition was partially funded through the assumption of $9.1 million of mortgage debt, fair valued at $8.9 million, and the issuance of 72,159 Operating Partnership units, valued at $24.45 per unit.
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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Pro forma total revenues	$31,150	$31,285	$62,530	$62,414
Pro forma income from continuing operations	69	386	27	285
Pro forma basic and diluted income from continuing operations per share	$—	$0.02	$—	$0.01
(4) Discontinued Operations
     Income from discontinued operations represents the revenues and expenses associated with 6600 Business Parkway, which was sold in May 2006. The property was located in the Company’s Maryland reporting segment. The Company has had no continuing involvement with the property subsequent to its disposal and recognized a gain of $7.5 million on the sale of the property.
     The following table summarizes the components of income from discontinued operations (amounts in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Revenue	$136	$443
Income from operations of disposed property	116	376
Gain on sale of disposed property	7,475	7,475

(5) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	June 30,	December 31,
	2007	2006
Mortgage debt, effective interest rates ranging from 5.13% to 8.53% maturing at various dates through June 2021	$394,284	$391,393
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, matures December 2011	122,516	122,234
Series A senior notes, effective interest rate of 6.41%, matures June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, matures June 2016	37,500	37,500
Credit facility, with a variable interest rate of LIBOR + 1.20%, matures April 2010	64,000	—

	$655,800	$588,627

(a) Mortgage Debt
     At June 30, 2007 and December 31, 2006, the Company’s mortgage debt was as follows (dollars in thousands):

				Earliest
	Contractual	Effective		Maturity	Contractual Maturity	June 30,	December 31,
Property	Interest Rate	Interest Rate		Date	Date	2007	2006
Hanover Business Center Building B1	4.00%	8.00%		—	—	$—	$1,941
Herndon Corporate Center	5.11%	5.66%		April 2008	April 2008	8,597	8,654
Norfolk Commerce Park II	6.90%	5.28%		August 2008	August 2008	7,324	7,453
Suburban Maryland Portfolio[2]	6.71%	5.54%		September 2008	September 2028	74,723	75,841
Glenn Dale Business Center	7.83%	5.13%		May 2009	May 2009	8,663	8,825
4200 Tech Court	8.07%	8.07%		October 2009	October 2029	1,764	1,776
Park Central I	8.00%	5.66%		November 2009	November 2009	5,104	5,216
4212 Tech Court	8.53%	8.53%		June 2010	June 2010	1,720	1,730
Park Central II	8.32%	5.66%		November 2010	November 2010	6,337	6,474
Enterprise Center	8.03%	5.20%		December 2010	December 2030	19,095	19,410
Indian Creek Court	7.80%	5.90%		January 2011	January 2031	13,381	13,559
403 and 405 Glenn Drive	7.60%	5.50%		July 2011	July 2011	8,915	9,037
4612 Navistar Drive	7.48%	5.20%		July 2011	July 2031	13,777	13,978
Campus at Metro Park North	7.11%	5.25%		February 2012	February 2032	25,253	25,594
1434 Crossways Bldg. Building II	7.05%	5.38%		August 2012	August 2012	10,694	10,854
Crossways Commerce Center	6.70%	6.70%		October 2012	October 2012	25,553	25,727
Newington Business Park Center	6.70%	6.70%		October 2012	October 2012	16,119	16,229
Prosperity Business Center	6.25%	5.75%		January 2013	January 2013	3,914	3,966
Aquia Commerce Center I	7.28%	7.28%		February 2013	February 2013	779	831
1434 Crossways Bldg. Building I	6.25%	5.38%		March 2013	March 2013	9,107	9,225
Linden Business Center	6.01%	5.58%		October 2013	October 2013	7,580	7,645
Owings Mills Business Center	5.85%	5.75%		March 2014	March 2014	5,785	5,829
Annapolis Commerce Park East	5.74%	6.25%		June 2014	June 2014	8,873	—
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	5.19%		August 2015	August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	August 2015	1,009	1,055
Building C	7.88%	6.63%		December 2017	December 2017	1,407	1,452
Chesterfield Business Center
Buildings C,D,G and H	8.50%	6.63%		August 2015	August 2015	2,622	2,740
Buildings A,B,E and F	7.45%	6.63%		June 2021	June 2021	2,893	2,954
Gateway Centre Building I	7.35%	5.88%		November 2016	November 2016	1,718	1,786
Airpark Business Center	7.45%	6.63%		June 2021	June 2021	1,578	1,612
Total Mortgage Debt		5.60	% [3]			$394,284	$391,393

[1]	During the second quarter, the Company prepaid the outstanding mortgage encumbering Hanover Business Center – Building B for $1.9 million of available cash. The mortgage was due to mature on June 15, 2016 and had a fixed interest rate of 4.0% at the time of prepayment, which was scheduled to convert to a variable interest rate on the date of prepayment. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred on the transaction.

[2]	The Suburban Maryland Portfolio consists of the following properties: Deer Park Center, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park and Woodlands Business Center.

[3]	Weighted average interest on total mortgage debt.

(b) Credit Facility
     During the second quarter of 2007, the Company borrowed $37.0 million on its unsecured revolving credit facility primarily to fund the acquisitions of River’s Bend Center II and Annapolis Commerce Park East and for other corporate purposes.
     On April 4, 2007, the Company entered into a first amendment to its unsecured revolving credit facility, which extended the facility’s maturity date by one year to April 26, 2010, with the ability to further extend the maturity date to April 26, 2011. Also, the first amendment lowered the Company’s permitted maximum total indebtedness from 65% to 60% of its total asset value, as defined in its credit facility agreement, and lowered the interest rate spread from 120 to 160 basis points over LIBOR to 80 to 135 basis points over LIBOR. As of June 30, 2007, the Company was in compliance with all of the terms of its unsecured revolving credit facility and had $15.8 million available under the facility for future borrowings.
(6) Segment Information
     The Company’s reportable segments consist of three distinct reporting and operational segments within the broader Southern Mid-Atlantic geographic area in which it operates: Maryland, Northern Virginia and Southern Virginia.
     The Company evaluates the performance of its segments based on the operating results of the properties located within each segment excluding large non-recurring gains and losses, gains from sale of assets, senior note or credit facility interest expense and general and administrative costs or any other indirect corporate expenses to the segments. In addition, the segments do not have significant non-cash items other than bad debt expense and straight-line rent reported in their operating results. There are no inter-segment sales or transfers recorded between segments.
     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended June 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	26	19	26	71
Number of buildings	63	48	53	164
Square feet	3,288,182	2,978,996	5,100,823	11,368,001

Total revenues	$9,843	$10,307	$10,539	$30,689
Property operating expense	(1,758)	(2,042)	(2,368)	(6,168)
Real estate taxes and insurance	(886)	(951)	(992)	(2,829)

Total property operating income	$7,199	$7,314	$7,179	21,692

Depreciation expense				(10,392)
Interest expense				(8,835)
General and administrative				(2,621)
Other				172

Net income				$16

Total assets	$385,754	$321,026	$302,382	$1,046,426

	Three Months Ended June 30, 2006
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	20	19	20	59
Number of buildings	46	48	43	137
Square feet	2,359,135	3,017,571	4,140,709	9,517,415

Total revenues	$7,927	$9,900	$7,397	$25,224
Property operating expense	(1,157)	(1,730)	(1,526)	(4,413)
Real estate taxes and insurance	(651)	(813)	(685)	(2,149)

Total property operating income	$6,119	$7,357	$5,186	18,662

Depreciation expense				(7,957)
Interest expense				(7,253)
General and administrative				(2,530)
Other				(642)
Income from discontinued operations				7,221

Net income				$7,501

Total assets	$268,118	$304,490	$207,835	$839,743

	Six Months Ended June 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$19,687	$20,421	$20,557	$60,665
Property operating expense	(3,908)	(4,334)	(4,483)	(12,725)
Real estate taxes and insurance	(1,748)	(1,774)	(1,942)	(5,464)

Total property operating income	$14,031	$14,313	$14,132	42,476

Depreciation expense				(20,341)
Interest expense				(17,124)
General and administrative				(5,587)
Other				371

Net loss				$(205)

	Six Months Ended June 30, 2006
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$15,691	$19,530	$14,377	$49,598
Property operating expense	(2,689)	(3,598)	(2,828)	(9,115)
Real estate taxes and insurance	(1,320)	(1,650)	(1,351)	(4,321)

Total property operating income	$11,682	$14,282	$10,198	36,162

Depreciation expense				(15,820)
Interest expense				(13,843)
General and administrative				(5,064)
Other				(291)
Income from discontinued operations				7,465

Net income				$8,609

(7) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the six months ended June 30 are as follows (amounts in thousands):

	2007	2006
Cash paid for interest	$17,848	$13,763
Non-cash investing and financing activities:
Issuance of common shares to trustees	—	137
Debt assumed in connection with acquisitions of real estate	8,883	13,400
Conversion of Operating Partnership units into common shares	219	5,265
Issuance of Operating Partnership units in exchange for limited partnership interests	1,701	—
     Cash paid for interest on indebtedness is net of capitalized interest of $380 thousand and $86 thousand for the six months ended June 30, 2007 and 2006, respectively.
     During the six months ended June 30, 2007 and 2006, 15,000 and 368,333 Operating Partnership units, respectively, were redeemed for the Company’s common shares.
     On June 18, 2007, the Company acquired Annapolis Commerce Park East for a purchase price of approximately $19.2 million. The acquisition was partially funded through the assumption of $9.1 million of mortgage debt, fair valued at $8.9 million, and the issuance of 72,159 Operating Partnership units.
     On April 1, 2007, the Company completed and placed in-service a 112,305 square foot addition to its existing property at 15395 John Marshall Highway. As of June 30, 2007, the Company had paid approximately $7.9 million of the $8.3 million costs associated with the completion of the addition.
(8) Subsequent Events
     On August 7, 2007, the Company entered into a $50.0 million Senior Secured Term Loan Facility with Key Bank, N.A. The facility, which matures in August 2010, has a one-year extension option and can be expanded to $100 million. Borrowings on the facility bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. Proceeds from the loan were used to partially pay down the Company’s unsecured revolving credit facility and for general corporate purposes.

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
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning, developing and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company strategically focuses on acquiring or developing properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of June 30, 2007, the Company owned 71 properties, totaling approximately 11.4 million square feet, which were 87.1% occupied by a total of 624 tenants through 808 leases. As of June 30, 2007, the Company’s largest tenant was the U.S. Government, which represented 8.3% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2007, the Company was the sole general partner of and owned a 96.7% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying consolidated financial statements.
Executive Summary
     The Company’s net income for the second quarter of 2007 was $16 thousand, compared with net income of $7.5 million, or $0.36 per diluted share, for the second quarter of 2006. During the second quarter of 2006, the Company sold its property at 6600 Business Parkway in Elkridge, Maryland for $15.4 million in cash, which resulted in a gain on sale of $7.5 million, or $0.35 per diluted share, for the three months ended June 30, 2006. The Company’s funds from operations (“FFO”) for the second quarter of 2007 increased to $10.4 million, or $0.42 per diluted share, compared with $8.4 million, or $0.39 per diluted share, during the second quarter of 2006.
     The Company reported a net loss for the first six months of 2007 of $0.2 million, or $0.01 per diluted share, compared with net income of $8.6 million, or $0.42 per diluted share, for the first six months of 2006. The Company’s FFO for the first six months of 2007 was $20.1 million, or $0.80 per diluted share, compared with $17.4 million, or $0.80 per diluted share, for the first six months of 2006.
Significant Second Quarter Transactions
Acquisition Activity
     During the quarter ended June 30, 2007, the Company acquired the following properties:
•	River’s Bend Center II, a two-building, 302,400 square-foot business park/office property and 102 acres of vacant development land parcels in Chester, Virginia, for $17.7 million in cash.

•	Annapolis Commerce Park East, a two-building, 101,302 square-foot business park/office property in Annapolis, Maryland, for $19.2 million. The acquisition was financed, in part, through the assumption of a $9.1 million mortgage loan, fair valued at $8.9 million, with a contractual fixed interest rate of 5.7%. The balance of the purchase price was funded by the issuance of 72,159 Operating Partnership units valued at $24.45 per unit and approximately $8.3 million in cash.

Development and Redevelopment Activity
     On April 1, 2007, the Company completed and placed into service its first development project, a 112,305 square foot addition to its existing property at 15395 John Marshall Highway. The addition was fully pre-leased to the existing tenant. Construction of the addition was completed in nine months at a total cost of approximately $8.3 million.
     As of June 30, 2007, the Company had commenced development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction.
     As of June 30, 2007, the Company has incurred qualifying development and redevelopment expenditures for the properties noted below:
•	Crossways Commerce Center I — a 45,000 square foot two-story building addition is under construction. The development costs incurred to date include architectural design, building engineering site work, steel, masonry, mechanical, fire protection, electrical plumbing and concrete operations;

•	Snowden Center – a 4,500 square foot new retail building is planned. Development costs incurred include architectural design, site and building engineering and permit processing;

•	Sterling Park Business Center – The Company began development efforts on approximately 25% of the total developable land at the property. Site planning for two 60,000 square-foot business park buildings is underway, although only one building is currently designed. Development costs incurred to date include overall master and site planning, geotechnical and wetland studies, and architectural, mechanical, structural and engineering design for one building and permit processing. Additional development costs are being incurred on several access roads required for the overall project acceptance and completion;

•	1400 Cavalier Boulevard – a 96,000 square foot warehouse building is under construction. The development costs incurred to date include site engineering, building design, site work, concrete, steel and masonry development; and

•	Ammendale Commerce Center – redevelopment of a 75,000 square foot business park building. Development costs incurred through June 30, 2007 include architectural master planning.
     The Company anticipates development and redevelopment efforts on these projects will continue throughout 2007 and into 2008. At June 30, 2007, the Company had several developable land parcels that can accommodate approximately 1.5 million square feet of additional development.
Other Activity
•	On April 16, 2007, the Company filed a shelf registration statement with the Securities and Exchange Commission that permits the Company to offer and sell common shares, preferred shares and debt securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933;

•	On April 4, 2007, the Company entered into a first amendment to its unsecured revolving credit facility, which extended the facility’s maturity by one year to April 26, 2010, with the ability to further extend the facility to April 26, 2011. Also, the first amendment lowered the Company’s permitted maximum total indebtedness from 65% to 60% (the Company has a one-time right to increase its maximum total indebtedness to 65% for three consecutive quarters); and lowered the interest rate spread from 120 to 160 basis points over LIBOR to 80 to 135 basis points over LIBOR;

•	The Company executed new leases for 210,083 square feet, which include 25,220 square feet at 1400 Cavalier Boulevard, 25,148 square feet at Girard Business Center and 25,000 square feet at Alexandria Corporate Park. Rent will commence under the terms of these new leases over the next two quarters;

•	The Company renewed leases for 432,274 square feet, to existing tenants, which include 169,573 square feet at 1400 Cavalier Boulevard, 54,530 square feet at Enterprise Center and 40,820 square feet at Norfolk Business Center; and

•	On August 7, 2007, the Company entered into a $50.0 million Senior Secured Term Loan Facility with Key Bank, N.A. The facility, which matures in August 2010, has a one-year extension option and can be expanded to $100 million. Borrowings on the facility bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. Proceeds from the loan were used to partially pay down the Company’s unsecured revolving credit facility and for general corporate purposes.

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
     Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings Building improvements	39 years 5 to 15 years
Furniture, fixtures and equipment	5 to 15 years
Tenant improvements Lease related intangible assets	Shorter of the useful lives of the assets or the terms of the related leases Term of related lease
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

     The Company will classify a building as held-for-sale when the sale of the building is probable and likely to be completed within one year. Accordingly, the Company classifies assets as held-for-sale and will cease recording depreciation when our Board of Trustees has approved the plan of disposal, an active program to complete the plan to sell has been initiated including active marketing of the property and the asset is available for immediate sale in its present condition. If these criteria are met, the Company will record an impairment loss if the fair value of the building, less anticipated selling costs, is lower than its carrying amount. The Company will classify the impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.
     During the second quarter of 2006, the Company sold a property located at 6600 Business Parkway in Elkridge, Maryland. As a result, operating results for the property during the three and six months ended June 30, 2007 are reflected as discontinued operations in the Company’s consolidated statement of operations. The Company has had no involvement with the property subsequent to its disposal.
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Fair value of the real estate assets acquired is determined on an as-if-vacant basis. That value is allocated between land and building based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The difference between the purchase price and the fair value of the tangible assets on an as-if-vacant basis is allocated as follows:
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
Stock Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which requires that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).
Results of Operations
     Comparison of the Three and Six Months Ended June 30, 2007 to the Three and Six Months Ended June 30, 2006
     The results of operations for the three and six months ended June 30, 2007 and 2006 are presented below.

     2007 Acquisitions
     The Company acquired the following six properties at an aggregate purchase cost of $88.4 million during the six months ended June 30, 2007: Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II and Annapolis Commerce Park East. Collectively, the properties are referred to as the “2007 Acquisitions.”
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
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Rental	$25,794	$21,093	$50,714	$41,412	$4,701	22%	$9,302	22%
Tenant reimbursements & other	$4,895	$4,131	$9,951	$8,186	$764	18%	$1,765	22%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of above and below market leases. Rental revenue increased $4.7 million and $9.3 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. The increase was primarily the result of the Company’s 2007 and 2006 Acquisitions, which in aggregate, contributed additional rental revenue for the three and six months ended June 30, 2007 of $4.5 million and $8.9 million, respectively, compared to the same period in 2006. The balance of the increases can be attributed to higher rental rates on new and renewal leases for the Remaining Portfolio. The increase in rental revenue for the three and six months ended June 30, 2007 includes $1.6 million and $3.0 million, respectively, for the Company’s Maryland reporting segment, $0.5 million and $1.0 million, respectively, for the Northern Virginia reporting segment and $2.6 and $5.3 million, respectively, for the Southern Virginia reporting segment.
     The Company’s portfolio was 87.1% occupied at June 30, 2007, compared to 88.2% occupied at June 30, 2006. The decrease in portfolio occupancy can be primarily attributed to the acquisition of certain properties in the second half of 2006 that have vacancy rates in excess of the Company’s portfolio, such as Gateway 270 West and Owings Mills Commerce Center, which were 57.0% and 69.6% occupied, respectively, at June 30, 2007.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $0.8 million and $1.8 million during the three and six months ended June 30, 2007, respectively, compared with the same period in 2006. The increase is primarily due to the impact from the 2007 and 2006 Acquisitions, which in aggregate, resulted in $0.8 million and $1.7 million of additional tenant reimbursements and other revenues during the three and six months ended June 30, 2007, respectively, compared to the same period in 2006.
     The increases in tenant reimbursements and other revenues for the three and six months ended June 30, 2007 include $0.3 million and $0.9 million, respectively, for the Maryland reporting segment and $0.5 million and $0.9 million, respectively, for the Southern Virginia reporting segment. Tenant reimbursement and other revenues for the Company’s Northern Virginia segment decreased slightly period over period.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Property operating	$6,168	$4,413	$12,725	$9,115	$1,755	40%	$3,610	40%
Real estate taxes & insurance	$2,829	$2,149	$5,464	$4,321	$680	32%	$1,143	26%
     Property operating expenses increased $1.8 million and $3.6 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. The increase is primarily due to the impact from the 2007 and 2006 Acquisitions, which in aggregate, resulted in $1.0 million and $2.1 million of additional property operating expenses during the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. The majority of the remaining increase in property operating expenses can be attributed to an increase of $0.6 million and $0.9 million in utilities and administrative expenses from the Remaining Portfolio during the three and six months ended June 30, 2007, respectively. Administrative expenses increased in 2007 due largely to the Company fully implementing its regional structure resulting in more personnel and administrative costs of the three regions allocated to properties. The Remaining Portfolio experienced an additional $0.5 million in snow and ice removal during the six months ended June 30, 2007. The increase in total property operating expenses for the three and six months ended June 30, 2007 include $0.6 million and $1.2 million, respectively, for the Company’s Maryland reporting segment, $0.3 million and $0.7 million, respectively, for the Northern Virginia reporting segment and $0.9 and $1.7 million, respectively, for the Southern Virginia reporting segment.
     Real estate taxes and insurance increased $0.7 million and $1.1 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. The increase is due to $0.6 million and $1.1 million in additional real estate taxes and insurance costs related to the 2007 and 2006 Acquisitions during the three and six months ended June 30, 2007, respectively. The balance of the increase can be attributed to generally higher real estate taxes on the Remaining Portfolio. Real estate taxes and insurance for the three and six months ended June 30, 2007 increased $0.3 million and $0.4 million, respectively, for the Company’s Maryland reporting segment, $0.1 million and $0.1 million, respectively, for the Northern Virginia reporting segment and $0.3 million and $0.6 million, respectively, for the Southern Virginia reporting segment.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
General and administrative	$2,621	$2,530	$5,587	$5,064	$91	4%	$523	10%
     General and administrative expenses increased $0.1 million and $0.5 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. The increase is primarily due to increased personnel, resulting in higher compensation and benefits-related expenses. The number of employees of the Company, many of whom are included in corporate overhead, increased to 130 as of June 30, 2007, compared to 104 as of June 30, 2006. During the first quarter of 2007, the Company also incurred $0.2 million of charges related to acquisition property audits necessary to file certain registration statements with the SEC as well as costs associated with proposed acquisitions that were not completed.

     Depreciation and amortization expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Depreciation and amortization	$10,392	$7,957	$20,341	$15,820	$2,435	31%	$4,521	29%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.4 million and $4.5 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. The increase is primarily due to depreciation and amortization associated with the 2007 and 2006 Acquisitions, which generated, in aggregate, $2.6 million and $5.3 million, in additional expense during the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. The increase in depreciation and amortization expense was offset by lower expense incurred by the Remaining Portfolio, due to certain acquired tenant improvements, intangible in-place leases and customer relations amortizing in full as lease terms reached maturity.
     Other Expense
     Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Interest expense	$8,835	$7,253	$17,124	$13,843	$1,582	22%	$3,281	24%
     Interest expense increased by $1.6 million and $3.3 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. During 2006, the Company completed offerings of $75 million of unsecured Senior Notes and $125 million of Exchangeable Senior Notes, of which the Exchangeable Senior Notes were issued at a discount. The issuances of the Senior Notes and Exchangeable Senior Notes resulted in additional interest expense of $2.5 million and $5.1 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006 offset by $0.7 million and $1.0 million lower interest expense associated with a $50.0 million term loan outstanding for a portion of 2006. The increase in interest expense was also offset by a $0.4 million and $1.2 million reduction in interest expense on borrowings under the Company’s unsecured revolving credit facility during the same respective periods. Mortgage interest expense increased approximately $0.4 million and $0.7 million during the respective three and six month periods primarily due to mortgage debt associated with the 2006 Acquisitions. The weighted average borrowings on the credit facility were $43.9 million and $27.0 million for the three and six months ended June 30, 2007, respectively, compared to $69.0 million and $66.2 million, respectively, for the same period in 2006. Also, the Company recorded an increase in capitalized interest expense related to development activity of $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006.
     Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Decrease	Change
Interest and other income	$172	$165	$366	$568	$7	4%	$202	36%

     Interest income includes amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income increased $7 thousand for the three months ended June 30, 2007 and decreased $202 thousand for the six months ended June 30, 2007, compared to the same period in 2006. The increase in interest and other income for the three months ended June 30, 2007 is primarily attributed to a higher interest rate on its cash balances. The Company earned 5.3% and 5.3% on average cash balances of $3.4 million and $5.5 million during the three and six months ended June 30, 2007, respectively, compared to 4.3% and 3.9%, respectively, and $3.8 million and $3.1 million, respectively, during the same period in 2006. The decrease in interest and other income is primarily attributed to the Company receiving a $0.3 million settlement of a bankruptcy claim from a former tenant that vacated its lease in 2003 prior to expiration. This payment was included in other income during the first quarter of 2006.
     Loss on interest-rate lock agreement is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Decrease	Change	Decrease	Change
Loss on interest-rate lock agreement	$—	$671	$—	$671	$671	100%	$671	100%
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
     Loss on early retirement of debt is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Decrease	Change	Decrease	Change
Loss on early retirement of debt	$—	$121	$—	$121	$121	100%	$121	100%
     During the first quarter of 2006, the Company entered into a $50 million Term Loan Agreement with Key Bank, N.A. Proceeds from the loan were used to fund acquisitions and partially pay down the Company’s unsecured revolving credit facility. The Company paid off the Term Loan with proceeds from its Senior Notes issuance. The early repayment resulted in a $0.1 million loss on early retirement of debt during the second quarter of 2006 due to the write-off of deferred financing costs.
     Minority Interests
     Minority interests are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Minority interests	$—	$(15)	$5	$(67)	$15	100%	$72	107%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The decrease in minority interest can be attributed to a $0.3 million and $1.4 million reduction in income from continuing operations for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. In addition, the outstanding interests owned by limited partners decreased to 3.3% as of June 30, 2007 from 4.8% as of June 30, 2006. The reduced limited partner ownership interest in the Operating Partnership resulted from the impacts of unit redemptions and the Company’s issuance of 3,450,000 common shares in July 2006.

     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Decrease	Change	Decrease	Change
Income from discontinued operations	$—	$7,221	$—	$7,465	$7,221	100%	$7,465	100%
     On May 11, 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland and recognized a gain on sale of $7.5 million. The Company has had no continuing involvement with this property; therefore the property’s operating results are classified as discontinued operations. The Company had not committed to a disposition plan nor had it disposed of any real estate assets during the six months ended June 30, 2007.
Liquidity and Capital Resources
     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. The Company also regularly requires capital to invest in its existing portfolio of operating assets for capital projects. These capital projects include routine capital improvements and maintenance and leasing-related costs, including tenant improvements and leasing commissions.
     The Company intends to meet long-term funding requirements for property acquisitions, development and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, term loans, other notes, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     On April 16, 2007, the Company filed a shelf registration statement with the Securities and Exchange Commission. This filing permits the Company to offer and sell common shares, preferred shares and debt securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933.
     The Company could also fund property acquisitions, development and other non-recurring capital improvements through additional borrowings, sale of assets or joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. On June 18, 2007, the Company acquired Annapolis Commerce Park East through the assumption of mortgage debt and the issuance of 72,159 units of partnership interest in the Operating Partnership.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
(amounts in thousands)	2007	2006	Change
Cash provided by operating activities	$21,844	$16,807	$5,037
Cash used in investing activities	$(92,416)	$(100,759)	$8,343
Cash provided by financing activities	$34,668	$84,948	$(50,280)

     Net cash provided by operating activities increased $5.0 million for the six months ended June 30, 2007, compared to the same period in 2006. This increase was largely the result of increased cash flow from the 2006 and 2007 Acquisitions. The increased cash provided by a larger portfolio, along with an increase in accounts payable and accrued expenses, exceeded the decrease in both escrows and reserves, and increased deferred costs.
     Net cash used in investing activities decreased $8.3 million for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to acquisitions. The Company acquired six properties in the six months ended June 30, 2007, compared to eight properties acquired over the same period in 2006 resulting in a $33.4 million reduction in the total cash used for property acquisitions. The decrease in cash used to acquire properties was partially offset by an increase in spending on development projects in 2007. Construction in progress costs increased $4.6 million in 2007, compared to 2006, as the Company commenced activity on several additional development projects and completed and placed in-service its first development project, an expansion at John Marshall Highway, during the second quarter of 2007. Additions to rental property increased $6.1 million in 2007, compared to 2006, due to increased expenditures on capital and tenant improvements. Also, cash used in investing activities in 2006 was partially offset by proceeds of $14.9 million from the sale of 6600 Business Parkway.
     Net cash provided by financing activities decreased $50.3 million for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to fewer borrowings. During the second quarter of 2006, the Company issued $75.0 million of unsecured Senior Notes. For the six months ended June 30, 2007 and 2006, the Company borrowed $64.0 million and $64.5 million, respectively, under its unsecured revolving credit facility. The decline in total borrowings during 2007 was partially offset by lower debt repayments as the Company repaid $36.5 million of its unsecured revolving credit facility in 2006. The Company did not make any repayments on its unsecured revolving credit facility for the six months ended June 30, 2007. The Company paid an additional $3.8 million in dividends to its shareholders during the six months ended June 30, 2007, compared to the same period of 2006. Finally, the Company repurchased 178,049 Operating Partnership units during the six months ended June 30, 2007 for $5.2 million.
Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions that are infrequent and can vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which is a property level expense, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor any insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in Same Property NOI are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be combined with the results from the consolidated statements of operations to provide an accurate depiction of total Company performance.
Comparison of the Three and Six months Ended June 30, 2007 to June 30, 2006
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

Total Same Property Portfolio

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Number of properties (1)	55	55	—	—	51	51	—	—

Same property revenue
Rental	$21,067	$21,052	$15	—	$38,710	$38,612	$98	0.3
Tenant reimbursements	3,962	3,996	(34)	(0.9)	7,647	7,431	216	2.9
Other	92	133	(41)	(30.8)	102	300	(198)	(66.0)

Total same property revenue	25,121	25,181	(60)	(0.2)	46,459	46,343	116	(0.3)

Same property operating expenses
Property	4,809	4,433	376	8.5	9,644	8,714	930	10.7
Real estate taxes and insurance	2,317	2,140	177	8.3	4,057	4,000	57	1.4

Total same property operating expenses	7,126	6,573	553	8.4	13,701	12,714	987	7.8

Same property net operating income	$17,995	$18,608	$(613)	(3.3)	$32,758	$33,629	$(871)	(2.6)

Reconciliation to net income (loss) Same property net operating income	$17,995	$18,608			$32,758	$33,629
Non-comparable net operating income	3,697	54			9,718	2,533
General and administrative expenses	(2,621)	(2,530)			(5,587)	(5,064)
Depreciation and amortization	(10,392)	(7,957)			(20,341)	(15,820)
Other expenses, net	(8,663)	(7,880)			(16,758)	(14,067)
Minority interests	—	(15)			5	(67)
Discontinued operations (2)	—	7,221			—	7,465

Net income (loss)	$16	$7,501			$(205)	$8,609

	Occupied at June 30,		Occupied at June 30,
	2007	2006	2007	2006
Same Properties	87.7%	88.4%	88.2%	88.1%
Non-comparable Properties (3)	84.6%	84.3%	84.2%	88.8%
Total	87.1%	88.2%	87.1%	88.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Discontinued operations represent income from 6600 Business Parkway, which was sold in May 2006.

(3)	Non-comparable Properties include: 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270 West, Davis Drive, Indian Creek Court, Gateway II, Owings Mills Commerce Center, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II and Annapolis Commerce Park East. In addition, non-comparable properties for the six months ended June 30, 2007 also include: River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center and John Marshall Highway (Building II).
     Same Property NOI decreased $0.6 million, or 3.3%, and $0.9 million, or 2.6%, for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. Rental revenue remained consistent during the second quarter of 2007 as increases in rental and renewal rates were offset by increases in vacancy. For the six months ended June 30, 2007, rental revenue increased $0.1 million as the increase in rental rates on new and renewal leases was partially offset by a slight decline in occupancy. Tenant reimbursements and other revenue were relatively unchanged for the second quarter of 2007 due to occupancy declines and higher non-recoverable overhead costs allocated to the portfolio as a result of the Company fully implementing its regional structure. Total Same Property operating expenses increased $0.4 million and $0.9 million for the three and six months ended June 30, 2007, respectively, due to higher utility costs and increased snow removal costs incurred in the first quarter. Real estate taxes and insurance increased $0.2 million and $0.1 million for the three and six months ended June 30, 2007, respectively, due to a slight increase in real estate taxes.

Maryland

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Number of properties (1)	21	21	—	—	21	21	—	—

Same property revenue
Rental	$6,579	$6,514	$65	1.0	$13,179	$12,994	$185	1.4
Tenant reimbursements	1,291	1,326	(35)	(2.6)	2,775	2,580	195	7.6
Other	18	87	(69)	(79.3)	94	117	(23)	(19.7)

Total same property revenue	7,888	7,927	(39)	(0.5)	16,048	15,691	357	2.3

Same property operating expenses
Property	1,403	1,170	233	19.9	3,244	2,722	522	19.2
Real estate taxes and insurance	671	651	20	3.1	1,347	1,320	27	2.0

Total same property operating expenses	2,074	1,821	253	13.9	4,591	4,042	549	13.6

Same property net operating income	$5,814	$6,106	$(292)	(4.8)	$11,457	$11,649	$(192)	(1.6)

Reconciliation to total property operating income:
Same property net operating income	$5,814	$6,106			$11,457	$11,649
Non-comparable net operating income	1,385	13			2,574	33

Total property operating income	$7,199	$6,119			$14,031	$11,682

	Occupied at June 30,		Occupied at June 30,
	2007	2006	2007	2006
Same Properties	92.1%	92.3%	92.1%	92.3%
Non-comparable Properties (2)	75.4%	—%	75.4%	—%
Total	88.4%	92.3%	88.4%	92.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Gateway 270 West, Indian Creek Court, Owings Mills Commerce Center, Ammendale Commerce Center and Annapolis Commerce Park East.
     Same Property NOI for the Maryland properties decreased $0.3 million and $0.2 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. Rental revenue increased $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, as a result of higher rental rates on new and renewal leases. Tenant reimbursements and other revenue decreased by $0.1 million during the second quarter of 2007, compared to the same period in 2006, due to a slight decline in operating expense recoveries. Tenant reimbursements and other revenue increased $0.2 million during the six months ended June 30, 2007 due to higher property operating expenses. Total Same Property operating expenses for the Maryland properties increased $0.3 million and $0.5 million, for the three and six months ended June 30, 2007, respectively, due to higher utility expenses during the year and an increase in snow removal costs during the first quarter of 2007. Real estate taxes and insurance remained relatively unchanged for the three and six months ended June 30, 2007, compared to the same period in 2006.

Northern Virginia

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Number of properties (1)	18	18	—	—	17	17	—	—

Same property revenue
Rental	$8,528	$8,411	$117	1.4	$16,321	$16,222	$99	0.6
Tenant reimbursements	1,326	1,470	(144)	(9.8)	2,707	2,754	(47)	(1.7)
Other	5	18	(13)	(72.2)	(42)	134	(176)	(131.3)

Total same property revenue	9,859	9,899	(40)	(0.4)	18,986	19,110	(124)	(0.6)

Same property operating expenses
Property	1,848	1,741	107	6.1	3,897	3,564	333	9.3
Real estate taxes and insurance	929	813	116	14.3	1,576	1,569	7	0.4

Total same property operating expenses	2,777	2,554	223	8.7	5,473	5,133	340	6.6

Same property net operating income	$7,082	$7,345	$(263)	(3.6)	$13,513	$13,977	$(464)	(3.3)

Reconciliation to total property operating income Same property net operating income	$7,082	$7,345			$13,513	$13,977
Non-comparable net operating income	232	12			800	305

Total property operating income	$7,314	$7,357			$14,313	$14,282

	Occupied at June 30,		Occupied at June 30,
	2007	2006	2007	2006
Same Properties	90.6%	90.9%	90.4%	91.4%
Non-comparable Properties (2)	85.0%	96.9%	92.0%	90.5%
Total	90.5%	91.3%	90.5%	91.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Davis Drive and John Marshall Highway (Building II) for the three months ended June 30, 2007 and Sterling Park Business Center, Davis Drive and John Marshall Highway (Building II) for the six months ended June 30, 2007.
     Same Property NOI for the Northern Virginia properties decreased $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. Rental revenues increased $0.1 million for both the three and six months ended June 30, 2007 as higher rental rates on new and renewal leases were partially offset by a decrease in occupancy. Tenant reimbursements and other revenue decreased $0.2 million for both the three and six months ended June 30, 2007 as a result of the decline in occupancy and higher non-recoverable expenses. Total Same Property operating expenses for the Northern Virginia properties increased $0.1 million and $0.3 million, due to an increase in non- recoverable tenant expenses comprised of higher overhead costs attributable to the company’s regionalization efforts during the three and six months ended June 30, 2007, respectively. Real estate taxes and insurance increased $0.1 million during the second quarter of 2007, but remained relatively unchanged for the six months ended June 30, 2007, compared to the same period in 2006.

Southern Virginia

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Number of properties (1)	16	16	—	—	13	13	—	—

Same property revenue
Rental	$5,960	$6,127	$(167)	(2.7)	$9,210	$9,396	$(186)	(2.0)
Tenant reimbursements	1,345	1,200	145	12.1	2,165	2,097	68	3.2
Other	69	28	41	146.4	50	49	1	2.0

Total same property revenue	7,374	7,355	19	0.3	11,425	11,542	(117)	(1.0)

Same property operating expenses
Property	1,558	1,522	36	2.4	2,503	2,428	75	3.1
Real estate taxes and insurance	717	676	41	6.1	1,134	1,111	23	2.1

Total same property operating expenses	2,275	2,198	77	3.5	3,637	3,539	98	2.8

Same property net operating income	$5,099	$5,157	$(58)	(1.1)	$7,788	$8,003	$(215)	(2.7)

Reconciliation to total property operating income Same property net operating income	$5,099	$5,157			$7,788	$8,003
Non-comparable net operating income	2,080	29			6,344	2,195

Total property operating income	$7,179	$5,186			$14,132	$10,198

	Occupied at June 30,		Occupied at June 30,
	2007	2006	2007	2006
Same Properties	82.3%	83.7%	82.6%	81.2%
Non-comparable Properties (2)	89.8%	86.4%	86.8%	90.5%
Total	84.4%	84.0%	84.4%	84.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: River’s Bend Center, Northridge I & II, Crossways I, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway II, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II. In addition, non-comparable properties for the six months ended June 30, 2007 also include: River’s Bend Center, Northridge I & II and Crossways I.
     Same Property NOI for the Southern Virginia properties slightly decreased during the second quarter of 2007, compared to the same period in 2006. For the six months ended June 30, 2007, Same Property NOI decreased $0.2 million. Rental revenue decreased $0.2 million for both the three and six months ended June 30, 2007 as a result of slightly increased vacancy in 2007. Tenant reimbursements and other revenue increased $0.2 million and $0.1 million during the three and six months ended June 30, 2007, respectively as the Company recovered a higher percentage of tenant operating expense as a result of conversion of more leases to a triple-net basis that permits higher recovery. Same Property operating expense remained relatively unchanged for the second quarter of 2007 and increased $0.1 million for the six months ended June 30, 2007 due to a slight increase in operating expenses for full-service tenants. Real estate taxes and insurance remained relatively unchanged for the three and six months ended June 30, 2007, compared to the same period in 2006.

Contractual Obligations
     As of June 30, 2007, the Company had development, redevelopment and capital improvement obligations of $4.2 million and $3.6 million, respectively. Development and redevelopment contractual obligations include commitments primarily related to the Sterling Park Business Center-Building I, 1400 Cavalier Boulevard, Snowden Center, Crossways Commerce Center I and Ammendale Commerce Center projects. Capital expenditure obligations generally represent commitments for roof, asphalt, HVAC replacements and other structural improvements. Also, as of June 30, 2007, the Company had $4.6 million of tenant improvement obligations, which it expects to incur on its in-place leases.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of June 30, 2007, the Company is the sole general partner of and owns 96.7% of the Operating Partnership’s units. The remaining units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On July 17, 2007, the Company declared a dividend of $0.34 per common share. The dividend is payable on August 10, 2007, to common shareholders of record as of July 31, 2007.
Funds From Operations
     Many investors and analysts following the real estate industry use FFO as a supplemental performance measure. Management considers FFO an appropriate supplemental measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.
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

     The following table presents a reconciliation of net income to FFO available to common share and unit holders:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2007	2006	2007	2006
Net income (loss)	$16	$7,501	$(205)	$8,609
Add: Depreciation and amortization of real estate assets	10,392	7,957	20,341	15,820
Add: Discontinued operations depreciation and amortization	—	—	—	3
Add: Minority interests	—	385	(5)	452
Less: Gain on sale of disposed property	—	(7,475)	—	(7,475)

FFO available to common shareholders and unitholders	$10,408	$8,368	$20,131	$17,409

Weighted average number of diluted common shares and Operating Partnership units outstanding	25,004	21,660	25,049	21,671
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional common shares; and other risks previously disclosed in Item 1A, ‘Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of June 30, 2007.

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
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at June 30, 2007 to be $387.1 million compared to the $394.3 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at June 30, 2007 to be $75.8 million and $116.7 million, respectively, compared to the $75.0 million and $122.5 million carrying values, respectively, at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company will only enter into these agreements with highly rated institutional counterparties and does not expect that any counterparties will fail to meet contractual obligations.
     In May 2006, the Company entered into a forward treasury lock agreement to effectively lock the interest rate in anticipation of a planned debt issuance and hedge the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment, and the Company recorded a $671 thousand loss upon the cash settlement of the contract in June 2006. There were no other derivative contacts entered into in 2007 or 2006, and the Company had no accumulated other comprehensive income or loss related to derivatives during these respective periods.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of June 30, 2007, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
As of June 30, 2007, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

No.	Description

10.1	Amendment No. 1, dated April 4, 2007, to Amended and Restated Revolving Credit Agreement, dated as of April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.2	Form of Restricted Common Share Award Agreement for Trustees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2007).

10.3	Amendment No. 2 to the Company’s 2003 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: August 9, 2007	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: August 9, 2007	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Amendment No. 1, dated April 4, 2007, to Amended and Restated Revolving Credit Agreement, dated as of April 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.2	Form of Restricted Common Share Award Agreement for Trustees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2007).

10.3	Amendment No. 2 to the Company’s 2003 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)