Form 10-Q
period 2007-09-30
FIRST POTOMAC REALTY TRUST
filed 2007-11-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐      NO ☑
As of November 9, 2007, there were 24,250,666 shares of beneficial interest, par value $.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Rental property, net	$975,539	$884,882
Cash and cash equivalents	4,210	41,367
Escrows and reserves	12,146	11,139
Accounts and other receivables, net of allowance for doubtful accounts of $636 and $334, respectively	3,901	4,212
Accrued straight-line rents, net of allowance for doubtful accounts of $43 and $41, respectively	6,249	4,973
Deferred costs, net	11,945	9,006
Prepaid expenses and other assets	7,711	6,191
Intangible assets, net	30,347	32,797

Total assets	$1,052,048	$994,567

Liabilities:
Mortgage loans	$392,220	$391,393
Exchangeable senior notes, net of discount	122,656	122,234
Senior notes	75,000	75,000
Secured term loan	50,000	—
Unsecured revolving credit facility	25,100	—
Accounts payable and accrued expenses	13,191	8,898
Accrued interest	5,395	2,420
Rents received in advance	3,311	3,196
Tenant security deposits	5,407	4,965
Deferred market rent	9,741	8,883

Total liabilities	702,021	616,989

Minority interests	11,802	13,992

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 24,251 and 24,127 shares issued and outstanding, respectively	24	24
Additional paid-in capital	429,555	430,271
Dividends in excess of accumulated earnings	(91,354)	(66,709)

Total shareholders’ equity	338,225	363,586

Total liabilities and shareholders’ equity	$1,052,048	$994,567

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental	$26,109	$22,865	$76,823	$64,277
Tenant reimbursements and other	5,077	4,264	15,028	12,450

Total revenues	31,186	27,129	91,851	76,727

Operating expenses:
Property operating	6,730	5,536	19,456	14,652
Real estate taxes and insurance	2,933	2,257	8,396	6,578
General and administrative	2,362	2,436	7,949	7,500
Depreciation and amortization	9,915	9,174	30,255	24,993

Total operating expenses	21,940	19,403	66,056	53,723

Operating income	9,246	7,726	25,795	23,004

Other expenses (income):
Interest expense	9,137	7,155	26,261	20,998
Interest and other income	(123)	(175)	(489)	(743)
Loss on interest rate lock agreement	—	—	—	671
Loss on early retirement of debt	—	—	—	121

Total other expenses	9,014	6,980	25,772	21,047

Income from continuing operations before minority interests	232	746	23	1,957

Minority interests	(7)	(28)	(3)	(95)

Income from continuing operations	225	718	20	1,862

Discontinued operations:
Income from operations of disposed property	—	—	—	376
Gain on sale of disposed property	—	—	—	7,475
Minority interests in discontinued operations	—	—	—	(386)

Income from discontinued operations	—	—	—	7,465

Net income	$225	$718	$20	$9,327

Income per share – basic:
Income from continuing operations	$0.01	$0.03	$—	$0.09
Income from discontinued operations	—	—	—	0.35

Net income	$0.01	$0.03	$—	$0.44

Weighted average common shares outstanding - basic	24,068	23,168	24,045	21,257

Income per share – diluted:
Income from continuing operations	$0.01	$0.03	$—	$0.09
Income from discontinued operations	—	—	—	0.34

Net income	$0.01	$0.03	$—	$0.43

Weighted average common shares outstanding - diluted	24,192	23,444	24,239	21,530
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$20	$9,327
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of property disposed	—	(7,475)
Depreciation and amortization	—	3
Minority interests	—	386
Depreciation and amortization	30,824	25,266
Bad debt expense (recovery)	397	(58)
Stock based compensation	1,123	1,344
Amortization of deferred market rent	(1,299)	(1,705)
Amortization of deferred financing costs and bond discount	1,237	655
Amortization of rent abatement	850	146
Minority interests	3	95
Loss from early retirement of debt	—	121
Changes in assets and liabilities:
Escrows and reserves	(1,007)	(1,709)
Accounts and other receivables	(46)	(250)
Accrued straight-line rents	(1,316)	(648)
Prepaid expenses and other assets	(2,016)	(2,509)
Tenant security deposits	442	690
Accounts payable and accrued expenses	1,771	451
Accrued interest	2,975	1,716
Rent received in advance	115	(316)
Deferred costs	(3,316)	(1,355)

Total adjustments	30,737	14,848

Net cash provided by operating activities	30,757	24,175

Cash flows from investing activities
Purchase deposit on future acquisitions	—	(500)
Proceeds from sale of real estate assets	—	14,939
Additions to rental property	(15,523)	(6,793)
Additions to construction in process	(8,704)	(2,381)
Acquisition of land parcels	(5,436)	(716)
Acquisition of rental property and associated intangible assets	(72,592)	(168,041)

Net cash used in investing activities	(102,255)	(163,492)

Cash flows from financing activities
Financing costs	(2,307)	(2,087)
Proceeds from debt	124,500	168,300
Proceeds from issuance of stock, net	—	90,057
Repayments of debt	(57,455)	(96,578)
Dividends to shareholders	(24,665)	(19,983)
Distributions to minority interests	(799)	(1,082)
Redemption of partnership units	(5,229)	—
Stock option exercises	296	535

Net cash provided by financing activities	34,341	139,162

Net decrease in cash and cash equivalents	(37,157)	(155)

Cash and cash equivalents, beginning of period	41,367	3,356

Cash and cash equivalents, end of period	$4,210	$3,201

     See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning, developing, redeveloping and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2007, the Company was the sole general partner of and owned a 96.8% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying unaudited consolidated financial statements.
     As of September 30, 2007, the Company owned 71 properties consisting of 164 buildings totaling approximately 11.4 million square feet. The Company also owned developable land that can accommodate approximately 1.6 million square feet of development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The unaudited consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and First Potomac Management LLC. All intercompany balances and transactions have been eliminated in consolidation.

     The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and as updated from time to time in other filings with the Securities and Exchange Commission.

     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions throughout the year.
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
     The Company reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses and capital improvement costs. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in its investments in real estate.
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less selling costs, is lower than the carrying amount of the building. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on its balance sheet. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property secures specific mortgage debt.
     The Company recognizes the fair value of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the obligation.

     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. Total interest expense capitalized to construction in progress was $0.5 million and $0.9 million for the three and nine months ended September 30, 2007, respectively, and $0.1 million for both the three and nine months ended September 30, 2006. Interest capitalized is depreciated over the useful life of the related underlying assets upon those assets being placed into service.
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to above-market rents acquired is recorded as a component of deferred costs. Above and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $23 million and $24 million at September 30, 2007 and December 31, 2006, respectively.

     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheet. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit will be allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur, such as the loss of key personnel, indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three and nine months ended September 30, 2007 and 2006.
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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income, located in shareholders’ equity, for effective hedging relationships. Derivative transactions that do not qualify for hedge accounting treatment or are considered ineffective will result in changes in fair value recognized in earnings.
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
(j) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive for the nine months ended September 30, 2007 and 2006.
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
     The Company owned 96.2% of the outstanding Operating Partnership units at December 31, 2006. During the third quarter of 2007, the Company purchased, from unaffiliated limited partners, 2,531 Operating Partnership units for an aggregate purchase price of $59 thousand. Also, during the first quarter of 2007, the Company purchased, 178,049 Operating Partnership units, from unaffiliated limited partners, for an aggregate price of $5.2 million. During the second quarter of 2007, the Company issued 72,159 Operating Partnership units to partially fund the acquisition of Annapolis Commerce Park East.

     In addition, the Company redeemed 10,000 units and 25,000 units from unaffiliated limited partners for common shares during the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, the Company owned a 96.8% interest in the Operating Partnership with 807,233 Operating Partnership units held by limited partners. Based on the closing share price of the Company’s common stock at the end of the third quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all outstanding Operating Partnership units at September 30, 2007 would be approximately $17.6 million.
(l) Earnings Per Share
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
     The following table sets forth the computation of the Company’s basic and diluted earnings per share both before and after consideration of income from discontinued operations and income available to common shareholders (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted per share calculations:
Income from continuing operations	$225	$718	$20	$1,862
Income from discontinued operations	—	—	—	7,465

Net income	$225	$718	$20	$9,327

Denominator for basic and diluted per share calculations:
Weighted average shares outstanding — basic:	24,068	23,168	24,045	21,257
Effect of dilutive shares:
Employee stock options and non-vested shares	124	276	194	273

Denominator for diluted per share amounts	24,192	23,444	24,239	21,530

Income per share – basic:
Continuing operations	$0.01	$0.03	$—	$0.09
Discontinued operations	—	—	—	0.35

Net income	$0.01	$0.03	$—	$0.44

Income per share – diluted:
Continuing operations	$0.01	$0.03	$—	$0.09
Discontinued operations	—	—	—	0.34

Net income	$0.01	$0.03	$—	$0.43

(m) Share-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under this method, compensation cost for the three and nine months ended September 30, 2007 and 2006 include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes equity compensation costs on a straight-line basis over the requisite service period for each award.
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

   Stock Options Summary
     During the first quarter of 2007, the Company issued 86,850 options under the Plan to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The Company recognized compensation expense related to stock options of $102 thousand and $81 thousand during the three months ended September 30, 2007 and 2006, respectively, and $306 thousand and $244 thousand during the nine months ended September 30, 2007 and 2006, respectively.
     A summary of the Company’s stock options as of January 1, 2007 and changes during the nine months ended September 30, 2007 is presented below:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, December 31, 2006	588,283	$17.73	7.2 years	$6,693,254
Granted	86,850	29.12
Exercised	(938)	21.36
Forfeited	(8,519)	26.37

Outstanding, March 31, 2007	665,676	$19.10	7.3 years	$6,347,994
Granted	—	—
Exercised	(1,262)	17.14
Forfeited	(4,189)	26.55

Outstanding, June 30, 2007	660,225	$19.06	7.1 years	$3,445,267
Granted	—	—
Exercised	(17,500)	15.00
Forfeited	(2,031)	27.70

Outstanding, September 30, 2007	640,694	$19.14	6.8 years	$2,602,019

Exercisable, September 30, 2007	481,112	$16.74	6.3 years	$2,565,767
Options expected to vest, September 30, 2007	145,704	$26.20	8.4 years	$36,252
   Option Exercises
     The weighted average grant-date fair value of each option granted during the nine months ended September 30, 2007 was $4.25. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $140 thousand and $159 thousand, respectively. Shares issued as a result of stock option exercises are satisfied through the issuance of new shares.
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
     The assumptions used in the fair value determination of stock options granted in 2007 are summarized as follows:

2007
Risk-free interest rate	4.48% - 4.70%
Expected volatility	21.0%
Expected dividend yield	4.71%
Weighted average expected life of options	5 years

   Non-vested share awards
     On April 1, 2007, the Company granted 68,480 restricted common shares in two separate awards to its executive officers. The first award of 34,240 shares will vest 25% per year over a four year award term. The second award of 34,240 shares awarded will vest upon achievement of specified performance conditions. The Company recognized $0.1 million and $0.2 million of compensation expense associated with these share based awards for the three and nine months ended September 30, 2007, respectively.
     In May 2007, the Company issued a total of 10,500 common shares to all non-employee trustees, all of which will vest at the completion of a twelve-month period from the award date. The Company recognized $65 thousand and $87 thousand of compensation expense associated with trustee share based awards for the three and nine months ended September 30, 2007, respectively.
     A summary of the Company’s non-vested share awards as of September 30, 2007 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2006	102,111	$23.31
Granted	—	—
Vested	(3,000)	26.84

Non-vested at March 31, 2007	99,111	23.20
Granted	78,980	21.85
Vested	(3,000)	26.84

Non-vested at June 30, 2007	175,091	22.53
Granted	—	—
Vested	—	—

Non-vested at September 30, 2007	175,091	$22.53

     As of September 30, 2007 the Company had $2.9 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of approximately four years. The Company derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The Company used the following assumptions in determining the derived service period and the fair value of its awards that vest solely on market conditions:

	2007	2006
Risk-free interest rate	4.74%	5.28%
Volatility	23%	21%
Market average return (fifty-seven years of S&P 500)	9.05%	8.94%
Total expected return	6.3%	6.6%
     The total fair value of the shares vested during the nine months ended September 30, 2007 was $166 thousand.
(n) Application of New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The Company is structured to qualify as a REIT and, therefore, is not subject to federal income tax if it distributes 100% of its taxable REIT income to its shareholders.

     As the Company fully intends to meet the requirements to qualify as a REIT, it does not record an income tax provision on its statement of operations or accrue any income tax liability. The Company adopted the provisions of FIN 48 on January 1, 2007 and the adoption of this statement did not have an impact on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after December 31, 2007, with early adoption permitted. The Company is in the process of determining how the adoption of SFAS 157 will impact its financial statements.
     In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (“FAS 159”). FAS 159, allows an entity to choose to measure many financial instruments and certain other items at fair value. The standard is effective for fiscal years beginning after November 15, 2007, which would be effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating how adoption of FAS 159 will impact its financial statements.
(3) Rental Property
     Rental property represents 71 and 65 properties owned by the Company as of September 30, 2007 and December 31, 2006, respectively, all located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Land	$236,629	$215,004
Buildings and improvements	762,353	687,901
Construction in process	11,103	6,980
Tenant improvements	36,948	27,958
Furniture, fixtures and equipment	9,903	9,880

	1,056,936	947,723
Less: accumulated depreciation	(81,397)	(62,841)

	$975,539	$884,882

(a) Development and Redevelopment Activity
     The Company intends to construct industrial property and/or business park buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At September 30, 2007, the Company had a total of 407,492 square feet under development or redevelopment at Ammendale Commerce Center, Gateway 270 West and Snowden Center in its Maryland region; Sterling Park Business Center, 403/405 Glenn Drive, Linden Business Center and Gateway Centre in its Northern Virginia region; and 1400 Cavalier Boulevard, Enterprise Parkway and Crossways Commerce Center I in its Southern Virginia region. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2007 and into 2008.
     At September 30, 2007, the Company owned developable land, which can accommodate approximately 1.6 million square feet of building space, at the following properties: Glenn Dale Business Center and 4612 Navistar Drive in its Maryland region; Sterling Park Business Center, Plaza 500 and Linden Business Center in its Northern Virginia region; and River’s Bend Center II, Chesterfield Business Center, Greenbrier Circle Corporate Center and Norfolk Commerce Park II in its Southern Virginia region.

(b) Acquisitions
     The Company purchased the following properties during the nine months ended September 30, 2007 (dollars in thousands):

					Leased and
					Occupied at	Aggregate
					September	Purchase
	Location	Acquisition Date	Property Type	Square Feet[1]	30, 2007[1]	Price
Greenbrier Circle Corporate Center	Chesapeake, VA	1/9/2007	Business Park	229,163	90%	$25,539
Greenbrier Technology Center I	Chesapeake, VA	1/9/2007	Business Park	95,843	83%	10,669
Pine Glen	Richmond, VA	2/20/2007	Business Park	86,720	100%	5,400
Ammendale Commerce Center	Beltsville, MD	3/28/2007	Business Park	53,611	100%	10,411
River’s Bend Center II	Chester, VA	5/1/2007	Business Park	302,400	92%	17,544
Annapolis Commerce Park East	Annapolis, MD	6/18/2007	Office	101,302	99%	19,048

				869,039		$88,611

[1]	Excludes a 75,747 square foot vacant building located at Ammendale Commerce Center, which was taken out of service upon acquisition. The building is currently being redeveloped.
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
     The aggregate purchase cost of properties acquired during the nine months ended September 30, 2007 was allocated as follows (amounts in thousands):

Land	$20,940
Acquired tenant improvements	2,487
Building and improvements	60,735
In-place leases intangible	5,321
Acquired leasing commissions	1,085
Customer relations intangible	3
Above-market leases acquired	840

Total assets acquired	91,411
Below-market leases acquired	(2,800)
Debt assumed	(8,883)

Net assets acquired	$79,728

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Pro forma total revenues	$31,186	$31,230	$93,776	$93,710
Pro forma income (loss) from continuing operations	270	(367)	(331)	(1,095)
Pro forma basic and diluted income (loss) per share from continuing operations	$0.01	$(0.02)	$(0.01)	$(0.05)

(4) Discontinued Operations
     Income from discontinued operations represents the revenues and expenses associated with 6600 Business Parkway, located in the Company’s Maryland reporting segment, which was sold in May 2006. The Company has had no continuing involvement with the property subsequent to its disposal and recognized a gain of $7.5 million on the sale of the property.
     The following table summarizes the components of income from discontinued operations for the nine months ended September 30 (amounts in thousands):

2006
Revenue	$443
Income from operations of disposed property	376
Gain on sale of disposed property	7,475
(5) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	September 30,	December 31,
	2007	2006
Mortgage debt, effective interest rates ranging from 5.13% to 8.53% maturing at various dates through June 2021	$392,220	$391,393
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, matures December 2011	122,656	122,234
Series A senior notes, effective interest rate of 6.41%, matures June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, matures June 2016	37,500	37,500
Term loan, with a variable interest rate of LIBOR + 1.10%, matures August 2010	50,000	—
Credit facility, with a variable interest rate of LIBOR + 1.20%, matures April 2010	25,100	—

	$664,976	$588,627

(a) Mortgage Debt
     At September 30, 2007 and December 31, 2006, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective	Earliest	Contractual
	Interest	Interest	Maturity	Maturity	September 30,	December 31,
Property	Rate	Rate	Date	Date	2007	2006
Hanover Business Center Building B1	4.00%	8.00%	—	—	$—	$1,941
Herndon Corporate Center	5.11%	5.66%	April 2008	April 2008	8,567	8,654
Norfolk Commerce Park II	6.90%	5.28%	August 2008	August 2008	7,259	7,453
Suburban Maryland Portfolio[2]	6.71%	5.54%	September 2008	September 2028	74,146	75,841
Glenn Dale Business Center	7.83%	5.13%	May 2009	May 2009	8,581	8,825
4200 Tech Court	8.07%	8.07%	October 2009	October 2029	1,758	1,776
Park Central I	8.00%	5.66%	November 2009	November 2009	5,048	5,216
4212 Tech Court	8.53%	8.53%	June 2010	June 2010	1,715	1,730
Park Central II	8.32%	5.66%	November 2010	November 2010	6,267	6,474
Enterprise Center	8.03%	5.20%	December 2010	December 2030	18,937	19,410
Indian Creek Court	7.80%	5.90%	January 2011	January 2031	13,292	13,559
403 and 405 Glenn Drive	7.60%	5.50%	July 2011	July 2011	8,854	9,037
4612 Navistar Drive	7.48%	5.20%	July 2011	July 2031	13,673	13,978
Campus at Metro Park North	7.11%	5.25%	February 2012	February 2032	25,076	25,594
1434 Crossways Blvd Building II	7.05%	5.38%	August 2012	August 2012	10,615	10,854
Crossways Commerce Center	6.70%	6.70%	October 2012	October 2012	25,468	25,727
Newington Business Park Center	6.70%	6.70%	October 2012	October 2012	16,065	16,229
Prosperity Business Center	6.25%	5.75%	January 2013	January 2013	3,888	3,966
Aquia Commerce Center I	7.28%	7.28%	February 2013	February 2013	752	831
1434 Crossways Blvd Building I	6.25%	5.38%	March 2013	March 2013	9,050	9,225
Linden Business Center	6.01%	5.58%	October 2013	October 2013	7,548	7,645
Owings Mills Business Center	5.85%	5.75%	March 2014	March 2014	5,764	5,829
Annapolis Commerce Park East	5.74%	6.25%	June 2014	June 2014	8,861	—
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	5.19%	August 2015	August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%	August 2015	August 2015	985	1,055
Building C	7.88%	6.63%	December 2017	December 2017	1,383	1,452
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%	August 2015	August 2015	2,562	2,740
Buildings A,B,E and F	7.45%	6.63%	June 2021	June 2021	2,861	2,954
Gateway Centre Building I	7.35%	5.88%	November 2016	November 2016	1,684	1,786
Airpark Business Center	7.45%	6.63%	June 2021	June 2021	1,561	1,612

Total Mortgage Debt		5.60%[3]			$392,220	$391,393

[1]	During the second quarter, the Company prepaid the outstanding mortgage encumbering Hanover Business Center – Building B for $1.9 million of available cash. The mortgage was due to mature on June 15, 2016 and had a fixed interest rate of 4.0% at the time of prepayment, which was scheduled to convert to a variable interest rate on the date of prepayment. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred on the transaction.

[2]	The Suburban Maryland Portfolio consists of the following properties: Deer Park Center, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park and Woodlands Business Center.

[3]	Weighted average interest on total mortgage debt.
(b) Term Loan
     On August 7, 2007, the Company entered into a $50 million Secured Term Loam (the “Term Loan”) with Key Bank, N.A. and PNC Bank, N.A. (the “Term Loan Lenders”). The Term Loan, which matures on August 7, 2010, has a one-year extension option and can be expanded to $100.0 million. Borrowings on the Term Loan bear interest at 70-125 basis points over LIBOR, depending on the Company’s overall leverage. The Term Loan includes covenants that require the Company to maintain a specified borrowing base debt service coverage ratio (as defined in the Secured Term Loan Agreement) and a borrowing base pool leverage level (as defined in the Secured Term Loan Agreement) below a specified threshold (the “Covenants”). An event of default under the Term Loan is an event of default under the Company’s unsecured revolving credit facility.
     On October 31, 2007, the Company determined that it was not in compliance with the Covenants for the period ended September 30, 2007. After notifying Key Bank of this non-compliance, the Company and the Term Loan Lenders entered into Amendment No. 1 to the Secured Term Loan Agreement, whereby the Covenants were amended for the period ended September 30, 2007. As a result, the Company was in compliance with these modified Covenants. The Covenants will revert to their original requirements for the quarter ended December 31, 2007, and the Company is required to include additional collateral in the borrowing base by November 30, 2007 to maintain its compliance with the original Covenants. The Company expects to include the additional collateral, as required, prior to November 30, 2007.
(c) Credit Facility
     During the third quarter of 2007, the Company repaid $49.4 million on its unsecured revolving credit facility with proceeds from the issuance of its Term Loan. Also, the Company borrowed an additional $10.5 million for general corporate purposes. As of September 30, 2007, the Company was in compliance with all of the terms of its unsecured revolving credit facility.

(6) Segment Information
     The Company’s reportable segments consist of three distinct reporting and operational segments within the broader Southern Mid-Atlantic geographic area in which it operates: Maryland, Northern Virginia and Southern Virginia.
     The Company evaluates the performance of its segments based on the operating results of the properties located within each segment excluding large non-recurring gains and losses, gains from sale of assets, interest expense, general and administrative costs or any other indirect corporate expenses to the segments. In addition, the segments do not have significant non-cash items other than bad debt expense and straight-line rent reported in their operating results. There are no inter-segment sales or transfers recorded between segments.
     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended September 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	26	19	26	71
Number of buildings	63	48	53	164
Square feet	3,363,914	2,978,479	5,060,182	11,402,575

Total revenues	$10,218	$10,339	$10,629	$31,186
Property operating expense	(1,824)	(2,080)	(2,826)	(6,730)
Real estate taxes and insurance	(951)	(1,004)	(978)	(2,933)

Total property operating income	$7,443	$7,255	$6,825	21,523

Depreciation expense				(9,915)
Interest expense				(9,137)
General and administrative				(2,362)
Other				116

Net income				$225

Total assets	$387,470	$322,705	$305,171	$1,052,048

	Three Months Ended September 30, 2006
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	23	19	20	62

Number of buildings	56	49	43	148
Square feet	2,796,455	3,071,780	4,139,825	10,008,060

Total revenues	$8,719	$9,800	$8,610	$27,129
Property operating expense	(1,694)	(2,024)	(1,818)	(5,536)
Real estate taxes and insurance	(768)	(673)	(816)	(2,257)

Total property operating income	$6,257	$7,103	$5,976	19,336

Depreciation expense				(9,174)
Interest expense				(7,155)
General and administrative				(2,436)
Other				147

Net income				$718

Total assets	$335,941	$311,260	$208,004	$910,129

     Corporate assets not allocated to any of our reportable segments totaled $36,702 thousand and $54,924 thousand at September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$29,906	$30,759	$31,186	$91,851
Property operating expense	(5,732)	(6,415)	(7,309)	(19,456)
Real estate taxes and insurance	(2,698)	(2,777)	(2,921)	(8,396)

Total property operating income	$21,476	$21,567	$20,956	63,999

Depreciation expense				(30,255)
Interest expense				(26,261)
General and administrative				(7,949)
Other				486

Net income				$20

	Nine Months Ended September 30, 2006
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$24,410	$29,331	$22,986	$76,727
Property operating expense	(4,383)	(5,622)	(4,647)	(14,652)
Real estate taxes and insurance	(2,088)	(2,323)	(2,167)	(6,578)

Total property operating income	$17,939	$21,386	$16,172	55,497

Depreciation expense				(24,993)
Interest expense				(20,998)
General and administrative				(7,500)
Other				(144)
Income from discontinued operations				7,465

Net income				$9,327

(7) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows (amounts in thousands):

	2007	2006
Cash paid for interest, net	$24,360	$20,434
Non-cash investing and financing activities:
Issuance of common shares to trustees	—	137
Debt assumed in connection with acquisitions of real estate	8,883	25,764
Conversion of Operating Partnership units into common shares	362	6,694
Issuance of Operating Partnership units in exchange for real estate property	1,701	—
     Cash paid for interest on indebtedness is net of capitalized interest of $0.9 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.
     During the nine months ended September 30, 2007 and 2006, 25,000 and 458,135 Operating Partnership units, respectively, were redeemed for the Company’s common shares.
     On April 1, 2007, the Company completed and placed in-service a 112,305 square foot addition, which cost approximately $8.3 million, to its existing property at 15395 John Marshall Highway.
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
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning, developing, redeveloping and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company strategically focuses on acquiring, developing or redeveloping properties that management believes can benefit from the Company’s intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of September 30, 2007, the Company owned 71 properties, totaling approximately 11.4 million square feet, which were 90.6% leased and 88.1% occupied by a total of 621 tenants through 802 leases. As of September 30, 2007, the Company’s largest tenant was the U.S. Government, which represented 8.3% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2007, the Company was the sole general partner of and owned a 96.8% interest in the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying unaudited consolidated financial statements.
Executive Summary
     The Company’s funds from operations (FFO) for the third quarter of 2007 increased to $10.1 million, or $0.41 per diluted share, compared with $9.9 million, or $0.41 per diluted share, during the third quarter of 2006. The Company reported net income for the third quarter of 2007 of $0.2 million, or $0.01 per diluted share, compared with net income of $0.7 million, or $0.03 per diluted share, for the third quarter of 2006.
     The Company’s FFO for the first nine months of 2007 increased 11% over the prior-year period to $30.3 million, or $1.21 per diluted share, compared with $27.3 million, or $1.21 per diluted share, for the first nine months of 2006. The Company reported net income for the first nine months of 2007 of $20 thousand, compared with net income of $9.3 million, or $0.43 per diluted share, for the first nine months of 2006. During the second quarter of 2006, the Company sold its property located at 6600 Business Parkway in Elkridge, Maryland for $15.4 million in cash, which resulted in a gain of $7.5 million, or $0.34 per diluted share.
Significant Third Quarter Transactions
(a) Development and Redevelopment Activity
     As of September 30, 2007, the Company had commenced development and redevelopment of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction.

     As of September 30, 2007, the Company had incurred development and redevelopment expenditures for the properties noted below:
•	Crossways Commerce Center I — a 46,392 square foot two-story building addition is under construction. The development costs incurred to date include architectural design, site and building engineering, earthwork, concrete, steel, masonry, mechanical, glass, roof, fire protection, electrical and plumbing. The Company has leased approximately 50% of the building and anticipates placing the leased portion in service during the fourth quarter of 2007;

•	Sterling Park Business Center – The Company began development efforts on approximately 25% of the total developable land at the property. Site planning for two business park buildings is complete, and a 57,900 square foot building has been designed. Development costs incurred to date include overall master and site planning, geotechnical and wetland studies, architectural, structural, earthwork, storm water management, permit processing and engineering design for one building. Additional development costs are being incurred on several access roads required for the overall project acceptance and completion;

•	1400 Cavalier Boulevard – a 96,000 square foot warehouse building is under construction. The development costs incurred to date include site engineering, building design, earthwork, concrete, steel masonry, roof, EIFS, painting and site work;

•	Ammendale Commerce Center – redevelopment of a 75,747 square foot business park building. Development costs incurred through September 30, 2007 include architectural and engineering schematic development; and

•	Enterprise Parkway – redevelopment of 80,000 square foot multi-tenanted office space. Development costs incurred through September 30, 2007 include hallway renovation, architectural and engineering design.
     During the third quarter of 2007, the Company also began redevelopment efforts on portions of space totaling 43,000 square feet at Gateway 270 West, 403/405 Glenn Drive, Linden Business Center and Gateway Centre. The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of unfinished space. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2007 and into 2008. At September 30, 2007, the Company had several developable land parcels that can accommodate approximately 1.6 million square feet of additional development. The Company also has a 4,500 square foot retail pad site under development at its Snowden Center property in Columbia, Maryland.
(b) Other Activity
•	The Company executed new leases for 254,585 square feet, including 163,089 square feet at Enterprise Parkway, 23,591 square feet at Gateway 270 West and 20,120 square feet at 1400 Cavalier Boulevard. Rent will commence under the terms of these new leases over the next two quarters;

•	The Company renewed leases for 315,944 square feet, to existing tenants, which include 73,640 square feet at English Muffin Way, 40,000 square feet at River’s Bend Center and 34,750 square feet at 4451 Georgia Pacific;

•	On August 7, 2007, the Company entered into a $50.0 million Secured Term Loan with Key Bank, N.A. The loan, which matures in August 2010, has a one-year extension option and can be expanded to $100 million. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The proceeds from the loan were used to pay down a portion of the Company’s unsecured revolving credit facility and the related interest; and

•	On August 14, 2007, the Company acquired a parcel of undeveloped land at 7501 Whitepine Road in Chesterfield County, Virginia for $0.4 million. The three-acre site is adjacent to the Chesterfield Business Center and is zoned for a 35,700 square foot warehouse.
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
     The following is a summary of certain aspects of these critical accounting policies.
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
     The Company must make estimates of the collectibility of its accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income as a higher required allowance for doubtful accounts receivable will result in lower net income.
Investments in Real Estate and Real Estate Entities
     Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.
     Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	39 years
Building improvements	5 to 15 years
Furniture, fixtures and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
Lease related intangible assets	Term of related lease
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
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value of the building, less anticipated selling costs, is lower than its carrying amount. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.

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
Results of Operations
     Comparison of the Three and Nine Months Ended September 30, 2007 to the Three and Nine Months Ended September 30, 2006
     The results of operations for the three and nine months ended September 30, 2007 and 2006 are presented below.
     2007 Acquisitions
     The Company acquired the following six properties at an aggregate purchase cost of $88.6 million during the nine months ended September 30, 2007: Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II and Annapolis Commerce Park East. Collectively, the properties are referred to as the “2007 Acquisitions.”
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
     The balance of the portfolio is referred to as the “Remaining Portfolio.”

Total Revenues
     Total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Rental	$26,109	$22,865	$76,823	$64,277	$3,244	14%	$12,546	20%
Tenant reimbursements & other	$5,077	$4,264	$15,028	$12,450	$813	19%	$2,578	21%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of above and below market leases. Rental revenue increased $3.2 million and $12.5 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The increase was primarily the result of the Company’s 2007 and 2006 Acquisitions, which in aggregate, contributed additional rental revenue for the three and nine months ended September 30, 2007 of $3.5 million and $12.4 million, respectively, compared to the same period in 2006. Rental revenue from the Company’s remaining portfolio was relatively consistent during the three and nine months ended September 30, 2007 when compared to prior year. The increase in rental revenue for the three and nine months ended September 30, 2007 includes $1.2 million and $4.2 million, respectively, for the Company’s Maryland reporting segment, $0.2 million and $1.2 million, respectively, for the Northern Virginia reporting segment and $1.8 and $7.1 million, respectively, for the Southern Virginia reporting segment.
     The Company’s portfolio was 88.1% occupied at September 30, 2007, compared to 87.4% occupied at September 30, 2006. The increase in portfolio occupancy can be primarily attributed to the 2007 Acquisitions, which had higher average occupancy levels than the overall portfolio. In addition, approximately 120,000 square feet was placed in redevelopment during 2007 and was subsequently excluded from the determination of the 2007 occupancy percentages, while the redevelopment square footage was included in vacancy during the comparative 2006 periods.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as late fees and lease termination fees. Tenant reimbursements and other revenues increased $0.8 million and $2.6 million during the three and nine months ended September 30, 2007, respectively, compared with the same period in 2006. The increase is primarily due to the impact from the 2007 and 2006 Acquisitions, which in aggregate, resulted in $0.5 million and $2.2 million of additional tenant reimbursements and other revenues during the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. Also, the Remaining Portfolio experienced a slight increase in tenant reimbursement and other revenues generally as a result of increased property operating expenses during the three and nine months ended September 30, 2007.
     The increases in tenant reimbursements and other revenues for the three and nine months ended September 30, 2007 include $0.3 million and $1.2 million, respectively, for the Maryland reporting segment, $0.3 million and $0.3 million, respectively, for the Northern Virginia segment and $0.2 million and $1.1 million, respectively, for the Southern Virginia reporting segment.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Property operating	$6,730	$5,536	$19,456	$14,652	$1,194	22%	$4,804	33%
Real estate taxes & insurance	$2,933	$2,257	$8,396	$6,578	$676	30%	$1,818	28%
     Property operating expenses increased $1.2 million and $4.8 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The increase is primarily due to the impact from the 2007 and 2006 Acquisitions, which in aggregate, resulted in $1.1 million and $3.2 million of additional property operating expenses during the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The balance of the increase in property operating expenses can be largely attributed to an increase in utilities and administrative expenses from the Remaining Portfolio during the three and nine months ended September 30, 2007, respectively. Administrative expenses increased in 2007 due largely to the Company fully implementing its regional structure resulting in additional personnel and administrative costs of the three regions allocated to properties. The Remaining Portfolio also experienced an additional $0.6 million in snow and ice removal during the nine months ended September 30, 2007. The increase in total property operating expenses for the three and nine months ended September 30, 2007 include $0.1 million and $1.3 million, respectively, for the Company’s Maryland reporting segment, $0.1 million and $0.8 million, respectively, for the Northern Virginia reporting segment and $1.0 and $2.7 million, respectively, for the Southern Virginia reporting segment.
     Real estate taxes and insurance increased $0.7 million and $1.8 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The increase is due to $0.4 million and $1.5 million in additional real estate taxes and insurance costs related to the 2007 and 2006 Acquisitions during the three and nine months ended September 30, 2007, respectively. The balance of the increase can be attributed to generally higher real estate taxes on the Remaining Portfolio, primarily due to higher assessments in Fairfax County, Virginia. Real estate taxes and insurance for the three and nine months ended September 30, 2007 increased $0.2 million and $0.6 million, respectively, for the Company’s Maryland reporting segment, $0.3 million and $0.5 million, respectively, for the Northern Virginia reporting segment and $0.2 million and $0.7 million, respectively, for the Southern Virginia reporting segment.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Decrease	Change	Increase	Change
General and administrative	$2,362	$2,436	$7,949	$7,500	$74	3%	$449	6%
     General and administrative expenses decreased $0.1 million for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to share-based compensation expense resulting from the prior year accelerated vesting of a portion of restricted shares issued in 2005 as certain performance measures were achieved during 2006.
     General and administrative expenses increased $0.4 million for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to increased personnel, resulting in higher compensation and benefits-related expenses. The number of employees of the Company, some of whom are included in corporate overhead, increased to 133 as of September 30, 2007, compared to 108 as of September 30, 2006. During the first quarter of 2007, the Company also incurred $0.2 million of charges related to acquisition property audits necessary to file certain registration statements with the SEC as well as costs associated with proposed acquisitions that were not completed.

     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Depreciation and amortization	$9,915	$9,174	$30,255	$24,993	$741	8%	$5,262	21%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $0.7 million and $5.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The increase is primarily due to depreciation and amortization associated with the 2007 and 2006 Acquisitions, which generated, in aggregate, $1.7 million and $7.0 million, in additional expense during the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The increase in depreciation and amortization expense was offset by lower depreciation expense incurred by the Remaining Portfolio, due to certain acquired tenant improvements, intangible in-place leases and customer relations amortizing in full as lease terms reached maturity.
     Other Expense
     Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Increase	Change	Increase	Change
Interest expense	$9,137	$7,155	$26,261	$20,998	$1,982	28%	$5,263	25%
     Interest expense increased by $2.0 million and $5.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. During December 2006, the Company completed an offering of $125.0 million of Exchangeable Senior Notes, which were issued at a discount. The issuance resulted in additional interest expense, including amortization of the discount, totaling $1.4 million and $4.2 million for the three and nine months ended September 30, 2007, respectively. During the third quarter of 2007, the Company entered into a $50.0 million secured term loan with Key Bank, which resulted in additional interest expense of $0.5 million for both the three and nine months ended September 30, 2007. For the nine months ended September 30, 2007, the Company had $2.4 million of additional interest expense associated with the issuance of $75.0 million of unsecured Senior Notes during the second quarter of 2006, which was offset by $1.0 million of lower interest expense associated with a $50.0 million term loan that was outstanding for a portion of 2006. Mortgage interest expense increased approximately $0.3 million and $1.2 million during the respective three and nine month periods, primarily due to mortgage debt associated with the 2006 Acquisitions.
     The increase in interest expense can also be attributed to $0.2 million of additional interest expense on borrowings under the Company’s unsecured revolving credit facility for the three months ended September 30, 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, the Company experienced a $1.0 million reduction in interest expense on borrowings under the facility compared to the same period in 2006. The weighted average borrowings on the credit facility were $39.4 million and $31.2 million for the three and nine months ended September 30, 2007, respectively, compared to $28.1 million and $53.4 million, respectively, for the same period in 2006. Also, the Company recorded an increase in capitalized interest expense related to development and redevelopment activity of $0.5 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006.

     Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Decrease	Change	Decrease	Change
Interest and other income	$123	$175	$489	$743	$52	30%	$254	34%
     Interest income includes amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income decreased $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The decrease in interest and other income for the three months ended September 30, 2007 and 2006 is attributed to a higher average cash balance in 2006. The Company earned 5.4% and 5.3% on average cash balances of $2.0 million and $5.7 million during the three and nine months ended September 30, 2007, respectively, compared to 5.3% and 4.6%, respectively, on cash balances of $4.3 million and $4.0 million, respectively, during the same period in 2006. The decrease in interest and other income for the nine months ended September 30, 2007 and 2006 is primarily attributed to the Company receiving a $0.3 million settlement of a bankruptcy claim from a former tenant that vacated its lease in 2003 prior to expiration. This payment was included in other income during the first quarter of 2006.
     Loss on interest-rate lock agreement is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Change	Change	Decrease	Change
Loss on interest-rate lock agreement	$—	$—	$—	$671	$—	—	$671	—
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
     Loss on early retirement of debt is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Change	Change	Decrease	Change
Loss on early retirement of debt	$—	$—	$—	$121	$—	—	$121	—
     During the first quarter of 2006, the Company entered into a $50.0 million Term Loan Agreement with Key Bank, N.A. Proceeds from the loan were used to fund acquisitions and partially pay down the Company’s unsecured revolving credit facility. The Company paid off the Term Loan with proceeds from its Senior Notes issuance. The early repayment resulted in a $0.1 million loss on early retirement of debt during the second quarter of 2006 due to the write-off of deferred financing costs.

     Minority Interests
     Minority interests are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Decrease	Change	Decrease	Change
Minority interests	$7	$28	$3	$95	$21	75%	$92	97%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The decrease in minority interest can be attributed to a $0.5 million and $1.8 million reduction in income from continuing operations for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Also, the outstanding interests owned by limited partners decreased to 3.2% as of September 30, 2007 from 3.8% as of September 30, 2006. The decline in limited partner ownership interest in the Operating Partnership resulted from the impacts of unit redemptions and the Company’s issuance of 3,450,000 common shares in July 2006 that more than offset the Company’s issuance of 72,159 Operating Partnership units during 2007 associated with the acquisition of Annapolis Commerce Park East.
     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2007	2006	2007	2006	Change	Change	Decrease	Change
Income from discontinued operations	$—	$—	$—	$7,465	$—	—	$7,465	—
     On May 11, 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland and recognized a gain on sale of $7.5 million. The Company has had no continuing involvement with this property; therefore the property’s operating results are classified as discontinued operations. The Company had not committed to a disposition plan nor had it disposed of any real estate assets during the nine months ended September 30, 2007.
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
     The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its revolving credit facility, term loans, other notes, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares.
     The Company could also fund property acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, sale of assets or joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future property acquisitions. On June 18, 2007, the Company acquired Annapolis Commerce Park East through the assumption of mortgage debt and the issuance of 72,159 units of partnership interest in the Operating Partnership.

     The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     On August 7, 2007, the Company entered into a $50 million Secured Term Loam (the “Term Loan”) with Key Bank, N.A. and PNC Bank, N.A. (the “Term Loan Lenders”). The Term Loan, which matures on August 7, 2010, has a one-year extension option and can be expanded to $100.0 million. Borrowings on the Term Loan bear interest at 70-125 basis points over LIBOR, depending on the Company’s overall leverage. The Term Loan includes covenants that require the Company to maintain a specified borrowing base debt service coverage ratio (as defined in the Secured Term Loan Agreement) and a borrowing base pool leverage level (as defined in the Secured Term Loan Agreement) below a specified threshold (the “Covenants”). An event of default under the Term Loan is an event of default under the Company’s unsecured revolving credit facility.
     On October 31, 2007, the Company determined that it was not in compliance with the Covenants for the period ended September 30, 2007. After notifying Key Bank of this non-compliance, the Company and the Term Loan Lenders entered into Amendment No. 1 to the Secured Term Loan Agreement, whereby the Covenants were amended for the period ended September 30, 2007. As a result, the Company was in compliance with these modified Covenants. The Covenants will revert to their original requirements for the quarter ended December 31, 2007, and the Company is required to include additional collateral in the borrowing base by November 30, 2007 to maintain its compliance with the original Covenants. The Company expects to include the additional collateral, as required, prior to November 30, 2007.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2007	2006	Change
Cash provided by operating activities	$30,757	$24,175	$6,582
Cash used in investing activities	$(102,255)	$(163,492)	$61,237
Cash provided by financing activities	$34,341	$139,162	$(104,821)
     Net cash provided by operating activities increased $6.6 million for the nine months ended September 30, 2007, compared to the same period in 2006. This increase was largely the result of increased cash flow from the 2006 and 2007 Acquisitions. The increased cash provided by a larger portfolio, along with an increase in both accounts payable and accrued expenses, and accrued interest, exceeded the increase in deferred costs.
     Net cash used in investing activities decreased $61.2 million for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to acquisitions. The Company acquired six properties during the nine months ended September 30, 2007, compared to eleven properties acquired over the same period in 2006, which resulted in a $95.4 million reduction in the total cash used for property acquisitions. During 2007, the Company used an additional $4.7 million of cash for the acquisition of vacant land parcels during compared to the same period in 2006. The decrease in cash used to acquire properties was partially offset by an increase in spending on development projects in 2007. Construction in progress costs increased $6.3 million in 2007, compared to 2006, as the Company commenced activity on several additional development projects and completed and placed in-service its first development project, an expansion at John Marshall Highway, during the second quarter of 2007. Additions to rental property increased $8.7 million in 2007, compared to 2006, due to increased expenditures on capital and tenant improvements. Cash used in investing activities in 2006 was also partially offset by proceeds of $14.9 million from the sale of 6600 Business Parkway.
     Net cash provided by financing activities decreased $104.8 million for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to a decrease in proceeds from stock issuances and borrowings. During the third quarter of 2006, the Company issued 3,450,000 common shares of beneficial interest for net proceeds of $90.1 million. For the nine months ended September 30, 2007, the Company had proceeds from borrowings of $124.5 million, compared to proceeds from borrowings of $168.3 million during the same period in 2006. The decline in total borrowings during 2007 was partially offset by lower debt repayments as the Company repaid an additional $39.1 million of outstanding debt during 2006 compared to 2007. The Company paid an additional $4.9 million in dividends to its shareholders during the nine months ended September 30, 2007, compared to the same period of 2006. Finally, the Company repurchased 180,580 Operating Partnership units during the nine months ended September 30, 2007 for $5.2 million.
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

     The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, and include real estate taxes and insurance capitalized during redevelopment periods, as these items vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which is a property level expense, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor any insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in Same Property NOI are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be combined with the results from the consolidated statements of operations to provide an accurate depiction of total Company performance.
Comparison of the Three and Nine months Ended September 30, 2007 to September 30, 2006
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:
Total Same Property Portfolio

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Number of properties (1)	59	59	—	—	51	51	—	—

Same property revenue

Rental	$21,838	$22,301	$(463)	(2.1)	$57,866	$58,271	$(405)	(0.7)
Tenant reimbursements	4,310	4,014	296	7.4	11,624	11,385	239	2.1

Total same property revenue	26,148	26,315	(167)	(0.6)	69,490	69,656	(166)	(0.2)

Same property operating expenses
Property	5,468	5,424	44	0.8	14,386	13,620	766	5.6
Real estate taxes and insurance	2,500	2,165	335	15.5	6,261	5,863	398	6.8

Total same property operating expenses	7,968	7,589	379	5.0	20,647	19,483	1,164	6.0

Same property net operating income	$18,180	$18,726	$(546)	(2.9)	$48,843	$50,173	$(1,330)	(2.7)

Reconciliation to net income
Same property net operating income	$18,180	$18,726			$48,843	$50,173
Non-comparable net operating income	3,343	610			15,156	5,324
General and administrative expenses	(2,362)	(2,436)			(7,949)	(7,500)
Depreciation and amortization	(9,915)	(9,174)			(30,255)	(24,993)
Other expenses, net	(9,014)	(6,980)			(25,772)	(21,047)
Minority interests	(7)	(28)			(3)	(95)
Discontinued operations (2)	—	—			—	7,465

Net income	$225	$718			$20	$9,327

	Occupied at September 30,		Occupied at September 30,
	2007	2006	2007	2006
Same Properties	88.3%	88.3%	88.6%	88.2%
Non-comparable Properties (3)	86.7%	68.6%	86.9%	83.6%
Total	88.1%	87.4%	88.1%	87.4%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Discontinued operations represent income from 6600 Business Parkway, which was sold in May 2006.

(3)	Non-comparable Properties include: Gateway 270 West, Davis Drive, Indian Creek Court, Gateway II, Owings Mills Commerce Center, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II, John Marshall Highway (Building II) and Annapolis Commerce Park East. In addition, non-comparable properties for the nine months ended September 30, 2007 also include: River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center and Hanover Business Center.

     Same Property NOI decreased $0.6 million, or 2.9%, and $1.3 million, or 2.7%, for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. Rental revenue decreased $0.5 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, primarily as the result of declines in straight-line and deferred market rent revenue. Tenant reimbursements and other revenue increased $0.3 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, as a result of increased operating expenses, increased occupancy and higher ancillary fees. Total Same Property operating expenses remained relatively unchanged for the third quarter of 2007; however, same property operating expenses increased $0.8 million for the nine months ended September 30, 2007, due to higher utility costs and increased snow removal costs incurred in the first quarter. Real estate taxes and insurance increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, due to higher assessments resulting in an increase to real estate tax expense.
Maryland

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Number of properties (1)	21	21	—	—	21	21	—	—

Same property revenue
Rental	$6,520	$6,724	$(204)	(3.0)	$19,699	$19,718	$(19)	(0.1)
Tenant reimbursements	1,367	1,264	103	8.1	4,138	3,961	177	4.5

Total same property revenue	7,887	7,988	(101)	(1.3)	23,837	23,679	158	0.7

Same property operating expenses
Property	1,361	1,601	(240)	(15.0)	4,605	4,322	283	6.5
Real estate taxes and insurance	721	684	37	5.4	2,070	2,004	66	3.3

Total same property operating expenses	2,082	2,285	(203)	(8.9)	6,675	6,326	349	5.5

Same property net operating income	$5,805	$5,703	$102	1.8	$17,162	$17,353	$(191)	(1.1)

Reconciliation to total property operating income:
Same property net operating income	$5,805	$5,703			$17,162	$17,353
Non-comparable net operating income	1,638	554			4,314	586

Total property operating income	$7,443	$6,257			$21,476	$17,939

	Occupied at September 30,		Occupied at September 30,
	2007	2006	2007	2006
Same Properties	91.5%	93.2%	91.5%	93.2%
Non-comparable Properties (2)	81.9%	66.5%	81.9%	66.5%
Total	89.4%	89.3%	89.4%	89.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Gateway 270 West, Indian Creek Court, Owings Mills Commerce Center, Ammendale Commerce Center and Annapolis Commerce Park East.

     Same Property NOI for the Maryland properties increased $0.1 million for the third quarter of 2007 compared to the third quarter of 2006. For the nine months ended September 30, 2007, Same Property NOI decreased $0.2 million compared to the same period in 2006. Same property revenue decreased $0.1 million during the third quarter of 2007, due to a slight decline in occupancy and lower property operating expenses. Same property revenue for the nine months ended September 30, 2007 increased $0.2 million primarily as a result of increased tenant reimbursement revenue as operating expenses trended higher in 2007. Total same property operating expenses for the Maryland properties decreased $0.2 million for the third quarter of 2007 and increased $0.3 million for the nine months ended September 30, 2007, driven substantially by higher snow removal costs during the first quarter of 2007 and increased real estate taxes.
Northern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Number of properties (1)	18	18	—	—	17	17	—	—

Same property revenue
Rental	$8,422	$8,505	$(83)	(1.0)	$24,316	$24,383	$(67)	(0.3)
Tenant reimbursements	1,498	1,212	286	23.6	4,005	4,047	(42)	(1.0)

Total same property revenue	9,920	9,717	203	2.1	28,321	28,430	(109)	(0.4)

Same property operating expenses
Property	1,931	2,004	(73)	(3.6)	5,765	5,515	250	4.5
Real estate taxes and insurance	1,002	666	336	50.5	2,487	2,175	312	14.3

Total same property operating expenses	2,933	2,670	263	9.9	8,252	7,690	562	7.3

Same property net operating income	$6,987	$7,047	$(60)	(0.9)	$20,069	$20,740	$(671)	(3.2)

Reconciliation to total property operating income
Same property net operating income	$6,987	$7,047			$20,069	$20,740
Non-comparable net operating income	268	56			1,498	646

Total property operating income	$7,255	$7,103			$21,567	$21,386

	Occupied at September 30,		Occupied at September 30,
	2007	2006	2007	2006
Same Properties	89.6%	90.6%	89.3%	91.0%
Non-comparable Properties (2)	84.6%	86.2%	93.3%	82.4%
Total	89.5%	90.5%	89.5%	90.5%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Davis Drive and John Marshall Highway (Building II) for the three months ended September 30, 2007 and Sterling Park Business Center, Davis Drive and John Marshall Highway (Building II) for the nine months ended September 30, 2007.

     Same Property NOI for the Northern Virginia properties decreased $0.1 million and $0.7 million for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. Same property rental revenue increased $0.2 million during the three months ended September 30, 2007 as a result of increased tenant reimbursement revenue driven by the $0.3 million increase in same property operating expenses during the three month period. The increase in property operating expenses was substantially attributable to higher assessed values on many properties that, in turn, resulted in increased real estate tax expense. For the nine months ended September 30, 2007, same property revenues decreased slightly compared to the same period in 2006, while total same property operating expenses increased $0.6 million due to both higher real estate taxes and increased utility costs. Tenant reimbursement revenue trended below the increase in property operating expense increases for the nine months ended September 30, 2007 due to lower average occupancy during the comparative period that resulted in less recoverable expenses.
Southern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Number of properties (1)	20	20	—	—	13	13	—	—

Same property revenue
Rental	$6,896	$7,072	$(176)	(2.5)	$13,851	$14,170	$(319)	(2.3)
Tenant reimbursements	1,445	1,538	(93)	(6.0)	3,481	3,377	104	3.1

Total same property revenue	8,341	8,610	(269)	(3.1)	17,332	17,547	(215)	(1.2)

Same property operating expenses
Property	2,176	1,819	357	19.6	4,016	3,783	233	6.2
Real estate taxes and insurance	777	815	(38)	(4.7)	1,704	1,684	20	1.2

Total same property operating expenses	2,953	2,634	319	12.1	5,720	5,467	253	4.6

Same property net operating income	$5,388	$5,976	$(588)	(9.8)	$11,612	$12,080	$(468)	(3.9)

Reconciliation to total property operating income
Same property net operating income	$5,388	$5,976			$11,612	$12,080
Non-comparable net operating income	1,437	—			9,344	4,092

Total property operating income	$6,825	$5,976			$20,956	$16,172

	Occupied at September 30,		Occupied at September 30,
	2007	2006	2007	2006
Same Properties	85.5%	83.9%	85.2%	81.3%
Non-comparable Properties (2)	90.4%	—%	87.9%	89.8%
Total	86.4%	83.9%	86.4%	83.9%

(1)	Represents properties owned for the entirety of the periods resented.

(2)	Non-comparable Properties include: Gateway II, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II. In addition, non-comparable properties for the nine months ended September 30, 2007 also include: River’s Bend Center, Northridge I & II, Crossways I, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center and Hanover Business Center.

     Same property NOI for the Southern Virginia properties decreased $0.6 million and $0.5 million for the three and nine months ended September 30, 2007, respectively. Same property rental revenue decreased $0.3 million and $0.2 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006. There was a decline in tenant reimbursement revenue during the three months ended September 30, 2007 due to lower recoverable costs, while occupancy increased slightly for the nine month period in 2007 resulting in higher tenant reimbursement revenue. Same property operating expense increased $0.3 million during both the three and nine months ended September 30, 2007 due to increased repairs and maintenance expense and higher utility costs. Real estate taxes and insurance remained relatively unchanged for the three and nine months ended September 30, 2007, compared to the same period in 2006.
Contractual Obligations
     As of September 30, 2007, the Company had development and redevelopment contractual obligations of $2.6 million outstanding and capital improvement obligations of $3.4 million. Development and redevelopment contractual obligations include commitments primarily related to the Sterling Park Business Center — Building I, 1400 Cavalier Boulevard, Snowden Center, Crossways Commerce Center I and Ammendale Commerce Center projects. Capital expenditure obligations generally represent commitments for roof, asphalt, HVAC replacements and other structural improvements. Also, as of September 30, 2007, the Company had $3.9 million of tenant improvement obligations, which it expects to incur on its in-place leases.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of September 30, 2007, the Company is the sole general partner of and owns 96.8% of the Operating Partnership’s units. The remaining units are held by various third-party limited partners who have contributed properties to the Operating Partnership, including some of the Company’s executive officers and trustees. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On October 16, 2007, the Company declared a dividend of $0.34 per common share. The dividend is payable on November 9, 2007, to common shareholders of record as of October 31, 2007.
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

     The following table presents a reconciliation of net income to FFO available to common share and unit holders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2007	2006	2007	2006
Net income	$225	$718	$20	$9,327
Add: Depreciation and amortization of real estate assets	9,915	9,174	30,255	24,993
Add: Discontinued operations depreciation and amortization	—	—	—	3
Add: Minority interests	7	28	3	481
Less: Gain on sale of disposed property	—	—	—	(7,475)

FFO available to common shareholders and unitholders	$10,147	$9,920	$30,278	$27,329

Weighted average number of diluted common shares and Operating Partnership units outstanding	25,004	24,446	25,037	22,634
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional common shares; and other risks previously disclosed in Item 1A, ‘Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of September 30, 2007.
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
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at September 30, 2007 to be $390.5 million compared to the $392.2 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at September 30, 2007 to be $76.2 million and $113.5 million, respectively, compared to the $75.0 million and $122.7 million carrying values, respectively, at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has historically entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company will only enter into these agreements with highly rated institutional counterparties and does not expect that any counterparties will fail to meet contractual obligations.

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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2007, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
As of September 30, 2007, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and Key Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2007).

10.2	Amendment No. 1 to Secured Term Loan Agreement, dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, Key Bank National Association and PNC Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: November 9, 2007	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: November 9, 2007	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and Key Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2007).

10.2	Amendment No. 1 to Secured Term Loan Agreement, dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, Key Bank National Association and PNC Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)