Form 10-K
period 2007-12-31
FIRST POTOMAC REALTY TRUST
filed 2008-03-07
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act) YES ☐ NO ☑
The aggregate market value of the registrant’s Common Shares of beneficial interest, $0.001 par value per share, at June 30, 2007, held by those persons deemed by the registrant to be non-affiliates was $549,990,695.
As of March 7, 2008, there were 24,276,847 Common Shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning, developing, redeveloping and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
     References in this Annual Report on Form 10-K to “we,” “our” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company was formed in July 2003 to be the successor general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company owns all of its properties and conducts its business through the Operating Partnership. As of December 31, 2007, the Company was the sole general partner of, and owned a 96.8% interest in, the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation.
     The Company strategically focuses on acquiring, developing and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of December 31, 2007, the Company owned approximately 11.4 million square feet, and the Company’s properties were 86.3% occupied by 610 tenants. The Company also owned land that can accommodate approximately 1.6 million square feet of development. As of December 31, 2007, the Company’s largest tenant was the U.S. Government, which accounted for 7.3% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
Narrative Description of Business
     The Operating Partnership was formed in 1997 to utilize management’s knowledge of and experience in the Southern Mid-Atlantic real estate market to seek to create the leading industrial property and business park owner in the region. The Company believes that the large number of properties meeting its investment criteria and the fragmented ownership of industrial properties and business parks in the region create an opportunity for it to achieve this goal. According to data from CoStar Group, a real estate market research firm, at December 31, 2007, First Potomac was the largest owner of industrial properties and business parks in the Washington, D.C. metropolitan area with a 2.8% share of the market.
     The Company’s acquisition strategies focus on industrial properties and business parks in its target markets that generally meet the following investment criteria:
▪	established locations;

▪	below-market rents; and/or

▪	absentee ownership.
     The Company also targets properties that it believes can be converted, in whole or in part, to a higher use. With business parks in particular, the Company has found that, over time, the property can be improved by converting space that is primarily warehouse space into space that contains more office use. Because office rents are generally higher than warehouse rents, the Company has been able to add revenue and value by converting space as market demand allows.

  The Company uses its contacts, relationships and local market knowledge to identify and opportunistically acquire industrial properties and business parks in its target markets. The Company also believes that its reputation for professional property management allows it to attract high-quality tenants to the properties that it acquires, enabling the Company to increase the properties’ profitability and value.
Significant 2007 Developments
  During 2007, the Company completed the following:
•	Acquired six properties totaling approximately 0.9 million square feet at a total cost of $88.6 million;

•	Completed developments totaling 253,000 square feet at 15395 John Marshall Highway, Crossways Commerce Center and Cavalier Industrial Park at a total cost of approximately $18.6 million, of which 134,500 square feet was pre-leased prior to completion;

•	Entered into an amendment to its unsecured revolving credit facility, which extended the facility’s maturity by one year to April 26, 2010, with the ability to further extend the facility to April 26, 2011 and lowered the interest rate spread from 120 to 160 basis points over the London Interbank Offered Rate (“LIBOR”) to 80 to 135 basis points over LIBOR;

•	Filed a shelf registration statement with the Securities and Exchange Commission that permits the Company to offer and sell common shares, preferred shares and debt securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933, as amended;

•	Entered into a $50.0 million Secured Term Loan with Key Bank, N.A. The loan, which matures in August 2010, has a one-year extension option and can be expanded to $100 million; and

•	Purchased, from unaffiliated limited partners, 180,580 Operating Partnership units in its Operating Partnership for $5.2 million in cash.
  Total assets at December 31, 2007 were $1.1 billion compared to $1.0 billion at December 31, 2006.
Competitive Advantages
  The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, which include:
•	Experienced Management Team. The Company’s executive officers average more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

•	Focused Strategy. The Company is the only publicly traded REIT focused on industrial properties and business parks in the Southern Mid-Atlantic region, one of the largest, most stable markets for assets of this type.

•	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less sophisticated owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates, frequent acquisition opportunities, and strong tenant bases, according to Delta Associates, a market research firm.

•	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•	Favorable Lease Terms. As of December 31, 2007, 511 of the Company’s 796 leases (representing 71.6% of the leased space in the Company’s portfolio) were triple-net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for revenue growth through contractual rent increases.

•	Tenant Mix. As of December 31, 2007, the Company’s tenants included the U.S. Government (7.3% of its total annualized rental revenue), manufacturing (25.7% of its total annualized rental revenue), professional, scientific and technical services (18.3% of its total annualized rental revenue) and additional smaller tenants (48.7% of its total annualized rental revenue). The Company believes its current tenant base provides a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company
     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	46	Chairman of the Board of Trustees and Chief Executive Officer

Douglas J. Donatelli is a co-founder of the Company and has served as Chairman since May 2007 and Chief Executive Officer and trustee of the Company since its predecessor’s founding in 1997. Mr. Donatelli previously was Executive Vice President of Donatelli & Klein, Inc. (now Donatelli Development, Inc. (“DDI”)), a real estate development and investment firm located in Washington, D.C., and from 1985 to 1991, President of D&K Broadcasting, a communications subsidiary of DDI that owned Fox network affiliated television stations. Mr. Donatelli is active in many charitable and community organizations. He serves on the Board of Directors of the Greater Washington Board of Trade and the Catholic Charities Foundation of Washington, D.C. and is a member of the Urban Land Institute. Mr. Donatelli holds a Bachelor of Science degree in Business Administration from Wake Forest University.

Barry H. Bass	44	Executive Vice President, Chief Financial Officer

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

Joel F. Bonder	59	Executive Vice President, General Counsel and Secretary

Joel F. Bonder has served as Executive Vice President, General Counsel and Secretary since joining the Company in January 2005. Mr. Bonder was Counsel at Bryan Cave LLP from 2003 to 2004 in Washington, D.C., where he specialized in corporate, real estate and project finance. He was General Counsel of Apartment Investment and Management Company (AIMCO), one of the largest public apartment REITs in the country, from 1997 to 2002, and General Counsel of National Corporation for Housing Partnerships, the largest private owner of FHA-insured multifamily housing, and its parent, NHP Incorporated, from 1994 to 1997. Mr. Bonder is a graduate of the University of Rochester and received his JD degree from Washington University School of Law. He is admitted to the bar in the District of Columbia, Massachusetts and Illinois.

James H. Dawson	50	Executive Vice President, Chief Operating Officer

James H. Dawson served as Senior Vice President and Chief Operating Officer of the Company since 1998 and was elected Executive Vice President in February 2005. Mr. Dawson has coordinated the Company’s management and leasing activities since joining the Company in 1998. Prior to joining the Company, Mr. Dawson spent 18 years with Reico Distributors, a large user of industrial and business park product in the Baltimore/Washington corridor. At Reico, he was responsible for the construction and management of the firm’s warehouse portfolio. Mr. Dawson received his Bachelor of Science degree in Business Administration from James Madison University and is a member of the Northern Virginia Board of Realtors, the Virginia State Board of Realtors and the Institute of Real Estate Management.

Name	Age	Position and Background
Nicholas R. Smith	43	Executive Vice President, Chief Investment Officer

Nicholas R. Smith is one of the co-founders of the Company and has served as Executive Vice President and Chief Investment Officer since its predecessor’s founding in 1997. He has over 15 years of experience in commercial real estate in the Washington, D.C. area, including seven years with DDI and D&K Management from 1990 to 1997. Prior to joining DDI, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in McLean, Virginia and Transwestern/Carey Winston (formerly Barrueta & Associates, Inc.) a Washington-based commercial real estate brokerage and property management firm. Mr. Smith is a graduate of the Catholic University of America. He is a member of the District of Columbia Building Industry Association and the Urban Land Institute.

Michael H. Comer	42	Senior Vice President, Chief Accounting Officer

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

Timothy M. Zulick	44	Senior Vice President, Leasing

Timothy M. Zulick has served as Senior Vice President, Leasing since August 2004. Prior to joining the Company, Mr. Zulick was Senior Vice President at Trammell Crow Company where, from 1998 to 2004, he concentrated on leasing, sales and development of business park and industrial properties in the Baltimore-Washington Corridor. From 1994 to 1998, he worked as a tenant and landlord representative with Casey ONCOR International where he also focused on leasing and sales of industrial properties. Prior to that, Mr. Zulick was with Colliers Pinkard and specialized in the valuation of commercial real estate in Maryland. He received a Bachelors degree in Business Administration from Roanoke College. Mr. Zulick is a licensed real estate person and an active member of the Society of Industrial and Office Realtors (SIOR).
The Company’s Market
     Ownership of industrial properties and business parks in the Southern Mid-Atlantic region is highly fragmented. Delta Associates, a real estate market research firm, reported that, as of December 31, 2007, the Washington-Baltimore region contained approximately 334 million square feet of industrial properties and business parks, which the Company estimates has an aggregate fair market value of more than $50 billion based on its knowledge of comparable per square foot sale prices of these property classes in this region. According to CoStar Group, a real estate market research firm, these properties are owned by hundreds of different owners, ranging from large institutional investors to small investors and owner/occupants, with no single owner holding a significant share of the property market. For example, as of December 31, 2007, in the Washington, D.C. metropolitan area, First Potomac was the largest owner of industrial properties and business parks with 2.8% of the market by square footage.
     The Washington, D.C. metropolitan area has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. metropolitan area also boasts one of the most stable economies in the country, primarily attributable to the presence of the U.S. Government and the private contractors that service the U.S. Government. The private sector is supported by the procurement spending of the U.S. Government, which has enhanced the area’s technology industry and tempered the negative impact of national economic cycles. As of December 31, 2007, the Washington, D.C. area was the country’s eighth largest metropolitan area in population, ranked seventh for job growth and was the fourth largest job base behind only New York, Los Angeles and Chicago according to the U.S. Department of Labor. As of December 31, 2007, the Washington metropolitan area was fourth in economic output according to the U.S. Conference of Mayors.

     The Company’s other primary markets are Norfolk, Virginia, Baltimore, Maryland and Richmond, Virginia. Norfolk is home to the largest military station in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. In addition, the Norfolk port is the second busiest port, in terms of container volume, on the East Coast of the United States. The Baltimore metropolitan area, with approximately 205 million square feet of industrial space has recently strengthened its position as a major trade and distribution center with strong employment growth in wholesale and retail trade. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants.
     Increases in U.S. Government spending since 2001, including increased military and defense spending by the Department of Defense and the Department of Homeland Security, has benefited the industrial property and business park markets in the Southern Mid-Atlantic region. The Company believes that additional government spending, both defense and non-defense related, will continue to create further demand for industrial properties and business parks in its markets.
Competition
     We compete with other REITs, other public and private real estate companies, private real estate investors and lenders in acquiring properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.
Environmental Matters
     Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken. These costs may be substantial, and can exceed the value of the property. The presence of contamination or the failure to properly remediate contamination on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment in a property.
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
     Prior to closing any property acquisition, if appropriate, the Company obtains such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally may include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs. The Company may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information, indicates possible contamination or where the Company’s consultants recommend such procedures.
     The Company believes that its properties are in compliance in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material non-compliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of its properties.

     In 1991, it was discovered that portions of the soil and groundwater under the Newington Business Park Center in Lorton, Virginia (the “Site”) had been affected by one or more leaking underground storage tanks from an adjacent property owned by a third-party and operated by Waste Management of Virginia, Inc. The Virginia Department of Environmental Quality (the “DEQ”), ordered the third-party owner to clean up the petroleum-based free product (gasoline range petroleum hydrocarbons) on the adjacent property and the Site. A treatment system was designed to capture and monitor the contamination from both the adjacent property and the Site. The case was closed by the DEQ after risk-based levels of contamination were contained, but re-opened when free petroleum product was again found on top of the groundwater under the Site. The third-party owner paid for further removal of free petroleum product directly from two groundwater wells at the Site. In August 2005, the DEQ requested that three additional monitoring wells be installed on the Site because free petroleum product continued to be present in two of the monitoring wells. The three new monitoring wells were installed by Waste Management of Virginia, Inc. and sampling revealed no free petroleum product in those wells. However, free petroleum product was observed in 2006 in the two older wells. As a result of the presence of free petroleum product, Waste Management of Virginia, Inc. submitted a Corrective Action Plan to the DEQ, which was approved. The plan required periodic free product recovery from the impacted wells and annual groundwater quality sampling and analysis of four down gradient wells. A total of four consecutive events exhibiting no observable free product and a final groundwater sampling event were required for closure by DEQ. These criteria were met with four quarterly product gauging and recoveries ending in August 2007 and the annual groundwater sampling of the same date. On November 19, 2007, DEQ issued a letter closing the case.
Employees
     The Company had 131 employees as of March 1, 2008. The Company believes relations with its employees are good.
Availability of Reports Filed with the Securities and Exchange Commission
     A copy of this Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on its Internet website (www.first-potomac.com). All of these reports are made available on the Company’s Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The Company’s Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Finance and Investment, Compensation and Nominating and Governance Committees of the Board of Trustees are also available on the Company’s Web site at www.first-potomac.com, and are available in print to any shareholder upon request in writing to First Potomac Realty Trust, c/o Investor Relations, 7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814. The information on the Company’s Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing it makes with the SEC.

ITEM 1A. RISK FACTORS
     An investment in our Company involves various risks, including the risk that you might lose your entire investment. The following discussion concerns some of the risks associated with our business. These risks are interrelated, and you should treat them as a whole. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our security holders.
Risks Related to Our Business and Properties
     Our business strategy contemplates expansion through acquisition and we may not be able to adapt our management and operational systems to successfully integrate new properties into our portfolio without unanticipated disruption or expense.
     Our business strategy contemplates expansion through acquisition. As we increase the size of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate new properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Our acquisitions of properties will generate additional operating expenses that we will be required to pay. Our past growth has required, and our growth will continue to require, increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate acquisitions into our portfolio and manage our growth could have a material adverse effect on our results of operations and financial condition.
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
     The U.S. Government accounted for 7.3% of our total annualized rental revenue as of December 31, 2007. On July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from our inability to comply with the UFC standards or for any other reason or the loss of a future significant tenant would have an adverse effect on our financial results and the value of our affected properties. A reduction or elimination of rent from the U.S. Government or other significant tenants would reduce our cash flow and adversely affect our ability to make distributions to our security holders.
     Our debt level may have a negative impact on our ability to make distributions to our security holders and pursue our business plan.
     We have incurred indebtedness in connection with the acquisition of our properties, and we will incur new indebtedness in the future in connection with our acquisition, development and operating activities.

     Our use of debt financing creates risks, including risks that:
•	our cash flow will be insufficient to make required payments of principal and interest;

•	we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

•	required debt payments will not be reduced if the economic performance of any property declines;

•	debt service obligations will reduce funds available for distribution to our security holders and funds available for acquisitions;

•	most of our secured debt obligations require the lender to be made whole to the extent we decide to pay off the debt prior to the maturity date; and

•	any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure.
     If the economic performance of any of our properties declines, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure with a resulting loss of income and asset value.
     We do not have a policy limiting the amount of debt that we may incur, although we have established 55% to 65% as the target range for our total debt to market capitalization. However, under the covenants of our unsecured revolving credit facility and senior notes, we have certain restrictions on the amount of debt we are allowed to incur. Our leverage levels may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business. Our leverage levels also may adversely affect the market price of our securities if an investment in our Company is perceived to be more risky than an investment in our peers.
     If we do not have adequate cash to fund our business, we will be adversely affected.
     Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under our unsecured revolving credit facility and secured term loan, and the proceeds from sales of strategically identified assets and potential joint ventures. We may not be able to generate sufficient cash for our operations, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations. Moreover, since July 2007, the real estate debt markets entered a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. Market conditions may also hinder our ability to complete joint venture transactions and sales of strategically identified assets.
     Our variable rate debt subjects us to interest rate risk.
     We have an unsecured revolving credit facility that bears interest at a variable rate on any amounts drawn on the facility and a $50.0 million secured term note that bears interest at a variable rate. In January 2008, we entered into a $50 million interest rate swap to hedge the interest rate exposure on our one month LIBOR based borrowings. The interest rate swap is an effective hedge that fixes the underlying interest rate on a $50 million notional balance at 2.71% plus a spread of 0.70% to 1.25% (depending on our overall leverage level), for a total rate ranging from 3.41% to 3.96%. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders.
     We have and may continue to engage in hedging transactions, which can limit our gains and increase exposure to losses.
     We have and may continue to enter into hedging transactions to attempt to protect us from the effects of interest rate fluctuations on floating rate debt, or in some cases, prior to a proposed debt issuance. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity.
     Hedging involves risk and typically involves costs, including transaction costs, that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to shareholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure.
     We compete with other parties for tenants and property acquisitions and many of these parties have substantially greater resources than we have.
     Our business strategy contemplates expansion through acquisition. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs and institutional investment funds, for the acquisition, development and leasing of properties. Some of these companies are national or regional operators with far greater resources than we have. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future. Competition in a particular area also could adversely affect our ability to lease our properties or to increase or maintain rental rates.

     Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.
     Over the last few years, we have focused our efforts on the acquisition, development and redevelopment of industrial properties and business parks. We intend to continue to acquire and develop industrial and business park properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our estimated return on investment proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we have acquired properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.
     All of our properties are located in the Southern Mid-Atlantic region, making us vulnerable to changes in economic conditions in that region.
     Economic conditions in the Southern Mid-Atlantic region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of the region may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. Local real estate market conditions may include a large supply of competing space, and we compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services. As a result of the geographic concentration of our properties, our performance, our ability to make cash distributions, and the value of our properties will depend upon economic conditions in the region, including local real estate conditions and competition. There can be no assurance that these markets will continue to grow or that economic conditions will remain favorable. If unfavorable economic conditions occur in the region, our ability to make distributions to our security holders could be adversely affected. In particular, we are directly affected by decreases in federal government spending.
     Development and construction risks could adversely affect our profitability.
     Our renovation, redevelopment, development and related construction activities may subject us to the following risks:
▪	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

▪	we may incur construction costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate;

▪	we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities; and

▪	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.
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
     We may make selected acquisitions outside our current geographic market from time to time as appropriate opportunities arise. Our historical experience is in the Southern Mid-Atlantic region, and we may not be able to operate successfully in other market areas. We may be exposed to a variety of risks if we choose to enter new markets. These risks include:
▪	a lack of market knowledge and understanding of the local economies;

▪	an inability to identify promising acquisition or development opportunities;

▪	an inability to employ construction trades people; and
▪	a lack of familiarity with local government and permitting procedures.

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
     Some of our leases for our current properties provide tenants with the right to terminate prior to the scheduled expiration of the lease. If a tenant terminates its lease with us prior to the expiration of the term, we may be unable to re-lease that space on as favorable terms, or at all, which could adversely affect our cash flow and our ability to make distributions to our security holders.
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
     We may make investments through partnerships, limited liability companies or joint ventures in the future. Partnership, limited liability company or joint venture investments may involve various risks, including the following:
▪	our partners, co-members or joint ventures might become bankrupt (in which event we and any other remaining general partners or joint ventures would generally remain liable for the liabilities of the partnership or joint venture);

▪	our partners, co-members or joint ventures might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

▪	our partners, co-members or joint ventures may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

▪	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venture’s, member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.
     Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures. The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our securities.
Risks Related to Our Organization and Structure
     Our executive officers have agreements that provide them with benefits in the event of a change in control of our Company or if their employment agreement is terminated without cause or not renewed.
     We have entered into employment agreements with our executive officers, Douglas J. Donatelli, Nicholas R. Smith, Barry H. Bass, James H. Dawson and Joel F. Bonder that provide them with severance benefits if their employment ends under certain circumstances following a change in control of our Company, terminated without cause, or if the executive officer resigns for “good reason” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of our Company and thereby prevent or deter a change in control of the Company that might involve a premium price for our securities or otherwise be in the interests of our security holders.

     We may experience conflicts of interest with several members of our board of trustees and our executive officers relating to their ownership of units of our Operating Partnership.
     Some of our trustees and executive officers may have conflicting duties because, in their capacities as our trustees and executive officers, they have a duty to our Company, and in our capacity as general partner of our Operating Partnership, they have a fiduciary duty to the limited partners, and some of them are themselves limited partners. These conflicts of interest could lead to decisions that are not in your best interest. Conflicts may arise when the interests of our shareholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness.
     We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.
     Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli. In particular, the extent and nature of the relationships that Mr. Donatelli has developed in the real estate community in our markets is critically important to the success of our business. Although we have an employment agreement with Mr. Donatelli and other key executive officers, there is no guarantee that Mr. Donatelli will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Donatelli, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our securities.
     Certain of our trustees may have conflicts of interest with our Company.
     One of our Company’s trustees, Louis T. Donatelli is also Chairman of Donatelli Development, Inc. (formerly Donatelli & Klein, Inc), a real estate development and investment firm that focuses on the Washington, D.C. market. Mr. Donatelli continues to provide services to Donatelli Development, Inc. In addition, Mr. Donatelli may own industrial properties or business parks outside of the Company’s specific geographic area of operation.
     One of our Company’s trustees, Terry L. Stevens, currently serves as Senior Vice President and Chief Financial Officer of Highwoods Properties, Inc., a fully integrated, North Carolina-based REIT that owns, leases, manages, develops and constructs office and retail properties, some of which are located in our target markets. As a result, conflicts may arise when the Company and Highwoods Properties, Inc. compete in the same markets for properties, tenants, personnel and other services.
     Our rights and the rights of our security holders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.
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
     As a result, we and our security holders may have more limited rights against our trustees and officers than might otherwise exist. Our amended and restated bylaws require us to indemnify each trustee or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers.

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
     Our board of trustees may change our investment and operational policies and practices without a vote of our security holders, which limits your control of our policies and practices.
     Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification and distributions, are determined by our board of trustees. Although we have no present intention to do so, our board of trustees may amend or revise these and other policies from time to time without a vote of our security holders. Accordingly, our security holders have limited control over changes in our policies.
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
Risks Related to the Real Estate Industry
     Real estate investments are inherently risky, which could adversely affect our profitability and our ability to make distributions to our security holders.
     Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to make distributions to our security holders will be adversely affected. Income from properties may be adversely affected by:
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
     Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults by our tenants under existing leases, which could adversely affect our financial position, results of operations, cash flow, trading price of our securities and our ability to satisfy our debt service obligations and to make distributions to our security holders.

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
     We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We may also acquire properties that are subject to a mortgage loan that may limit our ability to sell the properties prior to the loan’s maturity. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our security holders.
     The costs of compliance with or liabilities under environmental laws may harm our operating results.
     Our operating expenses could be higher than anticipated due to the cost of complying with, or liability created under, existing or future environmental laws and regulations. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances, including petroleum-based products, on, under or from the property. Similarly, a former owner of real property can face liability for the disposal of hazardous substances that occurred during the time of ownership. We may face liability regardless of:
▪	our knowledge of the contamination;

▪	the extent of the contamination;

▪	the timing of the release of the contamination;

▪	the cause of the contamination; or

▪	the party responsible for the contamination of the property.
Environmental liability may include the following, without limitation: investigation and feasibility study costs, remediation costs, litigation costs, oversight costs, monitoring costs, institutional control costs, penalties from state and federal agencies, and claims brought by citizen suits. Moreover, operations on-site may be required to be suspended until certain environmental contamination is remediated and/or permits are received. This may result in a default of the terms of the lease entered into with our tenants.
     There may be environmental problems associated with our properties of which we are unaware. For example, some of our properties contain, or may have contained in the past, underground tanks for the storage of hazardous substances, petroleum-based or waste products, or some of our properties may have been used historically to conduct industrial operations, and any of these circumstances could create a potential for release of hazardous substances. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

     The presence of hazardous substances on, under or from a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our security holders.
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
     Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to make distributions to our security holders.
     All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under our leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to security holders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to make distributions to our security holders.
     An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.
     Under the terms and conditions of the leases currently in force on our properties, our tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. Our largest tenant, the federal government, is not required to maintain property insurance at all. We have obtained comprehensive liability, casualty, flood and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our security holders.

     Terrorist attacks and other acts of violence or war may affect any market on which our securities trade, the markets in which we operate, our operations and our profitability.
     Terrorist attacks may negatively affect our operations. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment.
     The United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
     Any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our security holders, and may result in volatility in the market price for our securities.
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
     Our business plan contemplates growth through acquisitions. To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our shareholders at least 90% of our REIT taxable income each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.
     We have distributed, and intend to continue to distribute, to our shareholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the 4% nondeductible excise tax. Our distribution requirements limit our ability to fund acquisitions and capital expenditures through retained earnings. Thus, our ability to grow through acquisitions will be limited if we are unable to obtain debt or equity financing. In addition, differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable income and the effect of required debt amortization payments could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.
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
     We believe First Potomac Management, Inc. qualified as an S corporation for federal and state income tax purposes from the time of its incorporation in 1997 through the date it merged into our Company in 2006. However, the Company may be responsible for any entity-level taxes imposed on First Potomac Management, Inc. if it did not qualify as an S corporation at any time prior to the merger. First Potomac Management, Inc.’s former shareholders have severally indemnified us against any such loss; however, in the event one or more of its former shareholders is unable to fulfill its indemnification obligation, we may not be reimbursed for a portion of the taxes.
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
     One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution rate on our common shares or seek securities paying higher dividends or interest. The market price of our common shares likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to shareholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common shares could decrease because potential investors may require a higher yield on our common shares as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our non-hedged variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions to our shareholders.
     Shares eligible for future sale may have adverse effects on our share price.
     The Company cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares, including up to approximately 5.1 million common shares issuable upon (i) the redemption of units of our Operating Partnership, (ii) exercise of options, and (iii) the conversion of our Operating Partnership’s 4% exchangeable senior notes, or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares and impede our ability to raise capital.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. As of December 31, 2007, the Company owned the following properties totaling approximately 11.4 million square feet:

							Occupied
						Leased at	at
		Property		Year(s) of	Square	December	December
Property	Buildings	Type[1,2]	Location	Acquisition	Footage	31, 2007	31, 2007

MARYLAND

SUBURBAN MD

Frederick
15 Worman’s Mill Court	1	BP	Frederick	2004	39,966	100.0%	100.0%
Frederick Industrial Park[3]	3	I	Frederick	2004	550,545	97.3%	97.3%
Patrick Center	1	Office	Frederick	2004	66,794	81.4%	81.4%
West Park	1	Office	Frederick	2004	28,889	88.1%	88.1%

I-270 Corridor
20270 Goldenrod Lane	1	BP	Germantown	2004	24,468	96.1%	96.1%
7561 Lindbergh Drive	1	I	Gaithersburg	2004	36,000	100.0%	100.0%
Airpark Place	3	BP	Gaithersburg	2004	82,178	66.6%	66.6%
Campus at Metro Park	4	BP	Rockville	2004	190,238	100.0%	100.0%
Gateway Center	2	BP	Gaithersburg	2004	44,307	96.5%	96.5%
Girard Business Park[4]	7	BP	Gaithersburg	2004	298,961	86.4%	84.4%
Gateway 270	6	BP	Clarksburg	2006	200,493	99.0%	88.3%

Beltsville
Ammendale Business Park[5]	6	BP	Beltsville	2006 & 2007	239,062	88.5%	87.2%

Other
Old Courthouse Square	1	Retail	Martinsburg, WV	2004	201,350	93.4%	93.4%
Woodlands Business Center	1	Office	Largo	2004	37,940	72.7%	72.7%
Glenn Dale Business Center	1	I	Glenn Dale	2005	315,191	96.4%	96.4%

	39				2,356,382	93.0%	91.7%

BALTIMORE

Owings Mills
Owings Mills Business Park[6]	6	BP	Owings Mills	2005 & 2006	219,812	94.5%	87.1%

Columbia
Rumsey Center	4	BP	Columbia	2002	134,296	85.0%	85.0%
Snowden Center	4	BP	Columbia	2002	140,188	79.9%	77.9%

Other
Deer Park	4	BP	Randallstown	2004	171,125	80.1%	75.2%
Gateway West	4	BP	Westminster	2004	110,107	76.9%	76.9%
Annapolis Commerce Park East	2	Office	Annapolis	2007	101,302	98.8%	98.8%

	24				876,830	86.2%	83.0%

Total Maryland	63				3,233,212	91.1%	89.3%

[1]	I = Industrial

[2]	BP = Business Park

[3]	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive and 6900 English Muffin Way.

[4]	Girard Business Park consists of the following properties: Girard Business Center and Girard Place.

[5]	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

[6]	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

							Occupied
						Leased at	at
		Property		Year(s) of	Square	December	December
Property	Buildings	Type[1,2]	Location	Acquisition	Footage	31, 2007	31, 2007

NORTHERN VIRGINIA

Alexandria
Plaza 500	2	I	Alexandria	1997	504,019	96.8%	96.8%
Alexandria Corporate Park	1	I	Alexandria	2003	271,730	89.9%	89.9%
Interstate Plaza	1	I	Alexandria	2003	107,320	0.0%	0.0%

Manassas
Windsor at Battlefield	2	BP	Manassas	2004	153,510	100.0%	83.5%
Gateway Centre	3	BP	Manassas	2005	95,713	77.8%	69.7%
Linden Business Center	3	BP	Manassas	2005	108,959	60.7%	60.7%

Reston/Herndon
Van Buren Business Park	5	BP	Herndon	1997	107,877	77.9%	77.9%
Herndon Corporate Center	4	BP	Herndon	2004	127,426	68.8%	68.8%
Reston Business Campus	4	BP	Reston	2005	82,584	93.9%	93.9%

Sterling
Sterling Park Business Center[3]	5	BP	Sterling	2005 & 2006	366,341	90.9%	90.9%

Chantilly
Lafayette Business Park[4]	6	BP	Chantilly	1998 & 2005	252,572	80.8%	80.8%

Other
13129 Airpark Road	1	I	Culpeper	1997	149,795	100.0%	100.0%
Newington Business Park Center	7	I	Lorton	1999	254,242	93.1%	93.1%
15395 John Marshall Highway	1	I	Haymarket	2004	236,082	100.0%	100.0%
Aquia Commerce Center I & II	2	BP	Stafford	2004	64,488	100.0%	100.0%
Prosperity Business Center	1	BP	Merrifield	2005	71,562	100.0%	100.0%

Total Northern Virginia	48				2,954,220	87.1%	85.9%

[1]	I = Industrial

[2]	BP = Business Park

[3]	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

[4]	Lafayette Business Park consists of the following properties: Enterprise Center and Tech Court.

						Leased at	Occupied at
		Property		Year(s) of	Square	December	December
Property	Buildings	Type[1,2]	Location	Acquisition	Footage	31, 2007	31, 2007

SOUTHERN VIRGINIA

RICHMOND

North
Virginia Center	1	BP	Glen Allen	2003	119,446	95.0%	95.0%
Northridge I, II	2	I	Ashland	2006	140,390	83.3%	83.3%
Hanover Business Center	4	BP	Ashland	2006	183,190	89.9%	89.9%
Park Central	3	BP	Richmond	2006	204,280	87.5%	84.1%

South
River’s Bend Center[3]	6	I	Chester	2006 & 2007	795,033	87.0%	87.0%
Chesterfield Business Center[4]	11	BP	Richmond	2006 & 2007	318,647	91.4%	91.4%

	27				1,760,986	88.4%	88.0%

NORFOLK

Crossways
Crossways Commerce Center[5]	9	BP	Chesapeake	1999, 2004, 2005 & 2006	1,056,785	95.4%	95.4%

Greenbrier
Greenbrier Business Center[6]	4	BP	Chesapeake	2002 & 2007	404,532	86.1%	86.1%

Chesapeake
Cavalier Industrial Park	3	I	Chesapeake	2005	300,083	100.0%	100.0%
Diamond Hill Distribution Center	4	I	Chesapeake	2005	712,550	60.0%	60.0%

Hampton
1000 Lucas Way	2	BP	Hampton	2005	182,175	91.5%	91.5%
Enterprise Parkway	1	BP	Hampton	2005	318,812	63.7%	63.7%

Norfolk
Norfolk Commerce Park[7]	3	BP	Norfolk	2002, 2004 & 2006	261,587	86.5%	84.1%

	26				3,236,524	82.8%	82.6%

Total Southern Virginia	53				4,997,510	84.8%	84.5%

TOTAL	164				11,184,942	87.2%	86.3%

Redevelopment[8]
Maryland					131,259
Northern Virginia					16,800
Southern Virginia					85,221

					233,280

GRAND TOTAL					11,418,222

[1]	I = Industrial

[2]	BP = Business Park

[3]	River’s Bend Center consists of the following properties: River’s Bend Center and River’s Bend Center II.

[4]	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center and Pine Glen.

[5]	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, Crossways I, Crossways II, 1434 Crossways Boulevard and 1408 Stephanie Way.

[6]	Greenbrier Business Center consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.

[7]	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

[8]	Represents square footage of existing structures currently under redevelopment.
     The Company’s principal executive offices are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. The Company leases approximately 18,000 square feet at this location and believes this space is sufficient to meet its current needs. The Company has five other offices for our property management operations, which occupy approximately 23,000 square feet within properties it own.

ITEM 3. LEGAL PROCEEDINGS
     As of December 31, 2007, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s common shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company’s common shares began trading on the New York Stock Exchange upon the closing of the initial public offering in October 2003. As of December 31, 2007, there were 44 shareholders of record and an estimated 12,516 beneficial owners.
     The following table sets forth the high and low sales prices for the Company’s common shares and the dividends paid per share for 2007 and for 2006.

	Price Range		Dividends
2007	High	Low	Per Share
Fourth Quarter	$24.43	$16.74	$0.34
Third Quarter	24.44	18.09	0.34
Second Quarter	29.67	22.77	0.34
First Quarter	31.75	27.79	0.34

	Price Range		Dividends
2006	High	Low	Per Share
Fourth Quarter	$31.71	$27.80	$0.31
Third Quarter	31.30	26.99	0.31
Second Quarter	29.79	25.57	0.31
First Quarter	30.55	26.29	0.31
     The Company will pay future distributions at the discretion of our board of trustees. The Company’s ability to make cash distributions in the future will be dependent upon (i) the income and cash flow generated from Company operations, (ii) cash generated or used by the Company’s financing and investing activities and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described above and such other factors as the board of trustees deems relevant. The Company’s ability to make cash distributions will also be limited by the terms of our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
     A total of 1,560,800 equity securities have been authorized under the Company’s Equity Compensation Plan. The following table sets forth information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no equity compensation plans that were not approved by its security holders.

	Number of Securities to be		Number of Securities
	Issued upon Exercise of	Weighted-Average Exercise	Remaining Available for Future
	Outstanding Options, Warrants	Price of Outstanding Options,	Issuance Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plan

Equity compensation plans approved by security holders	632,783	$19.04	547,399
Equity compensation plans not approved by security holders	—	—	—

Total	632,783	$19.04	547,399

     The Company has not sold any unregistered equity securities or purchased any of its registered equity securities during the twelve months ended December 31, 2007. During 2007, 25,000 Operating Partnership units were redeemed for 25,000 common shares valued at $0.4 million and 180,580 Operating Partnership units were acquired, from unaffiliated limited partners, for $5.2 million in cash. Also, the Company issued 72,159 Operating Partnership units to partially fund the acquisition of Annapolis Commerce Park East, resulting in 807,233 Operating Partnership units outstanding as of December 31, 2007.
Performance Graph
     The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period October 23, 2003, the date of the Company’s initial public offering, through December 31, 2007 assuming the investment of $100 at our initial public offing price of $15.00 per share on October 23, 2003 and the reinvestment of dividends. The performance reflected in the graph is not necessarily indicative of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
OCTOBER 23, 2003 THROUGH DECEMBER 31, 2007
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)
First Potomac Realty Trust

	Period Ending
Index	10/23/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

First Potomac Realty Trust	100.00	116.40	147.01	179.87	205.49	129.21
MSCI US REIT (RMS)	100.00	108.45	142.60	159.90	217.34	180.79
S&P 500	100.00	107.96	119.71	125.59	145.43	153.42

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
ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected financial information of the Company and its subsidiaries. The financial information has been derived from the consolidated balance sheets and statements of operations of the Company and the combined statements of operations of the First Potomac Predecessor, the designation for the entities comprising the Company’s historical operations prior to the closing of the initial public offering.
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(amounts in thousands, except per share amounts)	2007	2006	2005	2004	2003
Operating Data:
Rental revenue and tenant reimbursements	$124,570	$104,681	$76,778	$41,351	$17,281

Income (loss) from continuing operations	$533	$2,566	$1,139	$163	$(10,590)
Income from discontinued operations	—	7,465	211	2,467	447

Net income (loss)	$533	$10,031	$1,350	$2,630	$(10,143)

Net Income (loss) per share — basic:
Income (loss) from continuing operations	$0.02	$0.12	$0.07	$0.02	$(0.74)[1]
Income from discontinued operations	—	0.34	0.01	0.21	0.01

Net income (loss) per share	$0.02	$0.46	$0.08	$0.23	$(0.73)[1]

Net income (loss) per share — diluted:
Income (loss) from continuing operations	$0.02	$0.11	$0.07	$0.02	$(0.74)[1]
Income from discontinued operations	—	0.34	0.01	0.21	0.01

Net income (loss) per share	$0.02	$0.45	$0.08	$0.23	$(0.73)[1]

Cash dividends paid per share	$1.36	$1.24	$1.125	$0.74	$—

	As of December 31,
(amounts in thousands)	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$1,052,299	$994,567	$727,763	$510,076	$244,148
Mortgage loans and other debt	676,469	588,627	396,265	298,719	127,840
Shareholders’ equity	330,811	363,586	289,331	177,693	92,132

[1]	Loss per share amounts for 2003 are calculated based upon the loss incurred subsequent to the closing of the initial public offering on October 28, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust.
Overview
     The Company strategically focuses on acquiring, developing and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of December 31, 2007, the Company owned approximately 11.4 million square feet, and the Company’s properties were 86.3% occupied by 610 tenants. The Company also owned land that can accommodate approximately 1.6 million square feet of development. As of December 31, 2007, the Company’s largest tenant was the U.S. Government, which accounted for 7.3% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.
     The Company’s long-term growth will be driven by its ability to:
•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties or contribute properties to a joint venture; and

•	continue to grow its portfolio through acquisition of new properties, potentially through a joint venture.
Significant 2007 Developments
     During 2007, the Company completed the following:
•	Acquired six properties totaling approximately 0.9 million square feet at a total cost of $88.6 million;

•	Completed developments totaling 253,000 square feet at 15395 John Marshall Highway, Crossways Commerce Center and Cavalier Industrial Park at a total cost of approximately $18.6 million, of which 134,500 square feet was pre-leased prior to substantial completion;

•	Entered into a first amendment to its unsecured revolving credit facility, which extended the facility’s maturity by one year to April 26, 2010, with the ability to further extend the facility to April 26, 2011 and lowered the interest rate spread from 120 to 160 basis points over LIBOR to 80 to 135 basis points over LIBOR;

•	Filed a shelf registration statement with the SEC that permits the Company to offer and sell common shares, preferred shares and debt securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933, as amended;

•	Entered into a $50.0 million Secured Term Loan with Key Bank, N.A. The loan, which matures in August 2010, has a one-year extension option and can be expanded to $100 million; and

•	Purchased, from unaffiliated limited partners, 180,580 Operating Partnership units in its Operating Partnership for $5.2 million in cash.
     Total assets at December 31, 2007 were $1.1 billion compared to $1.0 billion at December 31, 2006.
Development and Redevelopment Activity
     During 2007, the Company had commenced development and redevelopment of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct business parks and/or industrial properties on a build-to-suit basis or with the intent to lease upon completion of construction.
     During 2007, the Company substantially completed development work on the following properties noted below:
•	John Marshall Highway — a 112,000 square foot flex warehouse building addition was completed on April 1, 2007. The total cost of the building was approximately $8.3 million. Development costs incurred include architectural design, site and building engineering, site work and construction activities. The building was 100% pre-leased to the existing tenant at this property;

•	Crossways Commerce Center — a 45,000 square foot two-story office building addition was substantially completed in November 2007 at a total cost of $4.9 million. Development costs incurred include civil, architectural, structural, mechanical, electrical and plumbing design drawings as well as construction costs that included site work, concrete, steel, masonry, roofing, glass and glazing and fire protection. The Company pre-leased approximately 22,000 square feet of this addition while in development; and

•	Cavalier Industrial Park — a 96,000 square foot warehouse building was substantially completed in December 2007 at a total cost of $5.4 million. Development costs incurred include civil, architectural, structural, mechanical, electrical and plumbing design as well as construction costs that include site work, concrete, steel masonry, roofing storefront, painting, mechanical, fire protection, plumbing and electrical.

     As of December 31, 2007, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
•	Sterling Park Business Center — a 58,000 square foot business park has been designed. The Company began development efforts on approximately 25% of the total developable land at the site. Civil site planning and storm water management for two buildings has been completed, and development costs incurred to date include overall master and site planning, geotechnical and wetland studies, civil, storm water management, architectural, structural, mechanical, electrical and plumbing engineering design. Construction costs include site concrete work for one building. Additional development costs are being incurred on several access roads required for the overall project acceptance and completion;

•	Ammendale Business Park — a 76,000 square foot business park redevelopment. Costs incurred to date include architectural and engineering schematic development as well as construction costs that include roofing and mechanical demolition; and

•	Enterprise Parkway — an 85,000 square foot multi-tenanted office space redevelopment. Costs incurred to date include building, lobby and common corridor renovation as well as schematic architectural and engineering design.
     During 2007, the Company also began redevelopment efforts on space totaling 72,000 square feet at Gateway 270, Sterling Park Business Center and Gateway Centre. The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of unfinished space. The Company anticipates development and redevelopment efforts on these projects will be completed in 2008. At December 31, 2007, the Company had several land parcels that can accommodate approximately 1.6 million square feet of additional development. The Company also has a 4,500 square foot retail pad site under development and scheduled to be completed in 2008 at Snowden Center in Columbia, Maryland.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in the Company’s consolidated financial statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectability of accounts receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate and stock-based compensation.
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
     The Company must make estimates of the collectability of its accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income as a higher required allowance for doubtful accounts receivable will result in lower net income. The uncollectible portion of the amounts due from tenants, including straight-line rents, is charged to property operating expense in the period in which the determination is made.

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
     During May 2006, the Company sold its property located at 6600 Business Parkway in Elkridge, Maryland. As a result, operating results and the gain on disposal for these assets are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had and will have no continuing involvement with the property subsequent to its disposal.
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building on an as-if vacant basis based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates the fair value. The purchase price is also allocated as follows:
▪	the value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place lease values based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to twenty years; and

▪	the intangible value of tenant or customer relationships.

The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Stock Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which require that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).
Results of Operations
     Comparison of the Years Ended December 31, 2007, 2006 and 2005
     The Company completed acquisitions totaling $551.3 million during the three years ended December 31, 2007 and owned 11.4 million, 10.4 million and 8.3 million square feet of leasing space at December 31, 2007, 2006 and 2005, respectively. Operating results period over period are significantly affected by the volume and timing of acquisitions.
     Outlined below is a summary of properties acquired during each of the years being compared:
     2007 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $88.6 million during 2007: three buildings at Greenbrier Business Center; one building at Pine Glen; two buildings at Ammendale Business Park; two buildings at River’s Bend Center; and two buildings at Annapolis Commerce Park East. Collectively, the buildings are referred to as the “2007 Acquisitions.”
     2006 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $237.6 million during 2006: four buildings at River’s Bend Center; two buildings at Northridge I & II; two buildings at Crossways Commerce Center; three buildings at Sterling Park Business Center; eleven buildings at Chesterfield Business Center; four buildings at Hanover Business Center; six buildings at Gateway 270; four buildings at Ammendale Business Park; one building at Norfolk Commerce Park; two buildings at Owings Mills Business Park; and three buildings at Park Central. Collectively, the buildings are referred to as the “2006 Acquisitions.”
     2005 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $225.1 million during 2005: four buildings at Reston Business Campus; three buildings at Cavalier Industrial Park; four buildings at Lafayette Business Park; one building at Glenn Dale Business Center; three buildings at Gateway Centre; two buildings at Crossways Commerce Center; one building at Enterprise Parkway; two buildings at Sterling Park Business Center; four buildings at Diamond Hill Distribution Center; three buildings at Linden Business Center; one building at Prosperity Business Center; four buildings at Owings Mills Business Park; and two buildings at 1000 Lucas Way. Collectively, the buildings are referred to as the “2005 Acquisitions.”
     All properties owned by the Company prior to the years being compared are referred to as the “Remaining Portfolio.”

     Total Revenues
     Total revenues are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change	2006	2005	Increase	Change
Rental	$103,224	$87,534	$15,690	18%	$87,534	$64,322	$23,212	36%
Tenant reimbursements & other	$21,346	$17,147	$4,199	24%	$17,147	$12,456	$4,691	38%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of above and below market leases. Rental revenue increased $15.7 million in 2007 as compared to 2006 primarily due to a full year of ownership of the 2006 Acquisitions, which contributed $8.8 million in additional rental revenue to the portfolio in 2007 compared to 2006. Also, the 2007 Acquisitions contributed rental revenue of $6.4 million during 2007. The remaining increase in rental revenue can be attributed to an increase in rental rates, as the average rental rates on new and renewal leases increased 16.9% and 10.3%, respectively, during 2007, as a result of 2.0 million square feet of new and renewal leases executed during the year. The increase in rental revenue in 2007 compared to 2006 includes $5.2 million for the Company’s Maryland reporting segment, $1.4 million for the Northern Virginia reporting segment and $9.1 million for the Southern Virginia reporting segment.
     The Company’s portfolio occupancy was 86.3% at December 31, 2007 compared to 87.5% at December 31, 2006. The Company experienced 2.3 million square feet of expired or terminated leases during 2007. The Company’s weighted average occupancy during 2007 was 87.4% compared to 88.1% in 2006. During the fourth quarter of 2007, vacancy increased as Interstate Plaza became fully vacant as the tenant that fully occupied the building did not renew its lease. The Company also had an early termination at Diamond Hill Distribution Center, which allowed it to recapture certain space for marketing that was known to be expiring.
     Rental revenue increased $23.2 million in 2006 as compared to 2005, primarily due to recognizing a full year of operations for the 2005 Acquisitions, which contributed $12.3 million in additional rental revenue to the portfolio in 2006 compared to 2005. Also, the 2006 Acquisitions generated rental revenue of $10.1 million during 2006. The Remaining Portfolio contributed to the additional increase in rental revenue as a result of increased occupancy at several properties and higher rental rates. During 2006, average rental rates on new and renewal leases increased 19.3% and 6.7%, respectively, over existing leases. The increase in rental revenue in 2006 compared to 2005 includes $3.4 million for the Company’s Maryland reporting segment, $6.1 million for the Northern Virginia reporting segment and $13.7 million for the Southern Virginia reporting segment.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as lease termination fees and late fees. Tenant reimbursements and other revenues increased $4.2 million in 2007 compared to 2006, primarily due to a full year of ownership of the 2006 Acquisitions, which resulted in $2.2 million of additional tenant reimbursements and other revenues to the portfolio in 2007. The 2007 Acquisitions further contributed tenant reimbursements and other revenues of $0.9 million during 2007. Tenant reimbursements and other revenues increased $1.1 million for the Remaining Portfolio during 2007 as a result of an increase in termination fee income and expense recoveries. The increase in tenant reimbursements and other revenues in 2007 compared to 2006 include $1.8 million for the Maryland reporting segment, $0.4 million for the Northern Virginia reporting segment and $2.0 million for the Southern Virginia reporting segment.
     Tenant reimbursements and other revenues increased $4.7 million from 2006 to 2005, primarily due to the recognition of a full year of operations for the 2005 Acquisitions, which resulted in $2.8 million of additional tenant reimbursements and other revenues during 2006. The increase can also be attributed to the 2006 Acquisitions, which contributed $1.8 million in tenant reimbursements and other revenues during 2006. The increase in tenant reimbursements and other revenues in 2006 compared to 2005 include $0.5 million for the Company’s Maryland reporting segment, $1.3 million for the Northern Virginia reporting segment and $2.9 million for the Southern Virginia reporting segment.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change	2006	2005	Increase	Change
Property operating expenses	$26,335	$20,338	$5,997	29%	$20,338	$13,817	$6,521	47%
Real estate taxes and insurance	$11,206	$9,026	$2,180	24%	$9,026	$6,440	$2,586	40%
     Property Operating Expenses
     Property operating expenses increased $6.0 million in 2007 as compared to 2006 primarily due to a full year of ownership of the 2006 Acquisitions, which resulted in $2.4 million of additional property operating expenses in 2007. The 2007 Acquisitions also contributed $1.6 million of property operating expenses during 2007. The balance of the increase in property operating expenses can be largely attributed to an increase in utilities expense, administrative expense and additional snow and ice removal costs from the Remaining Portfolio during 2007. Administrative expenses increased in 2007 due largely to the Company fully implementing its regional structure resulting in additional personnel and administrative costs of the three regions allocated to properties and generally recoverable from tenants. The increase in property operating expenses in 2007 compared to 2006 includes $1.8 million for the Maryland reporting segment, $0.7 million for the Northern Virginia reporting segment and $3.5 million for the Southern Virginia reporting segment.
     Property operating expenses increased $6.5 million from 2006 to 2005 primarily due to recognizing a full year of operating expenses for the 2005 Acquisitions and the partial-year impact of the 2006 Acquisitions, which contributed $3.5 million and $2.0 million, respectively, in additional property operating expenses during 2006. A portion of the increase in overall property operating expenses was driven in part by increased utility costs on the Remaining Portfolio in 2006 as compared to 2005, primarily due to higher electrical rates and usage. The impact of deregulation of utilities for our Maryland properties in particular also resulted in higher competitive utility costs in 2006 as compared to 2005. In 2006, the Company entered into utility contracts that provide for fixed utility rates, thus minimizing future rate fluctuation impacts for our Maryland properties. The increase in property operating expenses in 2006 compared to 2005 includes $1.1 million for the Maryland reporting segment, $1.5 million for the Northern Virginia reporting segment and $3.9 million for the Southern Virginia reporting segment.
     Real Estate Taxes and Insurance
     Real estate taxes and insurance expenses increased $2.2 million from 2007 to 2006 primarily due to acquisitions. The 2006 Acquisitions and 2007 Acquisitions resulted in $1.1 million and $0.6 million, respectively, of additional real estate taxes and insurance expenses to the portfolio in 2007. The balance of the increase can be attributed to generally higher real estate taxes on the Remaining Portfolio, primarily due to higher assessments in Fairfax County, Virginia. The increase in real estate taxes and insurance expenses in 2007 compared to 2006 include $0.7 million for the Maryland reporting segment, $0.6 million for the Northern Virginia reporting segment and $0.9 million for the Southern Virginia reporting segment.
     Real estate taxes and insurance expenses increased $2.6 million during 2006 as compared to 2005, is due primarily to $1.4 million in additional real estate taxes and insurance costs from a full year of ownership of the 2005 Acquisitions. The remaining increase is largely attributable to the 2006 Acquisitions, which incurred $1.2 million of real estate taxes and insurance costs during 2006. The increase in real estate taxes and insurance expenses in 2006 compared to 2005 include $0.4 million for the Maryland reporting segment, $0.7 million for the Northern Virginia reporting segment and $1.5 million for the Southern Virginia reporting segment.

     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change	2006	2005	Increase	Change
	$10,453	$9,832	$621	6%	$9,832	$7,940	$1,892	24%
     General and administrative expenses increased $0.6 million during 2007 compared to the same period in 2006, primarily due to increased personnel, resulting in higher compensation and benefits-related expenses. The increase in general and administrative expenses was partially offset by a reduction in incentive compensation for the Company’s executive officers.
     General and administrative expenses increased $1.9 million in 2006 from 2005, primarily due to share-based compensation expense, which was accelerated due to the vesting of a portion of restricted shares awarded in 2005, as certain market based performance measures were achieved in 2006. The adoption of SFAS No. 123R, Share-Based Payment, in 2006, resulted in an increase in expense associated with stock options as well as increased expense from non-vested share awards due to the issuance of additional restricted share awards in 2006 and expense recognition using a derived service period and fair value for awards based on market conditions rather than a stated time-based vesting period of the award. As a result, share-based compensation expense increased $1.3 million in 2006 as compared to 2005. The balance of the difference resulted primarily from higher rent expense and increased personnel costs in 2006 as compared to 2005.
     Depreciation and amortization expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change	2006	2005	Increase	Change
	$41,121	$34,536	$6,585	19%	$34,536	$24,751	$9,785	40%
     Depreciation and amortization expense includes depreciation of real estate assets, amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $6.6 million in 2007 compared to 2006 primarily due to the 2006 and 2007 Acquisitions, which generated additional depreciation and amortization expense of $4.8 million and $3.5 million, respectively. The increase in depreciation expense from the 2007 and 2006 Acquisition was partially offset by a decline in depreciation expense from the Remaining Portfolio during 2007 as certain acquired intangible assets fully amortized.
     Depreciation and amortization expense increased $9.8 million in 2006 from 2005 primarily due to depreciation and amortization expense from the 2006 and 2005 Acquisitions, which generated additional expense of $6.0 million and $5.8 million, respectively. This was offset by lower depreciation expense of $2.2 million for the Remaining Portfolio due to lower depreciation costs as a result of certain acquired intangible assets fully amortized.
Other Expenses
     Interest expense is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Increase	Change	2006	2005	Increase	Change
	$35,587	$28,500	$7,087	25%	$28,500	$20,191	$8,309	41%
     Interest expense increased $7.1 million during 2007 compared to the same period in 2006 due to the issuance of additional debt during 2006 to fund acquisitions and development. During December 2006, the Company completed an offering of $125.0 million of Exchangeable Senior Notes, which were issued at a discount. The issuance resulted in an additional $5.2 million of interest expense in 2007. In June 2006, the Company issued $75.0 million of unsecured Senior Notes, which resulted in $2.3 million of additional interest expense in 2007. In August 2007, the Company entered into a $50.0 million secured term loan, which resulted in interest expense of $1.3 million in 2007. Mortgage interest expense increased $1.2 million during 2007 compared to 2006, primarily due to additional mortgage debt assumed with the 2006 Acquisitions. The increase in interest expense was partially offset by a $1.2 million decrease in interest expense associated with a lower average balance on the Company’s unsecured revolving credit facility and a $1.0 million decrease associated with a term loan that was paid off in 2006. Also, the increase in interest expense was partially offset by $1.0 million of additional capitalized interest related to development and redevelopment activity in 2007.

     Interest expense increased $8.3 million from 2006 from 2005, primarily due to the issuance of additional debt in 2006 to fund acquisitions and development. During 2006, the Company completed a private placement of unsecured Senior Notes totaling $75.0 million to fund the purchase of several of the 2006 Acquisitions and repay outstanding debt. Also, the Company issued $125.0 million of Exchangeable Senior Notes for net proceeds of $122.2 million, net of discount. The outstanding balances on the two notes resulted in additional interest expense of $2.8 million in 2006. The Company issued a term loan in 2006, which resulted in an additional $1.0 million of interest expense. Further, interest expense increased $2.4 million and $0.7 million as a result of the mortgage debt assumed with the 2005 and 2006 Acquisitions, respectively. The increase in interest expense can also be attributed to higher average borrowings and higher average interest rates on the Company’s unsecured revolving credit facility, as proceeds from the facility were used to fund the 2006 Acquisitions. Weighted average borrowings on the unsecured revolving credit facility increased $13.9 million and the weighted average interest rate increased 1.5 percentage points, which resulted in $1.5 million of additional interest expense in 2006. The Company had no outstanding borrowings under the credit facility as of December 31, 2006. The increase in interest expense was partially offset by the capitalization of $0.3 million of interest related to development activity in 2006. The Company did not capitalize any interest in 2005.
     Interest and other income are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Decrease	Change	2006	2005	Increase	Change
	$685	$1,032	$347	34%	$1,032	$137	$895	653%
     Interest income includes amounts earned on the Company’s funds held in various cash operating and escrow accounts. Other income includes amounts earned from sub-tenant rental revenue from three sub-tenants. Interest income decreased $0.3 million in 2007 primarily due to the Company receiving a $0.3 million settlement of a bankruptcy claim in 2006 from a former tenant that vacated its lease in 2003 prior to expiration. The Company maintained a lower average cash balance in 2007 compared to 2006 primarily as a result of increased development, redevelopment and capital improvement activities. The Company earned an interest rate of 5.20% on an average cash balance of $4.2 million during 2007, compared to 5.00% on an average cash balance of $6.4 million during 2006.
     Interest income increased $0.9 million in 2006 from 2005 primarily due to maintaining higher average cash balances and increased interest rates. The Company earned an interest rate of 5.00% on an average cash balance of $6.4 million during 2006, compared to 2.47% on an average cash balance of $1.6 million during 2005. In 2006, the Company received a $0.3 million settlement of a bankruptcy claim from a former tenant that vacated its lease in 2003 prior to expiration, which is included in other income. In addition, in 2006 the Company earned $0.2 million in sub-tenant rental revenue associated with the sub-lease of its former corporate offices from three sub-tenants.
     Loss on interest-rate lock agreement is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Decrease	Change	2006	2005	Increase	Change
	$—	$671	$671	—	$671	$—	$671	—
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
     Loss on early retirement of debt is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Decrease	Change	2006	2005	Decrease	Change
	$—	$121	$121	—	$121	$2,546	$2,425	95%

     In February 2006, the Company entered into a $50.0 million Term Loan Agreement to fund acquisitions and partially pay down the Company’s unsecured revolving credit facility. The Company paid off the term loan with proceeds from its Senior Notes issuance. The early repayment resulted in a $0.1 million loss on early retirement of debt during 2006 due to the write-off of deferred financing costs.
     In July 2005, the Company closed on a $100.0 million fixed-rate secured financing with Jackson National Life Insurance Company. The loan was funded in two stages with proceeds from the first funding used to repay all of the Company’s floating rate mortgage debt and reduce the balance outstanding on its unsecured revolving credit facility. The Company incurred a $0.1 million charge associated with the write-off of unamortized financing costs on the debt retired. Proceeds from the second funding were used to satisfy the obligation under a mortgage loan maturing in December 2007 and bearing interest at 7.26%. The Company incurred a $2.8 million charge related to the costs associated with satisfying the obligation under this loan and writing off unamortized financing costs. Included in the charge was $0.3 million associated with the mortgage that encumbered 6600 Business Parkway, which was reclassified to income from discontinued operations.
Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Decrease	Change	2006	2005	Increase	Change
	$20	$123	$103	84%	$123	$91	$32	35%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The decrease in minority interest expense in 2007 compared to 2006 can be attributed to a $2.0 million reduction in income from continuing operations. The outstanding interests owned by limited partners also decreased to 3.2% as of December 31, 2007 from 3.8% as of December 31, 2006, as a result of Operating Partnership unit redemptions. During 2007, 25,000 Operating Partnership units were redeemed for 25,000 common shares and 180,580 Operating Partnership units were purchased by the Company for $5.2 million in cash. The decline in minority interest ownership was partially offset by the issuance of 72,159 Operating Partnership units used to partially fund the acquisition of Annapolis Commerce Park East.
     Minority interest expense increased in 2006 compared to 2005 due to a $1.4 million increase in income from continuing operations, which was primarily driven by the impacts of the 2005 and 2006 Acquisitions. The outstanding interests owned by limited partners decreased to 3.8% as of December 31, 2006 from 6.5% as of December 31, 2005, which is primarily attributable to the redemption of 462,135 Operating Partnership units in 2006 and the Company’s common stock offering of 3,450,000 common shares in July 2006.
Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2007	2006	Decrease	Change	2006	2005	Increase	Change
	$—	$7,465	$7,465	—	$7,465	$211	$7,254	3438%
     During May 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland and recognized a gain on sale of $7.5 million. The Company has had no continuing involvement with this building; therefore the property’s operating results are classified as discontinued operations. Income from discontinued operations in 2005 represented the property operating results of 6600 Business Parkway. The Company had not committed to a disposition plan nor had it disposed of any additional real estate assets as of December 31, 2007.

Cash Flows
     Consolidated cash flow information is summarized as follows:

	Years ended December 31,			Change
(amounts in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Cash and cash equivalents	$5,198	$41,367	$3,356	$(36,169)	$38,011
Cash provided by operating activities	40,921	35,942	25,012	4,979	10,930
Cash used in investing activities	(113,348)	(204,152)	(142,011)	90,804	(62,141)
Cash provided by financing activities	36,258	206,221	117,823	(169,963)	88,398
Comparison of the Years Ended December 31, 2007 and 2006
     Net cash provided by operating activities increased $5.0 million in 2007. This increase was largely the result of an increase in operating income before depreciation and amortization from the 2007 and 2006 Acquisitions.
     Net cash used in investing activities decreased $90.8 million in 2007 as a result of fewer property acquisitions. In 2007, the Company purchased six properties for a total purchase price of $88.6 million, which includes the assumption of mortgage debt fair valued at $8.9 million and the issuance of Operating Partnership units valued at $1.7 million, compared to 14 properties acquired during 2006 for a total purchase price of $237.6 million, which includes the assumption of mortgage debt fair valued at $37.5 million. The decrease in property acquisitions was partially offset by an increase in development activity spending of $8.4 million in 2007 compared to 2006. During 2006, the Company received net proceeds of $15.4 million from the sale of 6600 Business Parkway. The Company had no property sales during 2007.
     Net cash provided by financing activities decreased $170.0 million in 2007 as a result of lower proceeds from borrowings during the year. During 2007, net proceeds from borrowings totaled $138.0 million, compared to net proceeds from borrowings of $334.9 million in 2006. The 2007 borrowings include proceeds from the $50 million secured term loan issuance and borrowings under the unsecured revolving credit facility. The 2006 borrowings include proceeds from the $75 million and $125 million senior note issuances, with the remaining proceeds drawn on the unsecured revolving credit facility. The additional borrowings in 2006 were a result of greater property acquisitions during the year. The Company received net proceeds of $90.0 million from the July 2006 common share offering. The Company repaid borrowings of $59.6 million in 2007 compared to the repayment of borrowings of $180.1 million in 2006. The Company also purchased a capped call option for $7.6 million concurrent with the issuance of the $125 million Exchangeable Senior Notes in December 2006. During 2007, the Company purchased $5.2 million of additional Operating Partnership units. In 2007, the Company paid dividends to shareholders of $32.9 million compared to $27.5 million in 2006.
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
     Net cash provided by financing activities increased $88.4 million in 2006 from net proceeds on borrowings of $334.9 million incurred to finance acquisitions and repay outstanding debt, compared to net proceeds on borrowings of $286.9 million in 2005. The 2006 borrowings include proceeds from the $75 million and $125 million Senior Note issuances, with the remaining proceeds drawn on the unsecured revolving credit facility. The Company received net proceeds of $90.0 million from the July 2006 common share offering and repaid borrowings of $180.1 million in 2006 compared to offering proceeds received and repayment of borrowings of $124.0 million and $271.5 million, respectively, in 2005. The Company also purchased a capped call option for $7.6 million concurrent with the issuance of the $125 million Exchangeable Senior Notes in December 2006. Finally, the Company paid dividends to shareholders of $27.5 million in 2006 compared to $19.0 million in 2005.

Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, and include real estate taxes and insurance capitalized during redevelopment periods, as these items vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance.
2007 Compared to 2006
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2007 compared to 2006:

	Years Ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of buildings (1)	111	111	—	—
Same property revenues
Rental	$77,107	$77,475	$(368)	(0.5)
Tenant reimbursements and other	15,572	15,103	469	3.1

Total same property revenues	92,679	92,578	101	0.1

Same property operating expenses
Property	19,141	18,144	997	5.5
Real estate taxes and insurance	8,365	7,823	542	6.9

Total same property operating expenses	27,506	25,967	1,539	5.9

Same property net operating income	$65,173	$66,611	$(1,438)	(2.2)

Reconciliation to net income:
Same property net operating income	$65,173	$66,611
Non-comparable operating income	21,856	8,706
General and administrative expenses	(10,453)	(9,832)
Depreciation and amortization	(41,121)	(34,536)
Other expenses, net	(34,902)	(28,260)
Minority interests	(20)	(123)
Discontinued operations (2)	—	7,465

Net income	$533	$10,031

	Weighted Average Occupancy
	at December 31,
	2007	2006
Same Properties	87.8%	88.7%
Non-comparable Properties (3)	86.3%	85.2%
Total	87.4%	88.1%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Discontinued operations include the gain on disposal and income from the operations of 6600 Business Parkway, which was sold in May 2006.

(3)	Non-comparable Properties include: 6600 Business Parkway, Crossways Commerce Center I (Expansion), John Marshall Highway (Building II), Northridge I & II, River’s Bend Center, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270, Davis Drive, Indian Creek Court, Gateway II, Owings Mills Commerce Center, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II and Annapolis Commerce Park East.
     Same Property NOI decreased $1.4 million, or 2.2%, for the twelve months ended December 31, 2007 as compared to the same period in 2006. Same property rental revenue decreased $0.4 million for the twelve months ended December 31, 2007, primarily as the result of a decline in the weighted average occupancy in 2007. Tenant reimbursements and other revenue increased $0.5 million for the twelve months ended December 31, 2007 as a result of increased operating expenses and higher ancillary fees. Total same property operating expenses increased $1.0 million for the full year of 2007 due to higher utility costs and increased snow removal costs. Real estate taxes and insurance increased $0.5 million for the twelve months ended December 31, 2007 due to higher assessments resulting in an increase to real estate tax expense.
Maryland

	Year Ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of buildings (1)	47	47	—	—
Same property revenues
Rental	$26,316	$26,257	$59	0.2
Tenant reimbursements and other	5,497	5,220	277	5.3

Total same property revenues	31,813	31,477	336	1.1

Same property operating expenses
Property	6,170	5,660	510	9.0
Real estate taxes and insurance	2,797	2,674	123	4.6

Total same property operating expenses	8,967	8,334	633	7.6

Same property net operating income	$22,846	$23,143	$(297)	(1.3)

Reconciliation to total property operating income:
Same property net operating income	$22,846	$23,143
Non-comparable net operating income	6,331	1,554

Total property operating income	$29,177	$24,697

	Weighted Average Occupancy
	at December 31,
	2007	2006
Same Properties	91.4%	93.1%
Non-comparable Properties (2)	80.5%	69.5%
Total	89.1%	91.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Gateway 270, Indian Creek Court, Owings Mills Commerce Center, Ammendale Commerce Center and Annapolis Commerce Park East.
     Same Property NOI for the Maryland properties decreased $0.3 million for the twelve months ended December 31, 2007 compared to the same period in 2006. Total same property revenues increased $0.3 million during 2007 due to a slight increase in rental rates and additional recoveries as a result of increased operating expenses. Total same property operating expenses for the Maryland properties increased $0.6 million for the twelve months ended December 31, 2007, driven substantially by higher snow removal costs during the first quarter of 2007 and increased real estate taxes.
Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of buildings (1)	44	44	—	—
Same property revenues
Rental	$32,126	$32,461	$(335)	(1.0)
Tenant reimbursements and other	5,458	5,516	(58)	(1.1)

Total same property revenues	37,584	37,977	(393)	(1.0)

Same property operating expenses
Property	7,630	7,462	168	2.3
Real estate taxes and insurance	3,291	2,893	398	13.8

Total same property operating expenses	10,921	10,355	566	5.5

Same property net operating income	$26,663	$27,622	$(959)	(3.5)

Reconciliation to total property operating income:
Same property net operating income	$26,663	$27,622
Non-comparable net operating income	2,322	904

Total property operating income	$28,985	$28,526

	Weighted Average Occupancy
	at December 31,
	2007	2006
Same Properties	88.3%	90.9%
Non-comparable Properties (2)	94.2%	72.7%
Total	88.8%	89.9%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Sterling Park Business Center, Davis Drive and John Marshall Highway (Building II).

     Same Property NOI for the Northern Virginia properties decreased $1.0 million for the twelve months ended December 31, 2007 compared to the same period in 2006. Same property rental revenue decreased $0.3 million during the twelve months ended December 31, 2007 as a result of a decline in the weighted average occupancy in 2007. Tenant reimbursement revenue decreased $0.1 million for the full year of 2007 compared to the same period in 2006 due to higher vacancy. For full year 2007, same property operating expenses increased $0.6 million, due to an increase in utility costs and to higher assessed values on many properties that, in turn, resulted in increased real estate tax expense.
Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of buildings (1)	20	20	—	—
Same property revenues
Rental	$18,665	$18,757	$(92)	(0.5)
Tenant reimbursements and other	4,617	4,367	250	5.7

Total same property revenues	23,282	23,124	158	0.7

Same property operating expenses
Property	5,341	5,022	319	6.4
Real estate taxes and insurance	2,277	2,256	21	0.9

Total same property operating expenses	7,618	7,278	340	4.7

Same property net operating income	$15,664	$15,846	$(182)	(1.1)

Same property net operating income	$15,664	$15,846
Non-comparable net operating income	13,203	6,248

Total property operating income	$28,867	$22,094

	Weighted Average Occupancy
	at December 31,
	2007	2006
Same Properties	84.1%	82.7%
Non-comparable Properties (2)	87.2%	90.2%
Total	85.4%	84.9%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Crossways Commerce Center I (Expansion), River’s Bend Center, Northridge I & II, Crossways I, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway II, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II.
     Same property NOI for the Southern Virginia properties decreased $0.2 million for the twelve months ended December 31, 2007 compared to the same period in 2006. Same property rental revenue decreased $0.1 million during 2007 as the result of a greater amount of deferred market revenue being recognized in 2006 for leases that ended prior to their contractual term, offset in part by higher average occupancy. Tenant reimbursement revenue increased $0.2 million during the twelve months ended December 31, 2007 as higher average occupancy resulted in greater recoveries. Same property operating expenses increased $0.3 million during full year 2007 due to increased repairs and maintenance expense and higher utility costs, while real estate taxes and insurance remained relatively unchanged.

2006 Compared to 2005
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2006 compared to 2005:

	Years Ended December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Number of buildings (1)	79	79	—	—
Same property revenues
Rental	$56,649	$55,809	$840	1.5
Tenant reimbursements and other	10,376	9,336	1,040	11.1

Total same property revenues	67,025	65,145	1,880	2.9

Same property operating expenses
Property	12,698	12,304	394	3.2
Real estate taxes and insurance	5,513	5,540	(27)	(0.5)

Total same property operating expenses	18,211	17,844	367	2.1

Same property net operating income	$48,814	$47,301	$1,513	3.2

Reconciliation to net income
Same property net operating income	$48,814	$47,301
Non-comparable net operating income	26,503	9,220
General and administrative expenses	(9,832)	(7,940)
Depreciation and amortization	(34,536)	(24,751)
Other expenses, net	(28,260)	(22,600)
Minority interests	(123)	(91)
Discontinued operations (2)	7,465	211

Net income	$10,031	$1,350

	Weighted Average Occupancy
	at December 31,
	2006	2005
Same Properties	93.4%	92.9%
Non-comparable Properties (3)	82.1%	83.4%
Total	88.1%	90.7%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Discontinued operations represent income from 6600 Business Parkway, which was sold in May 2006.

(3)	Non-comparable Properties include: 6600 Business Parkway, Crossways Commerce Center I (Expansion), John Marshall Highway (Building II), Reston Business Campus, Cavalier Industrial Park, Enterprise Center, Glenn Dale Business Center, Gateway Centre, 1434 Crossways Boulevard, Enterprise Parkway, 403/405 Glenn Drive, Diamond Hill Distribution Center, Linden Business Center, Owings Mills Business Center, Prosperity Business Center, 1000 Lucas Way, River’s Bend Center, Northridge I & II, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270, Davis Drive, Indian Creek Court, Gateway II, Owings Mills Commerce Center, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II and Annapolis Commerce Park East.

     Same Property NOI increased $1.5 million, or 3.2%, in 2006 over 2005. Same property rental revenue increased $0.9 million, or 1.5%, in 2006 as a result of higher rental rates on new and renewal leases, while occupancy remained relatively unchanged. Tenant reimbursement and other revenue increased $1.0 million, or 11.1%, generally reflecting the Company’s conversion of many new and renewal leases to a triple-net basis whereby a higher percentage of operating expenses are recovered. Total Same Property operating expenses increased $0.4 million, or 2.1%, due substantially to higher variable operating costs, with a portion attributable to the deregulation of utility contracts on our Maryland properties prior to the Company entering into fixed-rate utility contracts in late 2006. The increase in property operating expense was more than offset by the increase in tenant reimbursement revenue as a result of the increase in triple-net leases.
Maryland

	Year Ended December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Number of buildings (1)	42	42	—	—
Same property revenues
Rental	$23,157	$23,139	$18	0.1
Tenant reimbursements and other	4,712	4,249	463	10.9

Total same property revenues	27,869	27,388	481	1.8

Same property operating expenses
Property	4,959	4,748	211	4.4
Real estate taxes and insurance	2,437	2,381	56	2.4

Total same property operating expenses	7,396	7,129	267	3.7

Same property net operating income	$20,473	$20,259	$214	1.1

Reconciliation to total property operating Income:
Same property net operating income	$20,473	$20,259
Non-comparable net operating income	4,224	2,095

Total property operating income	$24,697	$22,354

	Weighted Average Occupancy
	at December 31,
	2006	2005
Same Properties	92.1%	92.8%
Non-comparable Properties (2)	87.4%	99.3%
Total	91.0%	93.9%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Glenn Dale Business Center, Owings Mills Business Center, Gateway 270, Indian Creek Court, Owings Mills Commerce Center, Ammendale Commerce Center and Annapolis Commerce Park East.
     Same Property NOI for the Maryland properties increased $0.2 million for the twelve months ended December 31, 2006 compared to the same period in 2005. Same property rental revenue remained relatively unchanged during the full year of 2007 compared to the full year of 2006. Same property tenant reimbursements revenue increased $0.5 million during the twelve months ended December 31, 2007 as a result of greater tenant recoveries due to higher operating costs. Total same property operating expenses for the Maryland properties increased $0.3 million for the twelve months ended December 31, 2007, driven substantially by higher repairs and maintenance costs and by a slight increase in real estate taxes during 2006.

Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Number of buildings (1)	28	28	—	—
Same property revenues
Rental	$23,502	$23,009	$493	2.1
Tenant reimbursements and other	3,809	3,210	599	18.7

Total same property revenues	27,311	26,219	1,092	4.2

Same property operating expenses
Property	5,346	5,340	6	0.1
Real estate taxes and insurance	1,980	2,047	(67)	(3.3)

Total same property operating expenses	7,326	7,387	(61)	(0.8)

Same property net operating income	$19,985	$18,832	$1,153	6.1

Reconciliation to total property operating income:
Same property net operating income	$19,985	$18,832
Non-comparable net operating income	8,541	4,415

Total property operating income	$28,526	$23,247

	Weighted Average
	Occupancy at December 31,
	2006	2005
Same Properties	92.7%	91.4%
Non-comparable Properties (2)	83.9%	88.4%
Total	89.9%	91.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Reston Business Campus, Enterprise Center, Gateway Centre, 403/ 405 Glenn Drive, Linden Business Center, Prosperity Business Center, Sterling Park Business Center, John Marshall Highway (Building II) and Davis Drive.
     Same Property NOI for the Northern Virginia properties increased $1.2 million for the twelve months ended December 31, 2006 compared to the same period in 2005. Same property rental revenue increased $0.5 million during the twelve months ended December 31, 2007 as a result of an increase in property occupancy. Also, same property tenant reimbursement revenue increased $0.6 million for the full year of 2007 compared to the same period in 2006 as a result of greater recoveries due to the higher property occupancy. Same property operating expenses decreased $0.1 million, due to a decrease in utility costs and lower real estate tax expense.
Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Number of buildings (1)	9	9	—	—
Same property revenues
Rental	$9,990	$9,661	$329	3.4
Tenant reimbursements and other	1,855	1,877	(22)	(1.2)

Total same property revenues	11,845	11,538	307	2.7

	Year Ended December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Same property operating expenses
Property	2,393	2,216	177	8.0
Real estate taxes and insurance	1,096	1,112	(16)	(1.4)

Total same property operating expenses	3,489	3,328	161	4.8

Same property net operating income	$8,356	$8,210	$146	1.8

Same property net operating income	$8,356	$8,210
Non-comparable net operating income	13,738	2,710

Total property operating income	$22,094	$10,920

	Weighted Average Occupancy
	at December 31,
	2006	2005
Same Properties	97.5%	95.8%
Non-comparable Properties (2)	80.4%	72.1%
Total	84.9%	85.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Cavalier Industrial Park, 1434 Crossways Boulevard, Enterprise Parkway, Diamond Hill Distribution Center, 1000 Lucas Way, Northridge I & II, River’s Bend Center, Crossways I, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway II, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II.
     Same property NOI for the Southern Virginia properties increased $0.1 million for the twelve months ended December 31, 2006 compared to the same period in 2005. Same property rental revenue increased $0.3 million for the twelve months ended December 31, 2006 compared to the same periods in 2005 due to an increase in occupancy. Tenant reimbursement revenue remained relatively unchanged during the twelve months ended December 31, 2006. Same property operating expenses increased $0.2 million during full year 2007 due to an increase in non-recoverable expenses, which was slightly offset by decrease in real estate taxes and insurance.
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
     On February 27, 2006, the Company entered into a $50.0 million Term Loan Agreement with Key Bank, N.A. The loan had a five-year term maturing in March 2011 with interest payable at a variable interest rate of LIBOR plus a spread determined by the Company’s leverage levels. Proceeds from the loan were used to partially fund acquisitions and pay down a portion of the Company’s unsecured revolving credit facility. The Company repaid this loan in June 2006 using proceeds from the private placement of Senior Notes discussed below.
     On April 26, 2006, the Company entered into an amendment and restatement to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100.0 million to $125.0 million. The facility, which was scheduled to mature in May 2009, has a feature that allows the Company to increase the size of the facility to up to $225.0 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The exact interest payable under the facility depends upon the ratio of our total indebtedness to total asset value, and this ratio cannot exceed 65%. The Company is required to pay an annual commitment fee of 0.15% based on the amount of unused capacity under the credit facility.

     On April 4, 2007, the Company further amended its unsecured revolving credit facility, which extended the facility’s maturity date to April 26, 2010, with the ability to further extend the maturity date to April 26, 2011. Also, the first amendment lowered the Company’s permitted maximum total indebtedness from 65% to 60% of its total asset value, as defined in its credit facility agreement, and lowered the interest rate spread from 120 to 160 basis points over LIBOR to 80 to 135 basis points over LIBOR. The unsecured facility contains financial and other covenants. As of December 31, 2007, the Company met all requirements under these covenants.
     On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013, bearing a fixed interest rate of 6.41% and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016, bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning on December 15, 2006. The Senior Notes are equal in right of payment with all the Company’s other senior unsubordinated indebtedness. The proceeds from the issuance of the Senior Notes were used to repay the outstanding $50.0 million term loan, described above, and to fund a portion of the purchase price of fourteen buildings in Richmond, Virginia. The unsecured facility contains financial and other covenants. As of December 31, 2007, the Company met all requirements under these covenants.
     On July 21, 2006, the Company completed an offering of 3,450,000 common shares of beneficial interest at $27.46 per share, generating net proceeds of approximately $90.0 million. The Company used $55.5 million of the net proceeds to repay the balance and accrued interest on its unsecured revolving credit facility and the remaining proceeds were applied toward the purchase of Gateway 270.
     On December 11, 2006, the Operating Partnership issued $125.0 million of 4.00% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance resulting in an effective interest rate of 4.45%. The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The Company applied the majority of the remaining proceeds toward the January 2007 purchase of three buildings at Greenbrier Business Center. The Exchangeable Senior Notes contain financial and other covenants. As of December 31, 2007, the Company met all requirements under these covenants.
     In March 2008, the Board of Trustees authorized the Company to use up to $30 million to repurchase its Exchangeable Senior Notes. In early March 2008, the Company agreed to terms to repurchase $13.75 million of the Exchangeable Senior Notes from a third party, with settlement anticipated to occur in mid-March 2008.
     On August 7, 2007, the Company entered into a $50.0 million Secured Term Loan with Key Bank, N.A. The loan, which matures on August 7, 2010, has a one-year extension option and can be expanded to $100.0 million. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The Company received proceeds of $49.6 million from the transaction, which were used to pay down a portion of the Company’s unsecured revolving credit facility and the related interest. As of December 31, 2007, the Company met all covenants of the secured term loan. In January 2008, the Company entered into a $50 million interest rate swap to hedge the interest rate exposure on its one month LIBOR based borrowings. The interest rate swap is an effective hedge that fixes the Company’s underlying interest rate on a $50 million notional balance at 2.71% plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage level), for a total rate ranging from 3.41% to 3.96%. The Secured Term Loan contains financial and other covenants. As of December 31, 2007, the Company met all requirements under these covenants.
     Although the recent uncertainty in the global credit markets has had varying impacts that have negatively impacted debt financing and the availability of capital across many industries, the Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term.
     The Company intends to meet long-term funding requirements for building acquisitions, development, redevelopment and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, term loans, unsecured notes and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic and market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     On April 16, 2007, the Company filed a shelf registration statement with the Securities and Exchange Commission by which it registered an unspecified amount of senior debt securities, subordinated debt securities, preferred shares and common shares. The registration permits the Company to offer and sell these types of securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933, as amended.

     The Company could also fund building acquisitions, development and other non-recurring capital improvements through additional borrowings, sales of assets or joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future building acquisitions. During 2007, the Company issued 72,159 Operating Partnership units as partial consideration for the acquisition of Annapolis Commerce Park East.
Debt Financing
     The following table sets forth certain information with respect to the Company’s indebtedness outstanding as of December 31, 2007.

		Principal
		Balance
	Effective	December 31,	Annualized	Maturity	Balance at
(amounts in thousands, except percentages)	Interest Rate	2007	Debt Service	Date	Maturity
Fixed Rate Debt
Herndon Corporate Center [1]	5.66%	$8,538	$603	4/01/2008	$8,549
Norfolk Commerce Park II	5.28%	7,192	648	8/07/2008	7,034
Suburban Maryland Portfolio[2,3]	5.54%	73,546	6,434	9/11/2008	71,825
Glenn Dale Business Center	5.13%	8,496	780	5/01/2009	8,033
4200 Tech Court [2]	8.07%	1,752	168	10/01/2009	1,705
Park Central I	5.66%	4,991	519	11/01/2009	4,523
4212 Tech Court	8.53%	1,710	169	6/01/2010	1,654
Park Central II	5.66%	6,196	638	11/01/2010	5,289
Enterprise Center [2]	5.20%	18,772	1,647	12/01/2010	16,712
Indian Creek Court [2]	5.90%	13,199	1,162	1/01/2011	11,982
403/405 Glenn Drive	5.50%	8,790	746	7/01/2011	7,807
4612 Navistar Drive [2]	5.20%	13,565	1,131	7/11/2011	11,921
Campus at Metro Park [2]	5.25%	24,893	2,028	2/11/2012	21,581
1434 Crossways Boulevard Building II	5.38%	10,535	826	8/05/2012	8,866
Crossways Commerce Center	6.70%	25,377	2,087	10/01/2012	23,313
Newington Business Park Center	6.70%	16,008	1,316	10/01/2012	14,706
Prosperity Business Center	5.75%	3,862	332	1/01/2013	3,242
Aquia Commerce Center I	7.28%	725	165	2/01/2013	42
1434 Crossways Boulevard Building I	5.38%	8,992	665	3/05/2013	7,597
Linden Business Center	5.58%	7,515	559	10/01/2013	6,596
Owings Mills Business Center	5.75%	5,742	425	3/01/2014	5,066
Annapolis Commerce Park East	6.25%	8,834	665	6/01/2014	8,010
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	100,000	5,190	8/01/2015	100,000
Hanover Business Center
Hanover Building D	6.63%	961	161	8/01/2015	13
Hanover Building C	6.63%	1,359	161	12/01/2017	13
Chesterfield Business Center
Chesterfield Buildings C, D and H	6.63%	2,501	414	8/01/2015	34
Chesterfield Buildings A, B, E and F	6.63%	2,829	318	6/01/2021	26
Gateway Centre Building I	5.88%	1,649	239	11/01/2016	—
Airpark Business Center	6.63%	1,543	173	6/01/2021	14

	5.60%[4]	390,072	30,369		356,153

Convertible Debt
Exchangeable Senior Notes [5]	4.45%	122,797	5,000	12/15/2011	125,000

Senior Unsecured Debt
Series A Notes	6.41%	37,500	2,404	6/15/2013	37,500
Series B Notes	6.55%	37,500	2,456	6/15/2016	37,500

Total Fixed Rate Debt		$587,869	$40,229		$556,153

Floating Rate Debt
Secured Term Loan [6]	LIBOR+1.10%	50,000	2,850	8/7/2010	50,000
Unsecured Revolving Credit Facility	LIBOR+1.20%	38,600	2,239	4/26/2010	38,600

Total at December 31, 2007		$676,469	$45,318		$644,753

[1]	The loan was prepaid in February 2008.

[2]	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase.

[3]	Deer Park, Gateway Center, Gateway West, Girard Business Center, Girard Place, 15 Worman’s Mill Court, 20270 Goldenrod Lane, 6900 English Muffin Way, 4451 Georgia Pacific Boulevard, 7561 Lindbergh Drive, Patrick Center, West Park, Woodlands Business Center and Old Courthouse Square collectively are referred to as the Suburban Maryland Portfolio.

[4]	Weighted average interest rate on total mortgage debt.

[5]	The balance is net of original issue discount.

[6]	The secured term loan, which matures in August 2010, has a one-year extension option and can be expanded to $100.0 million. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. In January 2008, the Company entered into an interest rate swap that fixes the secured term loan’s interest rate at 2.71% plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage level) for a total rate ranging from 3.41% to 3.96%.

     All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company was in compliance with as of December 31, 2007. The Company is also subject to cash management agreements with most of its mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.
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
     On December 11, 2006, the Operating Partnership issued $125.0 million of 4.00% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance resulting in an effective interest rate of 4.45%. The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option was recorded as a reduction to shareholders’ equity.
     In January 2008, the Company entered into a $50 million interest rate swap to hedge the interest rate exposure on its one-month LIBOR based borrowings. The interest rate swap is an effective hedge that fixes the Company’s underlying interest rate on a $50 million notional balance at 2.71% plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage level), for a total rate ranging from 3.41% to 3.96%.The interest rate swap expires in August 2010, concurrent with the maturity of the Company’s Secured Term Loan.

Off-Balance Sheet Arrangements
     The Company was not a party to any joint venture agreements and had no off-balance sheet arrangements as of December 31, 2007 or 2006.
Disclosure of Contractual Obligations
     The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2007 (amounts in thousands).

		Payments due by period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	Years
Mortgage loans	$390,072	$95,469	$62,285	$101,822	$130,496
Exchangeable senior notes[1]	125,000	—	—	125,000	—
Senior notes	75,000	—	—	—	75,000
Secured term loan	50,000	—	50,000	—	—
Credit facility	38,600	—	38,600	—	—
Interest expense[2]	160,417	35,624	60,104	36,795	27,894
Operating leases	3,628	779	1,696	1,153	—
Development	6,324	6,324	—	—	—
Redevelopment	418	418	—	—	—
Capital expenditures	1,568	1,568	—	—	—
Tenant improvements	3,297	3,297	—	—	—

Total	$854,324	$143,479	$212,685	$264,770	$233,390

[1]	Total carrying value of the Exchangeable Senior Notes was $122,797, net of discount, at December 31, 2007.

[2]	Interest expense for the Company’s fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for the Company’s variable rate obligations is calculated using the outstanding balance and applicable interest rate at December 31, 2007 over the life of the obligation.
     Development contractual obligations include commitments primarily related to the construction of an office building at Sterling Park Business Center. Redevelopment contractual obligations include commitments to another building at Sterling Park Business Center. Capital expenditure obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2007. Tenant improvement obligations include costs the Company expects to incur on leases in place at December 31, 2007. The Company had no other material contractual obligations as of December 31, 2007.
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
     As defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. The Company adds back minority interest in the income from its Operating Partnership on determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per fully diluted share.
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

     The following table presents a reconciliation of net income to FFO available to common share and unit holders (amounts in thousands):

	Funds From Operations
	Years Ended December 31,
	2007	2006	2005
Net income	$533	$10,031	$1,350
Add: Depreciation and amortization of real estate assets	41,121	34,536	24,751
Discontinued operations depreciation and amortization	—	3	147
Minority interests	20	509	109
Deduct: Gain on sale of disposed property	—	(7,475)	—

FFO available to common shareholders and unitholders	$41,674	$37,604	$26,357

Weighted average number of diluted common shares and Operating Partnership units outstanding	25,026	23,265	18,059
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
     As of December 31, 2007, the Company had $88.6 million, or 13.1% of its total debt obligations, in variable rate debt. The carrying value of the variable rate debt reflects its fair value as changes in the underlying interest rate reflect the impact of market conditions on the outstanding balances.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate debt outstanding at December 31, 2007 to be $559.0 million compared to the $587.9 million carrying value at that date.
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
     In December 2006, and concurrent with the issuance of $125.0 million of Exchangeable Senior Notes, the Company purchased, for $7.6 million, a capped call option on its common shares in a separate transaction. The notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per Company common share. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price.
     On August 7, 2007, the Company entered into a $50.0 million Secured Term Loan with Key Bank, N.A. The loan, which matures on August 7, 2010, has a one-year extension option and can be expanded to $100.0 million. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The Company received proceeds of $49.6 million from the transaction, which were used to pay down a portion of the Company’s unsecured revolving credit facility and the related interest. As of December 31, 2007, the Company met all covenants of the secured term loan. In January 2008, the Company entered into a $50 million interest rate swap to hedge the interest rate exposure on its one month LIBOR based borrowings. The interest rate swap is an effective hedge that fixes the Company’s underlying interest rate on a $50 million notional balance at 2.71% plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage level), for a total rate ranging from 3.41% to 3.96%.
     The Company’s projected long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at December 31, 2007, for each of the succeeding five years are as follows (dollars in thousands):

	Years ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate mortgage debt	$95,469	$20,308	$41,977	$25,521	$76,301	$130,496	$390,072
Exchangeable senior notes[1]	—	—	—	125,000	—	—	125,000
Senior notes	—	—	—	—	—	75,000	75,000
Secured term loan	—	—	50,000	—	—	—	50,000
Credit facility	—	—	38,600	—	—	—	38,600
Weighted average interest rate – fixed rate debt	5.50%	5.49%	5.42%	5.85%	5.78%	5.65%	5.50%

[1]	The carrying value of the Exchangeable Senior Notes was $122,797, net of discount at December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this Item 8 are filed with this Annual Report on Form 10-K immediately following the signature page of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of December 31, 2007, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2007 was effective.

     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Our internal control over financial reporting as of December 31, 2007 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 54 which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.
ITEM 9B. OTHER INFORMATION
     None.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
     We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

McLean, Virginia
March 7, 2008

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     The information is hereby incorporated by reference to the material appearing in the Company’s proxy statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 22, 2008 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Committees and Meetings of our Board of Trustees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. EXECUTIVE COMPENSATION
     The information is hereby incorporated by reference to the Proxy Statement under the headings “Compensation of Trustees”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
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

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
     Reference is made to the Index to Financial Statements and Schedules on page 60 for a list of the financial statements and schedules included in this report.
Exhibits
     The following is a list of the exhibits included in this report:

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.3(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.4(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.5(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.6(6)	Subsidiary Guaranty, dated as of June 22, 2006.

4.7(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.

4.8(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.

10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

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

10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

Exhibit	Description of Document
10.15(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.16(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.17(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.18(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.19(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.20(10)	Summary of 2006 Non-Employee Trustee Compensation.

10.21(1)	2003 Equity Compensation Plan.

10.22(11)	Amendment No. 1 to Equity Compensation Plan.

10.23(12)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, as Managing Administrative Agent, and Wells Fargo Bank.

10.24(13)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

10.25(14)	First Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated June 28, 2005.

10.26(15)
Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.27(16)	Second Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited
Partnership and KeyBank National Association and Wells Fargo Bank, dated October 12, 2005.

10.28(17)	Joinder Agreement, by and between, Gateway Hampton Roads, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.

10.29(18)	Joinder Agreement, by and between FP Campostella Road, LLC, FP Diamond Hill, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.

10.30(19)	Agreement between First Potomac Realty Investment Limited Partnership and Louis T. Donatelli, dated as of February 28, 2006.

10.31(20)	Agreement and Plan of Merger by and between First Potomac Management Inc. and the Registrant, dated as of February 28, 2006.

10.32(21)
Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank N.A., Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and Key Bank N.A. as Administrative Agent, dated as of April 28, 2006.

10.33(22)	2006 Base Salary Compensation.

10.34(23)	Form of Restricted Common Shares Award Agreement for Officers.

10.35(24)	Form of Restricted Common Shares Award Agreement for Trustees.

10.36(25)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.

10.37(26)
Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.38(27)
Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.39(28)	Amendment No. 1, dated April 4, 2007, to Amended and Restated Revolving Credit Agreement, dated as of April 26, 2006.

10.40(29)	Amendment No. 2 to the Company’s 2003 Equity Compensation Plan.

10.41(30)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and Key Bank National Association.

10.42(31)
Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, Key Bank National Association and PNC Bank, National Association.

10.43(32)
Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, Key Bank National Association and PNC Bank, National Association.

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on December 7, 2005.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006.

(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(27)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007.

(29)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 7, 2008.

FIRST POTOMAC REALTY TRUST
/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2008.

Signature	Title

/s/ Douglas J. Donatelli Douglas J. Donatelli	Chairman of the Board of Trustees, Chief Executive Officer
/s/ Barry H. Bass Barry H. Bass	Executive Vice President, Chief Financial Officer
/s/ Michael H. Comer Michael H. Comer	Senior Vice President, Chief Accounting Officer
/s/ Robert H. Arnold Robert H. Arnold	Trustee
/s/ Richard B. Chess Richard B. Chess	Trustee
/s/ Louis T. Donatelli Louis T. Donatelli	Trustee
/s/ J. Roderick Heller, III J. Roderick Heller, III	Trustee
/s/ R. Michael McCullough R. Michael McCullough	Trustee
/s/ Alan G. Merten Alan G. Merten	Trustee
/s/ Terry L. Stevens Terry L. Stevens	Trustee

FIRST POTOMAC REALTY TRUST
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
The following consolidated financial statements and schedule of First Potomac Realty Trust and Subsidiaries and report of our independent registered public accounting firm thereon are attached hereto:
FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
     Schedule III: Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
     We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated deprecation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment in 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

McLean, Virginia
March 7, 2008

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(Amounts in thousands, except per share amounts)

	2007	2006
Assets:
Rental property, net	$977,106	$884,882
Cash and cash equivalents	5,198	41,367
Escrows and reserves	13,360	11,139
Accounts and other receivables, net of allowance for doubtful accounts of $700 and $334, respectively	4,365	4,212
Accrued straight-line rents, net of allowance for doubtful accounts of $43 and $41, respectively	6,638	4,973
Deferred costs, net	12,377	9,006
Prepaid expenses and other assets	6,525	6,191
Intangible assets, net	26,730	32,797

Total assets	$1,052,299	$994,567

Liabilities:
Mortgage loans	$390,072	$391,393
Exchangeable senior notes, net of discount	122,797	122,234
Senior notes	75,000	75,000
Secured term loan	50,000	—
Unsecured revolving credit facility	38,600	—
Accounts payable and accrued expenses	11,450	8,898
Accrued interest	2,776	2,420
Rents received in advance	4,709	3,196
Tenant security deposits	5,422	4,965
Deferred market rent	9,117	8,883

Total liabilities	709,943	616,989

Minority interests (redemption value $13,957 and $27,382, respectively)	11,545	13,992

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 24,251 and 24,127 shares issued and outstanding, respectively	24	24
Additional paid-in capital	429,870	430,271
Dividends in excess of accumulated earnings	(99,083)	(66,709)

Total shareholders’ equity	330,811	363,586

Total liabilities and shareholders’ equity	$1,052,299	$994,567

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except per share amounts)

	2007	2006	2005
Revenues:
Rental	$103,224	$87,534	$64,322
Tenant reimbursements and other	21,346	17,147	12,456

Total revenues	124,570	104,681	76,778

Operating expenses:
Property operating	26,335	20,338	13,817
Real estate taxes and insurance	11,206	9,026	6,440
General and administrative	10,453	9,832	7,940
Depreciation and amortization	41,121	34,536	24,751

Total operating expenses	89,115	73,732	52,948

Operating income	35,455	30,949	23,830

Other expenses (income):
Interest expense	35,587	28,500	20,191
Interest and other income	(685)	(1,032)	(137)
Loss on interest-rate lock agreement	—	671	—
Loss on early retirement of debt	—	121	2,546

Total other expenses	34,902	28,260	22,600

Income from continuing operations before minority interests	553	2,689	1,230

Minority interests	(20)	(123)	(91)

Income from continuing operations	533	2,566	1,139

Discontinued operations:
Income from operations of disposed property	—	376	229
Gain on sale of disposed property	—	7,475	—
Minority interests in discontinued operations	—	(386)	(18)

Income from discontinued operations	—	7,465	211

Net income	$533	$10,031	$1,350

Net income per share – basic:
Income from continuing operations	$0.02	$0.12	$0.07
Income from discontinued operations	—	0.34	0.01

Net income	$0.02	$0.46	$0.08

Weighted average common shares outstanding - basic	24,053	21,950	16,595

Net income per share – diluted:
Income from continuing operations	$0.02	$0.11	$0.07
Income from discontinued operations	—	0.34	0.01

Net income	$0.02	$0.45	$0.08

Weighted average common shares outstanding - diluted	24,226	22,202	16,805
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

			Dividends in Excess	Total
		Additional Paid-in	of Accumulated	Shareholders’
	Par Value	Capital	Earnings	Equity
Balance at December 31, 2004	$14	$209,268	$(31,589)	$177,693

Dividends paid to shareholders	—	—	(19,014)	(19,014)
Shares issued in exchange for partnership units	—	3,821	—	3,821
Restricted stock expense	—	294	—	294
Exercise of stock options	1	1,168	—	1,169
Issuance of common stock	5	124,013	—	124,018
Net income	—	—	1,350	1,350

Balance at December 31, 2005	20	338,564	(49,253)	289,331

Dividends paid to shareholders	—	—	(27,487)	(27,487)
Acquisition of partnership units	—	(16)	—	(16)
Shares issued in exchange for partnership units	1	6,755	—	6,756
Restricted stock expense	—	1,450	—	1,450
Exercise of stock options	—	847	—	847
Stock option expense	—	325	—	325
Issuance of common stock	3	89,993	—	89,996
Purchase of capped call option	—	(7,647)	—	(7,647)
Net income	—	—	10,031	10,031

Balance at December 31, 2006	24	430,271	(66,709)	363,586

Dividends paid to shareholders	—	—	(32,907)	(32,907)
Acquisition of partnership units	—	(2,497)	—	(2,497)
Shares issued in exchange for partnership units	—	362	—	362
Restricted stock expense	—	1,114	—	1,114
Exercise of stock options	—	306	—	306
Stock option expense	—	314	—	314
Net income	—	—	533	533

Balance at December 31, 2007	$24	$429,870	$(99,083)	$330,811

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	2007	2006	2005
Cash flow from operating activities
Net income	$533	$10,031	$1,350
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of disposed property	—	(7,475)	—
Depreciation and amortization	—	3	147
Minority interests	—	386	18
Loss on early retirement of debt	—	—	325
Depreciation and amortization	41,883	34,953	24,866
Stock based compensation	1,428	1,637	430
Bad debt expense	512	145	340
Amortization of deferred market rent	(1,724)	(2,150)	(1,388)
Amortization of deferred financing costs and bond discount	1,687	959	783
Amortization of rent abatement	1,210	587	122
Minority interests	20	123	91
Loss on early retirement of debt	—	121	2,546
Changes in assets and liabilities:
Escrows and reserves	(2,221)	(1,321)	(3,517)
Accounts and other receivables	(608)	(1,638)	(230)
Accrued straight-line rents	(1,721)	(1,349)	(1,376)
Prepaid expenses and other assets	(998)	(1,986)	(1,315)
Tenant security deposits	457	993	1,169
Accounts payable and accrued expenses	2,560	2,919	596
Accrued interest	356	801	818
Rents received in advance	1,513	264	1,188
Deferred costs	(3,966)	(2,061)	(1,951)

Total adjustments	40,388	25,911	23,662

Net cash provided by operating activities	40,921	35,942	25,012

Cash flows from investing activities
Purchase deposit on future acquisitions	—	(1,250)	(100)
Proceeds from sale of real estate assets	—	15,366	—
Additions to rental property	(21,098)	(12,031)	(4,044)
Additions to construction in progress	(13,781)	(5,429)	(169)
Acquisition of land parcels	(442)	(716)	—
Acquisition of rental property and associated intangible assets	(78,027)	(200,092)	(137,698)

Net cash used in investing activities	(113,348)	(204,152)	(142,011)

Cash flows from financing activities
Financing costs	(3,236)	(2,876)	(2,286)
Proceeds from debt	138,000	334,888	286,853
Proceeds from issuance of stock, net	—	89,996	124,018
Repayments of debt	(59,603)	(180,095)	(271,496)
Purchase of capped call option	—	(7,647)	—
Distributions to minority interests	(1,073)	(1,374)	(1,365)
Dividends to shareholders	(32,907)	(27,487)	(19,014)
Redemption of partnership units	(5,229)	(31)	—
Stock option exercises	306	847	1,113

Net cash provided by financing activities	36,258	206,221	117,823

Net (decrease) increase in cash and cash equivalents	(36,169)	38,011	824

Cash and cash equivalents, beginning of year	41,367	3,356	2,532

Cash and cash equivalents, end of year	$5,198	$41,367	$3,356

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
     References in these financial statements to “we,” “our” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At December 31, 2007, the Company was the sole general partner of, and owned a 96.8% interest in, the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests owned by third parties, including some of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and are presented as minority interests in the accompanying consolidated financial statements.
     As of December 31, 2007, the Company owned approximately 11.4 million square feet. The Company also owned developable land that can accommodate approximately 1.6 million square feet of development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and First Potomac Management LLC, a wholly owned subsidiary that manages the Company’s properties. All intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
(c) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its industrial properties and business parks. The Company recognizes rental revenue on a straight-line basis over the life of its leases in accordance with SFAS No. 13, Accounting for Leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information and events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
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
(f) Deferred Costs
     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the term of the related leases. Accumulated amortization of these combined costs was $5.9 million and $3.5 million at December 31, 2007 and 2006, respectively.
(g) Rental Property
     Rental property is carried at historical cost less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at historical cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets, by class, are as follows:

Buildings	39 years
Building improvements	5 to 15 years
Furniture, fixtures and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
     The Company reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses and capital improvement costs. These cash flows consider factors such as expected market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in its investments in real estate.
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations on its statements of operations and classify the assets and related liabilities as held for sale on its balance sheet. Interest expense is reclassified to discontinued operations only to the extent the held for sale property is secured by specific mortgage debt.
     The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. Total interest capitalized to construction in progress was $1.3 million and $0.3 million during 2007 and 2006, respectively. No interest expense was capitalized during 2005 as the Company had not incurred any qualifying expenditures. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

(h) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building on an as-if vacant basis based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
▪	the value of leases based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place lease values based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to twenty years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(i) Intangible Assets
     Intangible assets include the value of acquired tenant or customer relationships and the in-place value of leases in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics the Company considers include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. The Company determines the fair value of the existing leases at the date of acquisition by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is fully charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $24.3 million and $25.2 million at December 31, 2007 and 2006, respectively.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheet. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the years ended December 31, 2007, 2006 and 2005.

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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income, located in shareholders’ equity (cash flow hedge) or a corresponding asset or liability (fair value hedge) for effective hedging relationships. Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings.
     On August 7, 2007, the Company entered into a $50.0 million Secured Term Loan with Key Bank, N.A. The loan, which matures on August 7, 2010, has a one-year extension option and can be expanded to $100.0 million. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. In January 2008, the Company entered into a $50 million interest rate swap to hedge the interest rate exposure on its one month LIBOR based borrowings. The interest rate swap is an effective cash flow hedge that fixes the Company’s underlying interest rate on a $50 million notional balance at 2.71% plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage level), for a total rate ranging from 3.41% to 3.96%.
     In December 2006, and concurrent with the issuance of $125.0 million of Exchangeable Senior Notes, the Company purchased a capped call option on its common stock. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding. The option was recorded as a reduction of shareholders’ equity.
     In May 2006, the Company entered into a forward treasury lock agreement to fix the interest rate in anticipation of a planned debt issuance and hedge the risk of rising interest rates during the period prior to issuance. The derivative did not qualify for hedge accounting treatment, and the Company recorded a $671 thousand loss upon the cash settlement of the contract in June 2006.
     There were no other derivative contacts entered into in 2007, 2006 or 2005 and the Company had no accumulated other comprehensive income or loss related to derivatives during these respective periods.
(k) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive in 2007 and 2006. The Company had two TRS entities that generated taxable income during 2005; however, the Company determined any taxes resulting from TRS activities were inconsequential. In 2005, the two TRS entries contributed their ownership interest to the Company. This elimination of the TRS ownership interest resulted in a taxable distribution of property, and the Company recognized an estimated tax liability of $0.1 million in general and administrative expenses in 2005 as a result of the contribution of ownership interests by the TRS to the Operating Partnership.

     For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the Company’s dividends for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Ordinary income	45.10%	41.43%	40.03%
Return of capital	54.90%	58.57%	57.25%
Long-term capital gain	—	—	2.72%
(l) Minority Interests
     Minority interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or an equivalent amount of cash. Unitholders receive distributions per unit equivalent to the dividend per common share. Minority interests are recorded based on their fair value at issuance, adjusted for the minority interests’ share of net income or loss and distributions paid. Redemptions are recorded in accordance with EITF Issue No. 95-7 “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts.” Differences between amounts paid to redeem minority interests and their carrying values are charged or credited to shareholders’ equity.
     The Company owned 96.8%, 96.2% and 93.5% of the outstanding Operating Partnership units at December 31, 2007, 2006 and 2005, respectively. During 2007, the Company issued 72,159 Operating Partnership units valued at $1.7 million to partially fund the acquisition of Annapolis Commerce Park East. There were also 25,000 Operating Partnership units redeemed for 25,000 common shares valued at $0.4 million and 180,580 Operating Partnership units were purchased for $5.2 million in cash resulting in 807,233 Operating Partnership units outstanding as of December 31, 2007. During 2006, 462,135 Operating Partnership units were redeemed for 462,135 common shares valued at $6.8 million and 1,000 Operating Partnership units were redeemed for $31 thousand in cash resulting in 940,654 Operating Partnership units outstanding as of December 31, 2006. During 2005, 300,429 Operating Partnership units valued at $7.7 million were issued with the acquisitions of Owings Mills Business Center and Prosperity Business Center, while 285,913 Operating Partnership units were redeemed for 285,913 common shares valued at $3.8 million resulting in 1,403,789 Operating Partnership units outstanding at December 31, 2005.
(m) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares, Exchangeable Senior Notes and Operating Partnership units, if dilutive, is computed using the treasury stock method.
     The following table sets forth the computation of the Company’s basic and diluted earnings per share both before and after consideration of income from discontinued operations and income available to common shareholders (amounts in thousands, except per share amounts):

	2007	2006	2005
Numerator for basic and diluted earnings per share calculations:
Income from continuing operations	$533	$2,566	$1,139
Income from discontinued operations	—	7,465	211

Net income	$533	$10,031	$1,350

Denominator for basic and diluted earnings per share calculations:
Weighted average shares outstanding — basic	24,053	21,950	16,595
Effect of dilutive shares:
Employee stock options and non-vested shares	173	252	210

Weighted average shares outstanding — diluted	24,226	22,202	16,805

Net income per share – basic:
Continuing operations	$0.02	$0.12	$0.07
Discontinued operations	—	0.34	0.01

Net income	$0.02	$0.46	$0.08

Net income per share – diluted:
Continuing operations	$0.02	$0.11	$0.07
Discontinued operations	—	0.34	0.01

Net income	$0.02	$0.45	$0.08

     In accordance with FAS No. 128, Earnings Per Share, the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share for the years ended December 31, (amounts in thousands).

	2007	2006	2005
Stock option awards	501	405	446
Non-vested share awards	85	58	57

	586	463	503

     Approximately 3.5 million incremental shares from the assumed conversion of the $125 million Exchangeable Senior Notes, issued on December 11, 2006, were excluded from the Company’s earnings per share calculation as they were anti-dilutive.

(n) Share-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”), which require that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).
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
     The Company adopted SFAS No. 123R using the modified-prospective-transition method. Under this method, compensation cost for the year ended December 31, 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for each award.
     Under SFAS No. 123, compensation expense of $0.7 million would have been recorded during 2005 for our 2003 Equity Compensation Plan based upon the fair value of the awards.
     Pro forma net income and net income per share for the year ended December 31, 2005 had compensation for stock options been determined based on the grant date fair value would have been as follows (amounts in thousands, except per share amounts):

2005
Net income, as reported	$1,350
Add: total stock-based employee compensation expense included in reported net income, net of minority interests	401
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interests	(658)

Pro forma net income	$1,093

Net income per share, as reported – basic and diluted	$0.08
Pro forma net income per share – basic and diluted	$0.07
(o) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

(p) Application of New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The Company is structured to qualify as a REIT and, therefore, is not subject to federal income tax if it distributes 100% of its taxable REIT income to its shareholders. As the Company fully intends to meet the requirements to qualify as a REIT and to distribute 100% of its taxable REIT income, it does not record an income tax provision on its statement of operations or accrue any income tax liability. The Company adopted the provisions of FIN 48 on January 1, 2007 and the adoption of this statement did not have an impact on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
     In December 2007, the FASB issued Financial Accounting Standards No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R requires an entity to use the acquisition method (previously referred to as the purchase method) for all business combinations and for an acquirer to be identified for each business combination. Under the standard, equity instruments issued by the acquirer as consideration are measured at fair value on the acquisition date. Whether the acquirer acquires all or a partial interest in the acquiree, the full fair value of the assets acquired, liabilities assumed and noncontrolling interests is recognized. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which would be effective for the Company’s fiscal year beginning January 1, 2009. SFAS 141R will affect the manner in which the Company accounts for property acquisitions subsequent to the effective date. However, the Company does not believe the adoption of SFAS 141R will have a material impact on its financial statements.
     In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries held by parties other than the parent be treated as a separate component of equity, not as a liability or other item outside of equity. Also, the Company will report net income attributable to both controlling and noncontrolling interests. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which would be effective for the Company’s fiscal year beginning January 1, 2009. Had the Company implemented this standard, $11.5 million of the Company’s minority partners’ interest at December 31, 2007 would have been reclassified from the mezzanine section of the Company’s balance sheet into shareholders’ equity. Also, net income would have increased $20 thousand, $509 thousand and $109 thousand for 2007, 2006 and 2005, respectively. However, these amounts would have been deducted in the determination of net income available to common shareholders. The Company does not believe the implementation of this standard will have a material affect on its financial statements.
(3) Rental Property
     Rental property represents the property and developable land owned by the Company as of December 31, 2007 and 2006, respectively, all located in the Southern Mid-Atlantic region. Rental property is comprised of the following at December 31 (amounts in thousands):

	2007	2006
Land	$236,636	$215,004
Buildings and improvements	764,664	687,901
Construction in process	16,866	6,980
Tenant improvements	37,115	27,958
Furniture, fixtures and equipment	9,900	9,880

	1,065,181	947,723
Less: accumulated depreciation	(88,075)	(62,841)

	$977,106	$884,882

Development and Redevelopment Activity
     On April 1, 2007, the Company completed construction on a 112,000 square foot addition to an existing building at 15395 John Marshall Highway. The addition was fully pre-leased to the existing tenant and completed at a total cost of approximately $8.3 million. During the fourth quarter of 2007, the Company substantially completed a 45,000 square foot addition to an existing building at Crossways Commerce Center at a total cost of approximately $4.9 million; half of the addition was pre-leased to an existing tenant. Also, in the fourth quarter of 2007, the Company substantially completed a 96,000 square foot addition to an existing building at Cavalier Industrial Park at a total cost of approximately $5.4 million.
     The Company intends to continue to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At December 31, 2007, the Company had a total of approximately 0.3 million square feet under development or redevelopment, which consists of 0.1 million square feet in each of its three regions. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2008.
     At December 31, 2007, the Company owned developable land, which can accommodate approximately 1.6 million square feet of building, which includes 0.3 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.
(4) Acquisitions
     The Company acquired the following properties in 2007 and 2006 (dollars in thousands):

		Acquisition		Square	Occupied at	Acquisition
	Location	Date	Property Type	Feet[1]	12/31/07[1]	Cost

2007 Acquisitions:
Greenbrier Circle Corporate Center	Chesapeake, VA	1/9/2007	Business park	229,163	87%	$25,539
Greenbrier Technology Center I	Chesapeake, VA	1/9/2007	Business park	95,843	88%	10,669
Pine Glen	Richmond, VA	2/20/2007	Business park	86,720	100%	5,400
Ammendale Commerce Center	Beltsville, MD	3/28/2007	Business park	53,611	100%	10,411
River’s Bend Center II	Chester, VA	5/1/2007	Business park	302,400	92%	17,543
Annapolis Commerce Park East	Annapolis, MD	6/18/2007	Office	101,302	99%	19,049

Total 2007				869,039	92%	$88,611

2006 Acquisitions:
River’s Bend Center	Chester, VA	1/19/2006	Business park	492,633	84%	$31,346
Northridge I & II	Ashland, VA	1/19/2006	Business park	140,390	83%	8,893
Crossways I	Chesapeake, VA	2/10/2006	Business park	143,398	85%	15,623
Sterling Park Business Center	Sterling, VA	2/27/2006	Business park	127,859	100%	31,106
1408 Stephanie Way	Chesapeake, VA	5/11/2006	Business park	51,209	65%	5,191
Airpark Business Center	Richmond, VA	6/26/2006	Business park	42,122	92%	3,283
Chesterfield Business Center	Richmond, VA	6/26/2006	Business park	189,805	87%	14,692
Hanover Business Center	Ashland, VA	6/26/2006	Business park	183,190	90%	14,016
Gateway 270	Clarksburg, MD	7/27/2006	Business park	200,493	88%	39,864
Davis Drive	Sterling, VA	8/1/2006	Business park	53,045	100%	5,449
Indian Creek Court	Beltsville, MD	8/28/2006	Industrial	185,451	84%	24,536
Gateway II	Norfolk, VA	11/2/2006	Business park	42,758	85%	3,917
Owings Mills Commerce Center	Owings Mills, MD	11/15/2006	Business park	132,736	85%	16,919
Park Central	Richmond, VA	11/17/2006	Business park	204,280	84%	22,780

Total 2006				2,189,369	86%	$237,615

[1]	Excludes a 75,747 square foot vacant building located at Ammendale Commerce Center, which was taken out of service upon acquisition. The building is currently being redeveloped.
     As discussed in Note 2, we allocate the purchase price to land, building, tenant improvements and in-place leases based on their fair values in accordance with SFAS No. 141, Business Combinations.

     The aggregate purchase cost of properties acquired in 2007 and 2006 was allocated as follows (amounts in thousands):

	2007	2006
Land	$20,940	$63,176
Acquired tenant improvements	2,480	7,163
Building and improvements	60,774	156,146
In-place leases intangible	5,321	12,151
Acquired leasing commissions	1,078	2,009
Customer relations intangible	3	24
Above market leases acquired	815	1,332

Total assets acquired	91,411	242,001

Below market leases acquired	(2,800)	(4,386)
Debt assumed	(8,883)	(37,523)

Net assets acquired	$79,728	$200,092

     The weighted average amortization period of the intangible assets acquired in 2007 is 5.5 years, compared to 5.4 years in 2006. These intangible assets are comprised of the following categories with their respective weighted average amortization periods as follows: in-place leases 5.1 years, leasing commissions 7.1 years, customer relationships 1.1 years and above market leases 6.0 years.
Pro Forma Financial Information
     The pro forma financial information set forth below presents results as of December 31 as if all of the Company’s 2007 and 2006 acquisitions, dispositions, common share offerings and debt offerings had occurred on January 1, 2006. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts).

	2007	2006
Pro forma total revenues	$126,867	$126,223
Pro forma net income	$846	$368
Pro forma net income per share — basic	$0.04	$0.02
Pro forma net income per share — diluted	$0.03	$0.02
(5) Intangible Assets
     Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2007			2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
In-place leases	$42,550	$(22,145)	$20,405	$50,367	$(23,557)	$26,810
Customer relationships	456	(224)	232	528	(200)	328
Leasing commissions	2,984	(722)	2,262	1,997	(228)	1,769
Deferred market rent asset	2,946	(1,215)	1,731	3,007	(1,217)	1,790
Goodwill	2,100	—	2,100	2,100	—	2,100

	$51,036	$(24,306)	$26,730	$57,999	$(25,202)	$32,797

Deferred market rent liability	$14,506	$(5,389)	$9,117	$13,847	$(4,964)	$8,883

     The Company recognized $11.4 million, $11.3 million and $8.3 million of amortization expense on intangible assets for the years ended December 31, 2007, 2006 and 2005, respectively. The Company also recognized $1.7 million, $2.2 million and $1.4 million of rent revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the years ended December 31, 2007, 2006 and 2005, respectively. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of intangible assets, were $1.1 million, $0.1 million and $0.7 million during 2007, 2006 and 2005, respectively.

     Projected amortization of intangible assets, including deferred market rent assets and liabilities, as of December 31, 2007, for each of the five succeeding fiscal years is as follows (amounts in thousands):

2008	$5,646
2009	3,861
2010	2,450
2011	1,402
2012	754
Thereafter	1,400

$15,513

(6) Discontinued Operations
     Income from discontinued operations represents revenues and expenses associated with 6600 Business Parkway, formerly in the Company’s Maryland reporting segment, which was sold in May 2006. The proceeds from the disposal were escrowed and used to fund subsequent acquisitions as part of a tax-free like-kind exchange. The Company has had no continuing involvement with the property subsequent to its disposal. Interest expense that is specifically identifiable to the disposed property is included in the presentation of income from discontinued operations. Interest expense for 2005 was associated with the allocable portion of interest for mortgage debt that encumbered 6600 Business Parkway and other properties. This mortgage obligation, including a one-time charge, was repaid in 2005; therefore no interest expense was associated with this property in 2006. The Company did not dispose of any properties during 2007.
     The following table summarizes the components of income from discontinued operations for the years ended December 31 (amounts in thousands):

	2006	2005
Revenues	$443	$1,195
Property operating expenses	64	170
Depreciation and amortization	3	147
Interest expense	—	324
Loss from early retirement of debt	—	325

Income from operations of disposed property	376	229
Gain on sale of disposed property	7,475	—
Minority interests in discontinued operations	(386)	(18)

Income from discontinued operations	$7,465	$211

(7) Debt
     The Company’s borrowings consisted of the following as of December 31 (amounts in thousands):

	2007	2006
Mortgage debt, effective interest rates ranging from 5.13% to 8.53%, maturing at various dates through June 2021	$390,072	$391,393
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, maturing December 2011	122,797	122,234
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, with a variable interest rate of LIBOR + 1.10%, maturing August 2010	50,000	—
Unsecured revolving credit facility, with a variable interest rate of LIBOR + 1.20%, maturing April 2010	38,600	—

	$676,469	$588,627

(a) Mortgage Debt
     At December 31, 2007 and 2006, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective
	Interest	Interest	Maturity	December 31,	December 31,
Property	Rate	Rate	Date	2007	2006
Hanover Business Center Building B1	4.00%	8.00%	—	$—	$1,941
Herndon Corporate Center [2]	5.11%	5.66%	April 2008	8,538	8,654
Norfolk Commerce Park II	6.90%	5.28%	August 2008	7,192	7,453
Suburban Maryland Portfolio [3,4]	6.71%	5.54%	September 2008	73,546	75,841
Glenn Dale Business Center	7.83%	5.13%	May 2009	8,496	8,825
4200 Tech Court [3]	8.07%	8.07%	October 2009	1,752	1,776
Park Central I	8.00%	5.66%	November 2009	4,991	5,216
4212 Tech Court	8.53%	8.53%	June 2010	1,710	1,730
Park Central II	8.32%	5.66%	November 2010	6,196	6,474
Enterprise Center [3]	8.03%	5.20%	December 2010	18,772	19,410
Indian Creek Court [3]	7.80%	5.90%	January 2011	13,199	13,559
403 / 405 Glenn Drive	7.60%	5.50%	July 2011	8,790	9,037
4612 Navistar Drive [3]	7.48%	5.20%	July 2011	13,565	13,978
Campus at Metro Park [3]	7.11%	5.25%	February 2012	24,893	25,594
1434 Crossways Blvd Building II	7.05%	5.38%	August 2012	10,535	10,854
Crossways Commerce Center	6.70%	6.70%	October 2012	25,377	25,727
Newington Business Park Center	6.70%	6.70%	October 2012	16,008	16,229
Prosperity Business Center	6.25%	5.75%	January 2013	3,862	3,966
Aquia Commerce Center I	7.28%	7.28%	February 2013	725	831
1434 Crossways Blvd Building I	6.25%	5.38%	March 2013	8,992	9,225
Linden Business Center	6.01%	5.58%	October 2013	7,515	7,645
Owings Mills Business Center	5.85%	5.75%	March 2014	5,742	5,829
Annapolis Commerce Park East	5.74%	6.25%	June 2014	8,834	—
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	5.19%	August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%	August 2015	961	1,055
Building C	7.88%	6.63%	December 2017	1,359	1,452
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%	August 2015	2,501	2,740
Buildings A,B,E and F	7.45%	6.63%	June 2021	2,829	2,954
Gateway Centre Building I	7.35%	5.88%	November 2016	1,649	1,786
Airpark Business Center	7.45%	6.63%	June 2021	1,543	1,612

Total Mortgage Debt		5.60%[5]		$390,072	$391,393

[1]	The loan was prepaid in June 2007.

[2]	The loan was prepaid in February 2008.

[3]	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase.

[4]	The Suburban Maryland Portfolio consists of the following properties: Deer Park Center, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park and Woodlands Business Center.

[5]	Weighted average interest rate on total mortgage debt.
     In February 2008, the Company prepaid the outstanding mortgage encumbering Herndon Corporate Center, including accrued interest, for $8.6 million. The payment was funded with borrowings of $8.0 million on the Company’s unsecured revolving credit facility and available cash. The mortgage was due to mature on April 1, 2008 and had a fixed interest rate of 5.11%. Deferred financing fees associated with the loan were inconsequential and no prepayment penalties were incurred.
     In June 2007, the Company prepaid the outstanding mortgage encumbering Hanover Business Center - Building B for $1.9 million of available cash. The mortgage was due to mature on June 15, 2016 and had a fixed interest rate of 4.0% at the time of prepayment, which was scheduled to convert to a variable interest rate on the date of prepayment. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred on the transaction.

     In October 2006, the Company repaid the $8.3 million remaining principal balance on the mortgage that encumbered Interstate Plaza. The repayment was funded with borrowings on the Company’s unsecured revolving credit facility, and no prepayment penalties were incurred.
     The Company’s mortgage debt is recourse solely to specific assets. The Company had 45 and 44 properties that secured mortgage debt at December 31, 2007 and 2006, respectively.
(b) Exchangeable Senior Notes
     On December 11, 2006, the Company issued $125.0 million of 4.00% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance resulting in an effective interest rate of 4.45%. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2007. Holders may, under certain conditions, exchange their notes for cash or a combination of cash and the Company’s common shares, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares at an initial rate of 27.6855 shares for each $1,000 of principal amount of the notes for a total of approximately 3.5 million shares, which is equivalent to an initial exchange price of $36.12 per Company common share representing an exchange premium of approximately 20% over the market price of the Company’s common shares at the time of the transaction. The exchange rate is adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and guaranteed by the Company. As of December 31, 2007, the Company was in compliance with all of the covenants of its Exchangeable Senior Notes.
     The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to then purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. The Company applied the majority of the remaining proceeds toward the January 2007 purchase of three buildings at Greenbrier Business Center.
      In March 2008, the Board of Trustees authorized the Company to use up to $30 million to repurchase its Exchangeable Senior Notes. In early March 2008, the Company agreed to terms to repurchase $13.75 million of the Exchangeable Senior Notes from a third party, with settlement anticipated to occur in mid-March 2008.
(c) Senior Notes
     On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. The proceeds from the issuance of the Senior Notes were used to repay outstanding indebtedness and to acquire 14 buildings in Richmond, Virginia. As of December 31, 2007, the weighted average interest rate on the Senior Notes was 6.48%. As of December 31, 2007, the Company was in compliance with all the covenants of its Senior Notes.

(d) Secured Term Loan
     On August 7, 2007, the Company entered into a $50.0 million Secured Term Loan with Key Bank, N.A. The loan, which matures on August 7, 2010, has a one-year extension option and can be expanded to $100.0 million. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The Company received proceeds of $49.6 million from the transaction, which were used to pay down a portion of the Company’s unsecured revolving credit facility and the related interest.
     In January 2008, the Company entered into a $50 million interest rate swap to hedge the interest rate exposure on its one month LIBOR based borrowings. The interest rate swap is an effective hedge that fixes the Company’s underlying interest rate on a $50 million notional balance at 2.71% plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage level), for a total rate ranging from 3.41% to 3.96%. The interest rate swap expires in August 2010, concurrent with the maturity of the Company’s Secured Term Loan.
     The Company’s Secured Term Loan contains several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of loan to become immediately payable. The various Secured Term Loan covenants include maintaining a borrowing base debt service coverage ratio (as defined in the Secured Term Loan agreement) above 1.4 to 1.0 and a borrowing base pool leverage (as defined in the Secured Term Loan agreement) below a specified threshold. As of December 31, 2007, the Company was in compliance with all the covenants of its Secured Term Loan.
(e) Unsecured Revolving Credit Facility
     On April 26, 2006, the Company entered into an amendment and restatement to its unsecured revolving credit facility, which increased the permitted borrowings under the facility from $100.0 million to $125.0 million. The facility, which matures in May 2009, has a feature that allows the Company to increase the size of the facility to up to $225 million. Borrowings on the facility bear interest at 120 to 160 basis points over LIBOR depending on the Company’s overall leverage levels. The interest payable under the facility depends upon the ratio of the Company’s total indebtedness to total asset value, and this ratio cannot exceed 65%. The Company is required to pay an annual commitment fee of 0.15% based on the amount of unused capacity under the credit facility.
     On April 4, 2007, the Company entered into an amendment to its unsecured revolving credit facility, which extended the facility’s maturity date by one year to April 26, 2010, with the ability to further extend the maturity date to April 26, 2011. Also, the first amendment lowered the Company’s permitted maximum total indebtedness from 65% to 60% of its total asset value, as defined in its credit facility agreement, and lowered the interest rate spread from 120 to 160 basis points over LIBOR to 80 to 135 basis points over LIBOR.
     The weighted average borrowings outstanding on the credit facility during 2007 were $28.4 million with a weighted average interest rate of 6.49%, compared to $50.0 million and 6.47%, respectively, during 2006. The Company’s maximum daily borrowings outstanding were $64.0 million and $87.5 million during 2007 and 2006, respectively. Outstanding borrowings under the credit facility were $38.6 million with a weighted average interest rate of 5.8% at December 31, 2007. There were no borrowings outstanding under the credit facility at December 31, 2006. As of December 31, 2007, the Company was in compliance with all the covenants of its unsecured revolving credit facility.
Aggregate Debt Maturities
     The Company’s aggregate debt maturities as of December 31, 2007 are as follows (amounts in thousands):

2008	$95,469
2009	20,308
2010	130,577
2011	150,521
2012	76,301
Thereafter	205,496

678,672

Discount on Exchangeable Senior Notes	(2,203)

$676,469

(8) Commitments and Contingencies
(a) Operating Leases
     The Company’s rental properties are subject to non-cancelable operating leases generating future minimum contractual rental payments, which as of December 31, 2007 are as follows (amounts in thousands):

		% of square
	Future	feet under
	minimum rents	leases expiring
2008	$89,942	12%
2009	77,275	18%
2010	60,426	15%
2011	45,139	24%
2012	31,169	9%
Thereafter	65,832	22%

	$369,783	100%

     At December 31, 2007, the Company’s portfolio was 86.3% occupied by 610 tenants.
     The Company rents office space for its corporate office under a non-cancelable operating lease, which it entered upon relocating its corporate offices in 2005. The Company subleases its former corporate office space to three tenants, including one related party (see Note 9). The Company remains the primary obligor under the terms of the original lease on its former corporate office space through the end of the lease term in 2010.
     Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Future minimum rental payments under the corporate office leases and contractual rent from the three subleases of the former corporate office space are summarized as follows (amounts in thousands):

		Contractual	Future
	Corporate	sublease	minimum rent
	offices	revenue	expense, net
2008	$779	$(260)	$519
2009	825	(268)	557
2010	871	(276)	595
2011	619	—	619
2012	534	—	534

	$3,628	$(804)	$2,824

(b) Legal Proceedings
     The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management and the Company’s legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations or financial position of the Company.
(9) Related Party Transaction
     In September 2005, the Company subleased a portion of its former corporate office space to Donatelli Development, Inc. (formerly Donatelli & Klein), a privately held real estate investment firm that develops multifamily properties, which is owned by a member of the Company’s Board of Trustees. The rental rate under the sublease was representative of market rates on the date the sublease was executed. Rents due under the terms of the sublease are approximately $200 thousand per year over the remaining three years of the original lease. The Company remains obligated as primary lessee under the terms of the original lease.

(10) Fair Value of Financial Instruments
     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The carrying amounts of the line of credit and the Secured Term Loan approximate their fair value due to the variable nature of their respective interest rates. We calculate fair value of our other financial statements by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of these other financial instruments at December 31, 2007 and 2006 are as follows (amounts in thousands):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fixed-rate mortgage debt	$390,072	$375,956	$391,393	$388,107
Exchangeable senior notes[1]	122,797	105,863	122,234	122,234
Series A senior notes	37,500	38,659	37,500	37,453
Series B senior notes	37,500	38,389	37,500	37,447

Total	$587,869	$558,867	$588,627	$585,241

[1]	The notes were issued on December 11, 2006 at a $2.8 million discount.
(11) Shareholders’ Equity
     On July 21, 2006, the Company completed an offering of 3.5 million common shares of beneficial interest at $27.46 per share, generating net proceeds of approximately $90 million. The Company used $55.5 million of the net proceeds to pay down the balance and accrued interest on its unsecured revolving credit facility and the remaining proceeds were applied toward the purchase of Gateway 270.
     The Company declared dividends per share on its common stock of $1.36, $1.24 and $1.125 during 2007, 2006 and 2005, respectively.
(12) Benefit Plans
(a) Share-based compensation
     The Company has issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (“the Plan”). The Plan provides for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Options granted under the plan are non-qualified, and all employees and non-employee trustees are eligible to receive grants. The Plan originally authorized the issuance of 910,800 common share equity awards. An additional 650,000 common shares of equity awards were authorized in 2005. Of the common share equity awards authorized under the Plan, 547,399 awards remained available for issuance under the Plan as of December 31, 2007.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under this method, compensation cost for the years ended 2007 and 2006 include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes equity compensation costs on a straight-line basis over the requisite service period for each award.
Stock Options Summary
     At December 31, 2007, 827,500 options were awarded of which 632,783 remained outstanding. Options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years.

     The following table summarizes the option activity in the Plan for the three years ended December 31:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Balance, December 31, 2004	575,000	$15.49	8.8 years	$4,204,400
Granted	99,000	22.48
Exercised	(74,218)	15.00
Forfeited	(11,187)	16.73

Balance, December 31, 2005	588,595	16.70	8.0 years	$5,826,044
Granted	66,650	26.60
Exercised	(53,780)	15.74
Forfeited	(13,182)	24.67

Balance, December 31, 2006	588,283	17.73	7.2 years	$6,693,254
Granted	86,850	29.12
Exercised	(19,800)	15.44
Forfeited	(22,550)	26.77

Balance, December 31, 2007	632,783	$19.04	6.5 years	$815,455

Exercisable at December 31:
2007	493,943	$16.89	6.1 years	$815,455
2006	363,258	$16.20	6.9 years	$4,690,621
2005	225,471	$15.41	7.8 years	$2,523,147
Options expected to vest, December 31, 2007	128,786	$26.59	8.2 years	$—
     The following table summarizes information about stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of Exercise		Remaining	Average		Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$15.00	356,094	5.7 years	$15.00	356,094	$15.00
18.70 - 19.78	65,000	6.4 years	19.03	55,626	19.02
22.42 - 22.54	84,188	7.0 years	22.49	58,412	22.49
26.60	52,201	8.0 years	26.60	23,811	26.60
29.11 - 29.24	75,300	9.0 years	29.12	—	—

	632,783			493,943

     As of December 31, 2007, the Company had $0.3 million of unrecognized compensation cost related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.4 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

     The assumptions used in the fair value determination of stock options granted for the years ended December 31 are summarized as follows:

	2007	2006	2005
Risk-free interest rate	4.48% - 4.70%	4.31%	3.64% - 3.72%
Expected volatility	21.0%	21.0%	15.4%
Expected dividend yield	4.71%	5%	5%
Weighted average expected life of options	5 years	5 years	5 years
     The weighted average grant date fair value of the options issued in 2007, 2006 and 2005 was $4.25, $3.56 and $1.93, respectively.
Option Exercises
     The total intrinsic value of options exercised was $0.2 million during 2007 and $0.8 million during both 2006 and 2005.
     The Company received approximately $0.3 million, $0.8 million and $1.1 million from the exercise of stock options during 2007, 2006 and 2005, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The Company recognized compensation expense associated with these awards of $0.3 million in both 2007 and 2006, and $0.1 million during 2005.
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
Non-vested share awards
     The Company granted 60,171 restricted common shares to executive officers in 2005 that vest at the end of the seven-year award period, or earlier upon achieving certain defined market conditions over the term of the award. In both February and August 2006, 25% of the than outstanding 56,124 shares awarded to executive officers vested upon achievement of one of the specified market conditions. In April 2006, the Company awarded a total of 68,049 restricted common shares in two separate awards to executive officers. The first award of 30,931 shares will vest at the end of the approximately four-year award period. The second award of 37,118 shares will vest only upon the achievement of specified market conditions. In April 2007, the Company granted 68,480 restricted common shares in two separate awards to its executive officers. The first award of 34,240 shares will vest 25% per year over a four-year award term. The second award of 34,240 shares awarded will vest upon achievement of specified market conditions. The Company recognized $0.8 million, $1.1 million and $0.2 million of compensation expense associated with these share based awards in 2007, 2006 and 2005, respectively. Dividends on all restricted share awards are recorded as a reduction of shareholders’ equity. Dividends on non-vested shares are not subtracted from net income when calculating earnings per share.
     Independent members of our Board of Trustees received annual grants of common shares as a component of compensation for serving on the Company’s Board of Trustees. In May 2006, the Company issued a total of 12,000 restricted common shares to all independent trustees, all of which vest ratably in quarterly increments over the twelve-month period from the award date. In May 2007, the Company issued a total of 10,500 common shares to all independent trustees, all of which will vest at the completion of a twelve-month period from the award date. The Company recognized $0.3 million, $0.2 million and $0.1 million of compensation expense associated with trustee share based awards for the years ended December 31, 2007, 2006 and 2005, respectively.

     A summary of the Company’s non-vested share awards as of December 31, 2007 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2004	—	$—
Granted	62,671	26.25
Vested	(2,500)	22.54
Forfeited	(4,047)	26.40

Non-vested at December 31, 2005	56,124	26.40
Granted	88,216	22.97
Vested	(42,229)	26.72

Non-vested at December 31, 2006	102,111	23.31
Granted	78,980	23.46
Vested	(6,000)	26.84

Non-vested at December 31, 2007	175,091	$23.26

     As of December 31, 2007, the Company had $2.6 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.8 years. The Company derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The Company used the following assumptions in determining the derived service period and the fair value of its awards that vest solely on market conditions:

	2007	2006
Risk-free interest rate	4.74%	5.28%
Volatility	23%	21%
Market average return (fifty-seven years of S&P 500)	9.05%	8.94%
Total expected return	6.3%	6.6%
     The weighted average grant date fair value of the non-vested share awards granted in 2007, 2006 and 2005 was $23.46, $22.97 and $26.25, respectively. The total value of shares vested was $0.2 million, $1.1 million and $0.1 million at December 31, 2007, 2006 and 2005, respectively. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.
(b) 401(k) Plan
     The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. The Company matches employee contributions after one year of service up to a specified percentage of a participant’s annual compensation. The Company matched employee contributions up to 6% for 2007 and 2006 and 7.5% for 2005. Employee and employer contributions vest immediately. The Company pays for administrative expenses and matching contributions with cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions for the years ended December 31, 2007, 2006 and 2005 were $0.3 million, $0.2 million and $0.2 million, respectively. The employer match payable to the 401(k) plan was fully funded as of December 31, 2007.
(13) Segment Information
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

     The results of operations for the Company’s three reportable segments for the three years ended December 31 are as follows (dollars in thousands):

	2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	26	19	26	71
Square feet (unaudited)	3,364,471	2,971,020	5,082,731	11,418,222

Total revenues	$40,637	$41,156	$42,777	$124,570
Property operating expense	(7,801)	(8,475)	(10,059)	(26,335)
Real estate taxes and insurance	(3,659)	(3,696)	(3,851)	(11,206)

Total property operating income	$29,177	$28,985	$28,867	87,029

Depreciation and amortization expense				(41,121)
Interest expense				(35,587)
General and administrative				(10,453)
Other				665

Net income				$533

Total assets(1)	$366,581	$328,846	$307,473	$1,052,299

Capital expenditures(2)	$5,800	$4,760	$10,520	$21,098

	2006
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	24	19	22	65
Square feet (unaudited)	3,133,582	2,868,084	4,386,498	10,388,164

Total revenues	$33,624	$39,354	$31,703	$104,681
Property operating expense	(5,995)	(7,729)	(6,614)	(20,338)
Real estate taxes and insurance	(2,932)	(3,099)	(2,995)	(9,026)

Total property operating income	$24,697	$28,526	$22,094	75,317

Depreciation and amortization expense				(34,536)
Interest expense				(28,500)
General and administrative				(9,832)
Other				117
Income from discontinued operations				7,465

Net income				$10,031

Total assets(1)	$332,764	$318,411	$237,320	$994,567

Capital expenditures(2)	$3,970	$5,391	$2,624	$12,031

	2005
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of properties	22	17	13	52
Square feet (unaudited)	2,732,685	2,688,407	2,897,473	8,318,565

Total revenues	$29,682	$31,917	$15,179	$76,778
Property operating expense	(4,841)	(6,230)	(2,746)	(13,817)
Real estate taxes and insurance	(2,487)	(2,440)	(1,513)	(6,440)

Total property operating income	$22,354	$23,247	$10,920	56,521

Depreciation and amortization expense				(24,751)
Interest expense				(20,191)
General and administrative				(7,940)
Other				(2,500)
Income from discontinued operations				211

Net income				$1,350

Total assets(1)	$246,425	$286,327	$165,402	$727,763

Capital expenditures(2)	$1,336	$2,129	$486	$4,044

(1) Corporate assets not allocated to any of our reportable segments totaled $49,399, $106,072 and $29,609 at December 31, 2007, 2006 and 2005, respectively.
(2) Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $18, $46 and $93, respectively.
(14) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the years ended December 31 are as follows (amounts in thousands):

	2007	2006	2005
Cash paid for interest, net	$36,645	$29,436	$19,958
Non-cash investing and financing activities:
Issuance of common shares to trustees	—	137	56
Debt assumed in connection with acquisitions of real estate	8,883	37,523	79,690
Conversion of Operating Partnership units into common shares	362	6,756	3,821
Issuance of Operating Partnership units in exchange for limited partnership interests	1,701	—	7,715
     Cash paid for interest on indebtedness is net of capitalized interest of $1.3 million and $0.3 million in 2007 and 2006, respectively. The Company did not capitalize any interest in 2005.
     During 2007, 2006 and 2005, 25,000, 462,135 and 285,913 Operating Partnership units, respectively, were redeemed for an equivalent number of the Company’s common shares.
     During 2007, the Company acquired six properties at an aggregate purchase cost of $88.6 million, including the assumption of $9.1 million of mortgage debt, fair valued at $8.9 million, and the issuance of 72,159 Operating Partnership units. During 2006, the Company acquired 14 properties at an aggregate purchase cost of $237.6 million, including the assumption of mortgages with acquisition date fair values of $37.5 million. During 2005, the Company acquired 13 properties at an aggregate purchase cost of $225.1 million, including the assumption of mortgages with acquisition date fair values of $79.7 million.

(15) Quarterly Financial Information (unaudited)

	2007
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$30,170	$30,809	$31,269	$32,322
Operating expenses	22,300	22,130	22,023	22,661
Income (loss) from continuing operations	(220)	16	225	513
Income from discontinued operations	—	—	—	—

Net income (loss)	$(220)	$16	$225	$513

Net income (loss) per share — basic:
Income (loss) from continuing operations	$(0.01)	$—	$0.01	$0.02
Income from discontinued operations	—	—	—	—

Net income (loss)	$(0.01)	$—	$0.01	$0.02

Net income (loss) per share — diluted:
Income (loss) from continuing operations	$(0.01)	$—	$0.01	$0.02
Income from discontinued operations	—	—	—	—

Net income (loss)	$(0.01)	$—	$0.01	$0.02

	2006
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$24,340	$25,185	$27,260	$27,896
Operating expenses	17,238	17,010	19,533	19,951
Income from continuing operations	864	280	718	704
Income from discontinued operations	244	7,221	—	—

Net income	$1,108	$7,501	$718	$704

Net income per share — basic:
Income from continuing operations	$0.04	$0.01	$0.03	$0.03
Income from discontinued operations	0.01	0.36	—	—

Net income	$0.05	$0.37	$0.03	$0.03

Net income per share — diluted:
Income from continuing operations	$0.04	$0.01	$0.03	$0.03
Income from discontinued operations	0.01	0.35	—	—

Net income	$0.05	$0.36	$0.03	$0.03

     In July 2006, the Company sold 3.5 million common shares. The sum of the basic and diluted earnings per share for the four quarters in all years presented differs from the annual earnings per share due to the required method of computing the weighted average number of shares in the respective periods.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Amounts in thousands)

				Encumbrances at
Property	Location	Date Acquired	Property Type[1,2]	December 31, 2007

Maryland
Rumsey Center	Columbia	Oct-02	BP	$9,114
Snowden Center	Columbia	Oct-02	BP	12,373
6900 English Muffin Way	Frederick	Jul-04	I	6,738
Deer Park	Randallstown	Jul-04	BP	7,455
Gateway Center	Gaithersburg	Jul-04	BP	3,836
Gateway West	Westminster	Jul-04	BP	5,791
4451 Georgia Pacific Boulevard	Frederick	Jul-04	I	6,514
20270 Goldenrod Lane	Germantown	Jul-04	BP	2,026
Girard Business Center	Gaithersburg	Jul-04	BP	7,383
Girard Place	Gaithersburg	Jul-04	BP	9,409
7561 Lindbergh Drive	Gaithersburg	Jul-04	I	1,882
Patrick Center	Frederick	Jul-04	Office	7,673
Old Courthouse Square	Martinsburg, WV	Jul-04	Retail	7,238
15 Worman’s Mill Court	Frederick	Jul-04	BP	2,534
West Park	Frederick	Jul-04	Office	2,606
Woodlands Business Center	Largo	Jul-04	Office	2,461
Airpark Place	Gaithersburg	Aug-04	BP	—
4612 Navistar Drive	Frederick	Dec-04	I	13,565
Campus at Metro Park	Rockville	Dec-04	BP	24,893
Glenn Dale Business Center	Glenn Dale	May-05	I	8,496
Owings Mills Business Center	Owings Mills	Nov-05	BP	5,742
Gateway 270	Clarksburg	Jul-06	BP	—
Indian Creek Court	Beltsville	Aug-06	I	13,199
Owings Mills Commerce Center	Owings Mills	Nov-06	BP	—
Ammendale Commerce Center	Beltsville	Mar-07	BP	—
Annapolis Commerce Park East	Annapolis	Jun-07	Office	8,834

Total:				169,762

Northern Virginia
13129 Airpark Road	Culpeper	Dec-97	I	—
Plaza 500	Alexandria	Dec-97	I	33,801
Van Buren Business Park	Herndon	Dec-97	BP	7,580
Tech Court	Chantilly	Oct-98	BP	3,462
Newington Business Park	Lorton	Dec-99	I	16,008
Interstate Plaza	Alexandria	Dec-03	I	—
Alexandria Corporate Park	Alexandria	Dec-03	I	27,495
Herndon Corporate Center	Herndon	Apr-04	BP	8,538
Aquia Commerce Center I & II	Stafford	Jun-04	BP	725
15395 John Marshall Highway	Haymarket	Oct-04	I	—
Windsor at Battlefield	Manassas	Dec-04	BP	—
Reston Business Campus	Reston	Mar-05	BP	—
Enterprise Center	Chantilly	Apr-05	BP	18,772
Gateway Centre	Manassas	Jul-05	BP	1,649
403/405 Glenn Drive	Sterling	Oct-05	BP	8,790
Linden Business Center	Manassas	Oct-05	BP	7,515
Prosperity Business Center	Merrifield	Nov-05	BP	3,862
Sterling Park Business Center	Sterling	Feb-06	BP	—
Davis Drive	Sterling	Aug-06	BP	—

Total:				138,197

Southern Virginia
Crossways Commerce Center[3]	Chesapeake	Dec-99	BP	25,377
Greenbrier Technology Center II	Chesapeake	Oct-02	BP	4,972
Norfolk Business Center	Norfolk	Oct-02	BP	4,665
Virginia Center	Glen Allen	Oct-03	BP	—
Crossways II	Chesapeake	Oct-04	BP	—
Norfolk Commerce Park II	Norfolk	Oct-04	BP	7,192
Cavalier Industrial Park	Chesapeake	Apr-05	I	—
1434 Crossways Boulevard	Chesapeake	Aug-05	BP	19,527
Enterprise Parkway	Hampton	Sep-05	BP	—
Diamond Hill Distribution Center	Chesapeake	Oct-05	I	—
1000 Lucas Way	Hampton	Dec-05	BP	—
River’s Bend Center	Chester	Jan-06	BP	—
Northridge I&II	Ashland	Jan-06	I	—
Crossways I	Chesapeake	Feb-06	BP	—
1408 Stephanie Way	Chesapeake	May-06	BP	—
Airpark Business Center	Richmond	Jun-06	BP	1,543
Chesterfield Business Center	Richmond	Jun-06	BP	5,330
Hanover Business Center	Ashland	Jun-06	BP	2,320
Gateway II	Norfolk	Nov-06	BP	—
Park Central	Richmond	Nov-06	BP	11,187
Greenbrier Circle Corporate Center	Chesapeake	Jan-07	BP	—
Greenbrier Technology Center I	Chesapeake	Jan-07	BP	—
Pine Glen	Richmond	Feb-07	BP	—
River’s Bend Center II	Chester	May-07	BP	—

Total:				82,113

Land held for future development	Richmond	Aug-07		—

Total				$390,072

[1]	I =Industrial

[2]	BP = Business Park

[3]	Represents Crossways Commerce Center I, Crossways Commerce Center III and Coast Guard Building.

Initial Costs		Gross Amount at End of Year

	Building &	Since		Building &		Accumulated
Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation

$2,675	$10,196	$1,780	$2,675	$11,976	$14,651	$2,790
3,404	12,824	1,725	3,404	14,549	17,953	3,308
3,136	8,642	(7)	3,136	8,635	11,771	814
3,677	7,697	479	3,677	8,179	11,856	779
1,715	3,943	38	1,715	3,983	5,698	402
890	6,925	847	890	7,773	8,663	810
3,445	8,923	1	3,445	8,924	12,369	859
1,415	2,060	115	1,415	2,176	3,591	263
4,671	7,151	1,230	4,671	8,385	13,056	739
5,134	9,507	38	5,134	9,581	14,715	948
2,966	306	-	2,966	306	3,272	45
1,777	8,721	521	1,777	9,243	11,020	831
3,485	12,862	(49)	3,485	12,813	16,298	1,377
545	3,329	42	545	3,372	3,917	335
520	5,177	301	520	5,478	5,998	534
1,322	2,920	205	1,322	3,126	4,448	289
2,697	7,141	277	2,697	7,418	10,115	665
3,808	18,658	6	3,808	18,664	22,472	1,461
9,220	32,056	145	9,220	32,201	41,421	3,062
3,369	14,504	992	3,369	15,496	18,865	1,111
1,382	7,416	1,039	1,382	8,455	9,837	527
18,302	20,562	1,127	18,302	21,689	39,991	983
5,673	17,168	176	5,673	17,344	23,017	677
3,304	12,295	8	3,304	12,322	15,626	572
2,398	7,659	486	2,398	8,145	10,543	93
6,101	12,602	92	6,101	12,695	18,796	200

97,031	261,244	11,684	97,031	272,928	369,959	24,474

442	3,103	1,251	442	4,355	4,797	1,196
6,265	35,433	2,283	6,265	37,716	43,981	9,940
3,592	7,652	2,057	3,592	9,709	13,301	2,871
1,056	4,844	661	1,056	5,505	6,561	1,384
3,135	10,354	4,712	3,135	15,066	18,201	3,956
2,185	8,972	248	2,185	9,220	11,405	1,191
10,036	27,243	849	10,036	28,102	38,138	3,156
4,082	14,651	560	4,082	15,216	19,298	1,599
1,795	8,689	163	1,795	8,852	10,647	850
2,736	7,301	8,266	2,736	15,567	18,303	985
3,228	11,696	1,885	3,228	13,581	16,809	1,708
1,996	8,778	424	1,996	9,202	11,198	778
3,727	27,274	968	3,727	28,243	31,970	2,083
3,015	6,734	302	3,015	7,036	10,051	761
3,940	12,547	593	3,940	13,140	17,080	871
4,829	10,978	204	4,829	11,182	16,011	818
5,881	3,495	116	5,881	3,611	9,492	220
19,897	10,750	4,174	19,897	14,925	34,822	721
1,614	3,611	97	1,614	3,708	5,322	173

83,451	224,105	29,831	83,451	253,936	337,387	35,261

5,160	23,660	7,209	5,160	30,869	36,029	7,823
1,365	5,119	819	1,483	5,820	7,303	1,930
1,323	4,967	422	1,554	5,158	6,712	1,884
1,922	7,026	1,499	1,922	8,525	10,447	1,902
1,036	6,254	245	1,036	6,499	7,535	539
1,221	8,693	350	1,221	9,043	10,264	901
1,387	11,362	5,197	1,387	16,559	17,946	824
4,447	24,739	236	4,815	24,607	29,422	2,225
4,132	10,674	1,424	4,132	12,098	16,230	677
3,290	24,949	988	3,290	25,937	29,227	1,454
2,592	8,563	299	2,592	8,862	11,454	889
3,153	26,294	1,325	3,482	27,290	30,772	1,989
1,172	7,417	514	1,172	7,931	9,103	604
2,657	11,597	852	2,657	12,449	15,106	838
1,292	3,899	43	1,292	3,942	5,234	165
250	2,814	490	250	3,304	3,554	158
900	13,335	644	900	13,979	14,879	602
1,794	11,561	399	1,795	11,959	13,754	546
1,320	2,293	138	1,320	2,471	3,791	83
1,789	19,712	1,171	1,789	20,883	22,672	908
4,164	18,984	67	4,164	19,051	23,215	743
2,024	7,960	379	2,024	8,339	10,363	316
618	4,517	6	618	4,523	5,141	119
5,634	11,533	40	5,634	11,573	17,207	221

54,642	277,922	24,796	55,689	301,671	357,360	28,340

442	-	33	465	10	475	—

$235,566	$763,271	$66,344	$236,636	$828,545	$1,065,181	$88,075

     Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years. The tax basis of the assets above is $1,081 million at December 31, 2007.
(a) Reconciliation of Real Estate
     The following table reconciles the real estate investments for the years ended December 31 (amounts in thousands):

	2007	2006	2005
Beginning balance	$947,723	$710,956	$491,031
Acquisitions of rental property	84,636	226,485	215,593
Capital expenditures	34,899	18,282	5,081
Cost of real estate sold	—	(7,708)	—
Dispositions	(2,077)	(292)	(749)

Ending balance	$1,065,181	$947,723	$710,956

(b) Reconciliation of Accumulated Depreciation
     The following table reconciles the accumulated depreciation on the real estate investments for the years ended December 31 (amounts in thousands):

	2007	2006	2005
Beginning balance	$62,841	$42,226	$27,094
Depreciation of acquisitions of rental property	1,692	3,164	2,217
Depreciation of all other rental property and capital expenditures	25,287	18,640	13,061
Dispositions — real estate sold	—	(1,104)	—
Dispositions — write-off	(1,745)	(85)	(146)

Ending balance	$88,075	$62,841	$42,226

Exhibit Index

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.3(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.4(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.5(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.6(6)	Subsidiary Guaranty, dated as of June 22, 2006.

4.7(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.

4.8(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.

10.1(1)	Deed of Trust Note between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.2(1)	Deed of Trust, Assignment of Leases and Rents and Security Agreement between FPR Holdings Limited Partnership, as borrower, and Credit Suisse First Boston Mortgage Capital LLC, as lender, dated December 23, 1997.

10.3(1)	Fixed Rate Note between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.4(1)	Deed of Trust and Security Agreement between Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated September 17, 1999.

10.5(1)	Fixed Rate Note between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.6(1)	Deed of Trust and Security Agreement between 4212 Techcourt, LLC, as borrower, and Morgan Guaranty Trust Company of New York, as lender, dated May 23, 2000.

10.7(1)	Fixed Rate Note between Newington Terminal Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.8(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Newington Terminal Associates, LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.9(1)	Fixed Rate Note between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.10(1)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Crossways Associates LLC, as borrower, and Salomon Brothers Realty Corp., as assignee of Suburban Capital Markets, Inc., as lender, dated September 6, 2002.

10.11(1)	Promissory Note between Norfolk First LLC and GTC II First LLC, as borrowers, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.12(1)	Deed of Trust and Security Agreement by and between GTC II First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.13(1)	Deed of Trust and Security Agreement by and between Norfolk First LLC, as borrower, and JP Morgan Chase Bank, as lender, dated October 17, 2002.

10.14(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and the Registrant.

10.15(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and the Registrant.

10.16(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and the Registrant.

10.17(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and the Registrant.

10.18(1)	Employment Agreement, dated October 8, 2003, by and between Louis T. Donatelli and the Registrant.

10.19(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.20(10)	Summary of 2006 Non-Employee Trustee Compensation.

10.21(1)	2003 Equity Compensation Plan.

10.22(11)	Amendment No. 1 to Equity Compensation Plan.

10.23(12)	Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, as Managing Administrative Agent, and Wells Fargo Bank.

Exhibit	Description of Document

10.24(13)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

10.25(14)	First Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated June 28, 2005.

10.26(15)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.27(16)	Second Amendment to Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association and Wells Fargo Bank, dated October 12, 2005.

10.28(17)	Joinder Agreement, by and between, Gateway Hampton Roads, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.

10.29(18)	Joinder Agreement, by and between FP Campostella Road, LLC, FP Diamond Hill, LLC, First Potomac Realty Investment Limited Partnership and KeyBank National Association, dated October 12, 2005.

10.30(19)	Agreement between First Potomac Realty Investment Limited Partnership and Louis T. Donatelli dated as of February 28, 2006.

10.31(20)	Agreement and Plan of Merger by and between First Potomac Management Inc. and the Registrant, dated as of February 28, 2006.

10.32(21)	Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and Key Bank N.A., Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and Key Bank N.A. as Administrative Agent, dated as of April 28, 2006.

10.33(22)	2007 Base Salary Compensation.

10.34(23)	Form of Restricted Common Shares Award Agreement for Officers.

10.35(24)	Form of Restricted Common Shares Award Agreement for Trustees.

10.36(25)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.

10.37(26)	Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.38(27)	Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.39(28)	Amendment No. 1, dated April 4, 2007, to Amended and Restated Revolving Credit Agreement, dated as of April 26, 2006.

10.40(29)	Amendment No. 2 to the Company’s 2003 Equity Compensation Plan.

10.41(30)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and Key Bank National Association.

10.42(31)	Amendment No. 1 to Secured Term Loan Agreement, dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, Key Bank National Association and PNC Bank, National Association.

10.43(32)	Amendment No. 2 to Secured Term Loan Agreement, dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on December 7, 2005.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2004.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006.

(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30 2006.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(27)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007.

(29)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.
Filed herewith.