Form 10-Q
period 2008-03-31
FIRST POTOMAC REALTY TRUST
filed 2008-05-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act)
 YES ☐  NO ☑
As of May 9, 2008, there were 24,457,714 shares of beneficial interest, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets:
Rental property, net	$979,129	$977,106
Cash and cash equivalents	4,363	5,198
Escrows and reserves	13,862	13,360
Accounts and other receivables, net of allowance for doubtful accounts of $744 and $700, respectively	4,411	4,365
Accrued straight-line rents, net of allowance for doubtful accounts of $51 and $43, respectively	7,211	6,638
Deferred costs, net	12,679	12,377
Prepaid expenses and other assets	6,443	6,525
Intangible assets, net	24,371	26,730

Total assets	$1,052,469	$1,052,299

Liabilities:
Mortgage loans	$379,406	$390,072
Exchangeable senior notes, net of discount	109,414	122,797
Senior notes	75,000	75,000
Secured term loan	50,000	50,000
Unsecured revolving credit facility	66,100	38,600
Accounts payable and accrued expenses	13,088	11,450
Accrued interest	5,088	2,776
Rents received in advance	4,349	4,709
Tenant security deposits	5,227	5,422
Deferred market rent	8,504	9,117

Total liabilities	716,176	709,943

Minority interests (redemption value $11,995 and $13,957, respectively)	10,986	11,545

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 shares authorized; 24,458 and 24,251 shares issued and outstanding, respectively	24	24
Additional paid-in capital	430,611	429,870
Accumulated other comprehensive loss	(296)	—
Dividends in excess of accumulated earnings	(105,032)	(99,083)

Total shareholders’ equity	325,307	330,811

Total liabilities and shareholders’ equity	$1,052,469	$1,052,299

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Revenues:
Rental	$25,860	$24,920
Tenant reimbursements and other	5,725	5,250

Total revenues	31,585	30,170

Operating expenses:
Property operating	7,073	6,752
Real estate taxes and insurance	3,027	2,634
General and administrative	2,701	2,966
Depreciation and amortization	9,520	9,948

Total operating expenses	22,321	22,300

Operating income	9,264	7,870

Other expenses (income):
Interest expense	9,131	8,289
Interest and other income	(131)	(194)
Gain on early retirement of debt	(2,112)	—

Total other expenses	6,888	8,095

Income (loss) before minority interests	2,376	(225)

Minority interests	(74)	5

Net income (loss)	$2,302	$(220)

Net income (loss) per share — basic and diluted:	$0.10	$(0.01)
Weighted average common shares outstanding — basic	24,097	24,026
Weighted average common shares outstanding — dilutive	24,135	24,026
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$2,302	$(220)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,014	10,147
Bad debt expense	107	194
Stock based compensation	385	314
Amortization of deferred market rent	(450)	(434)
Amortization of deferred financing costs and bond discount	453	400
Amortization of rent abatement	359	212
Minority interests	74	(5)
Gain on early retirement of debt	(2,112)	—
Changes in assets and liabilities:
Escrows and reserves	(502)	(1,437)
Accounts and other receivables	(133)	14
Accrued straight-line rents	(593)	(485)
Prepaid expenses and other assets	(388)	746
Tenant security deposits	(195)	273
Accounts payable and accrued expenses	(1,324)	468
Accrued interest	2,312	2,601
Rents received in advance	(360)	604
Deferred costs	(1,254)	(915)

Total adjustments	6,393	12,697

Net cash provided by operating activities	8,695	12,477

Cash flows from investing activities
Purchase deposit on future acquisitions	—	(1,500)
Additions to rental property	(3,780)	(2,913)
Additions to construction in process	(2,632)	(3,001)
Acquisition of rental property and associated intangible assets	—	(51,968)

Net cash used in investing activities	(6,412)	(59,382)

Cash flows from financing activities
Financing costs	(48)	(381)
Proceeds from debt	27,500	27,000
Repayments of debt	(22,043)	(2,057)
Dividends to shareholders	(8,250)	(8,201)
Distributions to minority interests	(265)	(261)
Redemption of partnership units	(12)	(5,170)
Stock option exercises	—	20

Net cash (used in) provided by financing activities	(3,118)	10,950

Net decrease in cash and cash equivalents	(835)	(35,955)

Cash and cash equivalents, beginning of period	5,198	41,367

Cash and cash equivalents, end of period	$4,363	$5,412

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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At March 31, 2008, the Company was the sole general partner of, and owned a 96.9% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     As of March 31, 2008, the Company owned approximately 11.4 million square feet. The Company also owned developable land that can accommodate approximately 1.6 million square feet of additional development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The unaudited consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and First Potomac Management LLC. All intercompany balances and transactions have been eliminated in consolidation.
     The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and as updated from time to time in other filings with the Securities and Exchange Commission.
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of March 31, 2008, the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions and dispositions throughout the year.
(b) Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
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
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its statements of operations and classify the related assets and liabilities as held for sale on its current period balance sheet. Interest expense is reclassified to discontinued operations only to the extent the held for sale property is secured by specific mortgage debt.
     The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire and develop land while qualifying activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. Total interest expense capitalized to construction in progress was $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. Capitalized interest is depreciated over the useful life of the associated assets, commencing when those assets are placed into service.

(g) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
•	the value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to twenty years; and

•	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make other assumptions. These estimates and assumptions affect the rental revenue and the depreciation and amortization expense recognized related to these leases and their associated intangible assets and liabilities.
(h) Intangible Assets
     Intangible assets include the value of acquired tenant or customer relationships and the value of in-place leases at acquisition in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics the Company considers include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. The Company determines the fair value of the in-place leases at acquisition by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $26.5 million and $24.3 million at March 31, 2008 and December 31, 2007, respectively.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheet. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three months ended March 31, 2008 and 2007.

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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income (loss), located in shareholders’ equity (cash flow hedge) or, through earnings, against the change in fair value of the asset or liability being hedged (fair value hedge) for effective hedging relationships. Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings.
     On August 7, 2007, the Company entered into a $50 million Secured Term Loan with KeyBank, N.A. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. In January 2008, the Company entered into a $50 million interest rate swap agreement to hedge the interest rate exposure on its one month LIBOR based borrowings. The interest rate swap is an effective cash flow hedge that fixes the underlying interest rate on the $50 million term loan at 2.71%, plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage level), for a total rate ranging from 3.41% to 3.96%. The swap terminates in August 2010. The Company records all unrealized gains or losses associated with the change in fair value of the swap agreement as accumulated other comprehensive income (loss). The Company recognized $0.3 million of other comprehensive loss related to the change in the fair value of the swap at March 31, 2008.
     In December 2006, and concurrent with the issuance of $125 million of Exchangeable Senior Notes, the Company purchased a capped call option on its common stock. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding. The option was recorded as a reduction of shareholders’ equity. In March and May 2008, the Company repurchased $13.75 million and $15.25 million, respectively, of its Exchangeable Senior Notes, effectively terminating the capped call option associated with the repurchased notes. Also, in May 2008, the Company agreed to terms to repurchase an additional $5.0 million of its Exchangeable Senior Notes, with settlement anticipated to occur in mid-May 2008. The capped call option associated with these notes will be terminated upon their repurchase.
     The Company did not enter into any other derivative contracts during the three months ended March 31, 2008 or 2007.
(j) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive for the three months ended 2008 and 2007.
(k) Minority Interests
     Minority interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Minority interests are recorded based on their fair value at issuance, and are subsequently adjusted for the minority interests’ share of net income or loss and distributions paid. Redemptions are recorded in accordance with EITF Issue No. 95-7 “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts.” Differences between amounts paid to redeem minority interests and their carrying values are charged or credited to shareholders’ equity.

     At December 31, 2007, 3.2% of the total outstanding Operating Partnership units were not owned by the Company. During the first quarter of 2008, 26,181 Operating Partnership units were redeemed for 26,181 common shares valued at $0.4 million and 668 Operating Partnership units were purchased by the Company for $12 thousand in available cash, resulting in 780,384 Operating Partnership units outstanding, or 3.1% of the total outstanding Operating Partnership units not owned by the Company, as of March 31, 2008. Based on the closing share price of the Company’s common stock at the end of the first quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all outstanding Operating Partnership units not owned by the Company at March 31, 2008 would be approximately $12.0 million.
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
     The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted earnings (loss) per share calculations:	$2,302	$(220)

Denominator for basic and diluted earnings (loss) per share calculations:
Weighted average shares outstanding — basic	24,097	24,026
Effect of dilutive shares:
Employee stock options and non-vested shares	38	—

Weighted average shares outstanding — diluted	24,135	24,026

Net income (loss) per share — basic and diluted:	$0.10	$(0.01)
     Minority interests are recorded based on the fair value at issuance, adjusted for the minority interests’ share of net income and dividends paid. Redemptions are recorded in accordance with EITF Issue No. 95-7 “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Trusts.” Amounts paid to redeem minority interests in excess of their carrying values are charged to shareholders’ equity.
     In accordance with SFAS No. 128, Earnings Per Share, the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Stock option awards	702	664
Non-vested share awards	88	66

	790	730

     Approximately 3.1 million and 3.5 million anti-dilutive shares from the assumed conversion of the Company’s Exchangeable Senior Notes were excluded from its calculation of earnings per share for the three months ended March 31, 2008 and 2007, respectively.
(m) Share-Based Compensation
     The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) using the modified-prospective-transition method. Under this method, compensation cost for the three months ended March 2008 and 2007 include: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes equity compensation costs on a straight-line basis over the requisite service period for each award.

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
     Stock Options Summary
     During the first quarter of 2008, the Company issued 99,500 options under the Plan to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years. The Company recognized $13 thousand of compensation expense in the first quarter of 2008 related to these awards.
     A summary of the Company’s stock options as of January 1, 2008 and changes during the three months ended March 31, 2008 is presented below:

			Weighted	Aggregate
		Weighted Average	Average Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, December 31, 2007	632,783	$19.04	6.5 years	$815,455
Granted	99,500	17.24
Forfeited	(17,314)	21.49

Outstanding, March 31, 2008	714,969	$18.74	6.7 years	$130,784

Exercisable, March 31, 2008	517,807	$17.41	5.9 years	$130,784
Options expected to vest, March 31, 2008	172,851	$22.30	8.8 years	$—
     The weighted average grant-date fair value of each option granted during the three months ended March 31, 2008 was $2.89. The Company recognized compensation expense related to stock options of $55 thousand and $102 thousand during the three months ended March 31, 2008 and 2007, respectively. The decline in stock option expense from 2008 to 2007 is attributable to options being fully vested in 2007 that were granted concurrent with the Company’s initial public offering in 2003.
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
     The assumptions used in the fair value determination of stock options granted in 2008 are summarized as follows:

2008
Risk-free interest rate	3.45%
Expected volatility	24.6%
Expected dividend yield	4.04%
Weighted average expected life of options	5 years

     Non-vested share awards
     On March 18, 2008, the Company granted 180,867 restricted common shares to its executive officers. The award will vest in four separate tranches based upon achievement of specified performance conditions. The Company recognized $30 thousand of expense associated with this award in the first quarter of 2008.
     A summary of the Company’s non-vested share awards as of March 31, 2008 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2007	175,091	$23.26
Granted	180,867	8.73

Non-vested at March 31, 2008	355,958	$15.88

     As of March 31, 2008, the Company had $3.8 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.4 years. For the three months ended March 31, 2008 and 2007, the Company recognized $0.3 million and $0.2 million, respectively, of compensation expense associated with non-vested share awards.
     For the non-vested share awards issued in the first quarter of 2008, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the value of each tranche of the award. The following assumptions were used in determining the value of the awards and the derived service period:

2008
Risk-free interest rate	3.2%
Volatility	26.0%
(n) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(o) Application of New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, in February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted the remaining provisions of SFAS 157 on January 1, 2008 and the adoption of this statement did not have a material impact on its financial statements.
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
     In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries held by parties other than the parent be treated as a separate component of equity, not as a liability or other item outside of equity. Also, the Company will report net income attributable to both controlling and noncontrolling interests. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which would be effective for the Company’s fiscal year beginning January 1, 2009. The Company does not believe the implementation of this standard will have a material effect on its financial statements. Had the Company implemented this standard, $11.0 million of the Company’s minority partners’ interest at March 31, 2008 would have been reclassified from the mezzanine section of the Company’s balance sheet into shareholders’ equity. Also, net income would have increased $74 thousand and decreased $5 thousand for the three months ended March 2008 and 2007, respectively. However, these amounts would have been included in the determination of net income available to common shareholders.

     In March 2008, the FASB issued Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires an entity with derivative instruments to disclose information that should enable financial statement users to understand: how and why a Company uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedging items affect a Company’s financial performance, financial position and cash flows. Under the standard, the Company is required to disclose the fair value of derivative instruments, their gains or losses and the objectives for using derivative instruments. The standard must be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, which would be effective for the Company’s fiscal year beginning January 1, 2009. The Company does not believe the implementation of this standard will have a material impact on its financial statements.
(3) Rental Property
     Rental property represents the property and developable land owned by the Company as of March 31, 2008 and December 31, 2007, respectively, all located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Land	$236,636	$236,636
Buildings and improvements	767,386	764,664
Construction in process	19,412	16,866
Tenant improvements	40,377	37,115
Furniture, fixtures and equipment	9,900	9,900

	1,073,711	1,065,181
Less: accumulated depreciation	(94,582)	(88,075)

	$979,129	$977,106

(a) Development and Redevelopment Activity
     The Company intends to continue to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At March 31, 2008, the Company had a total of approximately 0.3 million square feet under development or redevelopment, which consists of approximately 0.1 million square feet in each of its three operating segments. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2008.
     At March 31, 2008, the Company owned developable land, which can accommodate approximately 1.6 million square feet of building space, which includes 0.3 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.
(b) Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $88.6 million during 2007: three buildings at Greenbrier Business Center; one building at Chesterfield Business Center; two buildings at Ammendale Business Park; two buildings at River’s Bend Center; and two buildings at Annapolis Commerce Park East.
     The pro forma financial information set forth below, presents results as if all of the Company’s 2008 and 2007 acquisitions, dispositions, common share offerings and debt transactions had occurred on January 1, 2007. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2008	2007
Pro forma total revenues	$31,585	$31,766
Pro forma net income (loss)	$421	$(72)
Pro forma net income (loss) per share — basic and diluted	$0.02	$—

(4) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	March 31,	December 31,
	2008	2007
Mortgage debt, effective interest rates ranging from 5.13% to 8.53%, maturing at various dates through June 2021	$379,406	$390,072
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, maturing December 2011	109,414	122,797
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, with a variable interest rate of LIBOR + 1.10%, maturing August 2010(1)	50,000	50,000
Unsecured revolving credit facility, with a variable interest rate of LIBOR + 1.20%, maturing April 2010	66,100	38,600

	$679,920	$676,469

(1)	In January 2008, the Company entered into a $50 million interest rate swap agreement through August 2010 to fix the Company’s underlying interest rate on the term loan at 2.71%, plus a spread of 0.70% to 1.25%.
(a) Mortgage Debt
     At March 31, 2008 and December 31, 2007, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective
	Interest	Interest		Maturity	March 31,	December 31,
Property	Rate	Rate		Date	2008	2007
Herndon Corporate Center(1)	5.11%	5.66%		—	$—	$8,538
Norfolk Commerce Park II	6.90%	5.28%		August 2008	7,125	7,192
Suburban Maryland Portfolio(2,3)	6.71%	5.54%		September 2008	72,953	73,546
Glenn Dale Business Center	7.83%	5.13%		May 2009	8,411	8,496
4200 Tech Court	8.07%	8.07%		October 2009	1,745	1,752
Park Central I	8.00%	5.66%		November 2009	4,933	4,991
4212 Tech Court	8.53%	8.53%		June 2010	1,705	1,710
Park Central II	8.32%	5.66%		November 2010	6,124	6,196
Enterprise Center(2)	8.03%	5.20%		December 2010	18,606	18,772
Indian Creek Court(2)	7.80%	5.90%		January 2011	13,105	13,199
403 and 405 Glenn Drive	7.60%	5.50%		July 2011	8,725	8,790
4612 Navistar Drive(2)	7.48%	5.20%		July 2011	13,459	13,565
Campus at Metro Park(2)	7.11%	5.25%		February 2012	24,712	24,893
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	10,452	10,535
Crossways Commerce Center	6.70%	6.70%		October 2012	25,285	25,377
Newington Business Park Center	6.70%	6.70%		October 2012	15,950	16,008
Prosperity Business Center	6.25%	5.75%		January 2013	3,835	3,862
Aquia Commerce Center I	7.28%	7.28%		February 2013	697	725
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,931	8,992
Linden Business Center	6.01%	5.58%		October 2013	7,481	7,515
Owings Mills Business Center	5.85%	5.75%		March 2014	5,719	5,742
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,808	8,834
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center and Alexandria Corporate Park	5.19%	5.19%		August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	937	961
Building C	7.88%	6.63%		December 2017	1,335	1,359
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	2,438	2,501
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,796	2,829
Gateway Centre Building I	7.35%	5.88%		November 2016	1,614	1,649
Airpark Business Center	7.45%	6.63%		June 2021	1,525	1,543

Total Mortgage Debt		5.60	%(4)		$379,406	$390,072

(1)	The loan was prepaid in February 2008.

(2)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase.

(3)	The Suburban Maryland Portfolio consists of the following properties: Deer Park Center, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park and Woodlands Business Center.

(4)	Weighted average interest rate on total mortgage debt.

     On February 29, 2008, the Company prepaid the $8.5 million remaining principal balance and the related accrued interest on the mortgage loan that encumbered Herndon Corporate Center. The prepayment was funded with borrowings on the Company’s unsecured revolving credit facility and available cash. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred.
     On April 21, 2008, the Company received a commitment for a $70 million secured term loan from KeyBank, N.A. to refinance its approximately $70 million mortgage loan on its Suburban Maryland Portfolio that matures in September 2008. The loan would have an initial term of one year, and would give the Company the option to extend the loan for an additional one-year period with the payment of a 25 basis point extension fee. The loan requires a commitment fee of 75 basis points at closing and would bear interest at a rate of LIBOR plus 200 basis points.
(b) Exchangeable Senior Notes
     On March 10 and March 11, 2008, the Company repurchased $8.75 million and $5.0 million, respectively, of its Exchangeable Senior Notes, which resulted in a total gain of $2.1 million, net of deferred financing costs and original issue discount write-offs. The repurchase was funded with borrowings on the Company’s unsecured revolving credit facility and available cash. As of March 31, 2008, the Company was in compliance with all the covenants of its Exchangeable Senior Notes.
     On May 2 and May 5, 2008, the Company repurchased $10.25 million and $5.0 million, respectively, of its Exchangeable Senior Notes, which resulted in a total gain of approximately $2.0 million, net of deferred financing costs and original issue discount write-offs. Also, in May 2008, the Company agreed to terms to repurchase an additional $5.0 million of its Exchangeable Senior Notes, with settlement anticipated to occur in mid-May 2008. All gains associated with the May Exchangeable Senior Notes repurchases will be recognized in the second quarter of 2008.
(c) Secured Term Loan
     On August 7, 2007, the Company entered into a $50 million Secured Term Loan with KeyBank, N.A. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. In January 2008, the Company entered into a $50 million interest rate swap agreement to fix the Company’s underlying interest rate on the term loan at 2.71%, plus a spread of 0.70% to 1.25%. The interest rate swap agreement expires in August 2010, concurrent with the maturity of the Company’s $50 million term loan. At March 31, 2008, the effective underlying interest rate on the term loan balance was 3.8%. As of March 31, 2008, the Company was in compliance with all the covenants of its Secured Term Loan.
(d) Unsecured Revolving Credit Facility
     During the first quarter of 2008, the Company borrowed $27.5 million on its unsecured revolving credit facility to repurchase a portion of its Exchangeable Senior Notes, to prepay the outstanding mortgage encumbering Herndon Corporate Center and for other general corporate purposes. As of March 31, 2008, the effective underlying interest rate on the Company’s unsecured revolving credit facility was 3.9% and the Company was in compliance with all of the terms of its unsecured revolving credit facility.

(5) Comprehensive Income
     In January 2008, the Company entered into a $50 million interest rate swap agreement through August 2010 to hedge the interest rate exposure on its one month LIBOR based borrowings. The interest rate swap is an effective cash flow hedge that fixes the underlying interest rate on the Company’s $50 million term loan at 2.71%, plus a spread of 0.70% to 1.25%. The Company records all unrealized gains or losses associated with the change in fair value of the swap agreement within shareholder’s equity and other liabilities. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$2,302	$(220)
Unrealized loss on derivative, net of minority interests	(296)	—

Total comprehensive income (loss)	$2,006	$(220)

(6) Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, except the provisions identified in FSP 157-2, which delay the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. Under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which was effective for fiscal years beginning after November 15, 2007, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair measurement option under SFAS No. 159 for any of its financial assets or liabilities.
     The Company currently has one derivative instrument that is measured under the new fair value standard. The derivative is valued based on the prevailing market yield curve on the date of measurement. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS 157. The three levels are as follows:
     Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
     Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transaction), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
     Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2008. The derivative instrument in the table below is located on the Company’s consolidated balance sheet under “Accounts payable and accrued expenses” (amounts in thousands):

	Balance at
	March 31,
	2008	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument-swap agreement	$296	$—	$296	$—

     During the quarter ended March 31, 2008, the Company did not remeasure or complete any transactions involving nonfinancial assets or nonfinancial liabilities. Accordingly, the Company’s financial information was unaffected by the partial deferral of the adoption of SFAS 157, as prescribed by FSP 157-2.
(7) Segment Information
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
     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended March 31, 2008
		Northern	Southern
	Maryland	Virginia	Virginia	Consolidated
Number of buildings	63	48	53	164
Square feet	3,365,297	2,973,671	5,086,503	11,425,471

Total revenues	$10,291	$10,201	$11,093	$31,585
Property operating expense	(2,290)	(2,298)	(2,485)	(7,073)
Real estate taxes and insurance	(963)	(1,039)	(1,025)	(3,027)

Total property operating income	$7,038	$6,864	$7,583	21,485

Depreciation and amortization expense				(9,520)
Interest expense				(9,131)
General and administrative				(2,701)
Other				2,169

Net income				$2,302

Total assets(1)	$384,120	$325,638	$309,007	$1,052,469

Capital expenditures(2)	$2,460	$2,506	$1,421	$6,412

	Three Months Ended March 31, 2007
		Northern	Southern
	Maryland	Virginia	Virginia	Consolidated
Number of buildings	61	48	51	160
Square feet	3,187,158	2,868,509	4,797,747	10,853,414

Total revenues	$9,898	$10,238	$10,034	$30,170
Property operating expense	(2,204)	(2,417)	(2,131)	(6,752)
Real estate taxes and insurance	(861)	(823)	(950)	(2,634)

Total property operating income	$6,833	$6,998	$6,953	20,784

Depreciation and amortization expense				(9,948)
Interest expense				(8,289)
General and administrative				(2,966)
Other				199

Net loss				$(220)

Total assets (1)	$360,964	$322,062	$281,699	$1,008,350

Capital expenditures(2)	$607	$3,295	$1,837	$5,914

(1)	Corporate assets not allocated to any of the Company’s reportable segments totaled $33,704 and $43,625 at March 31, 2008 and 2007, respectively.

(2)	Capital expenditures for corporate assets not allocated to any of the Company’s reportable segments totaled $25 and $175 for the three months ended March 31, 2008 and 2007, respectively.
(8) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the three months ended March 31 are as follows (amounts in thousands):

	2008	2007
Cash paid for interest, net	$7,151	$6,043
Non-cash investing and financing activities:
Conversion of Operating Partnership units into common shares	358	—
     Cash paid for interest on indebtedness is net of capitalized interest of $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.
     During the three months ended March 31, 2008, 26,181 Operating Partnership units were redeemed for the Company’s common shares. There were no Operating Partnership unit redemptions for the Company’s common shares during the three months ended March 31, 2007.

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
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning, developing, redeveloping and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company strategically focuses on acquiring, developing and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of March 31, 2008, the Company owned approximately 11.4 million square feet, and the Company’s properties were 85.6% occupied by 616 tenants. As of March 31, 2008, the Company’s largest tenant was the U.S. Government, which accounted for 7.6% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At March 31, 2008, the Company was the sole general partner of and owned a 96.9% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying unaudited consolidated financial statements, are limited partnership interests owned by some of the Company’s executive officers and trustees, who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
Executive Summary
     The Company’s funds from operations (FFO) for the first quarter of 2008 increased 22% to $11.9 million, or $0.48 per diluted share, compared with $9.7 million, or $0.39 per diluted share, during the first quarter of 2007. The Company reported net income for the first quarter of 2008 of $2.3 million, or $0.10 per diluted share, compared with a net loss of $0.2 million, or $0.01 per diluted share, for the first quarter of 2007. During March, the Company repurchased $13.75 million of its Exchangeable Senior Notes at a discount, resulting in a net gain of $2.1 million, or $0.09 per diluted share.
     In May, the Company repurchased $15.25 million of its Exchangeable Senior Notes at a discount, resulting in a net gain of approximately $2.0 million. Also, in May 2008, the Company agreed to terms to repurchase an additional $5.0 million of its Exchangeable Senior Notes, with settlement anticipated to occur in mid-May 2008. All gains associated with the May Exchangeable Senior Notes repurchases will be recognized in the second quarter of 2008.
Significant First Quarter Transactions
(a) Development and Redevelopment Activity
     As of March 31, 2008, the Company had commenced development and redevelopment of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct properties on a build-to-suit basis or with the intent to lease upon completion of construction.

     During the first quarter of 2008, the Company completed redevelopment efforts on approximately 32,000 square feet of space at 403/405 Glenn Drive, Enterprise Parkway and Gateway Centre.
     As of March 31, 2008, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
•	Sterling Park Business Center — a 58,000 square foot business park building is under construction. The Company began development efforts on approximately 25% of the total developable land at the site. Civil site planning and storm water management for two buildings has been completed, and development costs incurred to date include overall master and site planning, geotechnical and wetland studies, civil, storm water management, architectural, structural, mechanical, electrical and plumbing engineering design. Construction costs include site concrete work, steel, concrete panels, glass, and roofing for one building. Additional development costs are being incurred on several access roads required for the commitments made in connection with project acceptance and completion;

•	Ammendale Business Park — a 76,000 square foot business park property redevelopment. Costs incurred to date include architectural and engineering schematic and design development drawings as well as construction costs that include roofing and mechanical demolition;

•	Enterprise Parkway — a 71,000 square foot multi-tenanted office space redevelopment. Costs incurred to date include building, lobby and common corridor renovation as well as schematic architectural and engineering design; and

•	Gateway 270 — a 55,000 square foot business park redevelopment. Costs incurred to date include architectural and engineering design.
     The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of unfinished space. The Company anticipates development and redevelopment efforts on these projects will be completed in 2008. At March 31, 2008, the Company owned several land parcels that can accommodate approximately 1.6 million square feet of additional development.
(b) Other Activity
•	During the first quarter of 2008, the Company executed 339,426 square feet of new leases, including 60,000 square feet at Crossways Commerce Center, 54,275 square feet at Diamond Hill Distribution Center and 30,443 square feet at Greenbrier Circle Corporate Center. Rent is expected to commence for all new leases by the end of the third quarter;

•	During the first quarter of 2008, the Company executed 600,079 square feet of renewal leases, to existing tenants, which include 239,316 square feet at Crossways Commerce Center and 120,000 square feet at 1000 Lucas Way;

•	In January 2008, the Company entered into a $50 million interest rate swap agreement to fix the Company’s underlying interest rate on the Company’s $50 million term loan at 2.71%, plus a spread of 0.70% to 1.25%. The interest rate swap agreement expires in August 2010, concurrent with the maturity of the term loan;

•	On February 29, 2008, the Company prepaid the $8.5 million remaining principal balance and the related accrued interest on the mortgage loan that encumbered Herndon Corporate Center. The loan, which was to mature on April 1, 2008, had a contractual interest rate of 5.11% and an effective interest rate of 5.66%. The prepayment was funded with borrowings on the Company’s unsecured revolving credit facility and available cash; and

•	In March 2008, the Company repurchased $13.75 million of its Exchangeable Senior Notes, which resulted in a gain of $2.1 million, net of deferred financing costs and original issue discount write-offs. The repurchase was funded with borrowings on the Company’s unsecured revolving credit facility and available cash. In May 2008, the Company repurchased $15.25 million of its Exchangeable Senior Notes resulting in a gain of approximately $2.0 million. Also, in May 2008, the Company agreed to terms to repurchase an additional $5.0 million of its Exchangeable Senior Notes, with settlement anticipated to occur in mid-May 2008. All gains associated with the May Exchangeable Senior Notes repurchases will be recognized in the second quarter of 2008.

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
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value of the building, less anticipated selling costs, is lower than its carrying amount. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its statements of operations and classify the assets and related liabilities as held for sale on the current period balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.

Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates the fair value. The purchase price is also allocated as follows:
•	value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to twenty years; and

•	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make other assumptions. These estimates and assumptions affect the rental revenue and the depreciation expense and amortization expense it recognized related to these leases and their associated intangible assets and liabilities.
Share-Based Compensation
     The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which require that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).
Results of Operations
Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
     The results of operations for the three months ended March 31, 2008 and 2007 are presented below.
     2007 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $88.6 million during 2007: three buildings at Greenbrier Business Center; one building at Chesterfield Business Center; two buildings at Ammendale Business Park; two buildings at River’s Bend Center; and two buildings at Annapolis Commerce Park East. Collectively, the properties are referred to as the “2007 Acquisitions.”
     The balance of the portfolio is referred to as the “Remaining Portfolio.”

Total Revenues
     Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change

Rental	$25,860	$24,920	$940	4%
Tenant reimbursements and other	$5,725	$5,250	$475	9%
     Rental Revenue
     The Company’s portfolio occupancy was 85.6% at March 31, 2008 compared to 87.2% at March 31, 2007. The Company experienced 2.3 million square feet of expired or terminated leases during 2007 and an additional 0.8 million of expired or terminated leases during the first three months of 2008. The Company’s weighted average occupancy during the first quarter of 2008 was 85.9% compared to 87.3% during the first quarter of 2007. The portfolio was 87.8% leased at March 31, 2008 compared to 87.2% at March 31, 2007.
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of above and below market leases. Rental revenue increased $0.9 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in rental revenue for the three months ended March 31, 2008 includes $0.6 million for the Company’s Maryland reporting segment and $0.4 million for its Southern Virginia reporting segment. Rental revenue for the Company’s Northern Virginia reporting segment decreased $0.1 million for the three months ended March 31, 2008. The overall increase in rental revenue was primarily the result of the Company’s 2007 Acquisitions, which in aggregate, contributed additional rental revenue of $1.0 million during the first quarter. Rental revenue from the Company’s Remaining Portfolio decreased $0.1 million, primarily due to a decrease in occupancy. The occupancy decline was largely attributable to increased vacancy at Interstate Plaza, which became vacant in December 2007 when the tenant that occupied all of the building did not renew its lease, and Diamond Hill Distribution Center, which experienced an early termination. The decline in the Remaining Portfolio’s rental revenue was partially offset by $0.3 million in rental revenue from two development projects that were completed and placed in-service after the first quarter of 2007.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as lease termination fees and late fees. Tenant reimbursements and other revenues increased $0.5 million during the three months ended March 31, 2008 compared with the same period in 2007. The increase in tenant reimbursements and other revenues for the three months ended March 31, 2008 includes $0.1 million for the Company’s Northern Virginia reporting segment and $0.6 million for its Southern Virginia reporting segment. Tenant reimbursements and other revenues decreased $0.2 million for the Company’s Maryland reporting segment for the three months ended March 31, 2008. The 2007 Acquisitions contributed an increase in tenant reimbursement and other revenues of $0.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Tenant reimbursement and other revenue in the Remaining Portfolio increased $0.3 million, which was due to a negotiated termination fee from a tenant that was terminated in February 2008. The Company subsequently renewed and expanded other existing tenants into a majority of the terminated tenant’s space prior to the end of the first quarter of 2008.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change

Property operating	$7,073	$6,752	$321	5%
Real estate taxes and insurance	$3,027	$2,634	$393	15%

     Property operating expenses increased $0.3 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in total property operating expenses for the three months ended March 31, 2008 includes $0.1 million for the Company’s Maryland reporting segment and $0.3 million for its Southern Virginia reporting segment. The Company’s Northern Virginia reporting segment had a $0.1 million decrease in property operating expenses for the three months ended March 31, 2008. The overall increase in property operating expenses is primarily due to the impact from the 2007 Acquisitions, which in aggregate, resulted in $0.3 million of additional property operating expenses during the three months ended March 31, 2008 compared to the same period in 2007. Property operating expenses for the Remaining Portfolio remained consistent for the three months ended 2008 compared to the same period in 2007.
     Real estate taxes and insurance increased $0.4 million for the three months ended March 31, 2008 compared to the same period in 2007. Real estate taxes and insurance for the three months ended March 31, 2008 increased $0.1 million for the Company’s Maryland reporting segment, $0.2 million for its Northern Virginia reporting segment and $0.1 million for its Southern Virginia reporting segment. The 2007 Acquisitions contributed a $0.1 million for the three months ended March 31, 2008. The remaining balance of the increase in real estate taxes and insurance can be attributed to generally higher real estate taxes on the Remaining Portfolio, which had a $0.3 million increase in real estate taxes and insurance.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Decrease	Change

General and administrative	$2,701	$2,966	$265	9%
     General and administrative expenses decreased $0.3 million for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to a reduction in accrued incentive compensation as well as the change in the amount of salaries capitalized in 2008 as a result of increased development and redevelopment efforts. The Company also wrote-off approximately $0.1 million of due diligence costs associated with proposed acquisitions that were not completed during the first quarter of 2007.
     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Decrease	Change

Depreciation and amortization	$9,520	$9,948	$428	4%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $0.4 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease is primarily due to a reduction of $0.9 million by the Remaining Portfolio in the first quarter of 2008, as certain acquired tenant improvements, intangible in-place leases and customer relationship assets amortized in full as leases reached their contractual termination or as a result of costs written-off associated with early lease terminations. The decrease in depreciation and amortization was partially off set by $0.5 million of additional depreciation expense recorded as a result of the 2007 Acquisitions for the three months ended March 31, 2008.
     Other Expense
     Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change

Interest expense	$9,131	$8,289	$842	10%

     Interest expense increased by $0.8 million for the three months ended March 31, 2008 compared to the same period in 2007. In August 2007, the Company entered into a $50.0 million variable-rate secured term loan. In 2008, the Company entered into an interest rate swap agreement to fix the underlying interest rate on the term loan at 2.71%, plus a spread of 0.70% to 1.25%. The term loan and swap agreement resulted in additional interest expense of $0.6 million for the first quarter of 2008. The increase in interest expense can also be attributed to higher average borrowings on the Company’s unsecured revolving credit facility. Weighted average borrowings on the unsecured revolving credit facility increased $39.0 million, which resulted in $0.4 million of additional interest expense for the three months ended March 31, 2008. The additional borrowings were used to fund the majority of the 2007 Acquisition’s purchase price. The increase in interest expense was partially offset a $0.2 million increase in capitalized interest related to development and redevelopment activity in the first quarter of 2008 compared to 2007.
     Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Decrease	Change

Interest and other income	$131	$194	$63	32%
     Interest income includes amounts earned on the Company’s funds held in various operating cash and escrow accounts. Interest and other income decreased $0.1 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in interest and other income for the three months ended March 31, 2008 is attributed to a lower average interest rate and a lower average cash balance in 2008 compared to 2007. The Company earned 4.3% on an average cash balance of $3.6 million during the three months ended March 31, 2008 compared to 5.3% on an average cash balance of $7.5 million during the same period in 2007.
     Gain on early retirement of debt is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change

Gain on early retirement of debt	$2,112	$—	$2,112	—
     In March 2008, the Company repurchased $13.75 million of its Exchangeable Senior Notes, which resulted in a gain of $2.1 million, net of deferred financing costs and original issue discount write-offs. The repurchase was funded with borrowings on the Company’s unsecured revolving credit facility and available cash.
     Minority Interests
     Minority interests are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change

Minority interests	$74	$(5)	$79	1,580%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The increase in minority interest expense for the three months ended March 31, 2008 compared to 2007 can be attributed to a $2.6 million increase in income from continuing operations. The outstanding weighted average interests owned by limited partners was 3.1% for both the three months ended March 31, 2008 and 2007.
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
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Three Months Ended
	March 31,
(amounts in thousands)	2008	2007	Change

Cash provided by operating activities	$8,695	$12,477	$(3,782)
Cash used in investing activities	$(6,412)	$(59,382)	$52,970
Cash (used in) provided by financing activities	$(3,118)	$10,950	$(14,068)
     Net cash provided by operating activities decreased $3.8 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was largely the result of additional cash used to reduce trade accounts payable and fund prepaid expenses and other assets, and a reduction in the amounts of rents paid by tenants in advance of contractual payment dates.
     Net cash used in investing activities decreased $53.0 million for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to a reduction in the amount of acquisitions. The Company did not acquire any properties during the three months ended March 31, 2008 compared to four properties acquired during the three months ended March 31, 2007 at a cost of $52.0 million. During the three months ended March 31, 2007, the Company paid a $1.5 million deposit on a property that it acquired in the second quarter of 2007. Additions to rental property increased $0.9 million for the three months ended March 31, 2008 compared to March 31, 2007, which was partially offset by a decrease in cash paid for development and redevelopment activities of $0.4 million for the same period.
     Net cash used in financing activities was $3.1 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $11.0 million during the same period in 2007, primarily due to an increase in debt repayments. During the first quarter of 2008, the Company repurchased $13.75 million of its outstanding Exchangeable Senior Notes for $11.4 million, which was financed through borrowing on its unsecured revolving credit facility. The Company also repaid the $8.5 million mortgage loan that encumbered Herndon Corporate Center and repaid $2.1 million of mortgage debt in 2008. Comparatively in 2007, the Company repaid $2.1 million of mortgage debt. The decrease in financing activities was partially offset by the repurchase of 178,049 Operating Partnership units during the three months ended March 31, 2007 for $5.2 million. The Company repurchased 668 Operating Partnership units during the three months ended March 31, 2008 for $12 thousand.
Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Number of buildings (1)	154	154	—	—

Same property revenues
Rental	$23,629	$23,994	$(365)	(1.5)
Tenant reimbursements and other	4,864	5,027	(163)	(3.2)

Total same property revenues	28,493	29,021	(528)	(1.8)

Same property operating expenses
Property	6,034	6,400	(366)	5.7
Real estate taxes and insurance	2,805	2,546	259	10.2

Total same property operating expenses	8,839	8,946	(107)	(1.2)

Same property net operating income	$19,654	$20,075	$(421)	(2.1)

Reconciliation to net income:
Same property net operating income	$19,654	$20,075
Non-comparable operating income	1,831	709
General and administrative expenses	(2,701)	(2,966)
Depreciation and amortization	(9,520)	(9,948)
Other expenses, net	(6,888)	(8,095)
Minority interests	(74)	5

Net income (loss)	$2,302	$(220)

	Weighted Average Occupancy
	at March 31,
	2008	2007
Same Properties	85.2%	87.2%
Non-comparable Properties (2)	93.2%	94.3%
Total	86.0%	87.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Crossways Commerce Center I (Expansion), John Marshall Highway (Building II) Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II and Annapolis Commerce Park East.

     Same Property NOI decreased $0.4 million, or 2.1%, for the three months ended March 31, 2008 compared to the same period in 2007. Rental revenue decreased $0.4 million, or 1.5%, for the three months ended March 31, 2008 as a result of a decline in the weighted average occupancy in the first quarter of 2008 compared to the first quarter of 2007. Same property tenant reimbursements and other revenue decreased $0.2 million, or 3.2%, for the three months ended March 31, 2008 due to a decrease in occupancy, resulting in lower recoveries. Same property operating expenses decreased $0.4 million, or 5.7%, primarily due to a decrease in snow and ice removal costs for the three months ended March 31, 2008 compared to the same period in 2007. Real estate taxes and insurance increased $0.3 million, or 10.2%, for the three months ended March 31, 2008 due to higher assessments and tax rates, primarily associated with properties in Northern Virginia, resulting in an increase to real estate tax expense.
Maryland

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Number of buildings (1)	59	59	—	—

Same property revenues
Rental	$7,962	$7,933	$29	0.4
Tenant reimbursements and other	1,674	1,861	(187)	(10.0)

Total same property revenues	9,636	9,794	(158)	(1.6)

Same property operating expenses
Property	2,026	2,190	(164)	(7.5)
Real estate taxes and insurance	911	860	51	5.9

Total same property operating expenses	2,937	3,050	(113)	(3.7)

Same property net operating income	$6,699	$6,744	$(45)	(0.7)

Reconciliation to total property operating income:
Same property net operating income	$6,699	$6,744
Non-comparable net operating income	339	89

Total property operating income	$7,038	$6,833

	Weighted Average Occupancy
	at March 31,
	2008	2007
Same Properties	88.8%	89.2%
Non-comparable Properties (2)	99.2%	100.0%
Total	89.3%	89.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Ammendale Commerce Center and Annapolis Commerce Park East.

     Same Property NOI for the Maryland properties decreased slightly for the three months ended March 31, 2008 compared to the same period in 2007. Total same property revenues decreased $0.2 million, or 1.6%, for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to lower recoveries as a result of a decrease in occupancy. Total same property operating expenses for the Maryland properties decreased $0.2 million, or 7.5%, primarily due to lower snow and ice removal costs during the first quarter of 2008 compared to the same period in 2007. The decrease in same property operating expenses was partially offset by an increase in real estate taxes and insurance.
Northern Virginia

(dollars in thousands)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Number of buildings (1)	48	48	—	—

Same property revenues
Rental	$8,219	$8,608	$(389)	(4.5)
Tenant reimbursements and other	1,655	1,597	58	3.6

Total same property revenues	9,874	10,205	(331)	(3.2)

Same property operating expenses
Property	2,109	2,344	(235)	(10.0)
Real estate taxes and insurance	1,016	823	193	23.5

Total same property operating expenses	3,125	3,167	(42)	(1.3)

Same property net operating income	$6,749	$7,038	$(289)	(4.1)

Reconciliation to total property operating income
Same property net operating income	$6,749	$7,038
Non-comparable net operating income (loss)	115	(40)

Total property operating income	$6,864	$6,998

	Weighted Average Occupancy at March 31,
	2008	2007
Same Properties	85.2%	88.8%
Non-comparable Properties (2)	100.0%	—%
Total	85.7%	88.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: John Marshall Highway (Building II).
     Same Property NOI for the Northern Virginia properties decreased $0.3 million, or 4.1%, for the three months ended March 31, 2008 compared to the same period in 2007. Total same property revenues decreased $0.3 million, or 3.2%, for the three months ended March 31, 2008 as a result of higher vacancy. Same property operating expenses decreased $0.2 million, or 10.0%, primarily due to lower snow and ice removal costs during the first quarter of 2008 compared to the same period in 2007. Real estate taxes and insurance expenses increased $0.2 million, or 23.5%, for the three months ended March 31, 2008 due to higher tax rates on many Fairfax County properties, resulting in increased real estate tax expense.

Southern Virginia

(dollars in thousands)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Number of buildings (1)	47	47	—	—

Same property revenues
Rental	$7,448	$7,453	$(5)	(0.1)
Tenant reimbursements and other	1,535	1,569	(34)	(2.2)

Total same property revenues	8,983	9,022	(39)	(0.4)

Same property operating expenses
Property	1,899	1,866	33	1.8
Real estate taxes and insurance	878	863	15	1.7

Total same property operating expenses	2,777	2,729	48	1.8

Same property net operating income	$6,206	$6,293	$(87)	(1.4)

Reconciliation to total property operating income
Same property net operating income	$6,206	$6,293
Non-comparable net operating income	1,377	660

Total property operating income	$7,583	$6,953

	Weighted Average Occupancy at March 31,
	2008	2007
Same Properties	82.8%	84.7%
Non-comparable Properties (2)	90.9%	93.5%
Total	83.9%	85.1%

(1)	Represents properties owned for the entirety of the periods resented.

(2)	Non-comparable Properties include: Crossways Commerce Center I (Expansion), Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II.
     Same Property NOI for the Southern Virginia properties decreased $0.1 million, or 1.4%, for the three months ended March 31, 2008 compared to the same period in 2007. Total same property revenues decreased slightly for the three months ended March 31, 2008 as a result of higher vacancy, resulting in lower recoveries. Total same property operating expenses increased $0.1 million, or 1.8%, for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to higher non-recoverable expenses including utility costs in vacant suites.
Contractual Obligations
     As of March 31, 2008, the Company had development and redevelopment contractual obligations of $5.2 million outstanding and capital improvement obligations of $1.2 million. Development and redevelopment contractual obligations include commitments primarily related to the Sterling Park Business Center, 1400 Cavalier Boulevard, Snowden Center, Crossways Commerce Center I and 403/405 Glenn Drive projects. Capital expenditure obligations generally represent commitments for roof, asphalt, HVAC replacements and other structural improvements. Also, as of March 31, 2008, the Company had $1.5 million of tenant improvement obligations which it expects to incur on its in-place leases.

Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. As of March 31, 2008, the Company is the sole general partner of and owns 96.9% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees, who contributed properties and other assets to the Company upon its formation, and other unrelated parties. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On April 22, 2008, the Company declared a dividend of $0.34 per common share. The dividend was paid on May 9, 2008, to common shareholders of record as of May 2, 2008.
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
     The following table presents a reconciliation of net income to FFO available to common share and unit holders (amounts in thousands):

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$2,302	$(220)
Add: Depreciation and amortization of real estate assets	9,520	9,948
Add: Minority interests	74	(5)

FFO available to common shareholders and unitholders	$11,896	$9,723

Weighted average number of diluted common shares and Operating Partnership units outstanding	24,920	25,093

Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional common shares; and other risks previously disclosed in Item 1A, ‘Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of March 31, 2008.
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
     The Company had $116.1 million in variable rate debt, $66.1 million from its unsecured revolving credit facility and $50.0 million for its term loan, or 17%, of the total $679.9 million debt outstanding as of March 31, 2008.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at March 31, 2008 to be $372.2 million compared to the $379.4 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at March 31, 2008 to be $69.7 million and $90.5 million, respectively, compared to the $75.0 million and $109.4 million carrying values, respectively, at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has historically entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company will only enter into these agreements with highly rated institutional counterparties and does not expect that any counterparties will fail to meet contractual obligations. In January 2008, the Company entered into a $50 million interest rate swap agreement with Wachovia Bank, N.A. to fix the Company’s underlying interest rate on its term loan at 2.71%, plus a spread of 0.70% to 1.25%. The interest rate swap agreement expires in August 2010, concurrent with the maturity of the Company’s $50 million term loan.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of March 31, 2008, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
As of March 31, 2008, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its annual report on Form 10-K for the year ended December 31, 2007.
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

FIRST POTOMAC REALTY TRUST
Date: May 9, 2008	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: May 9, 2008	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)