Form 10-Q
period 2008-06-30
FIRST POTOMAC REALTY TRUST
filed 2008-08-08
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act)
 YES ☐   NO ☑
As of August 8, 2008, there were 24,477,714 shares of beneficial interest, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Rental property, net	$947,877	$977,106
Cash and cash equivalents	6,398	5,198
Escrows and reserves	13,785	13,360
Accounts and other receivables, net of allowance for doubtful accounts of $491 and $700, respectively	4,326	4,365
Accrued straight-line rents, net of allowance for doubtful accounts of $61 and $43, respectively	7,286	6,638
Deferred costs, net	14,148	12,377
Prepaid expenses and other assets	5,321	6,525
Intangible assets, net	21,090	26,730

Total assets	$1,020,231	$1,052,299

Liabilities:
Mortgage loans	$377,290	$390,072
Exchangeable senior notes, net of discount	89,601	122,797
Senior notes	75,000	75,000
Secured term loan	50,000	50,000
Unsecured revolving credit facility	47,400	38,600
Accounts payable and other liabilities	14,243	11,450
Accrued interest	2,480	2,776
Rents received in advance	3,724	4,709
Tenant security deposits	5,228	5,422
Deferred market rent	7,906	9,117

Total liabilities	672,872	709,943

Minority interests (redemption value $11,832 and $13,957, respectively)	11,228	11,545

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 shares authorized; 24,478 and 24,251 shares issued and outstanding, respectively	24	24
Additional paid-in capital	431,170	429,870
Accumulated other comprehensive income	682	—
Dividends in excess of accumulated earnings	(95,745)	(99,083)

Total shareholders’ equity	336,131	330,811

Total liabilities and shareholders’ equity	$1,020,231	$1,052,299

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental	$25,160	$24,714	$49,826	$48,508
Tenant reimbursements and other	5,252	4,869	10,727	9,977

Total revenues	30,412	29,583	60,553	58,485

Operating expenses:
Property operating	6,227	6,019	12,931	12,412
Real estate taxes and insurance	3,032	2,726	5,949	5,257
General and administrative	2,838	2,621	5,539	5,587
Depreciation and amortization	9,022	10,117	18,261	19,791

Total operating expenses	21,119	21,483	42,680	43,047

Operating income	9,293	8,100	17,873	15,438

Other expenses (income):
Interest expense	8,776	8,835	17,908	17,124
Interest and other income	(104)	(172)	(235)	(366)
Gain on early retirement of debt	(2,620)	—	(4,732)	—

Total other expenses	6,052	8,663	12,941	16,758

Income (loss) from continuing operations before minority interests	3,241	(563)	4,932	(1,320)

Minority interests	(100)	18	(152)	40

Income (loss) from continuing operations	3,141	(545)	4,780	(1,280)

Discontinued operations:
Income from operations of disposed property	651	579	1,335	1,110
Gain on sale of disposed property	14,274	—	14,274	—
Minority interests in discontinued operations	(460)	(18)	(481)	(35)

Income from discontinued operations	14,465	561	15,128	1,075

Net income (loss)	$17,606	$16	$19,908	$(205)

Net income (loss) per share — basic:
Income (loss) from continuing operations	$0.13	$(0.02)	$0.20	$(0.05)
Income from discontinued operations	0.60	0.02	0.63	0.04

Net income (loss)	$0.73	$—	$0.83	$(0.01)

Net income (loss) per share — diluted:
Income (loss) from continuing operations	$0.13	$(0.02)	$0.20	$(0.05)
Income from discontinued operations	0.60	0.02	0.62	0.04

Net income (loss)	$0.73	$—	$0.82	$(0.01)

Weighted average common shares outstanding — basic	24,115	24,040	24,106	24,033
Weighted average common shares outstanding — diluted	24,173	24,040	24,154	24,033
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$19,908	$(205)
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of disposed property	(14,274)	—
Depreciation and amortization	478	550
Minority interests	481	35
Depreciation and amortization	18,993	20,164
Bad debt (recovery) expense	(12)	315
Stock based compensation	919	715
Amortization of deferred market rent	(903)	(886)
Amortization of deferred financing costs and bond discount	876	774
Amortization of rent abatement	1,233	517
Minority interests	152	(40)
Gain on early retirement of debt	(4,732)	—
Changes in assets and liabilities:
Escrows and reserves	(425)	(2,035)
Accounts and other receivables	88	(189)
Accrued straight-line rents	(1,086)	(919)
Prepaid expenses and other assets	1,172	1,235
Tenant security deposits	(194)	495
Accounts payable and other liabilities	892	1,570
Accrued interest	(296)	30
Rents received in advance	(945)	(61)
Deferred costs	(4,102)	(1,908)

Total adjustments	(1,685)	20,362

Net cash provided by operating activities	18,223	20,157

Cash flows from investing activities
Purchase deposit on future acquisitions	—	(50)
Proceeds from sale of real estate assets	50,573	—
Additions to rental property	(9,819)	(7,607)
Additions to construction in process	(7,685)	(5,226)
Acquisition of land parcels	—	(4,650)
Acquisition of rental property and associated intangible assets	—	(73,196)

Net cash provided by (used in) investing activities	33,069	(90,729)

Cash flows from financing activities
Financing costs	(328)	(1,264)
Proceeds from debt	58,300	64,000
Repayments of debt	(90,921)	(5,992)
Dividends to shareholders	(16,570)	(16,427)
Distributions to minority interests	(531)	(521)
Redemption of partnership units	(80)	(5,170)
Stock option exercises	38	42

Net cash (used in) provided by financing activities	(50,092)	34,668

Net increase (decrease) in cash and cash equivalents	1,200	(35,904)

Cash and cash equivalents, beginning of period	5,198	41,367

Cash and cash equivalents, end of period	$6,398	$5,463

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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2008, the Company was the sole general partner of, and owned a 96.9% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     As of June 30, 2008, the Company’s portfolio totaled approximately 11.4 million square feet. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The unaudited consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and First Potomac Management LLC. All intercompany balances and transactions have been eliminated in consolidation.
     The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and as updated from time to time in other filings with the Securities and Exchange Commission (“SEC”).
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions and dispositions throughout the year.
(b) Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
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
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations and classify the related assets and liabilities as held for sale on its current period balance sheet. Interest expense is reclassified to discontinued operations only to the extent the held for sale property is secured by specific mortgage debt.
     The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire and develop land while qualifying activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. Total interest expense capitalized to construction in progress was $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively. Capitalized interest is depreciated over the useful life of the associated assets, commencing when those assets are placed into service.

(g) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
•	the value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to nineteen years; and

•	the value of intangible tenant or customer relationships.
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $27.0 million and $24.3 million at June 30, 2008 and December 31, 2007, respectively.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheet. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three and six months ended June 30, 2008 and 2007.

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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income (loss), located in shareholders’ equity (cash flow hedge) or, through earnings, along with the change in fair value of the asset or liability being hedged (fair value hedge) for effective hedging relationships. Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings.
     On August 7, 2007, the Company entered into a $50 million Secured Term Loan with KeyBank, N.A. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the $50 million term loan at 2.71%, plus a spread of 70 to 125 basis points, based on certain leverage ratios, for a total rate ranging from 3.41% to 3.96%. The swap terminates in August 2010, which is concurrent with the termination date of the $50 million term loan. The interest rate swap is an effective hedge and the Company records all unrealized gains or losses associated with the change in fair value of the swap agreement as accumulated other comprehensive income (loss). The Company recognized $1.0 million and $0.7 million of accumulated other comprehensive income related to the change in the fair value of the swap for the three and six months ended June 30, 2008, respectively.
     In December 2006, and concurrent with the issuance of $125 million of Exchangeable Senior Notes, the Company purchased a capped call option on its common stock. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding. The option was recorded as a reduction of shareholders’ equity. For the three and six months ended June 30, 2008, the Company repurchased $20.25 million and $34.0 million, respectively, of its Exchangeable Senior Notes, effectively terminating the capped call option associated with the repurchased notes.
     The Company did not enter into any other derivative contracts during the three and six months ended June 30, 2008 or 2007.
(j) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive for the three and six months ended June 30, 2008 and 2007.

(k) Minority Interests
     Minority interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the value of the Company’s common shares at the date of redemption. Unit holders receive a distribution per unit equivalent to the dividend per common share. Minority interests are recorded based on their fair value at issuance, and are subsequently adjusted for the minority interests’ share of net income or loss and distributions paid. Redemptions are recorded in accordance with EITF Issue No. 95-7 “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts.” Differences between amounts paid to redeem minority interests and their carrying values are charged or credited to shareholders’ equity.
     At December 31, 2007, 807,233 Operating Partnership units, or 3.2% of the total outstanding Operating Partnership units, were not owned by the Company. During the first quarter of 2008, 26,181 Operating Partnership units were redeemed for 26,181 common shares valued at $0.4 million and 668 Operating Partnership units were purchased by the Company for $12 thousand of available cash. During the second quarter of 2008, 4,000 Operating Partnership units were purchased by the Company for $69 thousand of available cash. As of June 30, 2008, 776,384 Operating Partnership units, or 3.1% of the total outstanding Operating Partnership units, were not owned by the Company. Based on the closing share price of the Company’s common stock at the end of the second quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all outstanding Operating Partnership units not owned by the Company at June 30, 2008 would be approximately $11.8 million.
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
     The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator for basic and diluted earnings (loss) per share calculations:
Income (loss) from continuing operations	$3,141	$(545)	$4,780	$(1,280)
Income from discontinued operations	14,465	561	15,128	1,075

Net income (loss)	$17,606	$16	$19,908	$(205)

Denominator for basic and diluted earnings (loss) per share calculations:
Weighted average shares outstanding — basic	24,115	24,040	24,106	24,033
Effect of dilutive shares:
Employee stock options and non-vested shares	58	—	48	—

Weighted average shares outstanding — diluted	24,173	24,040	24,154	24,033

Net income (loss) per share — basic:
Income (loss) from continuing operations	$0.13	$(0.02)	$0.20	$(0.05)
Income from discontinued operations	0.60	0.02	0.63	0.04

Net income (loss)	$0.73	$—	$0.83	$(0.01)

Net income (loss) per share — diluted:
Income (loss) from continuing operations	$0.13	$(0.02)	$0.20	$(0.05)
Income from discontinued operations	0.60	0.02	0.62	0.04

Net income (loss)	$0.73	$—	$0.82	$(0.01)

     In accordance with SFAS No. 128, Earnings Per Share, the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock option awards	680	662	693	663
Non-vested share awards	85	106	96	107

	765	768	789	770

     Approximately 2.5 million and 3.5 million anti-dilutive shares from the assumed conversion of the Company’s Exchangeable Senior Notes were excluded from its calculation of earnings per share for the three and six months ended June 30, 2008 and 2007, respectively. The Company does not consider dividends paid on its non-vested shares in its dilutive share calculation.
(m) Share-Based Compensation
     Stock Options Summary
     During the first quarter of 2008, the Company issued 99,500 options under the Plan to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years. The Company recognized compensation expense related to stock options of $52 thousand and $101 thousand for the three months ended June 30, 2008 and 2007, respectively, and $107 thousand and $204 thousand for the six months ended June 30, 2008 and 2007, respectively. The decline in stock option expense from 2008 to 2007 is primarily attributable to options being fully vested in 2007 that were granted concurrent with the Company’s initial public offering in 2003.
      Non-vested share awards
     On March 18, 2008, the Company granted 180,867 restricted common shares to its executive officers. The award will vest in four separate tranches based upon achievement of specified performance conditions. The Company recognized compensation expense associated with all executive officer share based awards of $0.4 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.
     In May 2008, the Company issued a total of 17,500 common shares to its non-employee trustees, all of which will vest at the completion of a twelve-month period from the award date. The Company recognized compensation expense associated with all trustee share based awards of $68 thousand and $75 thousand for the three months ended June 30, 2008 and 2007, respectively, and $134 thousand and $156 thousand for the six months ended June 30, 2008 and 2007, respectively. The trustee shares were valued based on the prevailing market price on the date of issuance.
     A summary of the Company’s non-vested share awards as of June 30, 2008 is as follows:

		Weighted Average
	Non-vested	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2007	175,091	$23.26
Granted	180,867	8.73

Non-vested at March 31, 2008	355,958	15.88
Granted	17,500	17.05
Vested	(19,060)	26.69

Non-vested at June 30, 2008	354,398	$15.35

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
     In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries held by parties other than the parent be treated as a separate component of equity, not as a liability or other item outside of equity. Also, the Company will report net income attributable to both controlling and noncontrolling interests. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which would be effective for the Company’s fiscal year beginning January 1, 2009. The Company does not believe the implementation of this standard will have a material effect on its financial statements. Had the Company implemented this standard, $11.2 million of the Company’s minority partners’ interest at June 30, 2008 would have been reclassified from the mezzanine section of the Company’s balance sheet into shareholders’ equity. Also, income (loss) from continuing operations would have increased $100 thousand and decreased $18 thousand for the three months ended June 2008 and 2007, respectively, and would have increased $152 thousand and decreased $40 thousand for the six months ended June 30, 2008 and 2007, respectively. However, these amounts would have been considered in the determination of net income available to common shareholders.
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
     In April 2008, the FASB issued Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements to all recognized intangible assets, including those not acquired in a business combination. The Staff Position establishes a requirement to consider the Company’s expected use of the asset; the expected useful life of another asset group; and any legal or economic factors. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, which would be effective for the Company’s fiscal year beginning January 1, 2009. Early adoption is prohibited. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date. The Company is in the process of evaluating how adoption of FSP FAS 142-3 will impact its financial statements.

     In May 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will be required to determine the fair value of its Exchangeable Senior Notes as of the date of issuance and amortize the excess principal amount of the liability over its carrying amount to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease in net income and earnings per share for all periods presented. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied retrospectively to all periods presented. Early adoption of FSP APB 14-1 is not permitted. The Company is in the process of evaluating how adoption of FSP APB 14-1 will impact its financial statements.
     In June 2008, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in computing earnings per share under the two-class method described in FASB No. 128, Earnings Per Share. According to the Staff Position, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The Company’s non-vested share awards contain non-forfeitable dividend rights, which will cause them to be participating securities under FSP EITF 03-6-1. The Company is in the process of evaluating how adoption of FSP EITF 03-6-1 will impact its financial statements.
(3) Rental Property
     Rental property represents the property and developable land owned by the Company as of June 30, 2008 and December 31, 2007, respectively, all located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
Land	$226,600	$236,636
Buildings and improvements	742,135	764,664
Tenant improvements	45,972	39,786
Furniture, fixtures and equipment	9,898	9,900
Construction in process	21,107	14,195

	1,045,712	1,065,181
Less: accumulated depreciation	(97,835)	(88,075)

	$947,877	$977,106

(a) Development and Redevelopment Activity
     The Company intends to continue to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2008, the Company had a total of approximately 0.3 million square feet under development or redevelopment, which consists of approximately 0.1 million square feet in each of its three operating segments. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2008.
     At June 30, 2008, the Company owned land, which can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.
(b) Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $88.6 million during 2007: three buildings at Greenbrier Business Center; one building at Chesterfield Business Center; two buildings at Ammendale Business Park; two buildings at River’s Bend Center; and two buildings at Annapolis Commerce Park East.

(4) Discontinued Operations
     Income from discontinued operations represents the revenues and expenses associated with Alexandria Corporate Park, which was sold in June 2008. The property was located in the Company’s Northern Virginia reporting segment. The Company reported a gain on the sale of $14.3 million in its second quarter results. The Company has had no continuing involvement with this property subsequent to its disposal. Alexandria Corporate Park was among several properties that served as collateral on a $100 million fixed-rate mortgage loan issued by Jackson National Life Insurance Company (see Note 5). During June 2008, the Company removed Alexandria Corporate Park from its collateral base and replaced it with two properties, Northridge I & II and 15395 John Marshall Highway. Since the debt remained encumbered to properties that are wholly-owned by the Company, interest expense was not reclassified to discontinued operations. The Company incurred approximately $0.2 million of deferred financing costs associated with the transaction. The Company did not dispose of any other properties during the six months ended June 30, 2008 and 2007.
     The following table summarizes the components of income from discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$1,028	$1,226	$2,473	$2,494
Income from operations of disposed property	651	579	1,335	1,110
Gain on sale of disposed property	14,274	—	14,274	—
(5) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	June 30,	December 31,
	2008	2007
Mortgage debt, effective interest rates ranging from 5.13% to 8.53%, maturing at various dates through June 2021	$377,290	$390,072
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, maturing December 2011	89,601	122,797
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, with a variable interest rate of LIBOR + 1.10%, maturing August 2010(1)	50,000	50,000
Unsecured revolving credit facility, with a variable interest rate of LIBOR + 1.20%, maturing April 2010	47,400	38,600

	$639,291	$676,469

(1)	In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the $50 million term loan at 2.71%, plus a spread of 70 to 125 basis points, based on certain leverage ratios, for the life of the term loan.

(a) Mortgage Debt
     At June 30, 2008 and December 31, 2007, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual
	Interest	Effective		Maturity
Property	Rate	Interest Rate		Date	June 30, 2008	December 31, 2007
Herndon Corporate Center(1)	5.11%	5.66%		—	$—	$8,538
Norfolk Commerce Park II (2)	6.90%	5.28%		August 2008	7,057	7,192
Suburban Maryland Portfolio(3,4)	6.71%	5.54%		September 2008	72,364	73,546
Glenn Dale Business Center	7.83%	5.13%		May 2009	8,327	8,496
4200 Tech Court	8.07%	8.07%		October 2009	1,739	1,752
Park Central I	8.00%	5.66%		November 2009	4,873	4,991
4212 Tech Court	8.53%	8.53%		June 2010	1,700	1,710
Park Central II	8.32%	5.66%		November 2010	6,051	6,196
Enterprise Center(3)	8.03%	5.20%		December 2010	18,443	18,772
Indian Creek Court(3)	7.80%	5.90%		January 2011	13,012	13,199
403 and 405 Glenn Drive	7.60%	5.50%		July 2011	8,662	8,790
4612 Navistar Drive(3)	7.48%	5.20%		July 2011	13,353	13,565
Campus at Metro Park(3)	7.11%	5.25%		February 2012	24,533	24,893
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	10,369	10,535
Crossways Commerce Center	6.70%	6.70%		October 2012	25,196	25,377
Newington Business Park Center	6.70%	6.70%		October 2012	15,893	16,008
Prosperity Business Center	6.25%	5.75%		January 2013	3,807	3,862
Aquia Commerce Center I	7.28%	7.28%		February 2013	668	725
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,870	8,992
Linden Business Center	6.01%	5.58%		October 2013	7,448	7,515
Owings Mills Business Center	5.85%	5.75%		March 2014	5,697	5,742
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,782	8,834
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center , Northridge I & II and 15395 John Marshall Highway(5)	5.19%	5.19%		August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	912	961
Building C	7.88%	6.63%		December 2017	1,311	1,359
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	2,375	2,501
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,763	2,829
Gateway Centre Building I	7.35%	5.88%		November 2016	1,578	1,649
Airpark Business Center	7.45%	6.63%		June 2021	1,507	1,543

Total Mortgage Debt		5.60	%(6)		$377,290	$390,072

(1)	The loan was prepaid in February 2008.

(2)	The loan was prepaid in July 2008.

(3)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase.

(4)	The Suburban Maryland Portfolio consists of the following properties: Deer Park Center, 6900 English Muffin Way, Gateway Center, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Old Courthouse Square, Patrick Center, 7561 Lindbergh Drive, West Park and Woodlands Business Center.

(5)	On June 5, 2008, the Company sold its Alexandria Corporate Park property and replaced it in the collateral base with two properties, Northridge I & II and 15395 John Marshall Highway.

(6)	Weighted average interest rate on total mortgage debt.

     On July 7, 2008, the Company prepaid the $7.0 million remaining principal balance and the related accrued interest on the mortgage loan that encumbered Norfolk Commerce Park II. The prepayment was funded with borrowings on the Company’s unsecured revolving credit facility and available cash. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred.
     On July 23, 2008, the Company received an amended commitment for a $70 million secured term loan from KeyBank, N.A. to refinance the approximately $70 million mortgage loan on its Suburban Maryland Portfolio. It is anticipated that the new loan will have an initial balance of $35 million with the ability to increase the loan amount by $35 million. This will allow certain Suburban Maryland Portfolio assets to be included in the Company’s unencumbered borrowing base, allowing the Company to make full use of its unsecured revolving credit facility, which has a lower interest rate, while also facilitating the possible sale of those assets. The new loan will have a two-year term, with a Company option to extend the loan for an additional one-year period with the payment of a 25 basis point extension fee. The loan will bear interest at a rate of LIBOR plus 225 basis points.
(b) Exchangeable Senior Notes
     During May 2008, the Company repurchased $20.25 million of its Exchangeable Senior Notes, which resulted in a gain of $2.6 million, net of deferred financing costs and original issue discount write-offs. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash. As of June 30, 2008, the Company was in compliance with all the covenants of its Exchangeable Senior Notes.
(c) Unsecured Revolving Credit Facility
     During the second quarter of 2008, the Company repaid $49.5 million on its unsecured revolving credit facility with proceeds from the sale of Alexandria Corporate Park. Also, the Company borrowed $30.8 million on its unsecured revolving credit facility to repurchase a portion of its Exchangeable Senior Notes and for other general corporate purposes. As of June 30, 2008, the effective underlying interest rate on the Company’s unsecured revolving credit facility was 3.7% and the Company was in compliance with all of the terms of its unsecured revolving credit facility.
(6) Comprehensive Income
     In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on its $50 million term loan at 2.71%, plus a spread of 70 to 125 basis points, based on certain leverage ratios, for the life of the term loan. The interest rate swap is an effective cash flow hedge and the Company records any unrealized gains associated with the change in fair value of the swap agreement within shareholder’s equity and prepaid expenses and other assets and any unrealized losses within shareholder’s equity and other liabilities. Total comprehensive income (loss) is summarized as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income (loss)	$17,606	$16	$19,908	$(205)
Unrealized gain on derivative, net of minority interests	978	—	682	—

Total comprehensive income (loss)	$18,584	$16	$20,590	$(205)

(7) Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157 and the provisions of FSP 157-2, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. Under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which was effective for fiscal years beginning after November 15, 2007, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair measurement option under SFAS No. 159 for any of its financial assets or liabilities.

     The Company currently has one derivative instrument that is measured under the SFAS No. 157. The derivative is valued based on the prevailing market yield curve on the date of measurement. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS 157. The three levels are as follows:
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2008. The derivative instrument in the table below is located on the Company’s consolidated balance sheet under “Prepaid expenses and other assets” (amounts in thousands):

	Balance at
	June 30, 2008	Level 1	Level 2	Level 3
Assets:
Derivative instrument-swap agreement	$682	$—	$682	$—

     During the six months ended June 30, 2008, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities. Accordingly, the Company’s financial information was unaffected by the partial deferral of the adoption of SFAS 157, as prescribed by FSP 157-2.
(8) Segment Information
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
     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended June 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	63	47	53	163
Square feet	3,362,270	2,759,654	5,241,891	11,363,815

Total revenues	$10,374	$9,111	$10,927	$30,412
Property operating expense	(1,884)	(1,861)	(2,482)	(6,227)
Real estate taxes and insurance	(923)	(1,074)	(1,035)	(3,032)

Total property operating income	$7,567	$6,176	$7,410	21,153

Depreciation expense				(9,022)
Interest expense				(8,776)
General and administrative				(2,838)
Other				2,624
Income from discontinued operations				14,465

Net income				$17,606

Total assets(1)	$384,289	$279,744	$312,691	$1,020,231

Capital expenditures(2)	$5,647	$7,019	$4,720	$17,504

	Three Months Ended June 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	63	48	53	164
Square feet	3,288,182	2,978,966	5,100,823	11,367,971

Total revenues	$9,852	$9,125	$10,606	$29,583
Property operating expense	(1,766)	(1,818)	(2,435)	(6,019)
Real estate taxes and insurance	(887)	(847)	(992)	(2,726)

Total property operating income	$7,199	$6,460	$7,179	20,838

Depreciation expense				(10,117)
Interest expense				(8,835)
General and administrative				(2,621)
Other				190
Income from discontinued operations				561

Net income				$16

Total assets(1)	$380,799	$325,494	$302,840	$1,046,426

Capital expenditures(2)	$1,942	$4,461	$6,294	$12,833

	Six Months Ended June 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$20,666	$17,868	$22,019	$60,553
Property operating expense	(4,175)	(3,790)	(4,966)	(12,931)
Real estate taxes and insurance	(1,886)	(2,003)	(2,060)	(5,949)

Total property operating income	$14,605	$12,075	$14,993	41,673

Depreciation expense				(18,261)
Interest expense				(17,908)
General and administrative				(5,539)
Other				4,815
Income from discontinued operations				15,128

Net income				$19,908

	Six Months Ended June 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$19,750	$18,095	$20,640	$58,485
Property operating expense	(3,971)	(3,875)	(4,566)	(12,412)
Real estate taxes and insurance	(1,748)	(1,567)	(1,942)	(5,257)

Total property operating income	$14,031	$12,653	$14,132	40,816

Depreciation expense				(19,791)
Interest expense				(17,124)
General and administrative				(5,587)
Other				406
Income from discontinued operations				1,075

Net loss				$(205)

(1)	Corporate assets not allocated to any of the Company’s reportable segments totaled $43,507 and $37,293 at June 30, 2008 and 2007, respectively.

(2)	Capital expenditures for corporate assets not allocated to any of the Company’s reportable segments totaled $118 and $136 at June 30, 2008 and 2007, respectively.

(9) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the six months ended June 30 are as follows (amounts in thousands):

	2008	2007
Cash paid for interest, net	$17,829	$17,848
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	—	8,883
Issuance of Operating Partnership units in exchange for limited partnership interests	—	1,701
Conversion of Operating Partnership units into common shares	358	219
     Cash paid for interest on indebtedness is net of capitalized interest of $0.8 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.
     During the six months ended June 30, 2008 and 2007, 26,181 and 15,000 Operating Partnership units, respectively, were redeemed for the Company’s common shares.
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
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning, developing, redeveloping and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company strategically focuses on acquiring, developing and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of June 30, 2008, the Company owned approximately 11.4 million square feet, and the Company’s properties were 86.6% occupied by 604 tenants. As of June 30, 2008, the Company’s largest tenant was the U.S. Government, which accounted for 6.6% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2008, the Company was the sole general partner of and owned a 96.9% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying unaudited consolidated financial statements, are limited partnership interests owned by some of the Company’s executive officers and trustees, who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
Executive Summary
     For the second quarter of 2008, the Company’s funds from operations, which exclude cash gains on sale, (“FFO”) increased 26% to $13.1 million, or $0.53 per diluted share, compared with $10.4 million, or $0.42 per diluted share, during the second quarter of 2007. The Company reported net income for the second quarter of 2008 of $17.6 million, or $0.73 per diluted share, compared with net income of $16,000 for the second quarter of 2007.
     The Company’s FFO for the first six months of 2008 increased 24% over the prior-year period to $25.0 million, or $1.00 per diluted share, compared with $20.1 million, or $0.80 per diluted share, for the first six months of 2007. The Company reported net income for the first six months of 2008 of $19.9 million, or $0.82 per diluted share, compared with a net loss of $0.2 million, or $0.01 per diluted share, for the first six months of 2007. In June 2008, the Company sold its Alexandria Corporate Park property for a gain on sale of $14.3 million, or $0.57 per diluted share after minority interests. For the three months and six months ended June 30, 2008, the Company repurchased $20.25 million and $34.0 million, respectively, of its Exchangeable Senior Notes at a discount, resulting in a net gain of $2.6 million, or $0.10 per diluted share after minority interests, and $4.7 million, or $0.19 per diluted share after minority interests, respectively.

Significant Second Quarter Transactions
•	On June 5, 2008, the Company sold its Alexandria Corporate Park property, located at 6315 Bren Mar Drive in Alexandria, Virginia, for net proceeds of $50.6 million. The Company reported a gain on the sale of $14.3 million in its second quarter results. Operating results and the gain on sale for the Alexandria Corporate Park property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations. The Company used the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility;

•	During the second quarter of 2008, the Company executed 347,000 square feet of new leases, including 76,000 square feet at Ammendale Business Park, 54,000 square feet at Windsor at Battlefield and 33,000 square feet at Norfolk Commerce Park. Rent is expected to commence for all new leases by the end of the first quarter of 2009;

•	During the second quarter of 2008, the Company executed 541,000 square feet of renewal leases, which include 172,000 square feet at Plaza 500 and 118,000 square feet at Glenn Dale Business Center;

•	On July 23, 2008, the Company received an amended commitment for a $70 million secured term loan from KeyBank, N.A. to refinance the approximately $70 million mortgage loan on its Suburban Maryland Portfolio. It is anticipated that the new loan will have an initial balance of $35 million with the ability to increase the loan by $35 million. This will allow certain Suburban Maryland Portfolio assets to be included in the Company’s unencumbered borrowing base, allowing the Company to make full use of its unsecured revolving credit facility, which has a lower interest rate. The new loan will have a two-year term, with a Company option to extend the loan for an additional one-year period with the payment of a 25 basis point extension fee. The loan will bear interest at a rate of LIBOR plus 225 basis points;

•	On July 7, 2008, the Company prepaid the $7.0 million remaining principal balance and the related accrued interest on the mortgage loan that encumbered a building in Norfolk Commerce Park. The loan, which was to mature on August 7, 2008, had a contractual interest rate of 6.90% and an effective interest rate of 5.28%. The prepayment was funded with borrowings on the Company’s unsecured revolving credit facility and available cash; and

•	In May 2008, the Company repurchased $20.25 million of its Exchangeable Senior Notes, at an average price of 85.24%, which resulted in a gain of $2.6 million, net of deferred financing costs and original issue discount write-offs. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash.
Development and Redevelopment Activity
     As of June 30, 2008, the Company continued development and redevelopment of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction.
     During the second quarter of 2008, the Company substantially completed development of 57,521 square feet of space at Sterling Park Business Center in its Northern Virginia reporting segment and 4,500 square feet of space at Snowden Center in its Maryland reporting segment.
     As of June 30, 2008, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
•	Ammendale Business Park — a 76,000 square foot business park property redevelopment. Costs incurred to date include architectural and engineering demolition drawings as well as construction costs that include the complete gutting of the interior (floors, walls, doors, ceiling, mechanical, electrical, etc.) in addition to the previously completed roofing and roof top unit demolition costs;

•	Enterprise Parkway — a 71,000 square foot multi-tenanted office space redevelopment. Costs incurred to date include building, lobby and common corridor renovation as well as schematic architectural and engineering design for future tenant layouts;

•	Gateway 270 — a 55,000 square foot business park redevelopment. Costs incurred to date include architectural and engineering design and permitting;

•	Greenbrier Technology Center III — a 48,000 square foot office building is currently in the design phase. Architectural and civil schematic designs have been completed and design development drawings are in progress; and

•	Sterling Park Business Center — a 57,000 business park building, adjacent to the recently completed building mentioned above, is in the initial phases of construction. Costs to date are for site preparation work as well as design planning.
     The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of unfinished space. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2008 and into 2009. At June 30, 2008, the Company owned developable land, which can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in its consolidated financial statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectability of accounts receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate and share-based compensation.
     The following is a summary of certain aspects of these critical accounting policies.
Revenue Recognition
     Rental revenue under leases with scheduled rent increases or rent abatements is recognized ratably over the term of the leases. Accrued straight-line rents included in the Company’s consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over contractual rent under applicable lease provisions. The Company’s leases generally contain provisions under which the tenants reimburse the Company for a portion of the Company’s property operating expenses and real estate taxes. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized on the date of termination when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants.
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
Share-Based Compensation
     The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which require that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2007
     2007 Acquisitions
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
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change

Rental	$25,160	$24,714	$49,826	$48,508	$446	2%	$1,318	3%
Tenant reimbursements & other	$5,252	$4,869	$10,727	$9,977	$383	8%	$750	8%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $0.4 million and $1.3 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase was primarily the result of the Company’s 2007 Acquisitions, which contributed additional rental revenue for the three and six months ended June 30, 2008 of $0.5 million and $1.6 million, respectively, compared to the same periods in 2007. Rental revenue from the Remaining Portfolio decreased $0.1 million and $0.3 million during the three and six months ended June 30, 2008, respectively, when compared to prior year, due to a decline in occupancy.
     The increase in rental revenue for the three and six months ended June 30, 2008 includes $0.5 million and $1.1 million, respectively, for the Company’s Maryland reporting segment and $0.2 million and $0.7 million, respectively, for the Southern Virginia reporting segment. The increase in rental revenue for the three and six months ended June 30, 2008 compared to 2007 was partially offset by a decrease of $0.3 million and $0.5 million, respectively, in rental revenue for the Company’s Northern Virginia reporting segment.
     The Company’s portfolio occupancy was 86.6% at June 30, 2008, compared to 87.1% at June 30, 2007. The Company experienced 2.3 million square feet of expired or terminated leases during 2007 and an additional 1.6 million square feet of expired or terminated leases during the six months ended June 30, 2008. The Company executed leases for 0.9 million square feet and 1.8 million square feet of leasing during the three and six months ended June 30, 2008. The Company’s portfolio was 88.2% leased at June 30, 2008 compared to 88.7% at June 30, 2007.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as lease termination fees and late fees. Tenant reimbursements and other revenues increased $0.4 million and $0.8 million during the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. The Remaining Portfolio contributed an increase in tenant reimbursements and other revenues of $0.4 million and $0.6 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in the Remaining Portfolio is primarily due to termination fee income resulting from the negotiated departure of certain tenants, which contributed an increase of $0.1 million and $0.6 million, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The Company subsequently renewed and expanded other existing tenants into a majority of the terminated tenant’s space prior to the end of the first quarter of 2008. The remaining increase in tenant reimbursement and other revenues was due to the 2007 Acquisitions.
     The increases in tenant reimbursements and other revenues for the three and six months ended June 30, 2008 include $0.3 million and $0.3 million, respectively, for the Northern Virginia reporting segment and $0.1 million and $0.7 million, respectively, for the Southern Virginia reporting segment. Tenant reimbursements and other revenues increased $7 thousand and decreased $0.2 million for the Company’s Maryland reporting segment for the three and six months ended June 30, 2008, respectively.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change

Property operating	$6,227	$6,019	$12,931	$12,412	$208	3%	$519	4%
Real estate taxes & insurance	$3,032	$2,726	$5,949	$5,257	$306	11%	$692	13%
     Property operating expenses increased $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The overall increase in property operating expenses is primarily due to the impact from the 2007 Acquisitions, which resulted in $0.1 million and $0.4 million of additional property operating expenses during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Property operating expenses for the Remaining Portfolio increased $0.1 million for both the three and six months ended June 30, 2008 compared to the same periods in 2007.
     The increase in total property operating expenses for the three and six months ended June 30, 2008 include $0.1 million and $0.2 million, respectively, for the Company’s Maryland reporting segment and $0.1 million and $0.4 million, respectively, for the Southern Virginia reporting segment. Property operating expenses in the Company’s Northern Virginia reporting segment increased slightly for the three months ended June 30, 2008 compared to 2007 and decreased $0.1 million for the six months ended June 30, 2008 compared to 2007.
     Real estate taxes and insurance expense increased $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The majority of the increase can be attributed to generally higher real estate assessments and taxes on the Company’s properties located in Loudon County, Stafford County and Fairfax County, Virginia.
     Real estate taxes and insurance for the three and six months ended June 30, 2008 increased $37 thousand and $0.2 million, respectively, for the Company’s Maryland reporting segment, $0.2 million and $0.4 million, respectively, for the Northern Virginia reporting segment and $42 thousand and $0.1 million, respectively, for the Southern Virginia reporting segment.
      Other Operating Expenses
     General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Decrease	Change

General and administrative	$2,838	$2,621	$5,539	$5,587	$217	8%	$48	1%
     General and administrative expenses increased $0.2 million for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to increased compensation and benefits expense, including increased share-based compensation expense as a result of restricted shares issued in March 2008. The Company also recognized expenses related to a joint venture and an acquisition that were not completed in the second quarter of 2008.
     General and administrative expenses decreased $48 thousand for the six months ended June 30, 2008 compared to the same period in 2007. During the first quarter of 2007, the Company incurred $0.2 million of charges related to acquisition property audits necessary to file certain registration statements with the SEC as well as costs associated with proposed acquisitions that were not completed. The Company incurred $0.1 million of abandon acquisition costs for the six months ended June 30, 2008.

     Depreciation and amortization expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Decrease	Change	Decrease	Change

Depreciation and amortization	$9,022	$10,117	$18,261	$19,791	$1,095	11%	$1,530	8%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $1.1 million and $1.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease is primarily due to a reduction of $1.2 million and $2.0 million of depreciation on the Remaining Portfolio for the three and six months ended June 30, 2008, respectively, compared to 2007, as certain acquired tenant improvements, intangible in-place leases and customer relationship assets amortized in full as leases reached their contractual termination and as a result of costs written-off associated with early lease terminations. The decrease in depreciation and amortization was partially off set by $0.1 million and $0.5 million of additional depreciation expense recorded as a result of the 2007 Acquisitions for the three and six months ended June 30, 2008, respectively, compared to 2007.
     Other Expense
     Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Decrease	Change	Increase	Change

Interest expense	$8,776	$8,835	$17,908	$17,124	$59	1%	$784	5%
     The Company continually searches for prudent, cost effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period over period comparisons of interest expense. The Company had a higher average outstanding debt balance during the six months ended June 30, 2008 compared to the same period of 2007, which was due to the funding of six acquisitions in 2007. However, the Company had a lower outstanding debt balance at June 30, 2008 compared to June 30, 2007 as proceeds from the sale of a property in June 2008 were used to repay outstanding debt.
     Interest expense decreased $0.1 million for the three months ended June 30, 2008 compared to the same period in 2007. In August 2007, the Company entered into a $50.0 million variable-rate secured term loan, which was fixed in 2008 under an interest rate swap agreement, to an interest rate of 2.71% plus a spread of 70 to 125 basis points, based on certain leverage ratios. The term loan and swap agreement resulted in $0.5 million of additional interest expense for the three months ended June 30, 2008. In May 2008, the Company repurchased $20.25 million of its Exchangeable Senior Notes, at a discount, resulting in $0.3 million less interest expense on its Exchangeable Senior Notes for the three months ended June 30, 2008 compared to 2007. Weighted average borrowings outstanding on the unsecured revolving credit facility increased $32.5 million during the three month comparative period; however, the weighted average interest rate declined from 6.58% during the three months ended June 30, 2007 to 3.98% during the three months ended June 30, 2008, resulting in a nominal decline in interest expense. During the first quarter of 2008, the Company repaid the outstanding mortgage encumbering Herndon Corporate Center, which resulted in a decrease in interest expense of $0.1 million for the three months ended June 30, 2008. The decrease in interest expense was also attributable to a $0.2 million increase in capitalized interest related to development and redevelopment activity for the three months ended June 30, 2008 compared to the same period in 2007.

     Interest expense increased $0.8 million for the six months ended June 30, 2008 compared to the same period in 2007. The term loan and swap agreement discussed above resulted in additional interest expense of $1.0 million for the six months ended June 30, 2008. The increase in interest expense can also be attributed to higher average borrowings on the Company’s unsecured revolving credit facility. Weighted average borrowings on the unsecured revolving credit facility increased $35.7 million, and the weighted average interest rate declined from 6.58% to 4.38% during this six month comparative timeframe which collectively resulted in $0.5 million of additional interest expense for the six months ended June 30, 2008. The additional borrowings were used to fund the majority of the 2007 Acquisitions, various development projects and the repurchase of a portion of the Company’s Exchangeable Senior Notes. In 2008, the Company repurchased $34.0 million of its Exchangeable Senior Notes, at a discount, resulting in $0.3 million less interest expense for the six months ended June 30, 2008 compared to 2007. The increase in interest expense was partially offset by a $0.4 million increase in capitalized interest related to development and redevelopment activity for the six months ended June 30, 2008 compared to the same period in 2007.
     Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Decrease	Change	Decrease	Change

Interest and other income	$104	$172	$235	$366	$68	40%	$131	36%
     Interest and other income include amounts earned on the Company’s funds held in various operating cash operating and escrow accounts. Interest and other income decreased $0.1 million for both the three and six months ended June 30, 2008 compared to the same periods in 2007. The decrease in interest and other income is primarily attributed to lower average interest rates in 2008 compared to 2007. The Company earned 3.3% and 3.8% during the three and six months ended June 30, 2008 compared to 5.3% during each of the same periods in 2007.
     Gain on early retirement of debt is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change

Gain on early retirement of debt	$2,620	$—	$4,732	$—	$2,620	—	$4,732	—
     In March and May 2008, the Company repurchased $13.75 million and $20.25 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $2.6 million and $4.7 million for the three and six months ended June 30, 2008, respectively, net of deferred financing costs and original issue discount write-offs. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash.
     Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change

Minority interests	$100	$(18)	$152	$(40)	$118	656%	$192	480%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The increase in minority interest expense can be attributed to a $3.7 million increase in income from continuing operations for the three months ended June 30, 2008 compared to 2007 and $6.3 million increase for the six months ended June 30, 2008 compared to 2007. The outstanding weighted average interests owned by limited partners were 3.1% and 3.3% at June 30, 2008 and 2007, respectively.

     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change

Income from discontinued operations	$14,465	$561	$15,128	$1,075	$13,904	2478%	$14,053	1307%
     On June 5, 2008, the Company sold its Alexandria Corporate Park property located at 6315 Bren Mar Drive in Alexandria, Virginia, and recognized a gain on sale of $14.3 million. The property was located in the Company’s Northern Virginia reporting segment. Operating results and the gain on sale for the Alexandria Corporate Park property are reflected as discontinued operations in the Company’s consolidated statement of operations.
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
     The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, sales of assets or joint ventures. The Company could also issue units of partnership interest in the Operating Partnership to fund a portion of the purchase price for some of its future building acquisitions.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Six Months Ended
	June 30,
(amounts in thousands)	2008	2007	Change

Cash provided by operating activities	$18,223	$20,157	$(1,934)
Cash provided by (used in) investing activities	$33,069	$(90,729)	$123,798
Cash (used in) provided by financing activities	$(50,092)	$34,668	$(84,760)

     Net cash provided by operating activities decreased $1.9 million for the six months ended June 30, 2008 compared to the same period in 2007. The decrease was largely the result of the use of additional cash for leasing costs, the timing of payments of accounts payable and other liabilities and a reduction in the amounts of rents paid by tenants in advance of contractual payment dates.
     Net cash provided by investing activities was $33.1 million for the six months ended June 30, 2008 and net cash used in investing activities was $90.7 million for the same period in 2007, primarily due to the timing of the Company’s acquisitions and dispositions. For the six months ended June 30, 2008, the Company disposed of Alexandria Corporate Park for net proceeds of $50.6 million. For the six months ended June 30, 2007, the Company acquired six properties and vacant land for $77.8 million. The Company did not acquire any properties during the six months ended June 30, 2008 and did not dispose of any properties during the six months ended June 30, 2007. Also, the Company spent an additional $4.7 million on tenant improvements, space refurbishments and capital and construction projects for the six months ended June 30, 2008 compared to the same period in 2007.
     Net cash used in financing activities was $50.1 million for the six months ended June 30, 2008 compared to net cash provided by financing activities of $34.7 million during the same period in 2007. The change is primarily due to an increase in debt repayments. During the first half of 2008, the Company repurchased $34.0 million of its outstanding Exchangeable Senior Notes for $28.6 million, which was financed through borrowing on its unsecured revolving credit facility. Subsequently, the Company used the majority of the $50.6 million of proceeds from a property disposition to repay a portion of the outstanding balance on the unsecured revolving credit facility. The Company also repaid the $8.5 million mortgage loan that encumbered Herndon Corporate Center and repaid $4.2 million of additional mortgage debt in 2008. Comparatively in 2007, the Company repaid $4.1 million of mortgage debt. The decrease in financing activities was partially offset by the repurchase of 178,049 Operating Partnership units during the six months ended June 30, 2007 for $5.2 million. The Company repurchased 4,668 Operating Partnership units during the six months ended June 30, 2008 for $80 thousand.
Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance.

Comparison of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2007
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Number of buildings (1)	159	159	—	—	153	153	—	—

Same property revenue
Rental	$24,283	$24,429	$(146)	(0.6)	$45,139	$45,815	$(676)	(1.5)
Tenant reimbursements	4,831	4,705	126	2.7	9,382	9,391	(9)	(0.1)

Total same property revenue	29,114	29,134	(20)	—	54,521	55,206	(685)	(1.2)

Same property operating expenses
Property	5,422	5,551	(129)	(2.3)	10,842	11,287	(445)	(3.9)
Real estate taxes and insurance	2,936	2,687	249	9.3	5,469	4,996	473	9.5

Total same property operating expenses	8,358	8,238	120	1.5	16,311	16,283	28	0.2

Same property net operating income	$20,756	$20,896	$(140)	(0.7)	$38,210	$38,923	$(713)	(1.8)

Reconciliation to net income (loss)
Same property net operating income	$20,756	$20,896			$38,210	$38,923
Non-comparable net operating income (2)	397	(58)			3,463	1,893
General and administrative expenses	(2,838)	(2,621)			(5,539)	(5,587)
Depreciation and amortization	(9,022)	(10,117)			(18,261)	(19,791)
Other expenses, net	(6,052)	(8,663)			(12,941)	(16,758)
Minority interests	(100)	18			(152)	40
Discontinued operations (3)	14,465	561			15,128	1,075

Net income (loss)	$17,606	$16			$19,908	$(205)

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2008	2007	2008	2007
Same Properties	85.6%	87.2%	85.7%	87.1%
Non-comparable Properties (4)	96.6%	87.1%	93.2%	89.4%
Total	86.1%	87.2%	86.4%	87.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Discontinued operations represent income and the gain on sale related to Alexandria Corporate Park, which was sold in June 2008.

(4)	Non-comparable Properties include: Alexandria Corporate Park, Crossways Commerce Center (expansion), River’s Bend Center II and Annapolis Commerce Park East. In addition, non-comparable properties for the six months ended June 30, 2008 also include: John Marshall Highway (Building II), Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and Ammendale Commerce Center.
     Same Property NOI decreased $0.1 million, or 0.7%, and $0.7 million, or 1.8%, for the three and six months ended June 30, 2008, respectively, compared to the same period in 2007. Rental revenue decreased $0.1 million and $0.7 million for the three and six months ended June 30, 2008, respectively, as a result of a decline in the weighted average occupancy during 2008 compared to 2007. Total same property operating expense increased $0.1 million during the three months ended June 30, 2008 compared to 2007 due to higher property assessments and increased real estate tax rates, primarily associated with properties in Northern Virginia, that are generally recovered through tenant reimbursement revenue.

Maryland

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Number of buildings (1)	61	61	—	—	59	59	—	—

Same property revenue
Rental	$8,167	$8,050	$117	1.5	$15,999	$15,851	$148	0.9
Tenant reimbursements	1,497	1,612	(115)	(7.1)	3,194	3,441	(247)	(7.2)

Total same property revenue	9,664	9,662	2	—	19,193	19,292	(99)	(0.5)

Same property operating expenses
Property	1,622	1,650	(28)	(1.7)	3,615	3,812	(197)	(5.2)
Real estate taxes and insurance	894	882	12	1.4	1,784	1,716	68	4.0

Total same property operating expenses	2,516	2,532	(16)	(0.6)	5,399	5,528	(129)	(2.3)

Same property net operating income	$7,148	$7,130	$18	0.3	$13,794	$13,764	$30	0.2

Reconciliation to total property operating income:
Same property net operating income	$7,148	$7,130			$13,794	$13,764
Non-comparable net operating income(2)	419	69			811	267

Total property operating income	$7,567	$7,199			$14,605	$14,031

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2008	2007	2008	2007
Same Properties	88.9%	88.5%	88.8%	88.7%
Non-comparable Properties(3)	98.8%	—	99.2%	—
Total	89.2%	88.5%	89.3%	88.7%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable Properties include: Annapolis Commerce Park East. In addition, non-comparable properties for the six months ended June 30, 2008 also include: Ammendale Commerce Center.
     Same Property NOI for the Maryland properties increased slightly for the three and six months ended June 30, 2008 compared to the same period in 2007. Rental revenue increased by $0.1 million for the three and six months ended June 30, 2008 as a result of increased occupancy and slightly higher rental rates. Total same property operating expenses for the Maryland properties decreased slightly for the three months ended June 30, 2008 and decreased $0.1 million for the six months ended June 30, 2008 primarily due to lower snow and ice removal costs during the first quarter of 2008 and lower utility expenses in the second quarter of 2008. This was partially offset by an increase in real estate taxes and insurance for the three and six months ended June 30, 2008.

Northern Virginia

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Number of buildings (1)	47	47	—	—	47	47	—	—

Same property revenue
Rental	$7,509	$7,826	$(317)	(4.1)	$14,260	$15,036	$(776)	(5.2)
Tenant reimbursements	1,579	1,298	281	21.6	2,990	2,713	277	10.2

Total same property revenue	9,088	9,124	(36)	(0.4)	17,250	17,749	(499)	(2.8)

Same property operating expenses
Property	1,690	1,679	11	0.7	3,428	3,650	(222)	(6.1)
Real estate taxes and insurance	1,074	847	227	26.8	1,949	1,562	387	24.8

Total same property operating expenses	2,764	2,526	238	9.4	5,377	5,212	165	3.2

Same property net operating income	$6,324	$6,598	$(274)	(4.2)	$11,873	$12,537	$(664)	(5.3)

Reconciliation to total property operating income
Same property net operating income	$6,324	$6,598			$11,873	$12,537
Non-comparable net operating income(2)	(148)	(138)			202	116

Total property operating income	$6,176	$6,460			$12,075	$12,653

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2008	2007	2008	2007
Same Properties	85.8%	90.5%	85.7%	90.3%
Non-comparable Properties (3)	89.9%	82.3%	94.5%	84.3%
Total	86.2%	89.7%	86.5%	89.6%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable Properties include: Alexandria Corporate Park. In addition, non-comparable properties for the six months ended June 30, 2008 also include: John Marshall Highway (Building II).
     Same Property NOI for the Northern Virginia properties decreased $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively, compared to the same period in 2007. Total same property rental revenues decreased $0.3 million and $0.8 million for the three and six months ended June 30, 2008, respectively, as a result of higher vacancy, while tenant reimbursement revenue increased as a result of increased property operating expenses. Total same property operating expenses increased $0.2 million for the three and six months ended June 30, 2008, respectively, due to increased property assessments and higher real estate tax rates, offset by lower snow and ice removal costs during the first quarter of 2008, compared to the same period in 2007.

Southern Virginia

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change

Number of buildings (1)	51	51	—	—	47	47	—	—

Same property revenue
Rental	$8,607	$8,553	$54	0.6	$14,880	$14,928	$(48)	(0.3)
Tenant reimbursements	1,755	1,795	(40)	(2.2)	3,198	3,237	(39)	(1.2)

Total same property revenue	10,362	10,348	14	0.1	18,078	18,165	(87)	(0.5)

Same property operating expenses
Property	2,110	2,222	(112)	(5.0)	3,799	3,825	(26)	(0.7)

Real estate taxes and insurance	968	958	10	1.0	1,736	1,718	18	1.0

Total same property operating expenses	3,078	3,180	(102)	(3.2)	5,535	5,543	(8)	(0.1)

Same property net operating income	$7,284	$7,168	$116	1.6	$12,543	$12,622	$(79)	(0.6)

Reconciliation to total property operating income
Same property net operating income	$7,284	$7,168			$12,543	$12,622
Non-comparable net operating income (2)	126	11			2,450	1,510

Total property operating income	$7,410	$7,179			$14,993	$14,132

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2008	2007	2008	2007
Same Properties	83.2%	84.4%	83.4%	84.2%
Non-comparable Properties (3)	100.0%	—	91.5%	—
Total	84.0%	84.4%	84.6%	84.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable Properties include: Crossways Commerce Center (expansion) and River’s Bend Center II. In addition, non-comparable properties for the six months ended June 30, 2008 also include: Greenbrier Circle Corporate Center, Greenbrier Technology Center I and Pine Glen.
     Same Property NOI for the Southern Virginia properties increased $0.1 million for the three months ended June 30, 2008 and decreased $0.1 million for the six months ended June 30, 2008 compared to the same period in 2007. Same property rental revenues were relatively unchanged while property operating expense decreased $0.1 million during the three months in 2008 compared to 2007. Total same property revenue decreased slightly for the six months ended June 30, 2008 as a result of higher vacancy during the first quarter of 2008 that also contributed to lower tenant reimbursement revenue. Total same property operating expenses remained flat for the six months ended June 30, 2008 compared to the same period in 2007.
Contractual Obligations
     As of June 30, 2008, the Company had development and redevelopment contractual obligations of $1.5 million outstanding and capital improvement obligations of $2.3 million. Development and redevelopment contractual obligations include commitments primarily related to the Sterling Park Business Center, Ammendale Commerce Center, Snowden Center and Glenn Dale Business Center projects. Capital expenditure obligations generally represent commitments for roof, asphalt, HVAC replacements and other structural improvements. Also, as of June 30, 2008, the Company had $1.4 million of tenant improvement obligations which it expects to incur on its in-place leases.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of beneficial interest of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At June 30, 2008, the Company was the sole general partner of and owns 96.9% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees, who contributed properties and other assets to the Company upon its formation, and other unrelated parties. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On July 22, 2008, the Company declared a dividend of $0.34 per common share. The dividend was paid on August 8, 2008, to common shareholders of record as of August 1, 2008.

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
     The following table presents a reconciliation of net income to FFO available to common share and unit holders (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2008	2007	2008	2007

Net income (loss)		$17,606	$16	$19,908	$(205)
Add:	Depreciation and amortization of real estate assets	9,022	10,117	18,261	19,791
	Discontinued operations depreciation and amortization	197	275	478	550
	Minority interests	560	—	633	(5)
Less: Gain on sale of disposed property		(14,274)	—	(14,274)	—

FFO available to common shareholders and unitholders		$13,111	$10,408	$25,006	$20,131

Weighted average common shares and Operating Partnership units outstanding — diluted		24,953	25,004	24,937	25,049
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional common shares; and other risks previously disclosed in Item 1A, ‘Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of June 30, 2008.

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
     The Company had $97.4 million in variable rate debt, comprised of a $50.0 million term loan and $47.4 million of borrowings on the Company’s unsecured revolving credit facility, or 15%, of the total $639.3 million debt outstanding as of June 30, 2008.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at June 30, 2008 to be $364.8 million compared to the $377.3 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at June 30, 2008 to be $69.9 million and $76.1 million, respectively, compared to the $75.0 million and $89.6 million carrying values, respectively, at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has historically entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company will only enter into these agreements with highly rated institutional counterparties and does not expect that any counterparties will fail to meet contractual obligations. In January 2008, the Company entered into a $50 million interest rate swap agreement with Wachovia Bank, N.A. to fix the Company’s underlying interest rate on its term loan at 2.71%, plus a spread of 70 to 125 basis points, based on certain leverage ratios. The interest rate swap agreement expires in August 2010, concurrent with the maturity of the Company’s $50 million term loan.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of June 30, 2008, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
As of June 30, 2008, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

No.	Description

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Form of Restricted Common Share Award for Trustees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: August 8, 2008	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: August 8, 2008	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Form of Restricted Common Share Award for Trustees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)