Form 10-Q
period 2008-09-30
FIRST POTOMAC REALTY TRUST
filed 2008-11-10
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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
As of November 10, 2008, there were 27,352,714 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Rental property, net	$993,997	$977,106
Cash and cash equivalents	7,699	5,198
Escrows and reserves	8,703	13,360
Accounts and other receivables, net of allowance for doubtful accounts of $671 and $700, respectively	4,378	4,365
Accrued straight-line rents, net of allowance for doubtful accounts of $79 and $43, respectively	7,800	6,638
Deferred costs, net	16,585	12,377
Prepaid expenses and other assets	7,837	6,525
Intangible assets, net	22,973	26,730

Total assets	$1,069,972	$1,052,299

Liabilities:
Mortgage loans	$324,383	$390,072
Exchangeable senior notes, net of discount	89,703	122,797
Senior notes	75,000	75,000
Secured term loans	85,000	50,000
Unsecured revolving credit facility	80,800	38,600
Accounts payable and other liabilities	13,892	11,450
Accrued interest	4,531	2,776
Rents received in advance	5,260	4,709
Tenant security deposits	5,398	5,422
Deferred market rent	8,166	9,117

Total liabilities	692,133	709,943

Minority interests (redemption value $13,346 and $13,957, respectively)	10,984	11,545

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 shares authorized; 26,978 and 24,251 shares issued and outstanding, respectively	27	24
Additional paid-in capital	469,873	429,870
Accumulated other comprehensive income	393	—
Dividends in excess of accumulated earnings	(103,438)	(99,083)

Total shareholders’ equity	366,855	330,811

Total liabilities and shareholders’ equity	$1,069,972	$1,052,299

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental	$25,491	$25,029	$75,316	$73,537
Tenant reimbursements and other	5,577	5,033	16,304	15,010

Total revenues	31,068	30,062	91,620	88,547

Operating expenses:
Property operating	7,160	6,576	20,091	18,987
Real estate taxes and insurance	3,173	2,845	9,122	8,102
General and administrative	2,797	2,362	8,336	7,949
Depreciation and amortization	9,113	9,640	27,373	29,432

Total operating expenses	22,243	21,423	64,922	64,470

Operating income	8,825	8,639	26,698	24,077

Other expenses (income):
Interest expense	8,318	9,137	26,226	26,261
Interest and other income	(142)	(123)	(377)	(489)
Gain on early retirement of debt	—	—	(4,732)	—

Total other expenses	8,176	9,014	21,117	25,772

Income (loss) from continuing operations before minority interests	649	(375)	5,581	(1,695)

Minority interests	(20)	12	(172)	52

Income (loss) from continuing operations	629	(363)	5,409	(1,643)

Discontinued operations:
Income from operations of disposed property	—	607	1,335	1,718
Gain on sale of disposed property	—	—	14,274	—
Minority interests in discontinued operations	—	(19)	(481)	(55)

Income from discontinued operations	—	588	15,128	1,663

Net income	$629	$225	$20,537	$20

Net income per share — basic and diluted:
Income (loss) from continuing operations	$0.03	$(0.01)	$0.22	$(0.07)
Income from discontinued operations	—	0.02	0.63	0.07

Net income	$0.03	$0.01	$0.85	$—

Weighted average common shares outstanding — basic	24,150	24,068	24,121	24,045
Weighted average common shares outstanding — diluted	24,204	24,068	24,172	24,045
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$20,537	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of disposed property	(14,274)	—
Depreciation and amortization	479	823
Minority interests	481	55
Depreciation and amortization	28,025	30,001
Bad debt expense	216	397
Stock based compensation	1,459	1,123
Amortization of deferred market rent	(1,364)	(1,299)
Amortization of deferred financing costs and bond discount	1,331	1,237
Amortization of rent abatement	1,120	850
Minority interests	172	(52)
Gain on early retirement of debt	(4,732)	—
Changes in assets and liabilities:
Escrows and reserves	4,657	(1,007)
Accounts and other receivables	(157)	(46)
Accrued straight-line rents	(1,635)	(1,316)
Prepaid expenses and other assets	(1,537)	(2,016)
Tenant security deposits	(24)	442
Accounts payable and other liabilities	1,096	1,771
Accrued interest	1,755	2,975
Rents received in advance	591	115
Deferred costs	(6,290)	(3,316)

Total adjustments	11,369	30,737

Net cash provided by operating activities	31,906	30,757

Cash flows from investing activities
Proceeds from sale of real estate assets	50,573	—
Additions to rental property	(18,090)	(15,523)
Additions to construction in process	(9,533)	(8,704)
Acquisition of land parcels	—	(5,436)
Acquisition of rental property and associated intangible assets	(46,573)	(72,592)

Net cash used in investing activities	(23,623)	(102,255)

Cash flows from financing activities
Financing costs	(1,090)	(2,307)
Proceeds from debt	192,300	124,500
Proceeds from issuance of stock, net	38,165	—
Repayments of debt	(209,428)	(57,455)
Dividends to shareholders	(24,892)	(24,665)
Distributions to minority interests	(795)	(799)
Redemption of partnership units	(80)	(5,229)
Stock option exercises	38	296

Net cash (used in) provided by financing activities	(5,782)	34,341

Net increase (decrease) in cash and cash equivalents	2,501	(37,157)

Cash and cash equivalents, beginning of period	5,198	41,367

Cash and cash equivalents, end of period	$7,699	$4,210

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
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2008, the Company was the sole general partner of, and owned a 97.2% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     As of September 30, 2008, the Company’s portfolio totaled approximately 12 million square feet. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. Interim results are not necessarily indicative of full year performance due, in part, to the impact of acquisitions and dispositions throughout the year.
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
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire and develop land while qualifying activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use. Total interest expense capitalized to construction in progress was $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $0.5 million and $0.9 million for the three and nine months ended September 30, 2007, respectively. Capitalized interest is depreciated over the useful life of the associated assets, commencing when those assets are placed into service.

(g) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
▪	the value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to nineteen years; and

▪	the value of intangible tenant or customer relationships.
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $27.5 million and $24.3 million at September 30, 2008 and December 31, 2007, respectively.

     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheet. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three and nine months ended September 30, 2008 and 2007.
(i) Derivatives and Hedging
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company may enter into derivative agreements to mitigate exposure to unexpected changes in interest rates and may use interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company will only enter into these agreements with highly rated institutional counterparties.
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income (loss), an element of shareholders’ equity (cash flow hedge) or, through earnings, along with the change in fair value of the asset or liability being hedged (fair value hedge) for effective hedging relationships. Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings.
     During 2008, the Company entered into three interest rate swap agreements on its variable rate debt that mitigated its exposure to interest rate fluctuations. The table below summarizes the Company’s three interest rate swap agreements (dollars in thousands).

Transaction Date	Instrument	Amount	Contractual Interest Rate	Effective Interest Rate
January 2008	Term Loan	$50,000	LIBOR, plus a variable spread(1)	2.71%, plus a variable spread(1)
August 2008	Term Loan	35,000	LIBOR, plus 225 basis points	5.58%
September 2008	Mortgage Loan	28,000	LIBOR, plus 250 basis points	5.97%

(1)	At September 30, 2008, the contractual interest rate on the Company’s $50 million term loan was LIBOR, plus 1.10% and the effective interest rate was 3.81%.
     The interest rate swaps qualify as effective hedges and the Company records all unrealized gains or losses associated with the change in fair value of the swap agreements as accumulated other comprehensive income (loss). The Company recognized an accumulated other comprehensive loss of $0.3 million related to the change in the fair value of the interest rate swaps for the three months ended September 30, 2008 and accumulated other comprehensive income of $0.4 million for the nine months ended September 30, 2008.
     In December 2006, and concurrent with the issuance of $125 million of Exchangeable Senior Notes, the Company purchased a capped call option on its common stock. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding. The option was recorded as a reduction of shareholders’ equity. For the nine months ended September 30, 2008, the Company repurchased $34.0 million of its Exchangeable Senior Notes, effectively terminating the capped call option associated with the repurchased notes.

     The Company did not enter into any other derivative contracts during the three and nine months ended September 30, 2008 or 2007.
(j) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax or any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive for the three and nine months ended September 30, 2008 and 2007.
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
     At December 31, 2007, 807,233 Operating Partnership units, or 3.2% of the total outstanding Operating Partnership units, were not owned by the Company. During the first quarter of 2008, 26,181 Operating Partnership units were redeemed for 26,181 common shares valued at $0.4 million and 668 Operating Partnership units were purchased by the Company for $12 thousand of available cash. During the second quarter of 2008, 4,000 Operating Partnership units were purchased by the Company for $69 thousand of available cash. There were no Operating Partnership units redeemed for common shares or Operating Partnership units purchased with available cash during the third quarter of 2008. During the third quarter of 2008, the Company issued 2.5 million shares of its common stock and the Operating Partnership issued a corresponding number of Operating Partnership units. As of September 30, 2008, 776,384 Operating Partnership units, or 2.8% of the total outstanding Operating Partnership units, were not owned by the Company. Based on the closing share price of the Company’s common stock at the end of the third quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all outstanding Operating Partnership units not owned by the Company at September 30, 2008 would be approximately $13.3 million.
(l) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method.

     The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share calculations:
Income (loss) from continuing operations	$629	$(363)	$5,409	$(1,643)
Income from discontinued operations	—	588	15,128	1,663

Net income	$629	$225	$20,537	$20

Denominator for basic and diluted earnings per share calculations:
Weighted average shares outstanding – basic	24,150	24,068	24,121	24,045
Effect of dilutive shares:
Employee stock options and non-vested shares	54	—	51	—

Weighted average shares outstanding – diluted	24,204	24,068	24,172	24,045

Net income per share – basic and diluted:
Income (loss) from continuing operations	$0.03	$(0.01)	$0.22	$(0.07)
Income from discontinued operations	—	0.02	0.63	0.07

Net income	$0.03	$0.01	$0.85	$—

     In accordance with SFAS No. 128, Earnings Per Share, the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock option awards	667	645	684	657
Non-vested share awards	77	104	89	106

	744	749	773	763

     Approximately 2.5 million anti-dilutive shares from the assumed conversion of the Company’s Exchangeable Senior Notes were excluded from its calculation of earnings per share for the three and nine months ended September 30, 2008 and 3.5 million anti-dilutive shares were excluded for the three and nine months ended September 30, 2007. The Company does not consider dividends paid on its non-vested shares in its dilutive share calculation.
(m) Share-Based Compensation
     Stock Options Summary
     During the first quarter of 2008, the Company issued 99,500 options to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years. The Company recognized compensation expense related to stock options of $50 thousand and $102 thousand for the three months ended September 30, 2008 and 2007, respectively, and $157 thousand and $306 thousand for the nine months ended September 30, 2008 and 2007, respectively. The decline in stock option expense from 2008 to 2007 is primarily attributable to options being fully vested in 2007 that were granted concurrent with the Company’s initial public offering in 2003.
     Non-vested share awards
     On March 18, 2008, the Company granted 180,867 restricted common shares to its executive officers. The award will vest in four separate tranches based upon achievement of specified performance conditions. The Company recognized compensation expense associated with all executive officer share based awards of $0.4 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.

     In May 2008, the Company issued a total of 17,500 common shares to its non-employee trustees, all of which will vest at the completion of a twelve-month period from the award date. The Company recognized compensation expense associated with all trustee share based awards of $75 thousand and $65 thousand for the three months ended September 30, 2008 and 2007, respectively, and $208 thousand and $221 thousand for the nine months ended September 30, 2008 and 2007, respectively. The trustee shares were valued based on the prevailing market price for the Company’s common stock on the date of issuance.
(n) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(o) Application of New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, in February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which provides sufficient guidance on the application of SFAS 157 and how an entity would determine fair value when the market for a financial asset is not active. The Company adopted the remaining provisions of SFAS 157 on January 1, 2008 and the adoption of this statement did not have a material impact on its financial statements.
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
     In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries held by parties other than the parent be treated as a separate component of equity, not as a liability or other item outside of equity. Also, the Company will report net income attributable to both controlling and noncontrolling interests. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which would be effective for the Company’s fiscal year beginning January 1, 2009. The Company does not believe the implementation of this standard will have a material effect on its financial statements. Had the Company implemented this standard, its minority partners’ interest would have increased by $2.4 million at September 30, 2008 and December 31, 2007 with the offsetting decrease recorded in additional paid in capital.
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
(3) Rental Property
     Rental property represents the property and developable land owned by the Company as of September 30, 2008 and December 31, 2007, respectively, all located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
Land	$236,220	$236,636
Buildings and improvements	777,557	764,664
Tenant improvements	54,611	39,786
Furniture, fixtures and equipment	9,898	9,900
Construction in process	20,123	14,195

	1,098,409	1,065,181
Less: accumulated depreciation	(104,412)	(88,075)

	$993,997	$977,106

(a) Development and Redevelopment Activity
     The Company constructs industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At September 30, 2008, the Company had a total of approximately 0.1 million square feet under development, which consisted of 57 thousand square feet in its Northern Virginia region and 48 thousand square feet in its Southern Virginia region. At September 30, 2008, the Company had a total of approximately 0.3 million square feet under redevelopment, which consisted of approximately 0.1 million square feet in each of its three operating segments. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2008 and into 2009.
     At September 30, 2008, the Company owned land, which can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.

(b) Acquisitions
     The Company purchased the following properties during the nine months ended September 30, 2008 (dollars in thousands):

					Leased and
					Occupied at		Aggregate
					September 30,		Purchase
	Location	Acquisition Date	Property Type	Square Feet	2008		Price

Triangle Business Center	Baltimore, MD	8/22/2008	Business Park	73,456	68	%(1)	$4,550
River’s Park I & II	Columbia, MD	9/29/2008	Business Park	306,356	100	%(2)	42,023

				379,812			$46,573

(1)	Includes 7,584 square feet leased back by the seller at closing, which is considered contingent consideration. All cash received under these leases will be treated as a reduction of the basis of the property.

(2)	Includes 66,481 square feet leased back by the seller at closing through four separate leases and is considered contingent consideration. On October 1, 2008, the Company terminated two of these leases, totaling 41,972 square feet, and received a termination fee of $1.3 million in cash, which was recognized as a reduction in the basis of the property. The seller has also agreed, in the event a certain tenant vacates its space, to lease the space for up to 18 months. All cash received under leases with the seller will be treated as a reduction of the basis of the property.
     As discussed in Note 2, we allocate the purchase price to land, building (on an as-if vacant basis), tenant improvements and in-place leases based on their fair values in accordance with SFAS 141. The value of above and below market in-place leases is based on the present value of the difference between the contractual rent and the market rents over the remaining non-cancelable lease term (using a discount rate that reflects the risks associated with the leases acquired).
     The aggregate purchase cost of properties acquired during the nine months ended September 30, 2008 was allocated as follows (amounts in thousands):

Land	$9,621
Acquired tenant improvements	3,033
Building and improvements	31,070
In-place leases intangible	2,965
Acquired leasing commissions	510
Customer relationships intangible	—
Above-market leases acquired	202

Total assets acquired	47,401
Below-market leases acquired	(828)

Net assets acquired	$46,573

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Pro forma total revenues	$31,708	$30,774	$93,669	$92,865
Pro forma income from continuing operations	502	571	6,591	136
Pro forma basic and diluted income per share from continuing operations	$0.02	$0.02	$0.25	$0.01

(4) Discontinued Operations
     Income from discontinued operations represents the revenues and expenses associated with Alexandria Corporate Park, which was sold during the second quarter of 2008. The property was located in the Company’s Northern Virginia reporting segment. The Company reported a gain on the sale of $14.3 million in its second quarter results. The Company has had no continuing involvement with this property subsequent to its disposal. The Company did not dispose of any other properties during the nine months ended September 30, 2008 and 2007.
     The following table summarizes the components of income from discontinued operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$—	$1,207	$2,473	$3,701
Income from operations of disposed property	—	607	1,335	1,718
Gain on sale of disposed property	—	—	14,274	—
(5) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	September 30,	December 31,
	2008	2007
Mortgage debt, effective interest rates ranging from 5.13% to 8.53%, maturing at various dates through June 2021(1)	$324,383	$390,072
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, maturing December 2011	89,703	122,797
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of 3.81%, maturing August 2011(2)	50,000	50,000
Secured term loan, effective interest rate of 5.58%, maturing August 2011(3)	35,000	—
Unsecured revolving credit facility, effective interest rate of LIBOR, plus 1.20%, maturing April 2011(4)	80,800	38,600

	$654,886	$676,469

(1)	Mortgage debt includes a variable interest rate mortgage of $28.0 million for River’s Park I & II, which has an interest rate of LIBOR, plus 2.50%. In September 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97%.

(2)	The term loan has a contractual interest rate of LIBOR, plus 1.10%. In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 2.71%, plus a spread of 70 to 125 basis points. The loan matures in August 2010 with a one-year extension at the Company’s option, which it intends to exercise.

(3)	The term loan has a contractual interest rate of LIBOR, plus 2.25%. In August 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.58%. The loan matures in August 2010 with a one-year extension at the Company’s option, which it intends to exercise.

(4)	The unsecured revolving credit facility has a contractual interest rate of LIBOR, plus a spread of 80 to 135 basis points. The loan matures in April 2010 with a one-year extension at the Company’s option, which it intends to exercise.

     (a) Mortgage Debt
     At September 30, 2008 and December 31, 2007, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective
	Interest	Interest		Maturity	September 30,	December 31,
Property	Rate	Rate		Date	2008	2007
Herndon Corporate Center(1)	5.11%	5.66%		—	$—	$8,538
Norfolk Commerce Park II (2)	6.90%	5.28%		—	—	7,192
Suburban Maryland Portfolio(3)	6.71%	5.54%		—	—	73,546
Glenn Dale Business Center	7.83%	5.13%		May 2009	8,241	8,496
4200 Tech Court	8.07%	8.07%		October 2009	1,733	1,752
Park Central I	8.00%	5.66%		November 2009	4,814	4,991
4212 Tech Court	8.53%	8.53%		June 2010	1,694	1,710
Park Central II	8.32%	5.66%		November 2010	5,977	6,196
Enterprise Center(4)	8.03%	5.20%		December 2010	18,275	18,772
Indian Creek Court(4)	7.80%	5.90%		January 2011	12,917	13,199
403 and 405 Glenn Drive	7.60%	5.50%		July 2011	8,597	8,790
4612 Navistar Drive(4)	7.48%	5.20%		July 2011	13,244	13,565
River’s Park I & II	LIBOR+2.50%	5.97%		September 2011	28,000	—
Campus at Metro Park(4)	7.11%	5.25%		February 2012	24,347	24,893
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	10,286	10,535
Crossways Commerce Center	6.70%	6.70%		October 2012	25,105	25,377
Newington Business Park Center	6.70%	6.70%		October 2012	15,836	16,008
Prosperity Business Center	6.25%	5.75%		January 2013	3,780	3,862
Aquia Commerce Center I	7.28%	7.28%		February 2013	639	725
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,810	8,992
Linden Business Center	6.01%	5.58%		October 2013	7,414	7,515
Owings Mills Business Center	5.85%	5.75%		March 2014	5,674	5,742
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,756	8,834
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center , Northridge I & II and 15395 John Marshall Highway(5)	5.19%	5.19%		August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	887	961
Building C	7.88%	6.63%		December 2017	1,286	1,359
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	2,311	2,501
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,729	2,829
Gateway Centre Building I	7.35%	5.88%		November 2016	1,542	1,649
Airpark Business Center	7.45%	6.63%		June 2021	1,489	1,543

Total Mortgage Debt		5.62	%(6)		$324,383	$390,072

(1)	The loan was prepaid in February 2008.

(2)	The loan was prepaid in July 2008.

(3)	The loan was prepaid in August 2008.

(4)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase.

(5)	On June 5, 2008, the Company sold its Alexandria Corporate Park property and replaced it in the collateral base with two properties, Northridge I & II and 15395 John Marshall Highway.

(6)	Weighted average interest rate on total mortgage debt.
     On September 26, 2008, the Company entered into a $28.0 million mortgage loan with U.S. Bank N.A. to fund part of its River’s Park I & II acquisition. Borrowings on the loan bear interest at a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three-year term.
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
     On August 11, 2008, the Company prepaid the $72.1 million remaining principal balance and the related accrued interest on the mortgage loan that encumbered the Suburban Maryland Portfolio. The prepayment was funded with the issuance of a $35.0 million term loan and a $37.5 million draw on the Company’s unsecured revolving credit facility. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred.

(b) Term Loan
     On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which can be expanded to $70.0 million. The loan, which matures in August 2010, has a one-year extension at the Company’s option with the payment of a 25 basis point extension fee. Borrowings on the loan bear interest at a rate of LIBOR plus 225 basis points. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the term loan at 5.58%. The proceeds from the loan, along with a $37.5 million draw on the Company’s unsecured revolving credit facility, were used to prepay the $72.1 million mortgage loan on its Suburban Maryland Portfolio and the related accrued interest. The refinancing allows certain assets formerly encumbered by the Suburban Maryland Portfolio loan to be included in the Company’s unencumbered borrowing base, allowing the Company to make full use of its unsecured revolving credit facility, while also facilitating the possible sale of those assets.
(c) Unsecured Revolving Credit Facility
     During the third quarter of 2008, the Company borrowed $71.0 million on its unsecured revolving credit facility. Borrowings were used to prepay the outstanding balances on the mortgage loans that encumbered Norfolk Commerce Park II and the Suburban Maryland Portfolio, to partially finance the acquisition of River’s Park I & II and for other general corporate purposes. Also, the Company repaid $37.6 million on its unsecured revolving credit facility with the net proceeds from the issuance of common stock in September 2008. As of September 30, 2008, the effective underlying interest rate on the Company’s unsecured revolving credit facility was 5.1% and the Company was in compliance with all of the terms of its unsecured revolving credit facility.
(6) Comprehensive Income
     Other comprehensive income consists of unrealized gains and losses on the Company’s derivative instruments. During 2008, the Company entered into three separate interest rate swap agreements to hedge its exposure on its variable rate debt to fluctuations in prevailing interest rates. The table below summarizes the Company’s three interest rate swap agreements (dollars in thousands):

Transaction Date	Instrument	Amount	Contractual Interest Rate	Effective Interest Rate
January 2008	Term Loan	$50,000	LIBOR, plus variable spread (1)	2.71%, plus a variable spread(1)
August 2008	Term Loan	35,000	LIBOR, plus 225 basis points	5.58%
September 2008	Mortgage Loan	28,000	LIBOR, plus 250 basis points	5.97%

     (1) At September 30, 2008, the contractual interest rate on the Company’s $50 million term loan was LIBOR, plus 1.10% and the effective interest rate was 3.81%.
     The interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities. Total comprehensive income is summarized as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net income	$629	$225	$20,537	$20
Unrealized gain (loss) on derivative instruments	(289)	—	393	—

Total comprehensive income	$340	$225	$20,930	$20

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

          The Company currently has three derivative instruments that are measured under SFAS No. 157. The derivatives are valued based on the prevailing market yield curve on the date of measurement. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS 157. The three levels are as follows:
          Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
          Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
          Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2008. The Company has entered into three separate derivative instruments, which are grouped in the table below and located on the Company’s consolidated balance sheet under “Prepaid expenses and other assets” (amounts in thousands):

	Balance at
	September 30,
	2008	Level 1	Level 2	Level 3
Assets:
Derivative instrument-swap agreements	$393	$—	$393	$—

     During the nine months ended September 30, 2008, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis. As a result of the partial deferral of the adoption of SFAS 157, as prescribed by FSP 157-2, the disclosure provisions of SFAS 157 were not applicable to the rental property and intangibles acquired during the period ended September 30, 2008.
(8) Shareholders’ Equity
     In September 2008, the Company completed a follow-on public offering of 2,500,000 common shares at a public offering price of $16.00 per share with an option for the underwriters to purchase an additional 375,000 common shares to cover any over-allotments. On October 2, 2008, the underwriters exercised their option to purchase the additional 375,000 common shares at the offering price of $16.00 per share. In total, the Company sold 2,875,000 common shares, which generated net proceeds of approximately $43.9 million. The Company used the proceeds to pay down $37.6 million of the outstanding balance on its unsecured revolving credit facility and the remainder was used to fund the cash portion of the purchase price for River’s Park I & II.
(9) Segment Information
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

     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended September 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	74	47	54	175
Square feet	3,749,989	2,816,409	5,254,201	11,820,599

Total revenues	$10,263	$9,335	$11,470	$31,068
Property operating expense	(2,137)	(2,041)	(2,982)	(7,160)
Real estate taxes and insurance	(1,040)	(1,090)	(1,043)	(3,173)

Total property operating income	$7,086	$6,204	$7,445	20,735

Depreciation expense				(9,113)
Interest expense				(8,318)
General and administrative				(2,797)
Other				122

Net income				$629

Total assets(1)	$431,507	$281,872	$308,236	$1,069,972

Capital expenditures(2)	$8,178	$9,647	$9,582	$27,623

	Three Months Ended September 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	63	48	53	164
Square feet	3,363,914	2,978,479	5,060,182	11,402,575

Total revenues	$10,289	$9,110	$10,663	$30,062
Property operating expense	(1,894)	(1,821)	(2,861)	(6,576)
Real estate taxes and insurance	(951)	(916)	(978)	(2,845)

Total property operating income	$7,444	$6,373	$6,824	20,641

Depreciation expense				(9,640)
Interest expense				(9,137)
General and administrative				(2,362)
Other				135
Income from discontinued operations				588

Net income				$225

Total assets(1)	$382,264	$327,173	$305,629	$1,052,048

Capital expenditures(2)	$4,967	$6,625	$11,843	$24,227

	Nine Months Ended September 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$30,928	$27,203	$33,489	$91,620
Property operating expense	(6,314)	(5,830)	(7,947)	(20,091)
Real estate taxes and insurance	(2,926)	(3,093)	(3,103)	(9,122)

Total property operating income	$21,688	$18,280	$22,439	62,407

Depreciation expense				(27,373)
Interest expense				(26,226)
General and administrative				(8,336)
Other				4,937
Income from discontinued operations				15,128

Net income				$20,537

	Nine Months Ended September 30, 2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$30,040	$27,204	$31,303	$88,547
Property operating expense	(5,866)	(5,694)	(7,427)	(18,987)
Real estate taxes and insurance	(2,698)	(2,483)	(2,921)	(8,102)

Total property operating income	$21,476	$19,027	$20,955	61,458

Depreciation expense				(29,432)
Interest expense				(26,261)
General and administrative				(7,949)
Other				541
Income from discontinued operations				1,663

Net income				$20

(1)	Corporate assets not allocated to any of the Company’s reportable segments totaled $48,357 and $36,982 at September 30, 2008 and 2007, respectively.

(2)	Capital expenditures for corporate assets not allocated to any of the Company’s reportable segments totaled $216 and $792 at September 30, 2008 and 2007, respectively.

(10) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows (amounts in thousands):

	2008	2007
Cash paid for interest, net	$24,389	$24,360
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	—	8,883
Issuance of Operating Partnership units in exchange for limited partnership interests	—	1,701
Conversion of Operating Partnership units into common shares	358	362
     Cash paid for interest on indebtedness is net of capitalized interest of $1.2 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.
     During the nine months ended September 30, 2008 and 2007, 26,181 and 25,000 Operating Partnership units, respectively, were redeemed for the Company’s common shares.
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
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company focuses on owning, developing, redeveloping and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company strategically focuses on acquiring, developing and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of September 30, 2008, the Company owned approximately 12 million square feet, and the Company’s properties were 86.3% occupied by 621 tenants. As of September 30, 2008, the Company’s largest tenant was the U.S. Government, which accounted for 6.4% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.
     The Company’s long-term growth will be driven by its ability to:
•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties or contribute properties to joint ventures; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.
     The Company owns all of its properties and conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2008, the Company was the sole general partner of and owned a 97.2% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying unaudited consolidated financial statements, are limited partnership interests owned by some of the Company’s executive officers and trustees, who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
Executive Summary
     During the third quarter of 2008, the Company improved its liquidity position with the refinancing of the $72.1 million mortgage loan on its Suburban Maryland portfolio and the issuance of 2.5 million common shares at a price of $16 per share. As of September 30, 2008, approximately $38 million, or 5.9%, of the Company’s debt matures prior to January 1, 2011.
     For the third quarter of 2008, the Company’s funds from operations (“FFO”) were $9.8 million, or $0.39 per diluted share, compared with $10.1 million, or $0.41 per diluted share, during the third quarter of 2007. The Company’s net income for the third quarter of 2008 increased to $0.6 million, or $0.03 per diluted share, compared with net income of $0.2 million, or $0.01 per diluted share, for the third quarter of 2007.
     The Company’s FFO for the first nine months of 2008 increased 15% over the prior-year period to $34.8 million, or $1.39 per diluted share, compared with $30.3 million, or $1.21 per diluted share, for the first nine months of 2007. The Company’s net income for the first nine months of 2008 increased to $20.5 million, or $0.85 per diluted share, compared with net income of $20 thousand for the first nine months of 2007. In June 2008, the Company sold its Alexandria Corporate Park property for a gain on sale of $14.3 million, or $0.57 per diluted share after minority interests. Also, for the nine months ended September 30, 2008, the Company repurchased $34.0 million of its Exchangeable Senior Notes at a discount, resulting in a net gain of $4.7 million, or $0.19 per diluted share after allocating a portion of the realized gain to minority interests.

Significant Third Quarter Transactions
•	During the third quarter of 2008, the Company executed 307,000 square feet of new leases, including 75,000 square feet at Diamond Hill Distribution Center, 47,000 square feet at Cavalier Industrial Park and 46,000 square feet at River’s Bend Center. Rent is expected to commence for all new leases by the end of the first quarter of 2009;

•	During the third quarter of 2008, the Company executed 246,000 square feet of renewal leases, including 120,000 square feet at Frederick Industrial Park and 69,000 square feet at Sterling Park Business Center;

•	On August 11, 2008, the Company refinanced a $72.1 million mortgage loan on its Suburban Maryland Portfolio. The mortgage was prepaid through the issuance of a $35.0 million secured term loan with KeyBank, N.A. and a $37.5 million draw on the Company’s unsecured revolving credit facility. The term loan, which matures in August 2010, has a one-year extension, at the Company’s option, with the payment of a 25 basis point extension fee. Borrowings on the loan bear interest at a rate of LIBOR plus 225 basis points. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the term loan at 5.58%. The refinancing allows certain assets formerly encumbered by the Suburban Maryland Portfolio loan to be included in the Company’s unencumbered borrowing base, allowing the Company to make full use of its unsecured revolving credit facility, while also facilitating the possible sale of those assets;

•	The Company acquired Triangle Business Center, a four-building, 73,456 square foot business park in Baltimore, Maryland, for $4.4 million in cash;

•	The Company acquired River’s Park I & II, a six-building, 306,356 square foot business park in Columbia, Maryland, for $42.3 million. The acquisition was financed with a $28.0 million mortgage loan from U.S. Bank N.A., a draw of $13.0 million on the Company’s unsecured revolving credit facility and available cash. Borrowings on the loan bear interest at a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three year term; and

•	In September 2008, the Company completed a follow-on public offering of 2,500,000 common shares at a public offering price of $16.00 per share with an option for the underwriters to purchase an additional 375,000 common shares to cover any over-allotments. On October 2, 2008, the underwriters exercised their option to purchase the additional 375,000 common shares at the offering price of $16.00 per share. In total, the Company sold 2,875,000 common shares, which generated net proceeds of approximately $43.9 million. The Company used the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility.
Development and Redevelopment Activity
     As of September 30, 2008, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
     As of September 30, 2008, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Greenbrier Technology Center III — a 48,000 square foot three-story office building is currently in the design phase. Civil site plans have been completed and submitted for permit and the other construction documents are 70% complete; and

•	Sterling Park Business Center, Lot 7 – a 57,000 square foot office building, adjacent to the recently completed building, is in design development. Costs to date are for civil site preparation work as well as construction documents.

Redevelopment
•	Ammendale Business Park – a 76,000 square foot business park redevelopment. Design costs incurred to date include construction documents and permits. Construction costs include gutting of the entire interior (floors, walls, doors, ceiling, mechanical and electrical), completion of roofing and roof top unit demolition and concrete, metal framing, drywall, plumbing, mechanical and electrical rough-in work. The entire space has been fully pre-leased to a tenant that is expected to take possession in the fourth quarter of 2008 upon completion of tenant improvements;

•	Enterprise Parkway – a 71,000 square foot multi-tenanted office redevelopment. Costs incurred to date include building, lobby and common corridor renovation as well as schematic architectural and engineering design for future tenant layouts;

•	Gateway 270 – a 55,000 square foot business park redevelopment. Costs incurred to date include architectural and engineering design and permitting; demolition, metal framing, plumbing, mechanical and electrical rough-in work, and

•	Interstate Plaza — a 56,000 square foot multi-tenanted office and warehouse redevelopment. Costs incurred to date include schematic architectural design for multi-tenant layouts and exterior renovation work.
     The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of unfinished space. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2008 and into 2009. At September 30, 2008, the Company owned developable land, which can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.
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
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, assuming no continuing involvement with the property after the sale, the Company will record an impairment loss if the fair value of the building, less anticipated selling costs, is lower than its carrying amount. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its statements of operations and classify the assets and related liabilities as held for sale on the current period balance sheet. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt.
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates the fair value. The purchase price is also allocated as follows:
▪	value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present values (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to nineteen years; and

▪	the intangible value of tenant or customer relationships.
       The Company’s determination of these values requires it to estimate market rents for each of the leases and make other assumptions. These estimates and assumptions affect the rental revenue and the depreciation expense and amortization expense it recognizes related to these leases and their associated intangible assets and liabilities.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2007
     Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $46.6 million during the third quarter of 2008: four buildings at Triangle Business Center; and six buildings at River’s Park I & II. The completion of these acquisitions in late third quarter resulted in minimal impact on the results of operations for the three and nine months ended September 30, 2008.
     The Company acquired the following buildings at an aggregate purchase cost of $88.6 million during 2007: three buildings at Greenbrier Business Center; one building at Chesterfield Business Center; two buildings at Ammendale Business Park; two buildings at River’s Bend Center; and two buildings at Annapolis Commerce Park East. Collectively, the 2008 and 2007 properties are referred to as the “Current Acquisitions.”
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change
Rental	$25,491	$25,029	$75,316	$73,537	$462	2%	$1,779	2%

Tenant reimbursements & other	5,577	5,033	16,304	15,010	544	11%	1,294	9%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $0.5 million for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to higher market rental rates realized by the Company’s Remaining Portfolio, which resulted in additional rental revenue of $0.4 million. The Company’s Current Acquisitions contributed a slight increase in rental revenue for the three months ended September 30, 2008. Rental revenue increased $1.8 million for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to the Current Acquisitions, which contributed additional revenue of $1.6 million. The Company’s Remaining Portfolio contributed additional revenue of $0.2 million for the nine months ended September 30, 2008, compared to the same period in 2007.
     The increase in rental revenue for the three and nine months ended September 30, 2008 includes $0.1 million and $1.2 million, respectively, for the Company’s Maryland reporting segment and $0.5 million and $1.2 million, respectively, for the Southern Virginia reporting segment. The increase in Maryland and Southern Virginia reflects higher market rental rates, with Southern Virginia offset in part by an increase in vacancy, while vacancy in Maryland remained relatively unchanged. The increases in rental revenue for the three and nine months ended September 30, 2008 compared to 2007 were partially offset by a decrease of $0.1 million and $0.6 million, respectively, in rental revenue for the Company’s Northern Virginia reporting segment driven by increased vacancy.

     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as incidental other revenues such as lease termination fees and late fees. Tenant reimbursements and other revenues increased $0.5 million and $1.3 million during the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. The Remaining Portfolio contributed an increase in tenant reimbursements and other revenues of $0.5 million and $1.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the Remaining Portfolio can be partially attributed to termination fee income resulting from the negotiated departure of certain tenants, which resulted in an increase of $0.5 million during the nine months ended September 30, 2008 compared to the same period in 2007. The Company subsequently renewed and expanded other existing tenants into a majority of the terminated space with rent commencing in the third and fourth quarters of 2008. Tenant reimbursement and other revenue also increased for the Remaining Portfolio due to an increase in tenant reimbursements as a result of higher property operating expenses incurred during 2008. The remaining increase in tenant reimbursement and other revenues was due to the Current Acquisitions.
     The increases in tenant reimbursements and other revenues for the three and nine months ended September 30, 2008 include $0.3 million and $0.6 million, respectively, for the Northern Virginia reporting segment and $0.3 million and $1.0 million, respectively, for the Southern Virginia reporting segment. The increase in Northern Virginia and Southern Virginia in part reflects an increase in triple-net tenants that generally results in higher reimbursement of property operating expenses. Revenue was also higher in 2008 as a result of annual common area maintenance reconciliation impacts incurred in third quarter 2007 that resulted in lower reimbursement revenue. Tenant reimbursements and other revenues decreased $0.1 million and $0.3 million for the Company’s Maryland reporting segment for the three and nine months ended September 30, 2008, respectively, as a result of slightly lower reimbursement revenue, lower termination fee income and reduced ancillary income such as late fee revenue.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change
Property operating	$7,160	$6,576	$20,091	$18,987	$584	9%	$1,104	6%

Real estate taxes & insurance	3,173	2,845	9,122	8,102	328	12%	1,020	13%
     Property operating expenses increased $0.6 million and $1.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The overall increase in property operating expenses is primarily due to higher utility costs associated with the Remaining Portfolio, which resulted in $0.5 million and $0.6 million of additional property operating expenses during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in property operating expenses can also be attributed to the Current Acquisitions, which increased $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.
     The increase in total property operating expenses for the three and nine months ended September 30, 2008 includes $0.2 million and $0.4 million, respectively, for the Company’s Maryland reporting segment, $0.2 million and $0.1 million, respectively, for the Company’s Northern Virginia reporting segment and $0.1 million and $0.5 million, respectively, for the Southern Virginia reporting segment.
     Real estate taxes and insurance expense increased $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Real estate taxes and insurance for the three and nine months ended September 30, 2008 increased $0.1 million and $0.2 million, respectively, for the Company’s Maryland reporting segment, $0.2 million and $0.6 million, respectively, for the Northern Virginia reporting segment and $0.1 million and $0.2 million, respectively, for the Southern Virginia reporting segment. A larger portion of the increase can be attributed to higher real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Loudon County, Stafford County and Fairfax County, Virginia.

     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change
General and administrative	$2,797	$2,362	$8,336	$7,949	$435	18%	$387	5%
     General and administrative expenses increased $0.4 million for the three and nine months ended September 30, 2008 compared to the same period in 2007, primarily due to increased compensation and benefits expense, including increased share-based compensation expense as a result of restricted shares issued to the Company’s executives in March 2008. The Company also incurred $0.1 million of abandoned acquisition related costs during 2008.
     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Decrease	Change	Decrease	Change
Depreciation and amortization	$9,113	$9,640	$27,373	$29,432	$527	5%	$2,059	7%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $0.5 million and $2.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease is primarily due to a reduction of $0.6 million and $2.6 million of depreciation on the Remaining Portfolio for the three and nine months ended September 30, 2008, respectively, compared to 2007, as certain acquired tenant improvements, intangible in-place leases and customer relationship assets amortized in full as leases reached their contractual termination and as a result of costs written-off associated with early lease terminations. The decrease in depreciation and amortization expense was partially offset by additional depreciation expense recorded as a result of the Current Acquisitions.
     Other Expense
     Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Decrease	Change	Decrease	Change
Interest expense	$8,318	$9,137	$26,226	$26,261	$819	9%	$35	—
     The Company seeks to employ cost effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period over period comparisons of interest expense.
     Interest expense decreased $0.8 million for the three months ended September 30, 2008 compared to the same period in 2007. In 2008, the Company prepaid the outstanding mortgages encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio, which resulted in a decrease in total mortgage interest expense of $0.9 million for the three months ended September 30, 2008. The prepayment of the Suburban Maryland Portfolio mortgage loan was financed through the issuance of a $35.0 million term loan and a draw on the Company’s unsecured revolving credit facility, which resulted in an increase to interest expense of $0.2 million and $0.1 million, respectively. In 2008, the Company repurchased $34.0 million of its Exchangeable Senior Notes, at a discount, resulting in $0.3 million less interest expense on its Exchangeable Senior Notes for the three months ended September 30, 2008 compared to 2007. The decrease in interest expense was also partially offset by a $0.1 million decrease in capitalized interest related to development and redevelopment activity for the three months ended September 30, 2008 compared to the same period in 2007.

     Interest expense decreased slightly for the nine months ended September 30, 2008 compared to the same period in 2007. For the nine months ended September 30, 2008, the Company prepaid $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio, which resulted in a decrease in total mortgage interest expense of $1.1 million. The prepayment of mortgage debt was funded through the issuance of a $35 million term loan and draws on the Company’s unsecured revolving credit facility, which resulted in $0.2 million and $0.6 million, respectively, of additional interest expense for the nine months ended September 30, 2008. The Company also used its unsecured revolving credit facility, along with available cash, to repurchase $34.0 million of its Exchangeable Senior Notes, which resulted in a $0.6 million decrease in interest expense for the nine months ended September 30, 2008. While the Exchangeable Senior Notes have a contractual interest rate of 4.0%, the Company was able to take advantage of market conditions and repurchase the notes at a gain of $4.7 million. The Company entered into a $50.0 million term loan in August 2007, which resulted in $1.1 million of additional interest expense for the nine months ended September 30, 2008 compared to 2007. The Company’s capitalized interest was also $0.3 million higher for the nine months ended September 30, 2008 compared to 2007.
     For the nine months ended September 30, 2008 and 2007, the Company’s average balance on its unsecured revolving credit facility was $69.3 million and $31.2 million, respectively, with a weighted average interest rate of 4.1% and 6.6%, respectively.
     Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Decrease	Change
Interest and other income	$142	$123	$377	$489	$19	15%	$112	23%
     Interest and other income include amounts earned on the Company’s funds held in various operating and escrow accounts. Interest and other income decreased $0.1 million for the nine months ended September 30, 2008 compared to the same period in 2007 due to lower average interest rates in 2008 compared to 2007. The Company earned 3.7% on its cash balances during the nine months ended September 30, 2008 compared to 5.3% during the nine months ended September 30, 2007.
     Gain on early retirement of debt is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Change	Change	Increase	Change
Gain on early retirement of debt	$—	$—	$4,732	$—	$—	—	$4,732	—
     In 2008, the Company repurchased $34.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $4.7 million for the nine months ended September 30, 2008, net of deferred financing costs and original issue discount write-offs. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash.

     Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Increase	Change	Increase	Change
Minority interests	$20	$(12)	$172	$(52)	$32	267%	$224	431%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The increase in minority interest expense can be attributed to a $1.0 million increase in income from continuing operations for the three months ended September 30, 2008 compared to 2007 and a $7.3 million increase for the nine months ended September 30, 2008 compared to 2007.
     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2008	2007	2008	2007	Decrease	Change	Increase	Change
Income from discontinued operations	$—	$588	$15,128	$1,663	$588	100%	$13,465	810%
     On June 5, 2008, the Company sold its Alexandria Corporate Park property located at 6315 Bren Mar Drive in Alexandria, Virginia, and recognized a gain on sale of $14.3 million. The property was located in the Company’s Northern Virginia reporting segment. Operating results and the gain on sale for the Alexandria Corporate Park property are reflected as discontinued operations in the Company’s consolidated statements of operations.
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
     Although the recent uncertainty in the global credit markets has had varying impacts that have negatively impacted debt financing and the availability of capital across many industries, the Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term. The Company has additional capacity on its unsecured revolving credit facility and has approximately $38 million of principal debt maturing prior to January 1, 2011.

     The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, sales of assets or joint ventures. The Company could also issue Operating Partnership units to fund a portion of the purchase price for some of its future building acquisitions.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Nine Months Ended
	September 30,
(amounts in thousands)	2008	2007	Change
Cash provided by operating activities	$31,906	$30,757	$1,149
Cash used in investing activities	(23,623)	(102,255)	78,632
Cash (used in) provided by financing activities	(5,782)	34,341	(40,123)
     Net cash provided by operating activities increased $1.1 million for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was the result of greater income from continuing operations, excluding gains on early retirement of debt, for the nine months ended September 30, 2008. Also, the Company repaid the loan encumbering its Suburban Maryland Portfolio in August 2008 and all the associated escrowed funds were released to the Company, which accounted for the majority of the $5.7 million change in escrows and reserves for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in escrows and reserves was partially offset by a $3.0 million increase in deferred costs that are generally leasing commission related.
     Net cash used in investing activities decreased $78.6 million for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to the timing of the Company’s acquisitions and dispositions. For the nine months ended September 30, 2008, the Company disposed of Alexandria Corporate Park for net proceeds of $50.6 million and acquired two properties for $46.6 million. For the nine months ended September 30, 2007, the Company acquired six properties and vacant land for $77.8 million. The Company did not dispose of any properties during the nine months ended September 30, 2007. Also, the Company spent an additional $3.4 million on tenant improvements, space refurbishments and capital and construction projects for the nine months ended September 30, 2008 compared to the same period in 2007.
     Net cash used in financing activities was $5.8 million for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $34.3 million during the same period in 2007. The change is primarily due to an increase in debt repayments during 2008. During the nine months ended September 30, 2008, the Company borrowed $129.3 million on its unsecured revolving credit facility, issued a $35.0 million term loan and entered into a $28.0 million mortgage loan. In September 2008, the Company issued 2.5 million shares of its common stock for net proceeds of approximately $38.2 million. Proceeds from these transactions were used to repay $87.6 million of mortgage debt and $87.1 million of draws on the Company’s unsecured revolving credit facility, repurchase $34.0 million of Exchangeable Senior Notes, at a discount for $28.6 million, and acquire two properties. During the nine months ended September 30, 2007, the Company borrowed $74.5 million on its unsecured revolving credit facility to fund the majority of its six acquisitions. During the nine months ended September 30, 2007, the Company issued a $50.0 million term loan and used the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility. Also, the Company repurchased 180,580 Operating Partnership units during the nine months ended September 30, 2007 for $5.2 million. The Company repurchased 4,668 Operating Partnership units during the nine months ended September 30, 2008 for $80 thousand.

Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the Company’s consolidated statements of operations and notes related thereto to provide a complete depiction of the Company’s performance.

Comparison of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended
September 30, 2007
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Number of buildings (1)	164	164	—	—	154	154	—	—

Same property revenue
Rental	$25,355	$24,710	$645	2.6	$68,271	$67,636	$635	0.9
Tenant reimbursements	5,465	4,932	533	10.8	14,603	14,054	549	3.9

Total same property revenue	30,820	29,642	1,178	4.0	82,874	81,690	1,184	1.4

Same property operating expenses
Property	6,896	6,485	411	6.3	17,650	17,726	(76)	(0.4)
Real estate taxes and insurance	3,135	2,812	323	11.5	8,289	7,528	761	10.1

Total same property operating expenses	10,031	9,297	734	7.9	25,939	25,254	685	2.7

Same property net operating income	$20,789	$20,345	$444	2.2	$56,935	$56,436	$499	0.9

Reconciliation to net income
Same property net operating income	$20,789	$20,345			$56,935	$56,436
Non-comparable net operating income(2)(3)(4)	(54)	296			5,472	5,022
General and administrative expenses	(2,797)	(2,362)			(8,336)	(7,949)
Depreciation and amortization	(9,113)	(9,640)			(27,373)	(29,432)
Other expenses, net	(8,176)	(9,014)			(21,117)	(25,772)
Minority interests	(20)	12			(172)	52
Discontinued operations (5)	—	588			15,128	1,663

Net income	$629	$225			$20,537	$20

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2008	2007	2008	2007
Same Properties	86.9%	87.7%	86.2%	87.1%
Non-comparable Properties (3) (4)	68.3%	85.8%	86.3%	91.1%
Total	86.4%	87.6%	86.2%	87.5%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable properties include: Alexandria Corporate Park, Crossways Commerce Center (expansion), Triangle Business Center and River’s Park I & II. Also, same property results for the nine months ended September 30, 2008 and 2007 exclude Ammendale Commerce Center, Annapolis Commerce Park East, John Marshall Highway (Building II), Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II.

(4)	Excludes Interstate Plaza, which was fully vacant as of January 1, 2008.

(5)	Discontinued operations represent income and the gain on sale related to Alexandria Corporate Park, which was sold in June 2008.
          Same property NOI increased $0.4 million, or 2.2%, and $0.5 million, or 0.9%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  Same property rental revenue increased as a result of higher market rental rates realized during 2008 offset in part by an overall increase in vacancy.  Total same property operating expenses increased largely due to higher property assessments and increased real estate tax rates throughout the portfolio, with larger increases associated in our Northern Virginia properties.  There was also an increase in utility usage associated with properties in Maryland and an increase in utility rates and usage with properties in Northern Virginia that resulted in higher utility expenses.  A significant portion of the increase in real estate taxes and utilities expense was recovered through tenant reimbursement revenue.

Maryland

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Number of buildings (1)	64	64	—	—	60	60	—	—

Same property revenue
Rental	$8,423	$8,407	$16	0.2	$23,837	$23,699	$138	0.6
Tenant reimbursements	1,767	1,813	(46)	(2.5)	4,908	5,183	(275)	(5.3)

Total same property revenue	10,190	10,220	(30)	(0.3)	28,745	28,882	(137)	(0.5)

Same property operating expenses
Property	2,077	1,874	203	10.8	5,756	5,803	(47)	(0.8)
Real estate taxes and insurance	1,027	951	76	8.0	2,754	2,616	138	5.3

Total same property operating expenses	3,104	2,825	279	9.9	8,510	8,419	91	1.1

Same property net operating income	$7,086	$7,395	$(309)	(4.2)	$20,235	$20,463	$(228)	(1.1)

Reconciliation to total property operating income:
Same property net operating income	$7,086	$7,395			$20,235	$20,463
Non-comparable net operating income (2)(3)	—	49			1,453	1,013

Total property operating income	$7,086	$7,444			$21,688	$21,476

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2008	2007	2008	2007
Same Properties	88.7%	88.9%	88.5%	88.8%
Non-comparable Properties(3)	93.8%	—	97.1%	99.3%
Total	89.0%	88.9%	89.1%	89.1%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable properties include: Triangle Business Center and River’s Park I & II. In addition, non-comparable properties for the nine months ended September 30, 2008 also include: Ammendale Commerce Center and Annapolis Commerce Park East.
     Same Property NOI for the Maryland properties decreased $0.3 million and $0.2 million for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. Rental revenue increased for the three and nine months ended September 30, 2008 as a result of slightly increased occupancy and higher market rental rates. Total same property operating expenses for the Maryland properties increased for the three and nine months ended September 30, 2008 due to higher utility usage and an increase in real estate taxes and insurance expenses, which were partially offset by lower snow and ice removal costs during the first quarter of 2008.

Northern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Number of buildings (1)	46	46	—	—	46	46	—	—

Same property revenue
Rental	$7,641	$7,392	$249	3.4	$21,628	$21,516	$112	0.5
Tenant reimbursements	1,695	1,375	320	23.3	4,634	4,058	576	14.2

Total same property revenue	9,336	8,767	569	6.5	26,262	25,574	688	2.7

Same property operating expenses

Property	1,977	1,785	192	10.8	5,485	5,517	(32)	(0.6)
Real estate taxes and insurance	1,076	883	193	21.9	2,917	2,377	540	22.7

Total same property operating expenses	3,053	2,668	385	14.4	8,402	7,894	508	6.4

Same property net operating income	$6,283	$6,099	$184	3.0	$17,860	$17,680	$180	1.0

Reconciliation to total property operating income
Same property net operating income	$6,283	$6,099			$17,860	$17,680
Non-comparable net operating income(2) (3) (4)	(79)	274			420	1,347

Total property operating income	$6,204	$6,373			$18,280	$19,027

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2008	2007	2008	2007
Same Properties	90.5%	90.7%	89.1%	89.6%
Non-comparable Properties (3)	0.0%	85.8%	69.6%	88.5%
Total	87.8%	90.0%	86.7%	89.4%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable properties include: Alexandria Corporate Park. In addition, non-comparable properties for the nine months ended September 30, 2008 also include: John Marshall Highway (Building II).

(4)	Excludes Interstate Plaza, which was fully vacant as of January 1, 2008.
     Same Property NOI for the Northern Virginia properties increased $0.2 million for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. Total same property rental revenues increased $0.2 million and $0.1 million for the three and nine months ended September 30, 2008, respectively, as a result of higher market rates with offsets due to lower occupancy and rent abatement expense, while tenant reimbursement revenue increased as a result of increased property operating expenses. Total same property operating expenses increased $0.4 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, due to increased real estate tax expense, which was partially offset by lower snow and ice removal costs during the first quarter of 2008.

Southern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Number of buildings (1)	54	54	—	—	48	48	—	—

Same property revenue
Rental	$9,291	$8,911	$380	4.3	$22,806	$22,421	$385	1.7
Tenant reimbursements	2,003	1,744	259	14.9	5,061	4,813	248	5.2

Total same property revenue	11,294	10,655	639	6.0	27,867	27,234	633	2.3

Same property operating expenses

Property	2,842	2,826	16	0.6	6,409	6,406	3	—
Real estate taxes and insurance	1,032	978	54	5.5	2,618	2,535	83	3.3

Total same property operating expenses	3,874	3,804	70	1.8	9,027	8,941	86	1.0

Same property net operating income	$7,420	$6,851	$569	8.3	$18,840	$18,293	$547	3.0

Reconciliation to total property operating income
Same property net operating income	$7,420	$6,851			$18,840	$18,293
Non-comparable net operating income(2) (3)	25	(27)			3,599	2,662

Total property operating income	$7,445	$6,824			$22,439	$20,955

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2008	2007	2008	2007
Same Properties	84.0%	85.4%	82.9%	84.6%
Non-comparable Properties (3)	100.0%	—	90.4%	92.0%
Total	84.0%	85.4%	84.0%	84.6%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable properties include: Crossways Commerce Center (expansion). In addition, non-comparable properties for the nine months ended September 30, 2008 also include: Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II.
     Same Property NOI for the Southern Virginia properties increased $0.6 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. Same property rental revenues increased $0.4 million for the three and nine months ended September 30, 2008 due to higher market rental rates offset by increased vacancy. Same property operating expense remained relatively flat in 2008 compared to 2007, with lower repairs and maintenance costs offset by increased utility expense. Real estate taxes increased $0.1 million for the three and nine months ended September 30, 2008, due to higher property assessments and higher real estate tax rates.

Contractual Obligations
     As of September 30, 2008, the Company had development and redevelopment contractual obligations of $0.1 million outstanding and capital improvement obligations of $1.0 million outstanding. Development and redevelopment contractual obligations include commitments primarily related to the Sterling Park Business Center, Ammendale Commerce Center, Park Central, Gateway 270 and Greenbrier Business Center projects. Capital expenditure obligations generally represent commitments for roof, asphalt, HVAC replacements and other structural improvements. Also, as of September 30, 2008, the Company had $5.7 million of tenant improvement obligations which it expects to incur on its in-place leases.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At September 30, 2008, the Company was the sole general partner of and owns 97.2% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On October 22, 2008, the Company declared a dividend of $0.34 per common share. The dividend was paid on November 7, 2008, to common shareholders of record as of October 31, 2008.
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
     The following table presents a reconciliation of net income to FFO available to common share and unit holders (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$629	$225	$20,537	$20
Add: Depreciation and amortization of real estate assets	9,113	9,640	27,373	29,432

Discontinued operations depreciation and amortization	—	275	479	823
Minority interests	20	7	653	3
Less: Gain on sale of disposed property	—	—	(14,274)	—

FFO available to common shareholders and unitholders	$9,762	$10,147	$34,768	$30,278

Weighted average common shares and Operating Partnership units outstanding – diluted	24,980	25,004	24,952	25,037

Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates or credit markets; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to sell additional common shares; and other risks disclosed herein and in Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company had no off-balance sheet arrangements as of September 30, 2008.

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
     As of September 30, 2008, the Company had $113.0 million of variable rate debt, comprised of a $50.0 million term loan, a $35.0 million term loan and a $28.0 million variable rate mortgage loan, which were hedged through various interest rate swap agreements that fixed the contractual interest rates. At September 30, 2008, the Company’s exposure to variable interest rates consisted of $80.8 million of borrowings on its unsecured revolving credit facility.
     As of September 30, 2008, the Company had $80.8 million of variable rate debt that was exposed to interest rate fluctuations. A change in interest rates of 1% would result in an increase or decrease of $0.8 million in interest expense on an annualized basis.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at September 30, 2008 to be $285.8 million compared to the $324.4 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at September 30, 2008 to be $70.0 million and $75.3 million, respectively, compared to the $75.0 million and $89.7 million carrying values, respectively, at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has historically entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company will only enter into these agreements with highly rated institutional counterparties and does not expect that any counterparties will fail to meet contractual obligations. On August 7, 2007, the Company entered into a $50 million Secured Term Loan with KeyBank, N.A. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the $50 million term loan at 2.71%, plus a spread of 70 to 125 basis points, based on certain leverage ratios, for a total rate ranging from 3.41% to 3.96%. On August 11, 2008, the Company entered into a $35.0 million Secured Term Loan with KeyBank, N.A., to refinance a portion of the $72.1 million mortgage loan on its Suburban Maryland Portfolio. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the term loan at 5.58%. The swap terminates in August 2010 and has a one-year extension option, which the Company expects to exercise. On September 26, 2008, the Company entered into a $28.0 million mortgage loan with U.S. Bank, N.A. to fund part of its River’s Park I & II acquisition. Borrowings on the loan bear interest a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three year term. The swap terminates in September 2011 and has two one-year extension options.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2008, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
As of September 30, 2008, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below.
Recent disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common shares.
The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing.  Continued uncertainty in the stock and credit markets may negatively affect our ability to make acquisitions.  A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  These events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares.  These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and other adverse effects on us or the economy generally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6.     Exhibits

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

No.	Description

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Secured Term Loan Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: November 10, 2008	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: November 10, 2008	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003.

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Secured Term Loan Agreement, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)