Form 10-K
period 2008-12-31
FIRST POTOMAC REALTY TRUST
filed 2009-03-09
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act) YES ☐   NO ☑
The aggregate market value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2008, held by those persons deemed by the registrant to be non-affiliates was $366,260,543.
As of March 9, 2009, there were 27,455,428 common shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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
     References in this Annual Report on Form 10-K to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company was formed in July 2003 to be the successor general partner of First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company conducts its business through the Operating Partnership. As of December 31, 2008, the Company was the sole general partner of, and owned a 97.3% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of December 31, 2008, the Company owned approximately 12 million square feet, which included 0.3 million square feet owned through a consolidated joint venture, and the Company’s properties were 86.8% occupied by 617 tenants. The Company also owned land that can accommodate approximately 1.4 million square feet of development. As of December 31, 2008, the Company’s largest tenant was the U.S. Government, which accounted for 6.8% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     For the year ended December 31, 2008, the Company had consolidated net revenues of $124.3 million, net income of $22.8 million and total assets of $1.1 billion. Required financial information related to the Company’s three business segments is set forth in Note 15 to the Company’s consolidated financial statements.
The Company’s History
     In October 2003, the Company completed its initial public offering (“IPO”), raising net proceeds of approximately $118 million. The Company used a portion of the net proceeds from its IPO to repay debt and related fees, acquire remaining joint venture interests in four of the Company’s properties and acquire four additional properties. At December 31, 2003, the Company owned 17 properties totaling approximately 2.9 million square feet and had revenues of $18.4 million and total assets of $244.1 million. Through its business strategy and operating model, the Company has more than quadrupled its revenues, total assets and square footage under ownership during the five years ended December 31, 2008.
Narrative Description of Business
     The Operating Partnership was formed in 1997 and has used management’s knowledge of and experience in the Southern Mid-Atlantic real estate market to create the leading industrial property and business park owner in the region. The Company is well positioned given its reputation and access to capital combined with the large number of properties meeting its investment criteria and the fragmented ownership of industrial properties and business parks in the region. According to data from CoStar Group, a real estate market research firm, at December 31, 2008, First Potomac was one the largest owners of industrial properties and business parks in the Washington, D.C. metropolitan area with a 2.4% share of the market.

     The Company’s acquisition strategies focus on industrial properties and business parks in its target markets that generally meet the following investment criteria:
•	established locations;

•	below-market rents; and/or

•	absentee ownership.
     The Company also targets properties that it believes can be converted, in whole or in part, to a higher use. With business parks in particular, the Company has found that, over time, the property can be improved by converting space that is primarily warehouse space into space that contains more office use. Because office rents are generally higher than warehouse rents, the Company has been able to opportunistically add revenue and value by converting space as market demand allows.
     The Company uses its contacts, relationships and local market knowledge to identify and opportunistically acquire industrial properties and business parks in its target markets. The Company also believes that its reputation for professional property management and its transparency as a public company allow it to attract high-quality tenants to the properties that it acquires, leading, in many cases, to increased profitability and value for its properties.
Significant 2008 Developments
     During 2008, the Company completed the following:
•	Executed 3.1 million square feet of leases, consisting of 1.2 million square feet of new leases and 1.9 million square feet of renewal leases;

•	Entered into a joint venture with AEW Value Investors II, L.P. and contributed a property to the joint venture that resulted in distributions to the Company of $11.6 million;

•	Repurchased $40.0 million of its 4.0% Exchangeable Senior Notes due 2011 at a discount, resulting in a net gain of $6.4 million;

•	Enhanced liquidity with refinancing of $72.1 million in debt and issuance of 2.9 million common shares generating net proceeds of $43.9 million;

•	Sold its Alexandria Corporate Park property in Alexandria, Virginia, for net proceeds of $50.6 million; and

•	Entered into a $35.0 million secured term loan with KeyBank, N.A. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. Also, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total commitment to $50.0 million. In the third quarter, the Company entered into an interest rate swap agreement that fixed the interest rate on the original $35.0 million term loan balance. As of December 31, 2008, the initial term loan balance is fixed at 5.83%.
     Total assets were $1.1 billion at December 31, 2008 and 2007.
Competitive Advantages
     The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, which include:
•	Experienced Management Team. The Company’s executive officers average more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

•	Focused Strategy. The Company is the only publicly-traded REIT focused on industrial properties and business parks in the Southern Mid-Atlantic region. The Company believes the Southern Mid-Atlantic region is one of the largest, most stable markets in the U.S. for assets of this type.

•	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less sophisticated owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates and strong tenant bases, according to Delta Associates, a market research firm.

•	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•	Favorable Lease Terms. As of December 31, 2008, 557 of the Company’s 819 leases (representing 74.0% of the leased space in the Company’s portfolio) were triple-net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for revenue growth through contractual rent increases.

•	Tenant Mix. As of December 31, 2008, the Company’s tenants included businesses and organizations in the following categories: the U.S. Government (6.8% of its total annualized rental revenue); professional, scientific and technical services (24.0% of its total annualized rental revenue); manufacturing (12.7% of its total annualized rental revenue); and other industries (56.5% of its total annualized rental revenue). The Company believes its current tenant base provides a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company
     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	47	Chairman of the Board of Trustees and Chief Executive Officer
		Douglas J. Donatelli is a co-founder of the Company and has served as Chairman since May 2007 and Chief Executive Officer and trustee of the Company since its predecessor’s founding in 1997. Mr. Donatelli previously was Executive Vice President of Donatelli & Klein, Inc. (now Donatelli Development, Inc. (“DDI”)), a real estate development and investment firm located in Washington, D.C., and from 1985 to 1991, President of D&K Broadcasting, a communications subsidiary of DDI that owned Fox network affiliated television stations. Mr. Donatelli is active in many charitable and community organizations. He serves on the Board of Directors of the Greater Washington Board of Trade and the Catholic Charities Foundation of Washington, D.C. and is a member of the Urban Land Institute and the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Donatelli holds a Bachelor of Science degree in Business Administration from Wake Forest University.

Barry H. Bass	45	Executive Vice President, Chief Financial Officer
		Barry H. Bass served as Senior Vice President and Chief Financial Officer since joining the Company in 2002 and was elected Executive Vice President in February 2005. From 1999 to 2002, Mr. Bass was a senior member of the real estate investment banking group of Legg Mason Wood Walker, Inc. where he advised a number of public and private real estate companies in their capital raising efforts. From 1996 to 1999, Mr. Bass was Executive Vice President of the Artery Organization in Bethesda, Maryland, an owner and operator of real estate assets in the Washington, D.C. area, and prior to that a Vice President of Winthrop Financial Associates, a real estate firm with over $6 billion of assets under management, where he oversaw the Company’s asset management group. Mr. Bass is a cum laude graduate of Dartmouth College and is a member of NAREIT.

Joel F. Bonder	60	Executive Vice President, General Counsel and Secretary
		Joel F. Bonder has served as Executive Vice President, General Counsel and Secretary since joining the Company in January 2005. Mr. Bonder was Counsel at Bryan Cave LLP from 2003 to 2004 in Washington, D.C., where he specialized in corporate and real estate law and project finance. He was Executive Vice President and General Counsel of Apartment Investment and Management Company (AIMCO), a public traded apartment REIT, from 1997 to 2002, and General Counsel of National Corporation for Housing Partnerships, an owner of FHA-insured multifamily housing, and its parent, NHP Incorporated, from 1994 to 1997. Mr. Bonder is a graduate of the University of Rochester and received his JD degree from Washington University School of Law. He is admitted to the bar in the District of Columbia, Massachusetts and Illinois.

James H. Dawson	51	Executive Vice President, Chief Operating Officer
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

Nicholas R. Smith	44	Executive Vice President, Chief Investment Officer
		Nicholas R. Smith is one of the founders of the Company and has served as Executive Vice President and Chief Investment Officer since the founding of our Predecessor in 1997. He has over 25 years’ experience in commercial real estate in the Washington, D.C. area, including seven years with DDI and D&K Management.

Name	Age	Position and Background
		Prior to joining DDI, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in Mclean, Virginia and Transwestern (formerly Barrueta & Associates, Inc.), a Washington, D.C.-based commercial real estate brokerage and property management firm. Mr. Smith is a graduate of the Catholic University of America. He currently serves on the Council of Advisors for the University of Maryland’s School of Architecture, Planning and Preservation Graduate Programs in Real Estate and is a member of the Board of Directors of the Choral Arts Society of Washington. He is also a member of the National Association of Industrial and Office Parks, the Urban Land Institute and NAREIT.

Michael H. Comer	43	Senior Vice President, Chief Accounting Officer
		Michael H. Comer served as the Company’s Vice President and Chief Accounting Officer since August 2003 and was elected Senior Vice President in February 2005. Prior to joining the Company, Mr. Comer was Controller at Washington Real Estate Investment Trust (WRIT), a Washington, D.C.-based, diversified real estate investment trust, where from 1999 to 2003 he was responsible for overseeing the Company’s accounting operations and its internal and external financial reporting. Prior to his tenure at WRIT, he was a manager in corporate accounting at The Federal Home Loan Mortgage Corp., and, prior to that position, was with KPMG LLP in Washington, D.C. where he performed audit, consultation and advisory services from 1990 to 1994. He is a CPA and a graduate of the University of Maryland where he received a Bachelor of Science in Accounting. Mr. Comer is a member of the American Institute of Certified Public Accountants and NAREIT.

Timothy M. Zulick	45	Senior Vice President, Leasing
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
The Company’s Market
     Ownership of industrial and business park properties in the Southern Mid-Atlantic region is highly fragmented. According to a report by Delta Associates, a real estate market research firm and CoStar Group, the Washington-Baltimore region contains approximately 338 million square feet of industrial and business park property, which the Company estimates has an aggregate fair market value of more than $50 billion based on its knowledge of comparable per square foot sale prices of these property classes in this region. According to CoStar Group, these properties are owned by hundreds of different owners, ranging from large institutional investors to small investors and owner/occupants, with no single owner holding a significant share of the property market. For example, in the Washington, D.C. metropolitan area, First Potomac Realty Trust has become the largest owner of industrial and business park property with 2.4% of the market by square footage.
     The Washington, D.C. metropolitan area has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. metropolitan area also boasts one of the most stable economies in the country, primarily attributable to the presence of the U.S. Government and the private contractors that service the U.S. Government. The private sector is supported by the procurement spending of the U.S. Government, which has enhanced the area’s technology industry and tempered the negative impact of national economic cycles. The Washington, D.C. area is the country’s eighth largest metropolitan area in population, has the second lowest unemployment rate for metropolitan areas with population of 1 million or more, and is the fifth largest job base behind only New York, Los Angeles, Chicago and Dallas/Fort Worth according to the U.S. Department of Labor. The Washington metropolitan area is fourth in economic output according to the U.S. Conference of Mayors.
     The Company’s other primary markets are Norfolk, Virginia, Baltimore, Maryland and Richmond, Virginia. Norfolk is home to the largest military station in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. In addition, the Norfolk port is the third busiest port, in terms of container volume, on the East Coast of the United States. The Baltimore metropolitan area, with approximately 230 million square feet of industrial space has recently strengthened its position as a major trade and distribution center with strong employment growth in wholesale and retail trade. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants.

     Increases in U.S. Government spending relating to national defense, including increased military and defense spending by the Department of Defense and the Department of Homeland Security, has benefited the industrial and business park property markets in the Southern Mid-Atlantic region. The Company believes that additional defense and homeland security related spending, as well as anticipated spending from the 2009 stimulus package will continue to create demand for industrial and business park property in its markets.
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

Employees
     The Company had 137 employees as of March 1, 2009. The Company believes relations with its employees are good.
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
Exchange Certifications
     The New York Stock Exchange requires that the Chief Executive Officer of each listed company certify annually to the New York Stock Exchange that he or she is not aware of any violation by the company of New York Stock Exchange corporate governance listing standards as of the date of such certification. We submitted the certification of our Chairman and Chief Executive Officer, Douglas J. Donatelli, with our 2008 Annual Written Affirmation to the New York Stock Exchange on June 23, 2008.
     We have included the certifications of our principal executive officer and principal financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company’s public disclosure, in this annual report as Exhibits 31.1, 31.2, 32.1 and 32.2.

ITEM 1A. RISK FACTORS
     An investment in our Company involves various risks, including the risk that an investor might lose its entire investment. The following discussion concerns some of the risks associated with our business. These risks are interrelated and should be considered collectively. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our security holders.
Risks Related to Our Business and Properties
     If current adverse global market and economic conditions continue or worsen, our business, results of operations, cash flows and financial condition may be adversely affected.
     Recent market and economic conditions have been unprecedented and challenging, with significantly tighter credit markets and a recession that is expected to continue into the second half of 2009. These conditions, combined with the deteriorating financial conditions of numerous financial institutions, rising unemployment and declining residential and commercial real estate markets, among other things, have contributed to increased market volatility and diminished expectations for the U.S. and other economies.
     As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in the markets in which we own properties and we and our tenants conduct operations. Concern about the stability of the markets generally and the strength of numerous financial institutions specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants and our lenders. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our and our tenants’ financial condition and results of operations. If our tenants’ businesses or ability to obtain financing deteriorates further, they may be unable to pay rent to us, which could have a material adverse effect on our cash flows.
     In addition, our access to funds under our revolving credit facility depends on the ability of the lenders that are parties to such facility to meet their funding commitment to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions, will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitment to us, our business, results of operation, cash flows and financial condition could be adversely affected.
     In response to the deteriorating market and economic conditions in the U.S. and international markets, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to help stabilize the banking system and financial markets and to reduce the severity and length of the recession. We cannot predict the duration or severity of the current economic challenges, nor can we provide assurance that our responses to the current economic downturn, or the U.S. and foreign governments, central banks and other governmental and regulatory bodies attempts to stabilize the banking system and financial markets and to stimulate the economy, will be successful.
     We may not be able to access adequate cash to fund our business.
     Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under our unsecured revolving credit facility and secured term loans, proceeds from sales of strategically identified assets and potential joint ventures and, when market conditions permit, through the issuance of debt and equity securities from time to time. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations.
     Moreover, difficult conditions in the financial markets, and the economy generally, have caused many lenders, including our own, to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are experiencing a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to complete joint venture transactions, sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders.

Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, operations, financial condition and distribution to shareholders will be adversely affected.
     We are subject to the credit risk of our tenants, who may fail to make lease payments and thereby cause a significant decrease in our revenues and profitability.
     We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, the global recession, the recent disruption in the financial and credit markets, local economic conditions and other factors affecting the industries in which our tenants operate may affect our tenants’ ability to meet their obligations, including making rental payments to us, which may result in their bankruptcy or insolvency. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding and may reject the lease. In the event of the tenant’s breach of its obligations to us or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. The loss of rental revenues from any of our larger tenants, a number of our smaller tenants or any combination thereof, combined with our inability to replace such tenants on a timely basis may adversely affect our profitability and our ability to meet our financial obligations.
     A majority of our tenants hold leases covering less than 10,000 square feet. Many of these tenants are small companies with nominal net worth. The loss of rental revenues from any of our larger tenants or a number of our smaller tenants may adversely affect our profitability and our ability to meet our financial obligations.
     Loss of the U.S. Government as a tenant could lead to a substantial decrease in our cash flow and an impairment of the value of our properties.
     The U.S. Government accounted for 6.8% of our total annualized rental revenue as of December 31, 2008. On July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from our inability to comply with the UFC standards or for any other reason or the loss of a future significant tenant would have an adverse effect on our financial results and the value of our affected properties. A reduction or elimination of rent from the U.S. Government or other significant tenants would reduce our cash flow and adversely affect our ability to make distributions to our security holders.
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
     We do not have a policy limiting the amount of debt that we may incur. However, under the covenants of our unsecured revolving credit facility and senior notes, we have certain restrictions on the amount of debt we are allowed to incur. Our leverage levels may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business. Our leverage levels also may adversely affect the market price of our securities if an investment in our Company is perceived to be more risky than an investment in our peers.
     Newly developed and acquired properties may not produce the returns that we expect, particularly in the current global economic environment, which could adversely affect our overall financial performance.
     Over the last few years, we have focused our efforts on the acquisition, development and redevelopment of industrial properties and business parks. We intend to continue to acquire and develop industrial and business park properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. A majority of these estimates were made in advance of the recent economic downturn and we cannot assure you that our operations at these properties will not be adversely affected by the current global economic environment relative to our original estimates. Additionally, we have acquired, and may continue to acquire, properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased at favorable rental rates. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing the investment.
     In addition, when we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our overall financial performance may be adversely affected.
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
     We have an unsecured revolving credit facility that bears interest at a variable rate on any amounts drawn on the facility and a $15.0 million secured term note that bears interest at a variable rate. As of December 31, 2008, we had $113.0 million of variable rate debt, which was hedged through various interest rate swap agreements that effectively fixed the contractual interest rates. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged properly or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders.

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
          Hedging involves risk and typically involves costs, including transaction costs that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to shareholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure.
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
     Economic conditions in the Southern Mid-Atlantic region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of the region may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. Local real estate market conditions may include a large supply of competing space, and we compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services. As a result of the geographic concentration of our properties, our performance, our ability to make cash distributions, and the value of our properties will depend upon economic conditions in the region, including local real estate conditions and competition. There can be no assurance that these markets will continue to grow or that favorable economic conditions will exist. If unfavorable economic conditions occur in the region, our ability to make distributions to our security holders could be adversely affected. In particular, we are directly affected by decreases in federal government spending.

     Development and construction risks could adversely affect our profitability.
     Our renovation, redevelopment, development and related construction activities may subject us to the following risks:
•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may incur construction costs for a property that exceeds our original estimates due to increased costs for materials or labor or other costs that we did not anticipate;

•	we may not be able to obtain financing on favorable terms, if at all, which may render us unable to proceed with our development activities; and

•	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.
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
     We may make selected acquisitions outside our current geographic market from time to time as appropriate opportunities arise. Our historical experience is in the Southern Mid-Atlantic region, and we may not be able to operate successfully in other market areas. We may be exposed to a variety of risks if we choose to enter new markets. These risks include:
•	a lack of market knowledge and understanding of the local economies;

•	an inability to identify promising acquisition or development opportunities;

•	an inability to employ construction trades people; and

•	a lack of familiarity with local government and permitting procedures.
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
     We may make investments through partnerships, limited liability companies or joint ventures in the future. Partnership, limited liability company or joint venture investments may involve various risks, including the following:
•	our partners, co-members or joint ventures might become bankrupt (in which event we and any other remaining general partners or joint ventures would generally remain liable for the liabilities of the partnership or joint venture);

•	our partners, co-members or joint ventures might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	our partners, co-members or joint ventures may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

•	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venture’s, member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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
     Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli. In particular, the extent and nature of the relationships that Mr. Donatelli has developed in the real estate community in our markets is critically important to the success of our business. Although we have an employment agreement with Mr. Donatelli and other key executive officers, there is no guarantee that Mr. Donatelli or our other key executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Donatelli, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our securities.
     One of our trustees may have conflicts of interest with our Company.
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
     Our declaration of trust permits our board of trustees to issue up to 50 million preferred shares, issuable in one or more classes or series. Our board of trustees may increase the number of preferred shares authorized by our declaration of trust without shareholder approval. Our board of trustees may also classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, to participate in earnings and to convert into securities) of any such preferred shares, which rights may be superior to those of our common shares. Thus, our board of trustees could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.
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
     Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to make distributions to our security holders will be adversely affected. Income from properties may be adversely affected by:
•	decreases in rent and/or occupancy rates due to competition or other factors;

•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance and utilities;

•	reduced capital investment in or demand for real estate in the future;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

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
     Our operating expenses could be higher than anticipated due to the cost of complying with, or liability created under, existing or future environmental laws and regulations. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances, including petroleum-based products, on, under or from the property. Similarly, a former owner of real property can face liability for the disposal of hazardous substances that occurred during the time of ownership. We may face liability regardless of:
•	our knowledge of the contamination;

•	the extent of the contamination;

•	the timing of the release of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

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
     Terrorist attacks may negatively affect our operation and profitability. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment.
     The United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
     Any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our security holders, and may adversely affect and/or result in volatility in the market price for our securities.
Tax Risks of our Business and Structure
     If we fail to remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation, which would reduce the cash available for distribution to our shareholders.
     We elected to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 2003. The requirements for qualification as a REIT, however, are complex and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. This would substantially reduce our cash available to make distributions to our shareholders. In addition, incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.
     Moreover, even if we maintain our qualification as a REIT, any net income of taxable REIT subsidiaries owned by our Operating Partnership would be subject to federal, state and local income taxes at regular corporate rates.
     Distribution requirements relating to qualification as a REIT for federal income tax purposes limit our flexibility in executing our business plan.
     Our business plan contemplates growth through acquisitions. To maintain our qualification as a REIT for federal income tax purposes, we generally are required to distribute to our shareholders at least 90% of our REIT taxable income each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which actual distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our undistributed taxable income required to be distributed from prior years.

     We have distributed, and intend to continue to distribute, to our shareholders all or substantially all of our REIT taxable income each year in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the 4% nondeductible excise tax. Our distribution requirements limit our ability to accumulate capital for other business purposes, including funding acquisitions, debt maturities and capital expenditures. Thus, our ability to grow through acquisitions will be limited if we are unable to obtain debt or equity financing. In addition, differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable income and the effect of required debt amortization payments could require us to borrow funds or make a taxable distribution of our shares or debt securities to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.
     Our disposal of properties may have negative implications, including unfavorable tax consequences.
     If we make a sale of a property directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under the federal income tax laws applicable to REITs, in which case our gain, or our share of the gain, from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we may dispose of that property through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service will not assert successfully that sales of properties that we make directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes, rather than through a taxable REIT subsidiary, are sales of dealer property or inventory, in which case the 100% penalty tax would apply.
     We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.
     At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders, as the well as the market price of our securities, could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
     We may in the future choose to pay dividends in our own shares, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
     We may in the future distribute taxable dividends that are payable in cash and our common shares at the election of each shareholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2008 and 2009 could be payable in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our shareholders determine to sell shares of our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.
     Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
     The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders taxed at individual rates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the market price of the stock of REITs, including our common shares.

     Complying with REIT requirements may force us to sell otherwise attractive investments.
     To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets not withstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the Internal Revenue Service describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.
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
     Our common shares experience relatively limited trading volume; many investors may not be interested in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having a limited market. Any substantial sale of our common shares could have a material adverse effect on the market price of our common shares.
     The market price and trading volume of our common shares may be volatile.
     The market price of our common shares has been and is likely to continue to be more volatile than in prior years and subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Common share prices for REITs have experienced significant downward pressure over the course of the last year in connection with the disruptions in the real estate and credit markets and the current economic downturn and may continue to experience such downward pressures in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:
•	actual or anticipated declines in our quarterly operating results or distributions;

•	reductions in our funds from operations;

•	declining occupancy rates or increased tenant defaults;

•	general market and economic conditions, including continued volatility in the financial and credit markets;

•	increases in market interest rates that lead purchasers of our securities to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	unanticipated charges due to the vesting of equity based compensation awards upon achievement of certain performance measures that cause our operating results to decline or fail to meet market expectations.
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
     We have not established a minimum dividend payment level and we cannot assure of our ability to pay dividends in the future or the amount of any dividends.
     We intend to make quarterly distributions to our shareholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. Even though we have made distributions on our common shares each fiscal quarter since January 1, 2004, we have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent Securities and Exchange Commission filings. Comparable companies to ours have reduced and, in some cases, eliminated their distribution payments. All distributions will be made at the discretion of our board of trustees and their payment and amount will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of trustees may deem relevant from time to time. We cannot assure you of our ability to make distributions in the future or that the distributions will be made in amounts similar to our historic distributions. In addition, some of our distributions may include a return of capital or may be taxable distributions of our shares or debt securities.
     Future offerings of debt securities, which would rank senior to our common shares upon liquidation, and future offerings of equity securities, which would dilute our existing shareholders and may be senior to our common shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common shares.

     In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including senior or subordinated notes and series of preferred shares or common shares. Upon liquidation, holders of our debt securities and preferred shares, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.
     Shares eligible for future sale may have adverse effects on our share price.
     The Company cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares, including up to approximately 3.8 million common shares issuable upon (i) the redemption of units of our Operating Partnership, (ii) exercise of options, and (iii) the conversion of our Operating Partnership’s 4.0% Exchangeable Senior Notes, or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares and impede our ability to raise capital.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The following sets forth certain information for the Company’s properties as of December 31, 2008 (including properties in development and redevelopment):

						Leased at	Occupied at
		Property		Year(s) of	Square	December 31,	December 31,
Property	Buildings	Type(1)(2)	Location	Acquisition	Footage	2008(3)	2008(3)

MARYLAND

SUBURBAN MD

Frederick
15 Worman’s Mill Court	1	BP	Frederick	2004	39,966	100.0%	100.0%
Frederick Industrial Park(4)	3	I	Frederick	2004	550,365	100.0%	100.0%
Patrick Center	1	Office	Frederick	2004	66,260	76.3%	76.3%
West Park	1	Office	Frederick	2004	28,906	94.4%	94.4%

I-270 Corridor
20270 Goldenrod Lane	1	BP	Germantown	2004	24,468	96.1%	96.1%
7561 Lindbergh Drive	1	I	Gaithersburg	2004	36,000	100.0%	100.0%
Airpark Place	3	BP	Gaithersburg	2004	82,290	60.2%	60.2%
Campus at Metro Park	4	BP	Rockville	2004	190,912	85.1%	85.1%
Gateway Center	2	BP	Gaithersburg	2004	44,307	92.1%	92.1%
Girard Business Park(5)	7	BP	Gaithersburg	2004	299,042	89.4%	89.4%
Gateway 270	6	BP	Clarksburg	2006	201,293	94.9%	94.9%

Beltsville
Ammendale Business Park(6)	7	BP	Beltsville	2006 & 2007	313,890	71.3%	71.3%

Columbia
Rumsey Center	4	BP	Columbia	2002	134,296	85.0%	85.0%
Snowden Center	5	BP	Columbia	2002	141,756	79.6%	78.5%
River’s Park I & II(7)	6	BP	Columbia	2008	306,667	86.2%	86.2%

Other
Old Courthouse Square	1	Retail	Martinsburg, WV	2004	201,218	93.5%	91.9%
Woodlands Business Center	1	Office	Largo	2004	38,325	76.5%	76.5%
Glenn Dale Business Center	1	I	Glenn Dale	2005	321,394	93.0%	93.0%
Annapolis Commerce Park East	2	Office	Annapolis	2007	101,302	98.8%	98.8%

	57				3,122,657	88.7%	88.6%

BALTIMORE

Owings Mills
Owings Mills Business Park(8)	6	BP	Owings Mills	2005 & 2006	219,596	93.5%	93.5%

Other
Deer Park	4	BP	Randallstown	2004	171,280	77.4%	77.4%
Triangle Business Center(9)	4	BP	Baltimore	2008	73,998	65.0%	65.0%
Gateway West	4	BP	Westminster	2004	110,231	63.6%	63.6%

	18				575,105	79.3%	79.3%

Total Maryland	75				3,697,762	87.2%	87.1%

(1)	I = Industrial

(2)	BP = Business Park

(3)	Does not include space in development or redevelopment.

(4)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive and 6900 English Muffin Way.

(5)	Girard Business Park consists of the following properties: Girard Business Center and Girard Place. (6) Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(6)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(7)	Occupancy includes seller lease-back. In December 2008, the Company contributed the River’s Park I & II property to a newly formed joint venture, which it consolidates in its financial statements.

(8)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

(9)	Occupancy includes seller lease-back.

						Leased at	Occupied at
		Property		Year(s) of	Square	December 31,	December 31,
Property	Buildings	Type(1)(2)	Location	Acquisition	Footage	2008(3)	2008(3)

NORTHERN VIRGINIA

Alexandria
Plaza 500	2	I	Alexandria	1997	504,089	99.1%	99.1%
Interstate Plaza	1	I	Alexandria	2003	51,279	100.0%	0.0%

Manassas
Windsor at Battlefield	2	BP	Manassas	2004	153,510	100.0%	100.0%
Gateway Centre	3	BP	Manassas	2005	101,021	64.6%	59.8%
Linden Business Center	3	BP	Manassas	2005	109,118	81.5%	81.5%

Reston/Herndon
Van Buren Business Park	5	BP	Herndon	1997	108,051	91.7%	91.7%
Herndon Corporate Center	4	BP	Herndon	2004	127,684	77.8%	73.2%
Reston Business Campus	4	BP	Reston	2005	82,584	93.9%	93.9%

Sterling
Sterling Park Business Center(4)	5	BP	Sterling	2005 & 2006	366,204	93.2%	93.2%

Chantilly
Lafayette Business Park(5)	6	BP	Chantilly	1998 & 2005	252,308	88.7%	80.9%

Other
13129 Airpark Road	1	I	Culpeper	1997	149,795	100.0%	100.0%
Newington Business Park Center	7	I	Lorton	1999	254,242	93.2%	93.2%
15395 John Marshall Highway	1	I	Haymarket	2004	236,082	100.0%	100.0%
Aquia Commerce Center I & II	2	BP	Stafford	2004	64,488	100.0%	100.0%
Prosperity Business Center	1	BP	Merrifield	2005	71,312	100.0%	100.0%

Total Northern Virginia	47				2,631,767	93.4%	90.3%

(1)	I = Industrial

(2)	BP = Business Park

(3)	Does not include space in development or redevelopment.

(4)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(5)	Lafayette Business Park consists of the following properties: Enterprise Center and Tech Court.

						Leased at	Occupied at
		Property		Year(s) of	Square	December	December
Property	Buildings	Type(1)(2)	Location	Acquisition	Footage	31, 2008(3)	31, 2008(3)

SOUTHERN VIRGINIA

RICHMOND

North
Virginia Center	1	BP	Glen Allen	2003	119,921	90.3%	90.3%
Northridge I, II	2	I	Ashland	2006	140,194	85.8%	77.6%
Hanover Business Center	4	BP	Ashland	2006	183,068	89.1%	89.1%
Park Central	3	BP	Richmond	2006	196,458	96.8%	96.8%

South
River’s Bend Center(4)	6	I	Chester	2006 & 2007	795,037	95.8%	95.8%
Chesterfield Business Center(5)	11	BP	Richmond	2006 & 2007	318,615	80.4%	76.8%

	27				1,753,293	91.2%	89.9%

NORFOLK

Crossways
Crossways Commerce Center(6)	9	BP	Chesapeake	1999, 2004, 2005 & 2006	1,085,882	97.1%	92.8%

Greenbrier
Greenbrier Business Center(7)	4	BP	Chesapeake	2002 & 2007	405,597	81.4%	78.6%

Chesapeake
Cavalier Industrial Park	4	I	Chesapeake	2005	396,083	71.0%	67.6%
Diamond Hill Distribution Center	4	I	Chesapeake	2005	712,550	75.4%	75.4%

Hampton
1000 Lucas Way	2	BP	Hampton	2005	183,379	95.8%	95.8%
Enterprise Parkway	1	BP	Hampton	2005	332,536	65.2%	65.2%

Norfolk
Norfolk Commerce Park(8)	3	BP	Norfolk	2002, 2004 & 2006	261,703	94.5%	94.5%

	27				3,377,730	84.2%	82.1%

Total Southern Virginia	54				5,131,023	86.6%	84.7%

TOTAL	176				11,460,552	88.4%	86.8%

Active Development
Maryland					—
Northern Virginia					56,555
Southern Virginia					48,000

					104,555

Active Redevelopment(9)
Maryland					54,290
Northern Virginia					56,212
Southern Virginia					70,883

					181,385

TOTAL					285,940

Completed Development/Redevelopment not yet placed in service					81,015

GRAND TOTAL					11,827,507

(1)	I = Industrial

(2)	BP = Business Park

(3)	Does not include space in development or redevelopment.

(4)	River’s Bend Center consists of the following properties: River’s Bend Center and River’s Bend Center II.

(5)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center and Pine Glen.

(6)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, Crossways I, Crossways II, 1434 Crossways Boulevard and 1408 Stephanie Way.

(7)	Greenbrier Business Center consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.

(8)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

(9)	Represents square footage of existing structures currently under redevelopment.
     As of December 31, 2008, the Company’s lease expirations for each of the next ten years are summarized as follows:

		% of square
	Square	feet under
	Feet	leases expiring
MTM(1)	57,786	1%
2008(2)	76,728	1%
2009	1,437,426	14%
2010	1,227,385	12%
2011	2,156,232	21%
2012	826,167	8%
2013	1,168,378	12%
2014	685,080	7%
2015	511,319	5%
2016	567,588	6%
2017	614,907	6%
2018	509,278	5%
Thereafter	288,646	2%

	10,126,920	100%

(1)	Month-to-month leases as of December 31, 2008.

(2)	The Company treats leases that expired on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space. Of the 76,728 square feet of leases that expired on 12/31/2008, 41,465 square feet were moved out, 10,320 square feet were renewed and 24,943 square feet were heldover.
The Company’s average effective annual rental rate per square foot for each of the previous five years is as follows:

Average Base
Rent per
Square Foot(1)
2004	$10.60
2005	10.51
2006	9.56
2007	9.54
2008	9.68

(1)	Triple-net equivalent.
     The Company’s weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted
Average
Occupancy Rates
2004	92.1%
2005	90.7%
2006	88.1%
2007	86.9%
2008	86.3%
     The Company’s principal executive offices are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814.

The Company leases approximately 18,000 square feet at this location and believes this space is sufficient to meet its current needs. The Company has five other offices for its property management operations, which occupy approximately 23,000 square feet within properties it owns.
ITEM 3. LEGAL PROCEEDINGS
     As of December 31, 2008, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s common shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company’s common shares began trading on the New York Stock Exchange upon the closing of its initial public offering in October 2003. As of December 31, 2008, there were 43 shareholders of record and an estimated 12,603 beneficial owners of the Company’s common shares.
     The following table sets forth the high and low sales prices for the Company’s common shares and the dividends paid per common share for 2008 and 2007.

	Price Range		Dividends
2008	High	Low	Per Share
Fourth Quarter	$17.16	$5.45	$0.34
Third Quarter	19.05	14.29	0.34
Second Quarter	17.52	15.12	0.34
First Quarter	17.95	13.30	0.34

	Price Range		Dividends
2007	High	Low	Per Share
Fourth Quarter	$24.43	$16.74	$0.34
Third Quarter	24.44	18.09	0.34
Second Quarter	29.67	22.77	0.34
First Quarter	31.75	27.79	0.34
     The Company will pay future distributions at the discretion of its board of trustees. The Company’s ability to make cash distributions in the future will be dependent upon (i) the income and cash flow generated from Company operations, (ii) cash generated or used by the Company’s financing and investing activities and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described above and such other factors as the board of trustees deems relevant. The Company’s ability to make cash distributions will also be limited by the terms of our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. Historically, the Company has generated sufficient cash flows from operating activities to fund distributions. The Company may rely on borrowings on its unsecured revolving credit facility or may make taxable distributions of its shares or securities to make any distributions in excess of cash available from operating activities.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
     A total of 1,560,800 equity securities have been authorized under the Company’s Equity Compensation Plan. The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no equity compensation plans that were not approved by its security holders.

	Number of Securities to	Weighted-Average	Number of Securities
	be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	683,469	$18.49	295,846
Equity compensation plans not approved by security holders	—	—	—

Total	683,469	$18.49	295,846

     The Company has not sold any unregistered equity securities or purchased any of its registered equity securities during the twelve months ended December 31, 2008. During 2008, 26,181 Operating Partnership units were redeemed for 26,181 common shares valued at $0.4 million and 8,340 Operating Partnership units were acquired, from unaffiliated limited partners, for $0.1 million in cash.
     Performance Graph
     The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period December 31, 2003 through December 31, 2008 assuming the investment of $100 in each of the Company and the two indices, on December 31, 2003, and the reinvestment of dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
DECEMBER 31, 2003 THROUGH DECEMBER 31, 2008
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

First Potomac Realty Trust	100.00	126.30	154.53	176.54	111.01	65.56
MSCI US REIT (RMS)	100.00	131.49	147.44	200.40	166.70	103.40
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
     The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not be deemed filed under those acts.

ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected financial information of the Company and its subsidiaries. The financial information has been derived from the consolidated balance sheets and statements of operations.
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(amounts in thousands, except per share amounts)	2008	2007	2006	2005	2004
Operating Data:
Rental revenue and tenant reimbursements	$124,293	$119,589	$99,744	$71,061	$36,500

Income (loss) from continuing operations	$7,658	$(1,763)	$209	$(1,534)	$(1,886)
Income from discontinued operations	15,128	2,296	9,822	2,884	4,516

Net income	$22,786	$533	$10,031	$1,350	$2,630

Net income per share — basic:
Income (loss) from continuing operations	$0.31	$(0.07)	$0.01	$(0.09)	$(0.16)
Income from discontinued operations	0.61	0.09	0.45	0.17	0.39

Net income	$0.92	$0.02	$0.46	$0.08	$0.23

Net income per share — diluted:
Income (loss) from continuing operations	$0.31	$(0.07)	$0.01	$(0.09)	$(0.16)
Income from discontinued operations	0.61	0.09	0.44	0.17	0.39

Net income	$0.92	$0.02	$0.45	$0.08	$0.23

Cash dividends paid per share	$1.36	$1.36	$1.24	$1.125	$0.74

	As of December 31,
(amounts in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$1,080,714	$1,052,299	$994,567	$727,763	$510,076
Mortgage loans and other debt	657,230	676,469	588,627	396,265	298,719
Shareholders’ equity	361,736	330,811	363,586	289,331	177,693

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
Overview
     The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. As of December 31, 2008, the Company owned approximately 12 million square feet, which include 0.3 million square feet owned through a consolidated joint venture, and the Company’s properties were 86.8% occupied by 617 tenants. The Company also owned land that can accommodate approximately 1.4 million square feet of development. As of December 31, 2008, the Company’s largest tenant was the U.S. Government, which accounted for 6.8% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.
     The Company’s long-term growth will be driven by its ability to:
•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties or contribute properties to joint ventures; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.
Significant 2008 Developments
     During 2008, the Company completed the following:
•	Executed 3.1 million square feet of leases, consisting of 1.2 million square feet of new leases and 1.9 million square feet of renewal leases;

•	Entered into a joint venture with AEW Value Investors II, L.P. and contributed a property to the joint venture that resulted in distributions to the Company of $11.6 million;

•	Repurchased $40.0 million of its 4.0% Exchangeable Senior Notes due 2011 at a discount, resulting in a net gain of $6.4 million;

•	Enhanced liquidity with refinancing of $72.1 million in debt and issuance of approximately 2.9 million common shares generating net proceeds totaling $43.9 million;

•	Sold its Alexandria Corporate Park property in Alexandria, Virginia for net proceeds of $50.6 million; and

•	Entered into a $35.0 million secured term loan with KeyBank, N.A. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. Also, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total commitment to $50.0 million. In the third quarter, the Company entered into an interest rate swap agreement that fixed the interest rate on the original $35.0 million term loan balance. As of December 31, 2008, the initial term loan balance is fixed at 5.83%.
     Total assets were $1.1 billion at December 31, 2008 and 2007.

Development and Redevelopment Activity
     During the fourth quarter of 2008, the Company substantially completed a 76,300 square foot redevelopment of an existing building at Ammendale Business Park at a total cost of approximately $1.9 million. The building was fully pre-leased to a tenant while in redevelopment with rent commencing in late December 2008.
     During 2008, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
     As of December 31, 2008, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Greenbrier Technology Center III — a 48,000 square foot three-story office building is currently in the permit phase. Civil site plans have been completed and a site permit has been received. The balance of the construction documents have been submitted to the city and are pending building permit approval; and

•	Sterling Park Business Center, Lot 7 — a 57,000 square foot office building, adjacent to a recently completed building, is in the site permit phase. Costs to date are for civil site preparation work as well as construction documents. Both the site and building permits are pending approval.
Redevelopment
•	Enterprise Parkway — a 71,000 square foot multi-tenanted office redevelopment. Costs incurred to date include building, lobby and common corridor renovations as well as schematic architectural and engineering design for future tenant layouts;

•	Gateway 270 — a 55,000 square foot business park redevelopment. Costs incurred to date include architectural and engineering design and permitting; demolition, metal framing, plumbing, mechanical and sprinkler work; and

•	Interstate Plaza — a 56,000 square foot multi-tenanted office and warehouse redevelopment. Costs incurred to date include schematic architectural design for multi-tenant layouts and exterior renovation work.
     The Company intends to commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of unfinished space. The Company anticipates development and redevelopment efforts on these projects will be completed in 2009. At December 31, 2008, the Company owned land, which can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs and expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company identified no impairment in the value of its properties at December 31, 2008.
     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value of the building, less anticipated selling costs, is lower than its carrying amount. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations on its statement of operations and classify the assets and related liabilities as held-for-sale on the consolidated balance sheets. Interest expense is reclassified to discontinued operations only to the extent the property to be disposed of secures specific mortgage debt and the debt will not be transferred to another of the Company’s properties after the disposition.
     On June 5, 2008, the Company sold its Alexandria Corporate Park property formerly in the Company’s Northern Virginia reporting segment. Alexandria Corporate Park was among several properties that served as collateral on a $100 million fixed-rate mortgage loan issued by Jackson National Life Insurance Company. During June 2008, the Company removed Alexandria Corporate Park from the loan’s collateral base and replaced it with two properties, Northridge I & II and 15395 John Marshall Highway. Since the debt remained encumbered to properties that are wholly-owned by the Company, interest expense was not reclassified to discontinued operations. Otherwise, operating results and the gain on disposal for these assets are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had and will have no continuing involvement with the property subsequent to its disposal.

     During May 2006, the Company sold its property located at 6600 Business Parkway formerly in the Company’s Maryland reporting segment. As a result, operating results and the gain on disposal for these assets are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had and will have no continuing involvement with the property subsequent to its disposal.
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building on an as-if vacant basis based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates the fair value. The purchase price is also allocated as follows:
•	the value of leases in-place on the date of acquisition are based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to nineteen years; and

•	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, depreciation expense and amortization expense it recognizes for these leases and associated intangible assets and liabilities.
Goodwill and Impairment Analysis
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheets. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference.
     The Company’s assessment of goodwill impairment involved multiple approaches. The Company performed a discounted cash flow analysis to compare the fair value of the reporting units to the carrying value of each unit. In consideration of the limited transactions in the marketplace, disruption in the financial markets and overall recession, the Company calculated a range of cash flows utilizing both historical data and stress test type inputs to evaluate worst case scenarios. The results of the cash flow analysis showed no impairment in Company’s goodwill, therefore the Company did not perform a step 2 impairment analysis. The Company also performed a reconciliation of the estimated fair value of our reporting units to market capitalization to further assess any indicators of impairment. The methodology applied was to calculate the aggregate fair value, using the cash flow approach discussed, less applicable indebtedness. The aggregate net asset value exceeded the Company’s equity market capitalization due to the control premium that would be implied in such an analysis as well as the market discount currently experienced by other similar organizations in the industry. No impairment losses were recognized during the years ended December 31, 2008, 2007 and 2006.

Investment in Joint Venture
     The Company may continue to seek to grow its portfolio by entering into joint venture agreements. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture. If the Company meets the requirements of the equity method of accounting, it will account for its initial investment within its balance sheets as “Investment in Affiliates.” The Company’s respective share of all earnings from the joint venture will be presented on its statements of operations as “Equity in Earnings” with a corresponding entry on the balance sheet to Investment in Affiliates. All distributions received from the joint venture will be recorded as a reduction in Investment in Affiliates.
     If the Company does not meet the requirements of the equity method of accounting, it will consolidate all of the joint venture’s operating results within its consolidated financial statements. The cash contributed to the joint venture by the third party, if any, will be reflected in the liability section of the Company’s balance sheets under “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the joint venture and will be adjusted to reflect the third party’s share of earnings in the joint venture or any distributions received by the third party from the joint venture. The earnings from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within Company’s consolidated statements of operations. All distributions received by the Company from the joint venture will be recorded as a reduction in the Financing Obligation.
Derivative Instruments
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company may enter into derivative agreements to mitigate exposure to unexpected changes in interest rates and may use interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company intends to enter into derivative agreements only with counterparties that it believes have a strong credit rating to mitigate the risk of counterparty default or insolvency.
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the asset or liabilities, fair value is offset to accumulated other comprehensive income (loss), an element of shareholders’ equity (cash flow hedge), or through earnings, along with the change in fair value of the asset or liability being hedged (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
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
Results of Operations
     Comparison of the Years Ended December 31, 2008, 2007 and 2006
     The Company completed acquisitions totaling $372.5 million during the three years ended December 31, 2008 and owned 11.8 million, 11.4 million and 10.4 million square feet of space available for leasing at December 31, 2008, 2007 and 2006, respectively. Of the square footage owned as of December 31, 2008, 0.3 million square feet was owned by the Company through a consolidated joint venture. Operating results period over period have been significantly affected by the volume and timing of acquisitions.
      2008 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $46.4 million during 2008: four buildings at Triangle Business Center; and six buildings at River’s Park I & II. In December 2008, the Company contributed the River’s Park I & II buildings to a newly formed joint venture, which it consolidates in its financial statements.

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
     For the year-over-year discussion of operating results presented below, the term “Current Acquisitions” will include all properties acquired during the years being compared and the term “Remaining Portfolio” will include all properties owned by the Company for the entirety of the years being compared.
     Total Revenues
     Total revenues are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change	2007	2006	Increase	Change

Rental	$101,844	$98,814	$3,030	3%	$98,814	$83,165	$15,649	19%
Tenant reimbursements & other	$22,449	$20,775	$1,674	8%	$20,775	$16,579	$4,196	25%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $3.0 million in 2008 as compared to 2007 primarily due to the Company’s Current Acquisitions, which resulted in additional rental revenue of $2.4 million. The remaining increase in rental revenue can be attributed to an increase in rental rates, as the average rental rates on new and renewal leases increased 13.6% and 11.8%, respectively, during 2008, with the Company executing 3.1 million square feet of new and renewal leases during the year. The increase in rental revenue in 2008 compared to 2007 includes $2.1 million for the Company’s Maryland reporting segment and $1.3 million for the Southern Virginia reporting segment. The increase in Maryland and Southern Virginia reflects higher market rental rates, with a partial offset by an increase in vacancy. Rental revenue for the Company’s Northern Virginia reporting segment decreased $0.4 million in 2008 from 2007 due primarily to an increased vacancy.
     The Company’s portfolio occupancy was 86.8% at December 31, 2008 compared to 86.3% at December 31, 2007. The Company’s weighted average occupancy during 2008 was 86.3% compared to 86.9% in 2007. The Company’s overall portfolio was 88.4% leased at December 31, 2008.
     Rental revenue increased $15.6 million in 2007 as compared to 2006 primarily due to Current Acquisitions, which resulted in additional revenue of $15.2 million during 2007 compared to 2006. The remaining increase in rental revenue can be attributed to an increase in rental rates, as the average rental rates on new and renewal leases increased 16.9% and 10.3%, respectively, during 2007, as a result of 2.0 million square feet of new and renewal leases executed during the year. The increase in rental revenue in 2007 compared to 2006 includes $5.2 million for the Company’s Maryland reporting segment, $1.3 million for the Northern Virginia reporting segment and $9.1 million for the Southern Virginia reporting segment.

      Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $1.7 million in 2008 compared to 2007. The increase is primarily due to the Remaining Portfolio, which resulted in $1.1 million of additional tenant reimbursements and other revenues to the portfolio in 2008 due to an increase in operating expenses that were reimbursed by the tenants. Tenant reimbursements and other revenues increased $0.6 million for Current Acquisitions during 2008. The increases in tenant reimbursements and other revenues in 2008 compared to 2007 include $0.8 million for the Northern Virginia reporting segment and $1.2 million for the Southern Virginia reporting segment. The increase in Northern Virginia and Southern Virginia in part reflects an increase in triple-net tenants that generally results in higher reimbursement of property operating expenses. Tenant reimbursements and other revenues decreased $0.3 million for the Company’s Maryland reporting segment in 2008 compared to 2007, primarily due to slightly lower reimbursement revenue, lower termination fee income and reduced ancillary income such as late fee revenue.
     Tenant reimbursements and other revenues increased $4.2 million from 2007 to 2006, primarily due to a full year of ownership of Current Acquisitions, which resulted in $3.1 million of additional revenues. Tenant reimbursements and other revenues increased $0.4 million for the Remaining Portfolio during 2007 as a result of an increase in termination fee income and expense recoveries. The increase in tenant reimbursements and other revenues in 2007 compared to 2006 includes $1.8 million for the Maryland reporting segment, $0.4 million for the Northern Virginia reporting segment and $2.0 million for the Southern Virginia reporting segment.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change	2007	2006	Increase	Change

Property operating expenses	$27,245	$25,217	$2,028	8%	$25,217	$19,266	$5,951	31%
Real estate taxes and insurance	$12,232	$10,813	$1,419	13%	$10,813	$8,705	$2,108	24%
     Property Operating Expenses
     Property operating expenses increased $2.0 million in 2008 compared to the same period in 2007. The overall increase in property operating expenses is primarily due to higher administrative expense and utility costs associated with the Remaining Portfolio, which resulted in $1.4 million of additional property operating expenses during 2008 compared to the same period in 2007. The increase in property operating expenses can also be attributed to Current Acquisitions, which experienced an increase in property operating expense of $0.6 million in 2008 compared to the same period in 2007. The increase in property operating expenses in 2008 compared to 2007 includes $1.0 million for the Maryland reporting segment, $0.4 million for the Northern Virginia reporting segment and $0.6 million for the Southern Virginia reporting segment.
     Property operating expenses increased $6.0 million in 2007 as compared to 2006 primarily due to Current Acquisitions, which resulted in $4.0 million of additional property operating expenses in 2007. The balance of the increase in property operating expenses can be largely attributed to an increase in utilities expense, administrative expense and additional snow and ice removal costs from the Remaining Portfolio during 2007. Administrative expenses increased in 2007 due largely to the Company fully implementing its regional structure resulting in additional personnel and administrative costs of the three regions allocated to properties and generally recoverable from tenants. The increase in property operating expenses in 2007 compared to 2006 includes $1.8 million for the Maryland reporting segment, $0.7 million for the Northern Virginia reporting segment and $3.5 million for the Southern Virginia reporting segment.
     Real Estate Taxes and Insurance
     Real estate taxes and insurance expenses increased $1.4 million in 2008 compared to the same period in 2007. A large portion of the increase can be attributed to higher real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Loudon County, Stafford County and Fairfax County, Virginia. The increase in real estate taxes and insurance expenses in 2008 compared to 2007 includes $0.3 million for the Maryland reporting segment, $0.8 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.

     Real estate taxes and insurance expenses increased $2.1 million in 2007 from 2006, primarily due to Current Acquisitions, which resulted in $1.7 million of additional real estate taxes and insurance expenses to the portfolio in 2007 compared to 2006. The balance of the increase can be attributed to generally higher real estate taxes on the Remaining Portfolio, primarily due to higher assessments in Fairfax County, Virginia. The increase in real estate taxes and insurance expenses in 2007 compared to 2006 includes $0.7 million for the Maryland reporting segment, $0.5 million for the Northern Virginia reporting segment and $0.9 million for the Southern Virginia reporting segment.
Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change	2007	2006	Increase	Change

	$11,938	$10,453	$1,485	14%	$10,453	$9,832	$621	6%
     General and administrative expenses increased $1.5 million during 2008 compared to the same period in 2007, primarily due to increased compensation and benefits expense, including increased share-based compensation expense as a result of restricted shares issued to the Company’s executive officers in March 2008. The Company also incurred an additional $0.3 million of abandoned acquisition-related costs during 2008.
     General and administrative expenses increased $0.6 million in 2007 from 2006, primarily due to increased personnel, resulting in higher compensation and benefits-related expenses. The increase in general and administrative expenses was partially offset by a reduction in incentive compensation for the Company’s executive officers.
     Depreciation and amortization expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Decrease	Change	2007	2006	Increase	Change

	$37,207	$40,023	$2,816	7%	$40,023	$33,465	$6,558	20%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $2.8 million in 2008 compared to the same period in 2007. The decrease is primarily due to a reduction of $3.6 million of depreciation on the Remaining Portfolio, as certain acquired tenant improvements, intangible in-place leases and customer relationship assets amortized in full as leases reached their contractual termination and as a result of costs written-off associated with early lease terminations. The decrease in depreciation and amortization expense was partially offset by additional depreciation expense of $0.7 million recorded in 2008 as a result of Current Acquisitions.
     Depreciation and amortization expense increased $6.6 million in 2007 from 2006 primarily due to Current Acquisitions, which generated additional depreciation and amortization expense of $8.3 million. The increase in depreciation expense from Current Acquisitions was partially offset by a decline in depreciation expense from the Remaining Portfolio during 2007 as certain acquired intangible assets fully amortized.

     Other Expenses
     Interest expense is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Decrease	Change	2007	2006	Increase	Change

	$34,804	$35,587	$783	2%	$35,587	$28,500	$7,087	25%
     The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period over period comparisons of interest expense.
     Interest expense decreased $0.8 million during 2008 compared to the same period in 2007. In 2008, the Company prepaid $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio, which resulted in a decrease in total mortgage interest expense of $2.2 million in 2008 compared to 2007. The prepayment of the Suburban Maryland Portfolio mortgage loan was financed through the issuance of a $35.0 million term loan, later amended to increase the total commitment to $50.0 million and a draw on the Company’s unsecured revolving credit facility. The new term loan resulted in an additional $0.7 million of interest expense during the year. In 2008, the Company used its unsecured revolving credit facility, along with available cash, to repurchase $40.0 million of its Exchangeable Senior Notes, which resulted in $1.1 million less of interest expense and discount amortization on its Exchangeable Senior Notes in 2008 compared to 2007. The Exchangeable Senior Notes were purchased at a discount, which resulted in a net gain of $6.4 million. In 2008, the Company’s average balance on its unsecured revolving credit facility was $71.8 million with a weighted average interest rate of 4.0% compared to $31.2 million with a weighted average interest rate of 6.49%. The increased average balance of the credit facility resulted in $0.8 million of additional interest during 2008. The Company entered into a $50.0 million term loan in August 2007, which resulted in $0.8 million of additional interest expense in 2008 compared to 2007. During 2008, the Company entered into three interest rate swap agreements that fixed the variable interest rates on certain debt obligations. These swap agreements resulted in an additional $0.1 million of interest expense for 2008. Also, the decrease in interest expense was also attributed to $0.3 million of additional capitalized interest related to additional development and redevelopment activity in 2008 compared to 2007.
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
     Interest and other income are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Decrease	Change	2007	2006	Decrease	Change

	$676	$685	$9	1%	$685	$1,032	$347	34%
     Interest and other income include amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income slightly decreased in 2008 compared to the same period in 2007 primarily due to lower average interest rates in 2008 compared to 2007. The Company earned an interest rate of 3.62% on an average cash balance of $5.1 million during 2008, compared to 5.20% on an average cash balance of $4.2 million during 2007.
     Interest and other income decreased $0.3 million in 2007 from 2006 primarily due to the Company receiving a $0.3 million settlement of a bankruptcy claim in 2006 from a former tenant that vacated its space in 2003 prior to its lease expiration. The Company maintained a lower average cash balance in 2007 compared to 2006 primarily as a result of increased development, redevelopment and capital improvement activities. The Company earned an interest rate of 5.20% on an average cash balance of $4.2 million during 2007, compared to 5.00% on an average cash balance of $6.4 million during 2006.

     Gain on early retirement of debt is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change	2007	2006	Change	Change

	$6,351	$—	$6,351	—	$—	$—	$—	—
     In 2008, the Company repurchased $40.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.4 million, net of deferred financing costs and original issue discount. The majority of Exchangeable Senior Notes repurchased in 2008 were funded with borrowings on the Company’s unsecured revolving credit facility and available cash.
     Loss on interest-rate lock agreement is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Change	Change	2007	2006	Decrease	Change

	$—	$—	$—	—	$—	$671	$671	—
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
     Loss on early retirement of debt is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Change	Change	2007	2006	Decrease	Change

	$—	$—	$—	—	$—	$121	$121	—
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
      Minority Interests from Continuing Operations
     Minority interests are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change	2007	2006	Decrease	Change

	$236	$(56)	$292	521%	$(56)	$7	$63	900%
     Minority interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The increase in minority interest expense can be attributed to a $9.4 million increase in income from continuing operations in 2008 compared to 2007. The increase in minority interests from continuing operations was slightly offset by a decline in minority interest ownership in 2008 compared to 2007. The outstanding interests owned by limited partners was 2.7% as of December 31, 2008 compared to 3.2% as of December 31, 2007. The decrease in minority interest ownership in 2008 compared to 2007 is primarily attributable to the Company’s common stock offering of 2.9 million common shares in September 2008 and the redemption during the year of 26,181 Operating Partnership units for 26,181 common shares valued at $0.4 million.
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

     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2008	2007	Increase	Change	2007	2006	Decrease	Change

	$15,128	$2,296	$12,832	559%	$2,296	$9,822	$7,526	77%
     Income from discontinued operations represents revenues and expenses from Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment and 6600 Business Parkway, formerly in the Company’s Maryland reporting segment. In June 2008, the Company sold its Alexandria Corporate Park property in Alexandria, Virginia, and recognized a gain on sale of $14.3 million. In May 2006, the Company sold 6600 Business Parkway located in Elkridge, Maryland and recognized a gain on sale of $7.5 million. Operating results and the gain on sales for the Alexandria Corporate Park and 6600 Business Parkway properties are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had no continuing involvement with either property subsequent to their disposal. The Company had not committed to a disposition plan nor had it disposed of any additional real estate assets as of December 31, 2008. The Company did not dispose of any properties during 2007.
     Cash Flows
     Consolidated cash flow information is summarized as follows:

	Years ended December 31,			Change
(amounts in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Cash and cash equivalents	$16,352	$5,198	$41,367	$11,154	$(36,169)
Cash provided by operating activities	38,064	40,921	35,942	(2,857)	4,979
Cash used in investing activities	(21,062)	(113,348)	(204,152)	92,286	90,804
Cash (used in) provided by financing activities	(5,848)	36,258	206,221	(42,106)	(169,963)
     Comparison of the Years Ended December 31, 2008 and 2007
     Net cash provided by operating activities decreased $2.9 million in 2008. This decrease was driven largely by an increase in leasing commissions, included in deferred costs, as a result of the significant leasing activity completed in 2008. The decrease was also due to an increase in accounts receivable and accrued straight-line rents, as well as a decline in rents received in advance, much of which can be attributed to the timing and receipt of rental payment by and from tenants. The decrease in cash from operating activities was partially offset by an increase in escrow and reserves, primarily, due to the Company’s repayment of a mortgage loan that encumbered its Suburban Maryland Portfolio, which released all the previously escrowed funds to the Company.
     Net cash used in investing activities decreased $92.3 million in 2008 as a result of a sale of a property and fewer property acquisitions during the year. During 2008, the Company sold its Alexandria Corporate property for net proceeds of $50.6 million. The Company did not sell any properties during 2007. In 2008, the Company acquired two properties for a total purchase price of $46.4 million. In 2007, the Company purchased six properties for a total purchase price of $88.6 million, which includes the assumption of mortgage debt fair valued at $8.9 million and the issuance of Operating Partnership units valued at $1.7 million. During 2008, the Company also contributed one of the acquired properties to a newly formed joint venture for net proceeds of $11.6 million. The decrease in cash used in investing activities was slightly offset by an increase in additions to rental property, development and redevelopment activity, which increased by a combined $2.0 million in 2008.
     Net cash used in financing activities was $5.8 million during 2008 compared to net cash provided by financing activities of $36.3 million during 2007. During 2008, net proceeds from borrowings totaled $217.3 million, compared to net proceeds from borrowings of $138.0 million in 2007. The increased borrowings during 2008 were primarily used to repay the mortgage debt encumbering the Company’s Suburban Maryland Portfolio and to repurchase $40.0 million of the Company’s Exchangeable Senior Notes, which were repurchased at a discount. In total, the Company repaid or refinanced $230.6 million of its outstanding debt during 2008 compared to $59.6 million during 2007. The majority of the debt proceeds in 2007 were used to fund property acquisitions. The Company issued 2.9 million shares of its common stock during 2008 for net proceeds of $43.9 million, which were used to repay debt and to partially fund a property acquisition. During 2008, the Company purchased $0.1 million of Operating Partnership units compared to repurchases of $5.2 million during 2007. The Company paid dividends to shareholders of $34.2 million in 2008 compared to $32.9 million in 2007.

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
     Net cash provided by financing activities decreased $170.0 million in 2007 as a result of lower proceeds from borrowings during the year. During 2007, net proceeds from borrowings totaled $138.0 million, compared to net proceeds from borrowings of $334.9 million in 2006. The 2007 borrowings include proceeds from the $50 million secured term loan issuance and borrowings under the unsecured revolving credit facility. The 2006 borrowings include proceeds from the $75 million Senior Note issuances and the $125 million Exchangeable Senior Note issuances, with the remaining proceeds drawn on the unsecured revolving credit facility. The additional borrowings in 2006 were a result of greater property acquisitions during the year. The Company received net proceeds of $90.0 million from the July 2006 common share offering. The Company repaid borrowings of $59.6 million in 2007 compared to the repayment of borrowings of $180.1 million in 2006. The Company also purchased a capped call option for $7.6 million concurrent with the issuance of the $125 million Exchangeable Senior Notes in December 2006. During 2007, the Company purchased $5.2 million of Operating Partnership units. In 2007, the Company paid dividends to shareholders of $32.9 million compared to $27.5 million in 2006.
Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor significant insight into the operations of the property. This presentation removes the effects of growth or declines in net operating income that is a result of acquisition or disposition of additional properties as opposed to changes in property operations. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations and notes thereto to provide a complete depiction of total Company performance.

2008 Compared to 2007
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2008 compared to 2007:

(dollars in thousands)	Years Ended December 31,
	2008	2007	$ Change	% Change
Number of buildings (1)	154	154	—	—
Same property revenues
Rental	$91,588	$90,350	$1,238	1.4
Tenant reimbursements and other	19,820	18,571	1,249	6.7

Total same property revenues	111,408	108,921	2,487	2.3

Same property operating expenses Property	23,805	23,276	529	2.3
Real estate taxes and insurance	11,030	10,067	963	9.6

Total same property operating expenses	34,835	33,343	1,492	4.5

Same property net operating income	$76,573	$75,578	$995	1.3

Reconciliation to net income
Same property net operating income	$76,573	$75,578
Non-comparable net operating income(2)(3)(4)	8,243	7,981
General and administrative expenses	(11,938)	(10,453)
Depreciation and amortization	(37,207)	(40,023)
Other expenses, net	(27,777)	(34,902)
Minority interests	(236)	56
Discontinued operations(5)	15,128	2,296

Net income	$22,786	$533

	Weighted Average Occupancy
	at December 31,
	2008	2007
Same Properties	86.3%	87.0%
Non-comparable Properties(2)	86.1%	87.1%
Total	86.3%	87.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, Crossways Commerce Center (expansion), Ammendale Commerce Center, Annapolis Commerce Park East, John Marshall Highway (Building II), Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, River’s Bend Center II, Triangle Business Center and River’s Park I & II, which was contributed to a consolidated joint venture in December 2008.

(3)	Includes Interstate Plaza, which was fully vacant as of January 1, 2008, with a portion of the property placed in redevelopment during 2008. Same property NOI including the portion of Interstate Plaza not in redevelopment increased by 0.5% for the twelve months ended December 31, 2008. The Company leased the portion of the property not in redevelopment, with the tenant taking occupancy in January 2009.

(4)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(5)	Discontinued operations include the gain on disposal and income from the operations of Alexandria Corporate Park.
     Same Property NOI increased $1.0 million, or 1.3%, for the twelve months ended December 31, 2008 as compared to the same period in 2007. Same property rental revenue increased $1.2 million for the twelve months ended December 31, 2008, primarily as the result of higher market rental rates realized in 2008. Tenant reimbursements and other revenue increased $1.2 million for the twelve months ended December 31, 2008 as a result of an increase in operating expenses and higher occupancy, which resulted in higher reimbursement revenue from the tenants and higher ancillary fees. Total same property operating expenses increased $1.5 million for the full year of 2008 due to higher property assessments and increased real estate taxes. There was also an increase in utility usage and utility rates at several properties throughout the portfolio.

Maryland

(dollars in thousands)	Year Ended December 31,
	2008	2007	$ Change	% Change
Number of buildings (1)	60	60	—	—
Same property revenues
Rental	$31,919	$31,723	$196	0.6
Tenant reimbursements and other	6,532	6,721	(189)	(2.8)

Total same property revenues	38,451	38,444	7	—

Same property operating expenses Property	7,883	7,597	286	3.8
Real estate taxes and insurance	3,656	3,531	125	3.5

Total same property operating expenses	11,539	11,128	411	3.7

Same property net operating income	$26,912	$27,316	$(404)	(1.5)

Reconciliation to total property operating Income:
Same property net operating income	$26,912	$27,316
Non-comparable net operating income (2)(3)	2,741	1,861

Total property operating income	$29,653	$29,177

	Weighted Average Occupancy
	at December 31,
	2008	2007
Same Properties	88.1%	88.9%
Non-comparable Properties (2)	93.9%	76.8%
Total	88.7%	88.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Ammendale Commerce Center, Annapolis Commerce Park East, Triangle Business Center and River’s Park I&II, which was contributed to a consolidated joint venture in December 2008.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Maryland properties decreased $0.4 million, or 1.5%, for the twelve months ended December 31, 2008 compared to the same period in 2007. Total same property revenues increased slightly during 2008 as higher rental rates were offset by a decrease in occupancy, which resulted in lower operating cost recoveries. Total same property operating expenses for the Maryland properties increased $0.4 million for the twelve months ended December 31, 2008, driven by higher utility usage rates.

Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Number of buildings (1)	46	46	—	—
Same property revenues
Rental	$29,093	$28,521	$572	2.0
Tenant reimbursements and other	6,185	5,347	838	15.7

Total same property revenues	35,278	33,868	1,410	4.2

Same property operating expenses Property	7,305	7,136	169	2.4
Real estate taxes and insurance	3,850	3,142	708	22.5

Total same property operating expenses	11,155	10,278	877	8.5

Same property net operating income	$24,123	$23,590	$533	2.3

Reconciliation to total property operating income:
Same property net operating income	$24,123	$23,590
Non-comparable net operating income(2)(3)	567	1,925

Total property operating income	$24,690	$25,515

	Weighted Average Occupancy
	at December 31,
	2008	2007
Same Properties	89.6%	89.4%
Non-comparable Properties (2)	69.5%	85.0%
Total	87.4%	88.6%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, John Marshall Highway (Building II) and Interstate Plaza

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Northern Virginia properties increased $0.5 million for the twelve months ended December 31, 2008 compared to the same period in 2007. Same property rental revenue increased $0.6 million during the twelve months ended December 31, 2008 due to an increase in occupancy and rental rates in 2008. Tenant reimbursement revenue increased $0.8 million for the full year of 2008 compared to the same period in 2007 due to an increase in the recovery of operating expenses. For full year 2008, same property operating expenses increased $0.9 million, due to an increase in utility costs and to higher assessed values on many properties that, in turn, resulted in increased real estate tax expense. The decline in weighted average occupancy for non-comparable properties from 2007 to 2008 can be largely attributed to the sale of Alexandria Corporate Park during 2008.

Southern Virginia

(dollars in thousands)	Year Ended December 31,
	2008	2007	$ Change	% Change

Number of buildings (1)	48	48	—	—
Same property revenues
Rental	$30,576	$30,106	$470	1.6
Tenant reimbursements and other	7,103	6,503	600	9.2

Total same property revenues	37,679	36,609	1,070	2.9

Same property operating expenses Property	8,617	8,543	74	0.9
Real estate taxes and insurance	3,524	3,394	130	3.8

Total same property operating expenses	12,141	11,937	204	1.7

Same property net operating income	$25,538	$24,672	$866	3.5

Reconciliation to total property operating income:
Same property net operating income	$25,538	$24,672
Non-comparable net operating income(2)(3)	4,935	4,195

Total property operating income	$30,473	$28,867

	Weighted Average Occupancy
	at December 31,
	2008	2007
Same Properties	83.2%	84.4%
Non-comparable Properties(2)	89.7%	91.7%
Total	84.2%	85.1%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, River’s Bend Center II and Crossways Commerce Center (expansion).

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same property NOI for the Southern Virginia properties increased $0.9 million for the twelve months ended December 31, 2008 compared to the same period in 2007. Same property rental revenue increased $0.5 million during 2008 as a result of an increase in rental rates. Tenant reimbursement revenue increased $0.6 million during the twelve months ended December 31, 2008 as higher average occupancy resulted in greater operating expense recoveries. Same property operating expenses increased $0.2 million during full year 2008 due to higher utility costs and real estate taxes.

2007 Compared to 2006
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2007 compared to 2006:

(dollars in thousands)	Year Ended December 31,
	2007	2006	$ Change	% Change
Number of buildings (1)	110	110	—	—
Same property revenues
Rental	$72,697	$73,107	$(410)	(0.6)
Tenant reimbursements and other	15,001	14,534	467	3.2

Total same property revenues	87,698	87,641	57	0.1

Same property operating expenses Property	18,058	16,903	1,155	6.8
Real estate taxes and insurance	7,972	7,501	471	6.3

Total same property operating expenses	26,030	24,404	1,626	6.7

Same property net operating income	$61,668	$63,237	$(1,569)	(2.5)

Reconciliation to net income:
Same property net operating income	$61,668	$63,237
Non-comparable operating income(2)(3)	21,891	8,536
General and administrative expenses	(10,453)	(9,832)
Depreciation and amortization	(40,023)	(33,465)
Other expenses, net	(34,902)	(28,260)
Minority interests	56	(7)
Discontinued operations (4)	2,296	9,822

Net income	$533	$10,031

	Weighted Average Occupancy
	at December 31,
	2007	2006
Same Properties	88.0%	88.9%
Non-comparable Properties (2)	86.1%	84.7%
Total	87.5%	88.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, 6600 Business Parkway, Crossways Commerce Center I (Expansion), John Marshall Highway (Building II), Northridge I & II, River’s Bend Center, Crossways I, Sterling Park Business Center, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway 270, Davis Drive, Indian Creek Court, Gateway II, Owings Mills Commerce Center, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II and Annapolis Commerce Park East.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)	Discontinued operations include the gain on disposal and income from the operations of Alexandria Corporate Park and 6600 Business Parkway.
     Same Property NOI decreased $1.6 million, or 2.5%, for the twelve months ended December 31, 2007 as compared to the same period in 2006. Same property rental revenue decreased $0.4 million for the twelve months ended December 31, 2007, primarily as the result of a decline in the weighted average occupancy in 2007. Tenant reimbursements and other revenue increased $0.5 million for the twelve months ended December 31, 2007 as a result of increased operating expenses and higher ancillary fees that were reimbursed to the Company in accordance with its tenant leases. Total same property operating expenses increased $1.2 million for the full year of 2007 due to higher utility costs and increased snow removal costs. Real estate taxes and insurance increased $0.5 million for the twelve months ended December 31, 2007 due to higher assessments resulting in an increase to real estate tax expense.

Maryland

(dollars in thousands)	Year Ended December 31,
	2007	2006	$ Change	% Change
Number of buildings (1)	47	47	—	—
Same property revenues
Rental	$26,316	$26,257	$59	0.2
Tenant reimbursements and other	5,497	5,220	277	5.3

Total same property revenues	31,813	31,477	336	1.1

Same property operating expenses Property	6,170	5,660	510	9.0
Real estate taxes and insurance	2,797	2,674	123	4.6

Total same property operating expenses	8,967	8,334	633	7.6

Same property net operating income	$22,846	$23,143	$(297)	(1.3)

Reconciliation to total property operating income:
Same property net operating income	$22,846	$23,143
Non-comparable net operating income(2)(3)	6,331	1,554

Total property operating income	$29,177	$24,697

	Weighted Average Occupancy
	at December 31,
	2007	2006
Same Properties	91.4%	93.1%
Non-comparable Properties (2)	80.5%	69.5%
Total	89.1%	91.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Gateway 270, Indian Creek Court, Owings Mills Commerce Center, Ammendale Commerce Center and Annapolis Commerce Park East.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
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

Northern Virginia

(dollars in thousands)	Year Ended December 31,
	2007	2006	$ Change	% Change
Number of buildings (1)	43	43	—	—
Same property revenues
Rental	$27,716	$28,093	$(377)	(1.3)
Tenant reimbursements and other	4,887	4,947	(60)	(1.2)
Total same property revenues	32,603	33,040	(437)	(1.3)

Same property operating expenses Property	6,547	6,221	326	5.2
Real estate taxes and insurance	2,898	2,571	327	12.7

Total same property operating expenses	9,445	8,792	653	7.4

Same property net operating income	$23,158	$24,248	$(1,090)	(4.5)

Reconciliation to total property operating income:
Same property net operating income	$23,158	$24,248
Non-comparable net operating income(2)(3)	2,357	734

Total property operating income	$25,515	$24,982

	Weighted Average Occupancy at December 31,
	2007	2006
Same Properties	88.8%	92.0%
Non-comparable Properties (2)	86.8%	78.6%
Total	89.4%	90.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, Sterling Park Business Center, Davis Drive and John Marshall Highway (Building II).

(3)	Non-comparabe property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Northern Virginia properties decreased $1.1 million for the twelve months ended December 31, 2007 compared to the same period in 2006. Same property rental revenue decreased $0.4 million during the twelve months ended December 31, 2007 as a result of a decline in the weighted average occupancy in 2007. Tenant reimbursement revenue decreased $0.1 million for the full year of 2007 compared to the same period in 2006 due to higher vacancy. For full year 2007, same property operating expenses increased $0.6 million, due to an increase in utility costs and to higher assessed values on many properties that, in turn, resulted in increased real estate tax expense.

Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Number of buildings (1)	20	20	—	—
Same property revenues Rental	$18,665	$18,757	$(92)	(0.5)
Tenant reimbursements and other	4,617	4,367	250	5.7

Total same property revenues	23,282	23,124	158	0.7

Same property operating expenses Property	5,341	5,022	319	6.4
Real estate taxes and insurance	2,277	2,256	21	0.9

Total same property operating expenses	7,618	7,278	340	4.7

Same property net operating income	$15,664	$15,846	$(182)	(1.1)

Reconciliation to total property operating income:
Same property net operating income	$15,664	$15,846
Non-comparable net operating income(2)(3)	13,203	6,248

Total property operating income	$28,867	$22,094

	Weighted Average Occupancy
	at December 31,
	2007	2006
Same Properties	84.1%	82.7%
Non-comparable Properties (2)	87.2%	90.2%
Total	85.4%	84.9%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Crossways Commerce Center I (Expansion), River’s Bend Center, Northridge I & II, Crossways I, 1408 Stephanie Way, Airpark Business Center, Chesterfield Business Center, Hanover Business Center, Gateway II, Park Central, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen and River’s Bend Center II.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
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
Liquidity and Capital Resources
     The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company’s short-term liquidity requirements consist primarily of obligations under the lease for its corporate headquarters, normal recurring operating expenses, regular debt service requirements, recurring expenditures, non-recurring expenditures (such as capital improvements, tenant improvements and redevelopments), leasing commissions, and related costs, and dividends to common shareholders. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis.

     The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, term loans, unsecured notes proceeds from sales of strategically identified assets and potential joint ventures, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     On April 4, 2007, the Company amended its unsecured revolving credit facility, which extended the facility’s maturity date to April 26, 2010, with an option to extend for an additional year at the Company’s option, which it intends to exercise at this time. The one-year extension is conditioned upon the Company’s satisfaction of certain conditions under the loan agreement. See footnote 6 and the related table below under the heading “Debt Financing” for more information. Also, the amendment lowered the Company’s permitted maximum total indebtedness from 65% to 60% of its total asset value, as defined in its credit facility agreement, and lowered the interest rate spread from a range of 120 to 160 basis points over LIBOR to a range of 80 to 135 basis points over LIBOR. Currently, the Company may borrow up to $125.0 million under the unsecured revolving credit facility, with a feature to increase the borrowing capacity under the credit facility to $225.0 million upon satisfaction of certain conditions. The unsecured revolving credit facility contains financial and other covenants that we must comply with. As of December 31, 2008, the Company met all requirements under these covenants.
     On December 11, 2006, the Operating Partnership issued $125.0 million of 4.0% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance, resulting in an effective interest rate of 4.45%. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year. Holders may, under certain conditions, exchange their notes for cash, Company’s common shares or any combination thereof, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares, which are adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company. As of December 31, 2008, the Company was in compliance with all of the covenants of its Exchangeable Senior Notes.
     The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the then outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive its common shares from a counterparty equal to the amount of common shares and/or cash related to the excess exchange value that the Company would pay the holders of the Exchangeable Senior Notes upon exchange. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to exchange or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. The Company applied the majority of the remaining proceeds toward the January 2007 purchase of three buildings at Greenbrier Business Center.
     In 2008, the Company’s board of trustees authorized the Company to spend, from time to time, at negotiated prices less than par, up to $60.0 million for the repurchase of outstanding Exchangeable Senior Notes. During 2008, the Company used $32.9 million to repurchase $40.0 million (par value) of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.4 million, net of deferred financing costs and original issue discount. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash. As of December 31, 2008, the outstanding Exchangeable Senior Notes could be exchanged for 28.039 common shares for each $1,000 of principal amount, exchanged for a total of approximately 2.4 million common shares, which is equivalent to a conversion price of $35.66 per Company common share. In January 2009, the Company used $8.3 million of its available cash to repurchase $12.0 million of its Exchangeable Senior Notes at a discount. Currently, the Company has spent $41.2 million to repurchase $52.0 million of its Exchangeable Senior Notes. The capped call option associated with the repurchased notes was effectively terminated on the applicable repurchase date for those notes.

     On August 7, 2007, the Company entered into a $50.0 million secured term loan with KeyBank, N.A., which may be expanded to $100.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, provides for a one-year extension at the Company’s option, which it intends to exercise. The one-year extension is conditioned upon the Company’s satisfaction of certain conditions under the loan agreement. See footnote 6 and the related table below under the heading “Debt Financing” for more information. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The Company received proceeds of $49.6 million from the transaction, which were used to pay down a portion of the Company’s unsecured revolving credit facility and the related accrued interest. In January 2008, the Company entered into a $50.0 million interest rate swap agreement to fix the Company’s underlying interest rate on the term loan at 2.71% plus a spread of 0.70% to 1.25%. The interest rate swap agreement expires in August 2010, concurrent with the original maturity of the term loan.
     On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which can be expanded to $70.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, provides for a one-year extension at the Company’s option, which it intends to exercise. The one-year extension is conditioned upon the Company’s satisfaction of certain conditions under the loan agreement. See footnote 6 and the related table below under the heading “Debt Financing” for more information. At the loan’s inception, the interest rate on the loan was LIBOR plus 225 basis points. The proceeds from the loan, along with a $37.5 million draw on the Company’s unsecured revolving credit facility, were used to prepay a $72.1 million mortgage loan on the Company’s Suburban Maryland Portfolio and the related accrued interest. On December 9, 2008, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total commitment to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the initial $35.0 million loan. As of December 31, 2008, the initial term loan balance is fixed at 5.83%.
     The Company’s secured term loans contain several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of loan to become immediately payable. As of December 31, 2008, the Company was in compliance with all the covenants of its secured term loans.
     On August 22, 2008, the Company filed a post-effective amendment to its shelf registration statement with the Securities and Exchange Commission by which it registered an aggregate of $500.0 million of senior debt securities, subordinated debt securities, preferred shares and common shares. The shelf registration statement permits the Company, subject to prevailing market and economic conditions, to offer and sell these types of securities from time to time on a continuous basis under Rule 415 of the Securities Act of 1933, as amended.
     In September 2008, the Company completed a follow-on public offering of 2.5 million common shares of beneficial interest at a public offering price of $16.00 per share with an option for the underwriters to purchase an additional 0.4 million common shares to cover any over-allotments. On October 2, 2008, the underwriters exercised their option to purchase the additional 0.4 million common shares at the offering price of $16.00 per share. In total, the Company sold approximately 2.9 million common shares, which generated net proceeds of approximately $43.9 million. The Company used the proceeds to pay down $37.6 million of the outstanding balance on its unsecured revolving credit facility and the remainder was used to fund the cash portion of the purchase price for River’s Park I & II.
     Due to the nature of the Company’s business, it relies in a significant way on net cash provided by operations to fund its short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by the Company’s tenants. The recent economic downturn may affect our tenants’ ability to meet their obligations, including the payment of rent contractually owed to the Company, and our ability to lease space to new or replacement tenants on favorable terms, all of which could effect our cash available for short-term liquidity needs. Although the recent economic downturn and uncertainty in the global credit markets has had varying impacts that have negatively impacted debt financing and the availability of capital across many industries, the Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term. The Company currently has $49.2 million of additional capacity on its unsecured revolving credit facility and has approximately $38 million of principal debt maturing prior to January 1, 2011. Of the maturing amount, $14 million matures in 2009 and $24 million matures in 2010, with $17 million of that amount maturing in December 2010.
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

Debt Financing
     The following table sets forth certain information with respect to the Company’s indebtedness outstanding as of December 31, 2008.

			Principal
			Balance
	Effective		December 31,	Annualized	Maturity		Balance at
(dollars in thousands)	Interest Rate		2008	Debt Service	Date		Maturity
Fixed Rate Debt
Glenn Dale Business Center	5.13%		$8,152	$780	5/01/2009		$8,033
4200 Tech Court (1)	8.07%		1,726	168	10/01/2009		1,705
Park Central I	5.66%		4,754	519	11/01/2009		4,523
4212 Tech Court	8.53%		1,689	169	6/01/2010		1,654
Park Central II	5.66%		5,902	638	11/01/2010		5,289
Enterprise Center (1)	5.20%		18,102	1,647	12/01/2010		16,712
Indian Creek Court (1)	5.90%		12,818	1,162	1/01/2011		11,982
403/405 Glenn Drive	5.50%		8,529	746	7/01/2011		7,807
4612 Navistar Drive (1)	5.20%		13,130	1,131	7/11/2011		11,921
Campus at Metro Park (1)	5.25%		24,154	2,028	2/11/2012		21,581
1434 Crossways Boulevard Building II	5.38%		10,202	826	8/05/2012		8,866
Crossways Commerce Center	6.70%		25,008	2,087	10/01/2012		23,313
Newington Business Park Center	6.70%		15,775	1,316	10/01/2012		14,706
Prosperity Business Center	5.75%		3,752	332	1/01/2013		3,242
Aquia Commerce Center I	7.28%		610	165	2/01/2013		42
1434 Crossways Boulevard Building I	5.38%		8,749	665	3/05/2013		7,597
Linden Business Center	5.58%		7,379	559	10/01/2013		6,596
Owings Mills Business Center	5.75%		5,650	425	3/01/2014		5,066
Annapolis Commerce Park East	6.25%		8,728	665	6/01/2014		8,010
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway (2)	5.19%		100,000	5,190	8/01/2015		92,223
Hanover Business Center
Hanover Building D	6.63%		862	161	8/01/2015		13
Hanover Building C	6.63%		1,260	186	12/01/2017		13
Chesterfield Business Center
Chesterfield Buildings C, D, G and H	6.63%		2,245	414	8/01/2015		34
Chesterfield Buildings A, B, E and F	6.63%		2,695	318	6/01/2021		26
Gateway Centre Building I	5.88%		1,505	239	11/01/2016		—
Airpark Business Center	6.63%		1,470	173	6/01/2021		14

	5.62	%(3)	294,846	22,709			260,968

Convertible Debt
Exchangeable Senior Notes (4)	4.45%		83,884	3,400	12/15/2011		85,000

Senior Unsecured Debt
Series A Notes	6.41%		37,500	2,404	6/15/2013		37,500
Series B Notes	6.55%		37,500	2,456	6/15/2016		37,500

Total Fixed Rate Debt	5.54	%(3)	$453,730	$30,969			$420,968

Hedged Floating Rate Debt
Secured Term Loan I (5)	3.81%		$50,000	$1,905	8/7/2011	(6)	$50,000
Secured Term Loan II (7)	5.83%		35,000	2,041	8/11/2011	(6)	35,000
River’s Park I & II (8)	5.97%		28,000	1,672	9/26/2011		28,000

	4.97	%(3)	$113,000	$5,618			$113,000

Unhedged Floating Rate Debt
Unsecured Revolving Credit Facility (9)	LIBOR+1.20%		$75,500	$1,235	4/26/2011	(6)	$75,500
Secured Term Loan II (7)	LIBOR+2.50%		15,000	440	8/11/2011	(6)	15,000

	1.85	%(3)	$90,500	$1,675			$90,500

Total at December 31, 2008	4.94	%(3)	$657,230	$38,262			$624,468

(1)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase to a predetermined amount identified in the debt agreement.

(2)	On June 5, 2008, the Company sold its Alexandria Corporate Park property and replaced it in the collateral base for this loan with two properties, Northridge I & II and 15395 John Marshall Highway.

(3)	Represents the weighted average interest rate.

(4)	During 2008, the Company repurchased $40.0 million of its Exchangeable Senior Notes. In January 2009, the Company repurchased an additional $12.0 million of its Exchangeable Senior Notes.

(5)	Borrowings on the $50 million secured term loan bear interest at a rate of LIBOR plus 110 basis points. In January 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the loan at 2.71%, plus a spread of 0.70% to 1.25% (depending on the Company’s overall leverage). The loan, which matures in August 2010, provides for a one-year extension at the Company’s option, which it intends to exercise.

(6)	The listed maturity date assumes the exercise by the Company of a one-year extension of the maturity date, which is conditioned upon payment by the Company of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement. For more information regarding the terms and conditions of the loan, please see the loan agreement related to this loan, which is filed as an exhibit to this Annual Report on Form 10-K.

(7)	On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. On December 9, 2008, the Company borrowed an additional $15.0 million under an amendment to the loan agreement, which increased its total commitment to $50.0 million. The transaction increased the base interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the initial $35.0 million loan. As of December 31, 2008, the initial term loan balance is fixed at 5.83%.

(8)	The mortgage loan matures in August 2011 and has two one-year renewal options. Borrowing on the loan bear interest at LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the loan at 5.97% for its initial three-year term. River’s Park I & II is owned by a joint venture in which the Company has a 25% interest. The Company consolidates the joint venture for purposes of its financial statements.

(9)	The unsecured revolving credit facility has a contractual interest rate of LIBOR, plus a spread of 80 to 135 basis points. The loan matures in April 2010 with a one-year extension at the Company’s option, which it intends to exercise.
     All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company was in compliance with as of December 31, 2008. The Company is also subject to cash management agreements with most of its mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.
Derivative Financial Instruments
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has entered into derivative agreements to mitigate exposure to unexpected changes in interest rates and has used interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company intends to enter into derivative agreements only with counterparties that it believes have a strong credit rating to mitigate the risk of counterparty default or insolvency.
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value with the offset to accumulated other comprehensive income (loss) in shareholders’ equity for effective hedging relationships. Derivative transactions that do not qualify for hedge accounting treatment or are considered ineffective will result in changes in fair value recognized in earnings.
     In December 2006, the Operating Partnership purchased a capped-call option in connection with its issuance of $125.0 million of 4.0% Exchangeable Senior Notes. The capped call option is designed to reduce the potential dilution to the Company’s common shares upon the exchange of the notes and protects the Company against any dilutive effects of the exchange feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. See “Liquidity and Capital Resources” above for more information.
     During 2008, the Company entered into three interest rate swap agreements on its variable rate debt that mitigated its exposure to interest rate fluctuations. The table below summarizes the Company’s three interest rate swap agreements (dollars in thousands).

Transaction Date	Instrument	Amount	Contractual Interest Rate	Effective Interest Rate
January 2008	Term Loan	$50,000	LIBOR plus variable spread(1)	2.71% plus a variable spread(1)
August 2008	Term Loan	35,000	LIBOR plus 250 basis points	5.83%
September 2008	Mortgage Loan	28,000	LIBOR plus 250 basis points	5.97%

(1)	At December 31, 2008, the contractual interest rate on the Company’s $50 million term loan was LIBOR plus 1.10% and the effective interest rate was 3.81%.

Off-Balance Sheet Arrangements
     The Company was not a party to any off-balance sheet arrangements as of December 31, 2008 or 2007.
Disclosure of Contractual Obligations
     The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2008 (amounts in thousands).

		Payments due by period
		Less than 1				More than 5
Contractual Obligations	Total	year	1-3 Years		3 -5 Years	Years

Mortgage loans	$322,846	$20,551	$95,498		$93,673	$113,124
Exchangeable senior notes(1)	85,000	—	85,000		—	—
Senior notes	75,000	—	—		37,500	37,500
Secured term loans	100,000	—	100,000	(2)	—	—
Credit facility	75,500	—	75,500	(2)	—	—
Interest expense(3)	127,129	31,586	55,198		24,967	15,378
Operating leases	2,849	825	2,024		—	—
Development	164	164	—		—	—
Redevelopment	83	83	—		—	—
Capital expenditures	742	742	—		—	—
Tenant improvements	4,637	4,637	—		—	—

Total	$793,950	$58,588	$413,220		$156,140	$166,002

(1)	Total carrying value of the Exchangeable Senior Notes was $83,884, net of discount, at December 31, 2008.

(2)	The credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date. The one-year extension is conditional upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(3)	Interest expense for the Company’s fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for the Company’s variable rate obligations is calculated using the outstanding balance and applicable interest rate at December 31, 2008 over the life of the obligation.
     On December 12, 2008, the Company entered into a joint venture with an affiliate of AEW to own River’s Park I & II, a six building business park property located in Columbia, Maryland. The joint venture is owned 25% by the Company and 75% by AEW. The Company has guaranteed to the joint venture the rental payments associated with a three-year master lease with the former owner of River’s Park I. This guarantee will expire in September 2011 or earlier if the space is released. The Company is also providing a guarantee to the joint venture in connection with a specified tenant lease at River’s Park II that will guarantee rental payments for an 18-month period in the event the tenant does not renew its lease in the third quarter of 2009. The guarantees are associated with approximately 17% of the square footage of River’s Park I and II. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees is $1.6 million as of December 31, 2008.
     Development contractual obligations include commitments primarily related to the building construction at Greenbrier Technology Center and Sterling Park Business Center. Redevelopment contractual obligations primarily include commitments to buildings at Enterprise Parkway, Interstate Plaza and Gateway 270. Capital expenditure obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2008. Tenant improvement obligations include costs the Company expects to incur on leases in place at December 31, 2008. The Company had no other material contractual obligations as of December 31, 2008.
Funds From Operations
     Funds from operations (“FFO”) is a non-GAAP measure used by many investors and analysts following the real estate industry. The Company considers FFO a useful measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a meaningful indication of its performance. Management also considers FFO an appropriate supplemental performance measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

     As defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. The Company’s methodology for computing FFO adds back minority interest in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per fully diluted share.
     Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions. The Company’s presentation of FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of its liquidity.
     The following table presents a reconciliation of net income to FFO available to common shareholders and unitholders (amounts in thousands):

	Funds From Operations
	Years Ended December 31,
	2008	2007	2006
Net income	$22,786	$533	$10,031
Add: Depreciation and amortization of real estate assets	37,207	40,023	33,465
Discontinued operations depreciation and amortization	479	1,098	1,074
Minority interests	717	20	509
Joint venture acquisition fee	211	—	—
Deduct: Gain on sale of disposed property	(14,274)	—	(7,475)

FFO available to common shareholders and unitholders	$47,126	$41,674	$37,604

Weighted average number of diluted common shares and Operating Partnership units outstanding	25,637	25,026	23,265
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the length and severity of the recent economic downturn; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; and other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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
     In December 2006 and concurrent with the issuance of $125.0 million of Exchangeable Senior Notes, the Company purchased, for $7.6 million, a capped call option on its common shares in a separate transaction. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then market value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. During 2008, the Company repurchased $40.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.4 million, net of deferred financing costs and original issue discount. As of December 31, 2008, the Exchangeable Senior Notes were convertible into 28.039 shares of each $1,000 of principal amount for a total of approximately 2.4 million shares, which is equivalent to a conversion price of $35.66 per Company common share. In January 2009, the Company used available cash to repurchase $12.0 million of its Exchangeable Senior Notes at a discount. Currently, the Company has spent $41.2 million to repurchase $52.0 million of its Exchangeable Senior Notes. The capped call option associated with the repurchased notes was effectively terminated on the note’s repurchase date.
     On August 7, 2007, the Company entered into a $50.0 million secured term loan with KeyBank, N.A., which can be expanded to $100.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The Company received proceeds of $49.6 million from the transaction, which were used to pay down a portion of the Company’s unsecured revolving credit facility and the related accrued interest. In January 2008, the Company entered into a $50 million interest rate swap agreement to fix the Company’s underlying interest rate on the term loan at 2.71%, plus a spread of 0.70% to 1.25%. The interest rate swap agreement expires in August 2010, concurrent with the maturity of the Company’s $50 million term loan.
     As of December 31, 2008, the Company had $113.0 million of variable rate debt, comprised of a $50.0 million secured term loan, a $35.0 million secured term loan and a $28.0 million variable rate mortgage loan, which were hedged through various interest rate swap agreements that fixed the contractual interest rates. At December 31, 2008, the Company’s exposure to variable interest rates consisted of $75.5 million of borrowings on its unsecured revolving credit facility and a $15.0 million secured term loan. A change in interest rates of 1% would result in an increase or decrease of $0.9 million in interest expense on an annualized basis.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at December 31, 2008 to be $279.2 million compared to the $294.8 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at December 31, 2008 to be $52.4 million and $60.4 million, respectively, compared to the $75.0 million and $83.9 million carrying values, respectively, at that date.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company has historically entered into derivative agreements to mitigate exposure to unexpected changes in interest. The Company intends to enter into derivative agreements only with counterparties that it believes have a strong credit rating to mitigate the risk of counterparty default or insolvency.
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

     On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which can be expanded to $70.0 million. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the term loan. The proceeds from the loan, along with a $37.5 million draw on the Company’s unsecured revolving credit facility, were used to prepay the $72.1 million mortgage loan on its Suburban Maryland Portfolio and the related accrued interest. On December 9, 2008, the Company borrowed an additional $15.0 million under an amendment to its $35.0 million secured term loan with KeyBank N.A. and Wells Fargo N.A., which increased its total commitment to $50.0 million. The transaction increased the base interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. As of December 31, 2008, the initial term loan balance is fixed at 5.83%. The Company’s secured term loans contain several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of loan to become immediately payable. As of December 31, 2008, the Company was in compliance with all the covenants of its secured term loans.
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
     The Company’s projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2008, for each of the succeeding five years are as follows (dollars in thousands):

	Years ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate Debt
Mortgage debt	$20,551	$41,977	$53,521	$76,300	$17,373	$113,124	$322,846	$307,247
Exchangeable senior notes(1)	—	—	85,000	—	—	—	85,000	60,350
Senior notes	—	—	—	—	37,500	37,500	75,000	52,438
Secured term loans(2)	—	—	85,000	—	—	—	85,000	85,000

Weighted average interest rate	5.43%	5.41%	5.45%	5.87%	5.73%	5.76%	567,846	505,035

Variable Rate Debt
Secured term loan(2)	—	—	15,000	—	—	—	15,000	15,000
Credit facility(2)	—	—	75,500	—	—	—	75,500	75,500

Weighted average interest rate	2.73%	3.15%	3.83%	—	—	—	90,500	90,500

Interest Rate Swaps
Variable to Fixed(3)	—	—	113,000	—	—	—	113,000	(3,931)
Average pay rate	4.97%	4.97%	5.00%	—	—	—
Weighted average receive rate	3.19%	3.61%	4.08%	—	—	—

(1)	The carrying value of the Exchangeable Senior Notes was $83,884, net of discount at December 31, 2008. In January 2009, the Company used available cash to repurchase $12.0 million of its Exchangeable Senior Notes, at a discount.

(2)	The credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date. The one-year extension is conditional upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(3)	The Company has swapped variable rate from $28.0 million of mortgage debt and $85.0 million of secured term loans for fixed rate debt.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this Item 8 are filed with this Annual Report on Form 10-K immediately following the signature page of this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a — 15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP.
     As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.
     The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 62. KPMG’s report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
ITEM 9B. OTHER INFORMATION
     None.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
March 9, 2009

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     The information appearing in the Company’s proxy definite statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 21, 2009 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Information on our Board of Trustees and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
     The information in the Proxy Statement under the headings “Compensation of Trustees”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information in Item 5 herein (under the heading “Securities Authorized for Issuance Under Equity Compensation Plan”) and in the Proxy Statement under the headings “Share Ownership of Trustees and Executive Officers” and “Share Ownership of Certain Beneficial Owners” is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Information on Our Board of Trustees and its Committees” is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information in the Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
     Reference is made to the Index to Financial Statements and Schedules on page 67 for a list of the financial statements and schedules included in this report.
Exhibits
     The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans or arrangements are filed as Exhibits 10.1 through 10.10 and 10.15 through 10.17.

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.3(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.4(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.5(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.6(6)	Subsidiary Guaranty, dated as of June 22, 2006.

4.7(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.

4.8(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.

10.1(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.2(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.

10.3(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.

10.4(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.

10.5(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.6(10)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.7(11)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.

10.8(1)	2003 Equity Compensation Plan.

10.9(12)	Amendment No. 1 to the 2003 Equity Compensation Plan.

10.10(13)	Amendment No. 2 to the 2003 Equity Compensation Plan.

10.11(14)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

10.12(15)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.13(16)	Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and KeyBank National Association, as Administrative Agent, dated as of April 26, 2006.

10.14(17)	Amendment No. 1, dated April 4, 2007, to Amended and Restated Revolving Credit Agreement, dated as of April 26, 2006.

10.15(18)	Form of Restricted Common Shares Award Agreement for Officers.

10.16(19)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.

10.17(20)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.

10.18(21)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment

Exhibit	Description of Document

Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.

10.19(22)	Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.20(23)	Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.21(24)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.22(25)	Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.23(26)	Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.24(27)	Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(13)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 9, 2009.

FIRST POTOMAC REALTY TRUST
/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2009.

Signature	Title

/s/ Douglas J. Donatelli	Chairman of the Board of Trustees, Chief Executive Officer
Douglas J. Donatelli

/s/ Barry H. Bass	Executive Vice President, Chief Financial Officer
Barry H. Bass

/s/ Michael H. Comer	Senior Vice President, Chief Accounting Officer
Michael H. Comer

/s/ Robert H. Arnold	Trustee
Robert H. Arnold

/s/ Richard B. Chess	Trustee
Richard B. Chess

/s/ J. Roderick Heller, III	Trustee
J. Roderick Heller, III

/s/ R. Michael McCullough	Trustee
R. Michael McCullough

/s/ Alan G. Merten	Trustee
Alan G. Merten

/s/ Terry L. Stevens	Trustee
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
We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 9, 2009

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(Amounts in thousands, except per share amounts)

	2008	2007

Assets:
Rental property, net	$994,913	$977,106
Cash and cash equivalents	16,352	5,198
Escrows and reserves	8,808	13,360
Accounts and other receivables, net of allowance for doubtful accounts of $935 and $700, respectively	6,872	4,365
Accrued straight-line rents, net of allowance for doubtful accounts of $110 and $43, respectively	9,192	6,638
Deferred costs, net	17,165	12,377
Prepaid expenses and other assets	6,365	6,525
Intangible assets, net	21,047	26,730

Total assets	$1,080,714	$1,052,299

Liabilities:
Mortgage loans	$322,846	$390,072
Exchangeable senior notes, net of discount	83,884	122,797
Senior notes	75,000	75,000
Secured term loans	100,000	50,000
Unsecured revolving credit facility	75,500	38,600
Financing obligation	11,491	—
Accounts payable and other liabilities	18,487	11,450
Accrued interest	2,491	2,776
Rents received in advance	4,812	4,709
Tenant security deposits	5,243	5,422
Deferred market rent	8,489	9,117

Total liabilities	708,243	709,943

Minority interests (redemption value of $7,186 and $13,957, respectively)	10,735	11,545

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 27,353 and 24,251 shares issued and outstanding, respectively	27	24
Additional paid-in capital	476,129	429,870
Accumulated other comprehensive loss	(3,931)	—
Dividends in excess of accumulated earnings	(110,489)	(99,083)

Total shareholders’ equity	361,736	330,811

Total liabilities and shareholders’ equity	$1,080,714	$1,052,299

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except per share amounts)

	2008	2007	2006
Revenues:
Rental	$101,844	$98,814	$83,165
Tenant reimbursements and other	22,449	20,775	16,579

Total revenues	124,293	119,589	99,744

Operating expenses:
Property operating	27,245	25,217	19,266
Real estate taxes and insurance	12,232	10,813	8,705
General and administrative	11,938	10,453	9,832
Depreciation and amortization	37,207	40,023	33,465

Total operating expenses	88,622	86,506	71,268

Operating income	35,671	33,083	28,476

Other expenses (income):
Interest expense	34,804	35,587	28,500
Interest and other income	(676)	(685)	(1,032)
Gain on early retirement of debt	(6,351)	—	—
Loss on interest-rate lock agreement	—	—	671
Loss on early retirement of debt	—	—	121

Total other expenses	27,777	34,902	28,260

Income (loss) from continuing operations before minority interests	7,894	(1,819)	216

Minority interests	(236)	56	(7)

Income (loss) from continuing operations	7,658	(1,763)	209

Discontinued operations:
Income from operations of disposed property	1,335	2,372	2,849
Gain on sale of disposed property	14,274	—	7,475
Minority interests in discontinued operations	(481)	(76)	(502)

Income from discontinued operations	15,128	2,296	9,822

Net income	$22,786	$533	$10,031

Net income per share — basic:
Income (loss) from continuing operations	$0.31	$(0.07)	$0.01
Income from discontinued operations	0.61	0.09	0.45

Net income	$0.92	$0.02	$0.46

Weighted average common shares outstanding — basic	24,838	24,053	21,950

Net income per share — diluted:
Income (loss) from continuing operations	$0.31	$(0.07)	$0.01
Income from discontinued operations	0.61	0.09	0.44

Net income	$0.92	$0.02	$0.45

Weighted average common shares outstanding — diluted	24,858	24,053	22,202
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

				Dividends in Excess	Total
		Additional Paid-in	Accumulated Other	of Accumulated	Shareholders’	Comprehensive
	Par Value	Capital	Comprehensive Loss	Earnings	Equity	Income
Balance at December 31, 2005	$20	$338,564	$—	$(49,253)	$289,331

Net income	—	—	—	10,031	10,031	$10,031
Other comprehensive income	—	—	—	—	—	—

Total comprehensive income						$10,031

Dividends paid to shareholders	—	—	—	(27,487)	(27,487)
Acquisition of partnership units	—	(16)	—	—	(16)
Shares issued in exchange for partnership units	1	6,755	—	—	6,756
Restricted stock expense	—	1,450	—	—	1,450
Exercise of stock options	—	847	—	—	847
Stock option expense	—	325	—	—	325
Issuance of common stock	3	89,993	—	—	89,996
Purchase of capped call option	—	(7,647)	—	—	(7,647)

Balance at December 31, 2006	24	430,271	—	(66,709)	363,586

Net income	—	—	—	533	533	$533
Other comprehensive income	—	—	—	—	—	—

Total comprehensive income						$533

Dividends paid to shareholders	—	—	—	(32,907)	(32,907)
Acquisition of partnership units	—	(2,497)	—	—	(2,497)
Shares issued in exchange for partnership units	—	362	—	—	362
Restricted stock expense	—	1,114	—	—	1,114
Exercise of stock options	—	306	—	—	306
Stock option expense	—	314	—	—	314

Balance at December 31, 2007	24	429,870	—	(99,083)	330,811

Net income	—	—	—	22,786	22,786	$22,786
Other comprehensive loss	—	—	(3,931)	—	(3,931)	(3,931)

Total comprehensive income						$18,855

Dividends paid to shareholders	—	—	—	(34,192)	(34,192)
Acquisition of partnership units	—	(34)	—	—	(34)
Shares issued in exchange for partnership units	—	358	—	—	358
Restricted stock expense	—	1,791	—	—	1,791
Exercise of stock options	—	38	—	—	38
Stock option expense	—	201	—	—	201
Issuance of common stock	3	43,905	—	—	43,908

Balance at December 31, 2008	$27	$476,129	$(3,931)	$(110,489)	$361,736

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	2008	2007	2006
Cash flow from operating activities:
Net income	$22,786	$533	$10,031
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of disposed property	(14,274)	—	(7,475)
Depreciation and amortization	479	1,098	1,074
Minority interests	481	76	502
Depreciation and amortization	38,079	40,785	33,882
Stock based compensation	1,985	1,428	1,637
Bad debt expense	533	512	145
Amortization of deferred market rent	(1,730)	(1,724)	(2,150)
Amortization of deferred financing costs and bond discount	1,823	1,687	959
Amortization of rent abatement	1,514	1,210	587
Minority interests	236	(56)	7
Change in financing obligation	(81)	—	—
(Gain) loss on early retirement of debt	(6,351)	—	121
Changes in assets and liabilities:
Escrows and reserves	4,552	(2,221)	(1,321)
Accounts and other receivables	(2,936)	(608)	(1,638)
Accrued straight-line rents	(2,595)	(1,721)	(1,349)
Prepaid expenses and other assets	(661)	(998)	(1,986)
Tenant security deposits	(179)	457	993
Accounts payable and accrued expenses	2,414	2,560	2,919
Accrued interest	(285)	356	801
Rents received in advance	143	1,513	264
Deferred costs	(7,869)	(3,966)	(2,061)

Total adjustments	15,278	40,388	25,911

Net cash provided by operating activities	38,064	40,921	35,942

Cash flows from investing activities:
Purchase deposit on future acquisitions	—	—	(1,250)
Proceeds from sale of real estate assets	50,573	—	15,366
Distributions from joint venture for contribution of real estate assets	11,572	—	—
Additions to rental property	(26,502)	(21,098)	(12,031)
Additions to construction in progress	(10,328)	(13,781)	(5,429)
Acquisition of land parcels	—	(442)	(716)
Acquisition of rental property and associated intangible assets	(46,377)	(78,027)	(200,092)

Net cash used in investing activities	(21,062)	(113,348)	(204,152)

Cash flows from financing activities:
Financing costs	(1,145)	(3,236)	(2,876)
Proceeds from debt	217,300	138,000	334,888
Proceeds from issuance of stock, net	43,908	—	89,996
Repayments of debt	(230,555)	(59,603)	(180,095)
Purchase of capped call option	—	—	(7,647)
Distributions to minority interests	(1,057)	(1,073)	(1,374)
Dividends to shareholders	(34,192)	(32,907)	(27,487)
Redemption of partnership units	(145)	(5,229)	(31)
Stock option exercises	38	306	847

Net cash (used in) provided by financing activities	(5,848)	36,258	206,221

Net increase (decrease) in cash and cash equivalents	11,154	(36,169)	38,011

Cash and cash equivalents, beginning of year	5,198	41,367	3,356

Cash and cash equivalents, end of year	$16,352	$5,198	$41,367

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
     References in these financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At December 31, 2008, the Company was the sole general partner of, and owned a 97.3% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as minority interests in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers, trustees and other unrelated parties who contributed properties and other assets to the Company upon its formation.
     As of December 31, 2008, the Company’s portfolio totaled approximately 12 million square feet, which included 0.3 million square feet owned through a consolidated joint venture. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership, a 25 percent owned joint venture that owns River’s Park I & II and First Potomac Management LLC, a wholly-owned subsidiary that manages the Company’s properties. All intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; future cash flows, discount and cap rate assumptions used to value acquired properties and to test impairment of certain long-lived assets and goodwill; market lease rates, lease-up periods and leasing and tenant improvement costs used to value intangible assets acquired. Actual results could differ from those estimates.
(c) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its industrial properties and business parks. The Company recognizes rental revenue on a straight-line basis over the life of its leases in accordance with SFAS No. 13, Accounting for Leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. During the fourth quarter, the Company identified certain leases acquired between 2003 and 2006 for which the lease term used for revenue recognition purposes was not correct. The Company concluded the impact of the change was not material to any of the affected periods and recorded the adjustment of approximately $300 thousand in revenue and accounts receivable in the fourth quarter of 2008. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.

     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease of portion thereof is cancelled, collectability is reasonably assured and the Company has possession of the terminated space. The Company recognized $1.2 million, $1.1 million and $0.1 million of lease termination fees included in other income for the years ended December 31, 2008, 2007 and 2006, respectively.
     Concurrent with the Company’s August and September 2008 acquisitions of Triangle Business Center and River’s Park I and II, the former owner entered into master lease agreements for vacant space that was not producing rent at the time of the acquisitions. Payments received under the master lease agreements are recorded as a reduction to rental property rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls. Payments received under these master lease agreements totaled $1.4 million for the year ended December 31, 2008.
(d) Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(e) Escrows and Reserves
     Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.
(f) Deferred Costs
     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the effective interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the term of the related leases. Accumulated amortization of these combined costs was $8.2 million and $5.9 million at December 31, 2008 and 2007, respectively.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company identified no impairment in the value of its properties at December 31, 2008.

     The Company will classify a building as held for sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations on its statements of operations and classify the assets and related liabilities as held for sale on its balance sheet. Interest expense is reclassified to discontinued operations only to the extent the held for sale property is secured by specific mortgage debt and the debt will not be transferred to another one of the Company’s properties after the disposition.
     The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from cession of major construction activity, if the property is not occupied. Total interest capitalized to construction in progress was $1.6 million, $1.3 million and $0.3 million during 2008, 2007 and 2006, respectively. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
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
(i) Investment in Joint Venture
     The Company may continue to seek to grow its portfolio by entering into joint venture agreements. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture. If the Company meets the requirements of the equity method of accounting, it will account for its initial investment within its balance sheets as “Investment in Affiliates.” The Company’s respective share of all earnings from the joint venture will be presented on its statements of operations as “Equity in Earnings” with a corresponding entry on the balance sheet to Investment in Affiliates. All distributions received from the joint venture will be recorded as a reduction in Investment in Affiliates.

     If the Company does not meet the requirements of the equity method of accounting, it will consolidate all of the joint venture’s operating results within its consolidated financial statements. The cash contributed to the joint venture by the third party, if any, will be reflected in the liability section of the Company’s balance sheets under “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the joint venture and will be adjusted to reflect the third party’s share of earnings in the joint venture or any distributions received by the third party from the joint venture. The earnings from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within Company’s consolidated statements of operations. All distributions received by the Company from the joint venture will be recorded as a reduction in the Financing Obligation.
(j) Sales of Real Estate
     The Company accounts for sales of real estate in accordance with SFAS No. 66, Accounting for Sales of Real Estate, (“SFAS 66”). For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full profit recognition, the Company accounts for the transactions in accordance with the methods specified in SFAS No. 66. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which the Company has or receives an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.
     For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, the Company evaluates the nature of the continuing involvement, including put and call provisions, if present, and accounts for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, the Company determines which method is most appropriate based on the substance of the transaction.
     If the Company has an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or it guarantees the return of the buyer’s investment or a return on that investment for an extended period, the Company accounts for such transaction as a financing transaction. If the Company has an option to repurchase the property at a higher price and it is likely it will exercise this option, the transaction is accounted for as a financing transaction. For transactions treated as financings, the Company records the amounts received from the buyer as a financing obligation and continues to consolidate the property and its operating results in its consolidated statement of operations. The results of operations of the property are allocated to the joint venture partner for their equity interest and reflected as “interest expense” on the Financing Obligation.
(k) Intangible Assets
     Intangible assets include the value of acquired tenant or customer relationships and the value of in-place leases at acquisition in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Customer relationship values are determined based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics the Company considers include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. The Company determines the fair value of the in-place leases at acquisition by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $29.0 million and $24.3 million at December 31, 2008 and 2007, respectively.

     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill in accordance with SFAS 141 and is included as a component of intangible assets on the consolidated balance sheets. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the years ended December 31, 2008, 2007 and 2006.
     On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards No. 141R, Business Combinations, (“SFAS 141R”). See Application of New Accounting Standards for more information on the Company’s current accounting treatment.
(l) Derivatives and Hedging
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company may enter into derivative agreements to mitigate exposure to unexpected changes in interest rates and may use interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company intends to enter into derivative agreements only with counterparties that it believes have a strong credit rating to mitigate the risk of counterparty default or insolvency.
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the asset or liabilities, fair value is offset to accumulated other comprehensive income (loss), an element of shareholders’ equity (cash flow hedge), or through earnings, along with the change in fair value of the asset or liability being hedged (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
(m) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary (“TRS”) that was inactive in 2008, 2007 and 2006.
     For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the Company’s dividends for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Ordinary income	59.42%	45.10%	41.43%
Return of capital	—	54.90%	58.57%
Long-term capital gain	40.58%	—	—

(n) Minority Interests
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
     The Company owned 97.3%, 96.8% and 96.2% of the outstanding Operating Partnership units at December 31, 2008, 2007 and 2006, respectively. During 2008, 26,181 Operating Partnership units were redeemed for 26,181 common shares valued at $0.4 million and 8,340 Operating Partnership units were acquired, from unaffiliated limited partners, for $0.1 million in cash resulting in 772,712 Operating Partnership units outstanding as of December 31, 2008. During 2007, the Company issued 72,159 Operating Partnership units valued at $1.7 million to partially fund the acquisition of Annapolis Commerce Park East. There were also 25,000 Operating Partnership units redeemed for 25,000 common shares valued at $0.4 million and 180,580 Operating Partnership units were acquired, from unaffiliated limited partners, for $5.2 million in cash resulting in 807,233 Operating Partnership units outstanding as of December 31, 2007. During 2006, 462,135 Operating Partnership units were redeemed for 462,135 common shares valued at $6.8 million and 1,000 Operating Partnership units were acquired, from unaffiliated partners, for $31 thousand in cash resulting in 940,654 Operating Partnership units outstanding as of December 31, 2006.
(o) Earnings Per Share
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
     The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	2008	2007	2006
Numerator for basic and diluted earnings per share calculations:
Income (loss) from continuing operations	$7,658	$(1,763)	$209
Income from discontinued operations	15,128	2,296	9,822

Net income	$22,786	$533	$10,031

Denominator for basic and diluted earnings per share calculations:
Weighted average shares outstanding — basic	24,838	24,053	21,950
Effect of dilutive shares:
Employee stock options and non-vested shares	20	—	252

Weighted average shares outstanding — diluted	24,858	24,053	22,202

Net income per share — basic:
Income (loss) from continuing operations	$0.31	$(0.07)	$0.01
Income from discontinued operations	0.61	0.09	0.45

Net income	$0.92	$0.02	$0.46

Net income per share — diluted:
Income (loss) from continuing operations	$0.31	$(0.07)	$0.01
Income from discontinued operations	0.61	0.09	0.44

Net income	$0.92	$0.02	$0.45

     In accordance with SFAS No. 128, Earnings Per Share, (“SFAS 128”) the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share for the years ended December 31, (amounts in thousands).

	2008	2007	2006
Stock option awards	706	652	405
Non-vested share awards	88	107	58

	794	759	463

     Approximately 2.4 million, 3.5 million and 3.5 million anti-dilutive shares from the assumed exchange of the Company’s Exchangeable Senior Notes for common shares were excluded from its calculation of earnings per share during 2008, 2007 and 2006, respectively. The Company does not consider dividends paid on its non-vested shares in its dilutive share calculation.
(p) Share-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), which require that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).
     The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost for the year ended December 31, 2008 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for each award.
(q) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(r) Application of New Accounting Standards
     In September 2006, the FASB issued Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, in February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which provides guidance on the application of SFAS 157 and how an entity would determine fair value when the market for a financial asset is not active. The Company adopted all the provisions of SFAS 157 on January 1, 2009 and does not anticipate that this will have a material impact on its financial statements.
     In December 2007, the FASB issued SFAS 141R, which requires an entity to use the acquisition method (previously referred to as the purchase method) for all business combinations and for an acquirer to be identified for each business combination. Under the standard, equity instruments issued by the acquirer as consideration are measured at fair value on the acquisition date. Whether the acquirer acquires all or a partial interest in the acquiree, the full fair value of the assets acquired, liabilities assumed and noncontrolling interests is recognized. SFAS 141R was effective for fiscal years beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 141R on January 1, 2009. SFAS 141R will affect the manner in which the Company accounts for property acquisitions subsequent to the effective date. The impact of SFAS 141R will depend upon the number of and structure of future acquisitions.

     In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries held by parties other than the parent be treated as a separate component of equity, not as a liability or other item outside of equity. Also, the Company will report net income attributable to both controlling and noncontrolling interests. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 160 on January 1, 2009. Had the Company previously implemented this standard, its net income would have increased by $717 thousand, $20 thousand and $509 thousand for 2008, 2007 and 2006, respectively. However, the income attributed to minority partners’ will be deducted in the Company’s determination of net income available to common shareholders. As a result, the Company does not believe the implementation of this standard will have a material effect on its consolidated financial statements.
     In March 2008, the FASB issued Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires an entity with derivative instruments to disclose information that should enable financial statement users to understand: how and why a Company uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedging items affect a Company’s financial performance, financial position and cash flows. Under the standard, the Company is required to disclose the fair value of derivative instruments, their gains or losses and the objectives for using derivative instruments. The standard must be applied prospectively and was effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. SFAS 161 will impact disclosures only and will not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements to all recognized intangible assets, including those not acquired in a business combination. The Staff Position establishes a requirement to consider the Company’s expected use of the asset; the expected useful life of another asset group; and any legal or economic factors. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of FSP FAS 142-3 on January 1, 2009. Early adoption was prohibited. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date. The Company does not believe the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.
     In May 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will be required to determine the fair value of its Exchangeable Senior Notes as of the date of issuance and amortize the excess principal amount of the liability over its carrying amount to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease in net income and earnings per share for all periods presented. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and shall be applied retrospectively to all periods presented. Early adoption of FSP APB 14-1 was not permitted. The adoption of FSP APB 14-1 will affect the Company’s calculations of net income and earnings per share, but will not increase its cash interest payments. As a result of the retrospective application of the FSP APB 14-1 to earlier periods, the Company will recognize a decrease to the gain on the repurchase of its Exchangeable Senior Notes during 2008 of approximately $2.0 million. The application of the standard will also increase the Company’s total annual interest expense by $1.4 million and $1.7 million for 2008 and 2007, respectively.
     In June 2008, the FASB issued Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in computing earnings per share under the two-class method described in SFAS 128. According to the Staff Position, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of FSP EITF 03-6-1 on January 1, 2009. Early adoption was prohibited. The Company’s non-vested share awards contain non-forfeitable dividend rights, which will cause them to be participating securities under FSP EITF 03-6-1. The Company’s adoption of FSP EITF 03-6-1 will not materially impact its consolidated financial statements.

(3) Rental Property
     Rental property represents the property, net of accumulated depreciation, and developable land, which are wholly owned by the Company or owned by the Company through a consolidated joint venture. All of the Company’s rental properties are located in the Southern Mid-Atlantic region. Rental property is comprised of the following at December 31 (amounts in thousands):

	2008	2007
Land	$235,911	$236,636
Buildings and improvements	786,401	764,664
Construction in process	12,687	14,195
Tenant improvements	61,674	39,786
Furniture, fixtures and equipment	9,898	9,900

	1,106,571	1,065,181
Less: accumulated depreciation	(111,658)	(88,075)

	$994,913	$977,106

     Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years. The tax basis of the assets above is $1,024 million at December 31, 2008.
Development and Redevelopment Activity
     The Company constructs industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At December 31, 2008, the Company had a total of approximately 0.1 million square feet under development, which consisted of 57 thousand square feet in its Northern Virginia region and 48 thousand square feet in its Southern Virginia region. At December 31, 2008, the Company had a total of approximately 0.2 million square feet under redevelopment, which consisted of 54 thousand square feet in its Maryland region, 56 thousand square feet in its Northern Virginia region and 71 thousand square feet in its Southern Virginia region. The Company anticipates development and redevelopment efforts on these projects will be completed in 2009.
     During the fourth quarter of 2008, the Company substantially completed a redevelopment of 76,300 square feet to an existing building at Ammendale Business Park at a total cost of approximately $1.9 million. The building was fully pre-leased to a tenant while in redevelopment with rent commencing in late December 2008.
     On April 1, 2007, the Company completed construction on an 112,000 square foot addition to an existing building at 15395 John Marshall Highway. The addition was fully pre-leased to the existing tenant and completed at a total cost of approximately $8.3 million. During the fourth quarter of 2007, the Company substantially completed a 45,000 square foot addition to an existing building at Crossways Commerce Center at a total cost of approximately $4.9 million; half of the addition was pre-leased to an existing tenant. Also, in the fourth quarter of 2007, the Company substantially completed a 96,000 square foot addition to an existing building at Cavalier Industrial Park at a total cost of approximately $5.2 million.
     At December 31, 2008, the Company owned land, which can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region; 0.6 million square feet in its Northern Virginia region; and 0.7 million square feet in its Southern Virginia region.
(4) Acquisitions

     The Company acquired the following properties, which it includes in its statements of operations from the date of acquisition, in 2008 and 2007 (dollars in thousands):

						Leased		Occupied
			Property			at		at		Acquisition
	Location	Acquisition Date	Type	Square Feet		12/31/08		12/31/08		Cost
2008 Acquisitions:
Triangle Business Center	Baltimore, MD	8/22/2008	Business park	73,998		65	%(1)	65	%(1)	$4,563
River’s Park I & II	Columbia, MD	9/29/2008	Business park	306,667		86	%(2)	86	%(2)	41,814

Total 2008				380,665						$46,377

2007 Acquisitions:
Greenbrier Circle Corporate Center	Chesapeake, VA	1/9/2007	Business park	230,060		78%		78%		$25,539
Greenbrier Technology Center I	Chesapeake, VA	1/9/2007	Business park	95,732		100%		88%		10,669
Pine Glen	Richmond, VA	2/20/2007	Business park	86,720		65%		65%		5,400
Ammendale Commerce Center	Beltsville, MD	3/28/2007	Business park	129,903	(3)	100%		100%		10,411
River’s Bend Center II	Chester, VA	5/1/2007	Business park	302,404		100%		100%		17,543
Annapolis Commerce Park East	Annapolis, MD	6/18/2007	Office	101,302		99%		99%		19,049

Total 2007				946,121						$88,611

(1)	Includes 7,584 square feet leased back by the seller at closing, which is considered contingent consideration. All cash received under these leases will be treated as a reduction of the basis of the property. As of December 31, 2008, the Company had received $30 thousand from the seller for these leases.

(2)	Includes 66,481 square feet leased back by the seller at closing through four separate leases, which is considered contingent consideration. On October 1, 2008, the Company terminated two of these leases, totaling 41,972 square feet, and received a termination fee of $1.3 million in cash, which was recognized as a reduction in the basis of the property. The seller has also agreed, in the event a certain tenant vacates its space, to lease the space for up to 18 months. All cash received under leases with the seller will be treated as a reduction of the basis of the property. As of December 31, 2008, the Company had received $80 thousand from the seller for these leases. On December 12, 2008, the Company contributed River’s Park I & II to a newly formed joint venture, which the Company consolidates in its financial statements.

(3)	Includes a 75,747 square foot redevelopment space that was completed and placed in-service during 2008.
     The aggregate purchase cost of properties acquired in 2008 and 2007 was allocated as follows (amounts in thousands):

	2008	2007
Land	$9,581	$20,940
Acquired tenant improvements	3,033	2,480
Building and improvements	30,914	60,774
In-place leases intangible	2,965	5,321
Acquired leasing commissions	510	1,078
Customer relationships intangible	—	3
Above-market leases acquired	202	815

Total assets acquired	47,205	91,411
Below-market leases acquired	(828)	(2,800)
Debt assumed	—	(8,883)

Net assets acquired	$46,377	$79,728

     The weighted average amortization period of the intangible assets acquired is 5.7 years in 2008, compared to 5.5 years in 2007. These intangible assets are comprised of the following categories with their respective weighted average amortization periods as follows: in-place leases 5.4 years; leasing commissions 7.1 years; and above market leases 8.2 years.
Pro Forma Financial Information
     The pro forma financial information set forth below, presents results as of December 31 as if all of the Company’s 2008 and 2007 acquisitions, dispositions, common share offerings and debt transactions had occurred on January 1, 2007. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts).

	2008	2007
Pro forma total revenues	$128,003	$126,845
Pro forma net income	$9,893	$2,185
Pro forma net income per share — basic and diluted	$0.37	$0.08

(5) Investment in Joint Venture
     On December 12, 2008, the Company entered into a joint venture with a third party to own River’s Park I & II, a six building business park property located in Columbia, Maryland. The joint venture is owned 25% by the Company and 75% by the third party. The Company contributed River’s Park I & II to the joint venture and received a distribution of $11.6 million.
     As a result of certain lease guarantees and its continuing involvement, the Company consolidates the joint venture and its respective operating results within its consolidated financial statements. The cash contributed to the joint venture by the third party is reflected in the liability section of the Company’s balance sheets under “Financing Obligation.” This amount was recorded based on the third party’s initial investment in the joint venture and is adjusted to reflect the third party’s share of earnings in the joint venture or any distributions received by the third party from the joint venture. The earnings from the joint venture attributable to the third party are recorded as interest expense on the Company’s consolidated statements of operations. The Company will continue with this accounting treatment for the joint venture until the lease guarantees expire or the underlying space is released, at which time, the Company will no longer consolidate the joint venture and will account for it under the equity method.
     The Company’s consolidated balance sheets at December 31, 2008 included the following balance sheets related to its joint venture (amounts in thousands):

2008
Assets:
Rental property, net	$38,815
Cash and cash equivalents	1,387
Other assets	4,366

Total assets	$44,568

Liabilities:
Mortgage loan	$28,000
Other liabilities	2,744

Total liabilities	30,744

Total shareholders’ equity	13,824

Total liabilities and shareholders’ equity	$44,568

     The Company’s consolidated statements of operations for the year ended December 31, 2008 included the following operating results related to its joint venture (amounts in thousands):

2008
Total revenues	$232
Total operating expenses	(48)

Operating income	184
Depreciation and amortization	(185)
Interest expense	(107)

Net loss	$(108)

(6) Intangible Assets

     Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2008			2007
		Accumulated			Accumulated
	Gross Intangibles	Amortization	Net Intangibles	Gross Intangibles	Amortization	Net Intangibles
In-place leases	$41,218	$(26,026)	$15,192	$42,550	$(22,145)	$20,405

Customer relationships	238	(166)	72	456	(224)	232
Leasing commissions	3,481	(1,169)	2,312	2,984	(722)	2,262
Deferred market rent asset	3,018	(1,647)	1,371	2,946	(1,215)	1,731
Goodwill	2,100	—	2,100	2,100	—	2,100

	$50,055	$(29,008)	$21,047	$51,036	$(24,306)	$26,730

Deferred market rent liability	$15,851	$(7,362)	$8,489	$14,506	$(5,389)	$9,117

     The Company recognized $7.5 million, $11.4 million and $11.3 million of amortization expense on intangible assets for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also recognized $1.7 million, $1.7 million and $2.2 million of rental revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the years ended December 31, 2008, 2007 and 2006, respectively. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of intangible assets, were $1.4 million, $1.1 million and $0.1 million during 2008, 2007 and 2006, respectively.
     Projected amortization of intangible assets, including deferred market rent assets and liabilities, as of December 31, 2008, for each of the five succeeding fiscal years is as follows (amounts in thousands):

2009	$4,312
2010	2,552
2011	1,444
2012	746
2013	453
Thereafter	951

$10,458

(7) Discontinued Operations
     Income from discontinued operations represents revenues and expenses from 6600 Business Parkway, formerly in the Company’s Maryland reporting segment, and Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment. In June 2008, the Company sold Alexandria Corporate Park for net proceeds of $50.6 million, which were used to pay down a portion of its unsecured revolving credit facility. Alexandria Corporate Park was among several properties that served as collateral on a $100 million fixed-rate mortgage loan issued by Jackson National Life Insurance Company. During June 2008, the Company removed Alexandria Corporate Park from the loan’s collateral base and replaced it with two properties, Northridge I & II and 15395 John Marshall Highway. The Company incurred approximately $0.2 million of deferred financing costs associated with the transaction. Since the debt remained encumbered to properties that are wholly-owned by the Company, interest expense was not reclassified to discontinued operations. In May 2006, the Company sold 6600 Business Parkway for net proceeds of $15.4 million. The proceeds from the disposal were escrowed and used to fund subsequent acquisitions as part of a tax-free like-kind exchange. The Company has had no continuing involvement with either property subsequent to their disposal. The Company did not dispose of any properties during 2007.
     The following table summarizes the components of income from discontinued operations for the years ended December 31 (amounts in thousands):

	2008	2007	2006
Revenues	$2,473	$4,981	$5,380
Property operating expenses	(659)	(1,511)	(1,457)
Depreciation and amortization	(479)	(1,098)	(1,074)

Income from operations of disposed property	1,335	2,372	2,849
Gain on sale of disposed property	14,274	—	7,475
Minority interests in discontinued operations	(481)	(76)	(502)

Income from discontinued operations	$15,128	$2,296	$9,822

(8) Debt
     The Company’s borrowings consisted of the following at December 31 (amounts in thousands):

	2008	2007
Mortgage loans, effective interest rates ranging from 5.13% to 8.53%, maturing at various dates through June 2021(1)	$322,846	$390,072
Exchangeable senior notes, net of discount, effective interest rate of 4.45%, maturing December 2011	83,884	122,797
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of 3.81%, maturing August 2011(2)(3)	50,000	50,000
Secured term loan, effective interest rate of 5.83%, maturing August 2011(3)(4)	35,000	—
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(3)(4)	15,000	—
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.20%, maturing April 2011(3)(5)	75,500	38,600

	$657,230	$676,469

(1)	Mortgage loans include a variable interest rate mortgage of $28.0 million for River’s Park I & II, which has an interest rate of LIBOR plus 2.50%. In September 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97%.

(2)	The term loan has a contractual interest rate of LIBOR plus 1.10%. In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 2.71% plus a spread of 70 to 125 basis points. The loan matures in August 2010 with a one-year extension at the Company’s option, which it intends to exercise.

(3)	The credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date. The one-year extension is conditional upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(4)	In August 2008, the Company entered into a $35.0 million variable-rate secured term and an interest rate swap agreement that fixed the underlying interest rate on the loan. The loan matures in August 2010 with a one-year extension at the Company’s option, which it intends to exercise. In December 2008, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total obligation to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. As of December 31, 2008, the initial term loan balance is fixed at 5.83%.

(5)	The unsecured revolving credit facility has a contractual interest rate of LIBOR plus a spread of 80 to 135 basis points. The loan matures in April 2010 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans
     At December 31, 2008 and 2007, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective		Maturity	December 31,	December 31,
Property	Interest Rate	Interest Rate		Date	2008	2007
Herndon Corporate Center (1)	5.11%	5.66%		—	$—	$8,538
Norfolk Commerce Park II (2)	6.90%	5.28%		—	—	7,192
Suburban Maryland Portfolio (3)	6.71%	5.54%		—	—	73,546
Glenn Dale Business Center	7.83%	5.13%		May 2009	8,152	8,496
4200 Tech Court (4)	8.07%	8.07%		October 2009	1,726	1,752
Park Central I	8.00%	5.66%		November 2009	4,754	4,991
4212 Tech Court	8.53%	8.53%		June 2010	1,689	1,710
Park Central II	8.32%	5.66%		November 2010	5,902	6,196
Enterprise Center (4)	8.03%	5.20%		December 2010	18,102	18,772
Indian Creek Court (4)	7.80%	5.90%		January 2011	12,818	13,199
403/405 Glenn Drive	7.60%	5.50%		July 2011	8,529	8,790
4612 Navistar Drive (4)	7.48%	5.20%		July 2011	13,130	13,565
River’s Park I & II	LIBOR+2.50%	5.97%		September 2011	28,000	—
Campus at Metro Park (4)	7.11%	5.25%		February 2012	24,154	24,893
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	10,202	10,535
Crossways Commerce Center	6.70%	6.70%		October 2012	25,008	25,377
Newington Business Park Center	6.70%	6.70%		October 2012	15,775	16,008
Prosperity Business Center	6.25%	5.75%		January 2013	3,752	3,862
Aquia Commerce Center I	7.28%	7.28%		February 2013	610	725
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,749	8,992
Linden Business Center	6.01%	5.58%		October 2013	7,379	7,515
Owings Mills Business Center	5.85%	5.75%		March 2014	5,650	5,742
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,728	8,834
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway(5)	5.19%	5.19%		August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	862	961
Building C	7.88%	6.63%		December 2017	1,260	1,359
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	2,245	2,501
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,695	2,829
Gateway Centre Building I	7.35%	5.88%		November 2016	1,505	1,649
Airpark Business Center	7.45%	6.63%		June 2021	1,470	1,543

Total Mortgage Debt		5.62	%(6)		$322,846	$390,072

(1)	The loan was prepaid in February 2008.

(2)	The loan was prepaid in July 2008.

(3)	The loan was prepaid in August 2008.

(4)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The Company determines the accounting treatment of its increasing rate debt and interest expense in accordance with EITF 86-15, Increasing Rate Debt. The Company determines its periodic interest cost based on the estimated outstanding term of the debt based on consideration of its plan, ability and intent to service the debt. The Company calculates interest expense, including the amortization of debt issue costs, using the effective interest method over the anticipated period during which we expect the debt to be outstanding.

(5)	On June 5, 2008, the Company sold its Alexandria Corporate Park property and replaced it in the collateral base with two properties, Northridge I & II and 15395 John Marshall Highway.

(6)	Weighted average interest rate on total mortgage debt.
     On September 26, 2008, the Company entered into a $28.0 million mortgage loan with U.S. Bank N.A. to fund part of its River’s Park I & II acquisition. Borrowings on the loan bear interest at a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three-year term. On December 12, 2008, the Company contributed the River’s Park I & II property and its related mortgage debt to a newly formed consolidated joint venture, which is owned 25% by the Company and 75% by an outside affiliate.
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

     On February 29, 2008, the Company prepaid the $8.6 million remaining principal balance and related accrued interest on the mortgage loan that encumbered Herndon Corporate Center. The prepayment was funded with borrowings of $8.0 million on the Company’s unsecured revolving credit facility and available cash. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred.
     On June 30, 2007, the Company prepaid the outstanding mortgage encumbering Hanover Business Center — Building B for $1.9 million of available cash. The mortgage was due to mature on June 15, 2016 and had a fixed interest rate of 4.0% at the time of prepayment, which was scheduled to convert to a variable interest rate on the date of prepayment. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred.
     The Company’s mortgage debt is recourse solely to specific assets. The Company had 31 and 45 properties that secured mortgage debt at December 31, 2008 and 2007, respectively.
(b) Exchangeable Senior Notes
     On December 11, 2006, the Company issued $125.0 million of 4.0% Exchangeable Senior Notes for net proceeds of approximately $122.2 million, net of a $2.8 million discount at issuance resulting in an effective interest rate of 4.45%. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2007. Holders may, under certain conditions, exchange their notes for cash or a combination of cash and the Company’s common shares, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares, which are adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and guaranteed by the Company. As of December 31, 2008, the Company was in compliance with all of the covenants of its Exchangeable Senior Notes.
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
     In 2008, the Company’s Board of Trustees authorized the Company to spend, from time to time, at negotiated prices less than par, up to $60.0 million for the repurchase of outstanding Exchangeable Senior Notes. During 2008, the Company repurchased $40.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.4 million, net of deferred financing costs and original issue discount. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash. As of December 31, 2008, the Exchangeable Senior Notes were convertible into 28.039 shares of each $1,000 of principal amount for a total of approximately 2.4 million shares, which is equivalent to an exchangeable rate of $35.66 per Company common share. In January 2009, the Company used available cash to repurchase $12.0 million of its Exchangeable Senior Notes at a discount. The capped call option associated with the repurchased notes was effectively terminated on the note’s repurchase date.

(c) Senior Notes
     On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. The proceeds from the issuance of the Senior Notes were used to repay outstanding indebtedness and to acquire 14 buildings in Richmond, Virginia. As of December 31, 2008, the weighted average interest rate on the Senior Notes was 6.48%. As of December 31, 2008, the Company was in compliance with all the covenants of its Senior Notes.
(d) Secured Term Loans
     On August 7, 2007, the Company entered into a $50.0 million secured term loan with KeyBank, N.A., which can be expanded to $100.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The Company received proceeds of $49.6 million from the transaction, which were used to pay down a portion of the Company’s unsecured revolving credit facility and the related accrued interest. In January 2008, the Company entered into a $50 million interest rate swap agreement to fix the Company’s underlying interest rate on the term loan at 2.71% plus a spread of 0.70% to 1.25%. The interest rate swap agreement expires in August 2010, concurrent with the original maturity of the term loan.
     On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which can be expanded to $70.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. At the loan’s inception, the interest rate on the loan was LIBOR plus 225 basis points. The proceeds from the loan, along with a $37.5 million draw on the Company’s unsecured revolving credit facility, were used to prepay the $72.1 million mortgage loan on its Suburban Maryland Portfolio and the related accrued interest. On December 9, 2008, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total commitment to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. The proceeds were used to repurchase Exchangeable Senior Notes in December 2008 and January 2009. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on the initial $35.0 million loan. As of December 31, 2008, the initial term loan balance is fixed at 5.83%.
     The Company’s secured term loans contain several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of loan to become immediately payable. As of December 31, 2008, the Company was in compliance with all the covenants of its secured term loans.
(e) Unsecured Revolving Credit Facility
     On April 4, 2007, the Company entered into an amendment to its unsecured revolving credit facility, which extended the facility’s maturity date by one year to April 26, 2010, with the ability to further extend the maturity date to April 26, 2011, which the Company intends to exercise. Also, the first amendment lowered the Company’s permitted maximum total indebtedness from 65% to 60% of its total asset value, as defined in its credit facility agreement, and lowered the interest rate spread from 120 to 160 basis points over LIBOR to 80 to 135 basis points over LIBOR.
     The weighted average borrowings outstanding on the unsecured revolving credit facility were $71.8 million with a weighted average interest rate of 3.99% during 2008, compared to $31.2 million and 6.49%, respectively, during 2007. The Company’s maximum outstanding borrowings were $118.4 million and $64.0 million during 2008 and 2007, respectively. At December 31, 2008, outstanding borrowings under the unsecured revolving credit facility were $75.5 million with an interest rate of 3.14%. The Company is required to pay an annual commitment fee of 0.15% based on the amount of unused capacity under the credit facility. As of December 31, 2008, the unused capacity on the unsecured revolving credit facility was $49.2 million. As of December 31, 2008, the Company was in compliance with all the covenants of its unsecured revolving credit facility.

Aggregate Debt Maturities
     The Company’s aggregate debt maturities as of December 31, 2008 are as follows (amounts in thousands):

2009	$20,551
2010	41,977
2011(1)	314,021
2012	76,301
2013	54,873
Thereafter	150,623

658,346
Discount on Exchangeable Senior Notes	(1,116)

$657,230

(1)	The credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date. The one-year extension is conditional upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.
(9) Derivative Instruments and Comprehensive Income
     Other comprehensive income consists of unrealized gains and losses on the Company’s derivative instruments. During 2008, the Company entered into three separate interest rate swap agreements to hedge its exposure on its variable rate debt to fluctuations in prevailing interest rates. The table below summarizes the Company’s three interest rate swap agreements (dollars in thousands):

Transaction Date	Instrument	Amount	Contractual Interest Rate	Effective Interest Rate
January 2008	Term Loan	$50,000	LIBOR plus variable spread (1)	2.71% plus a variable spread(1)
August 2008	Term Loan	35,000	LIBOR plus 250 basis points	5.83%
September 2008	Mortgage Loan	28,000	LIBOR plus 250 basis points	5.97%

(1)	At December 31, 2008, the contractual interest rate on the Company’s $50 million term loan was LIBOR plus 1.10% and the effective interest rate was 3.81%.
     The interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities. Total comprehensive income is summarized as follows (amounts in thousands):

	2008	2007	2006
Net income	$22,786	$533	$10,031
Unrealized loss on derivative instruments	(3,931)	—	—

Total comprehensive income	$18,855	$533	$10,031

(10) Fair Value of Financial Instruments
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

     The Company currently has three interest rate swap derivative instruments that are measured under SFAS No. 157. The derivatives are valued based on the prevailing market yield curve on the date of measurement. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS 157. The three levels are as follows:
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008. The derivative instruments in the table below are recorded on the Company’s consolidated balance sheets under “Accounts payable and other liabilities” (amounts in thousands):

	Balance at
	December 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument-swap agreement	$3,931	$—	$3,931	$—

     For the year ended December 31, 2008, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a reoccurring basis. Accordingly, the Company’s financial information was unaffected by the partial deferral of the adoption of SFAS 157, as prescribed by FSP 157-2. As a result of the partial deferral of the adoption of SFAS 157 as prescribed by FSP 157-2, the disclosure provisions of SFAS 157 were not applicable to the rental property and intangibles acquired during the year ended December 31, 2008.
     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The carrying amounts of the Company’s hedged and unhedged floating rate debt, which consists of the Company’s unsecured revolving credit facility, secured term loans and a $28.0 million mortgage loan, approximate their fair value due to the variable nature of their respective interest rates. The Company calculates fair value of its other financial instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s fixed-rate financial instruments at December 31 are as follows (amounts in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fixed-rate mortgage debt	$294,846	$279,247	$390,072	$375,956
Exchangeable senior notes(1)	83,884	60,350	122,797	105,863
Series A senior notes	37,500	28,199	37,500	38,659
Series B senior notes	37,500	24,239	37,500	38,389

Total	$453,730	$392,035	$587,869	$558,867

(1)	The notes were issued on December 11, 2006 at a $2.8 million discount. In 2008, the Company repurchased $40.0 million of its Exchangeable Senior Notes at a discount.

(11) Commitments and Contingencies
(a) Operating Leases
     The Company’s rental properties are subject to non-cancelable operating leases generating future minimum contractual rental payments, which as of December 31, 2008 are as follows (amounts in thousands):

		% of square feet
	Future	under leases
	minimum rents	expiring
2009	$93,064	14%
2010	78,498	12%
2011	63,528	21%
2012	50,022	8%
2013	38,303	12%
Thereafter	73,934	33%

	$397,349	100%

     At December 31, 2008, the Company’s portfolio was 86.8% occupied by 617 tenants.
     The Company rents office space for its corporate office under a non-cancelable operating lease, which it entered into upon relocating its corporate offices in 2005. The Company subleases its former corporate office space to three tenants, including one related party (see Note 12). The Company remains the primary obligor under the terms of the original lease on its former corporate office space through the end of the lease term in 2010.
     Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $0.6 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.
     Future minimum rental payments under the corporate office leases and contractual rent from the three subleases of the Company’s former corporate office space are summarized as follows (amounts in thousands):

		Contractual	Future minimum rent
	Corporate offices	sublease revenue	expense, net
2009	$825	$(268)	$557
2010	871	(276)	595
2011	619	—	619
2012	534	—	534

	$2,849	$(544)	$2,305

(b) Legal Proceedings
     The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management and the Company’s legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations or financial position of the Company.
(c) Guarantees
     On December 12, 2008, the Company entered into a joint venture with a third party to own River’s Park I & II, a six building business park property located in Columbia, Maryland. At the time of acquisition by the Company in September 2008, the former owner entered into three year master lease agreements regarding vacant space at River’s Park I. The Company in turn has provided a backstop guarantee to the joint venture regarding the rental payments due under the master lease agreements. The guarantee will terminate in September 2011, or earlier if the space is released. In addition, the Company has provided a guarantee to the joint venture for an 18 month timeframe, effective in the fourth quarter of 2009, in the event a specified tenant does not renew its lease at River’s Park II. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees is $1.6 million as of December 31, 2008.

(d) Capital Commitments
     As of December 31, 2008, the Company had approximately $5.6 million outstanding in other commitments related to construction, development, redevelopment, tenant improvements, renovation costs, leasing commissions and general property-related capital expenditures, which the Company expects to pay in 2009.
(12) Related Party Transaction
     In September 2005, the Company subleased a portion of its former corporate office space to Donatelli Development, Inc. (formerly Donatelli & Klein), a privately held real estate investment firm that develops multifamily properties, which is owned by a former member of the Company’s Board of Trustees. The rental rate under the sublease was representative of market rates on the date the sublease was executed. Rents due under the terms of the sublease are approximately $200 thousand per year over the remaining two years of the original lease. The Company remains obligated as primary lessee under the terms of the original lease.
(13) Shareholders’ Equity
     In September 2008, the Company completed a follow-on public offering of 2.5 million common shares of beneficial interest at a public offering price of $16.00 per share with an option for the underwriters to purchase an additional 0.4 million common shares to cover any over-allotments. On October 2, 2008, the underwriters exercised their option to purchase the additional 0.4 million common shares at the offering price of $16.00 per share. In total, the Company sold 2.9 million common shares, which generated net proceeds of approximately $43.9 million. The Company used the proceeds to pay down $37.6 million of the outstanding balance on its unsecured revolving credit facility and the remainder was used to fund the cash portion of the purchase price for River’s Park I & II.
     On July 21, 2006, the Company completed an offering of 3.5 million common shares of beneficial interest at $27.46 per share, generating net proceeds of approximately $90 million. The Company used $55.5 million of the net proceeds to pay down the outstanding balance on its unsecured revolving credit facility and the remaining proceeds were applied toward the purchase of Gateway 270.
     The Company declared dividends per share on its common stock of $1.36, $1.36 and $1.24 during 2008, 2007 and 2006, respectively.
(14) Benefit Plans
(a) Share-based compensation
     The Company has issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (“the Plan”). The Plan provides for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plan are non-qualified, and all employees and non-employee trustees are eligible to receive grants. The Plan originally authorized the issuance of 910,800 common share equity awards. In 2005, an additional 650,000 common shares of equity awards were authorized, resulting in a total of 1,560,800 common share equity awards. Of the common share equity awards authorized under the Plan, 295,846 awards remained available for issuance under the Plan as of December 31, 2008.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under this method, compensation includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes equity compensation costs on a straight-line basis over the requisite service period for each award.

Stock Options Summary
     At December 31, 2008, 927,000 options were awarded of which 683,469 remained outstanding. Options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years.
     The following table summarizes the option activity in the Plan for the three years ended December 31:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Balance, December 31, 2005	588,595	$16.70	8.0 years	$5,826,044
Granted	66,650	26.60
Exercised	(53,780)	15.74
Forfeited	(13,182)	24.67

Balance, December 31, 2006	588,283	17.73	7.2 years	$6,693,254
Granted	86,850	29.12
Exercised	(19,800)	15.44
Forfeited	(17,863)	26.64

Balance, December 31, 2007	637,470	19.11	6.6 years	$815,455
Granted	99,500	17.24
Exercised	(2,500)	15.00
Forfeited	(51,001)	23.86

Balance, December 31, 2008	683,469	$18.49	5.9 years	$—

Exercisable at December 31:
2008	545,965	$17.77	5.3 years	$—
2007	493,943	$16.89	6.1 years	$815,455
2006	363,258	$16.20	6.9 years	$4,690,621
Options expected to vest, December 31, 2008	124,340	$21.41	8.6 years	$—
     The following table summarizes information about stock options at December 31, 2008:

			Options Outstanding		Options Exercisable
			Weighted Average
Year	Range of		Remaining	Weighted Average		Weighted Average
Issued	Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
2003	$15.00	353,469	4.7 years	$15.00	353,469	$15.00
2004	18.70 — 19.78	65,000	5.5 years	19.03	65,000	19.03
2005	22.42 — 22.54	76,375	6.0 years	22.50	71,598	22.46
2006	26.60	40,700	7.0 years	26.60	28,057	26.60
2007	29.11 — 29.24	63,425	8.1 years	29.12	27,841	29.12
2008	14.32 — 17.29	84,500	9.1 years	17.24	—	—

		683,469			545,965

     As of December 31, 2008, the Company had $0.3 million of unrecognized compensation cost related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.4 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

     The assumptions used in the fair value determination of stock options granted for the years ended December 31 are summarized as follows:

	2008	2007	2006
Risk-free interest rate	3.45%	4.48% - 4.70%	4.31%
Expected volatility	24.6%	21.0%	21.0%
Expected dividend yield	4.04%	4.71%	5%
Weighted average expected life of options	5 years	5 years	5 years
     The weighted average grant date fair value of the options issued in 2008, 2007 and 2006 was $2.89, $4.25 and $3.56, respectively.
Option Exercises
     The total intrinsic value of options exercised was $5 thousand, $160 thousand and $759 thousand during 2008, 2007 and 2006, respectively.
     The Company received approximately $38 thousand, $0.3 million and $0.8 million from the exercise of stock options during 2008, 2007 and 2006, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The Company recognized compensation expense associated with these awards of $0.2 million during 2008 and $0.3 million in both 2007 and 2006.
Non-vested share awards
     The Company granted 60,171 restricted common shares to executive officers in 2005 that vest at the end of the seven-year award period, or earlier upon achieving certain defined market conditions over the term of the award. In both February and August 2006, 25% of the outstanding 56,124 shares awarded to executive officers vested upon achievement of one of the specified market conditions. In April 2006, the Company awarded a total of 68,049 restricted common shares in two separate awards to its executive officers. The first award of 30,931 shares will vest at the end of the approximately four-year award period. The second award of 37,118 shares will vest in four separate tranches based upon the achievement of specified market conditions. In April 2007, the Company granted 68,480 restricted common shares in two separate awards to its executive officers. The first award of 34,240 shares will vest 25% per year over a four-year award term. The second award of 34,240 shares awarded will vest in four separate tranches upon achievement of specified market conditions. In March 2008, the Company granted 180,867 restricted common shares to its executive officers. The award will vest in four separate tranches based upon achievement of specified market conditions. The Company recognized $1.5 million, $0.8 million and $1.1 million of compensation expense associated with these share based awards in 2008, 2007 and 2006, respectively. Dividends on all restricted share awards are recorded as a reduction of shareholders’ equity and are not subtracted from net income when calculating earnings per share.
     Independent members of our Board of Trustees received annual grants of common shares as a component of compensation for serving on the Company’s Board of Trustees. In May 2006, the Company issued a total of 12,000 restricted common shares to all independent trustees, all of which vest ratably in quarterly increments over the twelve-month period from the award date. In May 2007, the Company issued a total of 10,500 common shares to all independent trustees, all of which will vested at the completion of a twelve-month period from the award date. In May 2008, the Company issued a total of 17,500 common shares to all independent trustees, all of which will vest at the completion of a twelve-month period from the award date. The Company recognized $0.3 million, $0.3 million and $0.2 million of compensation expense associated with trustee share based awards for the years ended December 31, 2008, 2007 and 2006, respectively.

     A summary of the Company’s non-vested share awards as of December 31, 2008 is as follows:

		Weighted Average
		Grant Date
	Non-vested Shares	Fair Value
Non-vested at December 31, 2005	56,124	$26.40
Granted	88,216	22.97
Vested	(42,229)	26.72

Non-vested at December 31, 2006	102,111	23.31
Granted	78,980	23.46
Vested	(6,000)	26.84

Non-vested at December 31, 2007	175,091	23.26
Granted	198,367	9.46
Vested	(19,060)	26.69

Non-vested at December 31, 2008	354,398	$15.35

     As of December 31, 2008, the Company had $2.7 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 1.8 years.
     For the non-vested share awards issued in 2008, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the value and derived service period of each tranche of the award. The following assumptions were used in determining the value of the awards and the derived service period:

2008
Risk-free interest rate	3.2%
Volatility	26.0%
     For the non-vested share awards issued in 2007 and 2006, the Company determined the value and derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The Company used the following assumptions in determining the derived service period and the fair value of its awards that vest solely on market conditions:

	2007	2006
Risk-free interest rate	4.74%	5.28%
Volatility	23%	21%
Market average return (fifty-seven years of S&P 500)	9.05%	8.94%
Total expected return	6.3%	6.6%
     The weighted average grant date fair value of the shares issued in 2008, 2007 and 2006 was $9.46, $23.46 and $22.97, respectively. The total value of shares vested was $0.5 million, $0.2 million and $1.1 million at December 31, 2008, 2007 and 2006, respectively. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.
(b) 401(k) Plan
     The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. The Company matches employee contributions after one year of service up to a specified percentage of a participant’s annual compensation. The Company matched employee contributions up to 6% for each of the three years presented. Employee and employer contributions vest immediately. The Company pays for administrative expenses and matching contributions with cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions for the years ended December 31, 2008, 2007 and 2006 were $0.3 million, $0.3 million and $0.2 million, respectively. The employer match payable to the 401(k) plan was fully funded as of December 31, 2008.

(15) Segment Information
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
     The results of operations for the Company’s three reportable segments for the three years ended December 31 are as follows (dollars in thousands):

	2008
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	75	47	54	176
Square feet (unaudited)	3,754,980	2,814,799	5,257,728	11,827,507

Total revenues	$42,443	$36,542	$45,308	$124,293
Property operating expense	(8,809)	(7,766)	(10,670)	(27,245)
Real estate taxes and insurance	(3,981)	(4,086)	(4,165)	(12,232)

Total property operating income	$29,653	$24,690	$30,473	84,816

Depreciation and amortization expense				(37,207)
Interest expense				(34,804)
General and administrative				(11,938)
Other				6,791
Income from discontinued operations				15,128

Net income				$22,786

Total assets (2)	$433,611	$284,988	$311,589	$1,080,714

Capital expenditures (3)	$11,983	$11,565	$13,009	$36,830

	2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	63	48	53	164
Square feet (unaudited)	3,364,471	2,971,020	5,082,731	11,418,222

Total revenues	$40,637	$36,175	$42,777	$119,589

Property operating expense	(7,801)	(7,357)	(10,059)	(25,217)

Real estate taxes and insurance	(3,659)	(3,303)	(3,851)	(10,813)

Total property operating income	$29,177	$25,515	$28,867	83,559

Depreciation and amortization expense				(40,023)
Interest expense				(35,587)
General and administrative				(10,453)
Other				741
Income from discontinued operations				2,296

Net income				$533

Total assets (2)	$366,581	$328,846	$307,473	$1,052,299

Capital expenditures (3)	$6,521	$9,057	$19,283	$34,879

	2006
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	59	48	47	154
Square feet (unaudited)	3,133,582	2,868,084	4,386,498	10,388,164

Total revenues	$33,624	$34,417	$31,703	$99,744
Property operating expense	(5,995)	(6,657)	(6,614)	(19,266)
Real estate taxes and insurance	(2,932)	(2,778)	(2,995)	(8,705)

Total property operating income	$24,697	$24,982	$22,094	71,773

Depreciation and amortization expense				(33,465)
Interest expense				(28,500)
General and administrative				(9,832)
Other				233
Income from discontinued operations				9,822

Net income				$10,031

Total assets (2)	$332,764	$318,411	$237,320	$994,567

Capital expenditures (3)	$3,997	$10,621	$2,796	$17,460

(1)	Includes the results of a six-building, 306,667 square foot property that is owned by the Company through a consolidated joint venture.

(2)	Corporate assets not allocated to any of our reportable segments totaled $50,526, $49,399 and $106,072 at December 31, 2008, 2007 and 2006, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $273, $18 and $46 at December 31, 2008, 2007 and 2006, respectively.

(16) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the years ended December 31 are as follows (amounts in thousands):

	2008	2007	2006

Cash paid for interest, net	$35,928	$36,645	$29,436
Non-cash investing and financing activities:
Issuance of common shares to trustees	—	—	137
Debt assumed in connection with acquisitions of real estate	—	8,883	37,523
Conversion of Operating Partnership units into common shares	358	362	6,756
Issuance of Operating Partnership units in exchange for limited partnership interests	—	1,701	—
     Cash paid for interest on indebtedness is net of capitalized interest of $1.6 million, $1.3 million and $0.3 million in 2008, 2007 and 2006, respectively.
     During 2008, 2007 and 2006, 26,181, 25,000 and 462,135 Operating Partnership units, respectively, were redeemed for an equivalent number of the Company’s common shares.
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
(17) Quarterly Financial Information (unaudited)

	2008(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Revenues	$30,141	$30,412	$31,068	$32,673
Operating expenses	21,562	21,119	22,243	23,701
Income from continuing operations	1,639	3,141	629	2,249
Income from discontinued operations	663	14,465	—	—

Net income	$2,302	$17,606	$629	$2,249

Net income per share — basic and diluted:
Income from continuing operations	$0.07	$0.13	$0.03	$0.08
Income from discontinued operations	0.03	0.60	—	—

Net income	$0.10	$0.73	$0.03	$0.08

	2007(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Revenues	$28,902	$29,583	$30,062	$31,042
Operating expenses	21,564	21,483	21,423	22,036
Loss from continuing operations	(733)	(545)	(363)	(121)
Income from discontinued operations	513	561	588	634

Net income (loss)	$(220)	$16	$225	$513

Net income (loss) per share — basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.02)	$(0.01)
Income from discontinued operations	0.02	0.02	0.03	0.03

Net income (loss)	$(0.01)	$—	$0.01	$0.02

(1)	These figures are rounded to the nearest thousand, which may impact crossfooting in reconciling to full year totals.
     In September 2008, the Company sold 2.5 million common shares, with an additional 0.4 million common shares sold in October 2008. The sum of the basic and diluted earnings per share for the four quarters in all years presented differs from the annual earnings per share calculation due to the required method of computing the weighted average number of shares in the respective periods.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Amounts in thousands)

				Encumbrances at
Property	Location	Date Acquired	Property Type(1),(2)	December 31, 2008

Maryland
Rumsey Center	Columbia	Oct-02	BP	$9,114
Snowden Center	Columbia	Oct-02	BP	12,373
6900 English Muffin Way	Frederick	Jul-04	I	—
Deer Park	Randallstown	Jul-04	BP	—
Gateway Center	Gaithersburg	Jul-04	BP	—
Gateway West	Westminster	Jul-04	BP	—
4451 Georgia Pacific Boulevard	Frederick	Jul-04	I	—
20270 Goldenrod Lane	Germantown	Jul-04	BP	—
Girard Business Center	Gaithersburg	Jul-04	BP	—
Girard Place	Gaithersburg	Jul-04	BP	—
7561 Lindbergh Drive	Gaithersburg	Jul-04	I	—
Patrick Center	Frederick	Jul-04	Office	—
Old Courthouse Square	Martinsburg, WV	Jul-04	Retail	—
15 Worman’s Mill Court	Frederick	Jul-04	BP	—
West Park	Frederick	Jul-04	Office	—
Woodlands Business Center	Largo	Jul-04	Office	—
Airpark Place	Gaithersburg	Aug-04	BP	—
4612 Navistar Drive	Frederick	Dec-04	I	13,130
Campus at Metro Park	Rockville	Dec-04	BP	24,154
Glenn Dale Business Center	Glenn Dale	May-05	I	8,152
Owings Mills Business Center	Owings Mills	Nov-05	BP	5,650
Gateway 270	Clarksburg	Jul-06	BP	—
Indian Creek Court	Beltsville	Aug-06	BP	12,819
Owings Mills Commerce Center	Owings Mills	Nov-06	BP	—
Ammendale Commerce Center	Beltsville	Mar-07	BP	—
Annapolis Commerce Park East	Annapolis	Jun-07	Office	8,728
Triangle Business Center	Columbia	Aug-08	BP	—
River’s Park I & II(3)	Columbia	Sep-08	BP	28,000

Total:				122,120

Northern Virginia
13129 Airpark Road	Culpeper	Dec-97	I	—
Plaza 500	Alexandria	Dec-97	I	33,801
Van Buren Business Park	Herndon	Dec-97	BP	7,580
Tech Court	Chantilly	Oct-98	BP	3,415
Newington Business Park	Lorton	Dec-99	I	15,775
Interstate Plaza	Alexandria	Dec-03	I	—
Herndon Corporate Center	Herndon	Apr-04	BP	—
Aquia Commerce Center I & II	Stafford	Jun-04	BP	610
15395 John Marshall Highway	Haymarket	Oct-04	I	20,621
Windsor at Battlefield	Manassas	Dec-04	BP	—
Reston Business Campus	Reston	Mar-05	BP	—
Enterprise Center	Chantilly	Apr-05	BP	18,102
Gateway Centre	Manassas	Jul-05	BP	1,505
403/405 Glenn Drive	Sterling	Oct-05	BP	8,529
Linden Business Center	Manassas	Oct-05	BP	7,379
Prosperity Business Center	Merrifield	Nov-05	BP	3,752
Sterling Park Business Center	Sterling	Feb-06	BP	—
Davis Drive	Sterling	Aug-06	BP	—

Total:				121,069

Southern Virginia
Crossways Commerce Center(4)	Chesapeake	Dec-99	BP	25,008
Greenbrier Technology Center II	Chesapeake	Oct-02	BP	4,972
Norfolk Business Center	Norfolk	Oct-02	BP	4,665
Virginia Center	Glen Allen	Oct-03	BP	—
Crossways II	Chesapeake	Oct-04	BP	—
Norfolk Commerce Park II	Norfolk	Oct-04	BP	—
Cavalier Industrial Park	Chesapeake	Apr-05	I	—
1434 Crossways Boulevard	Chesapeake	Aug-05	BP	18,951
Enterprise Parkway	Hampton	Sep-05	BP	—
Diamond Hill Distribution Center	Chesapeake	Oct-05	I	—
1000 Lucas Way	Hampton	Dec-05	BP	—
River’s Bend Center	Chester	Jan-06	BP	—
Northridge I&II	Ashland	Jan-06	I	6,874
Crossways I	Chesapeake	Feb-06	BP	—
1408 Stephanie Way	Chesapeake	May-06	BP	—
Airpark Business Center	Richmond	Jun-06	BP	1,470
Chesterfield Business Center	Richmond	Jun-06	BP	4,940
Hanover Business Center	Ashland	Jun-06	BP	2,122
Gateway II	Norfolk	Nov-06	BP	—
Park Central	Richmond	Nov-06	BP	10,655
Greenbrier Circle Corporate Center	Chesapeake	Jan-07	BP	—
Greenbrier Technology Center I	Chesapeake	Jan-07	BP	—
Pine Glen	Richmond	Feb-07	BP	—
River’s Bend Center II	Chester	May-07	BP	—

Total:				79,657

Land held for future development	Richmond	Aug-07		—

Total				$322,846

(1)	I =Industrial

(2)	BP = Business Park

(3)	On December 12, 2008, the Company contributed the River’s Park I & II property and its related mortgage debt to a newly formed consolidated joint venture, which is owned 25% by the Company and 75% by an outside affiliate.

(4)	Represents Crossways Commerce Center I, Crossways Commerce Center III and Coast Guard Building.

Initial Costs			Gross Amount at End of Year

	Building &			Building &		Accumulated
Land	Improvements	Since Acquisition	Land	Improvements	Total	Depreciation

$2,675	$10,196	$2,114	$2,675	$12,310	$14,985	$3,243
3,404	12,824	2,728	3,404	15,552	18,956	3,766
3,136	8,642	25	3,136	8,667	11,803	1,044
3,677	7,697	503	3,677	8,200	11,877	1,027
1,715	3,943	91	1,715	4,034	5,749	519
890	6,925	1,193	890	8,118	9,008	1,096
3,445	8,923	1	3,445	8,924	12,369	1,105
1,415	2,060	204	1,415	2,264	3,679	356
4,671	7,151	1,456	4,671	8,607	13,278	1,081
5,134	9,507	291	5,134	9,798	14,932	1,237
2,966	306	203	2,966	509	3,475	77
1,777	8,721	773	1,777	9,494	11,271	1,099
3,485	12,862	256	3,485	13,118	16,603	1,778
545	3,329	50	545	3,379	3,924	436
520	5,177	467	520	5,644	6,164	712
1,322	2,920	528	1,322	3,448	4,770	385
2,697	7,141	348	2,697	7,489	10,186	864
3,808	18,658	19	3,808	18,677	22,485	1,947
9,220	32,056	20	9,220	32,076	41,296	3,931
3,369	14,504	1,525	3,369	16,029	19,398	1,566
1,382	7,416	1,322	1,382	8,738	10,120	844
18,302	20,562	3,021	18,302	23,583	41,885	1,795
5,673	17,168	806	5,673	17,974	23,647	1,160
3,304	12,295	333	3,304	12,628	15,932	1,070
2,398	7,659	5,037	2,398	12,696	15,094	222
6,101	12,602	125	6,101	12,727	18,828	605
1,282	2,763	(30)	1,273	2,742	4,015	42
8,299	31,184	(777)	8,032	30,674	38,706	305

106,612	295,191	22,632	106,336	318,099	424,435	33,332

442	3,103	1,282	442	4,385	4,827	1,383
6,265	35,433	2,576	6,265	38,009	44,274	10,977
3,592	7,652	2,305	3,592	9,957	13,549	3,258
1,056	4,844	707	1,056	5,551	6,607	1,597
3,135	10,354	4,787	3,135	15,141	18,276	4,376
2,185	8,972	722	2,185	9,694	11,879	1,488
4,082	14,651	1,019	4,082	15,670	19,752	2,074
1,795	8,689	228	1,795	8,917	10,712	1,095
2,736	7,301	8,270	2,736	15,571	18,307	1,557
3,228	11,696	2,930	3,228	14,626	17,854	2,431
1,996	8,778	561	1,996	9,339	11,335	1,096
3,727	27,274	1,529	3,727	28,803	32,530	2,892
3,015	6,734	749	3,015	7,483	10,498	1,089
3,940	12,547	2,060	3,940	14,607	18,547	1,284
4,829	10,978	269	4,829	11,247	16,076	1,171
5,881	3,495	197	5,881	3,692	9,573	319
19,897	10,750	9,873	19,903	20,617	40,520	1,264
1,614	3,611	163	1,614	3,774	5,388	311

73,415	196,862	40,227	73,421	237,083	310,504	39,662

5,160	23,660	8,452	5,160	32,112	37,272	8,564
1,365	5,119	1,003	1,483	6,004	7,487	2,097
1,323	4,967	492	1,554	5,228	6,782	2,041
1,922	7,026	2,036	1,922	9,062	10,984	2,421
1,036	6,254	276	1,036	6,530	7,566	705
1,221	8,693	1,630	1,221	10,323	11,544	1,177
1,387	11,362	6,988	1,387	18,350	19,737	1,193
4,447	24,739	251	4,815	24,622	29,437	3,181
4,132	10,674	2,879	4,132	13,553	17,685	1,164
3,290	24,949	2,447	3,290	27,396	30,686	2,196
2,592	8,563	1,083	2,592	9,646	12,238	1,343
3,153	26,294	2,016	3,482	27,981	31,463	2,839
1,172	7,417	728	1,172	8,145	9,317	880
2,657	11,597	1,532	2,657	13,129	15,786	1,281
1,292	3,899	497	1,292	4,396	5,688	274
250	2,814	536	250	3,350	3,600	313
900	13,335	1,487	900	14,822	15,722	1,113
1,794	11,561	528	1,795	12,088	13,883	960
1,320	2,293	370	1,320	2,663	3,983	179
1,789	19,712	1,919	1,789	21,631	23,420	1,935
4,164	18,984	474	4,164	19,458	23,622	1,347
2,024	7,960	500	2,024	8,460	10,484	647
618	4,517	92	618	4,609	5,227	250
5,634	11,533	360	5,634	11,893	17,527	564

54,642	277,922	38,576	55,689	315,451	371,140	38,664

442	—	50	465	27	492	—

$235,150	$767,097	$104,324	$235,911	$870,660	$1,106,571	$111,658

     Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years. The tax basis of the assets above is $1,024 million at December 31, 2008.
(a) Reconciliation of Real Estate
     The following table reconciles the real estate investments for the years ended December 31 (amounts in thousands):

	2008	2007	2006

Beginning balance	$1,065,181	$947,723	$710,956
Acquisitions of rental property	43,528	84,194	226,485
Capital expenditures	39,922	34,899	18,282
Cost of real estate sold	(38,131)	—	(7,708)
Dispositions	(3,929)	(1,635)	(292)

Ending balance	$1,106,571	$1,065,181	$947,723

(b) Reconciliation of Accumulated Depreciation
     The following table reconciles the accumulated depreciation on the real estate investments for the years ended December 31 (amounts in thousands):

	2008	2007	2006

Beginning balance	$88,075	$62,841	$42,226
Depreciation of acquisitions of rental property	347	1,692	3,164
Depreciation of all other rental property and capital expenditures	27,539	25,287	18,640
Dispositions — real estate sold	(3,508)	—	(1,104)
Dispositions — write-off	(795)	(1,745)	(85)

Ending balance	$111,658	$88,075	$62,841

Exhibit Index

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.
4.2(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.
4.3(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.
4.4(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.
4.5(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.
4.6(6)	Subsidiary Guaranty, dated as of June 22, 2006.
4.7(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.
4.8(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.
10.1(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.
10.2(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.
10.3(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.
10.4(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.
10.5(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.
10.6(10)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.
10.7(11)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.
10.8(1)	2003 Equity Compensation Plan.
10.9(12)	Amendment No. 1 to the 2003 Equity Compensation Plan.
10.10(13)	Amendment No. 2 to the 2003 Equity Compensation Plan.
10.11(14)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.
10.12(15)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.
10.13(16)	Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank National Association, Wachovia Bank, N.A., Wells Fargo Bank N.A., Bank of Montreal and KeyBank National Association, as Administrative Agent, dated as of April 26, 2006.
10.14(17)	Amendment No. 1, dated April 4, 2007, to Amended and Restated Revolving Credit Agreement, dated as of April 26, 2006.
10.15(18)	Form of Restricted Common Shares Award Agreement for Officers.
10.16(19)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.
10.17(20)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.
10.18(21)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.
10.19(22)	Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.
10.20(23)	Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.
10.21(24)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.22(25)	Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

Exhibit	Description of Document
10.23(26)	Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.
10.24(27)	Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
12*	Statement Regarding Computation of Ratios.
21*	Subsidiaries of the Registrant.
23*	Consent of KPMG LLP (independent registered public accounting firm).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(13)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2008.

*	Filed herewith.