Form 10-Q
period 2009-03-31
FIRST POTOMAC REALTY TRUST
filed 2009-05-08
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-31824
FIRST POTOMAC REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND State or other jurisdiction of incorporation or organization)	37-1470730 (I.R.S. Employer Identification No.)
7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814
(Address of principal executive offices) (Zip Code)
(301) 986-9200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of May 8, 2009, there were 27,455,428 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)	(as adjusted — see
		footnote 2 (q))
Assets:
Rental property, net	$967,970	$994,913
Cash and cash equivalents	8,302	16,352
Escrows and reserves	10,783	8,808
Accounts and other receivables, net of allowance for doubtful accounts of $1,268 and $935, respectively	7,631	6,872
Accrued straight-line rents, net of allowance for doubtful accounts of $697 and $575, respectively	9,125	8,727
Investment in affiliate	2,004	—
Deferred costs, net	17,514	17,165
Prepaid expenses and other assets	5,588	6,365
Intangible assets, net	17,669	21,047

Total assets	$1,046,586	$1,080,249

Liabilities:
Mortgage loans	$303,126	$322,846
Exchangeable senior notes, net	64,661	80,435
Senior notes	75,000	75,000
Secured term loans	100,000	100,000
Unsecured revolving credit facility	85,500	75,500
Financing obligation	4,260	11,491
Accounts payable and other liabilities	18,009	18,022
Accrued interest	4,163	2,491
Rents received in advance	6,209	4,812
Tenant security deposits	5,086	5,243
Deferred market rent, net	7,198	8,489

Total liabilities	673,212	704,329

Noncontrolling interests in the Operating Partnership (redemption value of $5,679 and $7,186, respectively)	10,543	10,627

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 27,455 and 27,353 shares issued and outstanding, respectively	27	27
Additional paid-in capital	485,356	484,825
Accumulated other comprehensive loss	(2,514)	(3,823)
Dividends in excess of accumulated earnings	(120,038)	(115,736)

Total shareholders’ equity	362,831	365,293

Total liabilities and shareholders’ equity	$1,046,586	$1,080,249

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
		(as adjusted — see
		footnote 2 (q))
Revenues:
Rental	$27,027	$24,666
Tenant reimbursements and other	6,599	5,475

Total revenues	33,626	30,141

Operating expenses:
Property operating	8,317	6,705
Real estate taxes and insurance	3,313	2,917
General and administrative	2,956	2,701
Depreciation and amortization	10,046	9,239

Total operating expenses	24,632	21,562

Operating income	8,994	8,579

Other expenses (income):
Interest expense	8,327	9,550
Interest and other income	(139)	(131)
Equity in losses of affiliate	7	—
Gain on early retirement of debt	(4,339)	(1,395)

Total other expenses	3,856	8,024

Income from continuing operations	5,138	555

Income from operations of disposed property	—	685

Net income	5,138	1,240

Less: Net income attributable to noncontrolling interests in the Operating Partnership	(141)	(39)

Net income attributable to common shareholders	$4,997	$1,201

Net income attributable to common shareholders per share — basic and diluted:
Income from continuing operations	$0.18	$0.02
Income from discontinued operations	—	0.03

Net income	$0.18	$0.05

Weighted average common shares outstanding — basic	26,999	24,097
Weighted average common shares outstanding — diluted	27,029	24,135
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
		(as adjusted — see
		footnote 2 (q))
Cash flows from operating activities:
Net income attributable to common shareholders	$4,997	$1,201
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	—	281
Depreciation and amortization	10,266	9,733
Stock based compensation	563	385
Bad debt expense	423	107
Amortization of deferred market rent	(473)	(450)
Amortization of deferred financing costs and bond discount	743	872
Amortization of rent abatement	416	359
Net income attributable to noncontrolling interests	141	39
Equity in losses of affiliate	7	—
Change in financing obligation	(221)	—
Gain on early retirement of debt	(4,339)	(1,395)
Changes in assets and liabilities:
Escrows and reserves	(3,223)	(502)
Accounts and other receivables	(1,323)	(133)
Accrued straight-line rents	(486)	(593)
Prepaid expenses and other assets	486	(388)
Tenant security deposits	(122)	(195)
Accounts payable and accrued expenses	1,614	(1,324)
Accrued interest	1,757	2,312
Rents received in advance	1,486	(360)
Deferred costs	(1,858)	(1,254)

Total adjustments	5,857	7,494

Net cash provided by operating activities	10,854	8,695

Cash flows from investing activities:
Additions to rental property	(5,620)	(3,780)
Additions to construction in progress	(379)	(2,632)

Net cash used in investing activities	(5,999)	(6,412)

Cash flows from financing activities:
Financing costs	(1)	(48)
Proceeds from debt	10,000	27,500
Repayments of debt	(13,341)	(22,043)
Dividends to shareholders	(9,300)	(8,250)
Distributions to noncontrolling interests	(263)	(265)
Redemption of partnership units	—	(12)

Net cash used in financing activities	(12,905)	(3,118)

Net decrease in cash and cash equivalents	(8,050)	(835)

Cash and cash equivalents, beginning of period	16,352	5,198

Cash and cash equivalents, end of period	$8,302	$4,363

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
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At March 31, 2009, the Company was the sole general partner of, and owned a 97.3% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     As of March 31, 2009, the Company’s portfolio totaled approximately 12 million square feet. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The unaudited consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership, a 25 percent owned joint venture that owns RiversPark I and First Potomac Management LLC, a wholly-owned subsidiary that manages the Company’s properties. All intercompany balances and transactions have been eliminated in consolidation.
     The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and as updated from time to time in other filings with the Securities and Exchange Commission (“SEC”).
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. Interim results are not necessarily indicative of full-year performance due, in part, to the impact of acquisitions and dispositions throughout the year.
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

     The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. These disruptions in the financial markets may have a material adverse effect on the market value of our common shares and may have a material impact on the estimates discussed above.
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
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, collectability is reasonably assured and the Company has possession of the terminated space. The Company recognized $0.1 million and $0.5 million of lease termination fees included in other income for the three months ended March 31, 2009 and 2008, respectively.
     Concurrent with the Company’s August and September 2008 acquisitions of Triangle Business Center and RiversPark I and II, respectively, the former owner entered into master lease agreements for vacant space that was not producing rent at the time of the acquisitions. Payments received under the master lease agreements are recorded as a reduction to rental property rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls. Payments received under these master lease agreements totaled $0.1 million for the three months ended March 31, 2009.
(d) Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(e) Escrows and Reserves
     Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.
(f) Rental Property
     Rental property is carried at historical cost less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at historical cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets, by class, are as follows:

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
     The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less anticipated selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its statements of operations and classify the assets and related liabilities as held-for-sale on its consolidated balance sheet. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be transferred to another property owned by the Company after the disposition.
     The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from cession of major construction activity, if the property is not occupied. Total interest capitalized to construction in progress was $0.1 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
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
(h) Investment in Affiliate
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture. The Company considers the provisions of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities.” When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment on its balance sheets as “Investment in Affiliate.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings or losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded on its statements of operations as “Equity in Earnings or Losses of Affiliate.”
     When the Company’s investment in a joint venture does not meet the requirements of the equity accounting method, it will consolidate all of the joint venture’s assets, liabilities and operating results within its consolidated financial statements. The cash contributed to the consolidated joint venture by the third party, if any, will be reflected in the liability section of the Company’s balance sheets under “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the consolidated joint venture and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated joint venture and any distributions received by the third party from the joint venture. The earnings or losses from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within the Company’s consolidated statements of operations. All distributions received by the Company from the consolidated joint venture will be recorded as an increase in the Financing Obligation.
(i) Sales of Real Estate
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
     If the Company has an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or it guarantees the return of the buyer’s investment or a return on that investment for an extended period, the Company accounts for such transaction as a financing transaction. If the Company has an option to repurchase the property at a higher price and it is likely it will exercise this option, the transaction is accounted for as a financing transaction. For transactions treated as financings, the Company records the amounts received from the buyer as a Financing Obligation and continues to consolidate the property and its operating results in its consolidated statements of operations. The results of operations of the property are allocated to the joint venture partner for their equity interest and reflected as “interest expense” on the Financing Obligation.
(j) Intangible Assets
     Intangible assets include the value of acquired tenant or customer relationships and the value of in-place leases at acquisition. Customer relationship values are determined based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics the Company considers include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. The Company determines the fair value of the in-place leases at acquisition by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $29.4 million and $29.0 million at March 31, 2009 and December 31, 2008, respectively.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three months ended March 31, 2009 and 2008.
     On January 1, 2009, the Company adopted the provisions of SFAS 141R, Business Combinations (“SFAS 141R”) and FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). See footnote 2 (q), Summary of Significant Accounting Policies - Application of New Accounting Standards for more information on the Company’s current accounting treatment.
(k) Derivatives and Hedging
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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded in “Accumulated Other Comprehensive Income (Loss),” an element of shareholders’ equity (cash flow hedge), or through earnings, along with the change in fair value of the asset or liability being hedged (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
(l) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary that was inactive for the three months ended March 31, 2009 and 2008.
(m) Noncontrolling Interests
     On January 1, 2009, the Company adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, (“SFAS 160”). See footnote 2 (q), Summary of Significant Accounting

Policies — Application of New Accounting Standards for more information on the Company’s current accounting treatment.
     Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Noncontrolling interests are recorded based on the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or loss and distributions received. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to shareholders’ equity. As a result of the redemption feature of the Operating Partnership units, as required by Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securites,” the noncontrolling interests are recorded outside of permanent equity.
     At December 31, 2008 and March 31, 2009, 772,712 Operating Partnership units, or 2.7% of the total outstanding Operating Partnership units, were not owned by the Company. There were no Operating Partnership units redeemed for common shares or Operating Partnership units purchased with available cash during the first quarter of 2009. Based on the closing share price of the Company’s common stock at the end of the first quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all outstanding Operating Partnership units not owned by the Company at March 31, 2009 would be approximately $5.7 million.
(n) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. In June 2008, the FASB issued Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). As a result of the Company’s outstanding, unvested shares with non-forfeitable dividend rights, which are considered participating securities, it has applied the two-class method of determining EPS. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income available to common shareholders in the Company’s computation of EPS.

     The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted earnings per share calculations:
Income from continuing operations	$5,138	$555
Income from discontinued operations	—	685

Net income	5,138	1,240
Less: Net income attributable to noncontrolling interests	(141)	(39)

Net income attributable to common shareholders	4,997	1,201

Less: Allocation to participating securities	(120)	(50)

Income available to common shareholders	$4,877	$1,151

Denominator for basic and diluted earnings per share calculations:
Weighted average shares outstanding — basic	26,999	24,097
Effect of dilutive shares:
Employee stock options and non-vested shares	30	38

Weighted average shares outstanding — diluted	27,029	24,135

Net income available to common shareholders per share — basic and diluted:
Income from continuing operations	$0.18	$0.02
Income from discontinued operations	—	0.03

Net income	$0.18	$0.05

Amounts available to common shareholders:
Income from continuing operations	$4,997	$538
Income from discontinued operations	—	663

Net income	$4,997	$1,201

     In accordance with SFAS No. 128, Earnings Per Share, (“SFAS 128”) the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share (amounts in thousands).

	Three Months Ended March 31,
	2009	2008
Stock option awards	783	702
Non-vested share awards	174	88

	957	790

     Approximately 1.9 million anti-dilutive shares from the assumed conversion of the Company’s Exchangeable Senior Notes were excluded from its calculation of earnings per share for the three months ended March 31, 2009 and 3.1 million anti-dilutive shares were excluded for the three months ended March 31, 2008, respectively.
(o) Share-Based Compensation
Stock Options Summary
     During the first quarter of 2009, the Company issued 103,250 options to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years. The Company recognized compensation expense related to stock options of $50 thousand and $55 thousand for the three months ended March 31, 2009 and 2008, respectively.

     A summary of the Company’s stock options as of January 1, 2009 and changes during the three months ended March 31, 2009 is presented below:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, December 31, 2008	683,469	$18.49	5.9 years	$—
Granted	103,250	9.30
Forfeited	(5,625)	17.01

Outstanding, March 31, 2009	781,094	$17.29	6.2 years	$—

Exercisable, March 31, 2009	575,323	$17.90	5.2 years	$—
Options expected to vest, March 31, 2009	177,692	$15.86	9.0 years	$—
     As of March 31, 2009, the Company had $0.4 million of unrecognized compensation cost related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.7 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected dividend yield was determined based on the Company’s historical yield and recent yields of similar REITs. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes.
     The assumptions used in the fair value determination of stock options granted in 2009 are summarized as follows:

2009
Risk-free interest rate	1.55%
Expected volatility	39.6%
Expected dividend yield	5.54%
Weighted average expected life of options	5 years
     The weighted average grant-date fair value of each option granted during the three months ended March 31, 2009 was $1.97.
     Non-vested share awards
     On February 24, 2009, the Company granted 102,714 restricted common shares to its executive officers. The award will vest in four separate tranches over a four year award term and was valued based on the outstanding share price at the date of issuance. The Company recognized compensation expense associated with all restricted share based awards of $0.5 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.
     A summary of the Company’s non-vested share awards as of March 31, 2009 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2008	354,398	$15.35
Granted	102,714	6.45
Vested	(2,500)	17.05

Non-vested at March 31, 2009	454,612	$13.33

     As of March 31, 2009, the Company had $2.8 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.1 years.
(p) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(q) Application of New Accounting Standards
     In September 2006, the FASB issued Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which provides guidance on the application of SFAS 157 and how an entity would determine fair value when the market for a financial asset is not active. The Company adopted the provisions of FSP 157-2 and FSP 157-3 on January 1, 2009 and these provisions did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. FSP 157-4 requires companies to disclose the inputs and valuation techniques used to measure fair value and define any major security types for debt and equity securities. FSP 157-4 must be applied prospectively and is effective for fiscal years beginning on or after June 15, 2009, and interim periods within those fiscal years. Early adoption is permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP 157-4 will materially impact its consolidated financial statements.
     Effective January 1, 2009, the Company adopted SFAS 141R, which requires an entity to use the acquisition method (previously referred to as the purchase method) for all business combinations and for an acquirer to be identified for each business combination. Under the standard, equity instruments issued by the acquirer as consideration are measured at fair value on the acquisition date. Whether the acquirer acquires all or a partial interest in the acquiree, the full fair value of the assets acquired, liabilities assumed and noncontrolling interests is recognized. SFAS 141R was effective for fiscal years beginning on or after December 15, 2008. SFAS 141R affects the manner in which the Company accounts for property acquisitions subsequent to the effective date. The impact of SFAS 141R will depend upon the number of and structure of future acquisitions. The Company did not have any property acquisitions during the three months ended March 31, 2009.
     Effective January 1, 2009, the Company adopted SFAS 160, which requires that noncontrolling interests in subsidiaries held by parties other than the parent be treated as a separate component of equity, not as a liability or other item outside of equity. The impact of SFAS 160 on the Company’s financial statements is as follows:
•	Net income attributable to noncontrolling interests is no longer included in the Company’s calculation of net income; however, these amounts will continue to be deducted in the Company’s determination of net income available to common shareholders. As a result of implementation of SFAS 160, net income increased $141 thousand and $39 thousand for the three months ended March 31, 2009 and 2008, respectively;

•	The Company will continue to report its noncontrolling interests in the mezzanine section of its balance sheets as its Operating Partnership units, which can be redeemed for cash or common shares, do not meet the requirements for permanent equity classification;

•	The Company is required to report its noncontrolling interests at the greater of its carrying value, which includes adjustments for income attributable to the noncontrolling interests and distributions received by noncontrolling interests, or its redemption value. As of March 31, 2009, the redemption value of the Company’s noncontrolling interests was $5.7 million, which was below the carrying value of the Company’s noncontrolling interests; and

•	The Company allocated a portion of its Accumulated Other Comprehensive Loss to the noncontrolling interests in an amount equivalent to their respective share in earning and losses. As of March 31, 2009 and December 31, 2008, the Company allocated $71 thousand and $108 thousand, respectively, of its Accumulated Other Comprehensive Loss to its noncontrolling interests on its balance sheets.

     Effective January 1, 2009, the Company adopted Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires an entity with derivative instruments to disclose information that should enable financial statement users to understand: how and why a Company uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedging items affect a Company’s financial performance, financial position and cash flows. Under the standard, the Company is required to disclose the fair value of derivative instruments, their gains or losses and the objectives for using derivative instruments. The standard must be applied prospectively and was effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of SFAS 161 only had an impact on the Company’s disclosures and did not impact the Company’s consolidated financial statements.
     Effective January 1, 2009, the Company retrospectively adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest costs are recognized in subsequent periods. The Company’s Exchangeable Senior Notes, which were issued in December 2006, are within the scope of FSP APB 14-1. The Company compared the present value of its Exchangeable Senior Notes to the present value of hypothetical senior notes issued at the same time that do not have a conversion feature. The difference attributed to the conversion feature was retrospectively recorded into equity with a corresponding discount recorded to the Company’s Exchangeable Senior Notes. The discount is amortized over the estimated life of the Exchangeable Senior Notes as interest expense. During 2008 and the first quarter of 2009, the Company repurchased $57.0 million of principal of its Exchangeable Senior Notes at a discount. In accordance with FSP APB 14-1, at the time of repurchase, the Company allocated a portion of the settlement consideration to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment. Any difference between the consideration attributed to the liability component and the sum of (a) the net carrying amount of the liability component and (b) any unamortized debt issuance costs is recognized in the statement of operations as a gain or loss on debt extinguishment. The Company will allocate any remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of shareholders’ equity. In each of the Company’s 2008 and 2009 repurchases of its Exchangeable Senior Notes, the consideration given was below the fair value immediately prior to extinguishment, therefore, the Company did not allocate any consideration to the repurchase of the equity component. The Company’s cash interest payments are unaffected by this implementation. The overall impact of FSP APB 14-1 on the Company’s financial statements summarized as follows:
•	Interest expense for the three months ended March 31, 2009 and 2008 includes $0.8 million and $1.2 million, respectively, of contractual cash interest expense and $0.4 million and $0.6 million, respectively, of non-cash interest expense related to the amortization of discounts;

•	Additional paid in capital increased by the total discount recorded of $8.7 million, with a shareholders’ equity increase of $3.4 million at December 31, 2008;

•	Due to the adoption of FSP APB 14-1, the gain on the early retirement of debt previously reported was reduced by $0.7 million for the three months ended March 31, 2008;

•	The unamortized FSP APB 14-1 discount was $2.5 million and $3.4 million at March 31, 2009 and December 31, 2008, respectively; and

•	The total impact of FSP APB 14-1 was a reduction in net income attributable to common shareholders of $0.9 million, or $0.03 per diluted share, and $1.1 million, or $0.05 per diluted share, for the three months ended March 31, 2009 and 2008, respectively.
     Effective January 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in computing earnings per share under the two-class method described in SFAS 128. According to the Staff Position, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The Company’s adoption of FSP EITF 03-6-1 on January 1, 2009 did not materially impact its basic or diluted EPS.
     In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, an amendment of APB No. 28, Interim Financial Reporting (“FSP FAS 107-1 and APB 28-1”). The Staff Position requires companies to disclose the fair value of financial instruments within the scope of SFAS 107 for interim reporting periods as well as in annual financial statements. The Company will be required to disclose the methods and assumptions used to estimate the fair value of financial instruments and document any changes, if any, during each reporting period. The Staff Position must be applied prospectively and is effective for fiscal years beginning on or after June 15, 2009, and interim periods within those fiscal years. Early adoption is permitted for periods ending after March 15, 2009. However, if a company elects to adopt the Staff Position early, it would also be required to adopt early FSP 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) and FSP FAS 157-4. The Company did not elect early adoption on these three Staff Positions and does not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.
(3) Rental Property
     Rental property represents the property, net of accumulated depreciation, and developable land, which are wholly owned by the Company or owned by the Company through a consolidated joint venture. All of the Company’s rental properties are located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
Land	$230,684	$235,911
Buildings and improvements	767,257	786,401
Construction in process	13,378	12,687
Tenant improvements	65,047	61,674
Furniture, fixtures and equipment	9,898	9,898

	1,086,264	1,106,571
Less: accumulated depreciation	(118,294)	(111,658)

	$967,970	$994,913

(a) Development and Redevelopment Activity
     The Company constructs industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At March 31, 2009, the Company had a total of approximately 0.1 million square feet under development, which consisted of 57 thousand square feet in its Northern Virginia region and 48 thousand square feet in its Southern Virginia region. At March 31, 2009, the Company had a total of approximately 0.2 million square feet under redevelopment, which consisted of 54 thousand square feet in its Maryland region, 57 thousand square feet in its Northern Virginia region and 71 thousand square feet in its Southern Virginia region. The Company anticipates that development and redevelopment efforts on the majority of these projects will be completed in 2009, with the remainder to be completed in early 2010.
     At March 31, 2009, the Company owned land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region, 0.6 million square feet in its Northern Virginia region and 0.7 million square feet in its Southern Virginia region.
(b) Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $46.4 million during 2008: four buildings at Triangle Business Center; and six buildings at RiversPark I and II. On December 12, 2008, the Company entered into a consolidated joint venture with a third party to own RiversPark I and II. The Company deconsolidated RiversPark II on March 17, 2009 as discussed below in footnote 4, Investment in Affiliate.
(4) Investment in Affiliate
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint ventures, the Company provided a guarantee to the joint venture for several lease agreements entered into by the former owner for certain vacancy at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company was no longer required to consolidate the joint venture and applied the equity accounting method to its investment in RiversPark II. The assets, liabilities and operating results of RiversPark II are no longer consolidated on the Company’s financial statements effective March 17, 2009. There was no significant gain or loss recognized upon the deconsolidation. The Company’s net investment in RiversPark II is recorded as “Investment in Affiliate” on the Company’s consolidated balance sheet. Since the Company is still guaranteeing the leases at RiversPark I, it consolidates all of RiversPark I’s assets, liabilities and operations within its financial statements. The Company will continue to consolidate RiversPark I until the lease guarantees expire or the underlying space is re-leased, at which time, the Company will no longer consolidate the assets, liabilities and operating results of RiversPark I on its financial statements and will account for its share of the investment using the equity method.

     As of March 31, 2009, the balance sheet of RiversPark II was as follows (amounts in thousands):

March 31, 2009
Assets:
Rental property, net	$25,598
Cash and cash equivalents	656
Other assets	2,288

Total assets	$28,542

Liabilities:
Mortgage loan	$18,144
Other liabilities	1,970

Total liabilities	20,114

Total equity	8,428

Total liabilities and equity	$28,542

     The following table summarizes the results of operations of RiversPark II for the period subsequent to its deconsolidation. The Company’s share of RiversPark II losses is recorded in its statement of operations as Equity in Losses of Affiliate (amounts in thousands):

The period March 17,
2009 through
March 31, 2009
Total revenues	$108
Total operating expenses	(29)

Operating income	79
Depreciation and amortization	(58)
Interest expense	(49)

Net loss	$(28)

(5) Discontinued Operations
     Income from discontinued operations represents revenues and expenses associated with Alexandria Corporate Park, which was sold during the second quarter of 2008. The property was located in the Company’s Northern Virginia reporting segment. The Company reported a gain on the sale of $14.3 million in the second quarter of 2008. The Company has had no continuing involvement with this property subsequent to its disposal.
     The following table summarizes the components of income from discontinued operations (amounts in thousands):

Three Months Ended
March 31, 2008
Revenue	$1,445
Income from operations of disposed property	685

(6) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	March 31,
	2009	December 31, 2008
		(as adjusted — see
		footnote 2 (q))
Mortgage loans, effective interest rates ranging from 5.13% to 8.53%, maturing at various dates through June 2021(1)	$303,126	$322,846
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(2)	64,661	80,435
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of 3.81%, maturing August 2011(3)(4)	50,000	50,000
Secured term loan, effective interest rate of 5.83%, maturing August 2011(4)(5)	35,000	35,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(4)(5)	15,000	15,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.20%, maturing April 2011(4)(6)	85,500	75,500

	$628,287	$653,781

(1)	Mortgage loans include a variable interest rate mortgage of $9.9 million for RiversPark I, which has an interest rate of LIBOR plus 2.50%. In September 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97%.

(2)	The Exchangeable Senior Notes principal balance was $68.0 million and $85.0 million at March 31, 2009 and December 31, 2008, respectively.

(3)	The term loan has a contractual interest rate of LIBOR plus 1.10%. In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 2.71% plus a spread of 70 to 125 basis points.

(4)	The unsecured revolving credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date. The one-year extension is conditioned upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(5)	In August 2008, the Company entered into a $35.0 million variable-rate secured term loan and an interest rate swap agreement that fixed the underlying interest rate on the loan. In December 2008, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total obligation to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. As of March 31, 2009, the initial term loan balance is fixed at 5.83%.

(6)	The unsecured revolving credit facility has a contractual interest rate of LIBOR plus a spread of 80 to 135 basis points.

     (a) Mortgage Loans
     At March 31, 2009 and December 31, 2008, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective		Maturity	March 31,	December 31,
Property	Interest Rate	Interest Rate		Date	2009	2008
Glenn Dale Business Center	7.83%	5.13%		May 2009	$8,061	$8,152
4200 Tech Court (1)	8.07%	8.07%		October 2009	1,719	1,726
Park Central I	8.00%	5.66%		November 2009	4,691	4,754
4212 Tech Court	8.53%	8.53%		June 2010	1,683	1,689
Park Central II	8.32%	5.66%		November 2010	5,826	5,902
Enterprise Center (1)	8.03%	5.20%		December 2010	17,925	18,102
Indian Creek Court (1)	7.80%	5.90%		January 2011	12,717	12,818
403/405 Glenn Drive	7.60%	5.50%		July 2011	8,460	8,529
4612 Navistar Drive (1)	7.48%	5.20%		July 2011	13,018	13,130
RiversPark I and II (2)	LIBOR+2.50%	5.97%		September 2011	9,856	28,000
Campus at Metro Park (1)	7.11%	5.25%		February 2012	23,964	24,154
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	10,114	10,202
Crossways Commerce Center	6.70%	6.70%		October 2012	24,904	25,008
Newington Business Park Center	6.70%	6.70%		October 2012	15,710	15,775
Prosperity Business Center	6.25%	5.75%		January 2013	3,723	3,752
Aquia Commerce Center I	7.28%	7.28%		February 2013	579	610
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,684	8,749
Linden Business Center	6.01%	5.58%		October 2013	7,342	7,379
Owings Mills Business Center	5.85%	5.75%		March 2014	5,625	5,650
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,698	8,728
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	836	862
Building C	7.88%	6.63%		December 2017	1,234	1,260
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	2,179	2,245
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,660	2,695
Gateway Centre Building I	7.35%	5.88%		November 2016	1,467	1,505
Airpark Business Center	7.45%	6.63%		June 2021	1,451	1,470

Total Mortgage Debt		5.63	%(3)		$303,126	$322,846

(1)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The Company determines the accounting treatment of its increasing rate debt and interest expense in accordance with EITF 86-15, Increasing Rate Debt. The Company calculates interest expense using the effective interest method over the anticipated period during which it expects the debt to be outstanding.

(2)	On March 17, 2009, the Company deconsolidated RiversPark II and, therefore, the assets, liabilities and operating results of RiversPark II are no longer consolidated on the Company’s financial statements, which includes $18.1 million of mortgage debt. For more information, see footnote 4, Investment in Affiliate.

(3)	Weighted average interest rate on total mortgage debt.
(b) Exchangeable Senior Notes
     During the first quarter of 2009, the Company used available cash and a draw on its unsecured revolving credit facility to retire $17.0 million of its Exchangeable Senior Notes, at a weighted average discount of 30.8%. The transactions resulted in a gain of $4.3 million, net of deferred financing costs and discounts. The Company also adopted the provisions of FSP APB 14-1 (see footnote 2 (q), Summary of Significant Accounting Policies – Application of New Accounting Standards), which resulted in a discount of $2.5 million and $3.4 million to its Exchangeable Senior Notes and a corresponding increase in the Company’s total shareholders’ equity section of its balance sheet as of March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, the Exchangeable Senior Notes were convertible into 28.039 shares of each $1,000 of principal amount for a total of approximately 1.9 million shares. The Company was in compliance with all the terms of its Exchangeable Senior Notes at March 31, 2009.
(c) Unsecured Revolving Credit Facility
     During the first quarter of 2009, the Company borrowed $10.0 million on its unsecured revolving credit facility. Borrowings were used to retire a portion of the Company’s Exchangeable Senior Notes and for other general corporate purposes. As of March 31, 2009, the effective underlying interest rate on the Company’s unsecured revolving credit facility was 1.7% and the Company was in compliance with all of the terms of its unsecured revolving credit facility. At March 31, 2009, the Company had available borrowings of $39.3 million under its unsecured revolving credit facility.
(7) Derivative Instruments and Comprehensive Income
     The Company is exposed to certain risks arising from business operations and economic factors. The Company uses derivative financial instruments to manage exposures that arise from business activities in which its future exposure to interest rate fluctuations is unknown. The objective in the use of an interest rate derivative is to add stability to interest expenses and manage exposure to interest rate changes. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.
     During 2008, the Company entered into three separate interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements are effective over the life of the debt instrument that is being hedged. The table below summarizes the Company’s three interest rate swap agreements (dollars in thousands):

Transaction Date	Instrument	Amount	Contractual Interest Rate	Effective Interest Rate
January 2008	Term Loan	$50,000	LIBOR plus variable spread (1)	2.71	% plus a variable spread(1)
August 2008	Term Loan	35,000	LIBOR plus 250 basis points	5.83%
September 2008	Mortgage Loan(2)	9,856	LIBOR plus 250 basis points	5.97%

(1)	At March 31, 2009, the contractual interest rate on the Company’s $50 million term loan was LIBOR plus 1.10% and the effective interest rate was 3.81%.

(2)	Excludes the $18.1 million mortgage loan for RiversPark II, which was deconsolidated with the assets, liabilities and operating results of RiversPark II on March 17, 2009. The swap agreement associated with the $18.1 million deconsolidated mortgage remains in effect and under the same terms as the consolidated mortgage.
     The interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities. Total comprehensive income is summarized as follows (amounts in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income	$5,138	$1,240
Unrealized gain (loss) on derivative instruments	619	(296)

Total comprehensive income	5,757	944
Comprehensive income attributable to noncontrolling interests	(158)	(30)

Comprehensive income attributable to common shareholders	$5,599	$914

(8) Fair Value of Financial Instruments
     The Company adopted the provisions of SFAS No. 157 which outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value.
     The Company currently has three interest rate swap derivative instruments that are measured under SFAS No. 157. The derivatives are valued based on the prevailing market yield curve on the date of measurement. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS 157.
     The three levels are as follows:
     Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilites occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2009. The derivative instruments in the table below are recorded on the Company’s consolidated balance sheets under “Accounts payable and other liabilities” (amounts in thousands):

	Balance at
	March 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument-swap agreements	$2,396	$—	$2,396	$—

     Due to the deconsolidation of the assets, liabilities and operations of the RiversPark II investment, $0.6 million of the Company’s derivative instruments were deconsolidated on March 17, 2009.
(9) Segment Information
     The Company’s reportable segments consist of three distinct reporting and operational segments within the broader Southern Mid-Atlantic geographic area in which it operates: Maryland, Northern Virginia and Southern Virginia.
     The Company evaluates the performance of its segments based on the operating results of the properties located within each segment, excluding large non-recurring gains and losses, gains from sale of assets, interest expense, general and administrative costs or any other indirect corporate expenses to the segments. In addition, the segments do not have significant non-cash items other than bad debt expense and straight-line rent reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended March 31, 2009
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	72	47	54	173
Square feet (unaudited)	3,609,610	2,816,856	5,257,155	11,683,621

Total revenues	$11,758	$9,895	$11,973	$33,626
Property operating expense	(3,165)	(2,418)	(2,734)	(8,317)
Real estate taxes and insurance	(1,107)	(1,122)	(1,084)	(3,313)

Total property operating income	$7,486	$6,355	$8,155	21,996

Depreciation and amortization expense				(10,046)
General and administrative				(2,956)
Other expenses, net				(3,856)

Net income				$5,138

Total assets(2)	$391,127	$289,712	$316,281	$1,046,586

Capital expenditures(3)	$1,850	$1,606	$2,507	$5,999

	Three Months Ended March 31, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	63	48	53	164
Square feet (unaudited)	3,365,297	2,973,671	5,086,503	11,425,471

Total revenues	$10,291	$8,757	$11,093	$30,141
Property operating expense	(2,290)	(1,930)	(2,485)	(6,705)
Real estate taxes and insurance	(963)	(929)	(1,025)	(2,917)

Total property operating income	$7,038	$5,898	$7,583	20,519

Depreciation and amortization expense				(9,239)
General and administrative				(2,701)
Other expenses, net				(8,024)
Income from discontinued operations				685

Net income				$1,240

Total assets(2)	$384,120	$325,638	$309,007	$1,052,469

Capital expenditures(3)	$2,460	$2,506	$1,421	$6,412

(1)	Includes the results of a three-building, 160,470 square foot property that is owned by the Company through a consolidated joint venture.

(2)	Corporate assets not allocated to any of our reportable segments totaled $49,466 and $33,704 at March 31, 2009 and 2008, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $36 and $25 at March 31, 2009 and 2008, respectively.
(10) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the three months ended March 31 are as follows (amounts in thousands):

	2009	2008
Cash paid for interest, net	$6,898	$7,151
Non-cash investing and financing activities:
Conversion of Operating Partnership units into common shares
	—	358

     Cash paid for interest on indebtedness is net of capitalized interest of $0.1 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.
     During the three months ended March 31, 2008, 26,181 Operating Partnership units were redeemed for the Company’s common shares. There were no Operating Partnership unit redemptions for the Company’s common shares during the three months ended March 31, 2009.
     On March 17, 2009, the Company deconsolidated a joint venture that owned RiversPark II and removed all its related assets and liabilities from its balance sheet as of the date of deconsolidation. For more information, see footnote 4 — Investment in Affiliate.

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
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered Maryland real estate investment trust. The Company focuses on owning, developing, redeveloping and operating industrial properties and business parks in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia regions. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant industrial properties and business parks. Industrial properties generally are used as warehouse, distribution or manufacturing facilities, while business parks combine office building features with industrial property space. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. As of March 31, 2009, the Company’s portfolio totaled approximately 12 million square feet and the Company’s properties were 86.1% occupied by 602 tenants. As of March 31, 2009, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
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
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At March 31, 2009, the Company was the sole general partner of and owned a 97.3% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
Executive Summary
     The Company’s funds from operations (“FFO”) for the first quarter of 2009 were $14.8 million, or $0.53 per diluted share ($0.38 per diluted share, excluding gains on the retirement of debt), compared to $10.8 million, or $0.43 per diluted share ($0.38 per diluted share, excluding gains on the retirement of debt), during the first quarter of 2008. The Company’s net income for the first quarter of 2009 increased to $5.0 million, or $0.18 per diluted share, compared with net income of $1.2 million, or $0.05 per diluted share, for the first quarter of 2008. The implementation of Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) resulted in a reduction in both net income and FFO of $0.9 million, or $0.03 per diluted share, and $1.1 million, or $0.05 million per diluted share, for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, the Company retired $17.0 million of its Exchangeable Senior Notes at a 30.8% weighted average discount, resulting in a net gain of $4.3 million, or $0.15 per diluted share.
Significant First Quarter Transactions
•	During the first quarter of 2009, the Company executed 144,000 square feet of new leases, including 34,000 square feet at Interstate Plaza in Northern Virginia and 33,000 square feet at Diamond Hill Distribution Center and 19,000 square feet at Chesterfield Business Center in Southern Virginia. Rent is expected to commence for all new leases by the end of the third quarter of 2009;

•	During the first quarter of 2009, the Company executed 513,000 square feet of renewal leases, including 153,000 square feet at Diamond Hill Distribution Center, 123,000 square feet at River’s Bend Center, 51,000 square feet at Newington Business Park Center and 40,000 square feet at Lafayette Business Park; and

•	During the first quarter of 2009, the Company realized gains on the retirement of debt of $4.3 million, or $0.15 per diluted share.
Development and Redevelopment Activity
     As of March 31, 2009, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
     As of March 31, 2009, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Greenbrier Technology Center III — a 48,000 square foot three-story office building has been designed, all permits have been processed and construction is set to commence. Costs to date include civil, architectural, mechanical, electrical and plumbing design, as well as permit fees; and

•	Sterling Park Business Center, Lot 7 — a 57,000 square foot office building, adjacent to a recently completed building, has been designed, all permits have been processed and construction is ready to begin. Costs to date include civil site preparation work, architectural, mechanical, electrical and plumbing design as well as permit fees.
Redevelopment
•	Enterprise Parkway — a 71,000 square foot multi-tenanted office redevelopment. Costs incurred to date include building, lobby and common corridor renovations; design documents and permit fees as well as schematic architectural and engineering design for future tenant layouts;

•	Gateway 270 — a 55,000 square foot business park redevelopment. Costs incurred to date include architectural and engineering design and permitting; demolition, metal framing, plumbing, mechanical and electrical rough-in work; and

•	Interstate Plaza — a 56,000 square foot multi-tenanted office and warehouse redevelopment. Costs incurred to date include architectural and engineering design for multi-tenant layouts and exterior renovation work.
     The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of unfinished space. The Company anticipates development and redevelopment efforts on these projects will continue throughout 2009 and into 2010. At March 31, 2009, the Company owned developable land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region, 0.6 million square feet in its Northern Virginia region and 0.7 million square feet in its Southern Virginia region.
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
Investments in Real Estate and Real Estate Entities
     Investments in real estate are recorded at cost. Improvements and replacements are capitalized at historical cost when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred.
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
     The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less anticipated selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations on its statements of operations and classify the assets and related liabilities as held-for-sale on its consolidated balance sheets. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be transferred to another property owned by the Company after the disposition.
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
Goodwill and Impairment Analysis
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”) all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three months ended March 31, 2009 and 2008.
Investment in Affiliate
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture. The Company considers the provisions of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities.” When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment on its balance sheets as “Investment in Affiliate.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings or losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded on its statements of operations as “Equity in Earnings or Losses of Affiliate.”
     When the Company’s investment in a joint venture does not meet the requirements of the equity accounting method, it will consolidate all of the joint venture’s assets, liabilities and operating results within its consolidated financial statements. The cash contributed to the consolidated joint venture by the third party, if any, will be reflected in the liability section of the Company’s balance sheets under “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the consolidated joint venture and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated joint venture and any distributions received by the third party from the joint venture. The earnings or losses from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within the Company’s consolidated statements of operations. All distributions received by the Company from the consolidated joint venture will be recorded as an increase in the Financing Obligation.

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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded in “Accumulated Other Comprehensive Income (Loss),” an element of shareholders’ equity (cash flow hedge), or through earnings, along with the change in fair value of the asset or liability being hedged (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008
     2008 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $46.4 million during 2008: four buildings at Triangle Business Center; and six buildings at RiversPark I and II. In December 2008, the Company contributed the RiversPark I and II buildings to a newly formed joint venture, which it consolidated in its financial statements as a result of certain lease guarantees. On March 17, 2009, a tenant at RiversPark II renewed its lease, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company deconsolidated the assets, liabilities and operating results for RiversPark II effective March 17, 2009. Collectively, the properties are referred to as the “2008 Acquisitions.”
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
Rental	$27,027	$24,666	$2,361	10%
Tenant reimbursements and other	$6,599	$5,475	$1,124	21%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $2.4 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the 2008 Acquisitions, which resulted in additional rental revenue of $1.4 million. The Remaining Portfolio contributed $1.0 million of additional rental revenue for the three months ended March 31, 2009 compared to 2008. The increase in rental revenue can also be attributed to an increase in occupancy as well as an increase in rental rates, as the average rental rates on renewal leases increased 14.7% during the three months ended March 31, 2009, with the Company executing 0.7 million square feet of new and renewal leases during the three months ended March 31, 2009. The Company’s portfolio occupancy was 86.1% at March 31, 2009 compared to 85.6% at March 31, 2008.
     The increase in rental revenue for the three months ended March 31, 2009 compared to 2008 includes $1.0 million for the Maryland reporting segment, $0.6 million for the Northern Virginia reporting segment and $0.8 million for the Southern Virginia reporting segment. The increase in rental revenue for the Maryland reporting segment was due to the 2008 Acquisitions and the increase in rental revenue for the other regions was primarily due to higher market rental rates for the three months ended March 31, 2009 compared to 2008. In the Maryland reporting segment, the increase in rental revenue was partially offset by an increase in vacancy.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $1.1 million during the three months ended March 31, 2009 compared with the same period in 2008. The Remaining Portfolio contributed an increase in tenant reimbursements and other revenues of $0.8 million for the three months ended March 31, 2009 compared to the same period in 2008, due to an increase in the number of triple-net tenants, which generally resulted in higher reimbursement of property operating expenses. The 2008 Acquisitions contributed $0.3 million of additional tenant reimbursements and other revenues for the three months ended March 31, 2009.
     The increase in tenant reimbursements and other revenues for the three months ended March 31, 2009 compared to 2008 includes $0.4 million for the Maryland reporting segment, $0.6 million for the Northern Virginia reporting segment and $0.1 million for the Southern Virginia reporting segment. The increase in tenant reimbursements and other revenues for the three months ended March 31, 2009 compared to 2008 was offset in part by lower termination fee income, ancillary income and late fee revenue in the Southern Virginia reporting segment during 2009.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
Property operating	$8,317	$6,705	$1,612	24%
Real estate taxes and insurance	$3,313	$2,917	$396	14%
     Property operating expenses increased $1.6 million for the three months ended March 31, 2009 compared to the same period in 2008. The overall increase in property operating expenses is primarily due to higher utility expense, snow and ice removal costs and bad debt expense associated with the Remaining Portfolio, which resulted in $1.1 million of additional property operating expenses during the three months ended March 31, 2009 compared to the same period in 2008. The Company’s 2008 Acquisitions contributed $0.5 million of additional property operating expenses for the three months ended March 31, 2009. The increase in total property operating expenses for the three months ended March 31, 2009 compared to 2008 includes $0.8 million for the Maryland reporting segment, $0.5 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.
     Real estate taxes and insurance expense increased $0.4 million for the three months ended March 31, 2009 compared to the same period in 2008. The Remaining Portfolio contributed an increase in real estate taxes and insurance expense of $0.3 million for the three months ended March 31, 2009 compared to 2008. The remaining $0.1 million increase in real estate taxes and insurance can be attributed to the 2008 Acquisitions. Real estate taxes and insurance increased $0.1 million for the Maryland reporting segment, $0.2 million for the Northern Virginia reporting segment and $0.1 million for the Southern Virginia reporting segment for the three months ended March 31, 2009 compared to 2008. A larger portion of the increase can be attributed to higher real estate assessments and real estate tax rates, primarily associated with the Northern Virginia properties located in Loudon County, Stafford County and Fairfax County, Virginia.

     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
General and administrative	$2,956	$2,701	$255	9%
     General and administrative expenses increased $0.3 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to increased compensation and benefits expense, including increased share-based compensation expense as a result of restricted shares issued to the Company’s executives in February 2009.
     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
Depreciation and amortization	$10,046	$9,239	$807	9%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $0.8 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the 2008 Acquisitions, which generated additional depreciation and amortization expense of $0.9 million. The increase in depreciation and amortization expense for the three months ended March 31, 2009 compared to 2008 was partially offset by a decline in depreciation expense and amortization from the Remaining Portfolio, as certain acquired tenant improvements, intangible in-place leases and customer relationship assets amortized in full as leases reached their contractual termination.
     Other Expenses (Income)
     Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Decrease	Change
Interest expense	$8,327	$9,550	$1,223	13%
     The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period over period comparisons of interest expense.
     Interest expense decreased $1.2 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to mortgage interest and fair value amortization expense, which decreased $1.1 million for the three months ended March 31, 2009 compared to 2008. In 2008, the Company retired $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio. The prepayment of the Suburban Maryland Portfolio mortgage loan was primarily financed through the issuance of a $35.0 million term loan, later amended to increase the total commitment to $50.0 million. The term loan resulted in an additional $0.4 million of interest expense during the first quarter of 2009. Interest expense on the Company’s original $50.0 million term loan decreased $0.4 million for the first quarter of 2009 compared to 2008 due to a reduction in interest rates. During 2008, the Company entered into swap agreements to fix the variable interest rates on $85.0 million of its $100.0 million term loans and the mortgage that encumbers RiversPark I and II, which resulted in an additional $0.8 million of interest expense for the three months ended March 31, 2009.
     Since the beginning of 2008, the Company has repurchased $57.0 million of its Exchangeable Senior Notes, which resulted in $0.7 million less of interest expense and discount amortization. The Exchangeable Senior Notes were primarily repurchased with draws of the Company’s unsecured revolving credit facility and available cash. For the three months ended March 31, 2009, the Company’s average balance on its unsecured revolving credit facility was $79.6 million with a weighted average interest rate of 1.8%, compared to $49.0 million with a weighted average interest rate of 5.0% for the three months ended March 31, 2008. The lower weighted average interest rate on the unsecured revolving credit facility resulted in $0.3 million less of interest expense during the first quarter of 2009. The decrease in interest expense was partially offset by a $0.3 million decrease in capitalized interest related to a decrease in development and redevelopment activity in 2009 compared to 2008. Also, the Company recorded Financing Obligation income of $0.2 million as the Company’s consolidated joint venture incurred a loss during the first quarter of 2009.
     Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
Interest and other income	$139	$131	$8	6%
     Interest and other income include amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income slightly increased for the three months ended March 31, 2009 primarily due to higher average cash balances for the three months ended March 31, 2009 compared to the same period in 2008. The increase in interest and other income was offset in part by lower average interest rates. The Company earned a weighted average interest rate of 3.48% on an average cash balance of $7.5 million during the three months ended March 31, 2009, compared to 4.27% on an average cash balance of $3.6 million during the same period in 2008.
     Equity in losses of affiliate is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
Equity in losses of affiliate	$7	$—	$7	—
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint ventures, the Company provided a guarantee to the joint venture for several lease agreements entered into by the former owner for certain vacancies at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company applied equity accounting to RiversPark II and, therefore, the operating results of RiversPark II are no longer consolidated on the Company’s financial statements effective March 17, 2009.
     Gain on early retirement of debt is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
Gain on early retirement of debt	$4,339	$1,395	$2,944	211%
     During the first quarter of 2009, the Company used available cash and a draw on its unsecured revolving credit facility to retire $17.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $4.3 million, net of deferred financing costs and discounts. During the first quarter of 2008, the Company used available cash and a draw on its unsecured revolving credit facility to retire $13.75 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $1.4 million, net of deferred financing costs and discounts.

     Noncontrolling Interests
     Noncontrolling interests are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change
Noncontrolling interests	$141	$39	$102	262%
     Noncontrolling interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The increase in noncontrolling interests can be attributed to a $4.6 million increase in income from continuing operations for the three months ended March 31, 2009 compared to 2008. The increase in noncontrolling interests was slightly offset by a decline in the percentage of noncontrolling ownership for the three months ended March 31, 2009 compared to the same period in 2008. The noncontrolling interests owned by limited partners was 2.7% as of March 31, 2009 compared to 3.1% as of March 31, 2008. The decrease in the noncontrolling ownership percentage for the periods presented is attributable to the Company’s common stock offering of 2.9 million common shares in September 2008.
     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2009	2008	Decrease	Change
Income from discontinued operations	$—	$685	$685	100%
     Income from discontinued operations represents revenues and expenses from Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment. In June 2008, the Company sold its Alexandria Corporate Park property in Alexandria, Virginia, and recognized a gain on sale of $14.3 million. Operating results and the gain on sale for the property are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had no continuing involvement with the property subsequent to its disposal. The Company had not committed to a disposition plan nor had it disposed of any additional real estate assets as of March 31, 2009.
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
     The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans, unsecured senior notes, proceeds from sales of strategically identified assets and potential joint ventures, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
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

Although the recent economic downturn and uncertainty in the global credit markets has had varying impacts that have negatively impacted debt financing and the availability of capital across many industries, the Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term. The Company currently has $39.3 million of additional capacity on its unsecured revolving credit facility and has approximately $38 million of principal debt maturing prior to January 1, 2011. Of the maturing amount, $14 million matures in 2009 and $24 million matures in 2010, with $17 million of that amount maturing in December 2010. The Company’s unsecured revolving credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which it intends to exercise. The amounts discussed above assume the exercise of the one-year extensions.
     On April 28, 2009, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per share. This represents a reduction from a $0.34 dividend paid in the first quarter of 2009 and throughout 2008. The Company reduced the dividend in order to further enhance our financial flexibility and in light of the recent change in the tax laws relative to recognition of gains on cancellation of debt. The reduction in our dividend will also provide additional capacity and financial flexibility in the event the capital markets remain challenging for an extended period.
     The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, sales of assets or joint ventures. The Company could also issue Operating Partnership units to fund a portion of the purchase price for some of its future building acquisitions.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Three Months Ended
	March 31,
(amounts in thousands)	2009	2008	Change
Cash provided by operating activities	$10,854	$8,695	$2,159
Cash used in investing activities	(5,999)	(6,412)	413
Cash used in financing activities	(12,905)	(3,118)	(9,787)
     Net cash provided by operating activities increased $2.2 million for the three months ended March 31, 2009 compared to the same period in 2008. The increase was the result of greater income from continuing operations, excluding gains on early retirement of debt, for the three months ended March 31, 2009. Also, the increase was attributed to a decrease in cash used to reduce accounts payable and accrued expenses, and cash used to fund prepaid expenses and other assets during the three months ended March 31, 2009 compared to the same period in 2008. Also, the Company recorded an increase in rents received in advance during the three months ended March 31, 2009. The increase in cash received from operating activities was partially offset by an increase in escrows and reserves as a result of timing of real estate tax payments, and accounts and other receivables.
     Net cash used in investing activities decreased $0.4 million for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in cash used in investing activities was the result of a $2.2 million reduction in cash used in development and redevelopment activities during the first three months of 2009 compared to 2008. The Company completed several large development and redevelopment projects in 2008. The decrease in cash used in investing activities was partially offset by an increased in additions to rental property, which increased $1.8 million for the three months ended March 31, 2009 compared to the same period in 2008.
     Net cash used in financing activities increased $9.8 million for the three months ended March 31, 2009 compared to the same period in 2008. The change was primarily due to the financing of the Company’s debt repayments. During the first quarter of 2009, the Company retired $17.0 million of its outstanding Exchangeable Senior Notes for $11.8 million, which was financed, primarily, with available cash, with the remainder funded through a draw on its unsecured revolving credit facility. During the first quarter of 2008, the Company repurchased $13.75 million of its Exchangeable Senior Notes and the $8.5 million mortgage loan that encumbered Herndon Corporate Center with draws on its unsecured revolving credit facility. The Company repaid $1.6 million of mortgage debt for the three months ended March 31, 2009 compared to $2.1 million during the same period in 2008. During the second half of 2008, the Company issued 2.9 million shares of its common stock, which increased the total dividends paid to shareholders for the three months ended March 31, 2009 by approximately $1.0 million compared to the same period in 2008.

Same-Property Net Operating Income
     Same-Property Net Operating Income (“Same-Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. As an indication of the Company’s operating performance, Same-Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same-Property NOI to net income from its consolidated statements of operations is presented below. The Same-Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period over period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same-Property NOI as these are non-cash expenses that are based on historical cost accounting and do not offer the investor significant insight into the operations of the property. This presentation removes the effects of growth or declines in net operating income that is a result of acquisition or disposition of additional properties as opposed to changes in property operations. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations and notes thereto to provide a complete depiction of total Company performance.
Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008
     The following table of selected operating data provides the basis for our discussion of Same-Property NOI for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	165	165	—	—

Same-property revenues
Rental	$25,879	$24,666	$1,213	4.9
Tenant reimbursements and other	6,048	4,898	1,150	23.5

Total same-property revenues	31,927	29,564	2,363	8.0

Same-property operating expenses
Property	7,510	6,398	1,112	17.4
Real estate taxes and insurance	3,221	2,914	307	10.5

Total same-property operating expenses	10,731	9,312	1,419	15.2

Same-property net operating income	$21,196	$20,252	$944	4.7

Reconciliation to net income:
Same-property net operating income	$21,196	$20,252
Non-comparable operating income (2) (3)	800	267
General and administrative expenses	(2,956)	(2,701)
Depreciation and amortization	(10,046)	(9,239)
Other expenses, net	(3,856)	(8,024)
Income from discontinued operations(4)	—	685

Net income	$5,138	$1,240

	Weighted Average Occupancy
	at March 31,
	2009	2008
Same-Properties	87.1%	86.2%
Total	86.4%	86.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Same-Properties exclude a 76,000 square foot redevelopment building at Ammendale Commerce Center, which was placed in service during the fourth quarter of 2008, and a 57,000 square foot space at Interstate Plaza that is currently under redevelopment.

(3)	Non-same property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes and does not include any termination fee income as these amounts can vary year over year.

(4)	Income from discontinued operations consist of the operations of Alexandria Corporate Park, which was sold in the second quarter of 2008.
     Same-Property NOI increased $1.0 million, or 4.7%, for the three months ended March 31, 2009 compared to the same period in 2008. Rental revenue increased $1.2 million, or 4.9%, for the three months ended March 31, 2009 as a result of the Company’s successful 2008 leasing year. Same-property tenant reimbursements and other revenue increased $1.2 million, or 23.5%, for the three months ended March 31, 2008 due to increased property operating expense, resulting in higher expense recoveries. Same-property operating expenses increased $1.1 million, or 17.4%, primarily due to an increase in utilities costs and higher snow and ice removal costs for the three months ended March 31, 2009 compared to the same period in 2008. Real estate taxes and insurance increased $0.3 million, or 10.5%, for the three months ended March 31, 2009 due to higher assessments and tax rates, primarily associated with properties in Northern Virginia, resulting in an increase to real estate tax expense.
Maryland

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	64	64	—	—

Same-property revenues
Rental	$8,382	$8,544	$(162)	(1.9)
Tenant reimbursements and other	1,876	1,747	129	7.4

Total same-property revenues	10,258	10,291	(33)	(0.3)

Same-property operating expenses
Property	2,597	2,200	397	18.0
Real estate taxes and insurance	1,017	982	35	3.6

Total same-property operating expenses	3,614	3,182	432	13.6

Same-property net operating income	$6,644	$7,109	$(465)	(6.5)

Reconciliation to total property operating income:
Same-property net operating income	$6,644	$7,109
Non-comparable net operating income (loss) (2) (3)	842	(71)

Total property operating income	$7,486	$7,038

	Weighted Average Occupancy
	at March 31,
	2009	2008
Same-Properties	86.3%	89.3%
Total	85.6%	89.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Same-Properties exclude a 76,000 square foot redevelopment building of Ammendale Commerce Center, which was placed in service during the fourth quarter of 2008.

(3)	Non-same property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes and does not include any termination fee income as these amounts can vary year over year.

     Same-Property NOI for the Maryland properties decreased $0.5 million, or 6.5%, for the three months ended March 31, 2009 compared to the same period in 2008. Total same-property revenues slightly decreased for the three months ended March 31, 2008, primarily due to a decrease in occupancy. Total same-property operating expenses for the Maryland properties increased $0.4 million, or 13.6%, primarily due to higher utility costs and higher snow and ice removal costs during the first quarter of 2009 compared to the same period in 2008.
Northern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	47	47	—	—

Same-property revenues
Rental	$7,916	$7,297	$619	8.5
Tenant reimbursements and other	1,979	1,460	519	35.5

Total same-property revenues	9,895	8,757	1,138	13.0

Same-property operating expenses
Property	2,305	1,850	455	24.6
Real estate taxes and insurance	1,122	908	214	23.6

Total same-property operating expenses	3,427	2,758	669	24.3

Same-property net operating income	$6,468	$5,999	$469	7.8

Reconciliation to total property operating income
Same-property net operating income	$6,468	$5,999
Non-comparable net operating loss(2)(3)	(113)	(101)

Total property operating income	$6,355	$5,898

	Weighted Average Occupancy
	at March 31,
	2009	2008
Same-Properties	91.4%	87.4%
Total	89.4%	85.7%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Same-Properties exclude a 57,000 square foot space at Interstate Plaza that is currently under redevelopment.

(3)	Non-same property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes and does not include any termination fee income as these amounts can vary year over year.
     Same-Property NOI for the Northern Virginia properties increased $0.5 million, or 7.8%, for the three months ended March 31, 2009 compared to the same period in 2008. Total same-property revenues increased $1.1 million, or 13.0%, for the three months ended March 31, 2009 as a result of an increase in occupancy, that was largely driven by new leases signed at Van Buren Business Park and Herndon Corporate Center during 2008. Same-property operating expenses increased $0.6 million, or 24.3%, primarily due to higher utility costs and higher tax rates on many properties in the region, resulting in increased real estate tax expense.

Southern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	54	54	—	—

Same-property revenues
Rental	$9,581	$8,825	$756	8.6
Tenant reimbursements and other	2,193	1,691	502	29.7

Total same-property revenues	11,774	10,516	1,258	12.0

Same-property operating expenses
Property	2,608	2,348	260	11.1
Real estate taxes and insurance	1,082	1,024	58	5.7

Total same-property operating expenses	3,690	3,372	318	9.4

Same-property net operating income	$8,084	$7,144	$940	13.2

Reconciliation to total property operating income
Same-property net operating income	$8,084	$7,144
Non-comparable net operating income(2)	71	439

Total property operating income	$8,155	$7,583

	Weighted Average Occupancy
	at March 31,
	2009	2008
Same-Properties	85.4%	83.9%
Total	85.4%	83.9%

(1)	Represents properties owned for the entirety of the periods resented.

(2)	Non-same property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes and does not include any termination fee income as these amounts can vary year over year.
     Same-Property NOI for the Southern Virginia properties increased $0.9 million, or 13.2%, for the three months ended March 31, 2009 compared to the same period in 2008. Total same-property revenues increased $1.2 million, or 12.0%, for the three months ended March 31, 2009 as a result of an increase in occupancy that also contributed to higher recoveries of property operating expenses. The Southern Virginia region’s increase in occupancy was driven by leasing at Diamond Hill Distribution Center and Norfolk Commerce Park. Total same-property operating expenses increased $0.3 million, or 9.4%, for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to higher utility costs and higher snow and ice removal costs.
Contractual Obligations
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. The Company has guaranteed to the joint ventures the rental payments associated with a three-year master lease with the former owner of RiversPark I. This guarantee will expire in September 2011 or earlier if the space is re-leased. The Company also provided a guarantee to the joint venture in connection with a specified tenant lease at RiversPark II that will guarantee rental payments for an 18-month period in the event the tenant did not renew its lease by the end of the third quarter of 2009. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, effectively terminating the lease guarantee related to RiversPark II. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees at RiversPark I is $0.8 million as of March 31, 2009.
     As of March 31, 2009, the Company had development and redevelopment contractual obligations of $0.1 million outstanding and capital improvement obligations of $0.5 million outstanding. Development and redevelopment contractual obligations include commitments primarily related to the Sterling Park Business Center, Ammendale Commerce Center, Park Central, Gateway 270 and Greenbrier Business Center projects. Capital expenditure obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of March 31, 2009. Also, as of March 31, 2009, the Company had $6.5 million of tenant improvement obligations which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of March 31, 2009.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At March 31, 2009, the Company was the sole general partner of and owns 97.3% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On April 28, 2009, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per share. The dividend will be paid on May 15, 2009, to common shareholders of record as of May 8, 2009.
Funds From Operations
     Funds from operations (“FFO”) is a non-GAAP measure used by many investors and analysts that follow the real estate industry. The Company considers FFO a useful measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a meaningful indication of its performance. Management also considers FFO an appropriate supplemental performance measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.
     As defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. The Company’s methodology for computing FFO adds back noncontrolling interest in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per fully diluted share.
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

     The following table presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to common shareholders	$4,997	$1,201
Add: Depreciation and amortization:
Real estate assets	10,046	9,239
Discontinued operations	—	281
Unconsolidated joint venture	14	—
Consolidated joint venture	(373)	—
Net income attributable to noncontrolling interests	141	39

FFO available to common shareholders and unitholders	$14,825	$10,760

Weighted average common shares and Operating Partnership units outstanding — diluted	27,801	24,920
Off-Balance Sheet Arrangements
     On March 17, 2009, the Company deconsolidated a joint venture that owned RiversPark II. For more information see footnote 4, Investment in Affiliate.
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the length and severity of the recent economic downturn; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing and other risks detailed under sell additional common shares; and other risks disclosed herein and in Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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
     At March 31, 2009, the Company’s exposure to variable interest rates consisted of $85.5 million of borrowings on its unsecured revolving credit facility and $15.0 million on a secured term loan. A change in interest rates of 1% would result in an increase or decrease of $1.0 million in interest expense on an annualized basis. As of March 31, 2009, the Company had $94.9 million of variable-rate term debt, comprised of a $50.0 million secured term loan, a $35.0 million secured term loan and a $9.9 million variable-rate mortgage loan, which was hedged through various interest rate swap agreements that fixed the loans’ respective interest rates.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. The Company estimates the fair value of its fixed rate mortgage debt outstanding at March 31, 2009 to be $278.0 million compared to the $293.2 million carrying value at that date. The Company estimates the fair value of its Senior Notes and Exchangeable Senior Notes outstanding at March 31, 2009 to be $52.5 million and $47.7 million, respectively, compared to the $75.0 million and $64.7 million carrying values, respectively, at that date.
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
     On August 7, 2007, the Company entered into a $50.0 million secured term loan with KeyBank, N.A., which can be expanded to $100.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. The interest rate on the loan adjusts on a monthly basis, at which time all outstanding interest on the loan is payable. Borrowings on the loan bear interest at 70 to 125 basis points over LIBOR, depending on the Company’s overall leverage. The Company received proceeds of $49.6 million from the transaction, which were used to pay down a portion of the Company’s unsecured revolving credit facility and the related accrued interest. In January 2008, the Company entered into a $50 million interest rate swap agreement to fix the Company’s underlying interest rate on the term loan at 2.71%, plus a spread of 0.70% to 1.25%. The interest rate swap agreement expires in August 2010, concurrent with the maturity of the Company’s $50 million term loan. On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which can be expanded to $70.0 million. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. In August 2008, the Company entered into an interest rate swap agreement that fixed the interest rate on its $35.0 million term loan. The proceeds from the loan, along with a $37.5 million draw on the Company’s unsecured revolving credit facility, were used to prepay the $72.1 million mortgage loan on its Suburban Maryland Portfolio and the related accrued interest. On December 9, 2008, the Company borrowed an additional $15.0 million under an amendment to its $35.0 million secured term loan with KeyBank N.A. and Wells Fargo N.A., which increased its total commitment to $50.0 million. The transaction increased the base interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. On September 26, 2008, the Company entered into a $28.0 million mortgage loan with U.S. Bank, N.A. to fund a portion of its RiversPark I and II acquisition. Borrowings on the loan bear interest at a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three year term. The swap terminates in September 2011 and has two one-year extension options.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of March 31, 2009, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
As of March 31, 2009, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2008, except as set forth below.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013

No.	Description
(incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: May 8, 2009	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: May 8, 2009	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).
4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)