Form 10-Q
period 2009-06-30
FIRST POTOMAC REALTY TRUST
filed 2009-08-07
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of August 7, 2009, there were 28,643,090 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)	(as adjusted – see
		footnote 2 (q))
Assets:
Rental property, net	$965,811	$994,913
Cash and cash equivalents	5,879	16,352
Escrows and reserves	9,451	8,808
Accounts and other receivables, net of allowance for doubtful accounts of $1,841 and $935, respectively	8,414	6,872
Accrued straight-line rents, net of allowance for doubtful accounts of $973 and $575, respectively	9,574	8,727
Investment in affiliate	1,963	—
Deferred costs, net	17,950	17,165
Prepaid expenses and other assets	4,294	6,365
Intangible assets, net	16,122	21,047

Total assets	$1,039,458	$1,080,249

Liabilities:
Mortgage loans	$293,606	$322,846
Exchangeable senior notes, net	56,374	80,435
Senior notes	75,000	75,000
Secured term loans	100,000	100,000
Unsecured revolving credit facility	99,400	75,500
Financing obligation	4,227	11,491
Accounts payable and other liabilities	15,310	18,022
Accrued interest	2,125	2,491
Rents received in advance	6,109	4,812
Tenant security deposits	5,086	5,243
Deferred market rent, net	6,775	8,489

Total liabilities	664,012	704,329

Noncontrolling interests in the Operating Partnership (redemption value of $7,534 and $7,186, respectively)	10,435	10,627

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 28,299 and 27,353 shares issued and outstanding, respectively	28	27
Additional paid-in capital	491,442	484,825
Accumulated other comprehensive loss	(2,537)	(3,823)
Dividends in excess of accumulated earnings	(123,922)	(115,736)

Total shareholders’ equity	365,011	365,293

Total liabilities, noncontrolling interests and shareholders’ equity	$1,039,458	$1,080,249

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental	$26,709	$25,160	$53,736	$49,826
Tenant reimbursements and other	5,810	5,252	12,409	10,727

Total revenues	32,519	30,412	66,145	60,553

Operating expenses:
Property operating	8,052	6,227	16,369	12,931
Real estate taxes and insurance	3,213	3,032	6,526	5,949
General and administrative	2,922	2,838	5,879	5,539
Depreciation and amortization	10,005	9,022	20,051	18,261

Total operating expenses	24,192	21,119	48,825	42,680

Operating income	8,327	9,293	17,320	17,873

Other expenses (income):
Interest expense	8,113	9,117	16,439	18,667
Interest and other income	(118)	(104)	(257)	(235)
Equity in losses of affiliate	47	—	54	—
Gain on early retirement of debt	(1,367)	(1,611)	(5,706)	(3,006)

Total other expenses	6,675	7,402	10,530	15,426

Income from continuing operations	1,652	1,891	6,790	2,447

Discontinued operations:
Income from operations of disposed property	—	651	—	1,335
Gain on sale of disposed property	—	14,274	—	14,274

Income from discontinued operations	—	14,925	—	15,609

Net income	1,652	16,816	6,790	18,056

Less: Net income attributable to noncontrolling interests in the Operating Partnership	(45)	(518)	(186)	(557)

Net income attributable to common shareholders	$1,607	$16,298	$6,604	$17,499

Net income attributable to common shareholders per share — basic:
Income from continuing operations	$0.06	$0.08	$0.24	$0.10
Income from discontinued operations	—	0.60	—	0.63

Net income	$0.06	$0.68	$0.24	$0.73

Net income attributable to common shareholders per share — diluted:
Income from continuing operations	$0.06	$0.07	$0.24	$0.10
Income from discontinued operations	—	0.60	—	0.62

Net income	$0.06	$0.67	$0.24	$0.72

Weighted average common shares outstanding — basic	27,157	24,115	27,079	24,106
Weighted average common shares outstanding — diluted	27,230	24,173	27,132	24,154
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2009	2008
		(as adjusted – see
		footnote 2 (q))
Cash flows from operating activities:
Net income	$6,790	$18,056
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of property	—	(14,274)
Depreciation and amortization	—	478
Depreciation and amortization	20,482	18,993
Stock based compensation	1,291	919
Bad debt expense (recovery)	1,406	(12)
Amortization of deferred market rent	(861)	(903)
Amortization of deferred financing costs and bond discount	1,411	1,635
Amortization of rent abatement	854	1,233
Equity in losses of affiliate	54	—
Change in financing obligation	(250)	—
Gain on early retirement of debt	(5,706)	(3,006)
Changes in assets and liabilities:
Escrows and reserves	(1,891)	(425)
Accounts and other receivables	(2,798)	88
Accrued straight-line rents	(1,227)	(1,086)
Prepaid expenses and other assets	1,582	1,172
Tenant security deposits	(121)	(194)
Accounts payable and accrued expenses	1,929	892
Accrued interest	(281)	(296)
Rents received in advance	1,385	(945)
Deferred costs	(3,536)	(4,102)

Total adjustments	13,723	167

Net cash provided by operating activities	20,513	18,223

Cash flows from investing activities:
Proceeds from sale of real estate assets	—	50,573
Additions to rental property	(14,218)	(9,819)
Additions to construction in progress	(742)	(7,685)

Net cash (used in) provided by investing activities	(14,960)	33,069

Cash flows from financing activities:
Financing costs	(1)	(328)
Proceeds from debt	25,500	58,300
Proceeds from the issuance of stock, net	5,350	—
Repayments of debt	(31,667)	(90,921)
Dividends to shareholders	(14,791)	(16,570)
Distributions to noncontrolling interests	(417)	(531)
Redemption of partnership units	—	(80)
Stock option exercises	—	38

Net cash used in financing activities	(16,026)	(50,092)

Net (decrease) increase in cash and cash equivalents	(10,473)	1,200

Cash and cash equivalents, beginning of period	16,352	5,198

Cash and cash equivalents, end of period	$5,879	$6,398

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
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2009, the Company was the sole general partner of, and owned a 97.3% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     As of June 30, 2009, the Company’s portfolio totaled approximately 12 million square feet. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year. We have evaluated all subsequent events through August 7, 2009, the date of these financial statements.
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
(c) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its industrial properties and business parks. The Company recognizes rental revenue on a straight-line basis over the life of its leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, collectability is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in other income of $18 thousand and $0.1 million for the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.8 million for the three and six months ended June 30, 2008, respectively.
     Concurrent with the Company’s August and September 2008 acquisitions of Triangle Business Center and RiversPark I, respectively, the former owner entered into master lease agreements for vacant space that was not producing rent at the time of the acquisitions. Payments received under the master lease agreements are recorded as a reduction to rental property rather than as rental income as the payments were determined to be a reduction in the purchase consideration at the time of acquisition. Payments received under these master lease agreements totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively.
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

     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the values of its investments in real estate.
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
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from cession of major construction activity, if the property is not occupied. Total interest expense capitalized to construction in progress was $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
(g) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
▪	the value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to eighteen years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.

(h) Investment in Affiliate
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture as the Company adheres to requirements regarding consolidation of variable interest entities. When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment on its consolidated balance sheets as “Investment in Affiliate.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings or losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded on its consolidated statements of operations as “Equity in Earnings or Losses of Affiliate.”
     When the Company is deemed to have a controlling interest in a joint venture, it will consolidate all of the joint venture’s assets, liabilities and operating results within its consolidated financial statements. The cash contributed to the consolidated joint venture by the third party, if any, will be reflected in the liability section of the Company’s consolidated balance sheets under “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the consolidated joint venture and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated joint venture and for any distributions received by the third party from the joint venture. The earnings or losses from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within the Company’s consolidated statements of operations. All distributions received by the Company from the consolidated joint venture will be recorded as an increase in the Financing Obligation.
(i) Sales of Real Estate
     The Company accounts for sales of real estate in accordance with accounting requirements regarding sales of real estate. For sales transactions meeting the requirements for full profit recognition, which occurs when the sale is consummated, the buyer has made adequate initial and continuing investments in the property, the Company’s receivable is not subject to future subordination, and the seller does not have a substantial continuing involvement with the property, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the sale is consummated. For sales transactions that do not meet the criteria for full profit recognition, the Company accounts for the transactions as partial sales or financing arrangements required by GAAP. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which the Company has or receives an interest are accounted for as partial sales.
     For sales transactions that do not meet sale criteria, the Company evaluates the nature of the continuing involvement, including put and call provisions, if present, and accounts for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, the Company determines which method is most appropriate based on the substance of the transaction.
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $30.5 million and $29.0 million at June 30, 2009 and December 31, 2008, respectively.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with GAAP, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three and six months ended June 30, 2009 and 2008.
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
(l) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary that was inactive for the three and six months ended June 30, 2009 and 2008.

(m) Noncontrolling Interests
     Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Noncontrolling interests are recorded based on the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or loss and distributions received. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to shareholders’ equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity.
     At December 31, 2008 and June 30, 2009, 772,712 Operating Partnership units, or 2.7% of the total outstanding Operating Partnership units, were not owned by the Company. There were no Operating Partnership units redeemed for common shares or Operating Partnership units purchased with available cash during the three and six months ended June 30, 2009. Based on the closing share price of the Company’s common stock at the end of the second quarter, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company at June 30, 2009 would be approximately $7.5 million.
(n) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. In June 2008, new accounting guidance was issued regarding whether instruments granted in share-based payment transactions are participating securities. As a result of the Company’s outstanding unvested shares with non-forfeitable dividend rights, which are considered participating securities, it has applied the two-class method of determining EPS. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income available to common shareholders in the Company’s computation of EPS.
     The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share calculations:
Income from continuing operations	$1,652	$1,891	$6,790	$2,447
Income from discontinued operations	—	14,925	—	15,609

Net income	1,652	16,816	6,790	18,056
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(45)	(518)	(186)	(557)

Net income attributable to common shareholders	1,607	16,298	6,604	17,499

Less: Allocation to participating securities	(89)	—	(209)	—

Income available to common shareholders	$1,518	$16,298	$6,395	$17,499

Denominator for basic and diluted earnings per share calculations:
Weighted average shares outstanding — basic	27,157	24,115	27,079	24,106
Effect of dilutive shares:
Employee stock options and non-vested shares	73	58	53	48

Weighted average shares outstanding — diluted	27,230	24,173	27,132	24,154

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to common shareholders per share — basic:
Income from continuing operations	$0.06	$0.08	$0.24	$0.10
Income from discontinued operations	—	0.60	—	0.63

Net income	$0.06	$0.68	$0.24	$0.73

Net income attributable to common shareholders per share — diluted:
Income from continuing operations	$0.06	$0.07	$0.24	$0.10
Income from discontinued operations	—	0.60	—	0.62

Net income	$0.06	$0.67	$0.24	$0.72

Amounts available to common shareholders:
Income from continuing operations	$1,607	$1,833	$6,604	$2,371
Income from discontinued operations	—	14,465	—	15,128

Net income	$1,607	$16,298	$6,604	$17,499

     In accordance with accounting requirements regarding earnings per share, the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock option awards	778	680	781	693
Non-vested share awards	244	85	272	96

	1,022	765	1,053	789

     Approximately 1.7 million anti-dilutive shares from the assumed conversion of the Company’s Exchangeable Senior Notes were excluded from its calculation of earnings per share for the three and six months ended June 30, 2009 and 2.5 million anti-dilutive shares were excluded for the three and six months ended June 30, 2008.
(o) Share-Based Compensation
     The Company has issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan ( the “2003 Plan”), which was amended in 2005. On May 21, 2009, the Company received shareholder approval for the 2009 Equity Compensation Plan (the “2009 Plan”) that authorized an additional 650,000 shares for issuance. Total awards authorized under the 2003 Plan and the 2009 Plan are 2,210,800 common share equity awards. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Of the total number of common share equity awards authorized, 419,653 awards remained available for issuance at June 30, 2009.
     Stock Options Summary
     During the first quarter of 2009, the Company issued 103,250 options to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years. The Company recognized compensation expense related to stock options of $42 thousand and $52 thousand for the three months ended June 30, 2009 and 2008, respectively, and $92 thousand and $107 thousand for the six months ended June 30, 2009 and 2008, respectively. The decline in stock option expense in 2009 is primarily attributable to options being fully vested in 2008 that were granted in 2004 and 2005.
     Non-vested share awards
     On February 24, 2009, the Company granted 102,714 restricted common shares to its officers. The awards will vest ratably over a four year award term and was valued based on the outstanding share price at the date of issuance. On May 21, 2009, the Company granted 308,142 restricted common shares in two separate awards to its officers. The first award of 102,714 common shares will vest ratably over a four year award term and was valued based on the outstanding share price at the date of issuance. The second award of 205,428 common shares will vest in four separate tranches based upon the Company’s achievement of specified performance conditions. The Company used a Monte Carlo Simulation (risk-neutral approach) to determine the value of each tranche of the performance award. The following assumptions were used in determining the value of the awards and the derived service period:

Risk-free interest rate	3.3%
Volatility	43.5%
     On May 21, 2009, the Company also issued a total of 27,120 common shares to its non-employee trustees, all of which will vest on the anniversary of the award date. The trustee shares were valued based on the outstanding share price at the date of issuance.
     The Company recognized compensation expense associated with all restricted share based awards of $0.7 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.
     A summary of the Company’s non-vested share awards as of June 30, 2009 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2008	354,398	$15.35
Granted	102,714	6.45
Vested	(2,500)	17.05

Non-vested at March 31, 2009	454,612	13.33
Granted	335,262	9.51
Vested	(23,560)	21.34

Non-vested at June 30, 2009	766,314	$11.41

     As of June 30, 2009, the Company had $5.3 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.2 years.
(p) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(q) Application of New Accounting Standards
     Effective January 1, 2009, the Company retrospectively adopted new accounting requirements regarding accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. These new requirements specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest costs are recognized in subsequent periods. The Company compared the present value of its Exchangeable Senior Notes which were issued in December 2006 to the present value of hypothetical senior notes issued at the same time that do not have a conversion feature. The difference attributed to the conversion feature was retrospectively recorded as part of shareholders’ equity with a corresponding discount recorded to the Company’s Exchangeable Senior Notes. The discount is amortized over the estimated life of the Exchangeable Senior Notes as interest expense. During 2008 and through the first six months of 2009, the Company repurchased $66.0 million of principal of its Exchangeable Senior Notes at a discount. In accordance with the new accounting requirements, at the time of repurchase, the Company allocated a portion of the settlement consideration to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment. Any difference between the consideration attributed to the liability component and the sum of (a) the net carrying amount of the liability component and (b) any unamortized debt issuance costs is recognized in the statement of operations as a gain or loss on debt extinguishment. The Company will allocate any remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of shareholders’ equity. In each of the Company’s 2008 and 2009 repurchases of its Exchangeable Senior

Notes, the consideration given was below the fair value immediately prior to extinguishment, therefore, the Company did not allocate any consideration to the repurchase of the equity component. The Company’s cash interest payments are unaffected by this implementation. The overall impact on the Company’s consolidated financial statements is summarized as follows:
•	Contractual cash interest expense includes $0.6 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. Non-cash interest expense related to the amortization of discounts includes $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively;

•	Additional paid in capital increased by the total discount recorded of $8.7 million, with a shareholders’ equity increase of $3.4 million at December 31, 2008;

•	The gain on the early retirement of debt previously reported was reduced by $1.0 million and $1.7 million for the three and six months ended June 30, 2008, respectively;

•	The unamortized discount was $2.0 million and $3.4 million at June 30, 2009 and December 31, 2008, respectively; and

•	The total impact of adoption of these new requirements was a reduction in net income attributable to common shareholders of $0.5 million, or $0.02 per diluted share, and $1.5 million, or $0.05 per diluted share, for the three and six months ended June 30, 2009, respectively, and $1.3 million, or $0.06 per diluted share, and $2.5 million, or $0.10 per diluted share, for the three and six months ended June 30, 2008, respectively.
     The Company adopted new accounting requirements regarding disclosures about fair value of financial instruments. Companies are now required to disclose the fair value of financial instruments that are not reflected at fair value in the Company’s consolidated balance sheets for interim reporting periods as well as in annual financial statements. Previously, the Company only disclosed this information on an annual basis. The Company is required to disclose the methods and assumptions used to estimate the fair value of financial instruments and document any changes, if any, during each reporting period. See footnote 8, Fair Value of Financial Instruments. The Company’s adoption of these new requirements for the quarter ended June 30, 2009 did not have a material impact on its consolidated financial statements.
     The Company adopted new accounting requirements regarding subsequent events. Companies are required to evaluate events that occurred subsequent to the balance sheet date through the date the financial statements are issued. The new requirements enhance the accounting and disclosures regarding recognized subsequent events that occurred at the balance sheet date (Type I) and non-recognized subsequent events that occurred after the balance sheet date (Type II). The Company applied the new requirements prospectively, effective for the quarter ended June 30, 2009. See footnote 2(a), Summary of Significant Account Policies. The Company’s adoption of this new accounting requirement did not have a material impact on its consolidated financial statements.
     In June 2009, new accounting requirements were issued regarding amendments to previous guidance regarding consolidation of variable interest entities in the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new requirements also involve ongoing assessments as to whether an enterprise is the primary beneficiary of a Variable Interest Entity (“VIE”), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. Also, a reporting entity will be required to disclose how its involvement with a VIE affects the reporting entity’s financial statements. These new requirements will be effective for fiscal years beginning after November 15, 2009. The Company is currently determining the effect that adoption of these requirements will have on its consolidated financial statements.
     In July 2009, new guidance was issued regarding the codification of accounting standards. This new guidance requires companies to update their existing references and disclosures of GAAP in financial statements to a format categorized by topic, subtopic, section and/or paragraph. The codification of such financial information will become the sole authoritative reference for nongovernmental GAAP for use in financial statements and is effective for fiscal periods ending after September 15, 2009. The Company does not believe the adoption of this new requirement will have a material impact on its consolidated financial statements.
(3) Rental Property
     Rental property represents the property, net of accumulated depreciation, and developable land, which are wholly owned by the Company or owned by the Company through a consolidated joint venture. All of the Company’s rental properties are located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
Land	$225,354	$235,911
Buildings and improvements	771,500	786,401
Construction in process	13,344	12,687
Tenant improvements	71,613	61,674
Furniture, fixtures and equipment	9,898	9,898

	1,091,709	1,106,571
Less: accumulated depreciation	(125,898)	(111,658)

	$965,811	$994,913

(a) Development and Redevelopment Activity
     The Company constructs industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2009, the Company had a total of approximately 0.1 million square feet under development, which consisted of 57 thousand square feet in its Northern Virginia region and 48 thousand square feet in its Southern Virginia region. At June 30, 2009, the Company had a total of approximately 0.2 million square feet under redevelopment, which consisted of 42 thousand square feet in its Maryland region, 57 thousand square feet in its Northern Virginia region and 71 thousand square feet in its Southern Virginia region. The Company anticipates that development and redevelopment efforts on the majority of these projects will be completed in 2009, with the remainder to be completed in early 2010.
     At June 30, 2009, the Company owned land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region, 0.6 million square feet in its Northern Virginia region and 0.7 million square feet in its Southern Virginia region.
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
(4) Investment in Affiliate
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint ventures, the Company provided a guarantee to the joint venture for several lease agreements entered into by the former owner for certain vacancy at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company was no longer required to consolidate the joint venture and applied the equity accounting method to its investment in RiversPark II. The assets, liabilities and operating results of RiversPark II are no longer consolidated on the Company’s financial statements effective March 17, 2009. There was no significant gain or loss recognized upon the deconsolidation. The Company’s net investment in RiversPark II is recorded as “Investment in Affiliate” on the Company’s consolidated balance sheets. Since the Company is still guaranteeing the leases at RiversPark I, it consolidates all of RiversPark I’s assets, liabilities and operations within its financial statements. The Company will continue to consolidate RiversPark I until the lease guarantees expire or the underlying space is re-leased, at which time, the Company will no longer consolidate the assets, liabilities and operating results of RiversPark I on its financial statements and will account for its share of the investment using the equity accounting method.

     As of June 30, 2009, the balance sheet of RiversPark II was as follows (amounts in thousands):

June 30, 2009
Assets:
Rental property, net	$25,391
Cash and cash equivalents	686
Other assets	2,036

Total assets	$28,113

Liabilities:
Mortgage loan	$18,147
Other liabilities	1,703

Total liabilities	19,850

Total equity	8,263

Total liabilities and equity	$28,113

     The following table summarizes the results of operations of RiversPark II for the period subsequent to its deconsolidation. The Company’s share of RiversPark II losses is recorded in its consolidated statements of operations as Equity in Losses of Affiliate (amounts in thousands):

		The period March 17,
	Three Months Ended	2009 through
	June 30, 2009	June 30, 2009
Total revenues	$615	$723
Total operating expenses	(112)	(141)

Net operating income	503	582
Depreciation and amortization	(391)	(449)
Interest expense	(301)	(350)

Net loss	$(189)	$(217)

(5) Discontinued Operations
     Income from discontinued operations represents revenues and expenses associated with Alexandria Corporate Park, which was sold during the second quarter of 2008. The property was located in the Company’s Northern Virginia reporting segment. The Company reported a gain on the sale of $14.3 million in the second quarter of 2008. The Company has had no continuing involvement with this property subsequent to its disposal. The Company did not dispose of any other properties during the six months ended June 30, 2009 and 2008.
     The following table summarizes the components of income from discontinued operations (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Revenue	$1,028	$2,473
Income from operations of disposed property	651	1,335
Gain on sale of disposed property	14,274	14,274

(6) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	June 30,	December 31,
	2009	2008
		(as adjusted –
		see footnote
		2 (q))
Mortgage loans, effective interest rates ranging from 5.19% to 8.53%, maturing at various dates through June 2021(1)	$293,606	$322,846
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(2)	56,374	80,435
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of 3.81%, maturing August 2011(3)(4)	50,000	50,000
Secured term loan, effective interest rate of 5.83%, maturing August 2011(4)(5)	35,000	35,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(4)(5)	15,000	15,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.20%, maturing April 2011(4)(6)	99,400	75,500

	$624,380	$653,781

(1)	Mortgage loans include a variable interest rate mortgage of $9.9 million for RiversPark I, which has an interest rate of LIBOR plus 2.50%. In September 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97%.

(2)	The principal balance of the Exchangeable Senior Notes was $59.0 million and $85.0 million at June 30, 2009 and December 31, 2008, respectively.

(3)	The term loan has a contractual interest rate of LIBOR plus 1.10%. In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 2.71% plus a spread of 70 to 125 basis points.

(4)	The unsecured revolving credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension, which is conditioned upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(5)	In August 2008, the Company entered into a $35.0 million variable-rate secured term loan and an interest rate swap agreement that fixed the underlying interest rate on the loan. In December 2008, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total obligation to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. As of June 30, 2009, the initial term loan balance is fixed at 5.83%.

(6)	The unsecured revolving credit facility has a contractual interest rate of LIBOR plus a spread of 80 to 135 basis points.

(a) Mortgage Loans
     At June 30, 2009 and December 31, 2008, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective		Maturity	June 30,	December 31,
Property	Interest Rate	Interest Rate		Date	2009	2008
Glenn Dale Business Center(1)	7.83%	5.13%		May 2009	$—	$8,152
4200 Tech Court (2)	8.07%	8.07%		October 2009	1,712	1,726
Park Central I	8.00%	5.66%		November 2009	4,628	4,754
4212 Tech Court	8.53%	8.53%		June 2010	1,677	1,689
Park Central II	8.32%	5.66%		November 2010	5,748	5,902
Enterprise Center (2)	8.03%	5.20%		December 2010	17,752	18,102
Indian Creek Court (2)	7.80%	5.90%		January 2011	12,618	12,818
403/405 Glenn Drive	7.60%	5.50%		July 2011	8,393	8,529
4612 Navistar Drive (2)	7.48%	5.20%		July 2011	12,907	13,130
RiversPark I and II (3)	LIBOR+2.50%	5.97%		September 2011	9,856	28,000
Campus at Metro Park (2)	7.11%	5.25%		February 2012	23,775	24,154
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	10,027	10,202
Crossways Commerce Center	6.70%	6.70%		October 2012	24,809	25,008
Newington Business Park Center	6.70%	6.70%		October 2012	15,649	15,775
Prosperity Business Center	6.25%	5.75%		January 2013	3,694	3,752
Aquia Commerce Center I	7.28%	7.28%		February 2013	549	610
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,621	8,749
Linden Business Center	6.01%	5.58%		October 2013	7,307	7,379
Owings Mills Business Center	5.85%	5.75%		March 2014	5,601	5,650
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,671	8,728
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	100,000	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	809	862
Building C	7.88%	6.63%		December 2017	1,208	1,260
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	2,111	2,245
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,624	2,695
Gateway Centre Building I	7.35%	5.88%		November 2016	1,429	1,505
Airpark Business Center	7.45%	6.63%		June 2021	1,431	1,470

Total Mortgage Debt		5.64	%(4)		$293,606	$322,846

(1)	The loan was repaid in May 2009.

(2)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The Company calculates interest expense using the effective interest method over the anticipated period during which it expects the debt to be outstanding.

(3)	On March 17, 2009, the Company deconsolidated RiversPark II and, therefore, the assets, liabilities and operating results of RiversPark II are no longer consolidated on the Company’s financial statements, which include $18.1 million of mortgage debt. For more information, see footnote 4, Investment in Affiliate.

(4)	Weighted average interest rate on total mortgage debt.
     In May 2009, the Company repaid its $8.0 million mortgage loan encumbering Glenn Dale Business Center with a $6.0 million draw on its unsecured revolving credit facility and available cash.
(b) Exchangeable Senior Notes
     During the second quarter of 2009, the Company used available cash and proceeds from common stock offerings to retire $9.0 million of its Exchangeable Senior Notes, at a weighted average discount of 20%. The transactions resulted in a gain of $1.4 million, net of deferred financing costs and discounts. The Company evaluated the fair value of the debt repurchased based on the fair value of the cash flows at the date of repurchase, discounted at risk-adjusted rates. Based on this calculation, the fair value of the debt repurchased was greater than the repurchase price; therefore, the Company did not allocate any of the repurchase price to the conversion feature of the Exchangeable Senior Notes. At June 30, 2009, the Exchangeable Senior Notes were convertible into 28.039 shares for each $1,000 of principal amount for a total of approximately 1.7 million shares. The Company was in compliance with all the terms of its Exchangeable Senior Notes at June 30, 2009.
(c) Unsecured Revolving Credit Facility
     During the second quarter of 2009, the Company borrowed $15.5 million on its unsecured revolving credit facility. Borrowings were used to retire a portion of the Company’s Exchangeable Senior Notes and to repay the outstanding balance on the Glenn Dale Business Center mortgage loan. During the quarter, the Company repaid $1.6 million of the outstanding balance on its unsecured revolving credit facility with proceeds from common shares issued under its controlled equity offering agreement. As of June 30, 2009, the effective underlying interest rate on the Company’s unsecured revolving credit facility was 1.5% and the Company was in compliance with all of the terms of its unsecured revolving credit facility. At June 30, 2009, the Company had available borrowings of $25.5 million under its unsecured revolving credit facility.
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
     During 2008, the Company entered into three separate interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements are effective over the life of the debt instrument that is being hedged. The table below summarizes the Company’s three interest rate swap agreements (dollars in thousands):

Transaction Date	Instrument	Amount	Contractual Interest Rate	Effective Interest Rate
January 2008	Term Loan	$50,000	LIBOR plus variable spread (1)	2.71% plus a variable spread(1)
August 2008	Term Loan	35,000	LIBOR plus 250 basis points	5.83%
September 2008	Mortgage Loan(2)	9,856	LIBOR plus 250 basis points	5.97%

		$94,856

(1)	At June 30, 2009, the contractual interest rate on the Company’s $50 million term loan was LIBOR plus 1.10% and the effective interest rate was 3.81%.

(2)	Excludes the $18.1 million mortgage loan for RiversPark II, which was deconsolidated with the assets, liabilities and operating results of RiversPark II on March 17, 2009. The swap agreement associated with the $18.1 million deconsolidated mortgage loan remains in effect and under the same terms as the consolidated mortgage loan.
     The Company’s interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities. Total comprehensive income is summarized as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$1,652	$16,816	$6,790	$18,056
Unrealized gain on derivative instruments	12	978	631	682

Total comprehensive income	1,664	17,794	7,421	18,738
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(45)	(549)	(203)	(579)

Comprehensive income attributable to common shareholders	$1,619	$17,245	$7,218	$18,159

(8) Fair Value of Financial Instruments
     The Company adopted the appropriate accounting provisions which outline a valuation framework and create a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and the Company provides the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.
          The Company currently has three interest rate swap derivative instruments that are measured under the accounting provisions regarding fair value. The derivatives are valued based on the prevailing market yield curve on the measurement date. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2009. The derivative instruments in the table below are recorded on the Company’s consolidated balance sheets under “Accounts payable and other liabilities” (amounts in thousands):

	Balance at
	June 30, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument-swap agreements	$2,423	$—	$2,423	$—

     For the six months ended June 30, 2009, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a reoccurring basis.
     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The Company calculates fair value of its financial instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows (amounts in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgage debt	$293,606	$278,944	$322,846	$307,247
Exchangeable senior notes(1)	56,374	48,354	80,435	60,350
Series A senior notes	37,500	34,613	37,500	28,199
Series B senior notes	37,500	32,500	37,500	24,239
Secured term loans	100,000	96,691	100,000	101,691
Unsecured revolving credit facility	99,400	96,042	75,500	76,739

Total	$624,380	$587,144	$653,781	$598,465

(1)	During the second quarter of 2009, the Company repurchased $9.0 million of its Exchangeable Senior Notes at a discount.

(9) Shareholders’ Equity
     During May and June 2009, the Company issued 508,100 common shares through its controlled equity offering agreement at a weighted average price of $10.86 per share. The offerings generated net proceeds of $5.4 million, which were used to retire a portion of the Company’s Exchangeable Senior Notes and to pay down a portion of the outstanding balance on the Company’s unsecured revolving credit facility. In July 2009, the Company issued an additional 344,300 common shares through its controlled equity offering agreement for net proceeds of $3.3 million.
     As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity, and therefore, the Company does not allocate its equity to any noncontrolling interests. The Company’s equity is as follows (amounts in thousands):

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2008	$365,293	$10,627
Net income	6,604	186
Changes in ownership	7,291	22
Distributions to owners	(14,791)	(417)
Other comprehensive income	614	17

Balance, June 30, 2009	$365,011	$10,435

(10) Segment Information
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
     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended June 30, 2009
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	72	47	54	173
Square feet	3,608,755	2,818,676	5,258,232	11,685,663

Total revenues	$10,838	$9,731	$11,950	$32,519
Property operating expense	(2,939)	(2,122)	(2,991)	(8,052)
Real estate taxes and insurance	(1,070)	(1,111)	(1,032)	(3,213)

Total property operating income	$6,829	$6,498	$7,927	21,254

Depreciation and amortization expense				(10,005)
General and administrative				(2,922)
Other expenses, net				(6,675)

Net income				$1,652

Total assets(2)	$394,561	$293,106	$316,685	$1,039,458

Capital expenditures(3)	$3,677	$5,532	$5,587	$14,960

	Three Months Ended June 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	63	47	53	163
Square feet	3,362,270	2,759,654	5,241,891	11,363,815

Total revenues	$10,374	$9,111	$10,927	$30,412
Property operating expense	(1,884)	(1,861)	(2,482)	(6,227)
Real estate taxes and insurance	(923)	(1,074)	(1,035)	(3,032)

Total property operating income	$7,567	$6,176	$7,410	21,153

Depreciation and amortization expense				(9,022)
General and administrative				(2,838)
Other expenses, net				(7,402)
Income from discontinued operations				14,925

Net income				$16,816

Total assets(2)	$384,289	$279,744	$312,691	$1,020,231

Capital expenditures(3)	$5,647	$7,019	$4,720	$17,504

	Six Months Ended June 30, 2009
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$22,596	$19,626	$23,923	$66,145
Property operating expense	(6,104)	(4,540)	(5,725)	(16,369)
Real estate taxes and insurance	(2,177)	(2,233)	(2,116)	(6,526)

Total property operating income	$14,315	$12,853	$16,082	43,250

Depreciation and amortization expense				(20,051)
General and administrative				(5,879)
Other expenses, net				(10,530)

Net income				$6,790

	Six Months Ended June 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$20,666	$17,868	$22,019	$60,553
Property operating expense	(4,175)	(3,790)	(4,966)	(12,931)
Real estate taxes and insurance	(1,886)	(2,003)	(2,060)	(5,949)

Total property operating income	$14,605	$12,075	$14,993	41,673

Depreciation and amortization expense				(18,261)
General and administrative				(5,539)
Other expenses, net				(15,426)
Income from discontinued operations				15,609

Net income				$18,056

(1)	Includes the results of a three-building, 160,470 square foot property that is owned by the Company through a consolidated joint venture.

(2)	Corporate assets not allocated to any of our reportable segments totaled $35,106 and $43,507 at June 30, 2009 and 2008, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $164 and $118 for the six months ended June 30, 2009 and 2008, respectively.

(11) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the six months ended June 30 are as follows (amounts in thousands):

	2009	2008
Cash paid for interest, net	$16,950	$17,829
Non-cash investing and financing activities:
Conversion of Operating Partnership units into common shares	—	358
     Cash paid for interest on indebtedness is net of capitalized interest of $0.2 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.
     During the six months ended June 30, 2008, 26,181 Operating Partnership units were redeemed for the Company’s common shares. There were no Operating Partnership unit redemptions for the Company’s common shares during the six months ended June 30, 2009.
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
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2009, the Company was the sole general partner of, and owned a 97.3% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
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
     As of June 30, 2009, the Company’s portfolio totaled approximately 12 million square feet and the Company’s properties were 86.5% occupied by 594 tenants. As of June 30, 2009, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
Executive Summary
     The Company’s funds from operations (“FFO”) for the second quarter of 2009 were $11.6 million, or $0.42 per diluted share ($0.37 per diluted share, excluding gains on the retirement of debt), compared to $11.8 million, or $0.47 per diluted share ($0.41 per diluted share, excluding gains on the retirement of debt), during the second quarter of 2008. The Company’s net income attributable to common shareholders for the second quarter of 2009 was $1.6 million, or $0.06 per diluted share, compared with net income attributable to common shareholders of $16.3 million, or $0.67 per diluted share, for the second quarter of 2008. In June 2008, the Company sold its Alexandria Corporate Park property for a gain on sale of $14.3 million, or $0.57 per diluted share after noncontrolling interests.
     The Company’s FFO for the first six months of 2009 increased 17% over the prior-year period to $26.4 million, or $0.95 per diluted share ($0.74 per diluted share, excluding gains on the retirement of debt), compared with $22.5 million, or $0.90 per diluted share ($0.78 per diluted share, excluding gains on the retirement of debt), for the first six months of 2008. The Company reported net income attributable to common shareholders for the first six months of 2009 of $6.6 million, or $0.24 per diluted share, compared with net income attributable to common shareholders of $17.5 million, or $0.72 per diluted share, for the first six months of 2008.

Significant Second Quarter Transactions
•	During May and June 2009, the Company issued 508,100 common shares through its controlled equity offering agreement at a weighted average price of $10.86 per share. The offerings generated net proceeds of $5.4 million, which were used to retire a portion of the Company’s Exchangeable Senior Notes and to pay down a portion of the outstanding balance on the Company’s unsecured revolving credit facility. In July 2009, the Company issued an additional 344,300 common shares through its controlled equity offering agreement for net proceeds of $3.3 million;

•	The Company retired $9.0 million of its Exchangeable Senior Notes, at a 20% discount, resulting in a gain of $1.4 million, or $0.05 per diluted share;

•	The Company executed 108,000 square feet of new leases, including 45,000 square feet at 1400 Cavalier Boulevard and 22,000 square feet at Greenbrier Business Center, which are located in Southern Virginia. Rent is expected to commence for all new leases by the end of the fourth quarter of 2009; and

•	The Company executed 288,000 square feet of renewal leases, representing an 88% retention rate. Renewal leases in the quarter include 65,000 square feet at Norfolk Commerce Park, 21,000 square feet at Reston Business Campus and 20,000 square feet at 1400 Cavalier Boulevard.
Development and Redevelopment Activity
     As of June 30, 2009, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct industrial buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
     As of June 30, 2009, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Greenbrier Technology Center III — a 48,000 square foot three-story office building has been designed, all permits have been processed and construction is set to commence. Costs to date include civil, architectural, mechanical, electrical and plumbing design, as well as permit fees; and

•	Sterling Park Business Center, Lot 7 — a 57,000 square foot office building, adjacent to a recently completed building, has been designed, all permits have been processed and construction is pending further leasing activity. Costs to date include civil site preparation work, architectural, mechanical, electrical and plumbing design as well as permit fees.
Redevelopment
•	Enterprise Parkway — a 71,000 square foot multi-tenanted office redevelopment. Costs incurred to date include building, lobby and common corridor renovations; design documents and permit fees for major common area bathroom renovations as well as schematic architectural and engineering design for future tenant layouts;

•	Gateway 270 — a 42,000 square foot business park redevelopment. The majority of the costs incurred to date include architectural and engineering design work; and

•	Interstate Plaza — a 57,000 square foot multi-tenanted office and warehouse redevelopment. Costs incurred to date include architectural, engineering design and permitting, demolition, metal framing, plumbing, mechanical and electrical rough-in work.
     The Company anticipates development and redevelopment efforts on these projects will continue throughout 2009 and into 2010. The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the space. At June 30, 2009, the Company owned developable land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland region, 0.6 million square feet in its Northern Virginia region and 0.7 million square feet in its Southern Virginia region.

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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the values of its investments in real estate.
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
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
▪	the value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to eighteen years; and

▪	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
Goodwill and Impairment Analysis
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. All acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the three and six months ended June 30, 2009 and 2008.
Investment in Affiliate
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture as the Company adheres to requirements regarding consolidation of variable interest entities. When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment on its consolidated balance sheets as “Investment in Affiliate.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings or losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded on its consolidated statements of operations as “Equity in Earnings or Losses of Affiliate.”
     When the Company is deemed to have a controlling interest in a joint venture, it will consolidate all of the joint venture’s assets, liabilities and operating results within its consolidated financial statements. The cash contributed to the consolidated joint venture by the third party, if any, will be reflected in the liability section of the Company’s consolidated balance sheets under “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the consolidated joint venture and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated joint venture and for any distributions received by the third party from the joint venture. The earnings or losses from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within the Company’s consolidated statements of operations. All distributions received by the Company from the consolidated joint venture will be recorded as an increase in the Financing Obligation.
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
Share-Based Compensation
     The Company follows current accounting fair value recognition provisions, which require that the cost for all share-based payment transactions be recognized as a component of income from continuing operations. The provisions require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008
     2008 Acquisitions
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
     The balance of the portfolio is referred to as the “Remaining Portfolio.”
Total Revenues
     Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Rental	$26,709	$25,160	$53,736	$49,826	$1,549	6%	$3,910	8%
Tenant reimbursements & other	$5,810	$5,252	$12,409	$10,727	$558	11%	$1,682	16%

     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $1.5 million and $3.9 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. The increase in rental revenue was primarily due to the 2008 Acquisitions, which resulted in additional rental revenue of $0.4 million and $1.3 million for the three and six months ended June 30, 2009, respectively. The Remaining Portfolio contributed $1.1 million and $2.6 million of additional rental revenue for the three and six months ended June 30, 2009, respectively, compared to 2008 due to an increase in rental rates when compared to the prior year. The increase in rental rates was slightly offset by a decrease in occupancy as the Company’s portfolio occupancy was 86.5% at June 30, 2009 compared to 86.6% at June 30, 2008.
     The increase in rental revenue for the three and six months ended June 30, 2009 compared to 2008 includes $0.4 million and $1.4 million, respectively, for the Company’s Maryland reporting segment, $0.4 million and $1.0 million, respectively, for the Northern Virginia reporting segment and $0.7 million and $1.5 million, respectively, for the Southern Virginia reporting segment. The increase in rental revenue for the Maryland reporting segment was due to the 2008 Acquisitions, which was offset by an increase in vacancy in the region. The increase in rental revenue in the Northern and Southern Virginia reporting segments was primarily due to higher market rental rates for the three and six months ended June 30, 2009 compared to 2008.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $0.6 million and $1.7 million during the three and six months ended June 30, 2009, respectively, compared with the same period in 2008. The Remaining Portfolio contributed an increase in tenant reimbursements and other revenues of $0.5 million and $1.4 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008, due to an increase in recoverable property operating expenses and an increase in the number of triple-net tenants, which generally result in higher tenant reimbursements. The 2008 Acquisitions contributed $0.1 million and $0.3 million of additional tenant reimbursements and other revenues for the three and six months ended June 30, 2009, respectively.
     The increases in tenant reimbursements and other revenues for the three and six months ended June 30, 2009 compared to 2008 include $0.1 million and $0.5 million, respectively, for the Company’s Maryland reporting segment, $0.2 million and $0.7 million, respectively, for the Northern Virginia reporting segment and $0.4 million and $0.5 million, respectively, for the Southern Virginia reporting segment.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Property operating	$8,052	$6,227	$16,369	$12,931	$1,825	29%	$3,438	27%
Real estate taxes & insurance	$3,213	$3,032	$6,526	$5,949	$181	6%	$577	10%
     Property operating expenses increased $1.8 million and $3.4 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. Property operating expenses for the Remaining Portfolio increased $1.6 million and $2.9 million during the three and six months ended June 30, 2009, respectively, compared to the same period in 2008, primarily due to higher bad debt expense, snow and ice removal costs and utility expense. The Company’s 2008 Acquisitions contributed $0.2 million and $0.5 million of additional property operating expenses for the three and six months ended June 30, 2009, respectively. In anticipation of higher tenant credit losses, the Company increased its reserves for bad debt expense in the second quarter of 2009, which contributed bad debt expense of $1.0 and $1.4 million for the three and six months ended June 30, 2009, respectively.

     The increase in total property operating expenses for the three and six months ended June 30, 2009 compared to 2008 include $1.0 million and $1.9 million, respectively, for the Company’s Maryland reporting segment, $0.3 million and $0.7 million, respectively, for the Northern Virginia reporting segment and $0.5 million and $0.8 million, respectively, for the Southern Virginia reporting segment. A significant portion of the Company’s increase in bad debt reserves were associated with tenants in its Maryland reporting segment, specifically tenants in the Baltimore sub-market, which incurred $0.4 million and $0.6 million of additional bad debt expense for the three and six months ended June 30, 2009, respectively.
     Real estate taxes and insurance expense increased $0.2 million and $0.6 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. The Remaining Portfolio contributed an increase in real estate taxes and insurance expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2009, respectively, compared to 2008. The remaining $0.1 million and $0.2 million increase in real estate taxes and insurance for the three and six months ended June 30, 2009, respectively, can be attributed to the 2008 Acquisitions.
     Real estate taxes and insurance for the three and six months ended June 30, 2009 compared to 2008 increased $0.2 million and $0.3 million, respectively, for the Company’s Maryland reporting segment as a result of the 2008 Acquisitions. For the Northern and Southern Virginia reporting segments, real estate taxes and insurance remained relatively flat for the three months ended June 30, 2009 and increased $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2009.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
General and administrative	$2,922	$2,838	$5,879	$5,539	$84	3%	$340	6%
     General and administrative expenses increased $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, compared to 2008, primarily due to increased share-based compensation expense as a result of restricted shares issued to the Company’s executives in February and May 2009.
     Depreciation and amortization expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Depreciation and amortization	$10,005	$9,022	$20,051	$18,261	$983	11%	$1,790	10%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. For the three and six months ended June 30, 2009, depreciation and amortization expense increased $1.0 million and $1.8 million, respectively, of which, the 2008 Acquisitions generated additional depreciation and amortization expense of $0.2 million and $0.8 million, respectively. The remaining increase in depreciation and amortization expense for the three and six months ended June 30, 2009 was attributed to the Remaining Portfolio, which incurred an increase in expense related to the disposal of assets from tenants that vacated during the year.
     Other Expenses (Income)
     Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Decrease	Change	Decrease	Change
Interest expense	$8,113	$9,117	$16,439	$18,667	$1,004	11%	$2,228	12%

     The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period over period comparisons of interest expense.
     Interest expense decreased $1.0 million and $2.2 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008, primarily due to the Company’s efforts in refinancing its existing debt at lower interest rates as well as reducing its outstanding debt level. At June 30, 2009, the Company had $624.4 million of debt outstanding at a weighted average interest rate of 4.9% compared to $639.3 million of debt outstanding at a weighted average interest rate of 5.2% at June 30, 2008.
     For the three and six months ended June 30, 2009, the Company’s mortgage interest expense decreased $1.1 million and $2.0 million, respectively, as the Company retired $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio in 2008. The prepayment of the $72.1 million Suburban Maryland Portfolio mortgage loan, in the third quarter of 2008, was partially financed through the issuance of a $35.0 million term loan, later amended to increase the total commitment to $50.0 million, which resulted in an additional $0.6 million and $1.2 million of interest expense during the three and six months ended June 30, 2009, respectively. The remainder was financed with a draw on the Company’s unsecured revolving credit facility. The Company also used its unsecured revolving credit facility to primarily fund the partial repurchase its Exchangeable Senior Notes. Since the beginning of 2008, the Company has repurchased $66.0 million of its Exchangeable Senior Notes at a discount, which resulted in a $0.5 million and $1.2 million decrease of interest expense and discount amortization for the three and six months ended June 30, 2009, respectively, compared to 2008. The increased borrowings on the unsecured revolving credit facility were offset by a lower weighted average interest rate. For the three and six months ended June 30, 2009, the Company’s average balance on its unsecured revolving credit facility was $93.8 million and $85.3 million, respectively, with a weighted average interest rate of 1.6% and 1.7%, respectively, compared to $75.6 million and $61.3 million with a weighted average interest rate of 4.0% and 4.4% for the three and six months ended June 30, 2008, respectively. The lower weighted average interest rate on the unsecured revolving credit facility resulted in a $0.4 million and $0.7 million decrease of interest expense during the three and six months ended June 30, 2009, respectively.
     The decrease in the Company’s interest expense was partially offset by a $0.3 million and $0.6 million decrease in capitalized interest for the three and six months ended June 30, 2009 due to a decline in development and redevelopment activity in 2009 compared to 2008. Also, the Company recorded Financing Obligation income of $29 thousand and $0.2 million for the three and six months ended June 30, 2009, respectively, compared to 2008 as the Company’s consolidated joint venture, which was entered into during December 2008, incurred a loss during the first and second quarters of 2009.
     Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Interest and other income	$118	$104	$257	$235	$14	13%	$22	9%
     Interest and other income include amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income increased for the three and six months ended June 30, 2009 primarily due to higher average cash balances. The Company earned a weighted average interest rate of 3.47% and 3.48% on average cash balances of $4.8 million and $6.2 million for the three and six months ended June 30, 2009, respectively, compared to a weighted average interest rate of 3.34% and 3.77% on average cash balances of $4.2 million and $3.9 million during the three and six months ended June 30, 2008, respectively.
     Equity in losses of affiliate is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Equity in losses of affiliate	$47	$—	$54	$—	$47	—	$54	—

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
     Gain on early retirement of debt is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Decrease	Change	Increase	Change
Gain on early retirement of debt	$1,367	$1,611	$5,706	$3,006	$244	15%	$2,700	90%
     During the second quarter of 2009, the Company used available cash and a draw on its unsecured revolving credit facility, totaling $7.2 million, to retire $9.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $1.4 million, net of deferred financing costs and discounts. During the second quarter of 2008, the Company used available cash and a draw on its unsecured revolving credit facility to retire $13.75 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $1.6 million, net of deferred financing costs and discounts.
     During the first six months of 2009, the Company used available cash and draws on its unsecured revolving credit facility to retire $26.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $5.7 million, net of deferred financing costs and discounts. During the six months of 2008, the Company used available cash and draws on its unsecured revolving credit facility to retire $20.25 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $3.0 million, net of deferred financing costs and discounts.
     Noncontrolling Interests
     Noncontrolling interests are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Decrease	Change	Decrease	Change
Noncontrolling interests	$45	$518	$186	$557	$473	91%	$371	67%
     Noncontrolling interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. The decrease in noncontrolling interests for the periods presented can be attributed to a $14.9 million and $15.6 million decrease in income from discontinued operations for the three and six months ended June 30, 2009, respectively, compared to 2008. Income from discontinued operations was higher in the prior year periods as the Company sold its Alexandria Corporate Park property in June 2008 for a $14.3 million gain. Operating results of the property and the gain on sale for the property are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company did not dispose of any properties during the six months ended June 30, 2009. The noncontrolling interests owned by limited partners was 2.7% as of June 30, 2009 compared to 3.1% as of June 30, 2008. The decrease in the noncontrolling ownership percentage for the periods presented is primarily attributable to the Company’s common stock offering of 2.9 million common shares in the second half of 2008.

     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Decrease	Change	Decrease	Change
Income from discontinued operations	$—	$14,925	$—	$15,609	$14,925	100%	$15,609	100%
     Income from discontinued operations represents revenues and expenses from Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment. In June 2008, the Company sold its Alexandria Corporate Park property in Alexandria, Virginia, and recognized a gain on sale of $14.3 million. Operating results of the property and the gain on sale for the property are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had no continuing involvement with the property subsequent to its disposal. The Company had not committed to a disposition plan nor had it disposed of any additional real estate assets as of June 30, 2009.
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
     Due to the nature of the Company’s business, it relies on net cash provided by operations to fund its short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by the Company’s tenants. The recent economic downturn may affect tenants’ ability to meet their obligations, including the payment of rent contractually owed to the Company, and the Company’s ability to lease space to new or replacement tenants on favorable terms, all of which could effect the Company’s cash available for short-term liquidity needs. Although the recent economic downturn and uncertainty in the global credit markets has had varying impacts that have negatively impacted debt financing and the availability of capital across many industries, the Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term. The Company’s unsecured revolving credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which it intends to exercise. Assuming the one-year extensions are exercised, the Company has approximately $30 million, or 5.0% of its principal debt maturing prior to January 1, 2011. Of the maturing amount, $6 million matures in 2009 and $24 million matures in late 2010. At June 30, 2009, the Company had $25.5 million of additional capacity available on its unsecured revolving credit facility.
     On July 21, 2009, the Company declared a dividend of $0.20 per common share. The Company reduced its dividend in the first quarter of 2009 in order to further enhance its financial flexibility and in light of the recent change in the tax laws relative to recognition of gains on cancellation of debt. The reduction in the dividend will also provide additional financial capacity and balance sheet flexibility in the event the capital markets remain challenging for an extended period.

     The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, sales of assets or joint ventures. The Company could also issue Operating Partnership units to fund a portion of the purchase price for some of its future building acquisitions.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Six Months Ended
	June 30,
(amounts in thousands)	2009	2008	Change
Cash provided by operating activities	$20,513	$18,223	$2,290
Cash (used in) provided by investing activities	(14,960)	33,069	(48,029)
Cash used in financing activities	(16,026)	(50,092)	34,066
     Net cash provided by operating activities increased $2.3 million for the six months ended June 30, 2009 compared to the same period in 2008. The increase in operating activities was the result of greater income from continuing operations, excluding gains on early retirement of debt, for the six months ended June 30, 2009. This was primarily attributable to a decline in cash interest expense generally as a result of lower weighted average interest rates on variable rate debt outstanding during the comparative periods. The increase was also attributed to a decrease in cash used to reduce accounts payable and accrued expenses, and an increase in cash for rents received in advance during the six months ended June 30, 2009 compared to the same period in 2008. The increase in cash received from operating activities was partially offset by an increase in escrows and reserves, as a result of timing of real estate tax payments, and accounts and other receivables.
     Net cash used in investing activities was $15.0 million for the six months ended June 30, 2009 compared to cash provided by investing activities of $33.1 million for the six months ended June 30, 2008. The Company sold its Alexandria Corporate Park property for net proceeds of $50.6 million in the second quarter of 2008. The Company did not dispose of any properties during the six months ended June 30, 2009. The Company increased its additions to rental property by $4.4 million for the six months ended June 30, 2009 compared to the same period in 2008. During the six months ended June 30, 2009, there was a reduction of $6.9 million in cash used for development and redevelopment activities as the Company completed several large development and redevelopment projects in 2008.
     Net cash used in financing activities decreased $34.1 million for the six months ended June 30, 2009 compared to the same period in 2008. The change is primarily due to a decrease in debt repayments during 2009 compared to 2008. During the six months ended June 30, 2009, the Company retired $26.0 million of its Exchangeable Senior Notes for $19.0 million and repaid the $8.0 million mortgage loan encumbering its Glenn Dale Business Center property. The debt retirements were primarily financed with draws on the Company’s unsecured revolving credit facility and a portion of the $5.4 million of proceeds received from the issuance of common stock through the Company’s controlled equity offering agreement. During the first half of 2008, the Company repurchased $34.0 million of its outstanding Exchangeable Senior Notes for $28.6 million, which was financed through borrowings on its unsecured revolving credit facility. Subsequently, the Company used the majority of the $50.6 million of proceeds from its second quarter 2008 property disposition to repay a portion of the outstanding balance on its unsecured revolving credit facility. The Company also repaid the $8.5 million mortgage loan that encumbered Herndon Corporate Center during the six months ended June 30, 2008. The Company paid a dividend in the second quarter of 2009 to $0.20 per common share as compared to $0.34 per common share paid in the first quarter of 2009 and throughout 2008. The decline in the dividend rate resulted in a total reduction of dividends paid to shareholders and distributions paid to unitholders of $1.9 million for the six months ended June 30, 2009 compared to the same period in 2008.
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
Comparison of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	165	165	—	—	165	165	—	—

Same property revenue
Rental	$26,001	$25,160	$841	3.3	$51,880	$49,826	$2,054	4.1
Tenant reimbursements	5,635	4,922	713	14.5	11,684	9,820	1,864	19.0

Total same property revenue	31,636	30,082	1,554	5.2	63,564	59,646	3,918	6.6

Same property operating expenses
Property	7,477	5,846	1,631	27.9	15,030	12,244	2,786	22.8
Real estate taxes and insurance	3,137	3,029	108	3.6	6,358	5,942	416	7.0

Total same property operating expenses	10,614	8,875	1,739	19.6	21,388	18,186	3,202	17.6

Same property net operating income	$21,022	$21,207	$(185)	(0.9)	$42,176	$41,460	$716	1.7

Reconciliation to net income
Same property net operating income	$21,022	$21,207			$42,176	$41,460
Non-comparable net operating income (loss) (2) (3)	232	(54)			1,074	213
General and administrative expenses	(2,922)	(2,838)			(5,879)	(5,539)
Depreciation and amortization	(10,005)	(9,022)			(20,051)	(18,261)
Other expenses, net	(6,675)	(7,402)			(10,530)	(15,426)
Discontinued operations (5)	—	14,925			—	15,609

Net income	$1,652	$16,816			$6,790	$18,056

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2009	2008	2009	2008
Same Properties	86.6%	86.4%	86.7%	86.5%
Total	86.5%	86.1%	86.6%	86.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, Triangle Business Center and Rivers Park I and II.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)	Excludes a 76,000 square foot redevelopment building at Ammendale Commerce Center, which was placed in-service during the fourth quarter of 2008, and a 57,000 square foot space at Interstate Plaza that is currently under redevelopment.

(5)	Discontinued operations represent income and the gain on sale related to Alexandria Corporate Park, which was sold in June 2008.

     Same Property NOI decreased $0.2 million, or 0.9%, for the three months ended June 30, 2009 and increased $0.7 million, or 1.7%, for the six months ended June 30, 2009 compared to the same periods in 2008. Rental revenue increased $1.6 million and $3.9 million for the three and six months ended June 30, 2009, respectively, as a result of higher rental rates. Total same property operating expenses increased $1.7 million and $3.2 million for the three and six months ended June 30, 2009, respectively, due to increases in non-controllable costs, primarily for bad debt expense, utilities and real estate taxes. In anticipation of higher tenant credit losses, the Company recorded an additional $0.9 million and $1.1 million of bad debt expense for its same property portfolio during the three and six months ended June 30, 2009, respectively.
Maryland

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	64	64	—	—	64	64	—	—

Same property revenue
Rental	$8,345	$8,618	$(273)	(3.2)	$16,727	$17,163	$(436)	(2.5)
Tenant reimbursements	1,572	1,512	60	4.0	3,448	3,258	190	5.8

Total same property revenue	9,917	10,130	(213)	(2.1)	20,175	20,421	(246)	(1.2)

Same property operating expenses
Property	2,584	1,764	820	46.5	5,181	3,964	1,217	30.7
Real estate taxes and insurance	1,015	943	72	7.6	2,031	1,924	107	5.6

Total same property operating expenses	3,599	2,707	892	33.0	7,212	5,888	1,324	22.5

Same property net operating income	$6,318	$7,423	$(1,105)	(14.9)	$12,963	$14,533	$(1,570)	(10.8)

Reconciliation to total property operating income:
Same property net operating income	$6,318	$7,423			$12,963	$14,533
Non-comparable net operating income(2) (3)	511	144			1,352	72

Total property operating income	$6,829	$7,567			$14,315	$14,605

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2009	2008	2009	2008
Same Properties	84.0%	89.2%	85.2%	89.3%
Total	84.1%	89.2%	85.1%	89.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable Properties include: Triangle Business Center, Rivers Park I and II, and a 76,000 square foot redevelopment building at Ammendale Commerce Center.
     Same Property NOI for the Maryland properties decreased $1.1 million and $1.6 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. Rental revenue decreased by $0.2 million for both the three and six months ended June 30, 2009 as a result of a decrease in occupancy. Total same property operating expenses for the Maryland properties increased $0.9 million and $1.3 million for the three and six months ended June 30, 2009, respectively, due to higher bad debt expense. During the three and six months ended June 30, 2009, the Company incurred $0.6 million and $0.7 million, respectively, of additional bad debt expense, of which, the Baltimore sub-market disproportionately incurred $0.4 million and $0.6 million, respectively.

Northern Virginia

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	47	47	—	—	47	47	—	—

Same property revenue
Rental	$7,931	$7,509	$422	5.6	$15,847	$14,805	$1,042	7.0
Tenant reimbursements	1,800	1,579	221	14.0	3,779	3,040	739	24.3

Total same property revenue	9,731	9,088	643	7.1	19,626	17,845	1,781	10.0

Same property operating expenses
Property	2,055	1,768	287	16.2	4,402	3,619	783	21.6
Real estate taxes and insurance	1,097	1,053	44	4.2	2,220	1,961	259	13.2

Total same property operating expenses	3,152	2,821	331	11.7	6,622	5,580	1,042	18.7

Same property net operating income	$6,579	$6,267	$312	5.0	$13,004	$12,265	$739	6.0

Reconciliation to total property operating income
Same property net operating income	$6,579	$6,267			$13,004	$12,265
Non-comparable net operating loss(2) (3)	(81)	(91)			(151)	(190)

Total property operating income	$6,498	$6,176			$12,853	$12,075

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2009	2008	2009	2008
Same Properties	88.9%	87.6%	89.4%	87.5%
Total	88.9%	86.2%	89.4%	86.1%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable Properties include: Alexandria Corporate Park and a 57,000 square foot space at Interstate Plaza that is currently under redevelopment.
     Same Property NOI for the Northern Virginia properties increased $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. Total same property rental revenues increased $0.6 million and $1.8 million for the three and six months ended June 30, 2009, respectively, as a result of higher occupancy and an increase in rental rates. Total same property operating expenses increased $0.3 million and $1.0 million for the three and six months ended June 30, 2008, respectively, due to an increase in bad debt expense and utility costs. Also, real estate taxes increased due to higher property assessments and real estate tax rates.

Southern Virginia

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	54	54	—	—	54	54	—	—

Same property revenue
Rental	$9,725	$9,033	$692	7.7	$19,306	$17,858	$1,448	8.1
Tenant reimbursements	2,263	1,831	432	23.6	4,457	3,522	935	26.5

Total same property revenue	11,988	10,864	1,124	10.3	23,763	21,380	2,383	11.1

Same property operating expenses
Property	2,838	2,314	524	22.6	5,447	4,661	786	16.9
Real estate taxes and insurance	1,025	1,033	(8)	(0.8)	2,107	2,057	50	2.4

Total same property operating expenses	3,863	3,347	516	15.4	7,554	6,718	836	12.4

Same property net operating income	$8,125	$7,517	$608	8.1	$16,209	$14,662	$1,547	10.6

Reconciliation to total property operating income
Same property net operating income	$8,125	$7,517			$16,209	$14,662
Non-comparable net operating (loss)income (2)	(198)	(107)			(127)	331

Total property operating income	$7,927	$7,410			$16,082	$14,993

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2009	2008	2009	2008
Same Properties	86.9%	84.0%	86.2%	84.2%
Total	86.9%	84.0%	86.2%	84.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-Comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes
     Same Property NOI for the Southern Virginia properties increased $0.6 million and $1.5 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. Same property rental revenues increased $1.1 million and $2.4 million for the three and six months ended June 30, 2009, respectively, due to an increase in occupancy and higher rental rates. Total same property operating expenses increased $0.5 million and $0.8 million for the three and six months ended June 30, 2009, respectively, due to an increase in utility costs, bad debt expense and snow and ice removal costs.
Contractual Obligations
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. The Company has guaranteed to the joint ventures the rental payments associated with a three-year master lease with the former owner of RiversPark I. This guarantee will expire in September 2011 or earlier if the space is re-leased. The Company also provided a guarantee to the joint venture in connection with a specified tenant lease at RiversPark II that will guarantee rental payments for an 18-month period in the event the tenant did not renew its lease by the end of the third quarter of 2009. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, effectively terminating the lease guarantee related to RiversPark II. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees at RiversPark I is $0.7 million as of June 30, 2009.

     As of June 30, 2009, the Company had development and redevelopment contractual obligations of $45 thousand outstanding and capital improvement obligations of $0.6 million outstanding. Development and redevelopment contractual obligations include commitments primarily related to the Sterling Park Business Center, Plaza 500, Gateway 270 and Greenbrier Business Center projects. Capital expenditure obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of June 30, 2009. Also, as of June 30, 2009, the Company had $2.5 million of tenant improvement obligations which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of June 30, 2009.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At June 30, 2009, the Company was the sole general partner of and owns 97.3% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On July 21, 2009, the Company declared a dividend of $0.20 per common share. The dividend will be paid on August 14, 2009, to common shareholders of record as of August 7, 2009.
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

     The following table presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to common shareholders	$1,607	$16,298	$6,604	$17,499
Add: Depreciation and amortization:
Real estate assets	10,005	9,022	20,051	18,261
Discontinued operations	—	197	—	478
Unconsolidated joint venture	96	—	111	—
Consolidated joint venture	(129)	—	(503)	—
Gain on sale of disposed property	—	(14,274)	—	(14,274)
Net income attributable to noncontrolling interests	45	518	186	557

FFO available to common shareholders and unitholders	$11,624	$11,761	$26,449	$22,521

Weighted average common shares and Operating Partnership units outstanding — diluted	28,002	24,953	27,904	24,937
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
     At June 30, 2009, the Company’s exposure to variable interest rates consisted of $99.4 million of borrowings on its unsecured revolving credit facility and $15.0 million on a secured term loan. A change in interest rates of 1% would result in an increase or decrease of $1.0 million in interest expense on an annualized basis. As of June 30, 2009, the Company had $94.9 million of variable-rate term debt, comprised of a $50.0 million secured term loan, a $35.0 million secured term loan and a $9.9 million variable-rate mortgage loan, which were hedged through various interest rate swap agreements that fixed the loans’ respective interest rates.

     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 8, Fair Value of Financial Instruments for more information on the Company’s current accounting treatment on exposure to fixed interest rates.
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
Financial Covenants
     The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum net worth, fixed debt coverage and other financial metrics. As of June 30, 2009, the Company was in compliance with all of the covenants of its outstanding debt instruments. Below is a summary of certain covenants associated with the Company’s outstanding debt for the quarter ended June 30, 2009 (numbers in thousands):
Unsecured Revolving Credit Facility and Term Loans

	Unsecured
	Revolving Credit
	Facility and 2007		2008 Secured
	Secured Term Loan		Term Loan		Covenant
Unencumbered Pool Leverage(1)	52.8%		—		≤ 65%
Unencumbered Pool Debt Service Coverage Ratio(1)	3.19	x	—		≥ 1.75	x
Maximum Consolidated Total Indebtedness	56.6%		57.1%		≤ 60	%(2)
Minimum Tangible Net Worth	$490,438		$480,643		≥ $359,685
Fixed Charge Coverage Ratio	1.90	x	1.88	x	≥ 1.50	x
Maximum Dividend Payout Ratio(1)	60.3%		—		≤ 95%

(1)	Covenant does not apply to the Company’s 2007 secured term loan.

(2)	Company has a one time right to increase indebtedness to 65% for three consecutive quarters.
Senior Notes

	Senior Notes		Covenant
Maximum Consolidated Total Indebtedness	58.3%		≤ 65%
Minimum Tangible Net Worth	$457,516		≥ $359,685
Fixed Charge Coverage Ratio	1.90	x	≥ 1.50	x
Maximum Dividend Payout Ratio	60.3%		≤ 95%
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION
Item 1. Legal Proceedings
     As of June 30, 2009, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.
Item 1A. Risk Factors
     As of June 30, 2009, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2008, except as set forth below.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
Results of 2009 Annual Meeting of Shareholders
     The Company’s 2009 Annual Meeting of Shareholders (the “Annual Meeting”) was held at its corporate headquarters in Bethesda, Maryland on Thursday, May 21, 2009. The information below is a summary of the voting results on four proposals considered and voted upon at the meeting.
Election of Trustees
     Each of the individuals listed below was duly elected as a trustee of the Company to serve until the 2010 Annual Meeting of Shareholders or until his successor is duly elected and qualified. Set forth below are the results of the vote for the election of trustees:

		Votes
Name	Votes For	Withheld
Robert H. Arnold	24,209,436	285,179
Richard B. Chess	17,309,769	7,184,846
Douglas J. Donatelli	24,131,375	363,239
J. Roderick Heller	24,199,490	295,125
R. Michael McCullough	17,302,318	7,192,297
Alan G. Merten	17,295,674	7,198,941
Terry L. Stevens	24,226,437	268,178

Other Business
     At the Annual Meeting, the Company’s shareholders approved the 2009 Equity Compensation Plan and the 2009 Employee Share Purchase Plan and ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. A complete description of each of these proposals is included in the Company’s definitive proxy statement filed with the SEC on April 8, 2009. Set forth below are the results of the shareholder vote on these proposals.

				Broker
Proposal	Votes For	Against	Abstentions	Non-Votes
2009 Equity Compensation Plan	17,979,997	1,082,824	319,480	5,112,313
2009 Employee Share Purchase Plan	19,109,801	184,674	88,094	5,112,045
Ratification of Accountants for 2009	24,154,927	300,790	38,897	—
Item 5. Other Information
     None.
Item 6.     Exhibits

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	2009 Short-Term Incentive Award Plan.

10.2	2009 Equity Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 8, 2009).

10.3	2009 Employee Share Purchase Plan (incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on April 8, 2009).

10.4	Form of Restricted Common Share Award Agreement for Officers (Time-Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

10.5	Form of Restricted Common Share Award Agreement for Officers (Performance-Based) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

No.	Description

10.6	Form of Restricted Common Share Award Agreement for Trustees (Time-Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: August 7, 2009	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: August 7, 2009	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	2009 Short-Term Incentive Award Plan.

10.2	2009 Equity Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 8, 2009).

10.3	2009 Employee Share Purchase Plan (incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on April 8, 2009).

10.4	Form of Restricted Common Share Award Agreement for Officers (Time-Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

10.5	Form of Restricted Common Share Award Agreement for Officers (Performance-Based) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

10.6	Form of Restricted Common Share Award Agreement for Trustees (Time-Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)