Form 10-Q
period 2009-09-30
FIRST POTOMAC REALTY TRUST
filed 2009-11-06
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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
As of November 6, 2009, there were 30,046,790 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)	(as adjusted – see
		footnote 2 (q))
Assets:
Rental property, net	$961,340	$994,913
Cash and cash equivalents	11,968	16,352
Escrows and reserves	9,141	8,808
Accounts and other receivables, net of allowance for doubtful accounts of $2,050 and $935, respectively	6,257	6,872
Accrued straight-line rents, net of allowance for doubtful accounts of $1,034 and $575, respectively	10,424	8,727
Investment in affiliate	1,909	—
Deferred costs, net	17,619	17,165
Prepaid expenses and other assets	9,835	6,365
Intangible assets, net	15,089	21,047

Total assets	$1,043,582	$1,080,249

Liabilities:
Mortgage loans	$291,747	$322,846
Exchangeable senior notes, net	48,485	80,435
Senior notes	75,000	75,000
Secured term loans	100,000	100,000
Unsecured revolving credit facility	99,400	75,500
Financing obligation	4,157	11,491
Accounts payable and other liabilities	15,465	18,022
Accrued interest	3,780	2,491
Rents received in advance	5,924	4,812
Tenant security deposits	5,031	5,243
Deferred market rent, net	6,393	8,489

Total liabilities	655,382	704,329

Noncontrolling interests in the Operating Partnership (redemption value of $8,470 and $7,186, respectively)	9,800	10,627

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 29,966 and 27,353 shares issued and outstanding, respectively	30	27
Additional paid-in capital	509,807	484,825
Accumulated other comprehensive loss	(2,394)	(3,823)
Dividends in excess of accumulated earnings	(129,043)	(115,736)

Total shareholders’ equity	378,400	365,293

Total liabilities, noncontrolling interests and shareholders’ equity	$1,043,582	$1,080,249

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted – see		(as adjusted – see
		footnote 2 (q))		footnote 2 (q))
Revenues:
Rental	$27,149	$25,491	$80,885	$75,316
Tenant reimbursements and other	5,725	5,577	18,134	16,304

Total revenues	32,874	31,068	99,019	91,620

Operating expenses:
Property operating	8,149	7,160	24,518	20,091
Real estate taxes and insurance	3,183	3,173	9,709	9,122
General and administrative	3,609	2,797	9,487	8,336
Depreciation and amortization	10,132	9,113	30,183	27,373

Total operating expenses	25,073	22,243	73,897	64,922

Operating income	7,801	8,825	25,122	26,698

Other expenses (income):
Interest expense	7,929	8,635	24,368	27,302
Interest and other income	(150)	(142)	(406)	(377)
Equity in losses of affiliate	38	—	92	—
Gain on early retirement of debt	(640)	—	(6,346)	(3,006)

Total other expenses	7,177	8,493	17,708	23,919

Income from continuing operations	624	332	7,414	2,779

Discontinued operations:
Income from operations of disposed property	—	—	—	1,335
Gain on sale of disposed property	—	—	—	14,274

Income from discontinued operations	—	—	—	15,609

Net income	624	332	7,414	18,388

Less: Net income attributable to noncontrolling interests in the Operating Partnership	(16)	(10)	(202)	(567)

Net income attributable to common shareholders	$608	$322	$7,212	$17,821

Net income attributable to common shareholders per share — basic and diluted:
Income from continuing operations	$0.02	$0.01	$0.25	$0.10
Income from discontinued operations	—	—	—	0.63

Net income	$0.02	$0.01	$0.25	$0.73

Weighted average common shares outstanding — basic	28,134	24,150	27,434	24,121
Weighted average common shares outstanding — diluted	28,231	24,204	27,502	24,172
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
		(as adjusted – see
		footnote 2 (q))
Cash flows from operating activities:
Net income	$7,414	$18,388
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of property	—	(14,274)
Depreciation and amortization	—	479
Depreciation and amortization	30,828	28,025
Stock based compensation	2,226	1,459
Bad debt expense	1,780	216
Amortization of deferred market rent	(1,107)	(1,364)
Amortization of deferred financing costs and bond discount	2,010	2,407
Amortization of rent abatement	1,329	1,120
Equity in losses of affiliate	92	—
Change in financing obligation	(320)	—
Gain on early retirement of debt	(6,347)	(3,006)
Changes in assets and liabilities:
Escrows and reserves	(1,580)	4,657
Accounts and other receivables	(905)	(157)
Accrued straight-line rents	(2,188)	(1,635)
Prepaid expenses and other assets	(1,661)	(1,537)
Tenant security deposits	(176)	(24)
Accounts payable and accrued expenses	1,797	1,096
Accrued interest	1,374	1,755
Rents received in advance	1,200	591
Deferred costs	(4,585)	(6,290)

Total adjustments	23,767	13,518

Net cash provided by operating activities	31,181	31,906

Cash flows from investing activities:
Proceeds from sale of real estate assets	—	50,573
Purchase deposit on future acquisitions	(2,500)	—
Additions to rental property	(17,818)	(18,090)
Additions to construction in progress	(905)	(9,533)
Acquisition of rental property and associated intangible assets	—	(46,573)

Net cash used in investing activities	(21,223)	(23,623)

Cash flows from financing activities:
Financing costs	(1)	(1,090)
Proceeds from debt	31,500	192,300
Proceeds from the issuance of stock, net	22,277	38,165
Repayments of debt	(47,026)	(209,428)
Dividends to shareholders	(20,520)	(24,892)
Distributions to noncontrolling interests	(572)	(795)
Redemption of partnership units	—	(80)
Stock option exercises	—	38

Net cash used in financing activities	(14,342)	(5,782)

Net (decrease) increase in cash and cash equivalents	(4,384)	2,501
Cash and cash equivalents, beginning of period	16,352	5,198

Cash and cash equivalents, end of period	$11,968	$7,699

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered real estate investment trust that focuses on owning, operating, developing and redeveloping business parks and industrial properties in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant business parks and industrial properties. Business parks combine office building features with industrial property space, while industrial properties generally are used as warehouse, distribution or manufacturing facilities.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2009, the Company was the sole general partner of, and owned a 97.6% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     As of September 30, 2009, the Company’s consolidated portfolio totaled approximately 12 million square feet and the Company’s properties were 86.6% occupied by 591 tenants. As of September 30, 2009, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
     The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and as updated from time to time in other filings with the Securities and Exchange Commission (“SEC”).
     In the Company’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year. We have evaluated all subsequent events through November 6, 2009, the filing date of these consolidated financial statements.
(b) Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; future cash flows, discount and cap rate assumptions used to value acquired properties and to test impairment of certain long-lived assets and goodwill; market lease rates, lease-up periods and leasing and tenant improvement costs used to value intangible assets acquired. Actual results could differ from those estimates.
     The United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. These disruptions in the financial markets may have a material adverse effect on the market value of our common shares and may have a material impact on the estimates discussed above.
(c) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its business parks and industrial properties. The Company recognizes rental revenue on a straight-line basis over the life of its leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, collectability is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in other income of $5 thousand and $106 thousand for the three and nine months ended September 30, 2009, respectively, and $45 thousand and $863 thousand for the three and nine months ended September 30, 2008, respectively.
     Concurrent with the Company’s August and September 2008 acquisitions of Triangle Business Center and RiversPark I, respectively, the former owner entered into master lease agreements for vacant space that was not producing rent at the time of the acquisitions. Payments received under the master lease agreements are recorded as a reduction to rental property rather than as rental income as the payments were determined to be a reduction in the purchase consideration at the time of acquisition. Payments received under these master lease agreements totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively. The Company did not receive any payments under these master lease agreements for the three months ended September 30, 2008.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the values of its investments in real estate. The Company did not record any impairment to its real estate assets during the nine months ended September 30, 2009 and 2008.
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
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest cost. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from cession of major construction activity, if the property is not occupied. Total interest expense capitalized to construction in progress was $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
(g) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
■	the value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

■	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fourteen years; and

■	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(h) Investment in Affiliate
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture as the Company adheres to requirements regarding consolidation of variable interest entities. When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment on its consolidated balance sheets as “Investment in Affiliate.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings, losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded on its consolidated statements of operations as “Equity in Earnings or Losses of Affiliate.”
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
(i) Sales of Real Estate
     The Company accounts for sales of real estate in accordance with the requirements for full profit recognition, which occurs when the sale is consummated, the buyer has made adequate initial and continuing investments in the property, the Company’s receivable is not subject to future subordination, and the seller does not have a substantial continuing involvement with the property, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the sale is consummated. For sales transactions that do not meet the criteria for full profit recognition, the Company accounts for the transactions as partial sales or financing arrangements required by GAAP. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which the Company has or receives an interest are accounted for as partial sales.
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $30.5 million and $29.0 million at September 30, 2009 and December 31, 2008, respectively.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with GAAP, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded equal to the difference. No impairment losses were recognized during the nine months ended September 30, 2009 and 2008.
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

(l) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary that was inactive for the nine months ended September 30, 2009 and 2008.
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
     At December 31, 2008, 2.7% of the total outstanding Operating Partnership units were not owned by the Company. For the nine months ended September 30, 2009, the Company issued 2.1 million common shares through its controlled equity offering agreement, which resulted in the issuance in an equivalent amount of Operating Partnership units. During the third quarter of 2009, 40,000 Operating Partnership units were redeemed for 40,000 common shares valued at $0.5 million. At September 30, 2009, 732,712 Operating Partnership units, or 2.4% of the total outstanding Operating Partnership units were not owned by the Company. There were no Operating Partnership units purchased with available cash during the nine months ended September 30, 2009. Based on the closing share price of the Company’s common stock at September 30, 2009, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company would be approximately $8.5 million.
(n) Earnings Per Share
     Basic earnings per share (“EPS”), is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. In September 2008, new accounting guidance was issued regarding whether instruments granted in share-based payment transactions are participating securities. As a result of the Company’s outstanding unvested shares with non-forfeitable dividend rights, which are considered participating securities, it has applied the two-class method of determining EPS. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income available to common shareholders in the Company’s computation of EPS.

     The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share calculations:
Income from continuing operations	$624	$332	$7,414	$2,779
Income from discontinued operations	—	—	—	15,609

Net income	624	332	7,414	18,388
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(16)	(10)	(202)	(567)

Net income attributable to common shareholders	608	322	7,212	17,821
Less: Allocation to participating securities	(153)	(120)	(362)	(297)

Income available to common shareholders	$455	$202	$6,850	$17,524

Denominator for basic and diluted earnings per share calculations:
Weighted average shares outstanding — basic	28,134	24,150	27,434	24,121
Effect of dilutive shares:
Employee stock options and non-vested shares	97	54	68	51

Weighted average shares outstanding — diluted	28,231	24,204	27,502	24,172

Amounts attributable to common shareholders per share —basic and diluted:
Income from continuing operations	$0.02	$0.01	$0.25	$0.10
Income from discontinued operations	—	—	—	0.63

Net income	$0.02	$0.01	$0.25	$0.73

Amounts attributable to common shareholders:
Income from continuing operations	$608	$322	$7,212	$2,693
Income from discontinued operations	—	—	—	15,128

Net income	$608	$322	$7,212	$17,821

     In accordance with accounting requirements regarding earnings per share, the Company did not include the following anti-dilutive shares in its calculation of diluted earnings per share (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock option awards	763	667	771	684
Non-vested share awards	212	77	252	89

	975	744	1,023	773

     Approximately 1.4 million anti-dilutive shares from the assumed conversion of the Company’s Exchangeable Senior Notes were excluded from its calculation of earnings per share for the three and nine months ended September 30, 2009 and 2.5 million anti-dilutive shares were excluded for the three and nine months ended September 30, 2008.
(o) Share-Based Compensation
     Stock Options Summary
     During the first quarter of 2009, the Company issued 103,250 options to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The maximum term of the options granted is ten years. The Company recognized compensation expense related to stock options of $48 thousand and $50 thousand for the three months ended September 30, 2009 and 2008, respectively, and $140 thousand and $157 thousand for the nine months ended September 30, 2009 and 2008, respectively.

     Non-vested share awards
     On February 24, 2009, the Company granted 102,714 restricted common shares to its officers. The awards will vest ratably over a four year award term and were valued based on the outstanding share price at the date of issuance. On May 21, 2009, the Company granted 308,142 restricted common shares in two separate awards to its officers. The first award of 102,714 common shares will vest ratably over a four year award term and was valued based on the outstanding share price at the date of issuance. The second award of 205,428 common shares will vest in four separate tranches based upon the Company’s achievement of specified performance conditions.
     On May 21, 2009, the Company issued a total of 27,120 common shares to its non-employee trustees, all of which will vest on the anniversary of the award date. The trustee shares were valued based on the outstanding share price at the date of issuance. The Company recognized compensation expense associated with all restricted share based awards of $0.9 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $2.1 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.
(p) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(q) Application of New Accounting Standards
     Effective January 1, 2009, the Company retrospectively adopted new accounting requirements regarding accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. These new requirements specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest costs are recognized in subsequent periods. The Company compared the present value of its Exchangeable Senior Notes, which were issued in December 2006, to the present value of hypothetical senior notes, without a conversion feature, issued at the same time. The difference attributed to the conversion feature was retrospectively recorded as part of shareholders’ equity with a corresponding discount recorded to the Company’s Exchangeable Senior Notes. The discount is amortized over the estimated life of the Exchangeable Senior Notes as interest expense. During 2008 and through the first nine months of 2009, the Company repurchased $74.5 million of principal of its Exchangeable Senior Notes at a discount. In accordance with the new accounting requirements, at the time of repurchase, the Company allocated a portion of the settlement consideration to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment. Any difference between the consideration attributed to the liability component and the sum of (a) the net carrying amount of the liability component and (b) any unamortized debt issuance costs is recognized in the statement of operations as a gain or loss on debt extinguishment. The Company will allocate any remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of shareholders’ equity. In all of the Company’s 2008 and 2009 repurchases of its Exchangeable Senior Notes, the consideration paid was below the fair value of the liability immediately prior to extinguishment, therefore, the Company did not allocate any consideration to the repurchase of the equity component. The Company’s cash interest payments are unaffected by this implementation. The overall impact on the Company’s consolidated financial statements is summarized as follows:
•	Contractual cash interest expense includes $0.6 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.0 million and $3.1 million for the nine months ended September 30, 2009 and 2008, respectively. Non-cash interest expense related to the amortization of the discount on the liability component includes $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively;
•	Additional paid in capital increased by the total discount recorded of $8.7 million, with a shareholders’ equity increase of $3.4 million at December 31, 2008;
•	The gain on the early retirement of debt previously reported was reduced by $1.7 million for the nine months ended September 30, 2008, respectively;
•	The unamortized discount was $1.5 million and $3.4 million at September 30, 2009 and December 31, 2008, respectively; and
•	The total impact of adoption of these new requirements was a reduction in net income attributable to common shareholders of $0.5 million, or $0.02 per diluted share, and $1.9 million, or $0.06 per diluted share, for the three and nine months ended September 30, 2009, respectively, and $0.3 million, or $0.01 per diluted share, and $2.8 million, or $0.12 per diluted share, for the three and nine months ended September 30, 2008, respectively.

     The Company adopted new accounting requirements regarding subsequent events. Companies are required to evaluate events that occurred subsequent to the balance sheet date through the date the consolidated financial statements are issued. The new requirements enhance the accounting and disclosures regarding recognized subsequent events that occurred at the balance sheet date (Type I) and non-recognized subsequent events that occurred after the balance sheet date (Type II). The Company applied the new requirements prospectively, effective for the quarter ended June 30, 2009. See footnote 2(a), Summary of Significant Account Policies. The Company’s adoption of this new accounting requirement did not have a material impact on its consolidated financial statements.
     In June 2009, new accounting requirements were issued regarding amendments to previous guidance regarding consolidation of variable interest entities in the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new requirements also involve ongoing assessments as to whether an enterprise is the primary beneficiary of a Variable Interest Entity (“VIE”), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. Also, a reporting entity will be required to disclose how its involvement with a VIE affects the reporting entity’s consolidated financial statements. These new requirements will be effective for fiscal years beginning after November 15, 2009. The Company is currently determining the effect that adoption of these requirements will have on its consolidated financial statements.
     In July 2009, new guidance was issued regarding the codification of accounting standards. This new guidance requires companies to update their existing references and disclosures of GAAP in consolidated financial statements to a format categorized by topic, subtopic, section and/or paragraph. The codification of such financial information is the sole authoritative reference for nongovernmental GAAP for use in consolidated financial statements and was effective for fiscal periods ending after September 15, 2009. The Company’s adoption of this new requirement did not have a material impact on its consolidated financial statements.
(3) Rental Property
     Rental property represents the property, net of accumulated depreciation, and developable land that are wholly owned by the Company or owned by the Company through a consolidated joint venture. All of the Company’s rental properties are located in the Southern Mid-Atlantic region. Rental property is comprised of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
Land	$225,333	$235,911
Buildings and improvements	772,812	786,401
Construction in process	13,234	12,687
Tenant improvements	73,731	61,674
Furniture, fixtures and equipment	9,898	9,898

	1,095,008	1,106,571
Less: accumulated depreciation	(133,668)	(111,658)

	$961,340	$994,913

(a) Development and Redevelopment Activity
     The Company constructs business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At September 30, 2009, the Company had a total of approximately 0.1 million square feet under development, which consisted of 57 thousand square feet in Northern Virginia and 48 thousand square feet in Southern Virginia. At September 30, 2009, the Company had a total of approximately 0.1 million square feet under redevelopment, which consisted of 42 thousand square feet in Maryland and 71 thousand square feet in Southern Virginia. The Company anticipates that development and redevelopment efforts on the majority of these projects will be completed in 2010.
     At September 30, 2009, the Company owned land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in Maryland, 0.6 million square feet in Northern Virginia and 0.7 million square feet in Southern Virginia.

(b) Acquisitions
     On October 8, 2009, the Company acquired Cloverleaf Center, a four-building, 174,000 square foot business park in Germantown, Maryland, for $25.5 million. The property is currently 97% leased to seven tenants. The acquisition was financed with a $17.5 million mortgage loan and available cash that was funded with proceeds from shares issued through the Company’s controlled equity offering agreement.
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
(4) Investment in Affiliate
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint venture arrangements, the Company provided a guarantee to the joint venture for several lease agreements entered into by the former owner for certain vacancy at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company was no longer required to consolidate the joint venture and applied the equity accounting method to its investment in RiversPark II. The assets, liabilities and operating results of RiversPark II are no longer consolidated on the Company’s consolidated financial statements effective March 17, 2009. There was no significant gain or loss recognized upon the deconsolidation. The Company’s net investment in RiversPark II is recorded as “Investment in Affiliate” on the Company’s consolidated balance sheets. Since the Company is still guaranteeing the leases at RiversPark I, it consolidates all of RiversPark I’s assets, liabilities and operations within its consolidated financial statements. The Company will continue to consolidate RiversPark I until the lease guarantees expire or the underlying space is re-leased, at which time, the Company will no longer consolidate the assets, liabilities and operating results of RiversPark I on its consolidated financial statements and will account for its share of the investment using the equity accounting method.
     As of September 30, 2009, the balance sheet of RiversPark II was as follows (amounts in thousands):

September 30, 2009
Assets:
Rental property, net	$25,208
Cash and cash equivalents	560
Other assets	2,087

Total assets	$27,855

Liabilities:
Mortgage loan	$18,144
Other liabilities	1,663

Total liabilities	19,807

Equity:	8,048

Total liabilities and equity	$27,855

     The following table summarizes the results of operations of RiversPark II for the period subsequent to its deconsolidation. The Company’s share of RiversPark II losses is recorded in its consolidated statements of operations as Equity in Losses of Affiliate (amounts in thousands):

		The period March 17,
	Three Months Ended	2009 through
	September 30, 2009	September 30, 2009
Total revenues	$703	$1,426
Total operating expenses	(185)	(326)

Net operating income	518	1,100
Depreciation and amortization	(365)	(814)
Interest expense	(303)	(653)

Net loss	$(150)	$(367)

(5) Discontinued Operations
     Income from discontinued operations represents revenues and expenses associated with Alexandria Corporate Park, which was sold during the second quarter of 2008. The property was located in the Company’s Northern Virginia reporting segment. The Company reported a gain on the sale of $14.3 million in the third quarter of 2008. The Company has had no continuing involvement with this property subsequent to its disposal. The Company did not dispose of any other properties during the nine months ended September 30, 2009 and 2008.
     The following table summarizes the components of income from discontinued operations (amounts in thousands):

Nine Months Ended
September 30, 2008
Revenue	$2,473
Income from operations of disposed property	1,335
Gain on sale of disposed property	14,274
(6) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	September 30,	December 31,
	2009	2008
		(as adjusted –
		see footnote
		2 (q))
Mortgage loans, effective interest rates ranging from 5.19% to 8.53%, maturing at various dates through September 2021(1)	$291,747	$322,846
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(2)	48,485	80,435
Series A senior notes, effective interest rate of 6.41%, maturing September 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing September 2016	37,500	37,500
Secured term loan, effective interest rate of 3.81%, maturing August 2011(3)(4)	50,000	50,000
Secured term loan, effective interest rate of 5.83%, maturing August 2011(4)(5)	35,000	35,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(4)(5)	15,000	15,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.20%, maturing April 2011(4)(6)	99,400	75,500

	$614,632	$653,781

(1)	Mortgage loans include a variable interest rate mortgage of $9.9 million for RiversPark I, which has an interest rate of LIBOR plus 2.50%. In September 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97%.

(2)	The principal balance of the Exchangeable Senior Notes was $50.5 million and $85.0 million at September 30, 2009 and December 31, 2008, respectively.

(3)	The term loan has a contractual interest rate of LIBOR plus 1.10%. In January 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 2.71% plus a spread of 70 to 125 basis points.

(4)	The unsecured revolving credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option. The Company intends to exercise its extension option or refinance the debt before it reaches maturity. The table above assumes the exercise by the Company of the one-year extension, which is conditioned upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(5)	In August 2008, the Company entered into a $35.0 million variable-rate secured term loan and an interest rate swap agreement that fixed the underlying interest rate on the loan. In December 2008, the Company borrowed an additional $15.0 million under an amendment to the loan, which increased its total obligation to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. As of September 30, 2009, the initial term loan balance is fixed at 5.83%.

(6)	The unsecured revolving credit facility has a contractual interest rate of LIBOR plus a spread of 80 to 135 basis points.

(a) Mortgage Loans
     At September 30, 2009 and December 31, 2008, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective		Maturity	September 30,	December 31,
Property	Interest Rate	Interest Rate		Date	2009	2008
Glenn Dale Business Center (1)	7.83%	5.13%		—	$—	$8,152
4200 Tech Court (2)(4)	8.07%	8.07%		October 2009	1,705	1,726
Park Central I (3)	8.00%	5.66%		November 2009	4,565	4,754
4212 Tech Court	8.53%	8.53%		June 2010	1,671	1,689
Park Central II	8.32%	5.66%		November 2010	5,670	5,902
Enterprise Center (4)	8.03%	5.20%		December 2010	17,576	18,102
Indian Creek Court (4)	7.80%	5.90%		January 2011	12,518	12,818
403/405 Glenn Drive	7.60%	5.50%		July 2011	8,324	8,529
4612 Navistar Drive (4)	7.48%	5.20%		July 2011	12,791	13,130
RiversPark I and II (5)	LIBOR+2.50%	5.97%		September 2011	9,856	28,000
Campus at Metro Park (4)	7.11%	5.25%		February 2012	23,579	24,154
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,940	10,202
Crossways Commerce Center	6.70%	6.70%		October 2012	24,711	25,008
Newington Business Park Center	6.70%	6.70%		October 2012	15,588	15,775
Prosperity Business Center	6.25%	5.75%		January 2013	3,665	3,752
Aquia Commerce Center I	7.28%	7.28%		February 2013	518	610
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,557	8,749
Linden Business Center	6.01%	5.58%		October 2013	7,271	7,379
Owings Mills Business Center	5.85%	5.75%		March 2014	5,577	5,650
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,643	8,728
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	99,625	100,000
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	783	862
Building C	7.88%	6.63%		December 2017	1,181	1,260
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	2,042	2,245
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,588	2,695
Gateway Centre Building I	7.35%	5.88%		November 2016	1,391	1,505
Airpark Business Center	7.45%	6.63%		June 2021	1,412	1,470

Total Mortgage Debt		5.63	%(6)		$291,747	$322,846

(1)	The loan was repaid on May 1, 2009.

(2)	The loan was repaid on October 1, 2009.

(3)	The loan was repaid on November 2, 2009.

(4)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The Company calculates interest expense using the effective interest method over the anticipated period during which it expects the debt to be outstanding.

(5)	On March 17, 2009, the Company deconsolidated RiversPark II and, therefore, the assets, liabilities and operating results of RiversPark II are no longer consolidated on the Company’s consolidated financial statements, which include $18.1 million of mortgage debt. For more information, see footnote 4, Investment in Affiliate.

(6)	Weighted average interest rate on total mortgage debt.
     During the fourth quarter of 2009, the Company repaid a $1.7 million mortgage loan encumbering 4200 Tech Court and a $4.5 million mortgage loan encumbering Park Central I with available cash.
     On October 8, 2009, the Company acquired Cloverleaf Center, which was financed with a $17.5 million mortgage loan and available cash that was funded with proceeds from shares issued through the Company’s controlled equity offering agreement. The mortgage loan has a fixed interest rate of 6.75% and matures in October 2014, with two one-year extension options. The

Company has the right to exercise the two one-year options, which provide for a fixed interest rate to be calculated at the beginning of each extension period and not to be lower than 6.50%.
(b) Exchangeable Senior Notes
     During the third quarter of 2009, the Company used available cash and proceeds from the sale of common stock issued through its controlled equity offering agreement to repurchase $8.5 million of its Exchangeable Senior Notes, at a weighted average discount of 12%. The transactions resulted in a gain of $0.6 million, net of deferred financing costs and discounts. The Company evaluated the fair value of the repurchased debt based on the cash flows at the date of repurchase, which were discounted at risk-adjusted rates. Based on this calculation, the fair value of repurchased debt was greater than the repurchase price; therefore, the Company did not allocate any of the repurchase price to the equity components of the Exchangeable Senior Notes. At September 30, 2009, the Exchangeable Senior Notes were convertible into 28.039 shares for each $1,000 of principal amount for a total of approximately 1.4 million shares. The Company was in compliance with all the terms of its Exchangeable Senior Notes at September 30, 2009.
(c) Unsecured Revolving Credit Facility
     During the third quarter of 2009, the Company borrowed $6.0 million on its unsecured revolving credit facility, which it repaid during the quarter. As of September 30, 2009, the effective underlying interest rate on the Company’s unsecured revolving credit facility was 1.5% At September 30, 2009, the Company had available borrowings of $25.5 million under its unsecured revolving credit facility and the Company was in compliance with all of the terms of its unsecured revolving credit facility.
(7) Derivative Instruments and Comprehensive Income
     The Company is exposed to certain risks arising from business operations and economic factors. The Company uses derivative financial instruments to manage exposures that arise from business activities in which its future exposure to interest rate fluctuations is unknown. The objective in the use of an interest rate derivative is to add stability to interest expenses and manage exposure to interest rate changes. No hedging activity can completely insulate the Company from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect the Company or adversely affect it because, among other things:
•	available interest rate hedging may not correspond directly with the interest rate risk for which the Company seeks protection;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs the Company’s ability to sell or assign its side of the hedging transaction.
     During 2008, the Company entered into three separate interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements are effective over the life of the debt instrument that is being hedged. The table below summarizes the Company’s three interest rate swap agreements as of September 30, 2009 (dollars in thousands):

Transaction Date	Instrument	Amount	Contractual Interest Rate	Effective Interest Rate
January 2008	Term Loan	$50,000	LIBOR plus variable spread (1)	2.71% plus a variable spread(1)
August 2008	Term Loan	35,000	LIBOR plus 250 basis points	5.83%
September 2008	Mortgage Loan(2)	9,856	LIBOR plus 250 basis points	5.97%

		$94,856

(1)	At September 30, 2009, the contractual interest rate on the Company’s $50 million term loan was LIBOR plus 1.10% and the effective interest rate was 3.81%.

(2)	Excludes the $18.1 million mortgage loan for RiversPark II, which was deconsolidated with the assets, liabilities and operating results of RiversPark II on March 17, 2009. The swap agreement associated with the $18.1 million deconsolidated mortgage loan remains in effect and under the same terms as the consolidated mortgage loan.
     The Company’s interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities.

     Total comprehensive income is summarized as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income	$624	$332	$7,414	$18,388
Unrealized gain (loss) on derivative instruments	154	(289)	785	393

Total comprehensive income	778	43	8,199	18,781
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(20)	(1)	(223)	(580)

Comprehensive income attributable to common shareholders	$758	$42	$7,976	$18,201

(8) Fair Value of Financial Instruments
     The Company adopted accounting provisions which outline a valuation framework and create a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and the Company provides the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.
     The Company has three interest rate swap derivative instruments that are measured under the accounting provisions regarding fair value. The derivatives are valued based on the prevailing market yield curve on the measurement date. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy.
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
     Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
     Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2009. The derivative instruments in the table below are recorded on the Company’s consolidated balance sheets under “Accounts payable and other liabilities” (amounts in thousands):

	Balance at
	September 30, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument-swap agreements	$2,252	$—	$2,252	$—

     For the nine months ended September 30, 2009, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis.
     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The Company calculates fair value of its financial instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date.

     The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows (amounts in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgage debt	$291,747	$268,150	$322,846	$307,247
Exchangeable senior notes(1)	48,485	46,460	80,435	60,350
Series A senior notes	37,500	37,467	37,500	28,199
Series B senior notes	37,500	36,781	37,500	24,239
Secured term loans	100,000	96,851	100,000	101,691
Unsecured revolving credit facility	99,400	94,512	75,500	76,739

Total	$614,632	$580,221	$653,781	$598,465

(1)	During the nine months ended September 30, 2009, the Company repurchased $34.5 million of its Exchangeable Senior Notes at a discount.
(9) Shareholders’ Equity
     During the third quarter of 2009, the Company issued 1.6 million common shares through its controlled equity offering agreement at a weighted average price of $10.68 per share. In October 2009, the Company issued an additional 0.1 million common shares through its controlled equity offering agreement at a weighted average price of $11.75 per share. The offerings generated net proceeds of $17.9 million, which were used to repurchase a portion of the Company’s Exchangeable Senior Notes at a discount, to reduce a portion of its unsecured revolving credit facility and to fund the cash portion of the Cloverleaf Center acquisition, which closed in October 2009.
     As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity, and therefore, the Company does not allocate its equity to any noncontrolling interests. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2008	$365,293	$10,627
Net income	7,212	202
Changes in ownership	25,651	(478)
Distributions to owners	(20,520)	(572)
Other comprehensive income	764	21

Balance, September 30, 2009	$378,400	$9,800

(10) Segment Information
     The Company’s reportable segments consist of three distinct reporting and operational segments within the broader Southern Mid-Atlantic geographic area in which it operates: Maryland, Northern Virginia and Southern Virginia.
     The Company evaluates the performance of its segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains from sale of assets, interest expense, general and administrative costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items other than straight-line and deferred market amortization reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended September 30, 2009
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	72	48	54	174
Square feet	3,610,072	2,820,535	5,262,230	11,692,837

Total revenues	$10,706	$10,010	$12,158	$32,874
Property operating expense	(2,866)	(2,281)	(3,002)	(8,149)
Real estate taxes and insurance	(1,142)	(971)	(1,070)	(3,183)

Total property operating income	$6,698	$6,758	$8,086	21,542

Depreciation and amortization expense				(10,132)
General and administrative				(3,609)
Other expenses, net				(7,177)

Net income				$624

Total assets(2)	$383,701	$294,577	$318,954	$1,043,582

Capital expenditures(3)	$4,068	$7,605	$6,988	$18,723

	Three Months Ended September 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	74	47	54	175
Square feet	3,749,989	2,816,409	5,254,201	11,820,599

Total revenues	$10,263	$9,335	$11,470	$31,068
Property operating expense	(2,137)	(2,041)	(2,982)	(7,160)
Real estate taxes and insurance	(1,040)	(1,090)	(1,043)	(3,173)

Total property operating income	$7,086	$6,204	$7,445	20,735

Depreciation and amortization expense				(9,113)
General and administrative				(2,797)
Other expenses, net				(8,493)

Net income				$332

Total assets(2)	$431,507	$281,872	$308,236	$1,069,972

Capital expenditures(3)	$8,178	$9,647	$9,582	$27,623

	Nine Months Ended September 30, 2009
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$33,302	$29,636	$36,081	$99,019
Property operating expense	(8,969)	(6,822)	(8,727)	(24,518)
Real estate taxes and insurance	(3,319)	(3,204)	(3,186)	(9,709)

Total property operating income	$21,014	$19,610	$24,168	64,792

Depreciation and amortization expense				(30,183)
General and administrative				(9,487)
Other expenses, net				(17,708)

Net income				$7,414

	Nine Months Ended September 30, 2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$30,928	$27,203	$33,489	$91,620
Property operating expense	(6,314)	(5,830)	(7,947)	(20,091)
Real estate taxes and insurance	(2,926)	(3,093)	(3,103)	(9,122)

Total property operating income	$21,688	$18,280	$22,439	62,407

Depreciation and amortization expense				(27,373)
General and administrative				(8,336)
Other expenses, net				(23,919)
Income from discontinued operations				15,609

Net income				$18,388

(1)	Includes the results of a three-building, 160,470 square foot property that is owned by the Company through a consolidated joint venture.

(2)	Corporate assets not allocated to any of our reportable segments totaled $46,350 and $48,357 at September 30, 2009 and 2008, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $62 and $216 for the nine months ended September 30, 2009 and 2008, respectively.
(11) Supplemental Disclosure of Cash Flow Information
     Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows (amounts in thousands):

	2009	2008
Cash paid for interest, net	$22,882	$24,389
Non-cash investing and financing activities:
Conversion of Operating Partnership units into common shares	507	358
     Cash paid for interest on indebtedness is net of capitalized interest of $0.3 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively.
     During the nine months ended September 30, 2009 and 2008, 40,000 and 26,181 Operating Partnership units, respectively, were redeemed for the Company’s common shares.
     On March 17, 2009, the Company deconsolidated a joint venture that owned RiversPark II and removed all its related assets and liabilities from its consolidated balance sheet as of the date of deconsolidation. For more information, see footnote 4 — Investment in Affiliate.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust.
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered real estate investment trust (“REIT”). The Company focuses on owning, operating, developing and redeveloping business parks and industrial properties in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant business parks and industrial properties. Business parks combine office building features with industrial property space, while industrial properties generally are used as warehouse, distribution or manufacturing facilities.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2009, the Company was the sole general partner of, and owned a 97.6% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
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
     As of September 30, 2009, the Company’s consolidated portfolio totaled approximately 12 million square feet and the Company’s properties were 86.6% occupied by 591 tenants. As of September 30, 2009, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a REIT for federal income tax purposes.
Executive Summary
     The Company’s funds from operations (“FFO”) for the third quarter of 2009 were $10.7 million, or $0.37 per diluted share ($0.35 per diluted share, excluding gains on the retirement of debt), compared with $9.4 million, or $0.38 per diluted share, during the third quarter of 2008. The Company’s net income attributable to common shareholders for the third quarter of 2009 increased to $0.6 million, or $0.02 per diluted share, compared with net income attributable to common shareholders of $0.3 million, or $0.01 per diluted share, for the third quarter of 2008.
     The Company’s FFO for the first nine months of 2009 increased to $37.1 million, or $1.31 per diluted share ($1.09 per diluted share, excluding gains on the retirement of debt), compared with $32.0 million, or $1.28 per diluted share ($1.16 per diluted share, excluding gains on the retirement of debt), for the first nine months of 2008. The Company reported net income attributable to common shareholders for the first nine months of 2009 of $7.2 million, or $0.25 per diluted share, compared with net income attributable to common shareholders of $17.8 million, or $0.73 per diluted share, for the first nine months of 2008, which included a gain from the sale of a property of $14.3 million, or $0.57 per diluted share after noncontrolling interests.

Significant Third Quarter and Subsequent Event Transactions
•	During the third quarter of 2009, the Company issued 1.6 million common shares through its controlled equity offering agreement at a weighted average price of $10.68 per share. In October 2009, the Company issued an additional 0.1 million common shares through its controlled equity offering agreement at a weighted average price of $11.75 per share. The offerings generated net proceeds of $17.9 million, which were used to repurchase a portion of the Company’s Exchangeable Senior Notes at a discount, to reduce a portion of its unsecured revolving credit facility and to fund the cash portion of the Cloverleaf Center acquisition. Since the beginning of 2009 and through the filing date of these consolidated financial statements, the Company has issued 2.2 million common shares through its controlled equity offering agreement, generating net proceeds of $23.3 million;

•	The Company repurchased $8.5 million of its Exchangeable Senior Notes, at a 12% discount, resulting in a gain of $0.6 million, or $0.02 per diluted share. For the nine months ended September 30, 2009, the Company repurchased $34.5 million of its Exchange Senior Notes, at a 23% discount, resulting in a gain of $6.3 million, or $0.23 per diluted share;

•	The Company executed 80,000 square feet of new leases, including 24,000 square feet at 1400 Cavalier Boulevard, which is located in the Company’s Southern Virginia reporting segment, and 18,000 square feet at Annapolis Commerce Park East, which is located in the Company’s Maryland reporting segment. Rent is expected to commence for the majority of these new leases by the end of the first quarter of 2010; and

•	The Company executed 370,000 square feet of renewal leases, which reflects a 90% retention rate. Renewal leases in the quarter include 79,000 square feet at Annapolis Commerce Park East, 66,000 square feet at Crossways Commerce Center and 59,000 square feet at Frederick Industrial Park.

•	On October 8, 2009, the Company acquired Cloverleaf Center, a four-building, 174,000 square foot business park in Germantown, Maryland, for $25.5 million. The property is currently 97% leased to seven tenants. The acquisition was financed with a $17.5 million mortgage loan and available cash that was funded with proceeds from shares issued through the Company’s controlled equity offering agreement.
Development and Redevelopment Activity
     As of September 30, 2009, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company intends to construct business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
     During the third quarter of 2009, the Company completed redevelopment efforts on approximately 57,000 square feet of space at Interstate Plaza in its Northern Virginia reporting segment and 8,000 square feet of space at Park Central in its Southern Virginia reporting segment.
     As of September 30, 2009, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Greenbrier Technology Center III — a 48,000 square foot three-story office building has been designed, all permits have been received and construction is set to commence. Costs to date include civil, architectural, mechanical, electrical and plumbing design as well as permit fees; and

•	Sterling Park Business Center, Lot 7 — a 57,000 square foot office building, adjacent to a recently completed building, has been designed, all permits have been received and construction is pending further leasing activity. Costs to date include civil site preparation work, architectural, mechanical, electrical and plumbing design as well as permit fees.
Redevelopment
•	Enterprise Parkway — a 71,000 square foot multi-tenanted office redevelopment. Costs incurred to date include building, lobby and common corridor renovations, design documents and permit fees for major common area bathroom renovations as well as schematic architectural and engineering design for future tenant layouts; and

•	Gateway 270 — a 42,000 square foot business park redevelopment has been designed, all permits have been processed and construction is set to commence. The majority of the costs incurred to date include architectural and engineering design work.
     The Company anticipates development and redevelopment efforts on these projects will continue into 2010. The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the space. At September 30, 2009, the Company owned developable land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in Maryland, 0.6 million square feet in Northern Virginia and 0.7 million square feet in Southern Virginia.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions or changes in management’s intended holding period indicate a possible impairment of the value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the values of its investments in real estate. The Company did not record any impairment to its real estate assets during the nine months ended September 30, 2009 and 2008.
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
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value, which is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The purchase price is also allocated as follows:
■	the value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the market value of the lease origination costs had the in-place leases been originated on the date of acquisition; the value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;
■	the value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated fair market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fourteen years; and
■	the intangible value of tenant or customer relationships.
     The Company’s determination of these values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
Goodwill and Impairment Analysis
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC, the entity that manages the Company’s properties, to the Operating Partnership. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. All acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the nine months ended September 30, 2009 and 2008.

Investment in Affiliate
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture will affect the Company’s accounting treatment for the joint venture as the Company adheres to requirements regarding consolidation of variable interest entities. When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment on its consolidated balance sheets as “Investment in Affiliate.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings, losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded on its consolidated statements of operations as “Equity in Earnings or Losses of Affiliate.”
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
Share-Based Compensation
     The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The value for all share-based payment transactions are recognized as a component of income from continuing operations.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008
     2008 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $46.4 million during 2008: four buildings at Triangle Business Center; three buildings at RiversPark I; and three buildings at RiversPark II. In December 2008, the Company contributed the RiversPark I and II buildings to a newly formed joint venture, which it consolidated in its consolidated financial statements as a result of certain lease guarantees. On March 17, 2009, a tenant at RiversPark II renewed its lease, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company deconsolidated the assets, liabilities and operating results for RiversPark II effective March 17, 2009. Collectively, the properties are referred to as the “2008 Acquisitions.”

     The balance of the portfolio is referred to as the “Remaining Portfolio.” The operating results of the Company’s Cloverleaf Center acquisition are not included in the below results as the property was acquired in the fourth quarter of 2009.
Total Revenues
     Total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Rental	$27,149	$25,491	$80,885	$75,316	$1,658	7%	$5,569	7%
Tenant reimbursements & other	$5,725	$5,577	$18,134	$16,304	$148	3%	$1,830	11%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $1.7 million and $5.6 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008. The increase in rental revenue was primarily attributable to the Remaining Portfolio, which had an increase of $1.3 million and $3.9 million of rental revenue for the three and nine months ended September 30, 2009, respectively, compared with 2008 due to an increase in rental rates when compared with the prior year. The increase in rental revenue was also attributed to an increase in occupancy as the Company’s portfolio weighted average occupancy was 86.5% for the nine months ended September 30, 2009 compared with 86.3% for the nine months ended September 30, 2008. The 2008 Acquisitions contributed additional rental revenue of $0.4 million and $1.7 million for the three and nine months ended September 30, 2009, respectively.
     The increase in rental revenue for the three and nine months ended September 30, 2009 compared with 2008 includes $0.5 million and $2.0 million, respectively, for the Company’s Maryland reporting segment, $0.6 million and $1.6 million, respectively, for the Northern Virginia reporting segment and $0.6 million and $2.0 million, respectively, for the Southern Virginia reporting segment. The increase in rental revenue for the Maryland reporting segment was due to the 2008 Acquisitions, which was partially offset by an increase in vacancy in the region. The increase in rental revenue in the Northern and Southern Virginia reporting segments was primarily due to higher market rental rates and higher occupancy for the three and nine months ended September 30, 2009 compared with 2008.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $0.1 million and $1.8 million during the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008. The Remaining Portfolio contributed an increase in tenant reimbursements and other revenues of $60 thousand and $1.4 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008, due to an increase in recoverable property operating expenses. The 2008 Acquisitions contributed $90 thousand and $0.4 million of additional tenant reimbursements and other revenues for the three and nine months ended September 30, 2009, respectively.
     The increases in tenant reimbursements and other revenues for the three and nine months ended September 30, 2009 compared with 2008 include $0.1 million and $0.8 million, respectively, for the Northern Virginia reporting segment and $0.1 million and $0.6 million, respectively, for the Southern Virginia reporting segment. Tenant reimbursements and other revenues decreased $0.1 million for the three months ended September 30, 2009 and increased $0.4 million for the nine months ended September 30, 2009 for the Company’s Maryland reporting segment. The decrease for the three months ended September 30, 2009 was a result of lower reimbursement revenue due to lower occupancy for the region.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Property operating	$8,149	$7,160	$24,518	$20,091	$989	14%	$4,427	22%

Real estate taxes & insurance	$3,183	$3,173	$9,709	$9,122	$10	—	$587	6%
     Property operating expenses increased $1.0 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008. Property operating expenses for the Remaining Portfolio increased $0.8 million and $3.6 million during the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008, primarily due to higher bad debt expense and utility expense. The Company’s 2008 Acquisitions contributed $0.2 million and $0.8 million of additional property operating expenses for the three and nine months ended September 30, 2009, respectively. In anticipation of higher tenant credit losses, the Company increased its reserves for bad debt expense in 2009, which contributed bad debt expense of $0.4 million and $1.8 million for the three and nine months ended September 30, 2009, respectively, compared with $0.2 million for both the three and nine months ended September 30, 2008.
     The increase in total property operating expenses for the three and nine months ended September 30, 2009 compared with 2008 include $0.7 million and $2.7 million, respectively, for the Company’s Maryland reporting segment, $0.2 million and $1.0 million, respectively, for the Northern Virginia reporting segment and $19 thousand and $0.7 million, respectively, for the Southern Virginia reporting segment.
     Real estate taxes and insurance expense increased $10 thousand and $0.6 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008. The Remaining Portfolio experienced a $36 thousand decrease in real estate taxes and insurance for the three months ended September 30, 2009 compared with 2008 and an increase in real estate taxes and insurance expense of $0.4 million for the nine months ended September 30, 2009 compared with 2008. The 2008 Acquisitions contributed $47 thousand and $0.2 million of additional real estate taxes and insurance for the three and nine months ended September 30, 2009, respectively.
     Real estate taxes and insurance for the three and nine months ended September 30, 2009 compared with 2008 increased $0.1 million and $0.4 million, respectively, for the Company’s Maryland reporting segment. For the Northern Virginia reporting segment, real estate taxes and insurance decreased $0.1 million for the three months ended September 30, 2009 and increased $0.1 million for the nine months ended September 30, 2009. For the Southern Virginia reporting segment, real estate taxes and insurance increased $27 thousand and $0.1 million for the three and nine months ended September 30, 2009, respectively, compared with 2008.
Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
General and administrative	$3,609	$2,797	$9,487	$8,336	$812	29%	$1,151	14%
     General and administrative expenses increased $0.8 million and $1.2 million for the three and nine months ended September 30, 2009, respectively, compared with 2008, primarily due to increased share-based compensation expense as a result of restricted shares issued to the Company’s executives in 2009.

     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Depreciation and amortization	$10,132	$9,113	$30,183	$27,373	$1,019	11%	$2,810	10%

     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. For the three and nine months ended September 30, 2009, depreciation and amortization expense increased $1.0 million and $2.8 million, respectively. The Remaining Portfolio generated additional depreciation and amortization expense of $0.8 million and $1.9 million, respectively, due to an increase in expense related to the disposal of assets from tenants that vacated during the year. The remaining increase in depreciation and amortization expense for the three and nine months ended September 30, 2009 was attributed to the 2008 Acquisitions.

Other Expenses (Income)

Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Decrease	Change	Decrease	Change
Interest expense	$7,929	$8,635	$24,368	$27,302	$706	8%	$2,934	11%
     The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period over period comparisons of interest expense.
     Interest expense decreased $0.7 million and $2.9 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008, primarily due to the Company’s efforts in refinancing its existing debt at lower interest rates as well as reducing its outstanding debt level. At September 30, 2009, the Company had $614.6 million of debt outstanding at a weighted average interest rate of 4.9% compared with $650.9 million of debt outstanding at a weighted average interest rate of 5.6% at September 30, 2008.
     For the three and nine months ended September 30, 2009, the Company’s mortgage interest expense decreased $0.4 million and $2.5 million, respectively, as the Company retired $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio in 2008. The prepayment of the $72.1 million Suburban Maryland Portfolio mortgage loan, in the third quarter of 2008, was partially financed through the issuance of a $35.0 million term loan, later amended to increase the total commitment to $50.0 million, which resulted in an additional $0.1 million and $0.9 million of interest expense during the three and nine months ended September 30, 2009, respectively. The remainder was financed with a draw on the Company’s unsecured revolving credit facility. The Company also used its unsecured revolving credit facility to primarily fund the partial repurchase its Exchangeable Senior Notes. Since the beginning of 2008, the Company has repurchased $74.5 million of its Exchangeable Senior Notes at a discount, which resulted in a $0.5 million and $1.6 million decrease of interest expense and discount amortization for the three and nine months ended September 30, 2009, respectively. The increased borrowings on the unsecured revolving credit facility were offset by a lower weighted average interest rate. For the three and nine months ended September 30, 2009, the Company’s average balance on its unsecured revolving credit facility was $102.5 million and $92.0 million, respectively, with a weighted average interest rate of 1.5% and 1.6%, respectively, compared with $83.0 million and $69.3 million with a weighted average interest rate of 3.7% and 4.1% for the three and nine months ended September 30, 2008, respectively. The lower weighted average interest rate on the unsecured revolving credit facility resulted in a $0.4 million and $1.0 million decrease of interest expense during the three and nine months ended September 30, 2009, respectively. The decline in interest rates in 2009 compared with 2008 resulted in $0.3 million and $1.0 million less of interest expense related to a $50.0 million variable-rate term loan that originated in 2007 for the three and nine months ended September 30, 2009, respectively. The Company entered into interest rate swap agreements to fix the interest rates of its $50.0 million term loan and the original $35.0 million of the above mentioned term loan, which due to a decline in interest rates resulted in a combined $0.5 million and $1.6 million of additional interest expense for the three and nine months ended September 30, 2009, respectively.
     The decrease in the Company’s interest expense was partially offset by a $0.4 million and $0.9 million decrease in capitalized interest for the three and nine months ended September 30, 2009 due to a decline in development and redevelopment activity in 2009 compared with 2008. Also, the Company recorded Financing Obligation income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, compared with 2008 as the Company’s consolidated joint venture, which was entered into during December 2008, incurred a loss for the three and nine months ended September 30, 2009.
     Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Interest and other income	$150	$142	$406	$377	$8	6%	$29	8%
     Interest and other income include amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income increased for the three and nine months ended September 30, 2009 primarily due to higher average cash balances. The Company earned a weighted average interest rate of 3.5% and 3.5% on average cash balances of $8.7 million and $7.0 million for the three and nine months ended September 30, 2009, respectively, compared with a weighted average interest rate of 3.5% and 3.7% on average cash balances of $5.1 million and $4.3 million during the three and nine months ended September 30, 2008, respectively.
     Equity in losses of affiliate is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Equity in losses of affiliate	$38	$—	$92	$—	$38	—	$92	—
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint ventures, the Company provided a guarantee to the joint venture for several lease agreements entered into by the former owner for certain vacancies at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company applied equity accounting to RiversPark II and, therefore, the operating results of RiversPark II are no longer consolidated on the Company’s consolidated financial statements effective March 17, 2009.
     Gain on early retirement of debt is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Increase	Change
Gain on early retirement of debt	$640	$—	$6,346	$3,006	$640	—	$3,340	111%
     During the third quarter of 2009, the Company used available cash and a draw on its unsecured revolving credit facility to repurchase $8.5 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $0.6 million, net of deferred financing costs and discounts. The Company did not repurchase any Exchangeable Senior Notes during the third quarter of 2008. For the nine months ended September 30, 2009, the Company repurchased $34.5 million of its Exchangeable Senior Notes at a 23% discount compared with the repurchase of $34.0 million at a 16% discount for the nine months ended September 30, 2008.
     For the nine months ended September 30, 2009, the Company used available cash and draws on its unsecured revolving credit facility to retire $34.5 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.3 million, net of deferred financing costs and discounts. During the nine months of 2008, the Company used available cash and draws on its unsecured revolving credit facility to retire $34.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $3.0 million, net of deferred financing costs and discounts.
     Noncontrolling Interests
     Noncontrolling interests are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Increase	Change	Decrease	Change
Noncontrolling interests	$16	$10	$202	$567	$6	60%	$365	64%
     Noncontrolling interests reflect the ownership interests of the Operating Partnership held by parties other than the Company. Noncontrolling interests slightly increased for the three months ended September 30, 2009 and decreased $0.4 million for the nine months ended September 30, 2009. The increase in noncontrolling interest for the three months ended September 30, 2009 was attributable to higher income net income for the period compared with 2008. The decrease in noncontrolling interests for the nine months ended September 30, 2009 compared with 2008 can be attributed to a $15.6 million decrease in income from discontinued operations for the nine months ended September 30, 2009 compared with 2008. Income from discontinued operations was higher in the prior year period as the Company sold its Alexandria Corporate Park property in June 2008 for a $14.3 million gain. Operating results of the property and the gain on sale are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company did not dispose of any properties during the nine months ended September 30, 2009. The noncontrolling interests owned by limited partners decreased to 2.4% as of September 30, 2009 compared with 2.8% as of September 30, 2008, primarily due to the Company issuing 2.1 million shares of its common stock in the nine months ended September 30, 2009.
     Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2009	2008	2009	2008	Change	Change	Decrease	Change
Income from discontinued operations	$—	$—	$—	$15,609	$—	—	$15,609	100%
     Income from discontinued operations represents revenues and expenses from Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment. In June 2008, the Company sold its Alexandria Corporate Park property in Alexandria, Virginia, and recognized a gain on sale of $14.3 million. Operating results of the property and the gain on sale of the property are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had no continuing involvement with the property subsequent to its disposal. The Company had not committed to a disposition plan nor had it disposed of any additional real estate assets as of September 30, 2009.

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
     The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans, unsecured senior notes, proceeds from sales of strategically identified assets and potential joint ventures, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. In 2009, the Company entered into a controlled equity offering agreement, which allows the Company to issue, from time to time, up to 3.0 million shares of its common stock. Through the date of this filing, the Company has issued 2.2 million shares of its common stock, which generated net proceeds of $23.3 million. The Company used the proceeds to repay outstanding debt and fund the cash portion of its Cloverleaf Center acquisition. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
     Due to the nature of the Company’s business, it relies on net cash provided by operations to fund its short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by the Company’s tenants. The recent economic downturn may affect tenants’ ability to meet their obligations, including the payment of rent contractually owed to the Company, and the Company’s ability to lease space to new or replacement tenants on favorable terms, all of which could effect the Company’s cash available for short-term liquidity needs. Although the recent economic downturn and uncertainty in the global credit markets has had varying impacts that have negatively impacted debt financing and the availability of capital across many industries, the Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term. The Company’s unsecured revolving credit facility and secured term loans mature in April 2010 and August 2010, respectively, and provide for a one-year extension of the maturity date at the Company’s option. The Company intends to exercise the extension option or refinance the debt before it reaches maturity. As of September 30, 2009, assuming the one-year extensions are exercised, the Company has approximately $30 million, or 4.9% of its principal debt maturing prior to January 1, 2011. In October and November 2009, the Company repaid a $1.7 million mortgage loan encumbering 4200 Tech Court and a $4.5 million mortgage loan encumbering Park Central I, respectively, with available cash. As a result, the Company does not have any additional debt maturing in 2009 and has approximately $24 million maturing in 2010, with the majority maturing near the end of the year. At September 30, 2009, the Company had $25.5 million of additional capacity available on its unsecured revolving credit facility.
     On October 27, 2009, the Company declared a dividend of $0.20 per common share. The Company reduced its dividend in the first quarter of 2009 in order to further enhance its financial flexibility and in light of the recent change in the tax laws relative to recognition of gains on cancellation of debt. The reduction in the dividend will also provide additional financial capacity and balance sheet flexibility in the event the capital markets remain challenging for an extended period.
     The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, sales of assets or joint ventures. The Company could also issue Operating Partnership units to fund a portion of the purchase price for some of its future building acquisitions.
Financial Covenants
     The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of September 30, 2009, the Company was in compliance with all of the covenants of its outstanding debt instruments. Below is a summary of certain covenants associated with the Company’s outstanding debt for the quarter ended September 30, 2009 (dollars in thousands):
Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured
	Revolving Credit
	Facility and 2007		2008 Secured
	Secured Term Loan		Term Loan		Covenant
Unencumbered Pool Leverage(1)	50.1%		—		≤ 65%
Unencumbered Pool Debt Service Coverage Ratio(1)	3.50	x	—		≥ 1.75	x
Maximum Consolidated Total Indebtedness	55.0%		55.4%		≤ 60	%(2)
Minimum Tangible Net Worth	$517,030		$506,929		≥ $373,279
Fixed Charge Coverage Ratio	1.93	x	1.91	x	≥ 1.50	x
Maximum Dividend Payout Ratio(1)	53.5%		—		≤ 95%

(1)	Covenant does not apply to the Company’s 2007 secured term loan.

(2)	Company has a one time right to increase indebtedness to 65% for three consecutive quarters.
Senior Notes

	Senior Notes		Covenant
Maximum Consolidated Total Indebtedness	56.6%		≤ 65%
Minimum Tangible Net Worth	$483,654		≥ $373,279
Fixed Charge Coverage Ratio	1.93	x	≥ 1.50	x
Maximum Dividend Payout Ratio	53.5%		≤ 95%
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Nine Months Ended
	September 30,
(amounts in thousands)	2009	2008	Change
Cash provided by operating activities	$31,181	$31,906	$(725)
Cash used in investing activities	(21,223)	(23,623)	2,400
Cash used in financing activities	(14,342)	(5,782)	(8,560)
     Net cash provided by operating activities decreased $0.7 million for the nine months ended September 30, 2009 compared to the same period in 2008, which was primarily attributable to a change in cash flows from its escrows and reserves accounts. In August 2008, the Company repaid a loan encumbering its Suburban Maryland Portfolio and all the associated escrowed funds were released to the Company, which accounted for the majority of the $4.7 million of cash provided by escrows and reserves accounts for the nine months ended September 30, 2008. In 2009, the Company contributed $1.6 million into its escrows and reserves accounts. The decline in cash provided by operating activities was partially offset by an increase in non-cash expenses, such as, depreciation and amortization, stock based compensation and bad debt expense for the nine months ended September 30, 2009.
     Net cash used in investing activities decreased $2.4 million for the nine months ended September 30, 2009 compared to the same period in 2008. The decline is primarily due to an $8.6 million reduction in cash used for development and redevelopment projects as the Company completed several large development and redevelopment projects in 2008. During the nine months ended September 30, 2008, the Company sold its Alexandria Corporate Park property for net proceeds of $50.6 million and acquired two properties for $46.6 million. The Company did not dispose of or acquire any properties during the nine months ended September 30, 2009, though it paid a deposit of $2.5 million for a property it subsequently acquired in the fourth quarter of 2009. The Company decreased its additions to rental property by $0.3 million for the nine months ended September 30, 2009 compared to the same period in 2008.
     Net cash used in financing activities increased $8.6 million for the nine months ended September 30, 2009 compared to the same period in 2008, primarily, due to a decrease in proceeds received from the issuance of the Company’s common stock. In 2009 the Company issued 2.1 million shares of common stock, through its controlled equity offering agreement, for net proceeds of $22.3 million. For the nine months ended September 30, 2008, the Company issued 2.5 million shares of its common stock, in a September offering, for net proceeds of approximately $38.2 million. The proceeds from the stock issuances were used to partially fund acquisitions and pay down debt. In 2009, the Company borrowed $31.5 million on its unsecured revolving credit facility and used $47.0 million of cash to retire outstanding debt, which includes repayments totaling $7.6 million on the outstanding balance of its unsecured revolving credit facility. Comparatively, in 2008 the Company borrowed $42.2 million, net of repayments, on its unsecured revolving credit facility, issued a $35.0 million term loan and used a $28.0 million mortgage to partially fund an acquisition. During 2008, the Company used cash of $122.3 million to retire outstanding debt, which excludes repayments on its unsecured revolving credit facility. The retirement of debt includes $26.5 million and $28.6 million of cash used to retire $34.5 million and $34.0 million of the Company’s Exchangeable Senior Notes, which resulted in gains of $6.3 million and $3.0 million during the nine months ended September 30, 2009 and 2008, respectively. The Company paid dividends in the second and third quarters of 2009 of $0.20 per common share as compared with $0.34 per common share paid in the first quarter of 2009 and throughout 2008. The decline in the dividend rate resulted in a total reduction of dividends paid to shareholders and distributions paid to unitholders of $4.6 million in 2009 compared to 2008.
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

Comparison of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	166	166	—	—	166	166	—	—

Same property revenue
Rental	$26,452	$25,431	$1,021	4.0	$78,332	$75,257	$3,075	4.1
Tenant reimbursements	5,511	5,475	36	0.7	17,195	15,294	1,901	12.4

Total same property revenue	31,963	30,906	1,057	3.4	95,527	90,551	4,976	5.5

Same property operating expenses
Property	7,404	6,971	433	6.2	22,433	19,247	3,186	16.6
Real estate taxes and insurance	3,121	3,177	(56)	(1.8)	9,493	9,161	332	3.6

Total same property operating expenses	10,525	10,148	377	3.7	31,926	28,408	3,518	12.4

Same property net operating income	$21,438	$20,758	$680	3.3	$63,601	$62,143	$1,458	2.3

Reconciliation to net income
Same property net operating income	$21,438	$20,758			$63,601	$62,143
Non-comparable net operating income (loss)(2)(3)(4)	104	(23)			1,191	264
General and administrative expenses	(3,609)	(2,797)			(9,487)	(8,336)
Depreciation and amortization	(10,132)	(9,113)			(30,183)	(27,373)
Other expenses, net	(7,177)	(8,493)			(17,708)	(23,919)
Discontinued operations	—	—			—	15,609

Net income	$624	$332			$7,414	$18,388

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2009	2008			2009	2008
Same Properties	86.8%	86.3%			86.7%	86.1%
Total	86.5%	86.4%			86.5%	86.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, Triangle Business Center and RiversPark I and II.

(3)	Excludes a 76,000 square foot redevelopment building at Ammendale Commerce Center, which was placed in-service during the fourth quarter of 2008.

(4)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(5)	Discontinued operations represent income and the gain on sale related to Alexandria Corporate Park, which was sold in June 2008.
     Same Property NOI increased $0.7 million, or 3.3%, and $1.5 million, or 2.3%, for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. Total same property revenue increased $1.1 million and $5.0 million for the three and nine months ended September 30, 2009, respectively, as a result of higher rental rates, much of which can be attributed to the significant leasing activity completed in 2008. Total same property operating expenses increased $0.4 million and $3.5 million for the three and nine months ended September 30, 2009, respectively. The increased operating expenses throughout 2009 are due to increased reserves for estimated uncollectible accounts, legal fees associated with tenant legal matters as well as leasing efforts and generally higher non-recoverable related costs associated with vacant space.
Maryland

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	64	64	—	—	64	64	—	—

Same property revenue
Rental	$8,298	$8,423	$(125)	(1.5)	$25,025	$25,586	$(561)	(2.2)
Tenant reimbursements	1,548	1,767	(219)	(12.4)	4,997	5,025	(28)	(0.6)

Total same property revenue	9,846	10,190	(344)	(3.4)	30,022	30,611	(589)	(1.9)

Same property operating expenses
Property	2,314	2,077	237	11.4	7,496	6,041	1,455	24.1
Real estate taxes and insurance	1,082	1,049	33	3.1	3,114	2,973	141	4.7

Total same property operating expenses	3,396	3,126	270	8.6	10,610	9,014	1,596	17.7

Same property net operating income	$6,450	$7,064	$(614)	(8.7)	$19,412	$21,597	$(2,185)	(10.1)

Reconciliation to total property operating income:
Same property net operating income	$6,450	$7,064			$19,412	$21,597
Non-comparable net operating income(2) (3)	248	22			1,602	91

Total property operating income	$6,698	$7,086			$21,014	$21,688

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2009	2008			2009	2008
Same Properties	82.6%	88.6%			84.5%	89.0%
Total	82.3%	88.7%			83.9%	89.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Triangle Business Center, RiversPark I and II, and a 76,000 square foot redevelopment building at Ammendale Commerce Center.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Maryland properties decreased $0.6 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008. Total same property revenue decreased by $0.3 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, as a result of a decrease in occupancy. Total same property operating expenses for the Maryland properties increased $0.3 million and $1.6 million for the three and nine months ended September 30, 2009, respectively. The increased operating expenses throughout 2009 are due largely to increased reserves for estimated uncollectible accounts, legal fees associated with tenant legal matters and generally higher non-recoverable related costs associated with vacant space. The expense for estimated uncollectible accounts disproportionately impacted our Maryland region when compared to the overall portfolio, particularly in the Baltimore submarket which accounted for approximately 75% of the estimated reserves for bad debt expense within Maryland.

Northern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	48	48	—	—	48	48	—	—

Same property revenue
Rental	$8,214	$7,641	$573	7.5	$24,061	$22,446	$1,615	7.2
Tenant reimbursements	1,796	1,695	101	6.0	5,575	4,734	841	17.8

Total same property revenue	10,010	9,336	674	7.2	29,636	27,180	2,456	9.0

Same property operating expenses
Property	2,230	2,004	226	11.3	6,632	5,655	977	17.3
Real estate taxes and insurance	971	1,090	(119)	(10.9)	3,204	3,093	111	3.6

Total same property operating expenses	3,201	3,094	107	3.5	9,836	8,748	1,088	12.4

Same property net operating income	$6,809	$6,242	$567	9.1	$19,800	$18,432	$1,368	7.4

Reconciliation to total property operating income
Same property net operating income	$6,809	$6,242			$19,800	$18,432
Non-comparable net operating loss(2) (3)	(51)	(38)			(190)	(152)

Total property operating income	$6,758	$6,204			$19,610	$18,280

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2009	2008			2009	2008
Same Properties	88.3%	87.8%			88.8%	86.6%
Total	88.3%	87.8%			88.8%	86.7%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Non-comparable Properties include: Alexandria Corporate Park.
     Same Property NOI for the Northern Virginia properties increased $0.6 million and $1.4 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008. Total same property revenue increased $0.7 million and $2.5 million for the three and nine months ended September, respectively, as a result of higher occupancy and an increase in rental rates. Total same property operating expenses increased $0.1 million and $1.1 million for the three and nine months ended September 30, 2008, respectively. The nine month increase in operating expenses can be attributed to higher utility costs, increased real estate taxes and higher estimated reserves for uncollectible revenue.

Southern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Number of buildings (1)	54	54	—	—	54	54	—	—

Same property revenue
Rental	$9,940	$9,367	$573	6.1	$29,246	$27,225	$2,021	7.4
Tenant reimbursements	2,167	2,013	154	7.7	6,623	5,535	1,088	19.7

Total same property revenue	12,107	11,380	727	6.4	35,869	32,760	3,109	9.5

Same property operating expenses
Property	2,860	2,890	(30)	(1.0)	8,305	7,551	754	10.0
Real estate taxes and insurance	1,068	1,038	30	2.9	3,175	3,095	80	2.6

Total same property operating expenses	3,928	3,928	—	—	11,480	10,646	834	7.8

Same property net operating income	$8,179	$7,452	$727	9.8	$24,389	$22,114	$2,275	10.3

Reconciliation to total property operating income
Same property net operating income	$8,179	$7,452			$24,389	$22,114
Non-comparable net operating (loss) income (2)	(93)	(7)			(221)	325

Total property operating income	$8,086	$7,445			$24,168	$22,439

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2009	2008			2009	2008
Same Properties	88.6%	84.1%			87.0%	84.0%
Total	88.6%	84.1%			87.0%	84.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-Comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Southern Virginia properties increased $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, respectively, compared with the same period in 2008. Total same property revenue increased $0.7 million and $3.1 million for the three and nine months ended September 30, 2009, respectively, due to an increase in occupancy and higher rental rates, largely as a result of the significant leasing activity completed in 2008. Total same property operating expenses remained consistent comparing third quarter 2009 to third quarter 2008 and increased $0.8 million for the nine months ended September 30, 2009. This increase was driven by higher property operating expenses in generally all categories as a result of the increase in occupancy which also correlates to the increase in tenant reimbursement revenue as a portion of these costs are recovered.
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

On March 17, 2009, the specified tenant renewed its lease at RiversPark II, effectively terminating the lease guarantee related to RiversPark II. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees at RiversPark I is $0.7 million as of September 30, 2009.
     As of September 30, 2009, the Company had development and redevelopment contractual obligations of $46 thousand outstanding and capital improvement obligations of $1.2 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of September 30, 2009. Also, as of September 30, 2009, the Company had $1.6 million of tenant improvement obligations which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of September 30, 2009.
Dividends and Distributions
     The Company is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At September 30, 2009, the Company was the sole general partner of and owns 97.6% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. As a general rule, when the Company pays a common dividend, the Operating Partnership pays an equivalent per unit distribution on all common units.
     On October 27, 2009, the Company declared a dividend of $0.20 per common share. The dividend will be paid on November 13, 2009, to common shareholders of record as of November 6, 2009.
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

     The following table presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income attributable to common shareholders	$608	$322	$7,212	$17,821
Add:
Depreciation and amortization:
Real estate assets	10,132	9,113	30,183	27,373
Discontinued operations	—	—	—	479
Unconsolidated joint venture	91	—	202	—
Consolidated joint venture	(149)	—	(652)	—
Gain on sale of disposed property	—	—	—	(14,274)
Net income attributable to noncontrolling interests	16	10	202	567

FFO available to common shareholders and unitholders	$10,698	$9,445	$37,147	$31,966

Weighted average common shares and Operating Partnership units outstanding — diluted	28,991	24,980	28,271	24,952
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
     At September 30, 2009, the Company’s exposure to variable interest rates consisted of $99.4 million of borrowings on its unsecured revolving credit facility and $15.0 million on a secured term loan. A change in interest rates of 1% would result in an increase or decrease of $1.0 million in interest expense on an annualized basis. As of September 30, 2009, the Company had $94.9 million of variable-rate term debt, comprised of a $50.0 million secured term loan, a $35.0 million secured term loan and a $9.9 million variable-rate mortgage loan, which were hedged through various interest rate swap agreements that fixed the loans’ respective interest rates.

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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
     As of September 30, 2009, the Company was not subject to any material pending legal proceedings, nor, to its knowledge, was any legal proceeding threatened against it, which would be reasonably likely to have a material adverse effect on its liquidity or results of operations.

Item 1A.	Risk Factors
     As of September 30, 2009, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2008, except as set forth below.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

No.	Description

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: November 6, 2009	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: November 6, 2009	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)