Form 10-K
period 2009-12-31
FIRST POTOMAC REALTY TRUST
filed 2010-03-08
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act) YES ☐ NO ☑
The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2009, held by those persons deemed by the registrant to be non-affiliates was $259,789,969.
As of March 5, 2010, there were 30,767,368 common shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered real estate investment trust (“REIT”) that focuses on owning, operating, developing and redeveloping business parks and industrial properties in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant business parks and industrial properties. Business parks contain a combination of office buildings as well as buildings with office features combined with industrial property space, while industrial properties generally are used as warehouse, distribution or manufacturing facilities.
     References in these financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At December 31, 2009, the Company was the sole general partner of, and owned a 97.7% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     At December 31, 2009, the Company owned over 12 million square feet and its properties were 85.1% occupied by 592 tenants. As of December 31, 2009, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a REIT for federal income tax purposes.
     For the year ended December 31, 2009, the Company had consolidated net revenues of approximately $134 million and total assets of $1.1 billion. Required financial information related to the Company’s three reporting segments is set forth in footnote 15, Segment Information, to the Company’s consolidated financial statements.
The Company’s History
     In October 2003, the Company completed its initial public offering (“IPO”), raising net proceeds of approximately $118 million. The Company used a portion of the net proceeds from its IPO to repay debt and related fees, acquire remaining joint venture interests in four of the Company’s properties and acquire four additional properties. At December 31, 2003, the Company owned 17 properties totaling approximately 2.9 million square feet and had revenues of $18.4 million and total assets of $244.1 million. Through its business strategy and operating model, the Company almost quadrupled its square footage owned and more than quadrupled its revenues and total assets by December 31, 2006. Since the end of 2006, the Company has focused on maximizing the value of its assets under management, continuing to pursue undervalued acquisitions and maintaining a flexible balance sheet.
Narrative Description of Business
     The Operating Partnership was formed in 1997 and has used management’s knowledge of and experience in the Southern Mid-Atlantic region to create the leading business park and industrial property owner in the region. The Company is well positioned given its reputation and access to capital combined with the large number of properties meeting its investment criteria. According to data from CoStar Group, a real estate market research firm, at December 31, 2009, First Potomac was one of the largest owners of business parks and industrial properties in the Washington, D.C. metropolitan area.

     The Company’s acquisition strategies focus on properties in its target markets that generally meet the following investment criteria:
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
     The Company uses its contacts, relationships and local market knowledge to identify and opportunistically acquire business parks and industrial properties in its target markets. The Company also believes that its reputation for professional property management and its transparency as a public company allow it to attract high-quality tenants to the properties that it acquires, leading, in some cases, to increased profitability and value for its properties.
Significant 2009 Developments
     During 2009, the Company completed the following:
•	Completed two acquisitions totaling approximately 368,000 square feet for $39.3 million;

•	Retired $34.5 million of its Exchangeable Senior Notes at a 23% discount, resulting in a gain of $6.3 million;

•	Issued 2.8 million common shares through its controlled equity offering program, generating net proceeds totaling $29.5 million;

•	Executed 2.2 million square feet of leases; and

•	Extended maturities on bank debt totaling over $185 million and increased total bank debt capacity by $10 million.
     Total assets were $1.1 billion at December 31, 2009 and 2008.
Competitive Advantages
     The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, which include:
•	Experienced Management Team. The Company’s executive officers average more than 20 years of real estate experience in the Washington, D.C. metropolitan area.

•	Focused Strategy. The Company focuses on business parks and industrial properties in the Southern Mid-Atlantic region. The Company believes the Southern Mid-Atlantic region is one of the largest, most stable markets in the U.S. for assets of this type.

•	Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires from absentee institutional landlords and smaller, less effective owners by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The Company’s target markets exhibit stable rental rates and strong tenant bases.

•	Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•	Favorable Lease Terms. As of December 31, 2009, 554 of the Company’s 801 leases (representing 73.9% of the leased space in the Company’s consolidated portfolio) were triple-net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for revenue growth through contractual rent increases.

•	High Quality Tenant Mix. At December 31, 2009, nearly 20% of the Company’s annualized base rent was derived from the U.S. Government, state governments or government contractors. The Company’s non-government related tenant base is highly diverse. Approximately 40% of the Company’s annualized base rent is generated from its 30 largest tenants, and its largest 100 tenants generate roughly two-thirds of its annualized base rent. The balance of the Company’s tenants, which is comprised of over 500 different companies, generates the remaining one-third of its annualized base rent. The Company believes its high concentration of government related revenue, coupled with its diversified tenant base, provide a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company
     The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	48	Chairman of the Board of Trustees and Chief Executive Officer
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

Barry H. Bass	46	Executive Vice President, Chief Financial Officer
Barry H. Bass served as Senior Vice President and Chief Financial Officer since joining the Company in 2002 and was elected Executive Vice President in February 2005. From 1999 to 2002, Mr. Bass was a senior member of the real estate investment banking group of Legg Mason Wood Walker, Inc. where he advised a number of public and private real estate companies in their capital raising efforts. From 1996 to 1999, Mr. Bass was Executive Vice President of the Artery Organization in Bethesda, Maryland, an owner and operator of real estate assets in the Washington, D.C. area, and prior to that a Vice President of Winthrop Financial Associates, a real estate firm with over $6 billion of assets under management, where he oversaw the Company’s asset management group. Mr. Bass is a graduate of Dartmouth College and is a member of NAREIT.

Joel F. Bonder	61	Executive Vice President, General Counsel and Secretary
Joel F. Bonder has served as Executive Vice President, General Counsel and Secretary since joining the Company in January 2005. Mr. Bonder was Counsel at Bryan Cave LLP from 2003 to 2004 in Washington, D.C., where he specialized in corporate and real estate law and project finance. He was Executive Vice President and General Counsel of Apartment Investment and Management Company (AIMCO), a public traded apartment REIT, from 1997 to 2002, and General Counsel of National Corporation for Housing Partnerships, an owner of FHA-insured multifamily housing, and its publicly traded parent company, NHP Incorporated, from 1994 to 1997. Mr. Bonder is a graduate of the University of Rochester and received his JD degree from Washington University School of Law. He is admitted to the bar in the District of Columbia, Massachusetts and Illinois.

James H. Dawson	52	Executive Vice President, Chief Operating Officer
James H. Dawson served as Senior Vice President and Chief Operating Officer of the Company since 1998 and was elected Executive Vice President in February 2005. Mr. Dawson has coordinated the Company’s management and leasing activities since joining the Company in 1998. Prior to joining the Company, Mr. Dawson spent 18 years with Reico Distributors, a large user of business park and industrial product in the Baltimore/Washington corridor. At Reico, he was responsible for the construction and management of the firm’s warehouse portfolio. Mr. Dawson received his Bachelor of Science degree in Business Administration from James Madison University and is a member of the Northern Virginia Board of Realtors, the Virginia State Board of Realtors and the Institute of Real Estate Management.

Nicholas R. Smith	45	Executive Vice President, Chief Investment Officer
Nicholas R. Smith is one of the founders of the Company and has served as Executive Vice President and Chief Investment Officer since the founding of our Predecessor in 1997. He has over 25 years’ experience in commercial real estate in the Washington, D.C. area,

Name	Age	Position and Background
including seven years with DDI and D&K Management. Prior to joining DDI, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in Mclean, Virginia and Transwestern (formerly Barrueta & Associates, Inc.), a Washington, D.C.-based commercial real estate brokerage and property management firm. Mr. Smith is a graduate of the Catholic University of America. He currently serves on the Council of Advisors for the University of Maryland’s School of Architecture, Planning and Preservation Graduate Programs in Real Estate and is a member of the Board of Directors of the Choral Arts Society of Washington. He is also a member of the National Association of Industrial and Office Parks, the Urban Land Institute and NAREIT.

Michael H. Comer	44	Senior Vice President, Chief Accounting Officer
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

Timothy M. Zulick	46	Senior Vice President, Leasing
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
The Company’s Market
     The Company operates and invests in business parks, industrial properties and smaller office properties (less than 200,000 square feet) in the Southern Mid-Atlantic region. Within this area, the Company’s primary target market is the Washington, D.C. metropolitan statistical area (“MSA”), which includes the northern Virginia and the suburban Maryland markets. The Company derives approximately 60% of its annualized base rent and 6.0 million, or 51%, of its rentable square footage from the Washington, D.C. MSA. The Company’s other primary markets are in southern Virginia, specifically the Richmond and Norfolk MSA, which together contribute roughly 35% of the Company’s annualized base rent and represent 5.1 million square feet, or 44%, of the Company’s rentable square footage. The Company also operates a 600,000 square foot portfolio of assets in Baltimore, MD, which represents 5% of its annualized rent and 5% of the Company’s rentable square footage.
     According to data from CoStar Group, a commercial real estate information provider, the Washington, D.C. MSA contains approximately 250 million square feet of business park, industrial and smaller office property, which the Company estimates has an aggregate fair value of nearly $50 billion, based on its knowledge of comparable per square foot sale prices of these property classes in this region.
     The Washington, D.C. MSA has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. MSA also boasts one of the most stable regional economies in the country, primarily attributable to the presence of the U.S. Government and the numerous contractors that service the U.S. Government. The regional economy is supported by the spending of the U.S. Government, which accounts for over $130 billion of annual spending in the Washington D.C. MSA. The region continues to capture a disproportionate share of government expenditures, further enhancing the region’s economic profile and helping to temper the negative impact of national economic cycles on the regional economy and employment. The Washington, D.C. MSA is the country’s ninth largest metropolitan area in population and has the second lowest unemployment rate for metropolitan areas with population of one million or more according to the U.S. Department of Labor.
     Norfolk, Virginia is the Company’s second largest market when measured by annualized base rent and square footage. The Company owns roughly 3.4 million square feet in Norfolk and derives approximately 24% of its annualized base rent from the market. Norfolk is home to the largest military station in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. In December of 2009, the Virginia Beach, Norfolk-Newport News metropolitan statistical area had the fifth lowest unemployment rate for large metropolitan areas at 6.9% based on BLS data. In addition, the Norfolk port is the third busiest port, in terms of container volume, on the East Coast of the United States.
     The Company owns approximately 1.7 million square feet in Richmond, Virginia and derives approximately 11% of annualized base rent from the market. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants and, as the state capital, benefits from the sizable presence of state government. Five Fortune 500 companies also choose to make Richmond their headquarters, complementing the strong government demand. The unemployment rate in the Richmond MSA at December 31, 2009 was 7.8%, markedly better than the 9.7% national average.
     Increases in U.S. Government spending relating to national defense, including increased military and defense spending by the Department of Defense and the Department of Homeland Security, has benefited the business park, industrial and smaller office property markets in the Southern Mid-Atlantic region. The Company believes that additional defense and homeland security related spending, as well as spending from the 2009 stimulus package will continue to create demand for commercial properties in its markets.
Competition
     We compete with other REITs, other public and private real estate companies, private real estate investors and lenders in acquiring properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.
     We compete with other REITs, other public and private real estate companies, private real estate investors and lenders in acquiring properties. We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate put us at a competitive advantage when seeking acquisitions. However, many of our competitors have greater resources that we do, or may have a more flexible capital structure when seeking to finance acquisitions. We also face competition in leasing or subleasing available properties to prospective tenants. Some real estate operators may be willing to enter into leases at lower rental rates (particularly if tenants, due to the economy, seek lower rents). However, we believe that our intensive management services are attractive to tenants, and serve as a competitive advantage.
Environmental Matters
     Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken. These costs may be substantial, and can exceed the fair value of the property. The presence of contamination or the failure to properly remediate contamination on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment in a property.
     Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-

containing materials and potentially asbestos-containing materials as a result of the regulations. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials.
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
Employees
     The Company had 140 employees as of February 19, 2010. The Company believes relations with its employees are good.
Availability of Reports Filed with the Securities and Exchange Commission
     A copy of this Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on its Internet Web site (www.first-potomac.com). All of these reports are made available on the Company’s Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The Company’s Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Finance and Investment, Compensation and Nominating and Governance Committees of the Board of Trustees are also available on the Company’s Web site at www.first-potomac.com, and are available in print to any shareholder upon request in writing to First Potomac Realty Trust, c/o Investor Relations, 7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814. The information on the Company’s Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing it makes with the SEC.

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
Risks Related to Our Business and Properties
     If current adverse global market and economic conditions continue or worsen, our business, results of operations, cash flow and financial condition may be materially adversely affected.
     Overall financial market and economic conditions have been challenging in recent years, with significantly tighter credit markets and a recession that persisted through 2008 and much of 2009. The challenging economic conditions have continued into 2010 and could persist throughout the year. These conditions, combined with the ongoing difficult financial conditions being faced by numerous financial institutions, high unemployment and declining residential and commercial real estate markets, among other things, have contributed to ongoing market volatility and diminished expectations for the U.S. and other economies.
     As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in the markets in which we own properties and we and our tenants conduct operations. Concern about the stability of the markets generally and the strength of numerous financial institutions specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants and our lenders. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in material adverse effects on our and our tenants’ financial condition and results of operations. In particular, if our tenants’ businesses or ability to obtain financing deteriorates further, they may be unable to pay rent to us, which could have a material adverse effect on our cash flow.
     In addition, our access to funds under our revolving credit facility depends on the ability of the lenders that are parties to such facility to meet their funding commitment to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions, will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitment to us, our business, results of operation, cash flow and financial condition would be materially adversely affected.
     In response to the deteriorating market and economic conditions in the U.S. and international markets, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken, or are considering taking, actions to help stabilize the banking system and financial markets and to reduce the severity of the current economic conditions. We cannot predict the duration or severity of the current economic challenges, nor can we provide assurance that our responses to the current economic downturn, or the U.S. and foreign governments, central banks and other governmental and regulatory bodies attempts to stabilize the banking system and financial markets and to stimulate the economy, will be successful.
     We may not be able to access adequate cash to fund our business, which could have a material adverse effect on our results of operations, financial condition and cash flow.
     Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under our unsecured revolving credit facility and secured term loans, proceeds from sales of strategically identified assets and potential joint ventures and, when market conditions permit, through the issuance of debt and equity securities from time to time. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations. This risk may be even more pronounced given the ongoing challenging economic conditions being faced by our tenants.
     Moreover, difficult conditions in the financial markets, and the economy generally, have caused many lenders, including our own, to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are experiencing a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to complete joint venture transactions, sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, results of operations, financial condition, cash flow and distribution to shareholders will be materially adversely affected.
     We are subject to the credit risk of our tenants, who may declare bankruptcy or otherwise fail to make lease payments, which could have a material adverse effect on our results of operations and cash flow.
     We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, the global recession, the disruptions in the financial and credit markets, local economic conditions and other factors affecting the industries in which our tenants operate may affect our tenants’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants to be unable to meet their financial obligations, including making rental payments to us, which may result in their bankruptcy or insolvency. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding and may reject the lease. In the event of the tenant’s breach of its obligations to us or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. The loss of rental revenues from any of our larger tenants, a number of our smaller tenants or any combination thereof, combined with our inability to replace such tenants on a timely basis may materially adversely affect our results of operations and cash flow.
     A majority of our tenants hold leases covering less than 10,000 square feet. Many of these tenants are small companies with nominal net worth, and therefore may be challenged in operating their businesses during economic downturns. The loss of rental revenues from any of our larger tenants or a number of our smaller tenants may materially adversely affect our results of operations and cash flow.
     Loss of the U.S. Government as a tenant could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties.
     The U.S. Government accounted for 6.6% of our total annualized rental revenue as of December 31, 2009. Some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from our inability to comply with the UFC standards or for any other reason, including pursuant to the government’s contractual termination rights, or the loss of a future significant tenant would have a material adverse effect on our results of operations and could cause the value of our affected properties to be impaired. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and adversely affect our ability to make distributions to our security holders.
     We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.
     Approximately 10.2% and 18.6% of our annualized base rent is scheduled to expire during 2010 and 2011, respectively. Current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. For example, as discussed in the risk factor above, our leases with the U.S. Government include favorable tenant termination provisions. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants (particularly in light of the ongoing challenging economic conditions in the U.S.) and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue, which would have a material adverse effect on our results of operations and cash flow.

     Our debt level may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects.
     As of December 31, 2009, we had approximately $645 million of outstanding indebtednesses, consisting principally of our mortgage debt, convertible notes, senior unsecured notes, terms loans and amounts outstanding under our credit facility. We will incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.
     Our use of debt financing creates risks, including risks that:
•	our cash flow will be insufficient to make required payments of principal and interest;

•	we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

•	required debt payments will not be reduced if the economic performance of any property declines;

•	debt service obligations will reduce funds available for distribution to our security holders and funds available for acquisitions;

•	most of our secured debt obligations require the lender to be made whole to the extent we decide to pay off the debt prior to the maturity date;

•	any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and

•	certain defaults under our mortgage loan documents or other indebtedness could cause a default under, and the acceleration of payments related to, certain of our indebtedness, including as of December 31, 2009 our Senior Series A and Series B Notes in the aggregate outstanding principal amount of $75 million, our unsecured revolving credit facility in an aggregate outstanding amount of $159 million, our two secured term loans in the aggregate outstanding amount of $60 million, and our Exchangeable Senior Notes in an aggregate outstanding amount of $50.5 million.
     If the economic performance of any of our properties declines, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure with a resulting loss of income and asset value.
     In addition, under the covenants of our unsecured revolving credit facility, secured term loans and senior notes, we have certain restrictions on the amount of debt we are allowed to incur. Our leverage levels may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business through, among other things, acquisitions and developments. Our leverage levels also may adversely affect the market price of our securities if an investment in our Company is perceived to be more risky than an investment in our peers.
     We may be required to repay or refinance a portion of our mortgage indebtedness prior to its maturity date, which could have a material adverse effect on our financial condition and results of operations
     Certain of our subsidiaries are borrowers on mortgage indebtedness, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of our common shares on the NYSE, the issuance of common shares by us, or the issuance of units of limited partnership interest in our operating partnership. As of December 31, 2009, we believe that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $132 million. Two of these mortgage loans were entered into prior to our initial public offering (“IPO”) in 2003 and ten were assumed subsequent to our IPO. In each instance, we received the consent of the mortgage lender to consummate our IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by our subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although we believe that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company.
     Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the NYSE. Similarly, our operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. However, we can provide no assurance that, in the future, a mortgage lender would not seek to assert that a Prohibited Transfer has occurred and to seek to accelerate the amounts due under the mortgage loan and demand immediate repayment. In such event, we believe that we have strong defenses to any such claims and would vigorously defend against any such action. Nonetheless, if a lender were to be successful in any such action, we could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming full recourse to us or our operating partnership. We can provide no assurance that we would be able to repay or refinance one or more mortgage loans on favorable terms or at all if it were to be successfully accelerated by the lender(s) thereof, which could have a material adverse affect on our financial condition and results of operations. In addition, as described above in the risk factor entitled “Our debt level may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects,” if a violation of a Prohibited Transfer provision were to occur that would permit our mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under our Senior Unsecured Series A and Series B Notes, our unsecured revolving credit facility, our two secured term loans and our Exchangeable Senior Notes.
     Newly developed and acquired properties may not produce the returns that we expect, particularly in the current global economic environment, which could materially adversely affect our results of operations.
     Over the last few years, we have focused our efforts on the acquisition, development and redevelopment of business parks and industrial properties. We intend to continue to acquire and develop business park and industrial properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. For properties placed into development or acquired shortly before the recent economic downturn, we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed. Additionally, we have acquired, and may continue to acquire, properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased at favorable rental rates. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in originally analyzing the investment, thereby having a material adverse effect on our results of operations.
     In addition, when we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our results of operations may be materially adversely affected.
     Our business strategy contemplates expansion through acquisition and we may not be able to adapt our management and operational systems to successfully integrate new properties into our portfolio without unanticipated disruption or expense, which could have a material adverse effect on our results of operations and financial condition.
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
     We have an unsecured revolving credit facility, two secured term loans in an aggregate amount of $60.0 million and certain other debt, some of which is unhedged, that bears interest at a variable rate. As of December 31, 2009, we had $229.8 million of variable rate debt, of which, $94.9 million was hedged through various interest rate swap agreements that effectively fixed the variable component of the contractual interest rates. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged properly or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2009 increased by 1%, or 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flow by approximately $1.3 million annually.

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
     We compete with other parties for tenants and property acquisitions.
     Our business strategy contemplates expansion through acquisition. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs and institutional investment funds, for the acquisition, development and leasing of properties. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future, which may impede our growth and/or have a material adverse effect on our results of operations.
     We also face significant competition for tenants in our properties from owners and operators of business park and industrial properties who may be more willing to make space available to prospective tenants at lower prices than comparable spaces in our properties, especially in difficult economic times. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge, which could materially and adversely affect our results of operations.
     All of our properties are located in the Southern Mid-Atlantic region, making us vulnerable to changes in economic, regulatory or other conditions in that region that could have a material adverse effect on our results of operations.
     All of our properties are located in the Southern Mid-Atlantic region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the Southern Mid-Atlantic region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. There can be no assurance that these markets will continue to grow or that favorable economic conditions will exist. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. For example, the U.S. Government, which has a large presence in our markets, accounted for 6.6% of our total annualized rental revenue as of December 31, 2009. We are therefore directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the Southern Mid-Atlantic region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.

     Development and construction risks could materially adversely affect our results of operations and growth prospects.
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
     Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return. Because we are required to make cash distributions to our shareholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. Any of these conditions could materially adversely affect our results of operations and growth prospects.
     Failure to succeed in new markets may limit our growth and/or have a material adverse effect on our results of operations.
     We may make selected acquisitions outside our current geographic market from time to time as appropriate opportunities arise. Our historical experience is in the Southern Mid-Atlantic region, and we may not be able to operate successfully in other market areas where we have limited or no experience. We may be exposed to a variety of risks if we choose to enter new markets. These risks include, among others:
•	a lack of market knowledge and understanding of the local economies;

•	an inability to identify promising acquisition or development opportunities;

•	an inability to identify and cultivate relationships that, similar to our relationships in the Southern Mid-Atlantic region, are important to successfully effecting our business plan;

•	an inability to employ construction trades people; and

•	a lack of familiarity with local government and permitting procedures.
     Any of these factors could adversely affect the profitability of projects outside our current markets and limit the success of our acquisition and development strategy. If our acquisition and development strategy is negatively affected, our growth may be impeded and our results of operations materially adversely affected.
     Under some of our leases, tenants have the right to terminate prior to the scheduled expiration of the lease, which could have a material adverse effect on our results of operations and cash flow.
     Some of our leases for our current properties provide tenants with the right to terminate prior to the scheduled expiration of the lease. If a tenant terminates its lease with us prior to the expiration of the term, we may be unable to re-lease that space on as favorable terms, or at all, which could materially adversely affect our results of operations, cash flow and our ability to make distributions to our security holders. This risk may be more pronounced with respect to our U.S Government tenants. See “Loss of the U.S. Government as a tenant could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties,” above.

     Property owned through joint ventures, or in limited liability companies and partnerships in which we are not the sole equity holder, may limit our ability to act exclusively in our interests.
     We have, and may in the future, make investments through partnerships, limited liability companies or joint ventures.. Partnership, limited liability company or joint venture investments may involve various risks, including the following:
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
Risks Related to Our Organization and Structure
     Our executive officers have agreements that provide them with benefits in the event of a change in control of our Company or if their employment agreement is terminated without cause or not renewed, which could prevent or deter a change in control of our Company.
     We have entered into employment agreements with our executive officers, Douglas J. Donatelli, Nicholas R. Smith, Barry H. Bass, James H. Dawson and Joel F. Bonder, that provide them with severance benefits if their employment ends under certain circumstances following a change in control of our Company, terminated without cause, or if the executive officer resigns for “good reason” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of our Company and thereby prevent or deter a change in control of the Company that might involve a premium price for our securities or otherwise be in the interests of our security holders.
     We may experience conflicts of interest with several members of our board of trustees and our executive officers relating to their ownership of units of our Operating Partnership.
     Some of our trustees and executive officers may have conflicting duties because, in their capacities as our trustees and executive officers, they have a duty to our Company, and in our capacity as general partner of our Operating Partnership, they have a fiduciary duty to the limited partners, and some of them are themselves limited partners and own a significant number of units of limited partner interest in our Operating Partnership. These conflicts of interest could lead to decisions that are not in your best interest. Conflicts may arise when the interests of our shareholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness.
     We depend on key personnel, particularly Mr. Douglas J. Donatelli, with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully and have other negative implications under certain of our indebtedness.
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
     Further, the terms of certain of our debt instruments, including one of our term loans, includes a default provision whereby if any two of Douglas Donatelli, Nicholas Smith or Barry Bass, three of our executive officers, cease to maintain their current positions or duties at our company for any reason, a default under such debt could be triggered unless, within six months, our board has appointed a qualified substitute individual acceptable to the majority of the lenders in their sole discretion.
     One of our trustees may have conflicts of interest with our Company.
     One of our Company’s trustees, Terry L. Stevens, currently serves as Senior Vice President and Chief Financial Officer of Highwoods Properties, Inc., a fully integrated, North Carolina-based REIT that owns, leases, manages, develops and constructs office and retail properties, some of which are located in our target markets. As a result, conflicts may arise when we and Highwoods Properties, Inc. compete in the same markets for properties, tenants, personnel and other services.
     Our rights and the rights of our security holders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.
     Maryland law generally provides that a trustee has no liability for actions taken as a trustee, but may not be relieved of any liability to the company or its security holders for actions taken in bad faith, with willful misfeasance, gross negligence or reckless disregard for his or her duties. Our amended and restated declaration of trust authorizes us to indemnify, and to pay or reimburse reasonable expenses to, our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, our declaration of trust limits the liability of our trustees and officers for money damages, except as otherwise prohibited by Maryland law or for liability resulting from:
•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment or other final adjudication based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.
     As a result, we and our security holders may have more limited rights against our trustees than might otherwise exist. Our amended and restated bylaws require us to indemnify each trustee or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers.
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
     To qualify as a REIT under the Internal Revenue Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect beneficial ownership (as defined under the Code) by any person of (i) more than 8.75% of the number or value of our outstanding common shares or (ii) more than 8.75% of the value of our outstanding shares of all classes. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Our declaration of trust has created a special higher ownership limitation of no more than 14.9% for the group comprised of Louis T. Donatelli, Douglas J. Donatelli and certain related persons. Unless the applicable ownership limitation is waived by our board of trustees prior to transfer, any transfer of our common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Common shares that would otherwise be held in violation of the ownership limit will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of (i) more than 8.75% of the number or value of our outstanding common shares or (ii) more than 8.75% in value of our outstanding shares of all classes.
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
     Our declaration of trust provides that a trustee may be removed, with or without cause, only upon the affirmative vote of holders of a majority of our outstanding common shares. Vacancies may be filled by the board of trustees. This requirement makes it more difficult to change our management by removing and replacing trustees.
     Our bylaws may only be amended by our board of trustees, which could limit your control of certain aspects of our corporate governance.
     Our board of trustees has the sole authority to amend our bylaws. Thus, the board is able to amend the bylaws in a way that may be detrimental to your interests.
     Maryland law may discourage a third party from acquiring us.
     Maryland law provides broad discretion to our board of trustees with respect to their duties as trustees in considering a change in control of our Company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our board.
     The Maryland Business Combination Act restricts mergers and other business combinations between our Company and an interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes special shareholder voting requirements on these combinations. An “interested shareholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. Additionally, the “control shares” provisions of the Maryland General Corporation Law, or MGCL, are applicable to us as if we were a corporation. These provisions eliminate the voting rights of issued and outstanding shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL, unless our shareholders approve such voting rights by the affirmative vote of at least two-thirds of all votes entitled to be cast on the matter, excluding all interested shares and shares held by our trustees and officers. “Control shares” are generally defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees. Our amended and restated declaration of trust and/or bylaws, provide that we are not bound by the Maryland Business Combination Act or the control share acquisition statute. However, in the case of the control share acquisition statute, our board of trustees may opt to make this statute applicable to us at any time by amending our bylaws, and may do so on a retroactive basis. We could also opt to make the Maryland Business Combination Act applicable to us by amending our declaration of trust by a vote of a majority of our outstanding common shares. Finally, the “unsolicited takeovers” provisions of the MGCL permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain provisions that may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price or that shareholders may otherwise believe is in their best interests.
Risks Related to the Real Estate Industry
     Real estate investments are inherently risky, which could materially adversely affect our results of operations and cash flow.
     Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our results of operations, cash flow and ability to make distributions to our security holders will be materially adversely affected. Income from properties may be adversely affected by, among other things,:
•	downturns in the national, regional and local economic conditions;

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants;

•	decreases in rent and/or occupancy rates due to competition, oversupply or other factors;

•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance and utilities;

•	vacancies and the need to periodically repair, renovate and re-lease space, or significant capital expenditures;

•	reduced capital investment in or demand for real estate in the future;

•	costs of remediation and liabilities associated with environmental conditions;

•	terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and have a material adverse effect on our results of operations, financial condition and cash flow.
     Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited. The real estate market is affected by many factors that are beyond our control, including:
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
     We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We may also acquire properties that are subject to a mortgage loan that may limit our ability to sell the properties prior to the loan’s maturity. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our results of operations, financial condition, cash flow as well as our ability to make distributions to our security holders.
     The liabilities under environmental laws for contamination may have a material adverse effect on our results of operations, financial condition and cash flow.
     Our operating expenses could be higher than anticipated due to liability created under, existing or future environmental laws and regulations for contamination. An owner of real property can face strict, joint and several liability for environmental contamination created by the presence or discharge of hazardous substances, including petroleum-based products, on, under or from the property. Similarly, a former owner of real property can face the same liability for the disposal of hazardous substances that occurred during the time of ownership. We may face liability regardless of:
•	our lack of knowledge of the contamination;

•	the extent of the contamination;

•	the timing of the release of the contamination; or

•	whether or not we caused the contamination.
     Environmental liability for contamination may include the following, without limitation: investigation and feasibility study costs, remediation costs, litigation costs, oversight costs, monitoring costs, institutional control costs, penalties from state and federal agencies, and third-party claims. Moreover, operations on-site may be required to be suspended until certain environmental contamination is remediated and/or permits are received. This may result in a default of the terms of the lease entered into with our tenants. In addition, the presence of hazardous substances on, under or from a property may adversely affect our ability to sell the property, thus harming our financial condition.
     There may be environmental problems associated with our properties of which we are unaware. For example, some of our properties contain, or may have contained in the past, underground tanks for the storage of hazardous substances, petroleum-based or waste products, or some of our properties have been used, or may have been used, historically to conduct industrial operations, and any of these circumstances could create a potential for release of hazardous substances.
     The costs of compliance with environmental laws may have an material adverse effect on our results of operations, financial condition and cash flow.
     Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.
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
     Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that materially adversely impact our cash flow.
     All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under our leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to security holders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our cash flow and ability to make distributions to our security holders.
     An uninsured loss or a loss that exceeds the policies on our properties could have a material adverse effect on our results of operations, financial condition and cash flow.
     Under the terms and conditions of most of the leases currently in force on our properties our tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. However, our largest tenant, the federal government, is not required to maintain property insurance at all. We have obtained comprehensive liability, casualty, flood and rental loss insurance policies on our properties. All of these policies may, depending on the nature of the loss, involve substantial deductibles and certain exclusions. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.
     Terrorist attacks and other acts of violence or war may affect any market on which our securities trade, the markets in which we operate, our business and our results of operations.
     Terrorist attacks may negatively affect our business and our results of operations. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment.
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

     We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.
     Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the U.S. Department of the Treasury, or OFAC, maintains a list of persons designated as terrorists or who are otherwise blocked or banned, or Prohibited Persons. OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons. Certain of our loan and other agreements may require us to comply with these OFAC requirements. If a tenant or other party with whom we contract is placed on the OFAC list, we may be required by the OFAC requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.
     Our properties may suffer from air quality issues, which could lead to liability for adverse health effects and costs of remediation.
     Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic and other reactions. If these conditions were to occur at one of our properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property. In addition, these conditions could expose us to liability from our tenants and others if property damage occurs or health concerns arise.
     Rising energy costs may have an adverse effect on our results of operations.
     Electricity and natural gas, the most common sources of energy used by commercial buildings, are subject to significant price volatility. In recent years, energy costs, including energy generated by natural gas and electricity, have fluctuated significantly. Some of our properties may be subject to leases that require our tenants to pay all utility costs while other leases may provide that tenants will reimburse us for utility costs in excess of a base year amount. It is possible that some or all of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant energy rate increases and that we will not be able to retain or replace our tenants if energy price fluctuations continue. Also, to the extent under a lease we agree to pay for such costs, rising energy prices will have an adverse effect on our results of operations.
Tax Risks of our Business and Structure
     If we fail to remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation, which would reduce the cash available for distribution to our shareholders.
     We elected to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 2003. The requirements for qualification as a REIT, however, are complex and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, substantially reduce our cash available to make distributions to our shareholders. In addition, if we failed to qualify as a REIT, we would no longer be required to make distributions for U.S. federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.
     Even if we maintain our qualification as a REIT, we will be subject to any applicable state, local or foreign taxes and our taxable REIT subsidiaries are be subject to federal, state and local income taxes at regular corporate rates.

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
     We may in the future distribute taxable dividends that are payable in cash and our common shares at the election of each shareholder. Under IRS Revenue Procedures 2009-15 and 2010-12, up to 90% of any such taxable dividend for 2009, 2010 and 2011 could be payable in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, if the market value of our shares decreases following the distribution. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our shareholders determine to sell shares of our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

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
     To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the Internal Revenue Service describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.
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
     Our common shares experience relatively limited trading volume; many investors, particularly institutions, may not be interested (or be permitted) in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having a limited market, thereby making our common shares a less attractive investment for some investors.
     The market price and trading volume of our common shares may be volatile.
     The market price of our common shares has been and is likely to continue to be more volatile than in prior years and subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Common share prices for REITs have experienced significant downward pressure in recent years in connection with the disruptions in the real estate and credit markets and the current economic downturn and may continue to experience such downward pressures in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:
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
     We intend to make quarterly distributions to our shareholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. Even though we have made distributions on our common shares each fiscal quarter since January 1, 2004, we have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent Securities and Exchange Commission filings. For example, we significantly reduced our quarterly distribution during 2009. Comparable companies to ours have also reduced and, in some cases, eliminated their distribution payments.

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
     The Company cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares, including common shares issuable upon (i) the redemption of units of our Operating Partnership, (ii) exercise of options, and (iii) the conversion of our Operating Partnership’s 4.0% Exchangeable Senior Notes, or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares and impede our ability to raise capital. Any substantial sale of our common shares could have a material adverse effect on the market price of our common shares.
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
     The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The following sets forth certain information for the Company’s consolidated properties as of December 31, 2009 (including properties in development and redevelopment):
MARYLAND

						Leased at	Occupied at
		Property		Year(s) of		December 31,	December 31,
Property	Buildings	Type(1)(2)	Location	Acquisition	Square Footage	2009(3)	2009(3)
SUBURBAN MD

Frederick
15 Worman’s Mill Court	1	BP	Frederick	2004	39,966	100.0%	100.0%
Frederick Industrial Park(4)	3	I	Frederick	2004	550,418	93.7%	93.7%
Patrick Center	1	Office	Frederick	2004	66,260	72.1%	72.1%
West Park	1	Office	Frederick	2004	28,933	100.0%	100.0%

I-270 Corridor
20270 Goldenrod Lane	1	BP	Germantown	2004	24,468	46.0%	46.0%
7561 Lindbergh Drive	1	I	Gaithersburg	2004	36,000	100.0%	100.0%
Airpark Place	3	BP	Gaithersburg	2004	82,290	49.2%	49.2%
Campus at Metro Park	4	BP	Rockville	2004	190,912	85.1%	85.1%
Gateway Center	2	BP	Gaithersburg	2004	44,150	96.4%	96.4%
Girard Business Park(5)	7	BP	Gaithersburg	2004	299,878	76.4%	76.4%
Gateway 270	6	BP	Clarksburg	2006	213,341	90.9%	90.9%
Cloverleaf Center	4	Office	Germantown	2009	173,655	97.0%	97.0%

Beltsville
Ammendale Business Park(6)	7	BP	Beltsville	2006, 2007	313,890	61.1%	61.1%

Columbia
Rumsey Center	4	BP	Columbia	2002	134,321	83.8%	83.8%
Snowden Center	5	BP	Columbia	2002	144,807	76.0%	76.0%
RiversPark I(7)	3	BP	Columbia	2008	160,664	100.0%	64.2%

Other
Old Courthouse Square	1	Retail	Martinsburg, WV	2004	201,218	92.9%	92.9%
Woodlands Business Center	1	Office	Largo	2004	38,456	81.4%	81.4%
Glenn Dale Business Center	1	I	Glenn Dale	2005	321,394	93.0%	93.0%
Annapolis Commerce Park East	2	Office	Annapolis	2007	101,464	98.8%	86.4%

	58				3,166,485	85.5%	83.3%

BALTIMORE

Owings Mills
Owings Mills Business Park(8)	6	BP	Owings Mills	2005, 2006	219,430	92.8%	92.8%

Other
Deer Park	4	BP	Randallstown	2004	171,125	69.1%	69.1%
Gateway West	4	BP	Westminster	2004	111,165	41.1%	41.1%
Triangle Business Center	4	BP	Baltimore	2008	74,184	60.0%	52.1%

	18				575,904	71.5%	70.5%

Total Maryland	76				3,742,389	83.4%	81.4%

(1)	I = Industrial

(2)	BP = Business Park

(3)	Does not include space in development or redevelopment.

(4)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive and 6900 English Muffin Way.

(5)	Girard Business Park consists of the following properties: Girard Business Center and Girard Place.

(6)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(7)	Occupancy includes seller lease-back. On January 1, 2010, in accordance with new accounting standards, the Company deconsolidated RiversPark I. For more information, see footnote 5, Investment in Affiliate.

(8)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

NORTHERN VIRGINIA

						Leased at	Occupied at
		Property		Year(s) of		December 31,	December 31,
Property	Buildings	Type(1)(2)	Location	Acquisition	Square Footage	2009(3)	2009(3)
Alexandria
Plaza 500	2	I	Alexandria	1997	504,089	91.7%	91.7%
Interstate Plaza	1	I	Alexandria	2003	86,476	98.6%	98.6%

Manassas
Windsor at Battlefield	2	BP	Manassas	2004	154,989	100.0%	100.0%
Gateway Centre	3	BP	Manassas	2005	101,530	83.7%	61.0%
Linden Business Center	3	BP	Manassas	2005	109,882	71.6%	71.6%

Reston/Herndon
Van Buren Business Park	5	BP	Herndon	1997	108,060	92.5%	92.5%
Herndon Corporate Center	4	BP	Herndon	2004	127,443	74.7%	74.7%
Reston Business Campus	4	BP	Reston	2005	82,648	93.8%	93.8%

Sterling
Sterling Park Business Center(4)	6	BP	Sterling	2005, 2006	437,195	80.6%	80.6%

Chantilly
Lafayette Business Park(5)	6	BP	Chantilly	1998, 2005	254,060	74.7%	73.6%

Other
13129 Airpark Road	1	I	Culpeper	1997	149,888	75.9%	75.9%
Newington Business Park Center	7	I	Lorton	1999	254,242	93.2%	93.2%
15395 John Marshall Highway	1	I	Haymarket	2004	236,082	100.0%	100.0%
Aquia Commerce Center I & II	2	BP	Stafford	2004	64,488	100.0%	100.0%
Prosperity Business Center	1	BP	Merrifield	2005	71,312	100.0%	100.0%
Ashburn Center	3	BP	Ashburn	2009	194,183	45.2%	45.2%

Total Northern Virginia	51				2,936,567	84.8%	84.0%

(1)	I = Industrial

(2)	BP = Business Park

(3)	Does not include space in development or redevelopment.

(4)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(5)	Lafayette Business Park consists of the following properties: Enterprise Center and Tech Court.

SOUTHERN VIRGINIA

						Leased at	Occupied at
		Property		Year(s) of		December 31,	December 31,
Property	Buildings	Type(1)(2)	Location	Acquisition	Square Footage	2009(3)	2009(3)
RICHMOND

North
Virginia Center	1	BP	Glen Allen	2003	119,921	87.4%	87.4%
Northridge I, II	2	I	Ashland	2006	140,424	77.1%	77.1%
Hanover Business Center	4	BP	Ashland	2006	182,983	91.0%	91.0%
Park Central	3	BP	Richmond	2006	204,280	90.9%	90.9%

South
River’s Bend Center(4)	6	I	Chester	2006, 2007	795,037	100.0%	100.0%
Chesterfield Business Center(5)	11	BP	Richmond	2006, 2007	320,075	77.3%	77.3%

	27				1,762,720	91.2%	91.2%

NORFOLK

Crossways
				1999, 2004,
Crossways Commerce Center(6)	9	BP	Chesapeake	2005, 2006	1,089,786	88.5%	87.7%

Greenbrier
Greenbrier Business Center(7)	4	BP	Chesapeake	2002, 2007	410,613	86.9%	86.9%

Chesapeake
Cavalier Industrial Park	4	I	Chesapeake	2005	394,308	100.0%	94.0%
Diamond Hill Distribution Center	4	I	Chesapeake	2005	712,894	88.5%	88.5%

Hampton
1000 Lucas Way	2	BP	Hampton	2005	182,323	96.3%	96.3%
Enterprise Parkway	1	BP	Hampton	2005	332,536	65.2%	65.2%

Norfolk
				2002, 2004,
Norfolk Commerce Park(8)	3	BP	Norfolk	2006	261,444	93.2%	93.2%

	27				3,383,904	88.1%	87.2%

Total Southern Virginia	54				5,146,624	89.2%	88.6%

TOTAL	181				11,825,580	86.3%	85.1%

Development
Maryland					—
Northern Virginia					56,915
Southern Virginia					48,000

					104,915

Redevelopment(9)
Maryland					41,710
Northern Virginia					22,553
Southern Virginia					70,833

					135,096

GRAND TOTAL					12,065,591

(1)	I = Industrial

(2)	BP = Business Park

(3)	Does not include space in development or redevelopment.

(4)	River’s Bend Center consists of the following properties: River’s Bend Center and River’s Bend Center II.

(5)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center and Pine Glen.

(6)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, Crossways I, Crossways II, 1434 Crossways Boulevard and 1408 Stephanie Way.

(7)	Greenbrier Business Center consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.

(8)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

(9)	Represents square footage of existing structures currently under redevelopment.

     As of December 31, 2009, the Company’s lease expirations for each of the next ten years are summarized as follows:

	Square	% of square feet
	Feet	under leases expiring
MTM(1)	376,965	4%
2009(2)	45,821	1%
2010	1,008,437	10%
2011	2,059,355	20%
2012	961,049	9%
2013	1,360,946	13%
2014	1,026,280	10%
2015	764,213	8%
2016	715,849	7%
2017	659,984	6%
2018	538,983	5%
2019	302,644	3%
Thereafter	381,512	4%

	10,202,038	100%

(1)	Month-to-month leases as of December 31, 2009.

(2)	The Company treats leases that expired on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space. Of the 45,821 square feet of leases that expired on December 31, 2009, 33,508 square feet were moved out, 6,018 square feet were renewed and 6,295 square feet were heldover.
     The Company’s average effective annual rental rate per square foot for each of the previous five years is as follows:

Average Base Rent
per Square Foot(1)
2005	$10.51
2006	9.56
2007	9.54
2008	9.68
2009	9.87

(1)	Triple-net equivalent.
     The Company’s weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted Average
Occupancy Rates
2005	90.7%
2006	88.1%
2007	86.9%
2008	86.3%
2009	86.1%
     The Company’s principal executive offices are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. The Company leases approximately 18,000 square feet at this location and believes this space is sufficient to meet its current needs. The Company has five other offices for its property management operations, which occupy approximately 23,000 square feet within buildings it owns.

ITEM 3.	LEGAL PROCEEDINGS
     As of December 31, 2009, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s common shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company’s common shares began trading on the New York Stock Exchange upon the closing of its initial public offering in October 2003. At December 31, 2009, there were 97 shareholders of record and an estimated 15,599 beneficial owners of the Company’s common shares.
     The following table sets forth the high and low sales prices for the Company’s common shares and the dividends paid per common share for 2009 and 2008.

	Price Range		Dividends
2009	High	Low	Per Share
Fourth Quarter	$12.95	$10.94	$0.20
Third Quarter	11.85	9.33	0.20
Second Quarter	11.36	7.02	0.20
First Quarter	9.60	5.80	0.34

	Price Range		Dividends
2008	High	Low	Per Share
Fourth Quarter	$17.16	$5.45	$0.34
Third Quarter	19.05	14.29	0.34
Second Quarter	17.52	15.12	0.34
First Quarter	17.95	13.30	0.34
     The Company will pay future distributions at the discretion of its board of trustees. The Company’s ability to make cash distributions in the future will be dependent upon, among other things (i) the income and cash flow generated from Company operations; (ii) cash generated or used by the Company’s financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described above and such other factors as the board of trustees deems relevant. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. Historically, the Company has generated sufficient cash flows from operating activities to fund distributions. The Company may rely on borrowings on its unsecured revolving credit facility or may make taxable distributions of its shares or securities to make any distributions in excess of cash available from operating activities.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
     A total of 2,210,800 equity securities have been authorized under the Company’s 2003 and 2009 Equity Compensation Plans. The following table sets forth information as of December 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no equity compensation plans that were not approved by its security holders.

Number of
Securities to be
	Issued upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans
Equity compensation plans approved by security holders	751,404	$17.27	439,935
Equity compensation plans not approved by security holders	—	—	—

Total	751,404	$17.27	439,935

Unregistered Sales of Equity Securities and Issuer Repurchases
     The Company did not sell any unregistered equity securities or any of its registered equity securities during the twelve months ended December 31, 2009. During 2009, 40,000 Operating Partnership units were redeemed for 40,000 common shares fair valued at $0.5 million and 267 Operating Partnership units were acquired for $3 thousand in cash.
     Performance Graph
     The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period December 31, 2004 through December 31, 2009 assuming the investment of $100 in each of the Company and the two indices, on December 31, 2004, and the reinvestment of dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
DECEMBER 31, 2004 THROUGH DECEMBER 31, 2009
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Potomac Realty Trust	100.00	122.35	139.78	87.89	51.90	77.58
MSCI US REIT (RMS)	100.00	112.13	152.41	126.78	78.64	101.14
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
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
     The following table presents selected financial information of the Company and its subsidiaries. The financial information has been derived from the consolidated balance sheets and consolidated statements of operations.
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(amounts in thousands, except per share amounts)	2009	2008	2007	2006	2005
Operating Data:
Rental revenue and tenant reimbursements	$133,877	$124,293	$119,589	$99,744	$71,061

Income (loss) from continuing operations	$4,056	$4,532	$(3,558)	$70	$(1,643)
Income from discontinued operations	—	15,609	2,372	10,324	3,102

Net income (loss)	4,056	20,141	(1,186)	10,394	1,459
Less: Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(124)	(615)	36	(503)	(109)

Net income (loss) attributable to common shareholders	$3,932	$19,526	$(1,150)	$9,891	$1,350

Net income (loss) attributable to common shareholders per share — basic and diluted:
Income (loss) from continuing operations	$0.12	$0.16	$(0.15)	$—	$(0.09)
Income from discontinued operations	—	0.61	0.09	0.45	0.17

Net income (loss)	$0.12	$0.77	$(0.06)	$0.45	$0.08

Cash dividends declared and paid per common share	$0.94	$1.36	$1.36	$1.24	$1.125

	At December 31,
(amounts in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$1,074,492	$1,080,249	$1,052,299	$994,567	$727,763
Mortgage loans and other debt	645,081	653,781	669,658	580,076	396,265
Shareholders’ equity	377,759	365,293	337,520	371,978	289,331
     The Company has retrospectively adopted a new accounting pronouncement that requires issuers of cash-settled exchangeable debentures to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. Therefore, the Company is required to record the debt components related to its Exchangeable Senior Notes at fair value as of the date of issuance with the adjustment to additional paid-in capital and amortize the resulting discount as an increase to interest expense over the expected life of the debt. This treatment has been applied retrospectively to all periods presented. As a result of the application of this pronouncement, the Company’s debt balance has been reduced by $3,449 thousand, $6,811 thousand and $8,551 thousand and the Company’s shareholder’s equity has been increased by $3,557 thousand, $6,709 thousand and $8,392 thousand at December 31, 2008, 2007 and 2006, respectively, from the Company’s previous issued report on form 10-K. The resulting discount amortization increased interest expense by $1,385 thousand, $1,739 thousand and $145 thousand for the years ended December 31, 2008, 2007 and 2006, respectively, and reduced the Company’s gain on the retirement of debt by $1,977 thousand for the year ended December 31, 2008. These transactions reduced the Company’s net income available to common stockholders and its basic and diluted earnings per share. For more information, see footnote 8(b) Exchangeable Senior Notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust.
Overview
     The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant business parks and industrial properties. Business parks contain a combination of office buildings as well as buildings with office features combined with industrial property space, while industrial properties generally are used as warehouse, distribution or manufacturing facilities. At December 31, 2009, the Company owned over 12 million square feet, which includes 0.2 million square feet owned through a consolidated joint venture, and the Company’s consolidated properties were 85.1% occupied by 592 tenants. The Company also owned land that can accommodate approximately 1.4 million square feet of development. As of December 31, 2009, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.
     The Company’s long-term growth will be driven by its ability to:
•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties or contribute properties to joint ventures; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.
Significant 2009 Developments
     During 2009, the Company completed the following:
•	Completed two acquisitions totaling approximately 368,000 square feet for $39.3 million;

•	Retired $34.5 million of its Exchangeable Senior Notes at a 23% discount, resulting in a gain of $6.3 million;

•	Issued 2.8 million common shares through its controlled equity offering program, generating net proceeds totaling $29.5 million;

•	Executed 2.2 million square feet of leases; and

•	Extended maturities on bank debt totaling over $185 million and increased total bank debt capacity by $10 million.
     Total assets were $1.1 billion at December 31, 2009 and 2008.
Development and Redevelopment Activity
     During 2009, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company constructs business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.

     During 2009, the Company completed and placed in-service development and redevelopment efforts on 151 thousand square feet of space, which includes 16 thousand square feet in its Maryland reporting segment, 127 thousand square feet in its Northern Virginia reporting segment and 8 thousand square feet in its Southern Virginia reporting segment.
     As of December 31, 2009, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Sterling Park Business Center, Lot 7 — a 57,000 square foot office building in the Company’s Northern Virginia reporting segment, which is located adjacent to one of the Company’s recently constructed buildings, has been designed and all permits have been received. Costs to date include civil site preparation work, architectural, mechanical, electrical and plumbing design as well as permit fees; and

•	Greenbrier Technology Center III — a 48,000 square foot three-story office building in the Company’s Southern Virginia reporting segment has been designed and all permits have been received. Costs to date include civil, architectural, mechanical, electrical and plumbing design as well as permit fees.
Redevelopment
•	Gateway 270 — a 42,000 square foot business park redevelopment in the Company’s Maryland reporting segment has been designed, all permits have been processed and construction is set to commence. The majority of the costs incurred to date include architectural and engineering design work; and

•	Enterprise Parkway — a 71,000 square foot multi-tenanted office redevelopment in the Company’s Southern Virginia reporting segment. Costs incurred to date include building, lobby and common corridor renovations, major common area bathroom renovations as well as schematic architectural and engineering design for future tenant layouts.
     The Company anticipates the majority of the development and redevelopment efforts on these projects will be completed in 2010. The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the space. At December 31, 2009, the Company owned developable land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in Maryland, 0.6 million square feet in Northern Virginia and 0.7 million square feet in Southern Virginia.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in its consolidated financial statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectability of accounts receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate, derivative instruments and share-based compensation.
     The following is a summary of certain aspects of these critical accounting policies and estimates.
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
Investments in Real Estate and Real Estate Entities
     Investments in real estate are initially recorded at fair value. Improvements and replacements are capitalized at historical cost when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.
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
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied.

Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the acquired property is recorded as follows:
•	the fair value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the fair value of the lease origination costs had the in-place leases been originated on the date of acquisition; the fair value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the fair value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fourteen years; and

•	the intangible fair value of tenant or customer relationships.
     The Company’s determination of these fair values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded in “Accumulated Other Comprehensive Income (Loss),” an element of shareholders’ equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
Share-Based Compensation
     The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards the Company uses a Black-Sholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share based awards will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income from continuing operations.

Results of Operations
     Comparison of the Years Ended December 31, 2009, 2008 and 2007
     The Company completed acquisitions totaling $174.3 million during the three years ended December 31, 2009 and owned 12.1 million, 11.8 million and 11.4 million square feet of space available for leasing at December 31, 2009, 2008 and 2007, respectively. Also, the Company’s period-over-period operating results have been significantly affected by the volume and timing of acquisitions.
2009 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $39.3 million during 2009: four buildings at Cloverleaf Center; and three buildings at Ashburn Center. Since both properties were acquired in the fourth quarter, they did not have a material impact on the Company’s operations.
2008 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $46.4 million during 2008: four buildings at Triangle Business Center; and six buildings at RiversPark I and II. In December 2008, the Company contributed the RiversPark I and II buildings to newly formed consolidated joint ventures. On March 17, 2009, the Company deconsolidated the joint venture that owns RiversPark II and, therefore, the assets, liabilities and operating results of RiversPark II were removed from the Company’s consolidated financial statements on the date of deconsolidation. For more information on the deconsolidation of RiversPark II, see footnote 5, Investment in Affiliate.
2007 Acquisitions
     The Company acquired the following buildings at an aggregate purchase cost of $88.6 million during 2007: three buildings at Greenbrier Business Center; one building at Pine Glen; two buildings at Ammendale Business Park; two buildings at River’s Bend Center; and two buildings at Annapolis Commerce Park East.
     For the discussion of operating results presented below, the term “Current Acquisitions” will include all properties acquired during the years being compared and the term “Remaining Portfolio” will include all properties owned by the Company for the entirety of the years being compared.
Total Revenues
     Total revenues are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change	2008	2007	Increase	Change
Rental	$108,847	$101,844	$7,003	7%	$101,844	$98,814	$3,030	3%
Tenant reimbursements and other	$25,030	$22,449	$2,581	11%	$22,449	$20,775	$1,674	8%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $7.0 million in 2009 as compared with 2008. Rental revenue for the Remaining Portfolio increased $4.8 million, which can be attributed to an increase in rental rates, as the average rental rates for the Company’s entire portfolio increased on new and renewal leases by 19.6% and 10.4%, respectively, during 2009, with the Company executing a combined 2.2 million square feet of new and renewal leases during the year. The Current Acquisitions contributed additional rental revenue of $2.2 million during 2009. The Company expects rental revenues will increase slightly in 2010 due to new acquisitions and a full-year of revenues from the properties acquired in 2009, which will be partially offset by a decline in occupancy. The increase in rental revenue in 2009 compared with 2008 includes $2.2 million for the Company’s Maryland reporting segment, $2.1 million for the Northern Virginia reporting segment and $2.7 million for the Company’s Southern Virginia reporting segment. The increase in rental revenue for the Maryland reporting segment was due to the addition of new properties during 2009 and 2008. The increases in rental revenue for the Northern and Southern Virginia reporting segments was due to higher market rates and increased occupancy.
     During both 2009 and 2008, the Company’s weighted average occupancy was 86.1%. The Company’s portfolio was 85.1% occupied at December 31, 2009 compared with 86.8% occupied at December 31, 2008.
     Rental revenue increased $3.0 million in 2008 as compared with 2007 primarily due to the Company’s Current Acquisitions, which resulted in additional rental revenue of $2.4 million. The remaining increase in rental revenue can be attributed to an increase in rental rates, as the average rental rates on new and renewal leases increased 13.6% and 11.8%, respectively, during 2008, with the Company executing 3.1 million square feet of new and renewal leases during the year. The increase in rental revenue in 2008 compared with 2007 includes $2.1 million for the Company’s Maryland reporting segment and $1.3 million for the Southern Virginia reporting segment. The increase in Maryland and Southern Virginia reflects higher market rental rates, partially offset by an increase in vacancy. Rental revenue for the Company’s Northern Virginia reporting segment decreased $0.4 million in 2008 from 2007 primarily due to an increased vacancy.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $2.6 million in 2009 compared with 2008. The increase is primarily due to the Remaining Portfolio, which contributed $2.1 million of additional tenant reimbursements and other revenues to the portfolio in 2009 due to an increase in recoverable property operating expenses. Tenant reimbursements and other revenues increased $0.5 million as a result of the Current Acquisitions during 2009. The Company expects tenant reimbursements and other revenues to increase in 2010 due to an increase in recoverable operating expenses, particularly snow and ice removal costs. The increases in tenant reimbursements and other revenues in 2009 compared with 2008 include $1.1 million for the Maryland reporting segment, $1.2 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.
     Tenant reimbursements and other revenues increased $1.7 million in 2008 compared with 2007. The increase is primarily due to the Remaining Portfolio, which resulted in $1.1 million of additional tenant reimbursements and other revenues to the portfolio in 2008 due to an increase in recoverable property operating expenses. Tenant reimbursements and other revenues increased $0.6 million for Current Acquisitions during 2008. The increases in tenant reimbursements and other revenues in 2008 compared with 2007 include $0.8 million for the Northern Virginia reporting segment and $1.2 million for the Southern Virginia reporting segment. The increase in Northern Virginia and Southern Virginia in part reflects an increase in triple-net tenants that generally results in higher reimbursement of property operating expenses. Tenant reimbursements and other revenues decreased $0.3 million for the Company’s Maryland reporting segment in 2008 compared with 2007, primarily due to slightly lower reimbursement revenue, lower termination fee income and reduced ancillary income such as late fee revenue.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change	2008	2007	Increase	Change
Property operating expenses	$33,260	$27,245	$6,015	22%	$27,245	$25,217	$2,028	8%
Real estate taxes and insurance	$13,043	$12,232	$811	7%	$12,232	$10,813	$1,419	13%
     Property operating expenses increased $6.0 million in 2009 compared with the same period in 2008. Property operating expenses for the Remaining Portfolio increased $5.0 million in 2009 compared with the same period in 2008, primarily due to an increase in snow and ice removal costs during the fourth quarter of 2009 and an increase in reserves for anticipated bad debt expense, primarily incurred in the first half of 2009. The Current Acquisitions contributed additional property operating expenses of $1.0 million. The Company expects property operating expenses to increase in 2010 primarily as the result of significant snow and ice removal expense incurred in January and February of 2010 that in aggregate exceed the total costs incurred in 2009. The increase in property operating expenses in 2009 compared with 2008 includes $3.4 million for the

Maryland reporting segment, $1.6 million for the Northern Virginia reporting segment and $1.0 million for the Southern Virginia reporting segment. The majority of the increase in the Company’s reserves for bad debt expense was recorded in its Maryland reporting segment, particularly in the Baltimore sub-market.
     Property operating expenses increased $2.0 million in 2008 as compared with 2007 primarily due to higher administrative expense and utility costs associated with the Remaining Portfolio, which resulted in $1.4 million of additional property operating expenses during 2008. The increase in property operating expenses can also be attributed to Current Acquisitions, which experienced an increase in property operating expense of $0.6 million in 2008 compared with 2007. The increase in property operating expenses in 2008 compared with 2007 includes $1.0 million for the Maryland reporting segment, $0.4 million for the Northern Virginia reporting segment and $0.6 million for the Southern Virginia reporting segment.
     Real estate taxes and insurance expenses increased $0.8 million in 2009 compared with the same period in 2008. Real estate taxes and insurance associated with the Remaining Portfolio increased $0.6 million in 2009. The Current Acquisitions experienced an increase in real estate taxes and insurance of $0.2 million in 2009. The increase in real estate taxes and insurance expenses in 2009 compared with 2008 includes $0.5 million for the Maryland reporting segment, $0.2 million for the Northern Virginia reporting segment and $0.1 million for the Southern Virginia reporting segment.
     Real estate taxes and insurance expenses increased $1.4 million in 2008 from 2007. A large portion of the increase can be attributed to higher real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Loudon County, Stafford County and Fairfax County, Virginia. The increase in real estate taxes and insurance expenses in 2008 compared with 2007 includes $0.3 million for the Maryland reporting segment, $0.8 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.
Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change	2008	2007	Increase	Change
	$14,295	$11,938	$2,357	20%	$11,938	$10,453	$1,485	14%
     General and administrative expenses increased $2.4 million during 2009 compared with the same period in 2008. The increase is primarily attributable to transaction costs related to two acquisitions in the fourth quarter of 2009 and to an increase in non-cash share-based compensation expense. Prior to 2009, all due diligence and closing costs associated with an acquired property were capitalized as part of the basis of the new property. Beginning in 2009, in accordance with new accounting standards, all due diligence and transaction costs are expensed through general and administrative expense. During 2009, the Company expensed $1.1 million of transaction costs associated with the acquisitions of Cloverleaf Center and Ashburn Center. Non-cash, share-based compensation increased $1.1 million for the twelve months ended December 31, 2009 as the restricted shares awarded to the Company’s officers in 2009 had a shorter vesting period than previously issued awards. Any change in general and administrative expense in 2010 as compared with 2009 will be primarily due to the number of acquisitions and the amount of the acquisition costs incurred.
     General and administrative expenses increased $1.5 million in 2008 from 2007, primarily due to increased compensation and benefits expense, including increased share-based compensation expense as a result of restricted shares issued to the Company’s executive officers in March 2008. The Company also incurred an additional $0.3 million of abandoned acquisition-related costs during 2008.
     Depreciation and amortization expenses are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change	2008	2007	Decrease	Change
	$40,872	$37,207	$3,665	10%	$37,207	$40,023	$2,816	7%
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $3.7 million in 2009 compared with the same period in 2008. The Remaining Portfolio generated additional depreciation and amortization expense of $2.6 million due to an increase in expense related to the disposal of assets from tenants that vacated during the year. The remaining increase of $1.1 million in depreciation expense was attributed to the Current Acquisitions. The Company does not anticipate a meaningful change in depreciation and amortization expense during 2010 compared with 2009 as increases in depreciation expense due to acquisitions will be offset by several intangible assets reaching their maturity.
     Depreciation and amortization expense decreased $2.8 million in 2008 from 2007 primarily due to a reduction of $3.5 million of depreciation on the Remaining Portfolio, as certain acquired tenant improvements, intangible in-place leases and customer relationship assets amortized in full as leases reached their contractual termination and as a result of costs written-off associated with early lease terminations. The decrease in depreciation and amortization expense was partially offset by additional depreciation expense of $0.7 million recorded in 2008 as a result of Current Acquisitions.
     Other Expenses (Income)
     Interest expense is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Decrease	Change	2008	2007	Decrease	Change
	$32,412	$36,189	$3,777	10%	$36,189	$37,326	$1,137	3%
     The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
     Interest expense decreased $3.8 million compared with the same period in 2008 primarily due to the Company’s efforts in refinancing its existing debt at lower interest rates as well as reducing its outstanding debt level.
     In 2009, the Company’s mortgage interest expense decreased $2.8 million as the Company retired $14.2 million of mortgage debt encumbering Glenn Dale Business Center, 4200 Tech Court and Park Central I. In 2008, the Company retired $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio. The prepayment of the $72.1 million Suburban Maryland Portfolio mortgage loan, in the third quarter of 2008, was partially financed through the issuance of a $35.0 million secured term loan, later amended to increase the total commitment to $50.0 million, which resulted in an additional $0.8 million of interest expense in 2009 compared with 2008. The remainder was financed with a draw on the Company’s unsecured revolving credit facility. The Company also used its unsecured revolving credit facility to primarily fund the partial repurchase of its Exchangeable Senior Notes. Since the beginning of 2008, the Company has repurchased $74.5 million of its Exchangeable Senior Notes at a discount, which resulted in a $2.2 million decrease of interest expense and discount amortization in 2009 compared with the same period in 2008. The increased borrowings on the unsecured revolving credit facility were offset by a lower weighted average interest rate. In 2009, the Company’s average balance on its unsecured revolving credit facility was $95.2 million with a weighted average interest rate 1.6%, compared with an average balance of $71.8 million with a weighted average interest rate of 4.0% for 2008. The lower weighted average interest rate on the unsecured revolving credit facility resulted in a $1.4 million decrease of interest expense in 2009. The decline in interest rates in 2009 compared with 2008 resulted in $1.3 million less of interest expense related to a $50.0 million secured term loan that originated in 2007. The Company entered into two separate interest rate swap agreements to fix the applicable interest rates on $85.0 million of its variable rate debt, which due to a decline in interest rates resulted in a combined $2.1 million of additional interest expense for 2009 compared with 2008. The decrease in the Company’s interest expense was partially offset by a $1.2 million decrease in capitalized interest expense in 2009 compared with the same period in 2008, which was attributable to a decline in development and redevelopment activity in 2009. The Company extended the maturity date on approximately $185 million of debt in December 2009, which due to higher interest rates on the refinanced debt will result in higher interest expense in 2010.
     Interest expense decreased $1.1 million during 2008 compared with the same period in 2007. In 2008, the Company prepaid $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio, which resulted in a decrease in total mortgage interest expense of $2.2 million in 2008 compared with 2007. The prepayment of the Suburban Maryland Portfolio mortgage loan was financed through the issuance of a $35.0 million term loan, later amended to increase the total commitment to $50.0 million and a draw on the Company’s unsecured revolving credit facility. The new term loan resulted in an additional $0.7 million of interest expense during the year. In 2008, the Company used its unsecured revolving credit facility, along with available cash, to repurchase $40.0 million of its Exchangeable Senior Notes, which resulted in $1.1 million less of interest expense and discount amortization on its Exchangeable Senior Notes in 2008 compared with 2007. The Exchangeable Senior Notes were purchased at a discount, which resulted in a net gain of $4.4 million. In 2008, the Company’s average balance on its unsecured revolving credit facility was $71.8 million with a weighted average interest rate of 4.0% compared with $31.2 million with a weighted average interest rate of 6.49%. The increased average balance of the credit facility resulted in $0.8 million of additional interest during 2008. The Company entered into a $50.0 million term loan in August 2007, which resulted in $0.8 million of additional interest expense in 2008 compared with 2007. During 2008, the Company entered into three interest rate swap agreements that fixed the variable interest rates on certain debt obligations. These swap agreements resulted in an additional $0.1 million of interest expense for 2008. Also, the decrease in interest expense was attributed to $0.3 million of additional capitalized interest related to additional development and redevelopment activity in 2008 compared with 2007.
     Interest and other income are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Decrease	Change	2008	2007	Decrease	Change
	$530	$676	$146	22%	$676	$685	$9	1%
     Interest and other income include amounts earned on the Company’s funds held in various cash operating and escrow accounts. Interest and other income decreased in 2009 compared with the same period in 2008 primarily due to lower average interest rates in 2009 compared with 2008. The Company earned an interest rate of 3.5% on an average cash balance of $6.7 million during 2009, compared with 3.6% on an average cash balance of $5.1 million during 2008.
     Interest and other income slightly decreased in 2008 compared with the same period in 2007 primarily due to lower average interest rates in 2008 compared with 2007. The Company earned an interest rate of 3.6% on an average cash balance of $5.1 million during 2008, compared with 5.2% on an average cash balance of $4.2 million during 2007.
     Equity in losses of affiliate is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change	2008	2007	Change	Change
	$95	$—	$95	—	$—	$—	$—	—
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint ventures, the Company provided a guarantee to the joint venture for several lease agreements entered into by the former owner for certain vacancies at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the operating results of RiversPark II are no longer consolidated on the Company’s consolidated financial statements effective March 17, 2009. For the period it was deconsolidated, RiversPark II incurred a loss from operations.
     Impairment of real estate asset is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change	2008	2007	Change	Change
	$2,541	$—	$2,541	—	$—	$—	$—	—
     During the fourth quarter of 2009, the Company recorded an impairment loss of $2.5 million related to its Deer Park property, which it intends to sell during 2010. The property was acquired as part of a portfolio acquisition in 2004 and is located in a non-core submarket of Baltimore in the Company’s Maryland reporting segment. The Company did not record any additional impairment of real estate assets during 2009 and did not record any impairment to its real estate assets during the years ended 2008 and 2007.
     Gains on early retirement of debt are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Increase	Change	2008	2007	Increase	Change
	$6,167	$4,374	$1,793	41%	$4,374	$—	$4,374	—

     In 2009, the Company retired $34.5 million of its Exchangeable Senior Notes at a 23% discount, which resulted in a gain of $6.3 million, net of deferred financing costs and discounts. The Exchangeable Senior Notes repurchased in 2009 were funded with proceeds from the Company’s controlled equity offering program, borrowings on the Company’s unsecured revolving credit facility and available cash. The gain on early retirement of debt was partially offset by $0.2 million of debt retirement charges during the fourth quarter of 2009 associated with the restructuring the Company’s unsecured revolving credit facility and two secured term loans.
     In 2008, the Company retired $40.0 million of its Exchangeable Senior Notes at a 18% discount, which resulted in a gain of $4.4 million, net of deferred financing costs and discounts. The majority of Exchangeable Senior Notes repurchased in 2008 were funded with borrowings on the Company’s unsecured revolving credit facility and available cash.
Income from Discontinued Operations
     Income from discontinued operations is summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Decrease	Change	2008	2007	Increase	Change
	$—	$15,609	$15,609	100%	$15,609	$2,372	$13,237	558%
     Income from discontinued operations represents revenues and expenses associated with Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment. In June 2008, the Company sold Alexandria Corporate for net proceeds of $50.6 million and recognized a gain on sale of $14.3 million. Operating results of the property and the gain on sale of the property are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company has had no continuing involvement with the property subsequent to its disposal. The Company had not committed to a disposition plan nor had it disposed of any additional real estate assets during 2009, 2008 and 2007.
Net income (loss) attributable to noncontrolling interests in the Operating Partnership
     Net income (loss) attributable to noncontrolling interests in the Operating Partnership are summarized as follows:

	Years Ended December 31,			Percent	Years Ended December 31,			Percent
(amounts in thousands)	2009	2008	Decrease	Change	2008	2007	Increase	Change
	$124	$615	$491	80%	$615	$(36)	$651	1,808%
     Net income (loss) attributable to noncontrolling interests in the Operating Partnership reflects the ownership interests of the Operating Partnership held by parties other than the Company. The decrease in noncontrolling interest expense can be attributed to a $16.1 million decrease in net income in 2009 compared with 2008. During 2008, the Company sold Alexandria Corporate Park, which resulted in $15.6 million in income from discontinued operation, including a $14.3 million gain on sale. The Company did not dispose of any properties during 2009 and 2007. The noncontrolling interests owned by limited partners decreased to 2.3% as of December 31, 2009 compared with 2.7% as of December 31, 2008, primarily due to the Company issuing 2.8 million shares of its common stock during 2009.
     The increase in net income (loss) attributable to noncontrolling interests in the Operating Partnership during 2008 can be attributed to a $21.3 million increase in net income in 2008 compared with 2007. The increase in net income was attributable to the aforementioned sale of Alexander Corporate Park in 2008, which resulted in $13.2 million of additional net income, and the repurchase of a portion of the Company’s Exchangeable Senior Notes, which resulted in $4.4 million of additional net income. The outstanding interests owned by limited partners was 2.7% as of December 31, 2008 compared with 3.2% as of December 31, 2007. The decrease in noncontrolling interest ownership in 2008 compared with 2007 is primarily attributable to the Company’s common stock offering of 2.9 million common shares in September 2008 and the redemption during the year of 26,181 Operating Partnership units for 26,181 common shares fair valued at $0.4 million.
Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. Same Property NOI is a non-GAAP measure. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period thus impacting trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes does not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance.
2009 Compared with 2008
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2009 compared with 2008:

	Years Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	167	167	—	—
Same property revenues
Rental	$104,783	$100,955	$3,828	3.8
Tenant reimbursements and other	23,181	20,718	2,463	11.9

Total same property revenues	127,964	121,673	6,291	5.2

Same property operating expenses
Property	30,429	25,902	4,527	17.5
Real estate taxes and insurance	12,678	12,193	485	4.0

Total same property operating expenses	43,107	38,095	5,012	13.2

Same property net operating income	$84,857	$83,578	$1,279	1.5

Reconciliation to net income:
Same property net operating income	$84,857	$83,578
Non-comparable net operating income(2)(3)(4)	2,717	1,238
General and administrative expenses	(14,295)	(11,938)
Depreciation and amortization	(40,872)	(37,207)
Other expenses, net	(28,351)	(31,139)
Discontinued operations(5)	—	15,609

Net income	$4,056	$20,141

	Weighted Average Occupancy
	at December 31,
	2009	2008
Same Properties	86.6%	86.2%
Total	86.1%	86.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, Triangle Business Center, RiversPark I and II, Cloverleaf Center and Ashburn Center.

(3)	Excludes a 76,000 square foot redevelopment building at Ammendale Commerce Center, which was placed in-service during the fourth quarter of 2008.

(4)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Discontinued operations include the gain on disposal and income from the operations of Alexandria Corporate Park.

     Same Property NOI increased $1.3 million, or 1.5%, for the twelve months ended December 31, 2009 as compared with the same period in 2008. Same property rental revenue increased $3.8 million for the twelve months ended December 31, 2009, primarily as the result of higher market rental rates realized in 2009. Tenant reimbursements and other revenue increased $2.5 million for the twelve months ended December 31, 2009 as a result of an increase in operating expenses, which resulted in higher reimbursement revenue from the tenants, and higher ancillary fees. Total same property operating expenses increased $5.0 million for the full year of 2009 due to an increase in reserves for anticipated bad debt expense, higher property assessments, which led to increased real estate taxes, and an increase in snow and ice removal costs in the fourth quarter of 2009.
Maryland

	Year Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	65	65	—	—
Same property revenues
Rental	$33,323	$34,255	$(932)	(2.7)
Tenant reimbursements and other	6,772	6,686	86	1.3

Total same property revenues	40,095	40,941	(846)	(2.1)

Same property operating expenses
Property	10,187	8,233	1,954	23.7
Real estate taxes and insurance	4,146	3,953	193	4.9

Total same property operating expenses	14,333	12,186	2,147	17.6

Same property net operating income	$25,762	$28,755	$(2,993)	(10.4)

Reconciliation to total property operating Income:
Same property net operating income	$25,762	$28,755
Non-comparable net operating income (2)(3)(4)	3,241	898

Total property operating income	$29,003	$29,653

	Weighted Average Occupancy
	at December 31,
	2009	2008
Same Properties	83.9%	88.7%
Total	83.4%	88.7%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Triangle Business Center, Cloverleaf Center and RiversPark I and II.

(3)	Excludes a 76,000 square foot redevelopment building at Ammendale Commerce Center, which was placed in-service during the fourth quarter of 2008.

(4)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Maryland properties decreased $3.0 million for the twelve months ended December 31, 2009 compared with the same period in 2008. Total same property revenues decreased $0.8 million during 2009 due to a decrease in occupancy in the region. Total same property operating expenses for the Maryland properties increased $2.2 million for the twelve months ended December 31, 2009, which was primarily due to an increase in reserves for anticipated bad debt expense, particularly among the region’s Baltimore area properties, and snow and ice removal costs in the fourth quarter of 2009.

Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	48	48	—	—
Same property revenues
Rental	$32,254	$30,184	$2,070	6.9
Tenant reimbursements and other	7,569	6,335	1,234	19.5

Total same property revenues	39,823	36,519	3,304	9.0

Same property operating expenses
Property	9,126	7,525	1,601	21.3
Real estate taxes and insurance	4,284	4,086	198	4.8

Total same property operating expenses	13,410	11,611	1,799	15.5

Same property net operating income	$26,413	$24,908	$1,505	6.0

Reconciliation to total property operating income:
Same property net operating income	$26,413	$24,908
Non-comparable net operating loss(2)(3)	(219)	(218)

Total property operating income	$26,194	$24,690

	Weighted Average Occupancy
	at December 31,
	2009	2008
Same Properties	88.4%	87.2%
Total	87.8%	87.4%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include Alexandria Corporate Park and Ashburn Center

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Northern Virginia properties increased $1.5 million for the twelve months ended December 31, 2009 compared with the same period in 2008. Total same property revenues increased $3.3 million during the twelve months ended December 31, 2009 due to an increase in occupancy and in rental rates. The increase in operating expenses, along with higher occupancy, resulted in an increase in tenant reimbursements and other revenues during 2009. Same property operating expenses increased $1.8 million due to increases in snow and ice removal costs, utility expenses and reserves for anticipated bad debt expense. The Company also experienced higher assessed valuations on many Northern Virginia properties that, in turn, resulted in increased real estate tax expense.

Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	54	54	—	—
Same property revenues
Rental	$39,206	$36,516	$2,690	7.4
Tenant reimbursements and other	8,840	7,697	1,143	14.8

Total same property revenues	48,046	44,213	3,833	8.7

Same property operating expenses
Property	11,116	10,144	972	9.6
Real estate taxes and insurance	4,248	4,154	94	2.3

Total same property operating expenses	15,364	14,298	1,066	7.5

Same property net operating income	$32,682	$29,915	$2,767	9.2

Reconciliation to total property operating income:
Same property net operating income	$32,682	$29,915
Non-comparable net operating (loss) income(2)	(305)	558

Total property operating income	$32,377	$30,473

	Weighted Average
	Occupancy at December 31,
	2009	2008
Same Properties	87.3%	84.2%
Total	87.3%	84.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same property NOI for the Southern Virginia properties increased $2.8 million for the twelve months ended December 31, 2009 compared with the same period in 2008. Same property rental revenue increased $3.8 million during 2009 as a result of an increase in occupancy and in rental rates. An increase in operating expenses, along with higher occupancy, resulted in an increase in tenant reimbursements and other revenues during 2009. Same property operating expenses increased $1.0 million during full year 2009 due to an increase in snow and ice removal costs, utility expense and real estate taxes.

2008 Compared with 2007
     The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2008 compared with 2007:

	Years Ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Number of buildings (1)	154	154	—	—
Same property revenues
Rental	$91,588	$90,350	$1,238	1.4
Tenant reimbursements and other	19,820	18,571	1,249	6.7

Total same property revenues	111,408	108,921	2,487	2.3

Same property operating expenses
Property	23,805	23,276	529	2.3
Real estate taxes and insurance	11,030	10,067	963	9.6

Total same property operating expenses	34,835	33,343	1,492	4.5

Same property net operating income	$76,573	$75,578	$995	1.3

Reconciliation to net income (loss):
Same property net operating income	$76,573	$75,578
Non-comparable net operating income(2)(3)(4)	8,243	7,981
General and administrative expenses	(11,938)	(10,453)
Depreciation and amortization	(37,207)	(40,023)
Other expenses, net	(31,139)	(36,641)
Discontinued operations(5)	15,609	2,372

Net income (loss)	$20,141	$(1,186)

	Weighted Average Occupancy
	at December 31,
	2008	2007
Same Properties	86.3%	87.0%
Total	86.3%	87.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, Crossways Commerce Center (expansion), Ammendale Commerce Center, Annapolis Commerce Park East, John Marshall Highway (Building II), Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, River’s Bend Center II, Triangle Business Center and RiversPark I and II, which was contributed to a consolidated joint venture in December 2008.

(3)	Includes Interstate Plaza, which was fully vacant as of January 1, 2008, with a portion of the property placed in redevelopment during 2008. Same property NOI including the portion of Interstate Plaza not in redevelopment increased by 0.5% for the twelve months ended December 31, 2008. The Company leased the portion of the property not in redevelopment, with the tenant taking occupancy in January 2009.

(4)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(5)	Discontinued operations include the gain on disposal and income from the operations of Alexandria Corporate Park.
     Same Property NOI increased $1.0 million, or 1.3%, for the twelve months ended December 31, 2008 as compared with the same period in 2007. Same property rental revenue increased $1.2 million for the twelve months ended December 31, 2008, primarily as the result of higher market rental rates realized in 2008. Tenant reimbursements and other revenues increased $1.2 million for the twelve months ended December 31, 2008 as a result of an increase in operating expenses, which resulted in higher reimbursement revenue from the tenants and higher ancillary fees. Total same property operating expenses increased $1.5 million for the full year of 2008 due to higher property assessments and increased real estate taxes. There was also an increase in utility usage and utility rates at several properties throughout the portfolio.

Maryland

	Year Ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Number of buildings (1)	60	60	—	—
Same property revenues
Rental	$31,919	$31,723	$196	0.6
Tenant reimbursements and other	6,532	6,721	(189)	(2.8)

Total same property revenues	38,451	38,444	7	—

Same property operating expenses
Property	7,883	7,597	286	3.8
Real estate taxes and insurance	3,656	3,531	125	3.5

Total same property operating expenses	11,539	11,128	411	3.7

Same property net operating income	$26,912	$27,316	$(404)	(1.5)

Reconciliation to total property operating income:
Same property net operating income	$26,912	$27,316
Non-comparable net operating income (2)(3)	2,741	1,861

Total property operating income	$29,653	$29,177

	Weighted Average Occupancy
	at December 31,
	2008	2007
Same Properties	88.1%	88.9%
Total	88.7%	88.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Ammendale Commerce Center, Annapolis Commerce Park East, Triangle Business Center and RiversPark I and II, which was contributed to a consolidated joint venture in December 2008.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Maryland properties decreased $0.4 million for the twelve months ended December 31, 2008 compared with the same period in 2007. Total same property revenues increased slightly during 2008 as higher rental rates were offset by a decrease in occupancy, which resulted in lower operating cost recoveries. Total same property operating expenses for the Maryland properties increased $0.4 million for the twelve months ended December 31, 2008, driven by higher utility usage rates.

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
     Same Property NOI for the Northern Virginia properties increased $0.5 million for the twelve months ended December 31, 2008 compared with the same period in 2007. Same property rental revenue increased $0.6 million during the twelve months ended December 31, 2008 due to an increase in occupancy and rental rates in 2008. Tenant reimbursements and other revenues increased $0.8 million for the full year of 2008 compared with the same period in 2007 due to an increase in the recovery of operating expenses. For full year 2008, same property operating expenses increased $0.9 million, due to an increase in utility costs and to higher assessed valuations on many properties that, in turn, resulted in increased real estate tax expense.

Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Number of buildings (1)	48	48	—	—
Same property revenues
Rental	$30,576	$30,106	$470	1.6
Tenant reimbursements and other	7,103	6,503	600	9.2

Total same property revenues	37,679	36,609	1,070	2.9

Same property operating expenses
Property	8,617	8,543	74	0.9
Real estate taxes and insurance	3,524	3,394	130	3.8

Total same property operating expenses	12,141	11,937	204	1.7

Same property net operating income	$25,538	$24,672	$866	3.5

Reconciliation to total property operating income:
Same property net operating income	$25,538	$24,672
Non-comparable net operating income(2)	4,935	4,195

Total property operating income	$30,473	$28,867

	Weighted Average
	Occupancy at December 31,
	2008	2007
Same Properties	83.2%	84.4%
Total	84.2%	85.1%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, River’s Bend Center II and Crossways Commerce Center (expansion).

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same property NOI for the Southern Virginia properties increased $0.9 million for the twelve months ended December 31, 2008 compared with the same period in 2007. Same property rental revenue increased $0.5 million during 2008 as a result of an increase in rental rates. Tenant reimbursements and other revenues increased $0.6 million during the twelve months ended December 31, 2008 as due to greater operating expense recoveries. Same property operating expenses increased $0.2 million during full year 2008 due to higher utility costs and real estate taxes.
Liquidity and Capital Resources
Overview
     The Company seeks to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under its unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position itself to address growth opportunities in the future. The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company’s short-term liquidity requirements consist primarily of obligations under the lease for its corporate headquarters, normal recurring operating expenses, regular debt service requirements, recurring expenditures, non-recurring expenditures (such as capital improvements, tenant improvements and redevelopments), leasing commissions and dividends to common shareholders.

     Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected in 2010 due to the ongoing economic downtown and the challenging financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 10.2% of the Company’s annualized base rent is scheduled to expire in 2010 and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
     The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans, unsecured senior notes, proceeds from disposal of strategically identified assets, outright or through potential joint ventures, and the issuance of equity and debt securities. The Company’s ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
Financing Activity
     On December 29, 2009, the Company replaced its $125.0 million unsecured revolving credit facility, which was scheduled to mature in April 2010, with a new $175.0 million facility. The new unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. As part of the restructuring, the variable interest rate on the unsecured revolving credit facility increased from LIBOR plus a spread of 80 to 135 basis points to LIBOR plus a spread of 275 to 375 basis points, depending on the Company’s overall leverage, and includes a LIBOR floor of 1.0% for any amounts that are not hedged. At December 31, 2009, LIBOR was 0.23%. The restructured unsecured revolving credit facility increased the capitalization rate used to calculate the fair value of assets from 8.0% to 8.5%; increased the total permitted indebtedness to 65% of gross asset value; increased the annual commitment fee from 0.15% to 0.25%; and requires a minimum EBITDA to total debt requirement of 10.0%, which will increase to 10.5% on December 31, 2010 and 11.0% on December 31, 2011.
     As part of the refinancing, the Company used $40.0 million of the new unsecured revolving credit facility to repay a portion of its two secured term loans.
     On August 7, 2007, the Company entered into a $50.0 million secured term loan with KeyBank, N.A., which could be expanded to $100.0 million upon satisfaction of certain conditions. At the loan’s inception, the interest rate on the loan was LIBOR plus 70 to 125 basis points. On December 29, 2009, the Company repaid $10 million of the secured term loan and restructured its remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The loans bear interest at LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.
     On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which could be expanded to $70.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. At the loan’s inception, the interest rate on the loan was LIBOR plus 225 basis points. On December 9, 2008, the Company amended the loan to borrow an additional $15.0 million, to repurchase Exchangeable Senior Notes, at a discount, which increased its total commitment to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. On December 29, 2009, the Company repaid $30.0 million of the outstanding balance of the secured term loan with borrowings on its unsecured revolving credit facility. The repayment did not impact the terms of the secured term loan.
     During January 2008, the Company entered into a swap agreement that fixed LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt. During August 2008, the Company entered into a separate swap agreement that fixed LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt. The swap agreements, which both mature in August 2010, were not affected by the Company’s refinancing of its unsecured revolving credit facility and the partial repayments of its secured term loans.

     During 2009, the Company repurchased $34.5 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.3 million, net of deferred financing costs and discounts. As of December 31, 2009, the Company used $59.4 million of cash to repurchase $74.5 million of its Exchangeable Senior Notes. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash. At December 31, 2009, the Exchangeable Senior Notes were convertible into 28.039 shares of each $1,000 of principal amount for a total of approximately 1.4 million shares, which is equivalent to an exchange rate of $35.66 per Company common share.
     During the fourth quarter of 2009, the Company repaid a $1.7 million mortgage loan encumbering 4200 Tech Court and a $4.5 million mortgage loan encumbering Park Central I with available cash. In May 2009, the Company repaid its $8.0 million mortgage loan encumbering Glenn Dale Business Center with a $6.0 million draw on its unsecured revolving credit facility and available cash.
     As of December 31, 2009, the Company has approximately $24 million, or 3.9%, of its principal debt maturing prior to January 1, 2011, which does not include a $20.0 million secured term loan that matures in August 2010 with a one-year extension at the Company’s option, which it intends to exercise. At December 31, 2009, the Company had $15.0 million of additional capacity available on its unsecured revolving credit facility.
     During 2009, the Company issued 2.8 million common shares through its controlled equity offering program at a weighted average offering price of $11.00 per share, generating net proceeds of approximately $29.5 million. The Company used the proceeds to retire a portion of its Exchangeable Senior Notes at a discount, to reduce a portion of its unsecured revolving credit facility, to repay two outstanding mortgage loans, to fund the cash portion of the Cloverleaf Center acquisition and for other general corporate purposes.
Cash Flows
     Due to the nature of the Company’s business, it relies on net cash provided by operations to fund its short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by the Company’s tenants. The recent economic downturn may affect tenants’ ability to meet their obligations, including the payment of rent contractually owed to the Company, and the Company’s ability to lease space to new or replacement tenants on favorable terms, all of which could affect the Company’s cash available for short-term liquidity needs. Although the recent economic downturn and uncertainty in the global credit markets has had varying impacts that have negatively impacted debt financing and the availability of capital across many industries, the Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term.
     The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of Operating Partnership units or sales of assets, outright or through joint ventures.
     Consolidated cash flow information is summarized as follows:

	Years ended December 31,			Change
(amounts in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Cash and cash equivalents	$9,320	$16,352	$5,198	$(7,032)	$11,154
Cash provided by operating activities	40,008	38,064	40,921	1,944	(2,857)
Cash used in investing activities	(62,938)	(21,062)	(113,348)	(41,876)	92,286
Cash provided by (used in) financing activities	15,898	(5,848)	36,258	21,746	(42,106)
     Comparison of the Years Ended December 31, 2009 and 2008
     Net cash provided by operating activities increased $1.9 million in 2009. The increase was attributable to an improvement in operating results in 2009 compared with 2008. The increase in cash provided by operations was partially offset by a decrease in escrows and reserves during 2009 compared with 2008 due to the repayment, in 2008, of the mortgage encumbering the Suburban Maryland Portfolio, which released all previously escrowed funds to the Company.
     Net cash used in investing activities was $62.9 million in 2009 compared with $21.1 million in 2008. The difference is primarily attributable to $50.6 million of net proceeds the Company received from the sale of its Alexandria Corporate Park property in 2008. The Company did not dispose of any properties during 2009. During 2009, the Company acquired two properties for a total purchase price of $39.3 million compared with acquisitions with a purchase price totaling $46.4 million in 2008. During 2008, the Company contributed one of its acquired properties to a joint venture for net proceeds of $11.6 million. The increase in net cash used in investing activities was partially offset by a $13.7 million decline in additions to rental property, development and redevelopment activity.
     Net cash provided by financing activities was $15.9 million during 2009 compared with net cash used in financing activities of $5.8 million during 2008. During the 2009, the Company borrowed $109.5 million compared with $217.3 million of borrowings in 2008, though the Company incurred an additional $2.1 million of financing charges during 2009 compared with 2008. The decline in borrowings during 2009 was a result of less debt maturing in 2009, as the Company repaid $92.6 million of its outstanding debt during 2009 compared with repayments totaling $230.6 million in 2008. The repayments of debt included $26.5 million and $28.6 million of cash used to retire $34.5 million and $40.0 million of the Company’s Exchangeable Senior Notes, which resulted in gains of $6.3 million and $4.4 million during 2009 and 2008, respectively. The Company received net proceeds from issuance of its common stock of $29.5 million in 2009 compared with net proceeds of $43.9 million in 2008. The Company paid dividends of $0.94 per common share during 2009 compared with dividends paid of $1.36 per common share in 2008, which resulted in a total reduction of dividends paid to shareholders and distributions paid to unitholders of $8.0 million in 2009 compared with 2008.
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
     Net cash used in investing activities decreased $92.3 million in 2008 compared to 2007 as a result of the sale of its Alexandria Corporate property and fewer property acquisitions during the year. During 2008, the Company sold its Alexandria Corporate property for net proceeds of $50.6 million. The Company did not sell any properties during 2007. In 2008, the Company acquired two properties for a total purchase price of $46.4 million. In 2007, the Company purchased six properties for a total purchase price of $88.6 million, which includes the assumption of mortgage debt fair valued at $8.9 million and the issuance of Operating Partnership units fair valued at $1.7 million. During 2008, the Company also contributed one of the acquired properties to a newly formed joint venture for net proceeds of $11.6 million. The decrease in cash used in investing activities was slightly offset by an increase in additions to rental property, development and redevelopment activity, which increased by a combined $2.0 million in 2008.
     Net cash used in financing activities was $5.8 million during 2008 compared to net cash provided by financing activities of $36.3 million during 2007. During 2008, net proceeds from borrowings totaled $217.3 million, compared to net proceeds from borrowings of $138.0 million in 2007. The increased borrowings during 2008 were primarily used to repay the mortgage debt encumbering the Company’s Suburban Maryland Portfolio and to retire $40.0 million of the Company’s Exchangeable Senior Notes, which were repurchased at a discount. In total, the Company repaid or refinanced $230.6 million of its outstanding debt during 2008 compared to $59.6 million during 2007. The majority of the debt proceeds in 2007 were used to fund property acquisitions. The Company issued 2.9 million shares of its common stock during 2008 for net proceeds of $43.9 million, which were used to repay debt and to partially fund a property acquisition. During 2008, the Company purchased $0.1 million of Operating Partnership units compared to repurchases of $5.2 million during 2007. The Company paid dividends to shareholders of $34.2 million in 2008 compared to $32.9 million in 2007.
Distributions
     The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S.

federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At December 31, 2009, the Company was the sole general partner of and owned 97.7% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Directors. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Directors.
Debt Financing
     The following table sets forth certain information with respect to the Company’s indebtedness at December 31, 2009.

			Principal
			Balance
	Effective		December 31,	Annualized		Balance at
(dollars in thousands)	Interest Rate		2009	Debt Service	Maturity Date	Maturity
Fixed Rate Debt
4212 Tech Court	8.53%		$1,665	$169	6/01/2010	$1,654
Park Central II	5.66%		5,591	638	11/01/2010	5,289
Enterprise Center (1)	5.20%		17,393	1,647	12/01/2010	16,712
Indian Creek Court (1)	5.90%		12,413	1,162	1/01/2011	11,982
403/405 Glenn Drive	5.50%		8,252	746	7/01/2011	7,807
4612 Navistar Drive (1)	5.20%		12,672	1,131	7/11/2011	11,921
Campus at Metro Park (1)	5.25%		23,376	2,028	2/11/2012	21,581
1434 Crossways Boulevard Building II	5.38%		9,852	826	8/05/2012	8,866
Crossways Commerce Center	6.70%		24,607	2,087	10/01/2012	23,313
Newington Business Park Center	6.70%		15,522	1,316	10/01/2012	14,706
Prosperity Business Center	5.75%		3,627	332	1/01/2013	3,242
Aquia Commerce Center I	7.28%		486	165	2/01/2013	42
1434 Crossways Boulevard Building I	5.38%		8,493	665	3/05/2013	7,597
Linden Business Center	5.58%		7,224	559	10/01/2013	6,596
Owings Mills Business Center	5.75%		5,552	425	3/01/2014	5,066
Annapolis Commerce Park East	6.25%		8,613	665	6/01/2014	8,010
Cloverleaf Center	6.75%		17,490	1,464	10/08/2014	15,953
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%		99,625	5,171	8/01/2015	91,588
Hanover Business Center:
Hanover Building D	6.63%		756	161	8/01/2015	13
Hanover Building C	6.63%		1,154	186	12/01/2017	13
Chesterfield Business Center:
Chesterfield Buildings C, D, G and H	6.63%		1,972	414	8/01/2015	34
Chesterfield Buildings A, B, E and F	6.63%		2,540	318	6/01/2021	26
Gateway Centre Building I	5.88%		1,340	239	11/01/2016	—
Airpark Business Center	6.63%		1,392	173	6/01/2021	14

	5.68	%(2)	291,607	22,687		262,025

Convertible Debt
Exchangeable Senior Notes (3)	5.84%		48,718	2,020	12/15/2011	50,500

Senior Unsecured Debt
Series A Notes	6.41%		37,500	2,404	6/15/2013	37,500
Series B Notes	6.55%		37,500	2,456	6/15/2016	37,500

Total Fixed Rate Debt	5.84	%(2)	$415,325	$29,567		$387,525

			Principal
			Balance
	Effective		December 31,	Annualized			Balance at
(dollars in thousands)	Interest Rate		2009	Debt Service		Maturity Date	Maturity
Variable Rate Debt
RiversPark I (4)	LIBOR+2.50%		$9,856	$588		9/26/2011	$9,856
Secured Term Loan I (5)
Term Loan A	LIBOR+2.50%		$10,000	$273		1/15/2011	$10,000
Term Loan B	LIBOR+2.50%		10,000	273		1/15/2012	10,000
Term Loan C	LIBOR+2.50%		10,000	273		1/15/2013	10,000
Term Loan D	LIBOR+2.50%		10,000	273		1/15/2014	10,000
Secured Term Loan II (6)	LIBOR+2.50%		20,000	546		8/11/2011	20,000
Unsecured Revolving Credit Facility (7)(8)	LIBOR+3.25%		159,900	6,796		1/15/2014	159,900

	4.65	%(2)(9)	$229,756	$9,022			$229,756

Total at December 31, 2009	5.42%	(2)(9)	$645,081	$38,589	(10)		$617,281

(1)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase.

(2)	Represents the weighted average interest rate.

(3)	During 2009, the Company retired $34.5 million of its Exchangeable Senior Notes. The principal amount of the Exchangeable Senior Notes was $50.5 million at December 31, 2009.

(4)	The mortgage loan matures in September 2011 and has two one-year renewal options. Borrowing on the loan bear interest at LIBOR plus 250 basic points. The Company entered into an interest rate swap agreement that fixed the interest rate on the loan at 5.97% for its initial three-year term. On December 12, 2008, the Company entered into a joint venture with an affiliate of AEW Capital Management, L.P. (“AEW”) to own RiversPark I. The joint venture is owned 25% by the Company and 75% by AEW. As a result of lease guarantees, the Company consolidates the joint venture and its respective operating results within its financial statements.

(5)	On December 29, 2009, the Company repaid $10 million of Secured Term Loan I and restructured its remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. Interest on the loan is LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.

(6)	On August 11, 2008, the Company entered into a $35 million secured term loan with KeyBank, N.A., which was subsequently expanded to $50 million. On December 29, 2009, the Company repaid $30 million of the outstanding balance of the secured term loan. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise.

(7)	On December 29, 2009, the Company replaced its $125 million unsecured revolving credit facility, which was scheduled to mature in April 2010, with a new $175 million facility, which matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. Due to the restructuring, the variable interest rate on the facility increased from LIBOR plus 80 to 135 basis points to LIBOR plus 275 to 375 basis points, depending on the Company’s overall leverage, and includes a LIBOR floor of 1.0% (LIBOR was 0.23% at December 31, 2009) for any amounts that are not hedged.

(8)	As of December 31, 2009, the borrowing base for the Company’s unsecured revolving credit facility included the following properties: 13129 Airpark Road, Virginia Center, Aquia Commerce Center II, Airpark Place, Gateway West II, Crossways II, Reston Business Campus, Cavalier Industrial Park, Gateway Centre (Building II), Enterprise Parkway, Diamond Hill Distribution Center, Linden Business Center (Building I), 1000 Lucas Way, River’s Bend Center, Crossways I, Sterling Park Business Center, Sterling Park Land, 1408 Stephanie Way, Davis Drive, Gateway 270, Gateway II, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II, Park Central (Building V), Hanover AB, Herndon Corporate Center, Deer Park, 6900 English Muffin Way, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, 7561 Lindbergh Drive, Old Courthouse Square, Patrick Center, West Park, Woodlands Business Center, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Owings Mills Commerce Center, 4200 Tech Court, Park Central I and Triangle Business Center.

(9)	In January 2008, the Company entered into an interest rate swap agreement to fix the applicable LIBOR interest rate on $50 million of its variable rate debt to 2.71%. In August 2008, the Company entered into an interest rate swap agreement to fix the appilcable LIBOR interest rate on $35 million of its variable rate debt to 3.33%. The effective interest rate reflects the impact of the swap agreements on $85 million of the Company’s variable rate debt.

(10)	During 2009, the Company paid approximately $4.3 million in principal payments, which excludes $14.2 million related to mortgage debt that was repaid in 2009.
     All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants, all of which the Company was in compliance with as of December 31, 2009. The Company is also subject to cash management agreements with most of its mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.
     Exchangeable Senior Notes
     On December 11, 2006, the Operating Partnership issued $125.0 million of 4.0% Exchangeable Senior Notes for net proceeds of approximately $122.2 million. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year. Holders may, under certain conditions, exchange their notes for cash, Company’s common shares or any combination thereof, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares, which are adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company. As of December 31, 2009, the Company was in compliance with all of the covenants of its Exchangeable Senior Notes.
     The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then fair value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. As of December 31, 2009, the Company retired $74.5 million of its Exchangeable Senior Notes and the capped call option associated with the repurchased notes was effectively terminated on the note’s repurchase date.
     Senior Notes
     On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. As of December 31, 2009, the weighted average interest rate on the Senior Notes was 6.48%. As of December 31, 2009, the Company was in compliance with all the covenants of its Senior Notes.
Financial Covenants
     The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of December 31, 2009, the Company was in compliance with all of the financial covenants of its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at December 31, 2009 (dollars in thousands):
     Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured
	Revolving Credit
	Facility and 2007				2008 Secured
	Secured Term Loan		Covenant		Term Loan		Covenant
Unencumbered Pool Leverage(1)	57.5%		≤ 65%		—		—
Unencumbered Pool Debt Service Coverage Ratio(1)	4.53	x	≥ 1.75	x	—		—

Maximum Consolidated Total Indebtedness	57.7%		≤ 65%		54.6%		≤ 60%
Minimum Tangible Net Worth	$484,437		≥ $379,104		$550,785		≥ $379,104
Fixed Charge Coverage Ratio	1.96	x	≥ 1.50x		1.96	x	≥ 1.50	x
Maximum Dividend Payout Ratio(1)	52.0%		≤ 95%		52%		≤ 95%

(1)	Covenant does not apply to the Company’s 2007 secured term loan.

     Senior Notes

	Senior Notes		Covenant
Unencumbered Pool Leverage	55.8%		≤ 65%
Maximum Consolidated Total Indebtedness	56.1%		≤ 65%
Minimum Tangible Net Worth	$516,606		≥ $379,104
Fixed Charge Coverage Ratio	1.96	x	≥ 1.50x
Maximum Dividend Payout Ratio	52.0%		≤ 95%
Maximum Secured Debt	30.4%		≤ 40%
Non-Financial Covenants in Mortgage Loan Documents
          Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of December 31, 2009, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $132 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the NYSE. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. Further, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its Unsecured Revolving Credit Facility, its two Secured Term Loans and its Exchangeable Senior Notes.
Derivative Financial Instruments
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
     During 2008, the Company entered into three separate interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate.

     The table below summarizes the Company’s three interest rate swap agreements as of December 31, 2009 (dollars in thousands):

			Interest Rate
			Contractual	Fixed Effective
Transaction Date	Maturity Date	Amount	Component	Interest Rate
January 2008	August 2010	$50,000	LIBOR	2.71%
August 2008	August 2010	35,000	LIBOR	3.33%
September 2008	September 2011	9,856	LIBOR	3.47%

		$94,856

     The above table excludes the swap agreement associated with the $18.1 million mortgage loan for RiversPark II, which was deconsolidated with the assets, liabilities and operating results of RiversPark II on March 17, 2009.
Off-Balance Sheet Arrangements
     On March 17, 2009, the Company deconsolidated a joint venture that owns RiversPark II. For more information, see footnote 5, Investment in Affiliate.
Disclosure of Contractual Obligations
     The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2009 (amounts in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	More than 5 Years
Mortgage loans	$301,463	$30,465	$124,325	$50,060	$96,613
Exchangeable senior notes(1)	50,500	—	50,500	—	—
Senior notes	75,000	—	—	37,500	37,500
Secured term loans(2)	60,000	—	40,000	20,000	—
Credit facility(2)	159,900	—	—	159,900	—
Interest expense(3)	126,097	33,787	55,484	29,276	7,550
Operating leases	2,024	871	1,153	—	—
Development	35	35	—	—	—
Redevelopment	87	87	—	—	—
Capital expenditures	366	366	—	—	—
Tenant improvements	1,168	1,168	—	—	—
Acquisition related contractual obligations	864	176	688	—	—

Total	$777,504	$66,955	$272,150	$296,736	$141,663

(1)	Total carrying value of the Exchangeable Senior Notes was $48,718, net of discounts, at December 31, 2009.

(2)	A secured term loan of $20 million and the unsecured revolving credit facility mature in August 2010 and January 2013, respectively, and provide for one-year extensions of their maturity dates at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extensions of the maturity dates, which are conditional upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(3)	Interest expense for the Company’s fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for the Company’s variable rate obligations is calculated using the outstanding balance and applicable interest rate at December 31, 2009 over the life of the obligation.
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. The Company has guaranteed to the joint ventures the rental payments associated with four leases with the former owner of RiversPark I. Two of the guarantees were terminated in 2008, and another guarantee was terminated in the fourth quarter of 2009. The final guarantee will expire in September 2011 or earlier if the space is re-leased. The Company also provided a guarantee to the joint venture in connection with a specified tenant lease at RiversPark II that will guarantee rental payments for an 18-month period in the event the tenant did not renew its lease by the end of the third quarter of 2009. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, effectively terminating the lease guarantee related to RiversPark II. As of

December 31, 2009, the maximum potential amount of future payments the Company could be required to make related to the remaining guarantee at RiversPark I is $0.3 million.
     As of December 31, 2009, the Company had development and redevelopment contractual obligations of $0.1 million outstanding and capital improvement obligations of $0.4 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2009. Also, as of December 31, 2009, the Company had $1.2 million of tenant improvement obligations, which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of December 31, 2009.
Funds From Operations
     Funds from operations (“FFO”) represents net income before minority interests (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures and gains or losses on the sale of property. The Company also excludes, from its FFO calculation, any depreciation and amortization related to third parties from its consolidated joint venture. The Company considers FFO a useful measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the fair value of real estate assets diminishes predictably over time. Since real estate fair values have historically risen or fallen with market conditions, the Company believes that FFO provides a meaningful indication of its performance. The Company also considers FFO an appropriate performance measure given its wide use by investors and analysts. The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions.
     The Company’s presentation of FFO in accordance with the NAREIT white paper, or as adjusted by the Company, should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of its liquidity.
     The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Net income (loss) attributable to common shareholders	$3,932	$19,526	$(1,150)
Add: Depreciation and amortization:
Real estate assets	40,872	37,207	40,023
Discontinued operations	—	479	1,098
Unconsolidated joint venture	270	—	—
Consolidated joint venture	(801)	—	—
Joint venture acquisition fee	—	211	—
Gain on sale of real estate property	—	(14,274)	—
Net income (loss) attributable to noncontrolling interests	124	615	(36)

FFO available to common shareholders and unitholders	44,397	43,764	39,935

Weighted average common shares and Operating Partnership units outstanding — diluted	28,804	25,637	25,026
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

Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the length and severity of the recent economic downturn; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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
     In December 2006 and concurrent with the issuance of $125.0 million of Exchangeable Senior Notes, the Company purchased, for $7.6 million, a capped call option on its common shares in a separate transaction. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then fair value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. As of December 31, 2009, the Exchangeable Senior Notes were convertible into 28.039 shares of each $1,000 of principal amount for a total of approximately 1.4 million shares, which is equivalent to a conversion price of $35.66 per Company common share. The Company repurchased $34.5 million and $40.0 million of its Exchangeable Senior Notes at a discount, in 2009 and 2008, respectively, which resulted in a gain of $6.3 million and $4.4 million, respectively, net of deferred financing costs and discounts. As of December 31, 2009, the Company used $59.4 million of cash to repurchase $74.5 million of its Exchangeable Senior Notes.
     On December 29, 2009, the Company replaced its $125.0 million unsecured revolving credit facility, which was scheduled to mature in April 2010, with a new $175.0 million facility. The new unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. As part of the restructuring, the variable interest rate on the unsecured revolving credit facility increased from LIBOR plus a spread of 80 to 135 basis points to LIBOR plus a spread of 275 to 375 basis points, depending on the Company’s overall leverage, and includes a LIBOR floor of 1.0% for any amounts that are not hedged. At December 31, 2009, LIBOR was 0.23%. The restructured unsecured revolving credit facility increased the capitalization rate used to calculate the fair value of assets from 8.0% to 8.5%; increased the total permitted indebtedness to 65% of gross asset value; increased the annual commitment fee from 0.15% to 0.25%; and requires a minimum EBITDA to total debt requirement of 10.0%, which will increase to 10.5% on December 31, 2010 and 11.0% on December 31, 2011.
     As part of the refinancing, the Company used $40.0 million of the new unsecured revolving credit facility to repay a portion of its two secured term loans.
     On August 7, 2007, the Company entered into a $50.0 million secured term loan with KeyBank, N.A., which could be expanded to $100.0 million upon satisfaction of certain conditions. At the loan’s inception, the interest rate on the loan was LIBOR plus 70 to 125 basis points. On December 29, 2009, the Company repaid $10 million of the secured term loan and restructured its remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The loans bear interest at LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.
     On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which could be expanded to $70.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. At the loan’s inception, the interest rate on the loan was LIBOR plus 225 basis points. On December 9, 2008, the Company amended the loan to borrow an additional $15.0 million, to repurchase Exchangeable Senior Notes at a discount, which increased its total commitment to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. On December 29, 2009, the Company repaid $30.0 million of the outstanding balance of the secured term loan with borrowings on its unsecured revolving credit facility. The repayment did not impact the terms of the secured term loan.
     During January 2008, the Company entered into a swap agreement that fixed LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt. During August 2008, the Company entered into a separate swap agreement that fixed LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt. The swap agreements, which both mature in August 2010, were not affected by the Company’s refinancing of its unsecured revolving credit facility and the partial repayments of its secured term loans.
     On September 26, 2008, the Company entered into a $28.0 million mortgage loan with U.S. Bank N.A. to fund part of its RiversPark I and II acquisition. Borrowings on the loan bear interest at a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three-year term. On December 12, 2008, the Company contributed the RiversPark I and II property and their related mortgage debt to separate consolidated joint venture, which are both owned 25% by the Company and 75% by an outside affiliate. On March 17, 2009, the Company deconsolidated RiversPark II and, therefore, the assets, liabilities, including mortgage debt of $18.1 million and its applicable interest rate swap, and operating results of RiversPark II are no longer considered on the Company’s consolidated financial statements.
     As of December 31, 2009, the Company had $229.8 million of outstanding variable rate debt, of which, $94.9 million was hedged through three separate interest rate swap agreements that effectively fixed the variable component of the contractual interest rates. A change in interest rates of 1% would result in an increase or decrease of $1.3 million in interest expense on an annualized basis.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 10, Fair Value Measurements for more information on the Company’s current accounting treatment on exposure to fixed interest rates.
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
     The Company’s projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2009, for each of the succeeding five years are as follows (dollars in thousands):

	Years ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate Debt
Mortgage debt	$30,465	$47,695	$76,630	$17,738	$32,322	$96,613	$301,463	$289,679
Exchangeable senior notes(1)	—	50,500	—	—	—	—	50,500	48,164
Senior notes	—	—	—	37,500	—	37,500	75,000	73,264

Weighted average interest rate	5.67%	5.70%	5.93%	5.81%	5.72%	5.93%	$426,963	$411,107

Variable Rate Debt
Secured term loans(2)	—	30,000	10,000	10,000	10,000	—	$60,000	$54,390
Credit facility(2)	—	—	—	—	159,900	—	159,900	143,953

Weighted average interest rate	3.84%	3.94%	4.08%	4.16%	4.16%	—	$219,900	$198,343

Interest Rate Swaps
Variable to Fixed(3)	85,000	9,856	—	—	—	—	94,856	(1,741)
Average pay rate	6.17%	5.97%	—	—	—	—

Weighted average receive rate	3.36%	2.73%	—	—	—	—

(1)	The carrying value of the Exchangeable Senior Notes was $48,718, net of discounts at December 31, 2009.

(2)	A secured term loan of $20 million and the unsecured revolving credit facility mature in August 2010 and January 2013, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date.

(3)	The Company has two separate interest rate swap agreements, both of which mature in August 2010, that fix the interest rate on $50.0 million of its variable rate debt at 2.71% plus a spread of 3.25%, and on $35.0 million of its variable rate debt at 3.33% plus a spread of 3.25%. Also, the Company fixed $9.9 million of variable-rate mortgage debt that encumbers RiversPark I.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
     The Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.
     As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.
     The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 65. KPMG’s report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

ITEM 9B.	OTHER INFORMATION
     None.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
March 5, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     The information appearing in the Company’s proxy definite statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 20, 2010 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Information on our Board of Trustees and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

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
Financial Statements and Schedules
     Reference is made to the Index to Financial Statements and Schedules on page 70 for a list of the financial statements and schedules included in this report.
Exhibits
     The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans or arrangements are filed as Exhibits 10.1 through 10.10 and 10.14 through 10.19.

Exhibit	Description of Document
3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.3(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.4(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.5(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.6(6)	Subsidiary Guaranty, dated as of June 22, 2006.

4.7(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.

4.8(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.

10.1(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.2(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.

10.3(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.

10.4(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.

10.5(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.6(10)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.7(11)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.

10.8(1)	2003 Equity Compensation Plan.

10.9(12)	Amendment No. 1 to the 2003 Equity Compensation Plan.

10.10(13)	Amendment No. 2 to the 2003 Equity Compensation Plan.

10.11(14)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

10.12(15)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.13(16)	Second Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank N.A., Wells Fargo N.A., PNC Bank, N.A., Wachovia Bank, N.A., Bank of Montreal, and Chevy Chase Bank (a division of Capital One, N.A.), dated as of December 29, 2009.

10.14(17)	Form of Restricted Common Shares Award Agreement for Officers.

10.15(18)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.

10.16(19)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.

10.17(19)	Form of 2009 Restricted Common Shares Award Agreement for Trustees.

10.18 (20)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Time-Vesting).

10.19(21)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Performance-Based).

Exhibit	Description of Document
10.20(22)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.

10.21(23)	Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.22(24)	Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.23(25)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.24(26)	Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.25(27)	Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.26(28)	Amendment No. 3 to Secured Term Loan Agreement dated as of December 29, 2009, among First Potomac Realty Investment Limited Partnership, and KeyBank National Association.

10.27(29)	Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.28	Amendment No. 1 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.*

10.29	Amendment No. 2 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.*

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(13)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 5, 2010.

FIRST POTOMAC REALTY TRUST
/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2010.

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
We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 5, 2010

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(Amounts in thousands, except per share amounts)

	2009	2008
Assets:
Rental property, net	$987,475	$994,913
Cash and cash equivalents	9,320	16,352
Escrows and reserves	9,978	8,808
Accounts and other receivables, net of allowance for doubtful accounts of $2,346 and $935, respectively	7,049	6,872
Accrued straight-line rents, net of allowance for doubtful accounts of $1,185 and $575, respectively	10,915	8,727
Investment in affiliate	1,819	—
Deferred costs, net	21,208	17,165
Prepaid expenses and other assets	6,625	6,365
Intangible assets, net	20,103	21,047

Total assets	$1,074,492	$1,080,249

Liabilities:
Mortgage loans	$301,463	$322,846
Exchangeable senior notes, net	48,718	80,435
Senior notes	75,000	75,000
Secured term loans	60,000	100,000
Unsecured revolving credit facility	159,900	75,500
Financing obligation	5,066	11,491
Accounts payable and other liabilities	16,419	18,022
Accrued interest	2,072	2,491
Rents received in advance	7,267	4,812
Tenant security deposits	5,235	5,243
Deferred market rent, net	6,008	8,489

Total liabilities	687,148	704,329

Noncontrolling interests (redemption value of $9,207 and $7,186, respectively)	9,585	10,627

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 shares authorized; 30,589 and 27,353 shares issued and outstanding, respectively	31	27
Additional paid-in capital	517,940	484,825
Accumulated other comprehensive loss	(1,879)	(3,823)
Dividends in excess of accumulated earnings	(138,333)	(115,736)

Total shareholders’ equity	377,759	365,293

Total liabilities, noncontrolling interests and shareholders’ equity	$1,074,492	$1,080,249

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per share amounts)

	2009	2008	2007
Revenues:
Rental	$108,847	$101,844	$98,814
Tenant reimbursements and other	25,030	22,449	20,775

Total revenues	133,877	124,293	119,589

Operating expenses:
Property operating	33,260	27,245	25,217
Real estate taxes and insurance	13,043	12,232	10,813
General and administrative	14,295	11,938	10,453
Depreciation and amortization	40,872	37,207	40,023

Total operating expenses	101,470	88,622	86,506

Operating income	32,407	35,671	33,083

Other expenses (income):
Interest expense	32,412	36,189	37,326
Interest and other income	(530)	(676)	(685)
Equity in losses of affiliate	95	—	—
Impairment of real estate asset	2,541	—	—
Gains on early retirement of debt	(6,167)	(4,374)	—

Total other expenses	28,351	31,139	36,641

Income (loss) from continuing operations	4,056	4,532	(3,558)

Discontinued operations:
Income from operations of disposed property	—	1,335	2,372
Gain on sale of disposed property	—	14,274	—

Income from discontinued operations	—	15,609	2,372

Net income (loss)	4,056	20,141	(1,186)
Less: Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(124)	(615)	36

Net income (loss) attributable to common shareholders	$3,932	$19,526	$(1,150)

Net (income) loss attributable to common shareholders per share – basic and diluted:
Income (loss) from continuing operations	$0.12	$0.16	$(0.15)
Income from discontinued operations	—	0.61	0.09

Net income (loss)	$0.12	$0.77	$(0.06)

Weighted average common shares outstanding — basic	27,956	24,838	24,053
Weighted average common shares outstanding — diluted	28,045	24,858	24,053
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

				Dividends in
			Accumulated Other	Excess of	Total
	Par	Additional	Comprehensive Income	Accumulated	Shareholders’	Comprehensive
	Value	Paid-in Capital	(Loss)	Earnings	Equity	(Loss) Income
Balance at December 31, 2006	$24	$438,967	$—	$(67,013)	$371,978

Net loss	—	—	—	(1,186)	(1,186)	$(1,186)
Other comprehensive income	—	—	—	—	—	—

Total comprehensive loss			—			(1,186)
Attributable to noncontrolling interests	—	—	—	36	36	36

Total comprehensive loss attributable to common shareholders						$(1,150)

Dividends paid to shareholders	—	—	—	(32,907)	(32,907)
Acquisition of partnership units	—	(2,497)	—	—	(2,497)
Shares issued in exchange for partnership units	—	362	—	—	362
Restricted stock expense	—	1,114	—	—	1,114
Exercise of stock options	—	306	—	—	306
Stock option expense	—	314	—	—	314

Balance at December 31, 2007	24	438,566	—	(101,070)	337,520
Net income	—	—	—	20,141	20,141	$20,141
Other comprehensive loss	—	—	(3,931)	—	(3,931)	(3,931)

Total comprehensive income						16,210
Attributable to noncontrolling interests	—	—	108	(615)	(507)	(507)

Total comprehensive income attributable to common shareholders						$15,703

Dividends paid to shareholders	—	—	—	(34,192)	(34,192)
Acquisition of partnership units	—	(34)	—	—	(34)
Shares issued in exchange for partnership units	—	358	—	—	358
Restricted stock expense	—	1,791	—	—	1,791
Exercise of stock options	—	38	—	—	38
Stock option expense	—	201	—	—	201
Issuance of common stock	3	43,905	—	—	43,908

Balance at December 31, 2008	27	484,825	(3,823)	(115,736)	365,293

Net income	—	—	—	4,056	4,056	$4,056
Other comprehensive income	—	—	1,314	—	1,314	1,314

Total comprehensive income						$5,370
Attributable to noncontrolling interests	—	—	(32)	(124)	(156)	(156)

Total comprehensive income attributable to common shareholders						$5,214

Dividends paid to shareholders	—	—	—	(26,529)	(26,529)
Acquisition of partnership units	—	1	—	—	1
Shares issued in exchange for partnership units	—	483	—	—	483
Restricted stock expense	—	2,906	—	—	2,906
Stock option expense	—	207	—	—	207
Issuance of common stock	4	29,518	—	—	29,522
Deconsolidation of joint venture	—	—	662	—	662

Balance at December 31, 2009	$31	$517,940	$(1,879)	$(138,333)	$377,759

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	2009	2008	2007
Cash flow from operating activities:
Net income (loss)	$4,056	$20,141	$(1,186)
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of property	—	(14,274)	—
Depreciation and amortization	—	479	1,098
Depreciation and amortization	41,737	38,079	40,785
Stock based compensation	3,113	1,985	1,428
Bad debt expense	2,302	533	512
Amortization of deferred market rent	(1,572)	(1,730)	(1,724)
Amortization of financing costs and fair value discounts	445	3,208	3,426
Amortization of rent abatement	1,780	1,514	1,210
Equity in losses of affiliate	95	—	—
Distributions from equity investments	107	—	—
Impairment of real estate asset	2,541	—	—
Change in financing obligation	(378)	(81)	—
Gains on early retirement of debt	(6,167)	(4,374)	—
Changes in assets and liabilities:
Escrows and reserves	(1,454)	4,552	(2,221)
Accounts and other receivables	(1,937)	(2,936)	(608)
Accrued straight-line rents	(2,960)	(2,595)	(1,721)
Prepaid expenses and other assets	(658)	(661)	(998)
Tenant security deposits	28	(179)	457
Accounts payable and accrued expenses	3,139	2,414	2,560
Accrued interest	(334)	(285)	356
Rents received in advance	2,543	143	1,513
Deferred costs	(6,418)	(7,869)	(3,966)

Total adjustments	35,952	17,923	42,107

Net cash provided by operating activities	40,008	38,064	40,921

Cash flows from investing activities:
Purchase deposit on future acquisitions	(500)	—	—
Proceeds from sale of real estate assets	—	50,573	—
Distributions from joint venture for contribution of real estate assets	—	11,572	—
Additions to rental property	(21,928)	(26,502)	(21,098)
Additions to construction in progress	(1,200)	(10,328)	(13,781)
Acquisition of land parcels	—	—	(442)
Acquisition of rental property and associated intangible assets	(39,310)	(46,377)	(78,027)

Net cash used in investing activities	(62,938)	(21,062)	(113,348)

Cash flows from financing activities:
Financing costs	(3,234)	(1,145)	(3,236)
Proceeds from debt	109,500	217,300	138,000
Proceeds from issuance of stock, net	29,522	43,908	—
Repayments of debt	(92,640)	(230,555)	(59,603)
Distributions to noncontrolling interests	(718)	(1,057)	(1,073)
Dividends to shareholders	(26,529)	(34,192)	(32,907)
Redemption of partnership units	(3)	(145)	(5,229)
Stock option exercises	—	38	306

Net cash provided by (used in) financing activities	15,898	(5,848)	36,258

Net (decrease) increase in cash and cash equivalents	(7,032)	11,154	(36,169)

Cash and cash equivalents, beginning of year	16,352	5,198	41,367

Cash and cash equivalents, end of year	$9,320	$16,352	$5,198

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statement of Cash Flows — Continued
Years ended December 31, 2009, 2008 and 2007
(Amounts in thousands)
     Supplemental disclosure of cash flow information (amounts in thousands):

	2009	2008	2007
Cash paid for interest, net	$32,638	$35,928	$36,645
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	—	—	8,883
Conversion of Operating Partnership units into common shares	483	358	362
Issuance of Operating Partnership units in exchange for limited partnership interests	—	—	1,701
     Cash paid for interest on indebtedness is net of capitalized interest of $0.4 million, $1.6 million and $1.3 million in 2009, 2008 and 2007, respectively.
     During 2009, 2008 and 2007, 40,000, 26,181 and 25,000 Operating Partnership units, respectively, were redeemed for an equivalent number of the Company’s common shares.
     During 2007, the Company acquired six properties at an aggregate purchase cost of $88.6 million, including the assumption of $9.1 million of mortgage debt, fair valued at $8.9 million, and the issuance of 72,159 Operating Partnership units.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered real estate investment trust (“REIT”) that focuses on owning, operating, developing and redeveloping business parks and industrial properties in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant business parks and industrial properties. Business parks contain a combination of office buildings as well as buildings with office features combined with industrial property space, while industrial properties generally are used as warehouse, distribution or manufacturing facilities.
     References in these financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At December 31, 2009, the Company was the sole general partner of, and owned a 97.7% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     At December 31, 2009, the Company owned over 12 million square feet and its properties were 85.1% occupied by 592 tenants. As of December 31, 2009, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a REIT for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership, a 25 percent owned joint venture that owns RiversPark I, and First Potomac Management LLC, a wholly-owned subsidiary that manages the Company’s properties. All intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; future cash flows, discount and cap rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to value contingent liabilities. Actual results could differ from those estimates.
     The United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. These disruptions in the financial markets may have a material adverse effect on the fair value of the Company’s common shares and may have a material impact on the estimates discussed above.
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
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in other income of $0.4 million, $1.2 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Concurrent with the Company’s August and September 2008 acquisitions of Triangle Business Center and RiversPark I, respectively, the former owner entered into master lease agreements for vacant space that was not producing rent at the time of the acquisitions. Payments received under the master lease agreements are recorded as a reduction to rental property rather than as rental income as the payments were determined to be a reduction in the purchase consideration at the time of acquisition, respectively. Payments received under these master lease agreements totaled $0.5 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively.
(d) Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(e) Escrows and Reserves
     Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.
(f) Deferred Costs
     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the effective interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the term of the related leases. Accumulated amortization of these combined costs was $11.5 million and $8.2 million at December 31, 2009 and 2008, respectively.
     The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2009 (amounts in thousands):

2010	$4,913
2011	4,066
2012	3,317
2013	1,716
2014	983
Thereafter	1,915

$16,910

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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses the recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.
     During the fourth quarter of 2009, the Company recorded an impairment loss of $2.5 million for Deer Park, a property located in the Baltimore submarket of Company’s Maryland reporting segment. The Company began marketing Deer Park for sale during the fourth quarter of 2009, and the property’s fair value was determined based on the negotiated contract price with a prospective buyer. The Company anticipates disposing of this property during 2010. The Company did not record any additional impairment of real estate assets during 2009 and did not record any impairment to its real estate assets during the years ended 2008 and 2007.
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
     The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. Total interest capitalized to construction in progress was $0.4 million, $1.6 million and $1.3 million during 2009, 2008 and 2007, respectively. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
(h) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the acquired property is recorded as follows:
•	the fair value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the fair value of the lease origination costs had the in-place leases been originated on the date of acquisition; the fair value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the fair value of above and below market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fourteen years; and

•	the intangible fair value of tenant or customer relationships.
     The Company’s determination of these fair values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(i) Investment in Affiliate
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture affects the Company’s accounting treatment for the joint venture as the Company adheres to requirements regarding consolidation of variable interest entities (“VIE”). When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment on its consolidated balance sheets as “Investment in Affiliate.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings, losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded on its consolidated statements of operations as “Equity in Earnings or Losses of Affiliate.”
     When the Company is deemed to have a controlling interest in a joint venture, it will consolidate all of the joint venture’s assets, liabilities and operating results within its consolidated financial statements. The cash contributed to the consolidated joint venture by the third party, if any, will be reflected in the liability section of the Company’s consolidated balance sheets as “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the consolidated joint venture and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated joint venture and for any distributions received by the third party from the joint venture. The earnings or losses from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within the Company’s consolidated statements of operations. All distributions received by the Company from the consolidated joint venture will be recorded as an increase in the Financing Obligation. Beginning January 1, 2010, the Company will adhere to new accounting standards regarding the consolidation of VIEs. For more information see footnote 2(r), New Application of Accounting Standards.
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
     If the Company has an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair value), or it guarantees the return of the buyer’s investment or a return on that investment for an extended period, the Company accounts for such transaction as a financing transaction. If the Company has an option to repurchase the property at a higher price and it is likely it will exercise this option, the transaction is accounted for as a financing transaction. For transactions treated as financings, the Company records the amounts received from the buyer as a Financing Obligation and continues to consolidate the property and its operating results in its consolidated statements of operations. The results of operations of the property are allocated to the joint venture partner for their equity interest and reflected as “interest expense” on the Financing Obligation.
(k) Intangible Assets
     Intangible assets include the fair value of acquired tenant or customer relationships and the fair value of in-place leases at acquisition. Customer relationship fair values are determined based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics the Company considers include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The fair value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. The Company determines the fair value of the in-place leases at acquisition by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have been lost during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The fair value attributable to existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease fair value is charged to expense by the date of termination.
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The fair value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below market lease fair values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease fair values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease fair values are amortized as a decrease to rental revenue over the initial term of the related leases.
     In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with GAAP, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded equal to the difference. No goodwill impairment losses were recognized during the years ended December 31, 2009, 2008 and 2007.

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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded as “Accumulated Other Comprehensive Income (Loss),” an element of shareholders’ equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
(m) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary that was inactive in 2009, 2008 and 2007.
     For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the Company’s dividends for 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Ordinary income	100.00%	59.42%	45.10%
Return of capital	—	—	54.90%
Long-term capital gain	—	40.58%	—

(n)	Noncontrolling Interests
Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Noncontrolling interests are recorded based on the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or loss and distributions received. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to shareholders’ equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity.
     The Company owned 97.7%, 97.3% and 96.8% of the outstanding Operating Partnership units at December 31, 2009, 2008 and 2007, respectively. During 2009, 40,000 Operating Partnership units were redeemed for 40,000 common shares fair valued at $0.5 million and 267 Operating Partnership units were acquired, from unaffiliated limited partners, for $3 thousand in cash resulting in 732,445 Operating Partnership units outstanding as of December 31, 2009. During 2008, 26,181 Operating Partnership units were redeemed for 26,181 common shares fair valued at $0.4 million and 8,340 Operating Partnership units were acquired, from unaffiliated limited partners, for $0.1 million in cash resulting in 772,712 Operating Partnership units outstanding as of December 31, 2008. During 2007, the Company issued 72,159 Operating Partnership units fair valued at $1.7 million to partially fund the acquisition of Annapolis Commerce Park East. There were also 25,000 Operating Partnership units redeemed for 25,000 common shares fair valued at $0.4 million and 180,580 Operating Partnership units were acquired, from unaffiliated limited partners, for $5.2 million in cash resulting in 807,233 Operating Partnership units outstanding as of December 31, 2007.
     The issuance of the Company’s common shares increases the Company’s percentage ownership in outstanding Operating Partnership units as for each share of common stock issued, the Company issues an equivalent Operating Partnership unit. During 2009 and 2008, the Company issued 2.8 million and 2.9 million, respectively, shares of its common stock. The Company did not have any issuances of its common stock in 2007.
     Based on the closing share price of the Company’s common stock at December 31, 2009, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company would be approximately $9.2 million.
(o) Earnings Per Share
     Basic earnings (loss) per share (“EPS”), is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) available to common shareholders in the Company’s computation of EPS.
     The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	2009	2008	2007
Numerator for basic and diluted earnings (loss) per share calculations:
Income (loss) from continuing operations	$4,056	$4,532	$(3,558)
Income from discontinued operations	—	15,609	2,372

Net income (loss)	4,056	20,141	(1,186)
Less: Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(124)	(615)	36

Net income (loss) attributable to common shareholders	3,932	19,526	(1,150)
Less: Allocation to participating securities	(516)	(419)	(201)

Income (loss) attributable to common shareholders	$3,416	$19,107	$(1,351)

Denominator for basic and diluted earnings (loss) per share calculations:
Weighted average shares outstanding — basic	27,956	24,838	24,053
Effect of dilutive shares:
Employee stock options and non-vested shares	89	20	—

Weighted average shares outstanding — diluted	28,045	24,858	24,053

Amounts attributable to common shareholders per share — basic and diluted:
Income (loss) from continuing operations	$0.12	$0.16	$(0.15)
Income from discontinued operations	—	0.61	0.09

Net income (loss)	$0.12	$0.77	$(0.06)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$3,932	$4,398	$(3,446)
Income from discontinued operations	—	15,128	2,296

Net income (loss)	$3,932	$19,526	$(1,150)

     In accordance with accounting requirements regarding earnings (loss) per share, the Company did not include the following anti-dilutive shares in its calculation of diluted earnings (loss) per share (amounts in thousands):

	2009	2008	2007
Stock option awards	767	706	652
Non-vested share awards	228	88	107

	995	794	759

     Approximately 1.4 million, 2.4 million and 3.5 million anti-dilutive shares from the assumed conversion of the Company’s Exchangeable Senior Notes were excluded from its calculation of earnings per share during 2009, 2008 and 2007, respectively.
(p) Share-Based Compensation
     The Company measures the fair value of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income (loss) from continuing operations.
     The Company uses the modified-prospective-transition method. Under this method, compensation costs are based on the grant-date fair value calculated in accordance with the accounting provisions. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for each award.
(q) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(r) Application of New Accounting Standards
     In May 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on subsequent events, which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. This guidance is effective for reporting periods ending after June 15, 2009. The Company has adopted this guidance, which did not have a material impact on its consolidated financial statements.
     In June 2009, new accounting requirements were issued, which amend previous guidance regarding the consolidation of variable interest entities in the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. The new guidance require a company to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. These new requirements were effective for fiscal years beginning after November 15, 2009. The Company adopted the new requirements on January 1, 2010. The adoption of the new accounting requirements resulted in the deconsolidation of a joint venture that owned RiversPark I from the Company’s consolidated financial statements effective January 1, 2010. See footnote 5, Investment in Affiliate for further information.

(3) Rental Property
     Rental property represents the property, net of accumulated depreciation, and developable land that are wholly owned by the Company or owned by the Company through a consolidated joint venture. All of the Company’s rental properties are located within the Southern Mid-Atlantic region. Rental property consists of the following at December 31 (amounts in thousands):

	2009	2008
Land	$237,385	$235,911
Buildings and improvements	795,901	786,401
Construction in process	9,832	12,687
Tenant improvements	75,940	61,674
Furniture, fixtures and equipment	9,898	9,898

	1,128,956	1,106,571
Less: accumulated depreciation	(141,481)	(111,658)

	$987,475	$994,913

     Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years. The tax basis of the assets above was $1,135 million at December 31, 2009.
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. During the fourth quarter of 2009, the Company recorded an impairment loss of $2.5 million on a property located in the Baltimore submarket of the Company’s Maryland reporting segment. The property’s fair value was determined based on the negotiated contract price with a prospective buyer, and the Company anticipates disposing of this property during 2010. The Company did not record any additional impairment of real estate assets during 2009 and 2008. See footnote 2(g), Rental Property for more information of the Company’s policies regarding impairment of real estate assets.
Development and Redevelopment Activity
     The Company constructs business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At December 31, 2009, the Company had 105 thousand square feet under development, which consisted of 57 thousand square feet in its Northern Virginia reporting segment and 48 thousand square feet in its Southern Virginia reporting segment. At December 31, 2009, the Company had 135 thousand square feet under redevelopment, which consisted of 42 thousand square feet in its Maryland reporting segment, 22 thousand square feet in its Northern Virginia reporting segment and 71 thousand square feet in its Southern Virginia reporting segment. The Company anticipates the majority of the development and redevelopment efforts on these projects will be completed in 2010.
     During 2009, the Company completed and placed in-service development and redevelopment efforts on 151 thousand square feet of space, which includes 16 thousand square feet in its Maryland reporting segment, 127 thousand square feet in its Northern Virginia reporting segment and 8 thousand square feet in its Southern Virginia reporting segment.
     During 2008, the Company completed and placed in-service development and redevelopment efforts on 228 thousand square feet of space, which includes 78 thousand square feet in its Maryland reporting segment, 17 thousand square feet in its Northern Virginia reporting segment and 133 thousand square feet in its Southern Virginia reporting segment.
     At December 31, 2009, the Company owned land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland reporting segment, 0.6 million square feet in its Northern Virginia reporting segment and 0.7 million square feet in its Southern Virginia reporting segment.

(4) Acquisitions
     The Company acquired the following properties, which it includes in its consolidated statements of operations from the date of acquisition, in 2009 and 2008 (dollars in thousands):

			Property						Acquisition Fair
	Location	Acquisition Date	Type	Square Feet	Leased at 12/31/09		Occupied at 12/31/09		Value

2009 Acquisitions:
Cloverleaf Center	Germantown, MD	10/08/2009	Office	173,655	97%		97%		$25,310
Ashburn Center	Ashburn, VA	12/31/2009	Business park	194,183	45%		45%		14,688

Total 2009				367,838					$39,998

2008 Acquisitions:
Triangle Business Center	Baltimore, MD	8/22/2008	Business park	73,998	60	%(1)	52	%(1)	$4,563	(1)
RiversPark I and II	Columbia, MD	9/29/2008	Business park	306,667	100	%(2)	81	%(2)	41,814	(2)

Total 2008				380,665					$46,377

(1)	Includes 7,584 square feet leased back by the seller at closing, which is considered contingent consideration. All cash received under these leases is treated as a reduction of the basis of the property. The Company received $130 thousand and $30 thousand from the seller for these leases as of December 31, 2009 and 2008, respectively.

(2)	On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint venture arrangements, the Company provided guarantees to the joint venture related to four lease agreements entered into by the former owner for vacancy at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. All cash received under leases with the former owner are treated as a reduction of the basis of the property. The Company received $0.4 million and $0.1 million from the seller for these leases as of December 31, 2009 and 2008, respectively. The Company terminated two of these leases in October 2008 and one lease in November 2009, and received termination fees of $1.3 million and $0.1 million, respectively, which were recognized as reductions in the basis of the property. On March 17, 2009, the specified tenant renewed its lease, which effectively terminated the Company’s lease guarantee at RiversPark II, and the Company was no longer required to consolidate this joint venture. The assets, liabilities and operating results of RiversPark II were no longer consolidated on the Company’s consolidated financial statements effective March 17, 2009.
     The acquisition date fair values of Cloverleaf Center and Ashburn Center approximates the cash paid to acquire the properties and the allocation of the fair value of the acquired property represents a Level 3 measurement in accordance with the fair value hierarchy. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. As part of the consideration for Ashburn Center, the Company recorded contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five year agreement. Under the terms of the agreement, the Company is the sole decision maker and controls all aspects of the management of the property. Any payment made to the seller is contingent upon the property achieving stabilization as defined per the terms of the agreement. The Company has estimated the undiscounted contingent consideration could range from $0 to in excess of $1 million depending on rental rates, occupancy levels, leasing costs, tenant improvements and capital expenditures necessary to bring the property to stabilization. The fair value of the contingent consideration was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based on significant inputs, some of which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. The Company has classified the contingent consideration as a liability at December 31, 2009 and any changes in its fair value in subsequent reporting periods will be charged to earnings. For more information on the assumptions used by the Company in determining fair value, see footnote 10, Fair Value Measurements for more information.
     The Company incurred acquisition related transaction costs of $1.1 million associated with the acquisitions of Cloverleaf Center and Ashburn Center. These costs are included in general and administrative expense in 2009. Transaction costs incurred on acquisitions in 2008 and prior years are included in the basis of the acquired real estate assets.

     The fair value of the acquired assets and liabilities in 2009 and 2008 is as follows (amounts in thousands):

	2009	2008
Land	$9,779	$9,581
Acquired tenant improvements	3,285	3,033
Building and improvements	20,382	30,914
In-place leases intangible	5,578	2,965
Acquired leasing commissions	798	510
Above-market leases acquired	420	202

Total assets acquired	40,242	47,205
Below-market leases acquired	(244)	(828)
Acquisition related contingent consideration	(688)	—

Net assets acquired	$39,310	$46,377

     The weighted average amortization period of the Company’s consolidated intangible assets acquired is 6.2 years in 2009, compared with 5.7 years in 2008. These intangible assets are comprised of the following categories with their respective weighted average amortization periods as follows: in-place leases 6.0 years; leasing commissions 7.7 years; and above market leases 5.6 years.
Pro Forma Financial Information
     The pro forma financial information set forth below, presents results as of December 31 as if all of the Company’s 2009 and 2008 acquisitions, dispositions, deconsolidations, common share offerings and debt transactions had occurred on January 1, 2008. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts):

	2009	2008
Pro forma total revenues	$137,957	$131,663
Pro forma net income	$5,253	$7,631
Pro forma net income per share – basic and diluted	$0.18	$0.26
(5) Investment in Affiliate
     On December 12, 2008, the Company entered into joint venture arrangements to own a 25% interest in both RiversPark I and II, with a third party owning the remaining 75% interests. As a condition of the joint venture arrangements, the Company provided guarantees to the joint venture for four separate lease agreements entered into by the former owner for certain vacancy at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company was no longer required to consolidate RiversPark II. The assets, liabilities and operating results of RiversPark II are no longer consolidated on the Company’s consolidated financial statements effective March 17, 2009. There was no significant gain or loss recognized upon the deconsolidation. The Company’s net investment in RiversPark II is recorded as “Investment in Affiliate” on the Company’s consolidated balance sheets.

     As of December 31, 2009, the balance sheet of RiversPark II was as follows (amounts in thousands):

December 31, 2009
Assets:
Rental property, net	$25,037
Cash and cash equivalents	357
Other assets	1,879

Total assets	$27,273

Liabilities:
Mortgage loan	$18,144
Other liabilities	1,443

Total liabilities	19,587

Equity:	7,686
Total liabilities and equity	$27,273

     The following table summarizes the results of operations of RiversPark II for the period subsequent to its deconsolidation. The Company’s share of RiversPark II losses is recorded in its consolidated statements of operations as “Equity in Losses of Affiliate” (amounts in thousands):

The period
March 17, 2009
through
December 31, 2009
Total revenues	$2,121
Total operating expenses	(458)

Net operating income	1,663
Depreciation and amortization	(1,087)
Interest expense	(955)
Net loss	$(379)

(6) Intangible Assets
     Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2009			2008
		Accumulated			Accumulated
	Gross Intangibles	Amortization	Net Intangibles	Gross Intangibles	Amortization	Net Intangibles
In-place leases	$42,097	$(27,706)	$14,391	$41,218	$(26,026)	$15,192

Customer relationships	235	(184)	51	238	(166)	72
Leasing commissions	3,887	(1,562)	2,325	3,481	(1,169)	2,312
Deferred market rent asset	3,059	(1,823)	1,236	3,018	(1,647)	1,371
Goodwill	2,100	—	2,100	2,100	—	2,100

	$51,378	$(31,275)	$20,103	$50,055	$(29,008)	$21,047

Deferred market rent liability	$13,973	$(7,965)	$6,008	$15,851	$(7,362)	$8,489

     The Company recognized $5.2 million, $7.5 million and $11.4 million of amortization expense on intangible assets for the years ended December 31, 2009, 2008 and 2007, respectively. The Company also recognized $1.6 million, $1.7 million and $1.7 million of rental revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the years ended December 31, 2009, 2008 and 2007, respectively. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of intangible assets, were $0.2 million, $1.4 million and $1.1 million during 2009, 2008 and 2007, respectively.

     Projected amortization of intangible assets, including deferred market rent assets and liabilities, as of December 31, 2009, for each of the five succeeding fiscal years is as follows (amounts in thousands):

2010	$3,751
2011	2,626
2012	1,848
2013	1,154
2014	809
Thereafter	1,807

$11,995

(7) Discontinued Operations
     Income from discontinued operations represents revenues and expenses associated with Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment. In June 2008, the Company sold Alexandria Corporate Park for net proceeds of $50.6 million, which were used to pay down a portion of its unsecured revolving credit facility. Alexandria Corporate Park was among several properties that served as collateral on a $100 million fixed-rate mortgage loan issued by Jackson National Life Insurance Company. During June 2008, the Company removed Alexandria Corporate Park from the loan’s collateral base and replaced it with two properties, Northridge I & II and 15395 John Marshall Highway. The Company incurred approximately $0.2 million of deferred financing costs associated with the transaction. Since the debt remained encumbered to properties that are wholly-owned by the Company, interest expense was not reclassified to discontinued operations. The Company has had no continuing involvement with the property subsequent to its disposal. The Company did not dispose of any other properties during 2009, 2008 and 2007.
     The following table summarizes the components of income from discontinued operations for the years ended December 31 (amounts in thousands):

	2008	2007
Revenues	$2,473	$4,981
Property operating expenses	(659)	(1,511)
Depreciation and amortization	(479)	(1,098)

Income from operations of disposed property	1,335	2,372
Gain on sale of disposed property	14,274	—

Income from discontinued operations	$15,609	$2,372

(8) Debt
     The Company’s borrowings consisted of the following at December 31 (amounts in thousands):

	2009	2008
Mortgage loans, effective interest rates ranging from 5.19% to 8.53%, maturing at various dates through June 2021(1)	$301,463	$322,846
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(2)	48,718	80,435
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing January 2014(3)(4)	40,000	50,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(4)(5)	20,000	50,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 3.25%, maturing January 2014(4)(6)	159,900	75,500

	$645,081	$653,781

(1)	Mortgage loans include a variable interest rate mortgage of $9.9 million for RiversPark I, which has an interest rate of LIBOR plus 2.50%. In September 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97%. Effective January 1, 2010, the Company deconsolidated the joint venture that owns RiversPark I. For more information, see footnote 2(r), Application of New Accounting Standards. As a result, the $9.9 million mortgage loan for RiversPark I was deconsolidated from the Company’s consolidated financial statements as of January 1, 2010.

(2)	The principal balance of the Exchangeable Senior Notes was $50.5 million and $85.0 million at December 31, 2009 and 2008, respectively.

(3)	On December 29, 2009, the Company repaid $10 million of the secured term loan and restructured its remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The loan bears interest at LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.

(4)	The Company has entered into two separate swap agreements that fix LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt and fix LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt.

(5)	On December 29, 2009, the Company repaid $30 million of the outstanding balance of the secured term loan. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise.

(6)	On December 29, 2009, the Company replaced its $125 million unsecured revolving credit facility, which was scheduled to mature in April 2010, with a new $175 million facility, which matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. Due to the restructuring, the variable interest rate on the unsecured revolving credit facility increased from LIBOR plus 80 to 135 basis points to LIBOR plus 275 to 375 basis points, depending on the Company’s overall leverage, and includes a LIBOR floor of 1.0% (LIBOR was 0.23% at December 31, 2009) for any amounts that are not hedged.
(a) Mortgage Loans
     At December 31, 2009 and 2008, the Company’s mortgage debt was as follows (dollars in thousands):

	Contractual	Effective	Maturity	December 31,
Encumbered Property	Interest Rate	Interest Rate	Date	2009	December 31, 2008
Glenn Dale Business Center (1)	7.83%	5.13%	—	$—	$8,152
4200 Tech Court (2)	8.07%	8.07%	—	—	1,726
Park Central I (3)	8.00%	5.66%	—	—	4,754
4212 Tech Court	8.53%	8.53%	June 2010	1,665	1,689
Park Central II	8.32%	5.66%	November 2010	5,591	5,902
Enterprise Center (4)	8.03%	5.20%	December 2010	17,393	18,102
Indian Creek Court (4)	7.80%	5.90%	January 2011	12,413	12,818
403/405 Glenn Drive	7.60%	5.50%	July 2011	8,252	8,529
4612 Navistar Drive (4)	7.48%	5.20%	July 2011	12,672	13,130
RiversPark I and II (5)	LIBOR+2.50%	5.97%	September 2011	9,856	28,000
Campus at Metro Park (4)	7.11%	5.25%	February 2012	23,376	24,154
1434 Crossways Blvd Building II	7.05%	5.38%	August 2012	9,852	10,202
Crossways Commerce Center	6.70%	6.70%	October 2012	24,607	25,008
Newington Business Park Center	6.70%	6.70%	October 2012	15,522	15,775
Prosperity Business Center	6.25%	5.75%	January 2013	3,627	3,752
Aquia Commerce Center I	7.28%	7.28%	February 2013	486	610
1434 Crossways Blvd Building I	6.25%	5.38%	March 2013	8,493	8,749
Linden Business Center	6.01%	5.58%	October 2013	7,224	7,379
Owings Mills Business Center	5.85%	5.75%	March 2014	5,552	5,650
Annapolis Commerce Park East	5.74%	6.25%	June 2014	8,613	8,728
Cloverleaf Center	6.75%	6.75%	October 2014	17,490	—
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%	August 2015	99,625	100,000
Hanover Business Center:
Building D	8.88%	6.63%	August 2015	756	862
Building C	7.88%	6.63%	December 2017	1,154	1,260
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%	August 2015	1,972	2,245
Buildings A,B,E and F	7.45%	6.63%	June 2021	2,540	2,695
Gateway Centre Building I	7.35%	5.88%	November 2016	1,340	1,505
Airpark Business Center	7.45%	6.63%	June 2021	1,392	1,470

Total Mortgage Debt		5.69%(6)		$301,463	$322,846

(1)	The loan was repaid in May 2009.

(2)	The loan was repaid in October 2009.

(3)	The loan was repaid in November 2009.

(4)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The Company calculates interest expense using the effective interest method over the anticipated period during which it expects the debt to be outstanding.

(5)	On March 17, 2009, the Company deconsolidated RiversPark II and, therefore, the assets and liabilities, which includes $18.1 million of mortgage debt, and operating results of RiversPark II, are no longer considered on the Company’s consolidated financial statements.

(6)	Weighted average interest rate on total mortgage debt.
     During the fourth quarter of 2009, the Company repaid a $1.7 million mortgage loan encumbering 4200 Tech Court and a $4.5 million mortgage loan encumbering Park Central I with available cash. In May 2009, the Company repaid its $8.0 million mortgage loan encumbering Glenn Dale Business Center with a $6.0 million draw on its unsecured revolving credit facility and available cash.
     On October 8, 2009, the Company acquired Cloverleaf Center, which was financed with a $17.5 million mortgage loan and available cash that was funded with proceeds from shares issued through the Company’s controlled equity offering program. The mortgage loan has a fixed interest rate of 6.75% and matures in October 2014, with two one-year extension options. The Company has the right to exercise the extension options, which provide for a fixed interest rate to be calculated at the beginning of each extension period and not to be lower than 6.50%.
     On September 26, 2008, the Company entered into a $28.0 million mortgage loan with U.S. Bank N.A. to fund part of its RiversPark I and II acquisition. Borrowings on the loan bear interest at a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three-year term. On December 12, 2008, the Company contributed RiversPark I and II and its related mortgage debt to separate consolidated joint ventures, which are both owned 25% by the Company and 75% by an outside affiliate. On March 17, 2009, the Company deconsolidated RiversPark II and, therefore, the assets, liabilities and operating results of RiversPark II are no longer considered on the Company’s consolidated financial statements. On January 1, 2010, in accordance with new accounting standards, the Company deconsolidated RiversPark I from its consolidated financial statements.
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
     On February 29, 2008, the Company prepaid the $8.5 million remaining principal balance and related accrued interest on the mortgage loan that encumbered Herndon Corporate Center. The prepayment was funded with borrowings of $8.0 million on the Company’s unsecured revolving credit facility and available cash. Deferred financing costs associated with the mortgage were inconsequential and no prepayment penalties were incurred.
     The Company’s mortgage debt is recourse solely to specific assets. The Company had 31 and 32 properties that secured mortgage debt at December 31, 2009 and 2008, respectively.
(b) Exchangeable Senior Notes
     On December 11, 2006, the Company issued $125.0 million of 4.0% Exchangeable Senior Notes for net proceeds of approximately $122.2 million. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2007. Holders may, under certain conditions, exchange their notes for cash or a combination of cash and the Company’s common shares, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares, which are adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and guaranteed by the Company. As of December 31, 2009, the Company was in compliance with all of the financial covenants of its Exchangeable Senior Notes.

     The Company used $73.6 million of the net proceeds from the Exchangeable Senior Notes issuance to repay the outstanding balance on its unsecured revolving credit facility, including accrued interest, and $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of shareholders’ equity. To the extent the then fair value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. The Company applied the majority of the remaining proceeds toward the January 2007 purchase of three buildings at Greenbrier Business Center.
     During 2009, the Company repurchased $34.5 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.3 million, net of deferred financing costs and discounts. During 2008, the Company repurchased $40.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $4.4 million, net of deferred financing costs and discounts. As of December 31, 2009, the Company used $59.4 million in cash to repurchase $74.5 million of its Exchangeable Senior Notes. The repurchases were funded with borrowings on the Company’s unsecured revolving credit facility and available cash. At December 31, 2009, the Exchangeable Senior Notes were convertible into 28.039 shares of each $1,000 of principal amount for a total of approximately 1.4 million shares, which is equivalent to an exchange rate of $35.66 per Company common share. The capped call option associated with the repurchased notes was effectively terminated on the note’s repurchase date.
     On January 1, 2009, the Company adopted new accounting guidance, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The issue date value of the equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount is accreted as additional interest expense over the non-cancelable term of the instrument. The adoption of the new accounting standard had the following impact on the Company’s previously reported results on Form 10-K:
•	Interest expense increased $1.4 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively.

•	Gains on early retirement of debt decreased $2.0 million for the year ended December 31, 2008.

•	Income (loss) attributable to noncontrolling interests in the Operating Partnership was reduced by $0.1 million for both the years ended December 31, 2008 and 2007.

•	Net income (loss) attributable to common shareholders decreased $3.3 million and $1.7 million and net income (loss) attributable to common shareholders per diluted share decreased $0.13 and $0.07 for the years ended December 31, 2008 and 2007, respectively.

•	Total debt was reduced by $3.4 million at December 31, 2008 and the Company’s shareholder’s equity was increased by $3.6 million, $6.7 million and $8.4 million at December 31, 2008, 2007 and 2006, respectively.
     The balances of the Company’s Exchangeable Senior Notes were as follows at December 31 (in thousands):

	2009	2008
Principal amount	$50,500	$85,000
Unamortized discount	(1,782)	(4,565)

	$48,718	$80,435

Equity component	$8,696	$8,696

     The allocation of the equity component resulted in an effective interest rate of 5.84% on the notes and total interest expense as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Contractual cash interest	$2,484	$4,018	$5,000
Amortization of the discount on the liability component	1,146	1,833	2,302
(c) Senior Notes
     On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. As of December 31, 2009, the weighted average interest rate on the Senior Notes was 6.48%. As of December 31, 2009, the Company was in compliance with all the financial covenants of its Senior Notes.
(d) Secured Term Loans
     On August 7, 2007, the Company entered into a $50.0 million secured term loan with KeyBank, N.A., which could be expanded to $100.0 million upon satisfaction of certain conditions. At the loan’s inception, the interest rate on the loan was LIBOR plus 70 to 125 basis points. On December 29, 2009, the Company repaid $10 million of Secured Term Loan I and restructured its remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The loan bears interest at LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points. Interest on the loan is payable on a monthly basis. The Company wrote-off a portion of unamortized deferred financing costs and incurred third party costs approximating $0.1 million associated with the partial repayment and modification of this loan.
     On August 11, 2008, the Company entered into a $35.0 million secured term loan with KeyBank, N.A., which could be expanded to $70.0 million upon satisfaction of certain conditions. The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise. At the loan’s inception, the interest rate on the loan was LIBOR plus 225 basis points. On December 9, 2008, the Company amended the loan to borrow an additional $15.0 million, to repurchase Exchangeable Senior Notes at a discount, which increased its total commitment to $50.0 million. The transaction increased the contractual interest rate on the entire loan balance by 0.25% to LIBOR plus 250 basis points. Interest on the loan is payable on a monthly basis. On December 29, 2009, the Company repaid $30.0 million of the outstanding balance of the secured term loan with borrowings on its unsecured revolving credit facility. The repayment did not impact the terms of the secured term loan. The Company wrote-off a portion of unamortized deferred financing costs and incurred third party costs approximating $0.1 million associated with the partial repayment of this loan.
     The Company’s secured term loans contain several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the loan to become immediately payable. As of December 31, 2009, the Company was in compliance with all the financial covenants of its secured term loans.
(e) Unsecured Revolving Credit Facility
     On December 29, 2009, the Company replaced its $125 million unsecured revolving credit facility, which was scheduled to mature in April 2010, with a new $175 million facility. The new unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. As part of the restructuring, the variable interest rate on the unsecured revolving credit facility increased from LIBOR plus a spread of 80 to 135 basis points to LIBOR plus a spread of 275 to 375 basis points, depending on the Company’s overall leverage, and includes a LIBOR floor of 1.0% for any amounts that are not hedged. At December 31, 2009, LIBOR was 0.23%. The restructured unsecured revolving credit facility increased the capitalization rate used to calculate the fair value of assets from 8.0% to 8.5%; increased the total permitted indebtedness to 65% of gross asset fair value; increased the annual commitment fee from 0.15% to 0.25%; and requires a minimum EBITDA to total debt requirement of 10.0%, which will increase to 10.5% on December 31, 2010 and 11.0% on December 31, 2011.

     The weighted average borrowings outstanding on the unsecured revolving credit facility were $95.2 million with a weighted average interest rate of 1.6% during 2009, compared with $71.8 million and 4.0%, respectively, during 2008. The Company’s maximum outstanding borrowings were $159.9 million and $118.4 million during 2009 and 2008, respectively. At December 31, 2009, outstanding borrowings under the unsecured revolving credit facility were $159.9 million with a weighted average interest rate of 5.3%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of December 31, 2009, the unused capacity on the unsecured revolving credit facility was $15.0 million. As of December 31, 2009, the Company was in compliance with all the financial covenants of the facility.
(f) Interest Rate Swap Agreements
     During January 2008, the Company entered into a swap agreement that fixed LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt. During August 2008, the Company entered into a separate swap agreement that fixed LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt. The swap agreements, which both mature in August 2010, were not affected by the Company’s refinancing of its unsecured revolving credit facility and the partial repayments of its secured term loans. During September 2008, the Company entered into a swap agreement that fixed the $9.9 million variable rate mortgage that encumbers RiversPark I at 5.97%. The mortgage has a contractual interest rate of LIBOR plus 2.50%.
Non-Financial Covenants in Mortgage Loan Documents
     Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of December 31, 2009, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $132 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the NYSE. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its Unsecured Revolving Credit Facility, its two Secured Term Loans and its Exchangeable Senior Notes.

Aggregate Debt Maturities
     The Company’s aggregate debt maturities as of December 31, 2009 are as follows (amounts in thousands):

2010	$30,465
2011(1)	128,195
2012	86,630
2013	65,238
2014(1)	202,222
Thereafter	134,113

646,863
Discount on Exchangeable Senior Notes	(1,782)

$645,081

(1)	A secured term loan of $20 million and the unsecured revolving credit facility mature in August 2010 and January 2013, respectively, and provide for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date.
(9) Derivative Instruments and Comprehensive Income (Loss)
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
     During 2008, the Company entered into three separate interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. The table below summarizes the Company’s three interest rate swap agreements as of December 31, 2009 (dollars in thousands):

			Interest Rate
			Contractual	Fixed Effective
Transaction Date	Maturity Date	Amount	Component	Interest Rate
January 2008	August 2010	$50,000	LIBOR	2.71%
August 2008	August 2010	35,000	LIBOR	3.33%
September 2008	September 2011	9,856	LIBOR	3.47%

		$94,856

     The above table excludes the swap agreement associated with the $18.1 million mortgage loan for RiversPark II, which was deconsolidated with the assets, liabilities and operating results of RiversPark II on March 17, 2009.
     The Company’s interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities.

     Total comprehensive income (loss) is summarized as follows (amounts in thousands):

	2009	2008	2007
Net income (loss)	$4,056	$20,141	$(1,186)
Unrealized gain (loss) on derivative instruments	1,314	(3,931)	—

Total comprehensive income (loss)	5,370	16,210	(1,186)
Comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(156)	(507)	36

Comprehensive income (loss) attributable to common shareholders	$5,214	$15,703	$(1,150)

(10) Fair Value Measurements
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. During the fourth quarter of 2009, the Company recorded an impairment loss of $2.5 million on a property located in the Baltimore submarket of the Company’s Maryland reporting segment. The property’s fair value was determined based on the negotiated contract price with a prospective buyer, and the Company anticipates disposing of this property during 2010. The Company has three interest rate swap derivative instruments that are measured under the accounting provisions regarding fair value. The derivatives are fair valued based on the prevailing market yield curve on the measurement date.
     The Company has a contingent consideration obligation associated with the acquisition of Ashburn Center, which was based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of cap rates, discount rates, debt financing and various assumptions regarding revenue, expense and capital expenditures based on our expectations regarding the property’s operating performance and profitability.
     Financial assets and liabilities, as well as those non-financial assets and liabilities requiring fair value measurement, are measured using inputs from three levels of the fair value hierarchy.
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

     In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2009. (amounts in thousands):

	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate asset	$8,175	$—	$8,175	$—

Recurring Measurements:
Derivative instrument-swap agreements	$1,741	$—	$1,741	$—
Acquisition related contingent consideration	688	—	—	688

	$2,429	$—	$1,741	$688

     For the year ended December 31, 2009, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis. Also, no transfers into and out of fair value measurements levels were noted for the year ended December 31, 2009.
     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The Company calculates fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s debt instruments at December 31 are as follows (amounts in thousands):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgage debt	$301,463	$289,679	$322,846	$307,247
Exchangeable senior notes(1)	48,718	48,164	80,435	60,350
Series A senior notes	37,500	37,118	37,500	28,199
Series B senior notes	37,500	36,146	37,500	24,239
Secured term loans	60,000	54,390	100,000	101,691
Unsecured revolving credit facility	159,900	143,953	75,500	76,739

Total	$645,081	$609,450	$653,781	$598,465

(1)	The face value of the notes were $50.5 million and $85.0 million at December 31, 2009 and 2008, respectively.
(11) Commitments and Contingencies
(a) Operating Leases
     The Company’s rental properties are subject to non-cancelable operating leases generating future minimum contractual rental payments, which as of December 31, 2009 are as follows (amounts in thousands):

		% of square feet
	Future	under leases
	minimum rents	expiring
2010	$98,201	10%
2011	83,551	21%
2012	68,884	10%
2013	55,585	14%
2014	41,589	11%
Thereafter	88,912	34%

	$436,722	100%

     At December 31, 2009, the Company’s consolidated portfolio was 85.1% occupied by 592 tenants.
     The Company rents office space for its corporate office under a non-cancelable operating lease, which it entered into upon relocating its corporate offices in 2005. The Company subleases its former corporate office space to three tenants, including one related party (see footnote 12, Related Party Transaction). The Company remains the primary obligor under the terms of the original lease on its former corporate office space through December 2010.
     Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $0.6 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.
     Future minimum rental payments under the corporate office leases and contractual rent from the three subleases of the Company’s former corporate office space are summarized as follows (amounts in thousands):

		Contractual	Future
	Corporate	sublease	minimum rent
	offices	revenue	expense, net
2010	$871	$(276)	$595
2011	619	—	619
2012	534	—	534

	$2,024	$(276)	$1,748

(b) Legal Proceedings
     The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations or financial position of the Company.
(c) Guarantees
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. The Company guaranteed to the joint ventures the rental payments associated with four lease agreements with the former owner for certain vacancy at RiversPark I. As of December 31, 2009, three of the four leases were terminated for a total fee of $1.3 million, which was treated as an adjustment to the basis of the property. At December 31, 2009 the maximum potential amount of future payments the Company could be required to make related to the remaining lease guarantee is $0.3 million.
(d) Capital Commitments
     As of December 31, 2009, the Company had approximately $1.7 million outstanding in other commitments related to construction, development, redevelopment, tenant improvements, renovation costs, leasing commissions and general property-related capital expenditures, which the Company expects to pay in 2010. As of December 31, 2009, the Company recognized the acquisition date fair value of $0.7 million in contingent consideration related to Ashburn Center under the terms of a fee agreement with the former owner (See footnote 4, Acquistions, for further information). The Company also had potential contractual obligations of approximately $0.5 million associated with the completion of site work and site improvements for Ashburn Center. The Company had no other material contractual obligations as of December 31, 2009.
(e) Insurance
     The Company carries insurance coverage on its properties with policy specifications and insured limits that it believes are adequate given the relative risk of loss, cost of the coverage and standard industry practice. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

(12) Related Party Transaction
     In September 2005, the Company subleased a portion of its former corporate office space to Donatelli Development, Inc. (formerly Donatelli & Klein), a privately held real estate investment firm that develops multifamily properties, which is owned by a former member of the Company’s Board of Trustees. The rental rate under the sublease was representative of market rates on the date the sublease was executed. The lease expires in December 2010 and rents due under the terms of the sublease are approximately $200 thousand for the remaining year of the original lease. The Company remains obligated as primary lessee under the terms of the original lease.
(13) Shareholders’ Equity
     During 2009, the Company issued 2.8 million common shares through its controlled equity offering program at a weighted average offering price of $11.00 per share, generating net proceeds of approximately $29.5 million. The Company used the proceeds to retire a portion of its Exchangeable Senior Notes at a discount, to reduce a portion of its unsecured revolving credit facility, to repay two outstanding mortgage loans, to fund the cash portion of the Cloverleaf Center acquisition and for other general corporate purposes.
     During 2008, the Company issued 2.9 million common shares at a public offering price of $16.00 per share, generating net proceeds of approximately $43.9 million. The Company used the proceeds to pay down $37.6 million of the outstanding balance on its unsecured revolving credit facility and the remainder was used to fund the cash portion of the purchase price for RiversPark I and II.
     The Company declared dividends per share on its common stock of $0.94 during 2009 and $1.36 during both 2008 and 2007.
     As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity, and therefore, the Company does not allocate its equity to any noncontrolling interests. The Company’s equity and redeemable noncontrolling interests for the three years ended December 31 are as follows (amounts in thousands):

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2007	$337,520	$11,545
Net income	19,526	615
Changes in ownership	46,262	(368)
Distributions to owners	(34,192)	(1,057)
Other comprehensive loss	(3,823)	(108)

Balance, December 31, 2008	365,293	10,627
Net income	3,932	124
Changes in ownership	33,781	(480)
Distributions to owners	(26,529)	(718)
Other comprehensive income	1,282	32

Balance, December 31, 2009	$377,759	$9,585

(14) Benefit Plans
(a) Share-based compensation
     The Company has issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005. On May 21, 2009, the Company received shareholder approval for the 2009 Equity Compensation Plan (the “2009 Plan”) that authorized an additional 650,000 shares for issuance. Total combined awards authorized under the 2003 Plan and the 2009 Plan are 2,210,800 common share equity awards. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Of the total number of common share equity awards authorized, 439,935 awards remained available for issuance at December 31, 2009.

     The Company uses the modified-prospective-transition method. Under this method, compensation costs are based on the grant-date fair value calculated in accordance with the accounting provisions. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for each award.
Stock Options Summary
     As of December 31, 2009, 1,030,250 options were awarded of which 751,404 remained outstanding. Options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The term of the options granted is ten years.
     The following table summarizes the option activity in the compensation plans for the three years ended December 31:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Balance, December 31, 2006	588,283	$17.73	7.2 years	$6,693,254
Granted	86,850	29.12
Exercised	(19,800)	15.44
Forfeited	(17,863)	26.64

Balance, December 31, 2007	637,470	19.11	6.6 years	$815,455
Granted	99,500	17.24
Exercised	(2,500)	15.00
Forfeited	(51,001)	23.86

Balance, December 31, 2008	683,469	18.49	5.9 years	$—
Granted	103,250	9.30
Forfeited	(35,315)	17.74

Balance, December 31, 2009	751,404	$17.27	5.4 years	$307,380

Exercisable at December 31:
2009	593,369	$18.13	4.6 years	$—
2008	545,965	$17.77	5.3 years	$—
2007	493,943	$16.89	6.1 years	$815,455
Options expected to vest, December 31, 2009	144,302	$14.12	8.5 years	$276,508
     The following table summarizes information about stock options at December 31, 2009:

		Options Outstanding			Options Exercisable
			Weighted Average	Weighted		Weighted
Year	Range of		Remaining	Average		Average
Issued	Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
2003	$15.00	345,719	3.7 years	$15.00	345,719	$15.00
2004	18.70 -- 19.78	65,000	4.4 years	19.03	65,000	19.03
2005	22.42 — 22.54	72,250	5.0 years	22.46	72,250	22.46
2006	26.60	36,887	6.0 years	26.60	34,613	26.60
2007	29.11 — 29.24	59,174	7.0 years	29.12	41,067	29.12
2008	14.32 — 17.29	78,374	8.0 years	17.23	34,720	17.23
2009	9.30	94,000	9.0 years	9.30	—	—

		751,404			593,369

     As of December 31, 2009, the Company had $0.3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.2 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.
     The assumptions used in the fair value determination of stock options granted for the years ended December 31 are summarized as follows:

	2009	2008	2007
Risk-free interest rate	1.55%	3.45%	4.48% — 4.70%
Expected volatility	39.6%	24.6%	21.0%
Expected dividend yield	5.54%	4.04%	4.71%
Weighted average expected life of options	5 years	5 years	5 years
     The weighted average grant date fair value of the options issued in 2009, 2008 and 2007 was $1.97, $2.89 and $4.25, respectively.
Option Exercises
     No stock options were exercised during 2009. The Company received approximately $38 thousand and $0.3 million from the exercise of stock options during 2008 and 2007, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The Company recognized compensation expense associated with these awards of $0.2 million, $0.2 million and $0.3 million during 2009, 2008 and 2007, respectively.
     The total intrinsic value of options exercised was $5 thousand and $160 thousand during 2008 and 2007, respectively.
Non-vested share awards
     The Company issues restricted share awards that either vest over a specific time period that is indentified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. In February 2009, the Company granted 102,714 restricted common shares to its officers. The award will vest ratably over a four year award term and was fair valued based on the outstanding share price at the date of issuance. In May 2009, the Company granted 308,142 restricted common shares in two separate awards to its officers. The first award of 102,714 common shares will vest ratably over a four year award term and was fair valued based on the outstanding share price at the date of issuance. The second award of 205,428 common shares will vest in four separate tranches based upon the Company’s achievement of specified performance conditions.
     The Company recognized $2.6 million, $1.5 million and $0.8 million of compensation expense associated with its restricted share based awards in 2009, 2008 and 2007, respectively. Dividends on all restricted share awards are recorded as a reduction of shareholders’ equity. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) available to common shareholders in the Company’s computation of EPS.
     Independent members of our Board of Trustees received annual grants of common shares as a component of compensation for serving on the Company’s Board of Trustees. In May 2009, the Company issued a total of 27,120 common shares to all independent trustees, all of which will vest on the completion of a twelve-month period from the award date. The trustee shares were fair valued based on the outstanding share price at the date of issuance. The Company recognized $0.3 million of compensation expense associated with trustee share based awards for each the years ended December 31, 2009, 2008 and 2007, respectively.

     A summary of the Company’s non-vested share awards as of December 31, 2009 is as follows:

		Weighted Average
	Non-vested	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2006	$102,111	$23.31
Granted	78,980	23.46
Vested	(6,000)	26.84

Non-vested at December 31, 2007	175,091	23.26
Granted	198,367	9.46
Vested	(19,060)	26.69

Non-vested at December 31, 2008	354,398	15.35
Granted	437,976	9.03
Vested	(26,060)	20.93

Non-vested at December 31, 2009	766,314	$11.55

     As of December 31, 2009, the Company had $3.7 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.0 years.
     For the non-vested share awards issued in 2009 and 2008, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the fair value and derived service period of each tranche of the award. The following assumptions were used in determining the fair value of the awards and the derived service period:

	2009	2008
Risk-free interest rate	3.3%	3.2%
Volatility	43.5%	26.0%
     For the non-vested share awards issued in 2007, the Company determined the fair value and derived the requisite service period over which the compensation expense will be recognized using a lattice model for shares vesting based on specified market conditions. The Company used the following assumptions in determining the derived service period and the fair value of its awards that vest solely on market conditions:

2007
Risk-free interest rate	4.74%
Volatility	23%
Market average return (fifty-seven years of S&P 500)	9.05%
Total expected return	6.3%
     The weighted average grant date fair value of the shares issued in 2009, 2008 and 2007 was $9.03, $9.46 and $23.46, respectively. The total fair value of shares vested was $0.5 million, $0.5 million and $0.2 million at December 31, 2009, 2008 and 2007, respectively. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.
(b) 401(k) Plan
     The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. The Company matches employee contributions after one year of service up to a specified percentage of a participant’s annual compensation. The Company matched employee contributions up to 6% for each of the three years presented. Employee contributions vest immediately. Employer contributions vest immediately for employees hired prior to January 1, 2009. For employees hired after January 1, 2009, the vesting of the employer contributions occurs in 25% increments over four years. The Company pays for administrative expenses and matching contributions with cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions were $0.3 million for each of the years ended December 31, 2009, 2008 and 2007, respectively. The employer match payable to the 401(k) plan was fully funded as of December 31, 2009.

(c) Employee Share Purchase Plan
     In 2009, the Company’s shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire common shares of the Company, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan will not exceed five years. Each offering period will commence on the first day of each calendar quarter (offering date) and will end on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began on November 1, 2009 and ended on December 31, 2009. During the year ended December 31, 2009, the Company issued 1,908 common shares under the Plan, which resulted in compensation expense totaling $5 thousand.
(15) Subsequent Event
     In October 2009, the Company executed a lease renewal with the sole tenant that fully occupies our 7561 Lindbergh Drive property located in Maryland. The renewal granted the tenant the right to purchase the property at a specified amount and subject to other terms outlined in the lease agreement. On January 31, 2010, the tenant exercised this purchase option, and on February 19th, 2010, the Company entered into a definitive contract to sell the property. The Company anticipates the property will be disposed of during the second quarter of 2010.
(16) Segment Information
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
     The results of operations for the Company’s three reportable segments for the three years ended December 31 are as follows (dollars in thousands):

	2009
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	76	51	54	181
Square feet	3,784,099	3,016,035	5,265,457	12,065,591

Total revenues	$45,728	$39,837	$48,312	$133,877
Property operating expense	(12,228)	(9,359)	(11,673)	(33,260)
Real estate taxes and insurance	(4,497)	(4,284)	(4,262)	(13,043)

Total property operating income	$29,003	$26,194	$32,377	87,574

Depreciation and amortization expense				(40,872)
Interest expense				(32,412)
General and administrative				(14,295)
Other expenses, net				4,061

Net income				$4,056

Total assets(2)	$409,264	$308,952	$317,695	$1,074,492

Capital expenditures(3)	$5,276	$9,094	$8,693	$23,128

	2008
	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	75	47	54	176
Square feet	3,754,980	2,814,799	5,257,728	11,857,507

Total revenues	$42,443	$36,542	$45,308	$124,293
Property operating expense	(8,809)	(7,766)	(10,670)	(27,245)
Real estate taxes and insurance	(3,981)	(4,086)	(4,165)	(12,232)

Total property operating income	$29,653	$24,690	$30,473	84,816

Depreciation and amortization expense				(37,207)
Interest expense				(36,189)
General and administrative				(11,938)
Other expenses, net				5,050
Income from discontinued operations				15,609

Net income				$20,141

Total assets (2)	$433,269	$284,988	$311,466	$1,080,249

Capital expenditures (3)	$11,983	$11,565	$13,009	$36,830

	2007
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	63	48	53	164
Square feet	3,364,471	2,971,020	5,082,731	11,418,222

Total revenues	$40,637	$36,175	$42,777	$119,589
Property operating expense	(7,801)	(7,357)	(10,059)	(25,217)
Real estate taxes and insurance	(3,659)	(3,303)	(3,851)	(10,813)

Total property operating income	$29,177	$25,515	$28,867	83,559

Depreciation and amortization expense				(40,023)
Interest expense				(37,326)
General and administrative				(10,453)
Other expenses, net				685
Income from discontinued Operations				2,372

Net loss				$(1,186)

Total assets (2)	$366,581	$328,846	$307,473	$1,052,299

Capital expenditures (3)	$6,521	$9,057	$19,283	$34,879

(1)	Includes the results off all buildings that are owned by the Company through a consolidated joint venture.

(2)	Corporate assets not allocated to any of our reportable segments totaled $38,581, $50,526 and $49,399 at December 31, 2009, 2008 and 2007, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $65, $273 and $18 at December 31, 2009, 2008 and 2007, respectively.

(17) Quarterly Financial Information (unaudited)

	2009(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$33,626	$32,519	$32,874	$34,858
Operating expenses	24,632	24,192	25,073	27,573
Income (loss) from continuing operations	5,138	1,652	624	(3,358)
Less: Net (income) loss attributable to noncontrolling interests	(141)	(45)	(16)	78

Net income (loss) attributable to common shareholders	$4,997	$1,607	$608	$(3,280)

Net income (loss) attributable to common shareholders per share — basic and diluted:
Income (loss) from continuing operations	$0.18	$0.06	$0.02	$(0.12)
Income from discontinued operations	—	—	—	—

Net income (loss)	$0.18	$0.06	$0.02	$(0.12)

	2008(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$30,141	$30,412	$31,068	$32,673
Operating expenses	21,562	21,119	22,243	23,701
Income from continuing operations	555	1,891	332	1,752
Income from discontinued operations	685	14,925	—	—
Less: Net income attributable to noncontrolling interests	(39)	(518)	(10)	(48)

Net income attributable to common shareholders	$1,201	$16,298	$322	$1,704

Net income attributable to common shareholders per share — basic:
Income from continuing operations	$0.02	$0.08	$0.01	$0.06
Income from discontinued operations	0.03	0.60	—	—

Net income	$0.05	$0.68	$0.01	$0.06

Net income attributable to common shareholders per share — diluted:
Income from continuing operations	$0.02	$0.07	$0.01	$0.06
Income from discontinued operations	0.03	0.60	—	—

Net income	$0.05	$0.67	$0.01	$0.06

(1)	These figures are rounded to the nearest thousand, which may impact crossfooting in reconciling to full year totals.
     As a result of the Company’s outstanding unvested shares with non-forfeitable dividend rights, which are considered participating securities, it has applied the two-class method of determining earnings per share. See footnote 2(o), Earnings Per Share for further information.
     The Company sold 2.8 million and 2.9 million common shares in 2009 and 2008, respectively. The sum of the basic and diluted earnings per share for the four quarters in all years presented differs from the annual earnings per share calculation due to the required method of computing the weighted average number of shares in the respective periods.

(This page intentionally left blank)

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Amounts in thousands)

				Encumbrances at
Property	Location	Date Acquired	Property Type(1),(2)	December 31, 2009

Maryland
Rumsey Center	Columbia	Oct-02	BP	$9,114
Snowden Center	Columbia	Oct-02	BP	12,373
6900 English Muffin Way	Frederick	Jul-04	I	—
Deer Park	Randallstown	Jul-04	BP	—
Gateway Center	Gaithersburg	Jul-04	BP	—
Gateway West	Westminster	Jul-04	BP	—
4451 Georgia Pacific Boulevard	Frederick	Jul-04	I	—
20270 Goldenrod Lane	Germantown	Jul-04	BP	—
Girard Business Center	Gaithersburg	Jul-04	BP	—
Girard Place	Gaithersburg	Jul-04	BP	—
7561 Lindbergh Drive	Gaithersburg	Jul-04	I	—
Patrick Center	Frederick	Jul-04	Office	—
Old Courthouse Square	Martinsburg, WV	Jul-04	Retail	—
15 Worman’s Mill Court	Frederick	Jul-04	BP	—
West Park	Frederick	Jul-04	Office	—
Woodlands Business Center	Largo	Jul-04	Office	—
Airpark Place	Gaithersburg	Aug-04	BP	—
4612 Navistar Drive	Frederick	Dec-04	I	12,672
Campus at Metro Park	Rockville	Dec-04	BP	23,376
Glenn Dale Business Center	Glenn Dale	May-05	I	—
Owings Mills Business Center	Owings Mills	Nov-05	BP	5,552
Gateway 270	Clarksburg	Jul-06	BP	—
Indian Creek Court	Beltsville	Aug-06	BP	12,413
Owings Mills Commerce Center	Owings Mills	Nov-06	BP	—
Ammendale Commerce Center	Beltsville	Mar-07	BP	—
Annapolis Commerce Park East	Annapolis	Jun-07	Office	8,613
Triangle Business Center	Columbia	Aug-08	BP	—
RiversPark I	Columbia	Sep-08	BP	9,856
Cloverleaf Center	Germantown	Oct-09	Office	17,490

Total:				111,459

Northern Virginia
13129 Airpark Road	Culpeper	Dec-97	I	—
Plaza 500	Alexandria	Dec-97	I	33,801
Van Buren Business Park	Herndon	Dec-97	BP	7,581
Tech Court	Chantilly	Oct-98	BP	1,665
Newington Business Park	Lorton	Dec-99	I	15,522
Interstate Plaza	Alexandria	Dec-03	I	—
Herndon Corporate Center	Herndon	Apr-04	BP	—
Aquia Commerce Center I & II	Stafford	Jun-04	BP	486
15395 John Marshall Highway	Haymarket	Oct-04	I	20,621
Windsor at Battlefield	Manassas	Dec-04	BP	—
Reston Business Campus	Reston	Mar-05	BP	—
Enterprise Center	Chantilly	Apr-05	BP	17,393
Gateway Centre	Manassas	Jul-05	BP	1,340
403/405 Glenn Drive	Sterling	Oct-05	BP	8,252
Linden Business Center	Manassas	Oct-05	BP	7,224
Prosperity Business Center	Merrifield	Nov-05	BP	3,627
Sterling Park Business Center	Sterling	Feb-06	BP	—
Davis Drive	Sterling	Aug-06	BP	—
Ashburn Center	Ashburn	Dec-09	BP	—

Total:				117,512

Southern Virginia
Crossways Commerce Center(3)	Chesapeake	Dec-99	BP	24,607
Greenbrier Technology Center II	Chesapeake	Oct-02	BP	4,597
Norfolk Business Center	Norfolk	Oct-02	BP	4,665
Virginia Center	Glen Allen	Oct-03	BP	—
Crossways II	Chesapeake	Oct-04	BP	—
Norfolk Commerce Park II	Norfolk	Oct-04	BP	—
Cavalier Industrial Park	Chesapeake	Apr-05	I	—
1434 Crossways Boulevard	Chesapeake	Aug-05	BP	18,345
Enterprise Parkway	Hampton	Sep-05	BP	—
Diamond Hill Distribution Center	Chesapeake	Oct-05	I	—
1000 Lucas Way	Hampton	Dec-05	BP	—
River’s Bend Center	Chester	Jan-06	BP	—
Northridge I&II	Ashland	Jan-06	I	6,873
Crossways I	Chesapeake	Feb-06	BP	—
1408 Stephanie Way	Chesapeake	May-06	BP	—
Airpark Business Center	Richmond	Jun-06	BP	1,392
Chesterfield Business Center	Richmond	Jun-06	BP	4,512
Hanover Business Center	Ashland	Jun-06	BP	1,910
Gateway II	Norfolk	Nov-06	BP	—
Park Central	Richmond	Nov-06	BP	5,591
Greenbrier Circle Corporate Center	Chesapeake	Jan-07	BP	—
Greenbrier Technology Center I	Chesapeake	Jan-07	BP	—
Pine Glen	Richmond	Feb-07	BP	—
River’s Bend Center II	Chester	May-07	BP	—

Total:				72,492

Land held for future development				—
Other				—

Total				$301,463

(1)	I =Industrial

(2)	BP = Business Park

(3)	Represents Crossways Commerce Center I, Crossways Commerce Center III and Coast Guard Building.

Initial Costs			Gross Amount at End of Year
				Building and		Accumulated
Land	Building and Improvements	Since Acquisition	Land	Improvements	Total	Depreciation

$ 2,675	$10,196	$2,129	$2,675	$12,325	$15,000	$3,707
3,404	12,824	2,963	3,404	15,787	19,191	4,288
3,136	8,642	25	3,136	8,667	11,803	1,271
3,677	7,697	(1,943)	2,863	6,568	9,431	1,256
1,715	3,943	162	1,715	4,105	5,820	633
890	6,925	1,422	889	8,348	9,237	1,338
3,445	8,923	(21)	3,445	8,902	12,347	1,318
1,415	2,060	108	1,415	2,168	3,583	345
4,671	7,151	1,550	4,671	8,701	13,372	1,448
5,134	9,507	263	5,134	9,770	14,904	1,449
2,966	306	204	2,966	510	3,476	95
1,777	8,721	897	1,777	9,618	11,395	1,389
3,485	12,862	255	3,485	13,117	16,602	2,158
545	3,329	65	545	3,394	3,939	539
520	5,177	572	520	5,749	6,269	900
1,322	2,920	607	1,322	3,527	4,849	601
2,697	7,141	291	2,697	7,432	10,129	1,085
3,808	18,658	1	3,808	18,659	22,467	2,433
9,220	32,056	30	9,220	32,086	41,306	4,843
3,369	14,504	1,539	3,140	16,272	19,412	2,076
1,382	7,416	1,324	1,382	8,740	10,122	1,191
18,302	20,562	3,830	18,302	24,392	42,694	2,792
5,673	17,168	1,014	5,673	18,182	23,855	1,830
3,304	12,295	672	3,304	12,967	16,271	1,585
2,398	7,659	5,364	2,398	13,023	15,421	1,134
6,101	12,602	153	6,101	12,755	18,856	1,004
1,279	2,480	492	1,237	3,014	4,251	163
2,842	8,552	1,691	2,745	10,340	13,085	565
7,097	14,211	65	7,097	14,276	21,373	168

108,249	286,487	25,724	107,066	313,394	420,460	43,604

442	3,103	1,205	442	4,308	4,750	1,490
6,265	35,433	2,963	6,265	38,396	44,661	11,990
3,592	7,652	2,440	3,592	10,092	13,684	3,677
1,056	4,844	672	1,056	5,516	6,572	1,674
3,135	10,354	4,815	3,135	15,169	18,304	4,793
2,185	8,972	3,007	2,185	11,979	14,164	1,848
4,082	14,651	1,131	4,082	15,782	19,864	2,610
1,795	8,689	438	1,795	9,127	10,922	1,387
2,736	7,301	8,270	2,736	15,571	18,307	2,128
3,228	11,696	3,261	3,228	14,957	18,185	2,510
1,996	8,778	643	1,996	9,421	11,417	1,474
3,727	27,274	3,003	3,728	30,276	34,004	3,786
3,015	6,734	778	3,015	7,512	10,527	1,445
3,940	12,547	2,669	3,940	15,216	19,156	1,772
4,829	10,978	151	4,829	11,129	15,958	1,420
5,881	3,495	281	5,881	3,776	9,657	438
19,897	10,750	11,658	18,011	24,294	42,305	1,960
1,614	3,611	104	1,614	3,715	5,329	423
2,682	9,456	—	2,682	9,456	12,138	—

76,097	206,318	47,489	74,212	255,692	329,904	46,825

5,160	23,660	9,837	5,160	33,497	38,657	9,719
1,365	5,119	1,671	1,365	6,790	8,155	2,330
1,323	4,967	298	1,324	5,264	6,588	2,204
1,922	7,026	2,190	1,922	9,216	11,138	2,926
1,036	6,254	329	1,036	6,583	7,619	888
1,221	8,693	1,780	1,221	10,473	11,694	1,634
1,387	11,362	7,343	1,387	18,705	20,092	1,960
4,447	24,739	253	4,815	24,624	29,439	4,139
4,132	10,674	3,236	4,132	13,910	18,042	1,870
3,290	24,949	2,687	3,290	27,636	30,926	3,137
2,592	8,563	1,755	2,592	10,318	12,910	1,804
3,153	26,294	2,878	3,482	28,843	32,325	3,871
1,172	7,417	1,002	1,172	8,419	9,591	1,296
2,657	11,597	1,690	2,657	13,287	15,944	1,811
1,292	3,899	518	1,292	4,417	5,709	443
250	2,814	552	250	3,366	3,616	465
900	13,335	1,866	900	15,201	16,101	1,686
1,794	11,561	561	1,795	12,121	13,916	1,393
1,320	2,293	388	1,320	2,681	4,001	290
1,789	19,712	2,090	1,789	21,802	23,591	2,813
4,164	18,984	954	4,164	19,938	24,102	2,012
2,024	7,960	779	2,024	8,739	10,763	1,015
618	4,517	92	618	4,609	5,227	420
5,634	11,533	474	5,634	12,007	17,641	926

54,642	277,922	45,223	55,341	322,446	377,787	51,052

442	—	253	695	—	695	—
71	39	—	71	39	110	—

$239,501	$770,766	$118,689	$237,385	$891,571	$1,128,956	$141,481

     Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years. The tax basis of the assets above is $1,135 million at December 31, 2009.
(a) Reconciliation of Real Estate
The following table reconciles the real estate investments for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Beginning balance	$1,106,571	$1,065,181	$947,723
Acquisitions of rental property	33,446	43,528	84,194
Capital expenditures	18,961	39,922	34,899
Cost of real estate sold (1)	(27,601)	(38,131)	—
Dispositions	(2,421)	(3,929)	(1,635)

Ending balance	$1,128,956	$1,106,571	$1,065,181

(b) Reconciliation of Accumulated Depreciation
     The following table reconciles the accumulated depreciation on the real estate investments for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Beginning balance	$111,658	$88,075	$62,841
Depreciation of acquisitions of rental property	168	347	1,692
Depreciation of all other rental property and capital expenditures	31,862	27,539	25,287
Dispositions (1)	(200)	(3,508)	—
Dispositions — write-off	(2,007)	(795)	(1,745)

Ending balance	$141,481	$111,658	$88,075

(1)	The 2009 figures represent RiversPark II, which was deconsolidated on March 17, 2009, and a $2.5 million impairment of the Company’s Deer Park property.

EXHIBIT INDEX

Exhibit		Description of Document
3.1	(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2	(2)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.3	(3)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.4	(4)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.5	(5)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.6	(6)	Subsidiary Guaranty, dated as of June 22, 2006.

4.7	(7)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.

4.8	(8)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.

10.1	(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.2	(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.

10.3	(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.

10.4	(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.

10.5	(9)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.6	(10)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.7	(11)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.

10.8	(1)	2003 Equity Compensation Plan.

10.9	(12)	Amendment No. 1 to the 2003 Equity Compensation Plan.

10.10	(13)	Amendment No. 2 to the 2003 Equity Compensation Plan.

10.11	(14)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

10.12	(15)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.13	(16)	Second Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank N.A., Wells Fargo N.A., PNC Bank, N.A., Wachovia Bank, N.A., Bank of Montreal, and Chevy Chase Bank (a division of Capital One, N.A.), dated as of December 29, 2009.

10.14	(17)	Form of Restricted Common Shares Award Agreement for Officers.

10.15	(18)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.

10.16	(19)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.

10.17	(19)	Form of 2009 Restricted Common Shares Award Agreement for Trustees.

10.18	(20)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Time-Vesting).

10.19	(21)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Performance-Based).

10.20	(22)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.

10.21	(23)	Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.22	(24)	Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.23	(25)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.24	(26)	Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

Exhibit	Description of Document
10.25(27)	Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.26(28)	Amendment No. 3 to Secured Term Loan Agreement dated as of December 29, 2009, among First Potomac Realty Investment Limited Partnership, and KeyBank National Association.

10.27(29)	Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.28	Amendment No. 1 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.29	Amendment No. 2 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(13)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2008.

*	Filed herewith.