Form 10-Q
period 2010-03-31
FIRST POTOMAC REALTY TRUST
filed 2010-05-07
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-31824
FIRST POTOMAC REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of	37-1470730 (I.R.S. Employer
incorporation or organization)	Identification No.)
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
YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filter,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
As of May 7, 2010, there were 37,050,580 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Rental property, net	$960,987	$987,475
Assets held for sale	7,743	—
Cash and cash equivalents	11,240	9,320
Escrows and reserves	9,174	9,978
Accounts and other receivables, net of allowance for doubtful accounts of $2,522 and $2,346, respectively	7,944	7,049
Accrued straight-line rents, net of allowance for doubtful accounts of $1,119 and $1,185, respectively	11,501	10,915
Investment in affiliates	3,218	1,819
Deferred costs, net	20,632	21,208
Prepaid expenses and other assets	5,083	6,625
Intangible assets, net	17,721	20,103

Total assets	$1,055,243	$1,074,492

Liabilities:
Mortgage loans	$290,069	$301,463
Exchangeable senior notes, net	48,950	48,718
Senior notes	75,000	75,000
Secured term loans	60,000	60,000
Unsecured revolving credit facility	77,000	159,900
Financing obligation	—	5,066
Accounts payable and other liabilities	15,459	16,419
Accrued interest	3,915	2,072
Rents received in advance	7,034	7,267
Tenant security deposits	4,932	5,235
Deferred market rent, net	5,518	6,008

Total liabilities	587,877	687,148

Noncontrolling interests in the Operating Partnership (redemption value of $11,009 and $9,207, respectively)	11,009	9,585

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 37,069 and 30,589 shares issued and outstanding, respectively	37	31
Additional paid-in capital	603,999	517,940
Accumulated other comprehensive loss	(1,072)	(1,879)
Dividends in excess of accumulated earnings	(146,607)	(138,333)

Total shareholders’ equity	456,357	377,759

Total liabilities and shareholders’ equity	$1,055,243	$1,074,492

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental	$27,425	$26,742
Tenant reimbursements and other	7,860	6,528

Total revenues	35,285	33,270

Operating expenses:
Property operating	10,185	8,144
Real estate taxes and insurance	3,382	3,268
General and administrative	3,728	2,956
Depreciation and amortization	9,985	9,963
Contingent consideration related to acquisition of property	710	—

Total operating expenses	27,990	24,331

Operating income	7,295	8,939

Other expenses (income):
Interest expense	8,861	8,327
Interest and other income	(115)	(138)
Equity in losses of affiliates	38	7
Gains on early retirement of debt	—	(4,339)

Total other expenses, net	8,784	3,857

(Loss) income from continuing operations	(1,489)	5,082

Discontinued operations	(719)	56

Net (loss) income	(2,208)	5,138

Less: Net loss (income) attributable to noncontrolling interests in the Operating Partnership	49	(141)

Net (loss) income attributable to common shareholders	$(2,159)	$4,997

Net (loss) income attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.05)	$0.18
(Loss) income from discontinued operations	(0.03)	—

Net (loss) income	$(0.08)	$0.18

Weighted average common shares outstanding — basic	30,560	26,999
Weighted average common shares outstanding — diluted	30,560	27,029
See accompanying notes to consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,208)	$5,138
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	152	83
Impairment of real estate asset	565	—
Depreciation and amortization	10,197	10,183
Stock based compensation	1,053	563
Bad debt expense	324	423
Amortization of deferred market rent	(381)	(473)
Amortization of financing costs and fair value discounts	178	743
Amortization of rent abatement	627	416
Equity in losses of affiliates	38	7
Distributions from investments in affiliates	81	—
Contingent consideration related to acquisition of property	710	—
Change in financing obligation	—	(221)
Gain on early retirement of debt	—	(4,339)
Changes in assets and liabilities:
Escrows and reserves	(1,035)	(3,223)
Accounts and other receivables	(1,372)	(1,323)
Accrued straight-line rents	(647)	(486)
Prepaid expenses and other assets	1,266	486
Tenant security deposits	(116)	(122)
Accounts payable and accrued expenses	(734)	1,614
Accrued interest	1,894	1,757
Rents received in advance	(158)	1,486
Deferred costs	(1,612)	(1,858)

Total adjustments	11,030	5,716

Net cash provided by operating activities	8,822	10,854

Cash flows from investing activities:
Additions to rental property	(2,534)	(5,620)
Additions to construction in progress	(319)	(379)
Deconsolidation of joint venture	(896)	—

Net cash used in investing activities	(3,749)	(5,999)

Cash flows from financing activities:
Financing costs	(33)	(1)
Issuance of stock, net	87,068	—
Issuance of debt	—	10,000
Repayments of debt	(83,934)	(13,341)
Distributions to noncontrolling interests	(146)	(263)
Dividends to shareholders	(6,116)	(9,300)
Stock option exercises	8	—

Net cash used in financing activities	(3,153)	(12,905)

Net increase (decrease) in cash and cash equivalents	1,920	(8,050)

Cash and cash equivalents, beginning of period	9,320	16,352

Cash and cash equivalents, end of period	$11,240	$8,302

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statement of Cash Flows — Continued
(unaudited)
(Amounts in thousands)
     Supplemental disclosures of cash flow information for the three months ended March 31 are as follows:

	2010	2009
Cash paid for interest, net	$6,954	$6,898
     Cash paid for interest on indebtedness is net of capitalized interest of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
     On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. For more information, see footnote 4 — Investment in Affiliates.

FIRST POTOMAC REALTY TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
     First Potomac Realty Trust (the “Company”) is a self-managed, self-administered real estate investment trust (“REIT”) that focuses on owning, operating, developing and redeveloping office parks, business parks and industrial properties in the Washington, D.C. metropolitan area and other major markets in Maryland and Virginia, which it refers to as the Southern Mid-Atlantic region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant office parks, business parks and industrial properties. Office parks contain multi-story buildings that are used for office use; business parks contain buildings with office features combined with industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.
     References in these unaudited condensed consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At March 31, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     At March 31, 2010, the Company owned approximately 12 million square feet and its consolidated properties were 84.2% occupied by 592 tenants. As of March 31, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a REIT for federal income tax purposes.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The unaudited condensed consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership and First Potomac Management LLC, a wholly-owned subsidiary that manages the Company’s properties. All intercompany balances and transactions have been eliminated in consolidation.
     The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and as updated from time to time in other filings with the Securities and Exchange Commission (“SEC”).
     In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of March 31, 2010, the results of its operations and cash flows for the three months ended March 31, 2010 and 2009. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year.

(b) Use of Estimates
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.
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
(c) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its office parks, business parks and industrial properties. The Company recognizes rental revenue on a straight-line basis over the life of its leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in other income of $0.3 million and $0.1 million during the three months ended March 31, 2010 and 2009, respectively.
(d) Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(e) Escrows and Reserves
     Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.
(f) Deferred Costs
     Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the effective interest method. Leasing costs related to the execution of tenant leases are deferred amortized over the term of the related leases.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.
     The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less anticipated selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations and classify the assets and related liabilities as held-for-sale on its consolidated balance sheets. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be transferred to another property owned by the Company after the disposition.
     During the fourth quarter of 2009, the Company recorded a $2.5 million impairment loss related to the sale of Deer Park, a property located in a Baltimore submarket of the Company’s Maryland reporting segment. The property’s fair value was determined based on the negotiated contract price with a prospective buyer. The Company recorded an additional impairment charge totaling $0.6 million during the first quarter of 2010 relating to a reduction in selling price. The property was classified as held-for-sale at March 31, 2010 and subsequently sold on April 23, 2010. For more information see footnote 5, Discontinued Operations. The Company did not record any additional impairment of real estate assets during the three months ended March 31, 2010 and did not record any impairments of real estate assets during the three months ended March 31, 2009.
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
(h) Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the acquired property is recorded as follows:

▪	the fair value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the fair value of the lease origination costs had the in-place leases been originated on the date of acquisition; the fair value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;
▪	the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fourteen years; and
▪	the intangible fair value of tenant or customer relationships.
     The Company’s determination of these fair values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(i) Investment in Affiliates
     The Company may continue to grow its portfolio by entering into joint venture agreements with third parties. The structure of the joint venture affects the Company’s accounting treatment for the joint venture as the Company adheres to requirements regarding consolidation of variable interest entities (“VIE”). In determining whether to consolidate a joint venture, the Company assesses the structure and intent of the joint venture relationship as well as if the earnings, distributions and liability for obligations are in accordance with the Company’s ownership percentage. When the Company’s investment in a joint venture meets the requirements for the equity accounting method, it will record its initial investment in its consolidated balance sheets as “Investment in Affiliates.” The initial investment in the joint venture is adjusted to recognize the Company’s share of earnings, losses and distributions received from the joint venture. The Company’s respective share of all earnings or losses from the joint venture will be recorded in its consolidated statements of operations as “Equity in Earnings or Losses of Affiliates.”
     When the Company is deemed to have a controlling interest in a joint venture, it will consolidate all of the joint venture’s assets, liabilities and operating results within its condensed consolidated financial statements. The cash contributed to the consolidated joint venture by the third party, if any, will be reflected in the liability section of the Company’s consolidated balance sheets as “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the consolidated joint venture and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated joint venture and for any distributions received by the third party from the joint venture. The earnings or losses from the joint venture attributable to the third party are recorded as interest expense on the Financing Obligation within the Company’s consolidated statements of operations. All distributions received by the Company from the consolidated joint venture will be recorded as an increase in the Financing Obligation. On January 1, 2010, the Company adopted new accounting standards regarding the consolidation of VIEs. For more information see footnote 2(r), Application of New Accounting Standards.
     The Company will apply the same accounting treatment for all partially-owned entities based on its determination of whether it has a controlling or non-controlling interest in the entity.
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The fair value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below-market lease fair values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease fair values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease fair values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $31.8 million and $31.3 million at March 31, 2010 and December 31, 2009, respectively.
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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded as “Accumulated Other Comprehensive Loss,” an element of shareholders’ equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
(m) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company had a taxable REIT subsidiary that was inactive during the three months ended March 31, 2010 and 2009.
      The Company determines whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements which could result in the Company’s recording a tax liability that would reduce the Company’s net assets. As of March 31, 2010 and December 31, 2009, there were no liabilities related to uncertain tax positions.
(n) Noncontrolling Interests
     Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Noncontrolling interests are recorded based on the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or loss and distributions received. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to shareholders’ equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. On March 31, 2010, the Company recorded a $1.6 million increase to noncontrolling interests as the fair value (the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company of the Operating Partnership units owned by the limited partners) exceeded the noncontrolling interests’ cost basis.
     At March 31, 2010 and December 31, 2009, 732,445 Operating Partnership units were not owned by the Company. During the three months ended March 31, 2010, the Company issued 6.3 million common shares, which resulted in the issuance of an equivalent amount of Operating Partnership units. Due to the issuance of additional common shares, with an equivalent issuance of Operating Partnership units, 1.9% and 2.3% of the total of outstanding Operating Partnership units were not owned by the Company at March 31, 2010 and December 31, 2009, respectively. The Company did not have any issuances of common shares during the first quarter of 2009. There were no Operating Partnership units redeemed for common shares or Operating Partnership units purchased with available cash during both the three months ended March 31, 2010 and 2009.
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

     The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted (loss) earnings per share calculations:
(Loss) income from continuing operations	$(1,489)	$5,082
(Loss) income from discontinued operations	(719)	56

Net (loss) income	(2,208)	5,138
Less: Net loss (income) attributable to noncontrolling interests in the Operating Partnership	49	(141)

Net (loss) income attributable to common shareholders	(2,159)	4,997

Less: Allocation to participating securities	(147)	(120)

(Loss) income attributable to common shareholders	$(2,306)	$4,877

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	30,560	26,999
Effect of dilutive shares:
Employee stock options and non-vested shares	—	30

Weighted average shares outstanding — diluted	30,560	27,029

Amounts attributable to common shareholders per share - basic and diluted:
(Loss) income from continuing operations	$(0.05)	$0.18
(Loss) income from discontinued operations	(0.03)	—

Net (loss) income	$(0.08)	$0.18

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(1,456)	$4,943
(Loss) income from discontinued operations	(703)	54

Net (loss) income	$(2,159)	$4,997

     In accordance with accounting requirements regarding (loss) earnings per share, the Company did not include the following anti-dilutive shares in its calculation of diluted (loss) earnings per share (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Stock option awards	850	783
Non-vested share awards	351	174
Conversion of Exchangeable Senior Notes	1,416	1,907

	2,617	2,864

(p) Share-Based Compensation
     Stock Options Summary
     During the first quarter of 2010, the Company issued 106,750 options to non-executive officers. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The term of the options granted is ten years. The Company recognized compensation expense related to stock options of $54 thousand and $50 thousand during the three months ended March 31, 2010 and 2009, respectively.
     A summary of the Company’s stock option activity during the three months ended March 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, December 31, 2009	751,404	$17.27	5.4 years	$307,380
Granted	106,750	12.57
Exercised	(812)	9.30
Forfeited	(5,185)	22.68

Outstanding, March 31, 2010	852,157	$16.65	5.7 years	$807,979

Exercisable, March 31, 2010	621,703	$17.86	4.5 years	$140,853
Options expected to vest, March 31, 2010	199,159	$13.53	8.9 years	$570,015
     As of March 31, 2010, the Company had $0.5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.9 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.
     The assumptions used in the fair value determination of stock options granted in 2010 are summarized as follows:

2010
Risk-free interest rate	2.69%
Expected volatility	46.6%
Expected dividend yield	5.15%
Weighted average expected term of options	5 years

     The weighted average grant date fair value of the options granted during the three months ended March 31, 2010 was $3.51.
     Option Exercises
     The Company received approximately $8 thousand from the exercise of stock options during the first quarter of 2010. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised during the first quarter of 2010 was $3 thousand. No stock options were exercised during the first quarter of 2009.
     Non-vested share awards
     In February 2010, the Company granted 197,468 non-vested common shares in two separate awards to its officers. The first award of 98,734 common shares will vest ratably over a four year term and was fair valued based on the outstanding share price at the date of issuance. The second award of 98,734 common shares will vest in four separate tranches based upon the Company’s achievement of specified performance conditions.

     The Company granted 205,428 non-vested common shares to executive officers in May 2009. These grants will vest in four separate tranches based upon the Company’s achievement of specified performance conditions. During the first quarter of 2010, the Company achieved one of the specified performance conditions and the first tranche vested.
     The Company recognized compensation expense associated with all non-vested share based awards of $1.0 million and $0.5 million during the three months ended March 31, 2010 and 2009, respectively. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. The Company applies the two-class method for determining EPS as its outstanding non-vested shares with non-forfeitable dividend rights are considered participating securities. The Company’s dividends in excess of earnings related to participating securities are shown as a reduction in (loss) income available to common shareholders in the Company’s computation of EPS.
     A summary of the Company’s non-vested share awards as of March 31, 2010 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2009	766,314	$11.55
Granted	197,468	12.90
Vested	(107,960)	13.88
Expired	(9,279)	16.09

Non-vested at March 31, 2010	846,543	$11.49

     As of March 31, 2010, the Company had $5.3 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.4 years.
     The Company used a Monte Carlo Simulation (risk-neutral approach) to determine the value of each tranche of the February 2010 performance award. The following assumptions were used in determining the value of the awards and the weighted average derived service period:

Risk-free interest rate	3.6%
Volatility	42.4%
Dividend yield	7.5%
(q) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(r) Application of New Accounting Standards
     In June 2009, new accounting requirements became effective, which amend previous guidance regarding the consolidation of VIEs in the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. The new guidance require a company to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. These new requirements were effective for fiscal years beginning after November 15, 2009. The Company adopted the new requirements on January 1, 2010. The adoption of the new accounting requirements resulted in the deconsolidation of a joint venture that owned RiversPark I from the Company’s condensed consolidated financial statements effective January 1, 2010. See footnote 4, Investment in Affiliates for further information. The adoption of this standard did not have a material impact on the Company’s operating results.
     In January 2010, new accounting requirements became effective regarding fair-value measurements. Companies are required to make additional disclosures about recurring or nonrecurring fair value measurements and separately disclose any significant transfers into and out of measurements in the fair-value hierarchy. These new requirements also involve disclosing fair value measurements by “class” instead of “major category” and disclosing the valuation technique and the inputs used in determining the fair value for each class of assets and liabilities. Disclosure requirements regarding Level 1 and Level 2 fair-value measurements were effective for fiscal years beginning after December 15, 2009, and new disclosure requirements for Level 3 fair-value measurements are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company adopted the Level 1 and Level 2 accounting requirements on January 1, 2010. See footnote 8, Fair Value Measurements for further information. The adoption of these accounting requirements did not have a material impact on the Company’s condensed consolidated financial statements.
(3) Rental Property
     Rental property represents property, net of accumulated depreciation, and developable land that are wholly owned by the Company. All of the Company’s rental properties are located within the Southern Mid-Atlantic region. Rental property consists of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Land	$231,776	$237,385
Buildings and improvements	784,164	795,901
Construction in process	8,703	9,832
Tenant improvements	73,808	75,940
Furniture, fixtures and equipment	9,894	9,898

	1,108,345	1,128,956
Less: accumulated depreciation	(147,358)	(141,481)

	$960,987	$987,475

     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. During the first quarter of 2010, the Company recorded a loss of $0.6 million related to the impairment of a property located in the Baltimore submarket of the Company’s Maryland reporting segment. The property was classified as held-for-sale at March 31, 2010, and subsequently sold in April 2010. The Company did not record any additional impairment of real estate assets during the three months ended March 31, 2010 and did not record any impairments during the three months ended March 31, 2009. See footnote 2(g), Rental Property for more information of the Company’s policies regarding impairment of real estate assets.
     On January 1, 2010, the Company deconsolidated RiversPark I from its condensed consolidated financial statements. For more information see footnote 4, Investment in Affiliates.
Development and Redevelopment Activity
     The Company constructs office parks, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At March 31, 2010, the Company had 105 thousand square feet under development, which consisted of 57 thousand square feet in its Northern Virginia reporting segment and 48 thousand square feet in its Southern Virginia reporting segment. At March 31, 2010, the Company had 135 thousand square feet under redevelopment, which consisted of 42 thousand square feet in its Maryland reporting segment, 22 thousand square feet in its Northern Virginia reporting segment and 71 thousand square feet in its Southern Virginia reporting segment. The Company anticipates the majority of the development and redevelopment efforts on these projects will continue throughout 2010 and into 2011.
     At March 31, 2010, the Company owned land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in its Maryland reporting segment, 0.6 million square feet in its Northern Virginia reporting segment and 0.7 million square feet in its Southern Virginia reporting segment.
(4) Investment in Affiliates
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

     On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the Company was no longer required to consolidate RiversPark II. Effective March 17, 2009, the assets, liabilities and operating results of RiversPark II were no longer consolidated in the Company’s condensed consolidated financial statements. There was no significant gain or loss recognized upon the deconsolidation of RiversPark II.
     As of January 1, 2010, three of the four lease agreement guarantees were terminated at RiversPark I. In accordance with the adoption of new accounting standards related to VIEs, the Company determined that deconsolidating the joint venture that owns RivesPark I, on January 1, 2010, was appropriate based on its noncontrolling ownership interest in the joint venture and, with the exception of the minimal remaining lease guarantee, its does not have any exposure to risks above its stated ownership percentage. The Company does not receive any cash distributions or equity allocations that are greater than its ownership percentage. Also, the Company cannot make any material decisions on behalf of the joint venture without consent from its joint venture partner. The Company’s net investment in RiversPark I and II is recorded as “Investment in Affiliates” on the Company’s consolidated balance sheets and its percentage of earnings in the joint venture are recorded in “Equity in Losses of Affiliates” on the Company’s consolidated statements of operations. There was no significant gain recognized upon the deconsolidation of RiversPark I.
     Of the $28.0 million of mortgage debt encumbering RiversPark I and II outstanding at March 31, 2010, the Company remains liable, in the event of default by the joint venture, for $7.0 million, or 25% of the total, which reflects its ownership percentage.
     The condensed combined balance sheets of the Company’s unconsolidated joint ventures consists of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Assets:
Rental property, net	$38,994	$25,037
Cash and cash equivalents	2,252	357
Other assets	3,389	1,879

Total assets	$44,635	$27,273

Liabilities:
Mortgage loans	$28,000	$18,144
Other liabilities	3,128	1,443

Total liabilities	31,128	19,587

Equity:	13,507	7,686

Total liabilities and equity	$44,635	$27,273

     The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in Losses of Affiliates” (amounts in thousands):

		The period from
		March 17, 2009
	Three Months Ended	through March 31,
	March 31, 2010	2009
Total revenues	$1,118	$108
Total operating expenses	(352)	(29)

Net operating income	766	79
Depreciation and amortization	(453)	(58)
Interest expense	(466)	(49)

Net loss	$(153)	$(28)

(5) Discontinued Operations
     On April 23, 2010, the Company sold its Deer Park property, which is located in a Baltimore submarket of the Company’s Maryland reporting segment, for net proceeds of $7.5 million. The Company has had and will have no continuing involvement with this property subsequent to its disposal. As of March 31, 2010, the Deer Park property was classified as held-for-sale. Based on the contractual sales price, the Company recorded a $2.5 million impairment charge related to the sale during the fourth quarter of 2009 and an additional impairment charge totaling $0.6 million during the first quarter of 2010 to reflect a reduction in selling price. As of March 31, 2010, the operating results and all costs related to the disposition of the Deer Park property are reflected as discontinued operations on the Company’s consolidated statements of operations. See footnote 2(g), Rental Property for more information of the Company’s policies regarding impairment of real estate assets. The Company did not dispose of any other properties during the three months ended March 31, 2010 and 2009.
     The following table summarizes the components of (loss) income from discontinued operations (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues	$86	$356
Net (loss) income	(719)	56
(6) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	March 31,	December 31,
	2010	2009
Mortgage loans, effective interest rates ranging from 5.19% to 8.53%, maturing at various dates through June 2021	$290,069	$301,463
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(1)	48,950	48,718
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing January 2014(2)(3)	40,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(3)(4)	20,000	20,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 3.25%, maturing January 2014(3)(5)	77,000	159,900

	$551,019	$645,081

(1)	The principal balance of the Exchangeable Senior Notes was $50.5 million at March 31, 2010 and December 31, 2009.

(2)	The loan is divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. Interest on the loan is LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.

(3)	The Company has entered into two separate swap agreements that fix LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt and fix LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt.

(4)	The loan, which matures in August 2010, has a one-year extension at the Company’s option, which it intends to exercise.

(5)	The unsecured revolving credit facility matures in 2013 with a one-year extension at the Company’s option, which it intends to exercise. The variable rate on the facility is LIBOR plus 275 to 375 basis points, depending on the Company’s overall leverage, and includes a LIBOR floor of 1.0% (LIBOR was 0.25% at March 31, 2010) for any amounts that are not hedged.

(a) Mortgage Loans
     At March 31, 2010 and December 31, 2009, the Company’s mortgage debt was as follows (dollars in thousands):

		Effective
	Contractual	Interest		Maturity	March 31,	December 31,
Encumbered Property	Interest Rate	Rate		Date	2010	2009
4212 Tech Court	8.53%	8.53%		June 2010	$1,658	$1,665
Park Central II	8.32%	5.66%		November 2010	5,510	5,591
Enterprise Center (1)	8.03%	5.20%		December 2010	17,207	17,393
Indian Creek Court (1)	7.80%	5.90%		January 2011	12,305	12,413
403/405 Glenn Drive	7.60%	5.50%		July 2011	8,179	8,252
4612 Navistar Drive (1)	7.48%	5.20%		July 2011	12,554	12,672
RiversPark I (2)	LIBOR+2.50%	5.97%		September 2011	—	9,856
Campus at Metro Park (1)	7.11%	5.25%		February 2012	23,175	23,376
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,759	9,852
Crossways Commerce Center	6.70%	6.70%		October 2012	24,497	24,607
Newington Business Park Center	6.70%	6.70%		October 2012	15,453	15,522
Prosperity Business Center	6.25%	5.75%		January 2013	3,605	3,627
Aquia Commerce Center I	7.28%	7.28%		February 2013	453	486
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,425	8,493
Linden Business Center	6.01%	5.58%		October 2013	7,195	7,224
Owings Mills Business Center	5.85%	5.75%		March 2014	5,526	5,552
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,581	8,613
Cloverleaf Center	6.75%	6.75%		October 2014	17,409	17,490
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	99,625	99,625
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	728	756
Building C	7.88%	6.63%		December 2017	1,127	1,154
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,901	1,972
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,514	2,540
Gateway Centre Building I	7.35%	5.88%		November 2016	1,312	1,340
Airpark Business Center	7.45%	6.63%		June 2021	1,371	1,392

Total Mortgage Debt		5.68	%(3)		$290,069	$301,463

(1)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The Company calculates interest expense using the effective interest method over the anticipated period during which it expects the debt to be outstanding.

(2)	On January 1, 2010, the Company deconsolidated RiversPark I and, therefore, the assets and liabilities, which include $9.9 million of mortgage debt, and the operating results of RiversPark I, are no longer included in the Company’s condensed consolidated financial statements. For more information see footnote 4, Investment in Affiliates.

(3)	Weighted average interest rate on total mortgage debt.
(b) Unsecured Revolving Credit Facility
     During the first quarter of 2010, the Company repaid $82.9 million of the outstanding balance of its unsecured revolving credit facility with proceeds from its March 2010 common stock issuance. The weighted average borrowings outstanding on the unsecured revolving credit facility was $151.6 million with a weighted average interest rate of 3.9% for the three months ended March 31, 2010, compared with $79.6 million and 1.8%, respectively, for the three months ended March 31, 2009. At March 31, 2010, outstanding borrowings under the unsecured revolving credit facility were $77.0 million with a weighted average interest rate of 3.8%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility, which at March 31, 2010 was $97.9 million. As of March 31, 2010, the Company was in compliance with all the financial covenants of the facility.

(c) Interest Rate Swap Agreements
     During 2008, the Company entered into two interest rate swap agreements that fixed LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt and fixed LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt. During September 2008, the Company entered into a swap agreement that fixed the $28.0 million variable rate mortgage that encumbers RiversPark I and II at 5.97%. The mortgage has a contractual interest rate of LIBOR plus 2.50%. On March 17, 2009 and January 1, 2010, the Company deconsolidated the joint ventures that own RiversPark II and RiversPark I, respectively. As a result, the $28.0 million mortgage loan and related mortgage swap interest for RiversPark I and II is no longer consolidated in the Company’s condensed consolidated financial statements.
Non-Financial Covenants in Mortgage Loan Documents
     Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of March 31, 2010, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $131 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the NYSE. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its Unsecured Revolving Credit Facility, its two Secured Term Loans and its Exchangeable Senior Notes.
(7) Derivative Instruments and Comprehensive Income (Loss)
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

     During 2008, the Company entered into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. The table below summarizes the Company’s interest rate swap agreements as of March 31, 2010 (dollars in thousands):

			Interest Rate
			Contractual	Fixed Effective
Transaction Date	Maturity Date	Amount	Component	Interest Rate
January 2008	August 2010	$50,000	LIBOR	2.71%
August 2008	August 2010	35,000	LIBOR	3.33%

		$85,000

     The above table excludes the swap agreements associated with the $28.0 million mortgage loan for RiversPark I and II, which ere deconsolidated with the assets, liabilities and operating results of RiversPark I and II on January 1, 2010 and March 17, 2009, respectively.
     The Company’s interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities. The Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures in “Accumulated Other Comprehensive Loss” in its consolidated balance sheets.
     Total comprehensive (loss) income is summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net (loss) income	$(2,208)	$5,138
Unrealized gain on derivative instruments	528	619

Total comprehensive (loss) income	(1,680)	5,757
Comprehensive loss (income) attributable to noncontrolling interests in the Operating Partnership	39	(158)

Comprehensive (loss) income attributable to common shareholders	$(1,641)	$5,599

(8) Fair Value Measurements
     The Company adopted accounting provisions that outline a valuation framework and create a fair value hierarchy, which distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The standard increases the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and the Company provides the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.
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
     In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2010 (amounts in thousands):

	Balance at
	March 31, 2010	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate asset	$7,604	$—	$7,604	$—

Recurring Measurements:
Derivative instrument-swap agreements	821	—	821	—
Acquisition related contingent consideration	1,398	—	—	1,398
     Impairment of Real Estate Assets
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. During the fourth quarter of 2009, the Company recorded an impairment charge of $2.5 million on the Company’s Deer Park property, which is located in a Baltimore submarket of the Company’s Maryland reporting segment. The property’s fair value was determined through a market approach, which was based on the negotiated contract price with the buyer. During the first quarter of 2010, an additional impairment charge of $0.6 million, which was recorded as discontinued operations, was incurred to reduce the property’s fair value to the final contract price, less selling costs. The property was sold on April 23, 2010.
     Interest Rate Derivatives
     The Company has two interest rate swap derivative instruments that fix LIBOR to 2.71% on $50.0 million of variable rate debt and to 3.33% on $35.0 million of variable rate debt. The derivatives are fair valued based on the prevailing market yield curve on the measurement date. Also, the Company evaluates counter-party risk in calculating the fair value of the interest rate swap derivative instruments. The Company’s interest rate swap derivatives are effective cash flow hedges and any change in fair value is recorded in the Company’s equity section under “Accumulated Other Comprehensive Loss.”
     Contingent Consideration
     As part of the acquisition price of Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that projects stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates, and various assumptions regarding the property’s operating performance and profitability. During the first quarter of 2010, the Company fully leased the property, which resulted in an increase in its potential obligation. The Company recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Contingent Consideration Related to Acquisition of Property” in its consolidated statements of operations.
     A summary of the Company’s contingent consideration obligation as of March 31, 2010 is as follows (amounts in thousands):

Balance at December 31, 2009	$688
Contingent consideration charge recognized in earnings	710

Balance at March 31, 2010	$1,398

     With the exception of the re-measurement of its contingent consideration obligation, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the three months ended March 31, 2010. Also, no transfers into and out of fair value measurements levels were noted during the three months ended March 31, 2010.

     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The Company calculates fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s debt instruments at March 31, 2010 and December 31, 2009 are as follows (amounts in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgage debt	$290,069	$279,574	$301,463	$289,679
Exchangeable senior notes	48,950	49,539	48,718	48,164
Series A senior notes	37,500	37,646	37,500	37,118
Series B senior notes	37,500	36,785	37,500	36,146
Secured term loans	60,000	54,935	60,000	54,390
Unsecured revolving credit facility	77,000	76,113	159,900	143,953

Total	$551,019	$534,592	$645,081	$609,450

(9) Shareholders’ Equity
     During the first quarter of 2010, the Company issued 6.3 million common shares at a price of $14.50 per share, which generated net proceeds of $87.1 million, after issuance costs. The Company used $82.9 million of the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility and the remainder for other general corporate purposes.
     On February 12, 2010, the Company paid a dividend of $0.20 per common share to shareholders of record on February 5, 2010. On April 27, 2010, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per share. The dividend will be paid on May 14, 2010, to common shareholders of record as of May 7, 2010.
     As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity, and therefore, the Company does not allocate its equity to any noncontrolling interests. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2009	$377,759	$9,585
Net loss	(2,159)	(49)
Changes in ownership	86,355	1,609
Distributions to owners	(6,116)	(146)
Other comprehensive income	518	10

Balance, March 31, 2010	$456,357	$11,009

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

     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended March 31, 2010
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	73	51	54	178
Square feet (unaudited)	3,621,438	3,016,532	5,264,052	11,902,022

Total revenues	$11,751	$11,089	$12,445	$35,285
Property operating expense	(3,671)	(3,232)	(3,282)	(10,185)
Real estate taxes and insurance	(1,151)	(1,172)	(1,059)	(3,382)

Total property operating income	$6,929	$6,685	$8,104	21,718

Depreciation and amortization expense				(9,985)
General and administrative				(3,728)
Other expenses, net				(9,494)
Loss from discontinued operations				(719)

Net loss				$(2,208)

Total assets(1)	$390,385	$311,962	$321,369	$1,055,243

Capital expenditures(2)	$325	$927	$1,548	$2,853

	Three Months Ended March 31, 2009
	Maryland(3)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	72	47	54	173
Square feet (unaudited)	3,609,610	2,816,856	5,257,155	11,683,621

Total revenues	$11,402	$9,895	$11,973	$33,270
Property operating expense	(2,992)	(2,418)	(2,734)	(8,144)
Real estate taxes and insurance	(1,062)	(1,122)	(1,084)	(3,268)

Total property operating income	$7,348	$6,355	$8,155	21,858

Depreciation and amortization expense				(9,963)
General and administrative				(2,956)
Other expenses, net				(3,857)
Income from discontinued operations				56

Net income				$5,138

Total assets(1)	$391,127	$289,712	$316,281	$1,046,586

Capital expenditures(2)	$1,850	$1,606	$2,507	$5,999

(1)	Corporate assets not allocated to any of our reportable segments totaled $31,527 and $49,466 at March 31, 2010 and 2009, respectively.

(2)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $53 and $36 at March 31, 2010 and 2009, respectively.

(3)	Includes the results of a three-building, 160,470 square foot property that is owned by the Company through a consolidated joint venture.
(11) Subsequent Event
     On April 28, 2010, the Company acquired Three Flint Hill, an eight-story, 174,000 square foot office building in Fairfax County, Virginia, for $13.6 million. The property was vacant at acquisition. The acquisition was financed with a $3.0 million draw on the Company’s unsecured revolving credit facility and available cash. The Company plans to spend an additional $5.0 million to fully renovate the building and to prepare it for re-tenanting.

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
     The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant office parks, business parks and industrial properties. Office parks contain multi-story buildings that are for office use; business parks contain buildings with office features combined with industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities. At March 31, 2010, the Company owned approximately 12 million square feet and the Company’s consolidated properties were 84.2% occupied by 592 tenants. The Company also owned land that can accommodate approximately 1.4 million square feet of development. As of March 31, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company derives substantially all of its revenue from leases of space within its properties.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). At March 31, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.
     The Company’s long-term growth will principally be driven by its ability to:
•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties or contribute properties to joint ventures; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.
Executive Summary
     The Company incurred a net loss attributable to common shareholders of $2.2 million, or $0.08 per diluted share, during the first quarter of 2010 compared with net income attributable to common shareholders of $5.0 million, or $0.18 per diluted share, during the first quarter of 2009. The Company’s funds from operations (“FFO”) for the first quarter of 2010 was $8.0 million, or $0.26 per diluted share, which includes impairment charges related to the April 2010 sale of Deer Park, which is located in the Company’s Baltimore submarket, and contingent consideration charges related to Ashburn Center, totaling $1.3 million, compared with FFO of $14.8 million, or $0.53 per diluted share, during the first quarter of 2009, which included a $4.3 million gain on the retirement of debt. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net (loss) income available to common shareholders, see “Funds From Operations.”
Significant First Quarter and Subsequent Event Transactions
•	Issued 6.3 million common shares, generating net proceeds totaling $87.1 million, after issuance costs;

•	Fully leased Ashburn Center, which was 45% leased when acquired on December 31, 2009;

•	Executed 764,000 square feet of leases, which include 435,000 square feet of new leases;

•	On April 23, 2010, the Company sold a Baltimore area property for net proceeds totaling $7.5 million; and

•	On April 28, 2010, the Company acquired an eight-story 174,000 square foot office building in Fairfax County, Virginia for $13.6 million.
Development and Redevelopment Activity
     As of March 31, 2010, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company constructs office parks, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
     As of March 31, 2010, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Greenbrier Technology Center III — a 48,000 square foot three-story office building has been designed, all permits have been processed and construction is set to commence upon completion of land use documents. Costs to date include civil, architectural, mechanical, electrical and plumbing design, as well as permit fees; and

•	Sterling Park Business Center, Lot 7 — a 57,000 square foot office building, adjacent to a recently completed building, has been designed, all permits have been processed and construction is ready to commence. Costs to date include civil site preparation work, architectural, mechanical, electrical and plumbing design as well as permit fees.
Redevelopment
•	Enterprise Parkway — a 71,000 square foot multi-tenanted office redevelopment. Costs incurred to date include building, lobby and common corridor renovations; design documents and permit fees as well as schematic architectural and engineering design for future tenant layouts; and

•	Gateway 270 — a 42,000 square foot business park redevelopment. Costs incurred to date include architectural and engineering design and permitting; demolition, metal framing, plumbing, mechanical and electrical rough-in work.
     The Company anticipates development and redevelopment efforts on these projects will continue throughout 2010 and into 2011. The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the space. On April 28, 2010, the Company acquired Three Flint Hill, an eight-story, 174,000 square foot office building in Fairfax County, Virginia, for $13.6 million. The property was vacant at acquisition. The acquisition was financed with a $3.0 million draw on the Company’s unsecured revolving credit facility and available cash. The Company plans to spend an additional $5.0 million to fully renovate the building and to prepare it for re-tenanting. At March 31, 2010, the Company owned developable land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in Maryland, 0.6 million square feet in Northern Virginia and 0.7 million square feet in Southern Virginia.
Critical Accounting Policies and Estimates
     The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in its condensed consolidated financial statements. The Company’s critical accounting policies relate to revenue recognition, including evaluation of the collectability of accounts receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate, derivative instruments and share-based compensation.
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
     The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less anticipated selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be transferred to another property owned by the Company after the disposition.
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
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the acquired property is recorded as follows:
▪	the fair value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the fair value of the lease origination costs had the in-place leases been originated on the date of acquisition; the fair value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

▪	the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fourteen years; and

▪	the intangible fair value of tenant or customer relationships.
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
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded in “Accumulated Other Comprehensive Loss,” an element of shareholders’ equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009
     Non-comparable Properties
     During 2009, the Company acquired the following buildings at an aggregate purchase cost of $39.3 million: four buildings at Cloverleaf Center and three buildings at Ashburn Center. On January 1, 2010 and March 17, 2009, the Company deconsolidated RiversPark I and II, respectively, from its condensed consolidated financial statements; however, the operating results of the properties are included in the Company’s consolidated statements of operations through their date of deconsolidation. Collectively, the properties are referred to as the “Non-comparable Properties.”
     The term “Remaining Portfolio” will include all properties owned by the Company for the entirety of the periods being presented.
Total Revenues
     Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
Rental	$27,425	$26,742	$683	3%
Tenant reimbursements and other	$7,860	$6,528	$1,332	20%
     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below-market leases. Rental revenue increased $0.7 million for the three months ended March 31, 2010 compared to the same period in 2009, of which $0.5 million was due to the Non-comparable Properties. The Remaining Portfolio contributed a $0.2 million increase in rental revenue for the three months ended March 31, 2010 compared to 2009, primarily due to an increase in rental rates, which was partially offset by an increase in vacancy. The Company’s portfolio occupancy was 84.2% at March 31, 2010 compared to 86.1% at March 31, 2009.
     The increase in rental revenue for the three months ended March 31, 2010 compared to 2009 includes $0.6 million for the Northern Virginia reporting segment and $0.2 million for the Southern Virginia reporting segment. For the Maryland reporting segment, rental revenue decreased $0.1 million for the three months ended March 31, 2010 compared to 2009. The decrease in rental revenue for the Maryland reporting segment was primarily due to an increase in vacancy.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $1.3 million during the three months ended March 31, 2010 compared with the same period in 2009. The increase is primarily due to the Remaining Portfolio, which contributed $1.1 million of additional tenant reimbursements and other revenues for the three months ended March 31, 2010 compared with 2009 due to an increase in recoverable property operating expenses, particularly snow and ice removal costs. Tenant reimbursements and other revenues are expected to decline for the next two quarters as the Company anticipates property operating expenses will be more in line with historical trends unlike the significant first quarter snow and ice removal costs.
     The increase in tenant reimbursements and other revenues for the three months ended March 31, 2010 compared with 2009 includes $0.4 million for the Maryland reporting segment, $0.6 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.

Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
Property operating	$10,185	$8,144	$2,041	25%
Real estate taxes and insurance	$3,382	$3,268	$114	3%
     Property operating expenses increased $2.0 million for the three months ended March 31, 2010 compared to the same period in 2009. Property operating expenses for the Remaining Portfolio increased $1.8 million for the three months ended March 31, 2010 compared with the same period in 2009, primarily due to an increase in snow and ice removal costs during the first quarter of 2010. The increase in property operating expenses for the three months ended March 31, 2010 compared to 2009 includes $0.7 million for the Maryland reporting segment, $0.8 million for the Northern Virginia reporting segment and $0.5 million for the Southern Virginia reporting segment. The Company expects property operating expenses to decline over the next two quarters due to lower snow and ice removal costs.
     Real estate taxes and insurance expense increased $0.1 million for the three months ended March 31, 2010 compared to the same period in 2009. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $0.1 million for the three months ended March 31, 2010 compared to 2009. The Remaining Portfolio experienced a slightly increase in real estate taxes and insurance expense for the three months ended March 31, 2010 compared to 2009. Real estate taxes and insurance for the three months ended March 31, 2010 compared to 2009, increased $89 thousand for the Maryland reporting segment and $50 thousand for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, real estate taxes and insurance decreased $25 thousand for the three months ended March 31, 2010 compared to 2009.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
	$3,728	$2,956	$772	26%
     General and administrative expenses increased $0.8 million for the three months ended March 31, 2010 compared to the same period in 2009. The increase in expense is primarily due to an increase in non-cash, share-based compensation expense as a result of the restricted shares awarded in 2009 and February 2010, which are being expensed over derived service periods that are comparably shorter than those associated with previous awards. The Company also accelerated $0.1 million of share-based compensation expense related to the vesting of certain 2009 performance based awards upon the Company’s achievement of a specified shareholder return.
     Depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
	$9,985	$9,963	$22	—
     Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense slightly increased for the three months ended March 31, 2010 compared to 2009 as the increase in depreciation from the additions of Cloverleaf Center and Ashburn Center were partially offset by several intangible assets fully amortizing prior to the first quarter of 2010.
     Contingent consideration related to acquisition of property is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
	$710	$—	$710	—
     The Company recorded additional contingent consideration of $0.7 million in the first quarter of 2010 associated with the acquisition of Ashburn Center on December 31, 2009. The contingent consideration relates to the fair value of an obligation entered into with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The increase in contingent consideration reflects the anticipated increase in the fair value of the obligation as a result of the property becoming 100% leased.
     Other Expenses (Income)
     Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
	$8,861	$8,327	$534	6%
     The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
     Interest expense increased $0.5 million for the three months ended March 31, 2010 compared with the same period in 2009 due to a higher weighted average interest rate on the Company’s outstanding debt. In December 2009, the Company extended the maturity on approximately $185.0 million of debt, which included extending the capacity of the Company’s unsecured revolving credit facility and using the additional capacity to repay $40.0 million of its secured term loans. The refinancing resulted in a higher effective interest rate on the Company’s unsecured revolving credit facility and $0.1 million of additional amortization of deferred financing costs for the three months ended March 31, 2010. The average balance on the Company’s unsecured revolving credit facility was $151.6 million with a weighted average interest rate of 3.9% for the three months ended March 31, 2010 compared to $79.6 million with a weighted average interest rate of 1.8% for the three months ended March 31, 2009. The higher weighted average interest rate on the unsecured revolving credit facility resulted in additional interest expense totaling $1.1 million during the three months ended March 31, 2010 compared to 2009. The repayment of the Company’s term loans resulted in a decline in interest expense of $0.2 million for the three months ended March 31, 2010. The Company has two interest rate swap agreements that fix LIBOR on $85.0 million of its variable rate debt, which is comprised of its unsecured revolving credit facility and the two term loans. Due to lower interest rates in the first quarter of 2010, the Company incurred an additional $0.1 million in interest expense related to its swap agreements for the three months ended March 31, 2010.
     The overall increase in the Company’s interest expense for the three months ended March 31, 2010 compared to 2009 was partially offset by a $0.4 million decrease in mortgage interest expense. In 2009, the Company retired $14.2 million of mortgage debt encumbering Glen Dale Business Center, 4200 Tech Court and Park Central and, on January 1, 2010, the Company deconsolidated $9.9 million of variable rate mortgage debt encumbering RiversPark I and a related cash flow hedge agreement. The deconsolidation of RiversPark I also resulted in an increase in interest expense of $0.2 million as, during the three months ended March 31, 2009, the Company recognized a reduction in interest expense related to its Financing Obligation. Also, the Company repurchased $34.5 million of its Senior Exchangeable Notes in 2009, which resulted in a reduction of interest of $0.4 million for the three months ended March 31, 2010.
     In March 2010, the Company repaid $82.9 million of its unsecured revolving credit facility with proceeds from the issuance of 6.3 million common shares. At March 31, 2010, the Company had $551.0 million of debt outstanding with a weighted average interest rate of 5.6% compared with $628.3 million of debt outstanding with a weighted average interest rate of 4.9% at March 31, 2009.

     Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Decrease	Change
	$115	$138	$23	17%
     Interest and other income include amounts earned on the Company’s funds held in various cash operating and escrow accounts. The decrease in interest and other income was primarily due to lower average cash balances and lower average interest rates for the three months ended March 31, 2010 compared to the same period in 2009. The Company earned a weighted average interest rate of 2.63% on an average cash balance of $6.2 million during the three months ended March 31, 2010, compared with 3.48% on an average cash balance of $7.5 million during the same period in 2009.
     Equity in losses of affiliates is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
	$38	$7	$31	443%
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. As a condition of the joint ventures, the Company provided a guarantee to the joint venture for four lease agreements entered into by the former owner for certain vacancies at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II. On March 17, 2009, the specified tenant renewed its lease at RiversPark II, which effectively terminated the Company’s lease guarantee related to RiversPark II. As a result, the operating results of RiversPark II are no longer consolidated on the Company’s condensed consolidated financial statements effective March 17, 2009. Prior to January 1, 2010, three of the four lease agreements guarantees were terminated at RiversPark I. Due to the immateriality of the guarantee associated with the remaining lease agreement, and in accordance with the adoption of new accounting standards for variable interest entities, the Company was no longer required to consolidate RiversPark I. Effective January 1, 2010, the assets, liabilities and operating results of RiversPark I were no longer consolidated on the Company’s condensed consolidated financial statements. Both properties incurred a loss for the three months ended March 31, 2010 and 2009; however, RiversPark I’s operating results were fully consolidated during 2009.
     Gains on early retirement of debt are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Decrease	Change
	$—	$4,339	$4,339	100%
     During the first quarter of 2009, the Company used available cash and a draw on its unsecured revolving credit facility to retire $17.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $4.3 million, net of deferred financing costs and discounts. The Company did not retire any Exchangeable Senior Notes or other debt resulting in a gain during the first quarter of 2010.
     Discontinued Operations
     Discontinued operations are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Decrease	Change
	$(719)	$56	$775	1384%

     At March 31, 2010, the Company classified its Deer Park property as held-for-sale and presented its operating results as discontinued operations in its consolidated statements of operations. The property was subsequently sold on April 23, 2010. The decline in operations was primarily the result of an impairment charge totaling $0.6 million that was recorded during the first quarter of 2010 relating to a reduction in selling price of the property.
     Net loss (income) attributable to noncontrolling interests in the Operating Partnership
     Net loss (income) attributable to noncontrolling interests in the Operating Partnership are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change
	$49	$(141)	$190	135%
     Net loss (income) attributable to noncontrolling interests in the Operating Partnership reflects the ownership interests of the Operating Partnership held by parties other than the Company. The increase in net loss (income) attributable to noncontrolling interests in the Operating Partnership can be attributed to a decline in net (loss) income during the three months ended March 31, 2010 compared to the same period in 2009. For the three months ended March 31, 2010, the Company had a net loss of $2.2 million compared with net income of $5.1 million for the three months ended March 31, 2009. The noncontrolling interests owned by limited partners decreased to 1.9% as of March 31, 2010 compared with 2.7% as of March 31, 2009 due to the Company issuing 6.3 million shares of its common stock during the first quarter of 2010 and 2.8 million shares of its common stock through its controlled equity offering program during 2009.
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

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009
     The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings (1)	167	167	—	—
Same property revenues
Rental	$26,179	$25,962	$217	0.8
Tenant reimbursements and other	7,089	6,077	1,012	16.7

Total same property revenues	33,268	32,039	1,229	3.8

Same property operating expenses
Property	9,470	7,550	1,920	25.4
Real estate taxes and insurance	3,207	3,200	7	0.2

Total same property operating expenses	12,677	10,750	1,927	17.9

Same property net operating income	$20,591	$21,289	$(698)	(3.3)

Reconciliation to net (loss) income:
Same property net operating income	$20,591	$21,289
Non-comparable net operating income (2)	1,127	569
General and administrative expenses	(3,728)	(2,956)
Depreciation and amortization	(9,985)	(9,963)
Other expenses, net	(9,494)	(3,857)
Discontinued operations(3)	(719)	56

Net (loss) income	$(2,208)	$5,138

	Weighted Average Occupancy
	at March 31,
	2010	2009
Same Properties	85.3%	86.7%
Total	84.8%	86.4%

(1)	Same property comparisons are based upon those properties owned for the entirety of the periods presented. Same property results exclude the results of the following non same-properties: Deer Park, RiversPark I and II, Cloverleaf Center and Ashburn Center.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Discontinued operations consists of the operating results of the Company’s Deer Park property, which was classified as held-for-sale at March 31, 2010 and subsequently sold in the second quarter of 2010.
     Same Property NOI decreased $0.7 million, or 3.3%, for the three months ended March 31, 2010 compared with the same period in 2009. Rental revenue increased $0.2 million for the three months ended March 31, 2010 due to an increase in rental rates, which was partially offset by an increase in vacancy. Same property tenant reimbursements and other revenue increased $1.0 million for the three months ended March 31, 2010 due to an increase in snow and ice removal costs, which resulted in higher expense recoveries. The increase in snow and ice removal costs resulted in an increase in property operating expenses of $1.9 million in the first quarter of 2010. Real estate taxes and insurance expense remained relatively consistent for the first quarter of 2010.

Maryland

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings (1)	65	65	—	—
Same property revenues
Rental	$8,295	$8,465	$(170)	(2.0)
Tenant reimbursements and other	2,230	1,905	325	17.1

Total same property revenues	10,525	10,370	155	1.5

Same property operating expenses
Property	3,263	2,595	668	25.7
Real estate taxes and insurance	1,059	995	64	6.4

Total same property operating expenses	4,322	3,590	732	20.4

Same property net operating income	$6,203	$6,780	$(577)	(8.5)

Reconciliation to total property operating income:
Same property net operating income	$6,203	$6,780
Non-comparable net operating income(2)	726	568

Total property operating income	$6,929	$7,348

	Weighted Average Occupancy
	at March 31,
	2010	2009
Same Properties	82.3%	86.7%
Total	82.3%	85.7%

(1)	Same property comparisons are based upon those properties owned for the entirety of the periods presented. Same property results exclude the results of the following non same-properties: RiversPark I and II, Cloverleaf Center and Deer Park.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Maryland properties decreased $0.6 million, or 8.5%, for the three months ended March 31, 2010 compared with the same period in 2009. Total same property revenues increased $0.2 million due to increase in snow and ice removal costs, which resulted in higher expense recoveries. The increase in expense recoveries was offset by an increase in vacancy. Total same property operating expenses for the Maryland properties increased $0.7 million primarily due to higher snow and ice removal costs during the first quarter of 2010 compared with the same period in 2009. Real estate taxes increased slightly during the first quarter of 2010 compare with 2009.

Northern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings (1)	48	48	—	—
Same property revenues
Rental	$8,163	$7,916	$247	3.1
Tenant reimbursements and other	2,453	1,979	474	24.0

Total same property revenues	10,616	9,895	721	7.3

Same property operating expenses
Property	3,055	2,347	708	30.2
Real estate taxes and insurance	1,092	1,122	(30)	(2.7)

Total same property operating expenses	4,147	3,469	678	19.5

Same property net operating income	$6,469	$6,426	$43	0.7

Reconciliation to total property operating income
Same property net operating income	$6,469	$6,426
Non-comparable net operating income (loss)(2)	216	(71)

Total property operating income	$6,685	$6,355

	Weighted Average Occupancy
	at March 31,
	2010	2009
Same Properties	86.4%	89.4%
Total	84.5%	89.4%

(1)	Same property comparisons are based upon those properties owned for the entirety of the periods presented. Same property results exclude the results of Ashburn Center.

(2)	Non-comparable net operating income (loss) has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Northern Virginia properties increased 0.7% for the three months ended March 31, 2010 compared with the same period in 2009. Total same property revenues increased $0.7 million for the three months ended March 31, 2010 as a result of an increase in rental rates as well as higher tenant reimbursement revenue due to significant snow and ice removal costs, offset by an increase in vacancy. Same property operating expenses increased $0.7 million during the first quarter of 2010 primarily due to higher snow and ice removal costs. Real estate taxes slightly decreased during the three months ended March 31, 2010 compared with 2009.

Southern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings (1)	54	54	—	—
Same property revenues
Rental	$9,721	$9,581	$140	1.5
Tenant reimbursements and other	2,406	2,193	213	9.7

Total same property revenues	12,127	11,774	353	3.0

Same property operating expenses
Property	3,152	2,608	544	20.9
Real estate taxes and insurance	1,056	1,083	(27)	(2.5)

Total same property operating expenses	4,208	3,691	517	14.0

Same property net operating income	$7,919	$8,083	$(164)	(2.0)

Reconciliation to total property operating income
Same property net operating income	$7,919	$8,083
Non-comparable net operating income(2)	185	72

Total property operating income	$8,104	$8,155

	Weighted Average Occupancy
	at March 31,
	2010	2009
Same Properties	86.7%	85.4%
Total	86.7%	85.4%

(1)	Same property comparisons are based upon those properties owned for the entirety of the periods presented.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Southern Virginia properties decreased $0.2 million, or 2.0%, for the three months ended March 31, 2010 compared with the same period in 2009. Total same property revenues increased $0.3 million for the three months ended March 31, 2010 as a result of an increase in snow and ice removal costs, which resulted in an increase in recoverable expenses. The increase in snow and ice removal costs resulted in an increase in property operating expenses of $0.5 million in the first quarter of 2010. Real estate taxes and insurance expense decreased slightly for the first quarter of 2010 compared with 2009.
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

     Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected due to the ongoing economic downtown and the challenging financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 10.2% of the Company’s annualized base rent is scheduled to expire in 2010 and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
     The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans, unsecured senior notes, proceeds from disposal of strategically identified assets, outright or through potential joint ventures, and the issuance of equity and debt securities. For example, in March 2010, the Company issued 6.3 million common shares pursuant to a public offering, generating net proceeds totaling $87.1 million, after issuance costs. The Company used $82.9 million of the proceeds from this offering to pay down a portion of its unsecured revolving credit facility. The Company’s ability to raise funds through sales of debt and equity securities in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive.
Financial Covenants
     The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of March 31, 2010, the Company was in compliance with all the financial covenants related to its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at March 31, 2010 (dollars in thousands):
Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured
	Revolving Credit
	Facility and 2007				2008 Secured
	Secured Term Loan		Covenant		Term Loan		Covenant
Unencumbered Pool Leverage(1)	43.9%		≤ 65%		—		—
Unencumbered Pool Debt Service Coverage Ratio(1)	2.82	x	≥1.75	x	—		—
Maximum Consolidated Total Indebtedness	52.8%		≤ 65%		49.9%		≤ 60%
Minimum Tangible Net Worth	$517,828		≥ $449,172		$580,939		≥ $449,172
Fixed Charge Coverage Ratio	1.92	x	≥ 1.50	x	1.92	x	≥ 1.50	x
Maximum Dividend Payout Ratio(1)	63.3%		≤ 95%		63.3%		≤ 95%

(1) Covenant does not apply to the Company’s 2007 secured term loan.
Senior Notes

	Senior Notes		Covenant
Unencumbered Pool Leverage	42.6%		≤ 65%
Maximum Consolidated Total Indebtedness	51.4%		≤ 65%
Minimum Tangible Net Worth	$548,427		≥ $449,172
Fixed Charge Coverage Ratio	1.92	x	≥ 1.50	x
Maximum Dividend Payout Ratio	63.3%		≤ 95%
Maximum Secured Debt	31.7%		≤ 40%

Non-Financial Covenants in Mortgage Loan Documents
     Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of March 31, 2010, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $131 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the NYSE. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its Unsecured Revolving Credit Facility, its two Secured Term Loans and its Exchangeable Senior Notes.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Three Months Ended
	March 31,
(amounts in thousands)	2010	2009	Change
Cash provided by operating activities	$8,822	$10,854	$(2,032)
Cash used in investing activities	(3,749)	(5,999)	2,250
Cash used in financing activities	(3,153)	(12,905)	9,752
     Net cash provided by operating activities decreased $2.0 million for the three months ended March 31, 2010 compared to the same period in 2009. The increase was the result of a decline in net (loss) income, as the Company incurred $0.7 million of additional snow and ice removal costs, net of recoveries, as well as an additional $0.5 million of interest expense due to higher interest rates associated with the Company’s refinancing of its unsecured revolving credit facility in the first quarter of 2010. The decrease in cash provided by operating activities was also due to a change in the timing of payments related to accounts payable and accrued expenses and a reduction of rents received in advance during the first quarter of 2010 compared to the first quarter of 2009. The decline in cash provided by operating activities during the first quarter of 2010 was partially offset by a reduction in cash provided to escrow and reserves and a reduction in cash paid for real estate taxes, which was prepaid in prior periods.
     Net cash used in investing activities decreased $2.3 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in cash used in investing activities was the result of a $3.1 million reduction in additions to rental properties during the three months ended March 31, 2010. For the three months ended March 31, 2010 and 2009, the Company used cash of $0.3 million and $0.4 million, respectively, for development and redevelopment activity. On January 1, 2010, the Company deconsolidated a joint venture that owns RiversPark I. As a result, $0.9 million of cash was removed from the Company’s condensed consolidated financial statements along the other assets and liabilities associated with RiversPark I.
     Net cash used in financing activities decreased $9.8 million for the three months ended March 31, 2010 compared to the same period in 2009. During the first quarter of 2010, the Company issued 6.3 million common shares for net proceeds of $87.1 million, after issuance costs. The proceeds were used to repay $82.9 million of the Company’s outstanding revolving credit facility. During the first quarter of 2009, the Company retired $17.0 million of its outstanding Exchangeable Senior Notes for

$11.8 million, which was financed, primarily, with available cash, with the remainder funded through a draw on its unsecured revolving credit facility. During the second quarter of 2009, the Company lowered its quarterly dividend, which resulted in a reduction of dividends paid to shareholders and distributions paid to unitholders of $3.3 million for the three months ended March 31, 2010 compared to 2009.
Contractual Obligations
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. The Company guaranteed to the joint ventures the rental payments associated with four leases with the former owner of RiversPark I. Two of the guarantees were terminated in 2008, and another guarantee was terminated in the fourth quarter of 2009. The final guarantee will expire in September 2011 or earlier if the space is re-leased. As of March 31, 2010, the maximum potential amount of future payments the Company could be required to make related to the remaining guarantee at RiversPark I is $0.2 million.
     In connection with the Company’s acquisition of Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflects an increase in the anticipated fee to the seller. As of March 31, 2010, the Company’s contingent consideration obligation to the former owner of Ashburn Center was $1.4 million.
     As of March 31, 2010, the Company had development and redevelopment contractual obligations of $34 thousand outstanding and capital improvement obligations of $0.9 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of March 31, 2010. Also, as of March 31, 2010, the Company had $1.3 million of tenant improvement obligations, which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of March 31, 2010.
Distributions
     The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At March 31, 2010, the Company was the sole general partner of and owned 98.1% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Trustees.
Dividends
     On April 27, 2010, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per share. The dividend will be paid on May 14, 2010, to common shareholders of record as of May 7, 2010.
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
     The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net (loss) income attributable to common shareholders	$(2,159)	$4,997
Add: Depreciation and amortization:
Real estate assets	9,985	9,963
Discontinued operations	152	83
Unconsolidated joint venture	114	14
Consolidated joint venture	—	(373)
Net (loss) income attributable to noncontrolling interests	(49)	141

FFO available to common shareholders and unitholders	$8,043	$14,825

Weighted average common shares and Operating Partnership units outstanding — diluted	31,489	27,801
Off-Balance Sheet Arrangements
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. The Company guaranteed to the joint ventures the rental payments associated with four leases with the former owner of RiversPark I. Two of the guarantees were terminated in 2008, and another guarantee was terminated in the fourth quarter of 2009. The final guarantee will expire in September 2011 or earlier if the space is re-leased. As of March 31, 2010, the maximum potential amount of future payments the Company could be required to make related to the remaining guarantee at RiversPark I is $0.2 million. On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all their related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. For more information, see footnote 4 — Investment in Affiliates.
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the length and severity of the recent economic downturn; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing and other risks disclosed herein and in Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.
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
     At March 31, 2010, the Company’s exposure to variable interest rates consisted of $77.0 million of borrowings on its unsecured revolving credit facility and $60.0 million on two secured term loans. A change in interest rates of 1% would result in an increase or decrease of $1.4 million in interest expense on an annualized basis. As of March 31, 2010, the Company had $85.0 million of its variable rate debt hedged through two fixed-rate interest rate swap agreements, which expire in August 2010.
     For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 8, Fair Value Measurements for more information on the fair value of the Company’s debt.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of March 31, 2010, the Company was not subject to any material pending legal proceedings.
Item 1A. Risk Factors
As of March 31, 2010, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Form of Restricted Stock Agreement (Time Vesting). (1)

10.2	Form of Restricted Stock Agreement (Performance Vesting).(2)

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2010.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: May 7, 2010	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: May 7, 2010	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Form of Restricted Stock Agreement (Time Vesting). (1)

10.2	Form of Restricted Stock Agreement (Performance Vesting).(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2010.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2010.