Form 10-Q
period 2010-06-30
FIRST POTOMAC REALTY TRUST
filed 2010-08-06
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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

☐ Large Accelerated Filer	☑ Accelerated Filer	☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of August 6, 2010, there were 37,946,702 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Rental property, net	$1,029,050	$987,475
Cash and cash equivalents	11,481	9,320
Escrows and reserves	10,010	9,978
Accounts and other receivables, net of allowance for doubtful accounts of $2,660 and $2,346, respectively	7,036	7,049
Accrued straight-line rents, net of allowance for doubtful accounts of $1,133 and $1,185, respectively	11,910	10,915
Investment in affiliates	3,093	1,819
Deferred costs, net	22,641	21,208
Prepaid expenses and other assets	5,795	6,625
Intangible assets, net	24,610	20,103

Total assets	$1,125,626	$1,074,492

Liabilities:
Mortgage loans	$325,879	$301,463
Exchangeable senior notes, net	29,656	48,718
Senior notes	75,000	75,000
Secured term loans	60,000	60,000
Unsecured revolving credit facility	123,000	159,900
Financing obligation	—	5,066
Accounts payable and other liabilities	19,247	16,419
Accrued interest	2,141	2,072
Rents received in advance	7,480	7,267
Tenant security deposits	4,831	5,235
Deferred market rent, net	5,031	6,008

Total liabilities	652,265	687,148

Noncontrolling interests in the Operating Partnership	10,525	9,585

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 37,947 and 30,589 shares issued and outstanding, respectively	38	31
Additional paid-in capital	617,271	517,940
Accumulated other comprehensive loss	(489)	(1,879)
Dividends in excess of accumulated earnings	(153,984)	(138,333)

Total shareholders’ equity	462,836	377,759

Total liabilities, noncontrolling interests and shareholders’ equity	$1,125,626	$1,074,492

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental	$27,413	$26,344	$54,740	$52,988
Tenant reimbursements and other	6,081	5,751	13,932	12,270

Total revenues	33,494	32,095	68,672	65,258

Operating expenses:
Property operating	7,058	7,847	17,228	15,975
Real estate taxes and insurance	3,240	3,168	6,612	6,426
General and administrative	3,675	2,917	7,384	5,874
Acquisition costs	1,645	5	1,664	5
Depreciation and amortization	10,488	9,909	20,463	19,855
Contingent consideration related to acquisition of property	—	—	710	—

Total operating expenses	26,106	23,846	54,061	48,135

Operating income	7,388	8,249	14,611	17,123

Other expenses (income):
Interest expense	8,061	8,113	16,921	16,439
Interest and other income	(87)	(117)	(202)	(253)
Equity in losses of affiliates	20	47	59	54
Gains on early retirement of debt	(164)	(1,367)	(164)	(5,706)

Total other expenses	7,830	6,676	16,614	10,534

(Loss) income from continuing operations	(442)	1,573	(2,003)	6,589

Discontinued operations:
(Loss) income from operations of disposed properties	(82)	79	(728)	201
Gain on sale of real estate properties	557	—	557	—

Income (loss) from discontinued operations	475	79	(171)	201

Net income (loss)	33	1,652	(2,174)	6,790

Less: Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(1)	(45)	48	(186)

Net income (loss) attributable to common shareholders	$32	$1,607	$(2,126)	$6,604

Net income (loss) attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.01)	$0.06	$(0.06)	$0.23
Income (loss) from discontinued operations	0.01	—	(0.01)	0.01

Net income (loss)	$—	$0.06	$(0.07)	$0.24

Weighted average common shares outstanding - basic	36,511	27,157	33,552	27,079
Weighted average common shares outstanding - diluted	36,511	27,230	33,552	27,132
See accompanying notes to condensed consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,174)	$6,790
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate properties	(557)	—
Depreciation and amortization	231	196
Impairment of real estate asset	565	—
Depreciation and amortization	20,882	20,286
Stock based compensation	2,056	1,291
Bad debt expense	750	1,406
Amortization of deferred market rent	(677)	(861)
Amortization of financing costs and fair value discounts	348	1,411
Amortization of rent abatement	1,242	854
Equity in losses of affiliates	59	54
Distributions from investments in affiliates	216	—
Contingent consideration related to acquisition of property	710	—
Change in financing obligation	—	(250)
Gains on early retirement of debt	(164)	(5,706)
Changes in assets and liabilities:
Escrows and reserves	(1,872)	(1,891)
Accounts and other receivables	(874)	(2,798)
Accrued straight-line rents	(1,128)	(1,227)
Prepaid expenses and other assets	2,548	1,582
Tenant security deposits	(176)	(121)
Accounts payable and accrued expenses	(269)	1,929
Accrued interest	119	(281)
Rents received in advance	259	1,385
Deferred costs	(4,146)	(3,536)

Total adjustments	20,122	13,723

Net cash provided by operating activities	17,948	20,513

Cash flows from investing activities:
Purchase deposit on future acquisitions	(2,060)	—
Proceeds from sale of real estate assets	11,414	—
Acquisition of rental property and associated intangible assets	(81,491)	—
Additions to rental property	(5,441)	(14,218)
Additions to construction in progress	(724)	(742)
Cash held by joint venture at deconsolidation	(896)	—

Net cash used in investing activities	(79,198)	(14,960)

Cash flows from financing activities:
Financing costs	(1,220)	(1)
Issuance of debt	85,000	25,500
Issuance of stock, net	86,977	5,350
Repayments of debt	(93,543)	(31,667)
Dividends to shareholders	(13,526)	(14,791)
Distributions to noncontrolling interests	(293)	(417)
Stock option exercises	16	—

Net cash provided by (used in) financing activities	63,411	(16,026)

Net increase (decrease) in cash and cash equivalents	2,161	(10,473)

Cash and cash equivalents, beginning of period	9,320	16,352

Cash and cash equivalents, end of period	$11,481	$5,879

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statement of Cash Flows — Continued
(unaudited)
(Amounts in thousands)
     Supplemental disclosures of cash flow information for the six months ended June 30 are as follows:

	2010	2009
Cash paid for interest, net	$16,409	$16,950
     Cash paid for interest on indebtedness is net of capitalized interest of $0.4 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.
     On June 7, 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes.
     On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. Amounts shown on the cash flows statement represent cash held by RiversPark I, which was included in the Company’s consolidated balance sheets at December 31, 2009, and subsequently removed on its date of deconsolidation. For more information, see footnote 4 — Investment in Affiliates.

FIRST POTOMAC REALTY TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
     First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and industrial properties in the greater Washington, D.C. region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.
     References in these unaudited condensed consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At June 30, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
     At June 30, 2010, the Company owned approximately 12 million square feet and its consolidated properties were 84.0% occupied by 555 tenants. As of June 30, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
     In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year.

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
(c) Revenue Recognition
     The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the life of its leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in “Tenant reimbursement and other revenues” of $0.5 million and $0.8 million for the three and six months ended June 30, 2010, respectively, and $18 thousand and $0.1 million for the three and six months ended June 30, 2009, respectively.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses recoverability based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and capitalization rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.
     The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value, less anticipated selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be transferred to another property owned by the Company after the disposition.
     During the first quarter of 2010, the Company recorded a $0.6 million impairment charge related to the sale of Deer Park, a property located in a Baltimore submarket of the Company’s Maryland reporting segment, which was sold in April 2010. The property’s fair value was determined based on the negotiated contract price with a prospective buyer. For more information see footnote 5, Discontinued Operations. The Company did not record any additional impairment of real estate assets during the six months ended June 30, 2010 or during the six months ended June 30, 2009.
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
•	the fair value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the fair value of the lease origination costs had the in-place leases been originated on the date of acquisition; the fair value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the assumed lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to twelve years; and

•	the fair value of intangible tenant or customer relationships.
     The Company’s determination of these fair values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(i) Investment in Affiliates
     The Company may continue to grow its portfolio by entering into ownership arrangements with third parties for which it does not have a controlling interest. The structure of the arrangement affects the Company’s accounting treatment as the Company adheres to requirements regarding consolidation of variable interest entities. In determining whether to consolidate an entity, the Company assesses the structure and intent of the entity relationship as well our power to direct major decisions regarding the entity’s operations and whether the Company’s portion of the earnings, distributions and liability for obligations are in accordance with the Company’s ownership percentage. When the Company’s investment in an entity meets the requirements for the equity accounting method, it will record its initial investment in its consolidated balance sheets as “Investment in Affiliates.” The initial investment in the entity is adjusted to recognize the Company’s share of earnings, losses and/or distributions received from the entity. The Company’s respective share of all earnings or losses from the entity will be recorded in its consolidated statements of operations as “Equity in Earnings or Losses of Affiliates.”
     When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities and operating results within its condensed consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the liability section of the Company’s consolidated balance sheets as “Financing Obligation.” The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and for any distributions received by the third party from the entity. The earnings or losses from the entity attributable to the third party are recorded as interest expense on the Financing Obligation within the Company’s consolidated statements of operations. All distributions received by the Company from the consolidated entity will be recorded as an increase in the Financing Obligation.
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
     Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The fair value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below-market lease fair values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease fair values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease fair values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $32.5 million and $31.3 million at June 30, 2010 and December 31, 2010, respectively.
(l) Derivatives and Hedging
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company may enter into derivative agreements to mitigate exposure to unexpected changes in interest rates and may use interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company does not use derivatives for trading or speculative purposes and intends to enter into derivative agreements only with counterparties that it believes have a strong credit rating to mitigate the risk of counterparty default or insolvency.
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded in “Accumulated Other Comprehensive Income or Loss,” an element of shareholders’ equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
(m) Income Taxes
     The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company has certain subsidiaries, including a taxable REIT subsidiary, or (“TRS”), and an entity that has elected be taxed as a REIT (which indirectly owns 500 First Street, NW), that may be subject to federal, state or local taxes, as applicable. The REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. The Company’s TRS was inactive during the six months ended June 30, 2010 and 2009.
     The Company determines whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements which could result in the Company’s recording a tax liability that would reduce the Company’s net assets. As of June 30, 2010 and December 31, 2009, there were no liabilities related to uncertain tax positions.
(n) Noncontrolling Interests
     Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to shareholders’ equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses and distributions received. On June 30, 2010, the fair value of the noncontrolling interests (the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company) exceeded the noncontrolling interests’ cost basis by $1.3 million. At December 31, 2009, the Company presented its noncontrolling interests at their cost basis, which exceeded their fair value basis.
     At June 30, 2010 and December 31, 2009, 732,445 Operating Partnership units were not owned by the Company. During the six months ended June 30, 2010, the Company issued 6.3 million common shares, for net proceeds of $87.0 million, and 0.9 million common shares to retire $13.03 million of its Exchangeable Senior Notes. The issuance of the additional common shares resulted in the issuance of an equivalent number of Operating Partnership units to the Company. As a result, 1.9% and 2.3% of the total outstanding Operating Partnership units were not owned by the Company at June 30, 2010 and December 31, 2009, respectively. There were no Operating Partnership units redeemed for common shares or Operating Partnership units purchased with available cash during the six months ended June 30, 2010.
(o) Earnings Per Share
     Basic earnings (loss) per share (“EPS”), is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in net income (loss) available to common shareholders in the Company’s computation of EPS.

     The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings (loss) per share calculations:
(Loss) income from continuing operations	$(442)	$1,573	$(2,003)	$6,589
Income (loss) from discontinued operations	475	79	(171)	201

Net income (loss)	33	1,652	(2,174)	6,790
Less: Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(1)	(45)	48	(186)

Net income (loss) attributable to common shareholders	32	1,607	(2,126)	6,604

Less: Allocation to participating securities	(157)	(89)	(304)	(209)

(Loss) income attributable to common shareholders	$(125)	$1,518	$(2,430)	$6,395

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	36,511	27,157	33,552	27,079
Effect of dilutive shares:
Employee stock options and non-vested shares	—	73	—	53

Weighted average shares outstanding — diluted	36,511	27,230	33,552	27,132

Amounts attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.01)	$0.06	$(0.06)	$0.23
Income (loss) from discontinued operations	0.01	—	(0.01)	0.01

Net income (loss)	$—	$0.06	$(0.07)	$0.24

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(434)	$1,530	$(1,960)	$6,408
Income (loss) from discontinued operations	466	77	(166)	196

Net income (loss)	$32	$1,607	$(2,126)	$6,604

     In accordance with accounting requirements regarding earnings per share, the Company did not include the following shares in its calculation of diluted earnings per share as they would be anti-dilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock option awards	847	778	849	781
Non-vested share awards	310	244	336	272
Conversion of Exchangeable Senior Notes	854	1,654	854	1,654

	2,011	2,676	2,039	2,707

(p)	Share-Based Compensation
     Non-vested share awards
     On May 20, 2010, the Company issued a total of 20,274 non-vested shares to its non-employee trustees, all of which will vest on the first anniversary of the award date. The trustee shares were valued based on the outstanding share price at the date of issuance.
     The Company recognized compensation expense associated with all non-vested share based awards of $0.9 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively, and $1.9 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. The Company applies the two-class method for determining EPS as its outstanding non-vested shares with non-forfeitable dividend rights are considered participating securities. The Company’s dividends in excess of earnings related to participating securities are shown as a reduction in net income (loss) available to common shareholders in the Company’s computation of EPS.
     A summary of the Company’s non-vested share awards as of June 30, 2010 is as follows:

		Weighted Average Grant
	Non-vested Shares	Date Fair Value
Non-vested at March 31, 2010	846,543	$11.49
Granted	20,274	13.91
Vested	(112,709)	11.33

Non-vested at June 30, 2010	754,108	$11.61

     A summary of non-vested share awards and activity for the period ended March 31, 2010 is discussed in the Company’s first quarter 2010 Form 10-Q.
     As of June 30, 2010, the Company had $4.6 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.2 years.
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
(3) Rental Property
     Rental property represents property, net of accumulated depreciation, and developable land that are wholly owned by the Company. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Land	$247,167	$237,385
Buildings and improvements	825,178	795,901
Construction in process	23,700	9,832
Tenant improvements	78,323	75,940
Furniture, fixtures and equipment	9,894	9,898

	1,184,262	1,128,956
Less: accumulated depreciation	(155,212)	(141,481)

	$1,029,050	$987,475

     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. During the first quarter of 2010, the Company recorded a loss of $0.6 million related to the impairment of a property located in the Company’s Maryland reporting segment, which was sold in April 2010. The Company did not record any additional impairments of real estate assets during the six months ended June 30, 2010 or June 30, 2009. See footnote 2(g), Rental Property for more information of the Company’s policies regarding impairment of real estate assets.

(a) Development and Redevelopment Activity
     The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2010, the Company had 105 thousand square feet under development, which consisted of 57 thousand square feet in its Northern Virginia reporting segment and 48 thousand square feet in its Southern Virginia reporting segment. At June 30, 2010, the Company had 259 thousand square feet under redevelopment, consisting of 188 thousand square feet in its Northern Virginia reporting segment, which includes 14 thousand square feet in Washington, D.C., and 71 thousand square feet in its Southern Virginia reporting segment. The Company anticipates the majority of the development and redevelopment efforts on these projects will continue throughout 2010 and into 2011.
     At June 30, 2010, the Company owned developable land that can accommodate approximately 1.4 million square feet of additional building space, which includes 0.1 million square feet in its Maryland reporting segment, 0.6 million square feet in its Northern Virginia reporting segment and 0.7 million square feet in its Southern Virginia reporting segment.
(b) Acquisitions
     During the three months ended June 30, 2010, the Company acquired the following properties, which are included in its condensed consolidated financial statements from the date of acquisition (dollars in thousands):

					Leased and		Aggregate
					Occupied at		Purchase
	Location	Acquisition Date	Property Type	Square Feet	June 30, 2010		Price
Three Flint Hill	Oakton, VA	4/28/2010	Office	173,762	0	%(1)	$13,653
500 First Street, NW	Washington, DC	6/30/2010	Office	129,035	100	%(2)	67,838

				302,797			$81,491

(1)	The property was vacant at acquisition. The Company began re-development efforts and plans to fully renovate the building.

(2)	At acquisition, the property was in the final stage of a full-building renovation, with the renovation of the remaining 14,000 square feet expected to be completed in the fourth quarter of 2010. The Company financed a portion of the acquisition with a new $39.0 million mortgage loan.
     During the second quarter of 2010, the Company incurred due diligence and closing costs of $1.6 million associated with the acquisitions of Three Flint Hill and 500 First Street, NW.
     The acquisition date fair values of Three Flint Hill and 500 First Street, NW approximate the cash paid to acquire the properties and the valuation of the tangible and intangible assets and liabilities associated with the acquisitions. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The value of above and below-market in-place leases is based on the present value of the difference between the contractual rent and the market rents over the remaining non-cancelable lease term (using a discount rate that reflects the risks associated with the leases acquired). The customer relationships intangible represents the value the Company recognizes based on the credit quality and contractual relationship with certain tenants. The acquisition date fair values of land, building and improvements, the in-place leases, acquired leasing commissions and below-market leases represent Level 2 measurements in accordance with the fair value hierarchy, and the customer relationships intangible is considered a Level 3 measurement.
     The preliminary fair values of the acquired assets and liabilities during the three months ended June 30, 2010 are as follows (amounts in thousands):

Land	$22,311
Acquired tenant improvements	1,570
Building and improvements	49,461
In-place leases	6,030
Acquired leasing commissions	1,584
Customer relationships intangible	651

Total assets acquired	81,607
Below-market leases assumed	(116)

Net assets acquired	$81,491

(4) Investment in Affiliates
     On December 12, 2008, the Company entered into separate joint venture arrangements to own a 25% interest in each of RiversPark I and II, with a third party owning the remaining 75% interests. As a condition of the joint venture arrangements, the Company provided guarantees to the joint venture for four separate lease agreements entered into by the former owner for certain vacancy at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II.
     On March 17, 2009, the Company deconsolidated RiversPark II, as the specified tenant renewed its lease, which effectively terminated the Company’s lease guarantee related to RiversPark II. As of January 1, 2010, three of the four lease agreement guarantees had been terminated at RiversPark I as a result of entering into third-party leases. In accordance with the adoption of new accounting standards, the Company determined that deconsolidating the joint venture that owns RiversPark I, on January 1, 2010, was appropriate based on its lack of control over major decisions through its ownership interest in the joint venture and, with the exception of the minimal remaining lease guarantee, it does not have any exposure to risks in excess of its stated ownership percentage.
     The Company’s net investment in RiversPark I and II is recorded as “Investment in Affiliates” on the Company’s consolidated balance sheets and its percentage of earnings in the joint venture are recorded in “Equity in Losses of Affiliates” on the Company’s consolidated statements of operations. There was no significant gain or loss recognized upon the deconsolidation of RiversPark I or RiversPark II.
     Of the $28.0 million of mortgage debt encumbering RiversPark I and II at June 30, 2010, the Company remains liable, in the event of default by the joint venture, for $7.0 million, or 25% of the total, which reflects its ownership percentage.
     The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Assets:
Rental property, net	$38,589	$25,037
Cash and cash equivalents	1,392	357
Other assets	3,071	1,879

Total assets	43,052	27,273

Liabilities:
Mortgage loans	28,000	18,144
Other liabilities	2,047	1,443

Total liabilities	30,047	19,587

Net assets	$13,005	$7,686

     The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in Losses of Affiliates” (amounts in thousands):

				The period from
			Six Months	March 17, 2009
	Three Months Ended June 30,		Ended	through June 30,
	2010	2009	June 30, 2010	2009
Total revenues	$1,183	$615	$2,301	$723
Total operating expenses	(299)	(112)	(650)	(141)

Net operating income	884	503	1,651	582
Depreciation and amortization	(500)	(391)	(954)	(449)
Interest expense, net	(465)	(301)	(932)	(350)

Net loss	$(81)	$(189)	$(235)	$(217)

(5) Discontinued Operations
     On April 23, 2010, the Company sold Deer Park for net proceeds of $7.5 million. The property was acquired as part of a portfolio acquisition in 2004 and was located in a non-core submarket of Baltimore, Maryland, in the Company’s Maryland reporting segment. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge based on the contractual sale price and, therefore, did not recognize a gain or loss on the sale, in its second quarter results.
     On June 16, 2010, the Company sold 7561 Lindbergh Drive, which was located in the Company’s Maryland reporting segment, for net proceeds of $3.9 million. The Company reported a gain on the sale of $0.6 million in its second quarter results. The building was sold to a tenant that occupied the entire building.
     The Company has had, and will have, no continuing involvement with either property subsequent to their disposal. As of June 30, 2010, the operating results and all costs related to the disposition of Deer Park and 7561 Lindbergh Drive are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company did not dispose of any other properties during the six months ended June 30, 2010 and 2009.
     The following table summarizes the components of net (loss) income from discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$81	$423	$274	$888
Net (loss) income	(82)	79	(728)	201
Gain on sale of real estate properties	557	—	557	—
(6) Debt
     The Company’s borrowings consisted of the following (amounts in thousands):

	June 30,	December 31,
	2010	2009
Mortgage loans, effective interest rates ranging from 5.19% to 7.28%, maturing at various dates through June 2021	$325,879	$301,463
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(1)	29,656	48,718
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing January 2014(2)(3)	40,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(3)(4)	20,000	20,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 3.00%, maturing January 2014(3)(5)	123,000	159,900

	$613,535	$645,081

(1)	During the second quarter of 2010, the Company retired $20.1 million of its Exchangeable Senior Notes. The face value of the Exchangeable Senior Notes was $30.4 million at June 30, 2010 compared with $50.5 million at December 31, 2009.

(2)	The loan is divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. Interest on the loan is LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.

(3)	The Company has entered into two separate swap agreements that fix LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt and fix LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt. Both swap agreements expire in August 2010.

(4)	During the second quarter of 2010, the Company gave notice of its intent to exercise its one year extension option on its $20 million secured term loan, which was scheduled to mature in August 2010.

(5)	The unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. During the second quarter of 2010, the Company expanded its unsecured revolving credit facility from $175 million to $225 million.

(a)	Mortgage Loans
     The following table provides a summary of the Company’s mortgage debt at June 30, 2010 and December 31, 2009 (dollars in thousands):

	Contractual	Effective		Maturity	June 30,	December 31,
Encumbered Property	Interest Rate	Interest Rate		Date	2010	2009
4212 Tech Court (1)	8.53%	8.53%		June 2010	$—	$1,665
Park Central II	8.32%	5.66%		November 2010	5,428	5,591
Enterprise Center (2)	8.03%	5.20%		December 2010	17,025	17,393
Indian Creek Court (2)	7.80%	5.90%		January 2011	12,200	12,413
403/405 Glenn Drive	7.60%	5.50%		July 2011	8,108	8,252
4612 Navistar Drive (2)	7.48%	5.20%		July 2011	12,436	12,672
RiversPark I (3)	LIBOR+2.50%	5.97%		September 2011	—	9,856
Campus at Metro Park (2)	7.11%	5.25%		February 2012	22,976	23,376
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,668	9,852
Crossways Commerce Center	6.70%	6.70%		October 2012	24,394	24,607
Newington Business Park Center	6.70%	6.70%		October 2012	15,388	15,522
Prosperity Business Center	6.25%	5.75%		January 2013	3,574	3,627
Aquia Commerce Center I	7.28%	7.28%		February 2013	420	486
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,358	8,493
Linden Business Center	6.01%	5.58%		October 2013	7,157	7,224
Owings Mills Business Center	5.85%	5.75%		March 2014	5,501	5,552
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,552	8,613
Cloverleaf Center	6.75%	6.75%		October 2014	17,343	17,490
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	99,625	99,625
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	700	756
Building C	7.88%	6.63%		December 2017	1,099	1,154
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,829	1,972
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,476	2,540
Gateway Centre Building I	7.35%	5.88%		November 2016	1,271	1,340
500 First Street, NW	5.72%	5.79%		August 2020	39,000	—
Airpark Business Center	7.45%	6.63%		June 2021	1,351	1,392

Total Mortgage Debt		5.67	%(4)		$325,879	$301,463

(1)	The loan was repaid on June 1, 2010 with available cash.

(2)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The effective interest rate was calculated based on the anticipated period the debt is expected to be outstanding.

(3)	On January 1, 2010, the Company deconsolidated RiversPark I and, therefore, the assets and liabilities, which include $9.9 million of mortgage debt, and the operating results of RiversPark I, are no longer included in the Company’s condensed consolidated financial statements. For more information see footnote 4, Investment in Affiliates.

(4)	Weighted average interest rate on total mortgage debt.
     On June 30, 2010, the Company acquired 500 First Street, NW, a nine-story, 129,000 square foot office building in Washington, D.C., for a contractual price of $67.8 million. The acquisition was financed with a new $39.0 million mortgage loan, a $26.3 million draw on the Company’s unsecured revolving credit facility and available cash. The mortgage loan has a fixed contractual interest rate of 5.72% and matures in August 2020.
(b) Exchangeable Senior Notes
     During the second quarter of 2010, the Company issued 880,648 common shares in exchange for retiring $13.03 million of its Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes. The retirement of Exchangeable Senior Notes in the second quarter resulted in a gain of $0.2 million, or approximately $0.01 per diluted share, net of deferred financing costs and discounts. At June 30, 2010, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares for a total of approximately 0.9 million shares.
(c) Unsecured Revolving Credit Facility
     During the second quarter of 2010, the Company increased the borrowing capacity under its unsecured revolving credit facility from $175 million to $225 million, with the addition of two new lenders. Also, the Company eliminated the 1% LIBOR floor associated with the facility’s applicable interest rate. At June 30, 2010, LIBOR was 0.35%.
     During the second quarter of 2010, the Company borrowed $46.0 million on its unsecured revolving credit facility. The borrowings were primarily used to fund the cash portions of the Three Flint Hill and 500 First Street, NW acquisitions and to retire $7.02 million of the Company’s Exchangeable Senior Notes balance. For the three and six months ended June 30, 2010, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility was $84.5 million and $117.9 million, respectively, with a weighted average interest rate of 3.6% and 3.8%, respectively, compared with $93.8 million and $85.3 million with a weighted average interest rate of 1.6% and 1.7% for the three and six months ended June 30, 2009, respectively. At June 30, 2010, outstanding borrowings under the unsecured revolving credit facility were $123.0 million with a weighted average interest rate of 3.4%. The Company is required to pay an annual commitment fee of 0.25% on the unused capacity under the unsecured revolving credit facility, which at June 30, 2010 was $101.9 million. As of June 30, 2010, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility.
Non-Financial Covenants in Mortgage Loan Documents
     Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of June 30, 2010, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $130 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its two Secured Term Loans and its Exchangeable Senior Notes.
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

     During 2008, the Company entered into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. The table below summarizes the Company’s interest rate swap agreements as of June 30, 2010 (dollars in thousands):

			Interest Rate
			Contractual	Fixed Effective
Transaction Date	Maturity Date	Amount	Component	Interest Rate
January 2008	August 2010	$50,000	LIBOR	2.71%
August 2008	August 2010	35,000	LIBOR	3.33%

		$85,000

     The Company’s interest rate swap agreements qualify as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and prepaid expenses and other assets and any unrealized losses within shareholders’ equity and other liabilities. The Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures in the shareholders’ equity section of its consolidated balance sheets under “Accumulated Other Comprehensive Loss.”
     Total comprehensive income (loss) is summarized as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$33	$1,652	$(2,174)	$6,790
Unrealized gain on derivative instruments	595	12	1,123	631

Total comprehensive income (loss)	628	1,664	(1,051)	7,421
Comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(12)	(45)	24	(203)

Comprehensive income (loss) attributable to common shareholders	$616	$1,619	$(1,027)	$7,218

     In July 2010, the Company entered into an interest rate swap agreement that will, beginning on January 18, 2011, fix LIBOR at 1.474% on $50 million of the Company’s variable rate debt. The swap agreement will mature on January 15, 2014.
(8) Fair Value Measurements
     The Company adopted accounting provisions that outline a valuation framework and create a fair value hierarchy, which distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The new disclosures increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and the Company provides the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.
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
     In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are measured on a non-recurring and recurring basis as of June 30, 2010 (amounts in thousands):

	Balance at
	June 30, 2010	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap agreements	$256	$—	$256	$—
Contingent consideration related to acquisition of property	1,398	—	—	1,398
     There were no assets or liabilities measured on a non-recurring basis at June 30, 2010.
     Interest Rate Derivatives
     The Company has two interest rate swap derivative instruments that fix LIBOR at 2.71% on $50.0 million of variable rate debt and at 3.33% on $35.0 million of variable rate debt. The derivatives are fair valued based on the prevailing market yield curve on the measurement date. Also, the Company evaluates counter-party risk in calculating the fair value of the interest rate swap derivative instruments. The Company’s interest rate swap derivatives are effective cash flow hedges and any change in fair value is recorded in the Company’s shareholders’ equity section under “Accumulated Other Comprehensive Income or Loss.”
     Contingent Consideration
     As part of the acquisition price of Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that projects stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates, and various assumptions regarding the property’s operating performance and profitability. During the first quarter of 2010, the Company fully leased the property, which resulted in an increase in its potential obligation and recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Contingent Consideration Related to Acquisition of Property” in its consolidated statements of operations. There was no significant change in the fair value of the contingent consideration during the quarter ended June 30, 2010.
     A summary of the Company’s contingent consideration obligation as of June 30, 2010 is as follows (amounts in thousands):

Balance at December 31, 2009	$688
Contingent consideration charge recognized in earnings	710

Balance at June 30, 2010	$1,398

     With the exception of the re-measurement of its contingent consideration obligation, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the six months ended June 30, 2010. Also, no transfers into and out of fair value measurements levels occurred during the six months ended June 30, 2010.
     The carrying amounts of cash, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The Company calculates fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date.

The carrying amount and estimated fair value of the Company’s debt instruments at June 30, 2010 and December 31, 2009 are as follows (amounts in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgage debt	$325,879	$328,611	$301,463	$289,679
Exchangeable senior notes(1)	29,656	29,917	48,718	48,164
Series A senior notes	37,500	38,318	37,500	37,118
Series B senior notes	37,500	38,097	37,500	36,146
Secured term loans	60,000	56,618	60,000	54,390
Unsecured revolving credit facility	123,000	121,349	159,900	143,953

Total	$613,535	$612,910	$645,081	$609,450

(1)       During the second quarter of 2010, the Company retired $20.1 million of its Exchangeable Senior Notes.
(9) Shareholders’ Equity
     On June 7, 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes.
     During the second quarter of 2010, the Company increased the amount of its common shares that could be issued through its controlled equity offering program by 5 million common shares. The Company did not issue any shares under this program in the second quarter of 2010, and as of June 30, 2010, the Company had 5.2 million shares available for issuance under the program.
     On May 14, 2010, the Company paid a dividend of $0.20 per common share to shareholders of record on May 7, 2010. On July 26, 2010, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per share. The dividend will be paid on August 13, 2010, to common shareholders of record as of August 6, 2010.
     As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2009	$377,759	$9,585
Net loss	(2,126)	(48)
Changes in ownership	99,630	1,257
Distributions	(13,526)	(293)
Other comprehensive income	1,099	24

Balance, June 30, 2010	$462,836	$10,525

(10) Segment Information
     The Company’s reportable segments consist of three distinct reporting and operational segments within the broader greater Washington D.C, region in which it operates: Maryland, Northern Virginia and Southern Virginia. The Company acquired its first property in Washington, D.C. on June 30, 2010. The Company currently includes the property in its Northern Virginia reporting segment as all operational and management decisions are currently handled by the Company’s Northern Virginia management team.
     The Company evaluates the performance of its segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains from sale of real estate assets, interest expense, general and administrative costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items other than straight-line and deferred market amortization reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

     The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended June 30, 2010
	Maryland	Northern Virginia(1)	Southern Virginia	Consolidated
Number of buildings	68	52	54	174
Square feet (unaudited)	3,415,221	3,318,889	5,263,813	11,997,923

Total revenues	$11,305	$10,250	$11,938	$33,494
Property operating expense	(2,317)	(2,030)	(2,711)	(7,058)
Real estate taxes and insurance	(1,089)	(1,116)	(1,035)	(3,240)

Total property operating income	$7,899	$7,104	$8,192	23,196

Depreciation and amortization expense				(10,488)
General and administrative				(3,675)
Other expenses, net				(7,830)
Acquisition costs				(1,645)
Income from discontinued operations				475

Net income				$33

Capital expenditures(3)	$598	$768	$1,848	$3,312

	Three Months Ended June 30, 2009
	Maryland(4)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	72	47	54	173
Square feet (unaudited)	3,608,755	2,818,676	5,258,232	11,685,663

Total revenues	$10,414	$9,731	$11,950	$32,095
Property operating expense	(2,734)	(2,122)	(2,991)	(7,847)
Real estate taxes and insurance	(1,025)	(1,111)	(1,032)	(3,168)

Total property operating income	$6,655	$6,498	$7,927	21,080

Depreciation and amortization expense				(9,909)
General and administrative				(2,917)
Acquisition costs				(5)
Other expenses, net				(6,676)
Income from discontinued operations				79

Net income				$1,652

Capital expenditures(3)	$1,827	$3,926	$3,080	$8,961

	Six Months Ended June 30, 2010
	Maryland	Northern Virginia(1)	Southern Virginia	Consolidated
Total revenues	$22,949	$21,340	$24,383	$68,672
Property operating expense	(5,973)	(5,262)	(5,993)	(17,228)
Real estate taxes and insurance	(2,229)	(2,289)	(2,094)	(6,612)

Total property operating income	$14,747	$13,789	$16,296	44,832

Depreciation and amortization expense				(20,463)
General and administrative				(7,384)
Acquisition costs				(1,664)
Contingent consideration related to acquisition of property				(710)
Other expenses, net				(16,614)
Loss from discontinued operations				(171)

Net loss				$(2,174)

Total assets(2)	$377,224	$396,943	$325,936	$1,125,626

Capital expenditures(3)	$923	$1,695	$3,396	$6,165

	Six Months Ended June 30, 2009
	Maryland(4)	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$21,709	$19,626	$23,923	$65,258
Property operating expense	(5,710)	(4,540)	(5,725)	(15,975)
Real estate taxes and insurance	(2,077)	(2,233)	(2,116)	(6,426)

Total property operating income	$13,922	$12,853	$16,082	42,857

Depreciation and amortization expense				(19,855)
General and administrative				(5,874)
Acquisition costs				(5)
Other expenses, net				(10,534)
Income from discontinued operations				201

Net income				$6,790

Total assets(2)	$394,561	$293,106	$316,685	$1,039,458

Capital expenditures(3)	$3,677	$5,532	$5,587	$14,960

(1)	Includes 500 First Street, NW, a nine-story office building located in Washington, DC that was acquired on June 30, 2010.

(2)	Corporate assets not allocated to any of our reportable segments totaled $25,523 and $35,106 at June 30, 2010 and 2009, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of the Company’s reportable segments totaled $98 and $128 for the three months ended June 30, 2010 and 2009 respectively, and $151 and $164 for the six months ended June 30, 2010 and 2009, respectively.

(4)	Includes the results of a three-building, 160,470 square foot property that is owned through a joint venture that was consolidated prior to January 1, 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust.
     First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and industrial properties in the greater Washington, D.C. region. The Company separates its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.
     The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). At June 30, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation and other unrelated parties.
     At June 30, 2010, the Company owned approximately 12 million square feet and its consolidated properties were 84.0% occupied by 555 tenants. As of June 30, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
     The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.
     The Company’s long-term growth will principally be driven by its ability to:
•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties at favorable prices or contribute properties to joint ventures; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.
Executive Summary
     The Company had net income attributable to common shareholders of $32 thousand during the second quarter of 2010 compared with net income attributable to common shareholders of $1.6 million, or $0.06 per diluted share, during the second quarter of 2009. The Company’s funds from operations (“FFO”) for the second quarter of 2010 was $10.2 million, or $0.27 per diluted share, compared with FFO of $11.6 million, or $0.42 per diluted share, during the second quarter of 2009. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net income (loss) available to common shareholders, see “Funds From Operations.”
     For the six months ended June 30, 2010, the Company incurred a net loss attributable to common shareholders of $2.1 million, or $0.07 per diluted share, compared with net income of $6.6 million, or $0.24 per diluted share, during the six months ended June 30, 2009. The Company’s FFO for the six months ended June 30, 2010 was $18.2 million, or $0.53 per diluted share, compared with FFO of $26.4 million, or $0.95 per diluted share, during the six months ended June 30, 2009.
     The decline in FFO and net income attributable to common shareholders for the three and six months ended June 30, 2010 is primarily due to the Company reporting a $1.4 million and $5.7 million gain on early retirement of debt during the three and six months ended June 30, 2009, respectively, compared with $0.2 million for each of the three and six months ended June 30, 2010. Further, the Company’s FFO and net income attributable to common shareholders declined due to substantial snow and ice removal costs incurred in the first quarter of 2010 and acquisition costs totaling $1.6 million in the second quarter of 2010. These increased costs were partially offset by a reduction in reserves for bad expense for the six months ended June 30, 2010 compared with the same period in 2009.
Significant Second Quarter Transactions
•	Executed 394,000 square feet of leases;

•	Expanded its unsecured revolving credit facility from $175 million to $225 million;

•	Retired $20.1 million of Exchangeable Senior Notes at a discount, resulting in a gain of $0.2 million;

•	Acquired 500 First Street, NW, a 129,000 square foot office building in Washington, D.C. for a contractual price of $67.8 million;

•	Acquired Three Flint Hill, a 174,000 square foot office building in Fairfax County, Virginia for a contractual price of $13.7 million; and

•	Sold two properties in the Company’s Maryland reporting segment for net proceeds of $11.4 million, resulting in a gain of $0.6 million.
Development and Redevelopment Activity
     As of June 30, 2010, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company constructs office properties, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
     As of June 30, 2010, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•	Greenbrier Technology Center III — a 48,000 square foot, three-story office building has been designed, all permits have been processed and construction is set to commence upon completion of land use documents. Costs to date include civil, architectural, mechanical, electrical and plumbing design, as well as permit fees; and

•	Sterling Park Business Center — a 57,000 square foot office building, of which a portion has been pre-leased, has been designed, all permits have been processed and construction commenced in late June 2010. Costs to date include civil site preparation work, architectural, mechanical, electrical and plumbing design as well as permit fees.
Redevelopment
•	Enterprise Parkway — a 71,000 square foot multi-tenanted office building. Costs incurred to date include building, lobby and common corridor renovations; design documents and permit fees as well as schematic architectural and engineering design for future tenant layouts; and

•	Three Flint Hill — a 174,000 square foot eight-story office building. Costs incurred to date include architectural and engineering design.
     The Company anticipates development and redevelopment efforts on these projects will continue throughout 2010 and into 2011. The Company will commence redevelopment efforts on unfinished vacant space through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the space. At June 30, 2010, the Company owned developable land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in Maryland, 0.6 million square feet in Northern Virginia and 0.7 million square feet in Southern Virginia.

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
Revenue Recognition
     The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the life of its leases. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
     Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space
     The Company must make estimates of the collectability of its accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income as a higher required allowance for doubtful accounts receivable will result in lower net income. The uncollectible portion of the amounts due from tenants, including straight-line rents, is charged to property operating expense in the period in which the determination is made.
Investments in Real Estate and Real Estate Entities
     Investments in real estate are initially recorded at fair value and carried at initial cost, less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at fair value when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred.
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
     The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and cap rates. These cash flows consider factors such as expected future operating income, market trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecast undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.
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
Purchase Accounting
     Acquisitions of rental property from third parties are accounted for at fair value. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the acquired property is recorded as follows:
•	the fair value of leases in-place on the date of acquisition based on the leasing origination costs at the date of the acquisition, which approximates the fair value of the lease origination costs had the in-place leases been originated on the date of acquisition; the fair value of in-place leases represents absorption costs for the estimated lease-up period in which vacancy and foregone revenue are incurred;

•	the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to twelve years; and

•	the intangible fair value of tenant or customer relationships.
     The Company’s determination of these fair values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
Derivative Instruments

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company may enter into derivative agreements to mitigate exposure to unexpected changes in interest rates and may use interest rate protection or cap agreements to reduce the impact of interest rate changes. The Company does not use derivatives for trading or speculative purposes and intends to enter into derivative agreements only with counterparties that it believes have a strong credit rating to mitigate the risk of counterparty default or insolvency.
     The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded in “Accumulated Other Comprehensive Income or Loss,” an element of shareholders’ equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
Share-Based Compensation
     The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Sholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income from continuing operations.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2010 with the Three and Six Months Ended June 30, 2009
     During the second quarter of 2010, the Company acquired the following buildings at an aggregate purchase cost of $81.5 million: a building at Three Flint Hill and a building at 500 First Street, NW. During 2009, the Company acquired the following buildings at an aggregate purchase cost of $39.3 million: four buildings at Cloverleaf Center and three buildings at Ashburn Center. On January 1, 2010 and March 17, 2009, the Company deconsolidated RiversPark I and II, respectively, from its condensed consolidated financial statements; however, the operating results of the properties are included in the Company’s consolidated statements of operations through their date of deconsolidation. Collectively, the properties are referred to as the “Non-comparable Properties.”
     The term “Comparable Portfolio” will include all properties owned by the Company for the entirety of the periods being presented.
Total Revenues
     Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change
Rental	$27,413	$26,344	$54,740	$52,988	$1,069	4%	$1,752	3%
Tenant reimbursements & other	$6,081	$5,751	$13,932	$12,270	$330	6%	$1,662	14%

     Rental Revenue
     Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below-market leases. Rental revenue increased $1.1 million and $1.8 million for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009, which was primary due to the increased revenues resulting from Company’s new acquisitions. The Non-comparable Properties contributed $1.1 million and $1.6 million of additional rental revenue for the three and six months ended June 30, 2010, respectively. Rental revenue remained flat for the Comparable Portfolio for the three months ended June 30, 2010 compared with 2009 and increased $0.2 million for the six months ended June 30, 2010 as increases in rental rates were partially offset with an increase in vacancy. The weighted average occupancy for the Company’s Portfolio was 84.5% at June 30, 2010 compared with 86.6% at June 30, 2009.
     The increase in rental revenue for the three and six months ended June 30, 2010 compared with 2009 includes $0.4 million and $0.4 million, respectively, for the Company’s Maryland reporting segment, $0.6 million and $1.2 million, respectively, for the Northern Virginia reporting segment and $0.1 million and $0.2 million, respectively, for the Southern Virginia reporting segment.
     Tenant Reimbursements and Other Revenues
     Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants’ as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $0.3 million and $1.7 million during the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009. The increase in tenant reimbursements and other revenues for the three months ended June 30, 2010 is primarily due to the Non-comparable Properties, which contributed $0.2 million of additional tenant reimbursements and other revenues. Tenant reimbursements and other revenues for the Comparable Portfolio increased $0.1 million for the three months ended June 30, 2010 as an increase in termination fee income recognized during the quarter was offset by a reduction in recoverable property operating expenses.
     For the six months ended June 30, 2010, the Comparable Portfolio contributed $1.3 million of additional tenant reimbursements and other revenues due to an increase in recoverable property operating expenses, particularly snow and ice removal costs, during the first quarter of 2010 and an increase in termination fee income. The Non-comparable Properties contributed tenant reimbursements and other revenues of $0.4 million for the six months ended June 30, 2010. Tenant reimbursements and other revenues are expected to remain flat for next quarter as the Company anticipates property operating expenses will remain consistent with historical trends.
     The increases in tenant reimbursements and other revenues for the three months ended June 30, 2010 compared with 2009 include $0.5 million for the Company’s Maryland reporting segment, which was primarily due to an increase in termination fee income. The Company’s Northern Virginia and Southern Virginia reporting segments both experienced a decline of $0.1 million in tenant reimbursements and other revenues for the three months ended June 30, 2010 compared with 2009. For the six months ended June 30, 2010, tenant reimbursements and other revenues increased $0.9 million for the Company’s Maryland reporting segment, $0.5 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.
Total Expenses
     Property Operating Expenses
     Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Change	Change	Increase	Change
Property operating	$7,058	$7,847	$17,228	$15,975	$(789)	10%	$1,253	8%
Real estate taxes and insurance	$3,240	$3,168	$6,612	$6,426	$72	2%	$186	3%

     Property operating expenses decreased $0.8 million for the three months ended June 30, 2010 compared with 2009 and increased $1.3 million for the six months ended June 30, 2010 compared with 2009. Property operating expenses for the Comparable Portfolio decreased $1.1 million for the three months ended June 30, 2010 compared with 2009, primarily due to declines in reserves for bad debt expense and utility expense. Property operating expenses for the Comparable Portfolio increased $0.8 million for the six months ended June 30, 2010 compared with 2009, primarily due to an increase in snow and ice removal costs during the first quarter of 2010. The Non-comparable Properties contributed additional property operating expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively, compared with 2009. The Company expects property operating expenses for the remainder of the year to remain flat compared with property operating expenses incurred during the second half of 2009.
     The decrease in property operating expenses for the three months ended June 30, 2010 compared with 2009 includes $0.4 million for the Maryland reporting segment, $0.1 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment. The increase in property operating expenses for the six months ended June 30, 2010 compared with 2009 includes $0.3 million for the Maryland reporting segment, $0.7 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.
     Real estate taxes and insurance expense increased $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009, which was primarily due to the contribution from the Non-comparable Properties.
     The increase in real estate taxes and insurance for the three and six months ended June 30, 2010 compared with 2009 includes $0.1 million and $0.2 million, respectively, for the Company’s Maryland reporting segment. For the Northern Virginia segment, real estate taxes and insurance expense increased slightly for the three and six months ended June 30, 2010 compared with 2009. For the Southern Virginia reporting segment, real estate taxes and insurance expense increased slightly for the three months ended June 30, 2010 compared with 2009 and slightly decreased for the six months ended June 30, 2010.
     Other Operating Expenses
     General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change
	$3,675	$2,917	$7,384	$5,874	$758	26%	$1,510	26%
     General and administrative expenses increased $0.8 million and $1.5 million for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009. The increase in general and administrative expenses is primarily due to an increase in compensation accruals and non-cash, share-based compensation expense as a result of the restricted shares awarded in 2009 and February 2010, which are amortized over derived service periods that are comparably shorter than those associated with previous awards. In the second quarter of 2010, the Company accelerated $0.1 million of share-based compensation expense related to the vesting of certain 2009 performance based awards upon the Company’s achievement of a specified shareholder return.
     Acquisition costs are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change
	$1,645	$5	$1,664	$5	$1,640	—	$1,659	—
     Acquisition costs increased $1.6 million and $1.7 million for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009. During the second quarter of 2010, the Company incurred due diligence and closing costs of $1.6 million associated with the acquisitions of Three Flint Hill and 500 First Street, NW.

     Depreciation and amortization expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change
	$10,488	$9,909	$20,463	$19,855	$579	6%	$608	3%
     Depreciation and amortization expenses include depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $0.6 million for both the three and six months ended June 30, 2010 compared with 2009. The increase in depreciation was primarily due to $0.4 million and $0.5 million of additional depreciation expense contributed by Ashburn Center and Cloverleaf Center, which was partially offset by several intangible assets fully amortizing prior to June 30, 2010. The remaining increase in expense is attributed to the disposal of assets from tenants that vacated during the year.
     Contingent consideration related to acquisition of property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Change	Change	Increase	Change
	$—	$—	$710	$—	$—	—	$710	—
     The Company recorded additional contingent consideration of $0.7 million in the first quarter of 2010 associated with the acquisition of Ashburn Center on December 31, 2009. The contingent consideration relates to the fair value of an obligation entered into with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The increase in contingent consideration reflects the anticipated increase in the fair value of the obligation as a result of the property becoming 100% leased. The change in fair value of the contingent consideration was insignificant during the quarter ended June 30, 2010.
     Other Expenses (Income)
     Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Increase	Change
	$8,061	$8,113	$16,921	$16,439	$52	1%	$482	3%
     The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
     Interest expense decreased $0.1 million for the three months ended June 30, 2010 and increased $0.5 million for the six months ended June 30, 2010 compared with the same periods in 2009. In December 2009, the Company extended the maturity dates on approximately $185.0 million of debt, which included expanding the capacity of the Company’s unsecured revolving credit facility, which was further expanded in the second quarter of 2010, and used the additional capacity to repay $40.0 million of its secured term loans. The refinancing resulted in a higher effective interest rate on the Company’s unsecured revolving credit facility and additional amortization of deferred financing costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively. The refinancing resulted in additional interest expense from the unsecured revolving credit facility of $0.4 million and $1.6 million for the three and six months ended June 30, 2010, respectively. In March 2010, the Company repaid $82.9 million of its unsecured revolving credit facility with proceeds from the issuance of 6.3 million common shares, which resulted in a $0.7 million decline in interest expense from the unsecured revolving credit facility for the second quarter of 2010 compared with the first quarter of 2010. For the three and six months ended June 30, 2010, the Company’s average balance on its unsecured revolving credit facility was $84.5 million and $117.9 million, respectively, with a weighted average interest rate of 3.6% and 3.8%, respectively, compared with $93.8 million and $85.3 million with a weighted average interest rate of 1.6% and 1.7% for the three and six months ended June 30, 2009, respectively. The repayment of the Company’s term loans as described above resulted in a decline in interest expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively. The Company has two interest rate swap agreements that fix LIBOR on $85.0 million of its variable rate debt, which is comprised of its unsecured revolving credit facility and the two term loans. Due to lower interest rates in 2010, the Company incurred a slight increase in interest expense associated with the swap agreements for the three months ended June 30, 2010 and an additional $0.1 million in interest expense for the six months ended June 30, 2010 compared with 2009.
     During the second quarter of 2010, the Company issued 0.9 million common shares in exchange for retiring $13.03 million of its Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes. The Company repurchased $34.5 million of Exchangeable Senior Notes in 2009. The repurchase of Exchangeable Senior Notes resulted in a reduction of interest expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2010, respectively. During the second quarter of 2010, the Company retired $1.7 million of mortgage debt encumbering 4212 Tech Court. In 2009, the Company retired $14.2 million of mortgage debt encumbering Glen Dale Business Center, 4200 Tech Court and Park Central and, on January 1, 2010, the Company deconsolidated $9.9 million of variable rate mortgage debt encumbering RiversPark I and a related cash flow hedge agreement, which resulted in a decline of interest expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2010, respectively. The deconsolidated RiversPark I resulted in an increase in interest expense of $0.2 million for the six months ended June 30, 2010 as the Company recognized a reduction in interest expense related to its Financing Obligation in 2009. Also, the Company increased its construction activities in 2010 compared with 2009, which resulted in additional capitalized interest of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.
     At June 30, 2010, the Company had $613.5 million of debt outstanding with a weighted average interest rate of 5.4% compared with $624.4 million of debt outstanding with a weighted average interest rate of 4.9% at June 30, 2009.
     Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Decrease	Change
	$87	$117	$202	$253	$30	26%	$51	20%
     Interest and other income include amounts earned on the Company’s funds held in cash operating and escrow accounts. The decrease in interest and other income was due to lower average interest rates for the three and six months ended June 30, 2010 compared with the same periods in 2009, which was partially offset by an increase in average cash balances. The Company earned a weighted average interest rate of 0.78% and 1.65% for the three and six months ended June 30, 2010, respectively, compared with a weighted average interest rate of 3.47% and 3.48% during the three and six months ended June 30, 2009, respectively.
     Equity in losses of affiliates is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Increase	Change
	$20	$47	$59	$54	$27	57%	$5	9%
     On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II, which due to certain guarantees provided by the Company were consolidated within the Company’s operating results. On March 17, 2009, the Company deconsolidated RiversPark II and, on January 1, 2010, the Company deconsolidated RiversPark I. The decline in equity in losses of affiliates for the three months ended June 30, 2010 is a result of a reduction in losses from both RiversPark I and II. The increase in equity in losses from affiliates for the six months ended June 30, 2010 is due to the addition of RiversPark I’s operating results in 2010 and a full six months of RiversPark II’s operating results in 2010.

     Gains on early retirement of debt are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Decrease	Change
	$164	$1,367	$164	$5,706	$1,203	88%	$5,542	97%
     During the second quarter of 2010, the Company issued 0.9 million common shares in exchange for retiring $13.03 million of Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes, which resulted in a gain of $0.2 million, net of deferred financing costs and discounts.
     During the second quarter of 2009, the Company used available cash and a draw on its unsecured revolving credit facility to retire $9.0 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $1.4 million, net of deferred financing costs and discounts. During the first six months of 2009, the Company used available cash and draws on its unsecured revolving credit facility to retire $26.0 million of Exchangeable Senior Notes at a discount, which resulted in a gain of $5.7 million, net of deferred financing costs and discounts.
     Discontinued Operations
     Discontinued operations are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Decrease	Change
	$475	$79	$(171)	$201	$396	501%	$372	185%
     On April 23, 2010, the Company sold Deer Park which was located in the Company’s Maryland reporting segment for net proceeds of $7.5 million. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge based on the difference between the contractual sale price and the carrying value of the property and, therefore, did not recognize a gain or loss on the sale, in its second quarter results. On June 16, 2010, the Company sold 7561 Lindbergh Drive, which was located in the Company’s Maryland reporting segment, for net proceeds of $3.9 million and recognized a gain on the sale of $0.6 million in its second quarter results. The Company has had, and will have, no continuing involvement with either property subsequent to its disposal. Operating results of the properties and the gain on sale of real estate properties are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company had not committed to a disposition plan nor had it disposed of any additional real estate assets during the six months ended June 30, 2010.
     Net (income) loss attributable to noncontrolling interests in the Operating Partnership
     Net (income) loss attributable to noncontrolling interests in the Operating Partnership are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Decrease	Change
	$(1)	$(45)	$48	$(186)	$44	98%	$234	126%
     Net (income) loss attributable to noncontrolling interests in the Operating Partnership reflects the ownership interests of the Operating Partnership held by parties other than the Company. For the three months ended June 30, 2010, the Company had net income of $33 thousand compared with net income of $1.7 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, the Company had a net loss of $2.2 million compared with net income of $6.8 million for the six months ended June 30, 2009. The noncontrolling interests owned by limited partners decreased to 1.9% as of June 30, 2010 compared with 2.7% as of June 30, 2009. During the six months ended June 30, 2010, the Company issued 6.3 million common shares, for net proceeds of $87.0 million, and issued 0.9 million common shares in exchange for $13.03 million of

Exchangeable Senior Notes. In 2009, the Company issued 2.8 million shares of its common stock through its controlled equity offering program.
Same Property Net Operating Income
     Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. Same Property NOI is a non-GAAP measure. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period and thus impact trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI because these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance.
Comparison of the Three and Six Months Ended June 30, 2010 with the Three and Six Months Ended June 30, 2009
     The following table of selected operating data provides the basis for the Company’s discussion of Same Property NOI for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Number of buildings (1)	168	168	—	—	168	168	—	—

Same property revenue
Rental	$26,010	$26,004	$6	—	$52,091	$51,868	$223	0.4
Tenant reimbursements	5,196	5,661	(465)	(8.2)	12,276	11,729	547	4.7

Total same property revenue	31,206	31,665	(459)	(1.4)	64,367	63,597	770	1.2

Same property operating expenses
Property	6,304	7,406	(1,102)	(14.9)	15,762	14,944	818	5.5
Real estate taxes and insurance	3,083	3,129	(46)	(1.5)	6,280	6,319	(39)	(0.6)

Total same property operating expenses	9,387	10,535	(1,148)	(10.9)	22,042	21,263	779	3.7

Same property net operating income	$21,819	$21,130	$689	3.3	$42,325	$42,334	$(9)	—

Reconciliation to net income (loss)
Same property net operating income	$21,819	$21,130			$42,325	$42,334
Non-comparable net operating income (loss) (2) (3)	1,377	(50)			2,507	523
General and administrative expenses	(3,675)	(2,917)			(7,384)	(5,874)
Acquisition costs	(1,645)	(5)			(1,664)	(5)
Depreciation and amortization	(10,488)	(9,909)			(20,463)	(19,855)
Contingent consideration related to acquisition of property	—	—			(710)	—
Other expenses, net	(7,830)	(6,676)			(16,614)	(10,534)
Discontinued operations (4)	475	79			(171)	201

Net income (loss)	$33	$1,652			$(2,174)	$6,790

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2010	2009	2010	2009
Same Properties	84.0%	86.7%	84.7%	86.8%
Total	84.1%	86.5%	84.5%	86.6%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Rivers Park I and II, Cloverleaf Center, Ashburn Center, Three Flint Hill and 500 First Street, NW.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)	Discontinued operations represent the results of operations and subsequent dispositions of Deer Park and 7561 Lindbergh Drive, which were sold in the second quarter of 2010.
     Same Property NOI increased $0.7 million, or 3.3%, for the three months ended June 30, 2010 and were relatively unchanged for the six months ended June 30, 2010 compared with the same periods in 2009. Total same property revenue decreased $0.5 million for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 due to a reduction in tenant reimbursement revenue as a result of a decline in recoverable operating expenses. Rental revenue for the three months ended June 30, 2010 remained flat as increases in rental rates were offset by an increase in vacancy. Total same property revenue for the six months ended June 30, 2010 increased $0.8 million compared with 2009, primarily due to an increase in tenant reimbursement revenue due to higher recoverable operating expenses primarily associated with significantly higher snow and ice removal costs in the first quarter of 2010 and an increase in rental rates. Same property operating expenses decreased $1.1 million for the three months ended June 30, 2010 due to a reduction in reserves for bad debt expense and lower utility costs in the Company’s Northern and Southern Virginia reporting segments. Same property operating expense increased $0.8 million for the six months ended June 30, 2010, which was primarily due to an increased in snow and ice removal costs recorded in the first quarter of 2010.
Maryland

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Number of buildings (1)	64	64	—	—	64	64	—	—

Same property revenue
Rental	$8,167	$8,348	$(181)	(2.2)	$16,364	$16,714	$(350)	(2.1)
Tenant reimbursements	1,490	1,598	(108)	(6.8)	3,711	3,494	217	6.2

Total same property revenue	9,657	9,946	(289)	(2.9)	20,075	20,208	(133)	(0.7)

Same property operating expenses
Property	1,984	2,513	(529)	(21.1)	5,235	5,096	139	2.7
Real estate taxes and insurance	999	994	5	0.5	2,047	1,978	69	3.5

Total same property operating expenses	2,983	3,507	(524)	(14.9)	7,282	7,074	208	2.9

Same property net operating income	$6,674	$6,439	$235	3.6	$12,793	$13,134	$(341)	(2.6)

Reconciliation to total property operating income:
Same property net operating income	$6,674	$6,439			$12,793	$13,134
Non-comparable net operating income(2) (3)	1,225	216			1,954	788

Total property operating income	$7,899	$6,655			$14,747	$13,922

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2010	2009	2010	2009
Same Properties	82.3%	84.4%	82.0%	85.0%
Total	83.1%	84.0%	82.8%	85.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Cloverleaf Center and Rivers Park I and II.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Maryland properties increased $0.2 million for the three months ended June 30, 2010 and decreased $0.3 million for the six months ended June 30, 2010 compared with the same periods in 2009. Total same property revenue decreased by $0.3 million and $0.1 million for the three and six months ended June 30, 2010, respectively, as a result of a decrease in occupancy. Total same property operating expenses for the Maryland properties decreased $0.5 million for the three months ended June 30, 2010 due to a reduction in reserves for bad debt expense concentrated primarily in properties located in the Company’s Baltimore submarket. Total same property operating expenses increased $0.2 million for the six months ended June 30, 2010 due to an increase in snow and ice removal costs incurred in the first quarter of 2010, which was partially offset by lower bad debt expense.
Northern Virginia

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Number of buildings (1)	48	48	—	—	48	48	—	—

Same property revenue
Rental	$8,056	$7,930	$126	1.6	$16,219	$15,848	$371	2.3
Tenant reimbursements	1,610	1,800	(190)	(10.6)	4,063	3,779	284	7.5

Total same property revenue	9,666	9,730	(64)	(0.7)	20,282	19,627	655	3.3

Same property operating expenses
Property	1,785	2,055	(270)	(13.1)	4,839	4,402	437	9.9
Real estate taxes and insurance	1,053	1,110	(57)	(5.1)	2,146	2,234	(88)	(3.9)

Total same property operating expenses	2,838	3,165	(327)	(10.3)	6,985	6,636	349	5.3

Same property net operating income	$6,828	$6,565	$263	4.0	$13,297	$12,991	$306	2.4

Reconciliation to total property operating income
Same property net operating income	$6,828	$6,565			$13,297	$12,991
Non-comparable net operating income (loss)(2) (3)	276	(67)			492	(138)

Total property operating income	$7,104	$6,498			$13,789	$12,853

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2010	2009	2010	2009
Same Properties	85.4%	88.9%	85.8%	89.4%
Total	84.8%	88.9%	84.5%	89.4%

(1)	Represents properties owned for the entirety of the periods presented.

     Same Property NOI for the Northern Virginia properties increased $0.3 million for both the three and six months ended June 30, 2010 compared with the same periods in 2009. Total same property revenue decreased $0.1 million for the three months ended June 30, 2010 due to a reduction in recoverable property operating expenses and construction management fees. Total same property revenue increased $0.7 million for the six months ended June 30, 2010 due to an increase in rental rates and recoverable operating expenses. Total same property operating expenses decreased $0.3 million for the three months ended June 30, 2010, primarily due to a decline in utility expense. Total same property operating expense increased $0.3 million for the six months ended June 30, 2010 due to an increase in snow and ice removal costs incurred in the first quarter of 2010.
Southern Virginia

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Number of buildings (1)	54	54	—	—	54	54	—	—

Same property revenue
Rental	$9,787	$9,726	$61	0.6	$19,508	$19,306	$202	1.0
Tenant reimbursements	2,096	2,263	(167)	(7.4)	4,502	4,456	46	1.0

Total same property revenue	11,883	11,989	(106)	(0.9)	24,010	23,762	248	1.0

Same property operating expenses
Property	2,535	2,838	(303)	(10.7)	5,688	5,446	242	4.4
Real estate taxes and insurance	1,031	1,025	6	0.6	2,087	2,107	(20)	(0.9)

Total same property operating expenses	3,566	3,863	(297)	(7.7)	7,775	7,553	222	2.9

Same property net operating income	$8,317	$8,126	$191	2.4	$16,235	$16,209	$26	0.2

Reconciliation to total property operating income
Same property net operating income	$8,317	$8,126			$16,235	$16,209
Non-comparable net operating (loss) income (2)	(125)	(199)			61	(127)

Total property operating income	$8,192	$7,927			$16,296	$16,082

	Weighted Average		Weighted Average
	Occupancy at June 30,		Occupancy at June 30,
	2010	2009	2010	2009
Same Properties	84.4%	86.9%	85.8%	86.2%
Total	84.4%	86.9%	85.8%	86.2%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
     Same Property NOI for the Southern Virginia properties increased $0.2 million for the three months ended June 30, 2010 and slightly increased for the six months ended June 30, 2010. Total same property rental revenue decreased $0.1 million for the three months ended June 30, 2010 as a result of lower recoverable operating expenses. For the six months ended, total same property revenue increased $0.2 million due to an increase in rental rates. Total same property expenses decreased $0.3 million, due to lower utility rates, and increased $0.2 million, primarily due to an increase in snow and ice removal costs in the first quarter, for the three and six months ended June 30, 2010, respectively.

Liquidity and Capital Resources
Overview
     The Company seeks to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under its unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position itself to take advantage of potential growth opportunities. The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company’s short-term obligations consist primarily of the lease for its corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to common shareholders.
     Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected due to the ongoing economic downturn and the volatile financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 13.7% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
     The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans, unsecured senior notes, proceeds from disposal of strategically identified assets and the issuance of equity and debt securities. In March 2010, the Company issued 6.3 million common shares pursuant to a public offering, generating net proceeds totaling $87.0 million, after issuance costs. The Company used $82.9 million of the proceeds from this offering to pay down a portion of its unsecured revolving credit facility. On June 7, 2010, the Company issued 0.9 million common shares in exchange for $13.03 million of Exchangeable Senior Notes. On June 11, 2010, the Company retired $7.02 million of Exchangeable Senior Notes with the proceeds from a draw on its unsecured revolving credit facility. Also, in the second quarter of 2010, the Company expanded its unsecured revolving credit facility from $175 million to $225 million with the addition of two new lenders. During the second quarter of 2010, the Company increased the amount of common shares that could be issued through its controlled equity offering program by 5 million common shares. As of June 30, 2010, the Company had 5.2 million shares available for issuance through its controlled equity offering program.
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
Financial Covenants
     The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to, among other things, the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of June 30, 2010, the Company was in compliance with all the financial covenants related to its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at June 30, 2010 (dollars in thousands):

Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured Revolving
	Credit Facility and
	2007 Secured Term		2008 Secured Term
	Loan	Covenant	Loan	Covenant
Unencumbered Pool Leverage(1)	47.3%	≤ 65%	—	—
Unencumbered Pool Debt Service Coverage Ratio(1)	2.9x	≥ 1.75x	—	—
Maximum Consolidated Total Indebtedness	51.3%	≤ 65%	48.6%	≤ 60%
Minimum Tangible Net Worth	$613,312	≥ $459,596	$684,090	≥ $459,596
Fixed Charge Coverage Ratio	1.92x	≥ 1.50x	1.92x	≥ 1.50x
Maximum Dividend Payout Ratio(1)	71.2%	≤ 95%	71.2%	≤ 95%

(1)        Covenant does not apply to the Company’s 2007 secured term loan.
Senior Notes

	Senior Notes	Covenant
Unencumbered Pool Leverage	45.9%	≤ 65%
Maximum Consolidated Total Indebtedness	49.9%	≤ 65%
Minimum Tangible Net Worth	$647,629	≥ $459,596
Fixed Charge Coverage Ratio	1.92x	≥ 1.50x
Maximum Dividend Payout Ratio	71.2%	≤ 95%
Maximum Secured Debt	30.4%	≤ 40%
Non-Financial Covenants in Mortgage Loan Documents
     Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of June 30, 2010, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $130 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the NYSE. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its Unsecured Revolving Credit Facility, its two Secured Term Loans and its Exchangeable Senior Notes.
Cash Flows
     Consolidated cash flow information is summarized as follows:

	Six Months Ended
	June 30,
(amounts in thousands)	2010	2009	Change
Cash provided by operating activities	$17,948	$20,513	$(2,565)
Cash used in investing activities	(79,198)	(14,960)	(64,238)
Cash provided by (used in) financing activities	63,411	(16,026)	79,437

     Net cash provided by operating activities decreased $2.6 million for the six months ended June 30, 2010 compared with the same period in 2009. The decrease was the result of a net loss incurred for the six months ended June 30, 2010 compared with net income for the same period in 2009, which was primarily due to $0.7 million of additional of snow and ice removal costs, net of recoveries, incurred in the first quarter of 2010 and $1.6 million of acquisition costs incurred in the second quarter of 2010 in connection with the Three Flint Hill and 500 First Street, NW acquisitions. The decrease in cash provided by operating activities was also due to a change in the timing of payments related to accounts payable and accrued expenses and a reduction of rents received in advance during the six months ended June 30, 2010. The decline in cash provided by operating activities during 2010 was partially offset by a lower increase in accounts and other receivables and a reduction in prepaid real estate taxes as a result of the timing of cash payments.
     Net cash used in investing activities increased $64.2 million for the six months ended June 30, 2010 compared with the same period in 2009. The increase in cash used for investing activities is primarily attributed to the acquisition of two office buildings for $81.5 million during the second quarter of 2010. Also, the Company used cash of $2.1 million for deposits related to potential future acquisitions during the second quarter of 2010. The Company did not acquire any properties during the six months ended June 30, 2009. On January 1, 2010, the Company deconsolidated a joint venture that owns RiversPark I. As a result, $0.9 million of cash held by RiversPark I was removed from the Company’s condensed consolidated financial statements. During the second quarter of 2010, the Company sold its Deer Park and 7561 Lindbergh Drive properties for net proceeds of $11.4 million. The Company did not dispose of any properties during the six months ended June 30, 2009. The increase in cash used in investing activities was also offset by an $8.8 million reduction in additions to rental properties during the six months ended June 30, 2010 compared with the same period in 2009.
     Net cash provided by financing activities was $63.4 million for the six months ended June 30, 2010 compared with cash used in financing activities of $16.0 million for the six months ended June 30, 2009. During the second quarter of 2010, the Company issued $85.0 million of debt, which consisted of borrowings from the Company’s unsecured revolving credit facility totaling $46.0 million and a mortgage loan encumbering 500 First Street, NW totaling $39.0 million. The increase in cash provided by (used in) financing activities was also attributed to the issuance of 6.3 million common shares for net proceeds of $87.0 million. The majority of the proceeds were used to repay $82.9 million of the Company’s outstanding revolving credit facility during the first quarter of 2010. During the six months ended June 30, 2010, the Company retired $20.1 million of Exchangeable Senior Notes resulting in a gain of $0.2 million after deferred financing costs and discounts. The Company issued 0.9 million common shares in exchange for $13.03 million of Exchangeable Senior Notes and retired $7.02 million of Exchangeable Senior Notes with the proceeds from a draw on its unsecured revolving credit facility. The Company incurred deferred financing costs of $1.2 million during the six months ended June 30, 2010 related to a new mortgage loan associated with the 500 First Street, NW acquisition and the expansion of its unsecured revolving credit facility, including the removal of a 1% LIBOR floor. The Company also repaid a $1.7 million mortgage loan that encumbered 4212 Tech Court during the six months ended June 30, 2010. During the second quarter of 2009, the Company lowered its quarterly dividend, which resulted in a reduction of dividends paid to shareholders and distributions paid to unitholders of $1.4 million for the six months ended June 30, 2010 compared with 2009.
Contractual Obligations
     On December 12, 2008, the Company entered a joint venture arrangement with a third party to own RiversPark I. The Company guaranteed to the joint ventures the rental payments associated with four leases with the former owner of RiversPark I. Two of the guarantees were terminated in 2008, and another guarantee was terminated in the fourth quarter of 2009. The final guarantee will expire in September 2011 or earlier if the space is re-leased. As of June 30, 2010, the maximum potential amount of future payments the Company could be required to make related to the remaining guarantee at RiversPark I is $0.2 million. Also, the Company is liable for its share of RiversPark I and II’s $28.0 million mortgage debt, which is $7.0 million, or 25%.
     In connection with the Company’s acquisition of Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflects an increase in the anticipated fee to the seller. There was no significant change in the fair value of the contingent consideration for the three months ended June 30, 2010. As of June 30, 2010, the Company’s total contingent consideration obligation to the former owner of Ashburn Center was approximately $1.4 million.
     As of June 30, 2010, the Company had development and redevelopment contractual obligations of $3.1 million outstanding, primarily related to construction activities at Sterling Park Business Center and capital improvement obligations of $2.9 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of June 30, 2010. Also, as of June 30, 2010, the Company had $2.8 million of tenant improvement obligations, which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of June 30, 2010.
Distributions
     The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At June 30, 2010, the Company was the sole general partner of and owned 98.1% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Trustees.
Dividends
     On July 26, 2010, the Company declared a dividend of $0.20 per common share representing an annualized dividend of $0.80 per share. The dividend will be paid on August 13, 2010, to common shareholders of record as of August 6, 2010.
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
     As defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. The Company’s methodology for computing FFO adds back noncontrolling interests in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.
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

     The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$32	$1,607	$(2,126)	$6,604
Add: Depreciation and amortization:
Real estate assets	10,488	9,909	20,463	19,855
Discontinued operations	69	96	231	196
Unconsolidated joint ventures	125	96	238	111
Consolidated joint ventures	—	(129)	—	(503)
Gain on sale of real estate properties	(557)	—	(557)	—
Net income (loss) attributable to noncontrolling interests in the Operating Partnership	1	45	(48)	186

FFO available to common shareholders and unitholders	$10,158	$11,624	$18,201	$26,449

Weighted average common shares and Operating Partnership units outstanding – diluted	37,430	28,002	34,473	27,904
Off-Balance Sheet Arrangements
     On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all their related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. The Company remains liable for $7.0 million of mortgage debt, which represents its proportionate share. For more information, see footnote 4 — Investment in Affiliates.
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

     At June 30, 2010, the Company’s exposure to variable interest rates consisted of $123.0 million of borrowings on its unsecured revolving credit facility and $60.0 million on two secured term loans. A change in interest rates of 1% would result in an increase or decrease of $1.8 million in interest expense on an annualized basis. As of June 30, 2010, the Company had $85.0 million of its variable rate debt hedged through two fixed-rate interest rate swap agreements, which expire in August 2010. In July 2010, the Company entered into an interest rate swap agreement that will, beginning on January 18, 2011, fix LIBOR at 1.474% on $50 million of the Company’s variable rate debt. The swap agreement will mature on January 15, 2014.
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
     There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of June 30, 2010, the Company was not subject to any material legal proceedings.
Item 1A. Risk Factors
As of June 30, 2010, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

No.	Description
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated May 14, 2010, between First Potomac Realty Investment Limited Partnership, KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank N.A., and Chevy Chase Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2010).

10.2	Amendment No. 1 to the Registrant’s 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2010).

10.3	Form of 2010 Restricted Common Share Award Agreement for Trustees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2010).

10.4	Commitment Increase Agreement, dated June 1, 2010, among First Potomac Realty Investment Limited Partnership and certain of its subsidiaries, KeyBank N.A. (as administrative agent) and USBank National Association and TD Bank, N.A., each as additional lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 7, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: August 6, 2010	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: August 6, 2010	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.3	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 23, 2006).

4.4	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.5	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.6	Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).

4.7	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.8	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1	Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated May 14, 2010, between First Potomac Realty Investment Limited Partnership, KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank N.A., and Chevy Chase Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2010).

10.2	Amendment No. 1 to the Registrant’s 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2010).

10.3	Form of 2010 Restricted Common Share Award Agreement for Trustees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2010).

10.4	Commitment Increase Agreement, dated June 1, 2010, among First Potomac Realty Investment Limited Partnership and certain of its subsidiaries, KeyBank N.A. (as administrative agent) and USBank National Association and TD Bank, N.A., each as additional lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 7, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)