Form 10-Q
period 2010-09-30
FIRST POTOMAC REALTY TRUST
filed 2010-11-08
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

☐ Large Accelerated Filer	☑ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of November 5, 2010, there were 38,434,417 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Rental property, net	$1,024,056	$987,475
Cash and cash equivalents	9,110	9,320
Escrows and reserves	9,094	9,978
Accounts and other receivables, net of allowance for doubtful accounts of $2,890 and $2,346, respectively	7,101	7,049
Accrued straight-line rents, net of allowance for doubtful accounts of $734 and $1,185, respectively	12,395	10,915
Investment in affiliates	2,827	1,819
Deferred costs, net	22,374	21,208
Prepaid expenses and other assets	17,628	6,625
Intangible assets, net	22,976	20,103

Total assets	$1,127,561	$1,074,492

Liabilities:
Mortgage loans	$324,118	$301,463
Exchangeable senior notes, net	29,796	48,718
Senior notes	75,000	75,000
Secured term loans	60,000	60,000
Unsecured revolving credit facility	128,000	159,900
Financing obligation	—	5,066
Accounts payable and other liabilities	20,092	16,419
Accrued interest	3,737	2,072
Rents received in advance	7,048	7,267
Tenant security deposits	4,853	5,235
Deferred market rent, net	4,614	6,008

Total liabilities	657,258	687,148

Noncontrolling interests in the Operating Partnership	10,919	9,585

Shareholders’ equity:
Common shares, $0.001 par value, 100,000 common shares authorized: 38,434 and 30,589 shares issued and outstanding, respectively	38	31
Additional paid-in capital	624,797	517,940
Accumulated other comprehensive loss	(997)	(1,879)
Dividends in excess of accumulated earnings	(164,454)	(138,333)

Total shareholders’ equity	459,384	377,759

Total liabilities, noncontrolling interests and shareholders’ equity	$1,127,561	$1,074,492

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental	$28,325	$26,789	$83,063	$79,776
Tenant reimbursements and other	6,332	5,661	20,265	17,932

Total revenues	34,657	32,450	103,328	97,708

Operating expenses:
Property operating	7,932	7,966	25,160	23,941
Real estate taxes and insurance	3,059	3,136	9,670	9,562
General and administrative	3,475	3,553	10,858	9,408
Acquisition costs	361	56	2,025	79
Depreciation and amortization	10,892	10,180	31,355	30,035
Impairment of real estate asset	3,448	—	3,448	—
Contingent consideration related to acquisition of property	—	—	710	—

Total operating expenses	29,167	24,891	83,226	73,025

Operating income	5,490	7,559	20,102	24,683

Other expenses (income):
Interest expense	8,439	7,929	25,360	24,368
Interest and other income	(89)	(148)	(290)	(400)
Equity in losses of affiliates	75	38	134	92
Gains on early retirement of debt	—	(640)	(164)	(6,346)

Total other expenses (income)	8,425	7,179	25,040	17,714

(Loss) income from continuing operations	(2,935)	380	(4,938)	6,969

Discontinued operations:
Income (loss) from operations of disposed properties	—	244	(728)	445
Gain on sale of real estate properties	—	—	557	—

Income (loss) from discontinued operations	—	244	(171)	445

Net (loss) income	(2,935)	624	(5,109)	7,414

Less: Net loss (income) attributable to noncontrolling interests in the Operating Partnership	55	(16)	103	(202)

Net (loss) income attributable to common shareholders	$(2,880)	$608	$(5,006)	$7,212

Net (loss) income attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.08)	$0.01	$(0.15)	$0.24
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01

Net (loss) income	$(0.08)	$0.02	$(0.16)	$0.25

Weighted average common shares outstanding - basic	37,269	28,134	34,804	27,434
Weighted average common shares outstanding - diluted	37,269	28,231	34,804	27,502
See accompanying notes to condensed consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(5,109)	$7,414
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate properties	(557)	—
Depreciation and amortization	231	148
Impairment of real estate asset	565	—
Depreciation and amortization	31,978	30,680
Stock based compensation	2,869	2,226
Bad debt expense	767	1,780
Amortization of deferred market rent	(1,044)	(1,107)
Amortization of financing costs and fair value discounts	539	2,010
Amortization of rent abatement	1,806	1,329
Equity in losses of affiliates	134	92
Distributions from investments in affiliates	437	—
Contingent consideration related to acquisition of property	710	—
Change in financing obligation	—	(320)
Gains on early retirement of debt	(164)	(6,347)
Impairment of real estate asset	3,448	—
Changes in assets and liabilities:
Escrows and reserves	(955)	(1,580)
Accounts and other receivables	(1,349)	(905)
Accrued straight-line rents	(1,220)	(2,188)
Prepaid expenses and other assets	(497)	(1,661)
Tenant security deposits	(155)	(176)
Accounts payable and accrued expenses	1,160	1,797
Accrued interest	1,716	1,374
Rents received in advance	(174)	1,200
Deferred costs	(5,500)	(4,585)

Total adjustments	34,745	23,767

Net cash provided by operating activities	29,636	31,181

Cash flows from investing activities:
Purchase deposits on future acquisitions	(3,018)	(2,500)
Purchase of mortgage loan	(7,970)	—
Proceeds from sale of real estate assets	11,414	—
Acquisition of rental property and associated intangible assets	(81,492)	—
Additions to rental property	(12,017)	(17,818)
Additions to construction in progress	(2,484)	(905)
Cash held by joint venture at deconsolidation	(896)	—

Net cash used in investing activities	(96,463)	(21,223)

Cash flows from financing activities:
Financing costs	(1,327)	(1)
Issuance of debt	90,000	31,500
Issuance of stock, net	94,258	22,277
Repayments of debt	(94,782)	(47,026)
Dividends to shareholders	(21,115)	(20,520)
Distributions to noncontrolling interests	(439)	(572)
Stock option exercises	22	—

Net cash provided by (used in) financing activities	66,617	(14,342)

Net decrease in cash and cash equivalents	(210)	(4,384)

Cash and cash equivalents, beginning of period	9,320	16,352

Cash and cash equivalents, end of period	$9,110	$11,968

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows — Continued
(unaudited)
Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows (amounts in thousands):

	2010	2009
Cash paid for interest, net	$23,059	$22,882
Non-cash investing and financing activities:
Conversion of Operating Partnership units into common shares	55	507
Cash paid for interest on indebtedness is net of capitalized interest of $0.6 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.
During the nine months ended September 30, 2010 and 2009, 4,519 and 40,000 Operating Partnership units, respectively, were redeemed for the Company’s common shares.
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
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At September 30, 2010, the Company owned approximately 12 million square feet and its consolidated properties were 85.7% occupied by 550 tenants. As of September 30, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year.

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
(c) Revenue Recognition
The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the term of its leases, which include fixed-rate renewal periods that are below market value. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in “Tenant reimbursement and other revenues” of $0.1 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, and $5 thousand and $0.1 million for the three and nine months ended September 30, 2009, respectively.
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
(e) Escrows and Reserves
Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.
(f) Deferred Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the effective interest method. Leasing and rent abatement costs related to the execution of tenant leases are deferred and amortized over the term of the related leases.

(g) Rental Property
Rental property is carried at initial cost less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets, by class, are as follows:

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
(i) Investment in Affiliates
The Company may continue to grow its portfolio by entering into ownership arrangements with third parties for which it does not have a controlling interest. The structure of the arrangement affects the Company’s accounting treatment as the Company adheres to requirements regarding consolidation of variable interest entities. In determining whether to consolidate an entity, the Company assesses the structure and intent of the entity relationship as well its power to direct major decisions regarding the entity’s operations and whether the Company’s portion of the earnings, distributions and liability for obligations are in accordance with the Company’s ownership percentage. When the Company’s investment in an entity meets the requirements for the equity accounting method, it will record its initial investment in its consolidated balance sheets as “Investment in Affiliates.” The initial investment in the entity is adjusted to recognize the Company’s share of earnings, losses and/or distributions received from the entity. The Company’s respective share of all earnings or losses from the entity will be recorded in its consolidated statements of operations as “Equity in Earnings or Losses of Affiliates.”
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
Deferred market rent liability consists of the acquired leases with below-market rents at the date of acquisition. The fair value attributed to deferred market rent assets, which consist of above-market rents at the date of acquisition, is recorded as a component of deferred costs. Above and below-market lease fair values are determined on a lease-by-lease basis based on the present value (using a discounted rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases including any below-market fixed rate renewal periods. The capitalized below-market lease fair values are amortized as an increase to rental revenue over the initial term and any below-market fixed-rate renewal periods of the related leases. Capitalized above-market lease fair values are amortized as a decrease to rental revenue over the initial term of the related leases. The total accumulated amortization of intangible assets was $33.0 million and $31.3 million at September 30, 2010 and December 31, 2009, respectively.
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
The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded within shareholders’ equity (cash flow hedge) or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures within shareholders’ equity and “Investment in Affiliates.” The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
(m) Income Taxes
The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company has certain subsidiaries, including a taxable REIT subsidiary, or (“TRS”), and an entity that has elected be taxed as a REIT (which indirectly owns 500 First Street, NW), that may be subject to federal, state or local taxes, as applicable. The REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. The Company’s TRS was inactive during the nine months ended September 30, 2010 and 2009.

The Company determines whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements which could result in the Company recording a tax liability that would reduce the Company’s net assets. As of September 30, 2010 and December 31, 2009, the Company has not taken any uncertain tax positions.
(n) Noncontrolling Interests
Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to shareholders’ equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses and distributions received. On September 30, 2010, the fair value of the noncontrolling interests (the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company) exceeded the noncontrolling interests’ cost basis by $1.9 million based on the market price of the Company’s common stock. At December 31, 2009, the Company presented its noncontrolling interests at their cost basis, which exceeded their fair value basis.
At December 31, 2009, 732,445 Operating Partnership units, or 2.3%, were not owned by the Company. During the second quarter of 2010, the Company issued 6.3 million common shares, for net proceeds of $87.0 million, and 0.9 million common shares to retire $13.03 million of its Exchangeable Senior Notes. During the third quarter of 2010, the Company issued 0.5 million common shares through its controlled equity offering program, generating net proceeds of $7.3 million. The issuance of the additional common shares resulted in the issuance of an equivalent number of Operating Partnership units to the Company. During the third quarter of 2010, 4,519 Operating Partnership units were redeemed for 4,519 of the Company’s common shares, which were valued at $55 thousand. As a result, 727,926 of the total outstanding Operating Partnership units, or 1.9%, were not owned by the Company at September 30, 2010. There were no Operating Partnership units purchased with available cash during the nine months ended September 30, 2010.
(o) Earnings Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in net income (loss) available to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic and diluted (loss) earnings per share calculations:
(Loss) income from continuing operations	$(2,935)	$380	$(4,938)	$6,969
Income (loss) from discontinued operations	—	244	(171)	445

Net (loss) income	(2,935)	624	(5,109)	7,414
Less: Net loss (income) from continuing operations attributable to noncontrolling interests in the Operating Partnership	55	(10)	98	(190)
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	(6)	5	(12)

Net (loss) income attributable to common shareholders	(2,880)	608	(5,006)	7,212

Less: Allocation to participating securities	(151)	(153)	(455)	(363)

Total attributable to common shareholders	$(3,031)	$455	$(5,461)	$6,849

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	37,269	28,134	34,804	27,434
Effect of dilutive shares:
Employee stock options and non-vested shares	—	97	—	68

Weighted average shares outstanding — diluted	37,269	28,231	34,804	27,502

Amounts attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.08)	$0.01	$(0.15)	$0.24
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01

Net (loss) income	$(0.08)	$0.02	$(0.16)	$0.25

In accordance with accounting requirements regarding earnings per share, the Company did not include the following shares in its calculation of diluted earnings per share as they would be anti-dilutive (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock option awards	832	763	843	771
Non-vested share awards	310	212	327	252
Conversion of Exchangeable Senior Notes(1)	854	1,587	1,180	1,841

	1,996	2,562	2,350	2,864

(1)	At September 30, 2010 and 2009, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares.
(p) Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share based awards will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income from continuing operations.

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
(3) Rental Property
Rental property represents property, net of accumulated depreciation, and developable land that are wholly owned by the Company. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Land	$246,613	$237,385
Buildings and improvements	821,432	795,901
Construction in process	29,179	9,832
Tenant improvements	80,134	75,940
Furniture, fixtures and equipment	9,894	9,898

	1,187,252	1,128,956
Less: accumulated depreciation	(163,196)	(141,481)

	$1,024,056	$987,475

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. In September 2010, the Company, based on its decision to divest itself of a non-core asset, adjusted its anticipated holding period for its Old Courthouse Square property, which is located in the Company’s Maryland reporting segment. The Company anticipates disposing of the property in early 2011. As a result, the Company recorded a $3.4 million impairment charge in September 2010 to reduce the property’s carrying value to reflect its fair value, less any potential selling costs. At September 30, 2010, the property did not meet the Company’s guidelines to classify it as held-for-sale and, therefore, its operations were not classified as discontinued operations. During the first quarter of 2010, the Company recorded a loss of $0.6 million related to the impairment of a property located in the Company’s Maryland reporting segment, which was sold in April 2010. The Company did not record any additional impairments of real estate assets during the nine months ended September 30, 2010 or September 30, 2009. See footnote 2(g), Rental Property for more information of the Company’s policies regarding impairment of real estate assets.
(a) Development and Redevelopment Activity
The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At September 30, 2010, the Company had 0.1 million square feet under development, which consisted of 57 thousand square feet in its Northern Virginia reporting segment and 48 thousand square feet in its Southern Virginia reporting segment. At September 30, 2010, the Company had 0.2 million square feet under redevelopment, which consisted of 0.2 million square feet in its Northern Virginia reporting segment and 0.1 million square feet in its Southern Virginia reporting segment. The Company anticipates the majority of the development and redevelopment efforts on these projects will continue throughout the remainder of 2010 and into 2011.

At September 30, 2010, the Company owned developable land that can accommodate approximately 1.4 million square feet of additional building space, which includes 0.1 million square feet in its Maryland reporting segment, 0.6 million square feet in its Northern Virginia reporting segment and 0.7 million square feet in its Southern Virginia reporting segment.
(b) Acquisitions
During the second quarter of 2010, the Company acquired the following properties, which are included in its condensed consolidated financial statements from the date of acquisition (dollars in thousands):

					Leased and
					Occupied at		Aggregate
					September 30,		Purchase
	Location	Acquisition Date	Property Type	Square Feet	2010		Price
Three Flint Hill	Oakton, VA	4/28/2010	Office	173,762	0	%(1)	$13,653
500 First Street, NW	Washington, DC	6/30/2010	Office	129,035	100	%(2)	67,838

				302,797			$81,491

(1)	The property was vacant at acquisition. The Company began re-development efforts and plans to fully renovate the building.

(2)
At acquisition, the property was in the final stage of a full-building renovation. The renovation of the remaining 14,000 square feet was completed in September 2010. The Company financed a portion of the acquisition with a new $39.0 million mortgage loan.

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
The preliminary fair values of the acquired assets and liabilities are as follows (amounts in thousands):

Land	$22,311
Acquired tenant improvements	1,570
Building and improvements	49,461
In-place leases	6,030
Acquired leasing commissions	1,584
Customer relationships intangible	651

Total assets acquired	81,607
Below-market leases assumed	(116)

Net assets acquired	$81,491

On September 30, 2010, the Company acquired the first mortgage loan collateralized by Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in the Company’s Maryland reporting segment. The Company acquired the $10.6 million mortgage loan for $8.0 million. Development of the property was completed in July 2008, and the property is currently 12.5% leased to one tenant. The acquisition of the loan was financed with available cash. The Company is in discussions with the owner to take title to the property through a deed-in-lieu of foreclosure in return for an immaterial amount of additional consideration to the owner if certain future leasing hurdles are met. The Company will not receive any interest income from the owner and recorded the loan under “Prepaid expenses and other assets” on its balance sheet.

(4) Investment in Affiliates
On December 12, 2008, the Company entered into separate joint venture arrangements to own a 25% interest in both RiversPark I and II, with a third party owning the remaining 75% interests. As a condition of the joint venture arrangements, the Company provided guarantees to the joint venture for four separate lease agreements entered into by the former owner for certain vacancy at RiversPark I and rental payments in the event a specified tenant did not renew its lease at RiversPark II.
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
Of the $28.0 million of mortgage debt encumbering RiversPark I and II at September 30, 2010, the Company remains liable, in the event of default by the joint venture, for $7.0 million, or 25% of the total, which reflects its ownership percentage.
The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Assets:
Rental property, net	$38,003	$25,037
Cash and cash equivalents	697	357
Other assets	3,044	1,879

Total assets	41,744	27,273

Liabilities:
Mortgage loans	28,000	18,144
Other liabilities	1,804	1,443

Total liabilities	29,804	19,587

Net assets	$11,940	$7,686

The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in Losses of Affiliates” (amounts in thousands):

				The period from
				March 17, 2009
	Three Months Ended		Nine Months Ended	through
	September 30,		September 30,	September 30,
	2010	2009	2010	2009

Total revenues	$1,158	$703	$3,459	$1,426
Total operating expenses	(237)	(185)	(887)	(326)

Net operating income	921	518	2,572	1,100
Depreciation and amortization	(751)	(365)	(1,705)	(814)
Interest expense, net	(471)	(303)	(1,402)	(653)

Net loss	$(301)	$(150)	$(535)	$(367)

(5) Discontinued Operations
On June 16, 2010, the Company sold 7561 Lindbergh Drive, which was located in the Company’s Maryland reporting segment, for net proceeds of $3.9 million. The Company reported a gain on the sale of $0.6 million in the second quarter of 2010. The building was sold to a tenant that occupied the entire building.
On April 23, 2010, the Company sold Deer Park for net proceeds of $7.5 million. The property was acquired as part of a portfolio acquisition in 2004 and was located in a non-core submarket of Baltimore, Maryland, in the Company’s Maryland reporting segment. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge based on the contractual sale price and did not recognize a gain on the sale during the second quarter of 2010.
The Company has had, and will have, no continuing involvement with either property subsequent to their disposal. As of September 30, 2010, the operating results and all costs related to the disposition of Deer Park and 7561 Lindbergh Drive are reflected as discontinued operations in the Company’s consolidated statements of operations. The Company did not dispose of or enter into any binding agreements to sell any other properties during the nine months ended September 30, 2010 and 2009.
The following table summarizes the components of net income (loss) from discontinued operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$—	$424	$274	$1,312
Gain on sale of real estate properties	—	—	557	—
Net income (loss)	—	244	(728)	445

(6) Debt
The Company’s borrowings consisted of the following (amounts in thousands):

	September 30,	December 31,
	2010	2009
Mortgage loans, effective interest rates ranging from 5.19% to 7.28%, maturing at various dates through June 2021	$324,118	$301,463
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(1)	29,796	48,718
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500

Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing January 2014(2)	40,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011(3)	20,000	20,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 3.00%, maturing January 2014(4)	128,000	159,900

	$616,914	$645,081

(1)
During the nine months ended September 30, 2010, the Company retired $20.1 million of its Exchangeable Senior Notes. The face value of the Exchangeable Senior Notes was $30.4 million at September 30, 2010 compared with $50.5 million at December 31, 2009.

(2)
The loan is divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. Interest on the loan is LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.

(3)	During the third quarter of 2010, the Company exercised its one-year extension option on a $20 million secured term loan, which will mature in August 2011.

(4)	The unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise.
(a) Mortgage Loans
The following table provides a summary of the Company’s mortgage debt at September 30, 2010 and December 31, 2009 (dollars in thousands):

		Effective
	Contractual	Interest		Maturity	September 30,	December 31,
Encumbered Property	Interest Rate	Rate		Date	2010	2009
4212 Tech Court (1)	8.53%	8.53%		June 2010	$—	$1,665
Park Central II(2)	8.32%	5.66%		November 2010	5,345	5,591
Enterprise Center (3)	8.03%	5.20%		December 2010	16,839	17,393
Indian Creek Court (3)	7.80%	5.90%		January 2011	12,093	12,413
403/405 Glenn Drive	7.60%	5.50%		July 2011	8,035	8,252
4612 Navistar Drive (3)	7.48%	5.20%		July 2011	12,315	12,672
RiversPark I (4)	LIBOR+2.50%	5.97%		September 2011	—	9,856
Campus at Metro Park (3)	7.11%	5.25%		February 2012	22,770	23,376
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,576	9,852
Crossways Commerce Center	6.70%	6.70%		October 2012	24,290	24,607
Newington Business Park Center	6.70%	6.70%		October 2012	15,322	15,522
Prosperity Business Center	6.25%	5.75%		January 2013	3,543	3,627
Aquia Commerce Center I	7.28%	7.28%		February 2013	387	486
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,292	8,493
Linden Business Center	6.01%	5.58%		October 2013	7,120	7,224
Owings Mills Business Center	5.85%	5.75%		March 2014	5,475	5,552
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,523	8,613
Cloverleaf Center	6.75%	6.75%		October 2014	17,275	17,490
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	99,507	99,625
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	671	756
Building C	7.88%	6.63%		December 2017	1,070	1,154
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,755	1,972
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,437	2,540
Gateway Centre Building I	7.35%	5.88%		November 2016	1,230	1,340
500 First Street, NW	5.72%	5.79%		August 2020	38,918	—
Airpark Business Center	7.45%	6.63%		June 2021	1,330	1,392

Total Mortgage Debt		5.68	%(5)		$324,118	$301,463

(1)	The loan was repaid on June 1, 2010 with available cash.

(2)	The loan was repaid on November 1, 2010 with available cash.

(3)
The maturity date presented for these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The effective interest rate was calculated based on the anticipated period the debt is expected to be outstanding.

(4)
On January 1, 2010, the Company deconsolidated RiversPark I and, therefore, the assets and liabilities, which include $9.9 million of mortgage debt, and the operating results of RiversPark I, are no longer included in the Company’s condensed consolidated financial statements. For more information see footnote 4, Investment in Affiliates.

(5)	Weighted average interest rate on total mortgage debt.
Non-Financial Covenants in Mortgage Loan Documents
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of September 30, 2010, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $130 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its two Secured Term Loans and its Exchangeable Senior Notes.
(b) Senior Notes
On November 8, 2010, in connection with seeking a waiver related to a previous failure to add certain subsidiary guarantors to the Company’s Senior Unsecured Series A and Series B Notes, the Company, the Operating Partnership, certain of the Company’s subsidiaries and certain holders of the Company’s Senior Unsecured Series A and Series B Notes sufficient to effect the Amendment (as herein defined) (the “Noteholders”) entered into a First Amendment, Consent and Waiver dated as of November 5, 2010 to the Note Purchase Agreement dated as of June 22, 2006 (the “Amendment”). Pursuant to the Amendment, the Company added certain subsidiaries as guarantors of the Company’s Senior Unsecured Series A and Series B Notes and agreed that, to the extent the Company or any of its subsidiaries (other than certain excluded subsidiaries) provides a lien for the benefit of the lenders or administrative agent under the Company’s unsecured revolving credit facility, the Company or its subsidiaries, as applicable, will grant the holders of the Company’s Senior Unsecured Series A and Series B Notes a similar first priority lien over the same assets, property and undertaking as those encumbered in respect of the unsecured revolving credit facility. In addition, the Company agreed to add a covenant to the terms of the Company’s Senior Unsecured Series A and Series B Notes that as at the end of any fiscal quarter, (a) beginning for the fourth fiscal quarter of 2010 through the third fiscal quarter of 2011, its Consolidated Debt Yield (as defined in the revolving credit agreement) will not be less than 10.5%, and (b) for each fiscal quarter thereafter, its Consolidated Debt Yield will not be less than 11.0%. The Company also agreed to add a covenant to the terms of the Company’s Senior Unsecured Series A and Series B Notes that, as of the end of any fiscal quarter after giving effect to the Amendment, its ratio of (i) Adjusted Net Operating Income (as defined in the unsecured revolving credit facility) for the applicable quarter, annualized, divided by (ii) its Unsecured Interest Expense (as defined in the revolving credit facility) for the applicable quarter, annualized, shall not be less than 1.75 to 1.0. The covenants mirror already existing covenants contained in the Company’s unsecured revolving credit agreement. In exchange for these modifications, the Noteholders agreed to waiver the previous failure to provide certain subsidiary guarantees. The Company agreed to pay a waiver and consent fee to the holders of the Company’s Senior Unsecured Series A and Series B Notes in an aggregate amount equal to $37,500.
(c) Unsecured Revolving Credit Facility
During the third quarter of 2010, the Company borrowed $5.0 million on its unsecured revolving credit facility for general corporate purposes. For the three and nine months ended September 30, 2010, the Company’s weighted average outstanding borrowings on its unsecured revolving credit facility were $125.7 million and $120.5 million, respectively, with a weighted average interest rate of 3.3% and 3.6%, respectively, compared with $102.5 million and $92.0 million with a weighted average interest rate of 1.5% and 1.6% for the three and nine months ended September 30, 2009, respectively. At September 30, 2010, outstanding borrowings under the unsecured revolving credit facility were $128.0 million with an average interest rate of 3.3%. The Company is required to pay an annual commitment fee of 0.25% on the unused capacity under the unsecured revolving credit facility, which at September 30, 2010 was $96.9 million. As of September 30, 2010, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility.

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
The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. During the third quarter of 2010, the Company entered into a forward swap agreement that will begin on January 18, 2011 and two of the Company’s existing interest rate swap agreements reached their maturity. The table below summarizes the Company’s interest rate swap agreements at September 30, 2010 (dollars in thousands):

					Interest Rate
					Contractual	Fixed Effective
	Transaction Date	Maturity Date	Amount		Component	Interest Rate
Consolidated:
	July 2010	January 2014	$50,000		LIBOR	1.474%
Unconsolidated:
	September 2008	September 2011	28,000	(1)	LIBOR	3.47%

(1)	The Company remains liable, in the event of default by the joint venture, for $7.0 million, or 25% of the total, which reflects its ownership percentage in the joint venture.
The Company’s interest rate swap agreements are designated as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within shareholders’ equity and “Prepaid Expenses and Other Assets” and any unrealized losses within shareholders’ equity and “Accounts Payable and Other Liabilities.” The Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures within shareholders’ equity and “Investment in Affiliates.”
Total comprehensive income (loss) is summarized as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income	$(2,935)	$624	$(5,109)	$7,414
Unrealized (loss) gain on derivative instruments	(518)	154	605	785

Total comprehensive (loss) income	(3,453)	778	(4,504)	8,199
Comprehensive loss (income) attributable to noncontrolling interests in the Operating Partnership	65	(20)	89	(223)

Comprehensive (loss) income attributable to common shareholders	$(3,388)	$758	$(4,415)	$7,976

(8) Fair Value Measurements
The Company adopted accounting provisions that outline a valuation framework and create a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The new disclosures increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability between willing third parties at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and the Company provides the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.
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
In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are measured on a non-recurring and recurring basis as of September 30, 2010 (amounts in thousands):

	Balance at
	September 30,
	2010	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate asset	$10,950	$—	$10,950	$—

Recurring Measurements:
Derivative instrument-swap agreement	804	—	804	—
Contingent consideration related to acquisition of property	1,398	—	—	1,398
Impairment of Real Estate Assets
The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. In September 2010, the Company, based on its desire to divest itself of a non-core asset, adjusted its anticipated holding period for its Old Courthouse Square property, which is located in the Company’s Maryland reporting segment. The Company anticipates disposing of the property in early 2011. As a result, the Company recorded a $3.4 million impairment charge in September 2010 to reduce the property’s carrying value to reflect its fair value, less any potential selling costs. At September 30, 2010, the property did not meet the Company’s guidelines to classify it as held-for-sale and, therefore, its operations were not classified as discontinued operations. The Company determined the fair value of the property through an assessment of market data in working with a real state broker and based on the execution of a non-binding letter of intent. The fair value was further validated through an income approach based on discounted cash flows that reflected a reduced holding period.

Interest Rate Derivative
In July 2010, the Company entered into an interest rate swap agreement that will, beginning on January 18, 2011, fix LIBOR at 1.474% on $50.0 million of the Company’s variable rate debt. The new interest rate swap derivative will mature on January 15, 2014. The derivative is fair valued based on the prevailing market yield curve on the measurement date. Also, the Company evaluates counter-party risk in calculating the fair value of the interest rate swap derivative instrument. The Company’s interest rate swap derivative is an effective cash flow hedge and any change in fair value is recorded in the Company’s shareholders’ equity section under “Accumulated Other Comprehensive Loss.”
Contingent Consideration
As part of the acquisition price of Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability. During the first quarter of 2010, the Company fully leased the property, which resulted in an increase in its potential obligation, and recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Contingent Consideration Related to Acquisition of Property” in its consolidated statements of operations. There was no significant change in the fair value of the contingent consideration during the quarter ended September 30, 2010.
A summary of the Company’s contingent consideration obligation as of September 30, 2010 is as follows (amounts in thousands):

Balance at December 31, 2009	$688
Contingent consideration charge recognized in earnings	710

Balance at September 30, 2010	$1,398

With the exception of the re-measurement of its contingent consideration obligation, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the nine months ended September 30, 2010. Also, no transfers into and out of fair value measurements levels occurred during the nine months ended September 30, 2010.
The carrying amounts of cash equivalents, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. The Company calculates fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s debt instruments at September 30, 2010 and December 31, 2009 are as follows (amounts in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgage debt	$324,118	$330,623	$301,463	$289,679
Exchangeable senior notes(1)	29,796	30,145	48,718	48,164
Series A senior notes	37,500	38,349	37,500	37,118
Series B senior notes	37,500	38,113	37,500	36,146
Secured term loans	60,000	57,065	60,000	54,390
Unsecured revolving credit facility	128,000	125,284	159,900	143,953

Total	$616,914	$619,579	$645,081	$609,450

(1)	During 2010, the Company retired $20.1 million of its Exchangeable Senior Notes.
(9) Shareholders’ Equity
During the third quarter of 2010, the Company sold 480,000 common shares through its controlled equity offering program at a weighted average offering price of $15.46 per share, which generated net proceeds of approximately $7.3 million. On September 30, 2010, the Company used the proceeds and available cash totaling $8.0 million to purchase a $10.6 million loan that encumbers a business park property in Maryland. At September 30, 2010, the Company had 4.8 million common shares available for issuance under its controlled equity offering program.

On August 13, 2010, the Company paid a dividend of $0.20 per common share to common shareholders of record on August 6, 2010. On October 26, 2010, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per share. The dividend will be paid on November 12, 2010, to common shareholders of record as of November 5, 2010. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity.
As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2009	$377,759	$9,585
Net loss	(5,006)	(103)
Changes in ownership	107,155	1,862
Distributions	(21,115)	(439)
Other comprehensive income	591	14

Balance, September 30, 2010	$459,384	$10,919

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2008	$365,293	$10,627
Net income	7,212	202
Changes in ownership	25,651	(478)
Distributions to owners	(20,520)	(572)
Other comprehensive income	764	21

Balance, September 30, 2009	$378,400	$9,800

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
The Company evaluates the performance of its segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains from sale of real estate assets, interest expense, general and administrative costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items other than straight-line and deferred market rent amortization reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

The results of operations for the Company’s three reportable segments are as follows (dollars in thousands):

	Three Months Ended September 30, 2010
	Maryland	Northern Virginia(1)	Southern Virginia	Consolidated
Number of buildings	68	52	54	174
Square feet (unaudited)	3,414,417	3,318,233	5,263,025	11,995,675

Total revenues	$11,196	$11,510	$11,951	$34,657
Property operating expense	(2,675)	(2,578)	(2,679)	(7,932)
Real estate taxes and insurance	(1,127)	(936)	(996)	(3,059)

Total property operating income	$7,394	$7,996	$8,276	23,666

Depreciation and amortization expense				(10,892)
General and administrative				(3,475)
Acquisition costs				(361)
Other expenses, net				(11,873)

Net loss				$(2,935)

Capital expenditures(2)	$2,477	$2,953	$2,851	$8,336

	Three Months Ended September 30, 2009
	Maryland(4)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	72	48	54	174
Square feet (unaudited)	3,610,072	2,820,535	5,262,230	11,692,837

Total revenues	$10,282	$10,010	$12,158	$32,450
Property operating expense	(2,683)	(2,281)	(3,002)	(7,966)
Real estate taxes and insurance	(1,095)	(971)	(1,070)	(3,136)

Total property operating income	$6,504	$6,758	$8,086	21,348

Depreciation and amortization expense				(10,180)
General and administrative				(3,553)
Acquisition costs				(56)
Other expenses, net				(7,179)
Income from discontinued operations				244

Net income				$624

Capital expenditures(2)	$391	$1,941	$1,401	$3,763

	Nine Months Ended September 30, 2010
	Maryland	Northern Virginia(1)	Southern Virginia	Consolidated
Total revenues	$34,145	$32,850	$36,333	$103,328
Property operating expense	(8,647)	(7,840)	(8,673)	(25,160)
Real estate taxes and insurance	(3,355)	(3,225)	(3,090)	(9,670)

Total property operating income	$22,143	$21,785	$24,570	68,498

Depreciation and amortization expense				(31,355)
General and administrative				(10,858)
Acquisition costs				(2,025)
Contingent consideration related to acquisition of property				(710)
Other expenses, net				(28,488)
Loss from discontinued operations				(171)

Net loss				$(5,109)

Total assets(3)	$373,688	$401,454	$328,124	$1,127,561

Capital expenditures(2)	$3,400	$4,648	$6,247	$14,501

	Nine Months Ended September 30, 2009
	Maryland(4)	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$31,991	$29,636	$36,081	$97,708
Property operating expense	(8,392)	(6,822)	(8,727)	(23,941)
Real estate taxes and insurance	(3,172)	(3,204)	(3,186)	(9,562)

Total property operating income	$20,427	$19,610	$24,168	64,205

Depreciation and amortization expense				(30,035)
General and administrative				(9,408)
Acquisition costs				(79)
Other expenses, net				(17,714)
Income from discontinued operations				445

Net income				$7,414

Total assets(3)	$383,701	$294,577	$318,954	$1,043,582

Capital expenditures(2)	$4,068	$7,605	$6,988	$18,723

(1)	Includes 500 First Street, NW, a nine-story office building located in Washington, DC that was acquired on June 30, 2010.

(2)
Capital expenditures for corporate assets not allocated to any of the Company’s reportable segments totaled $55 and $30 for the three months ended September 30, 2010 and 2009 respectively, and $206 and $62 for the nine months ended September 30, 2010 and 2009, respectively

(3)	Corporate assets not allocated to any of our reportable segments totaled $24,295 and $46,350 at September 30, 2010 and 2009, respectively.

(4)	Includes the results of a three-building, 160,470 square foot property that is owned through a joint venture that was consolidated prior to January 1, 2010.
(11) Subsequent Events
On October 19, 2010, the Company acquired a parcel of undeveloped land at 1328 Cavalier Boulevard in Chesapeake, Virginia for $2.7 million of available cash. The seven acre site is adjacent to the Company’s Cavalier Industrial Park and has development rights for an 118,000 square foot warehouse building.
On October 28, 2010, the Company completed the acquisition, structured as a contribution to the Operating Partnership, of Battlefield Corporate Center, a one-story, 96,700 square-foot office building in Chesapeake, Virginia, for approximately $8.0 million in total consideration. As of September 30, 2010, the property was 100% leased to one tenant in the healthcare industry that, prior to the acquisition, was already one of our largest tenants. The acquisition was financed through a new $4.3 million mortgage loan on the property, approximately $3.5 million paid in the form of operating partnership units and $175,000 in cash.
On October 28, 2010, the Company, through a joint venture in which it owns a 50% interest and serves as the operating member, completed the purchase of 1750 H Street, N.W., a ten-story, 111,300 square-foot office building in Washington, D.C., for approximately $65.0 million. As of September 30, 2010, the property was 100% leased to six tenants. The acquisition was financed by the assumption by the joint venture of a $31.4 million mortgage loan with the balance of $33.6 million paid by the joint venture in cash, half of which we funded at closing.

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
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At September 30, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At September 30, 2010, the Company owned approximately 12 million square feet and its consolidated properties were 85.7% occupied by 550 tenants. As of September 30, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for approximately 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
Executive Summary
The Company incurred a net loss attributable to common shareholders of $2.9 million, or $0.08 per diluted share, during the third quarter of 2010 compared with net income attributable to common shareholders of $0.6 million, or $0.02 per diluted share, during the third quarter of 2009. The Company’s funds from operations (“FFO”) for the third quarter of 2010 was $8.1 million, or $0.21 per diluted share, compared with FFO of $10.7 million, or $0.37 per diluted share, during the third quarter of 2009. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net (loss) income attributable to common shareholders, see “Funds From Operations.”
For the nine months ended September 30, 2010, the Company incurred a net loss attributable to common shareholders of $5.0 million, or $0.16 per diluted share, compared with net income of $7.2 million, or $0.25 per diluted share, during the nine months ended September 30, 2009. The Company’s FFO for the nine months ended September 30, 2010 was $26.3 million, or $0.74 per diluted share, compared with FFO of $37.1 million, or $1.31 per diluted share, during the nine months ended September 30, 2009.

The decline in FFO and net (loss) income attributable to common shareholders for the three months ended September 30, 2010 compared with 2009 is primarily due to a $3.4 million impairment charge related a reduction in the Company’s intended holding period of its Old Courthouse Square property. The decline in FFO and net (loss) income attributable to common shareholders for the nine months ended September 30, 2010 compared with 2009 is primarily due to the Company reporting a $6.3 million gain on early retirement of debt during the nine months ended September 30, 2009, compared with a $0.2 million gain for the nine months ended September 30, 2010 and the $3.4 million impairment charge. Further, the Company’s FFO and net (loss) income attributable to common shareholders declined due to $0.7 million of additional snow and ice removal costs, net of recoveries, incurred in the first quarter of 2010 and acquisition costs totaling $2.0 million for the nine months ended September 30, 2010 compared with $0.1 million incurred during the same period in 2009. These costs were partially offset by a reduction in reserves for bad debt expense for the nine months ended September 30, 2010 compared with the same period in 2009.
Significant Third Quarter Activity and Subsequent Acquisitions
•	Executed 760,000 square feet of leases, generating almost 100,000 square feet of positive net absorption;

•	Occupancy increased to 85.7%, up 1.7 percentage points compared with the prior quarter;

•	Sold 480,000 common shares through its controlled equity offering program, generating net proceeds of $7.3 million; and

•	Completed four acquisitions for total consideration of $83.7 million.
Development and Redevelopment Activity
As of September 30, 2010, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company constructs office properties, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. The Company also continued to redevelop several of its assets to attract new tenants.
As of September 30, 2010, the Company had funded development and redevelopment activities at several buildings, of which the more significant projects are noted below:
Development
•
Greenbrier Technology Center III — a 48,000 square foot, three-story Class A office building has been designed, permits have been processed and construction is set to commence. Costs to date include civil, architectural, mechanical, electrical and plumbing design, as well as permit fees; and

•
Sterling Park Business Center, Lot 7 — a 57,000 square foot office building, of which a portion has been pre-leased, all permits have been processed and construction commenced in late June 2010. Costs to date include civil, architectural, mechanical, electrical and plumbing design, and permit fees as well as site, concrete, steel, and roof work.

Redevelopment
•
Enterprise Parkway — a 70,000 square foot multi-tenanted office building. Costs incurred to date include building, lobby, common corridor, and bathroom renovations; design documents and permit fees for future tenant layouts are in progress; and

•
Three Flint Hill — a 174,000 square foot eight-story Class A office building has been designed and permits are in process. Costs incurred to date include architectural and engineering design fees. Construction is set to commence in the fourth quarter of 2010.

The Company anticipates development and redevelopment efforts on these projects will continue throughout the remainder of 2010 and into 2011. At September 30, 2010, the Company owned developable land that can accommodate approximately 1.4 million square feet of building space, which includes 0.1 million square feet in Maryland, 0.6 million square feet in Northern Virginia and 0.7 million square feet in Southern Virginia.

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
Revenue Recognition
The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the term of its leases, which include fixed-rate renewal periods that are below market value. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
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
The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded within shareholders’ equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures within shareholders’ equity and “Investment in Affiliates.” The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility as well as analysis of a peer group of comparable entities. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share based awards will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income from continuing operations.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2010 with the Three and Nine Months Ended September 30, 2009
During the second quarter of 2010, the Company acquired: a building at Three Flint Hill and a building at 500 First Street, NW for an aggregate purchase cost of $81.5 million. During 2009, the Company acquired: four buildings at Cloverleaf Center and three buildings at Ashburn Center for a aggregate purchase cost of $39.3 million. On January 1, 2010 and March 17, 2009, the Company deconsolidated RiversPark I and II, respectively, from its condensed consolidated financial statements; however, the operating results of the properties are included in the Company’s consolidated statements of operations through their date of deconsolidation. Collectively, the properties are referred to as the “Non-comparable Properties.”
The term “Comparable Portfolio” will include all properties owned by the Company for the entirety of the periods being presented.
Total Revenues
Total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change

Rental	$28,325	$26,789	$83,063	$79,776	$1,536	6%	$3,287	4%
Tenant reimbursements & other	$6,332	$5,661	$20,265	$17,932	$671	12%	$2,333	13%

Rental Revenue
Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below-market leases. Rental revenue increased $1.5 million and $3.3 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009, which was due to increased revenues resulting from the Company’s new acquisitions. The Non-comparable Properties contributed $2.1 million and $3.7 million of additional rental revenue for the three and nine months ended September 30, 2010, respectively. For the Comparable Portfolio, rental revenue decreased $0.6 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, compared with 2009, primarily due to an increase in vacancy. The weighted average occupancy of the Comparable Portfolio was 84.6% and 86.9% for the three months ended and 85.0% and 86.8% for the nine months ended September 30, 2010 and 2009, respectively.
The increase in rental revenue for the three and nine months ended September 30, 2010 compared with 2009 includes $0.5 million and $0.9 million, respectively, for the Company’s Maryland reporting segment and $1.4 million and $2.6 million, respectively, for the Northern Virginia reporting segment. The Southern Virginia reporting segment experienced a decrease in rental revenue of $0.4 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, compared with the same period in 2009.
Tenant Reimbursements and Other Revenues
Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants’ as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $0.7 million and $2.3 million during the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. The increase in tenant reimbursements and other revenues for the three months ended September 30, 2010 is primarily due to the Non-comparable Properties, which contributed $0.6 million of additional tenant reimbursements and other revenues. Tenant reimbursements and other revenues for the Comparable Portfolio increased $0.1 million for the three months ended September 30, 2010 as an increase in termination fee income recognized during the quarter was offset by a reduction in recoverable property operating expenses.
For the nine months ended September 30, 2010, the Comparable Portfolio contributed $1.4 million of additional tenant reimbursements and other revenues due to an increase in recoverable property operating expenses, particularly snow and ice removal costs, during the first quarter of 2010 and an increase in termination fee income. The Non-comparable Properties contributed tenant reimbursements and other revenues of $0.9 million for the nine months ended September 30, 2010. Tenant reimbursements and other revenues for the Comparable Portfolio are expected to remain flat for next quarter as the Company anticipates property operating expenses will remain consistent with historical trends.
The increases in tenant reimbursements and other revenues for the three and nine months ended September 30, 2010 compared with 2009 includes $0.4 million and $1.3 million, respectively, for the Company’s Maryland reporting segment, $0.1 million and $0.6 million, respectively, for the Northern Virginia reporting segment and $0.2 million and $0.4 million, respectively, for the Southern Virginia reporting segment.
Total Expenses
Property Operating Expenses
Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Increase	Change

Property operating	$7,932	$7,966	$25,160	$23,941	$34	—	$1,219	5%
Real estate taxes and insurance	$3,059	$3,136	$9,670	$9,562	$77	2%	$108	1%

Property operating expenses decreased slightly for the three months ended September 30, 2010 compared with 2009 and increased $1.2 million for the nine months ended September 30, 2010 compared with 2009. The Non-comparable Properties contributed additional property operating expense of $0.5 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, compared with 2009. Property operating expenses for the Comparable Portfolio decreased $0.5 million for the three months ended September 30, 2010 compared with 2009, primarily due to a decline in reserves for bad debt expense related to the reversal of reserves that were previously recorded as a result of uncertainty associated with a tenant renewal. Property operating expenses for the Comparable Portfolio increased $0.3 million for the nine months ended September 30, 2010 compared with 2009, primarily due to an increase in snow and ice removal costs during the first quarter of 2010. The Company expects property operating expenses for the Comparable Portfolio to remain flat for the next quarter compared with property operating expenses incurred during the fourth quarter of 2009.
The decrease in property operating expenses for the three months ended September 30, 2010 compared with 2009 includes a decline of $0.3 million for the Southern Virginia reporting segment, which is offset by a $0.3 million increase in property operating expenses in the Northern Virginia reporting segment. For the Maryland reporting segment, property operating expenses decreased slightly for the three months ended September 30, 2010 compared with 2009. The increase in property operating expenses for the nine months ended September 30, 2010 compared with 2009 includes $0.3 million for the Maryland reporting segment and $1.0 million for the Northern Virginia reporting segment, which was primarily due to recent acquisitions. For the Southern Virginia reporting segment, property operating expenses decreased $0.1 million for the nine months ended September 30, 2010 compared with 2009.
Real estate taxes and insurance expense decreased $0.1 million for the three months ended September 30, 2010 compared with the same period in 2009, and increased $0.1 million for the nine months ended September 30, 2010 compared with 2009. The Comparable Portfolio contributed a decrease in real estate taxes and insurance of $0.4 million for both the three and nine months ended September 30, 2010 compared with 2009, primarily due to lower real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Fairfax County and Prince William County, Virginia. The Non-comparable Properties contributed an increase in real estate taxes and insurance of $0.3 million and $0.5 million for the three and nine months ended September 30, 2010 compared with 2009.
Real estate taxes and insurance expense for the three months ended September 30, 2010 compared with 2009 decreased slightly in the Company’s Northern Virginia, as lower assessments were offset by additional properties, and decreased $0.1 million in the Southern Virginia reporting segments. For the Maryland reporting segment, real estate taxes and insurance expense increased slightly for the three months ended September 30, 2010 compared with 2009. The increase in real estate taxes and insurance expense for the nine months ended September 30, 2010 compared with 2009 includes $0.2 million for the Maryland reporting segment and a slight increase in the Northern Virginia reporting segment. For the Southern Virginia reporting segment, real estate taxes and insurance expense decreased $0.1 million for the nine months ended September 30, 2010 compared with 2009.
Other Operating Expenses
General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Increase	Change

	$3,475	$3,553	$10,858	$9,408	$78	2%	$1,450	15%
General and administrative expenses decreased $0.1 million for the three months ended September 30, 2010 compared with the same period in 2009 and increased $1.5 million for the nine months ended September 30, 2010 compared with 2009. The decrease in general and administrative expenses for the three months ended September 30, 2010 compared with 2009 is primarily due to a decrease in non-cash, share-based compensation expense as certain performance awards vested prior to the third quarter of 2010, which caused the acceleration of share-based compensation expense during the first six months of 2010.
The increase in general and administrative expenses for the nine months ended September 30, 2010 compared with 2009 is primarily due to an increase in compensation accruals and non-cash, share-based compensation expense as a result of the restricted shares awarded in 2009 and February 2010, which are amortized over derived service periods that are comparably shorter than those associated with previous awards.

Acquisition costs are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change

	$361	$56	$2,025	$79	$305	545%	$1,946	2463%
Acquisition costs increased $0.3 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. During the second quarter of 2010, the Company incurred due diligence and closing costs of $1.6 million associated with the acquisitions of Three Flint Hill and 500 First Street, NW.
Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change

	$10,892	$10,180	$31,355	$30,035	$712	7%	$1,320	4%
Depreciation and amortization expenses include depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expenses increased $0.7 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. The increase in depreciation was primarily due to the Non-comparable Properties, which contributed additional depreciation expense of $1.0 million and $1.5 million for the three and nine months ended September 30, 2010, respectively, compared with the same period in 2009. The increase in depreciation was partially offset by several intangible assets fully amortizing prior to September 30, 2010 and to the disposal of assets from tenants that vacated during the year.
Impairment of real estate asset is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change

	$3,448	$—	$3,448	$—	$3,448	—	$3,448	—
In September 2010, the Company, based on its decision to divest itself of a non-core asset, adjusted its anticipated holding period for its Old Courthouse Square property, which is located in the Company’s Maryland reporting segment. The Company anticipates disposing of the property in early 2011. As a result, the Company recorded a $3.4 million impairment charge in September 2010 to reduce the property’s carrying value to reflect its fair value, less any potential selling costs. At September 30, 2010, the property did not meet the Company’s guidelines to classify it as held-for-sale and, therefore, its operations were not classified as discontinued operations
Contingent consideration related to acquisition of property is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Change	Change	Increase	Change

	$—	$—	$710	$—	$—	—	$710	—

The Company recorded additional contingent consideration of $0.7 million in the first quarter of 2010 associated with the acquisition of Ashburn Center on December 31, 2009. The contingent consideration relates to the fair value of an obligation entered into with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The increase in contingent consideration reflects the anticipated increase in the fair value of the obligation as a result of the property becoming 100% leased. The change in fair value of the contingent consideration was insignificant during the quarter ended September 30, 2010.
Other Expenses (Income)
Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change

	$8,439	$7,929	$25,360	$24,368	$510	6%	$992	4%
The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
Interest expense increased $0.5 million and $1.0 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. In December 2009, the Company extended the maturity dates on approximately $185.0 million of debt, which included expanding the capacity of the Company’s unsecured revolving credit facility, which was further expanded in the second quarter of 2010, and used the additional capacity to repay $40.0 million of its secured term loans. The refinancing resulted in a higher effective interest rate on the Company’s unsecured revolving credit facility and additional amortization of deferred financing costs of $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively. The refinancing resulted in additional interest expense from the unsecured revolving credit facility of $0.7 million and $2.3 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010, the Company’s weighted average borrowings on its unsecured revolving credit facility was $125.7 million and $120.5 million, respectively, with a weighted average interest rate of 3.3% and 3.6%, respectively, compared with weighted average borrowings of $102.5 million and $92.0 million with a weighted average interest rate of 1.5% and 1.6% for the three and nine months ended September 30, 2009, respectively. The repayment of the Company’s term loans as described above resulted in a decline in interest expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2010, respectively. The Company had fixed LIBOR on $85.0 million of variable rate debt through two interest rate swap agreements, which both matured in August 2010. As a result, the interest expense related to the interest rate swap agreements declined $0.3 and $0.2 million for the three and nine months ended September 30, 2010, respectively, compared with 2009.
During the second quarter of 2010, the Company issued 0.9 million common shares in exchange for retiring $13.03 million of its Exchangeable Senior Notes and used available cash to retire an additional $7.02 million of its Exchangeable Senior Notes. The Company repurchased $34.5 million of Exchangeable Senior Notes in 2009. The repurchase of Exchangeable Senior Notes resulted in a reduction of interest expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2010, respectively. Mortgage interest expense increased $0.5 million for the three months ended September 30, 2010 due to a full quarter of mortgage interest expense incurred on the 500 First Street, NW mortgage loan, which the Company entered into on June 30, 2010. The Company retired $1.7 million of mortgage debt during 2010, $14.2 million of mortgage debt during 2009 and deconsolidated $9.9 million of variable rate mortgage debt encumbering RiversPark I and a related cash flow hedge on January 1, 2010, which was offset by the additional mortgage interest expense associated with the 500 First Street, NW mortgage, which resulted in a slight increase in mortgage interest expense for the nine months ended September 30, 2010 compared with 2009. The deconsolidated RiversPark I resulted in an increase in interest expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, as the Company recognized a reduction in interest expense related to its Financing Obligation in 2009. Also, the Company increased its construction activities in 2010 compared with 2009, which resulted in additional capitalized interest of $0.2 million and $0.3 million for the three and nine months ended September 30, 2010, respectively.

At September 30, 2010, the Company had $616.9 million of debt outstanding with a weighted average interest rate of 5.0% compared with $614.6 million of debt outstanding with a weighted average interest rate of 4.9% at September 30, 2009.
Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Decrease	Change

	$89	$148	$290	$400	$59	40%	$110	28%
Interest and other income include amounts earned on the Company’s funds held in cash operating and escrow accounts. The decrease in interest and other income was due to lower average interest rates and cash balances for the three and nine months ended September 30, 2010 compared with the same periods in 2009. The Company earned a weighted average interest rate of 1.26% and 1.53% for the three and nine months ended September 30, 2010, respectively, compared with a weighted average interest rate of 3.51% and 3.49% during the three and nine months ended September 30, 2009, respectively.
Equity in losses of affiliates is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Increase	Change	Increase	Change

	$75	$38	$134	$92	$37	97%	$42	46%
On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II, which due to certain guarantees provided by the Company were consolidated within the Company’s operating results. On March 17, 2009, the Company deconsolidated RiversPark II as its lease guarantee was terminated and, on January 1, 2010, the Company deconsolidated RiversPark I due to the immateriality of its remaining lease guarantee. The increase in equity in losses of affiliates for the three and nine months ended September 30, 2010 is due to the addition of RiversPark I’s operating results in 2010 and a full nine months of RiversPark II’s operating results in 2010.
Gains on early retirement of debt are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Decrease	Change

	$—	$640	$164	$6,346	$640	100%	$6,182	97%
During the second quarter of 2010, the Company issued 0.9 million of its common shares in exchange for retiring $13.03 million of Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes, which resulted in a gain of $0.2 million, net of deferred financing costs and discounts. The Company did not retire any Exchangeable Senior Notes or other debt resulting in a gain during the third quarter of 2010.
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

Discontinued Operations
Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Decrease	Change	Decrease	Change

	$—	$244	$(171)	$445	$244	100%	$616	138%
On April 23, 2010, the Company sold Deer Park which was located in the Company’s Maryland reporting segment for net proceeds of $7.5 million. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge based on the difference between the contractual sale price and the carrying value of the property and, therefore, did not recognize a gain or loss on the sale, in its second quarter results. On June 16, 2010, the Company sold 7561 Lindbergh Drive, which was located in the Company’s Maryland reporting segment, for net proceeds of $3.9 million and recognized a gain on the sale of $0.6 million during the second quarter of 2010. The Company has had, and will have, no continuing involvement with either property subsequent to its disposal. Operating results of the properties and the gain on sale of real estate properties are reflected as discontinued operations in the Company’s consolidated statements of operations.
Net loss (income) attributable to noncontrolling interests in the Operating Partnership
Net loss (income) attributable to noncontrolling interests in the Operating Partnership are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2010	2009	2010	2009	Change	Change	Change	Change

	$55	$(16)	$103	$(202)	$71	444%	$305	151%
Net loss (income) attributable to noncontrolling interests in the Operating Partnership reflect the ownership interests in net (loss) income attributable to parties other than the Company. For the three months ended September 30, 2010, the Company incurred a net loss of $2.9 million compared with net income of $0.6 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the Company incurred a net loss of $5.1 million compared with net income of $7.4 million for the nine months ended September 30, 2009. Due to the issuance of additional shares of the Company’s common stock since September 30, 2009, the noncontrolling interests owned by limited partners decreased to 1.9% as of September 30, 2010 compared with 2.4% as of September 30, 2009.
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

Comparison of the Three and Nine Months Ended September 30, 2010 with the Three and Nine Months Ended September 30, 2009
The following table of selected operating data provides the basis for the Company’s discussion of Same Property NOI for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Number of buildings (1)	166	166	—	—	166	166	—	—

Same property revenue
Rental	$26,209	$26,447	$(238)	(0.9)	$78,300	$78,314	$(14)	—
Tenant reimbursements	5,483	5,475	8	0.1	17,759	17,204	555	3.2

Total same property revenue	31,692	31,922	(230)	(0.7)	96,059	95,518	541	0.6

Same property operating expenses
Property	7,482	7,325	157	2.1	23,248	22,269	979	4.4
Real estate taxes and insurance	2,714	3,096	(382)	(12.3)	8,994	9,415	(421)	(4.5)

Total same property operating expenses	10,196	10,421	(225)	(2.2)	32,242	31,684	558	1.8

Same property net operating income	$21,496	$21,501	$(5)	—	$63,817	$63,834	$(17)	—

Reconciliation to net income
Same property net operating income	$21,496	$21,501			$63,817	$63,834
Non-comparable net operating income (loss) (2) (3)	2,170	(153)			4,681	371
General and administrative expenses	(3,475)	(3,553)			(10,858)	(9,408)
Acquisition costs	(361)	(56)			(2,025)	(79)
Depreciation and amortization	(10,892)	(10,180)			(31,355)	(30,035)
Contingent consideration related to acquisition of property	—	—			(710)	—
Other expenses, net	(11,873)	(7,179)			(28,488)	(17,714)
Discontinued operations (4)	—	244			(171)	445

Net (loss) income	$(2,935)	$624			$(5,109)	$7,414

	Weighted Average				Weighted Average
	Occupancy at September 30,				Occupancy at September 30,
	2010	2009			2010	2009
Same Properties	84.6%	86.9%			85.0%	86.8%
Total	84.8%	86.9%			84.9%	86.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Rivers Park I and II, Cloverleaf Center, Ashburn Center, Three Flint Hill and 500 First Street, NW.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)	Discontinued operations represent the results of operations for Deer Park and 7561 Lindbergh Drive, which were both sold in the second quarter of 2010.

Same Property NOI decreased $5 thousand and $17 thousand for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. Total same property revenue decreased $0.2 million for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 due to an increase in vacancy. Total same property revenue for the nine months ended September 30, 2010 increased $0.5 million compared with 2009, primarily due to an increase in tenant reimbursement revenue as a result of higher recoverable operating expenses associated with significantly higher snow and ice removal costs in the first quarter of 2010. Same property operating expenses decreased $0.2 million for the three months ended September 30, 2010 compared with 2009 due to a reduction in real estate taxes, primarily in the Company’s Northern Virginia reporting segment. Same property operating expense increased $0.6 million for the nine months ended September 30, 2010 compared with 2009, which was primarily due to an increase in snow and ice removal costs recorded in the first quarter of 2010.
Maryland

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Number of buildings (1)	64	64	—	—	64	64	—	—

Same property revenue
Rental	$8,263	$8,293	$(30)	(0.4)	$24,626	$25,007	$(381)	(1.5)
Tenant reimbursements	1,686	1,512	174	11.5	5,397	5,006	391	7.8

Total same property revenue	9,949	9,805	144	1.5	30,023	30,013	10	—

Same property operating expenses
Property	2,335	2,235	100	4.5	7,570	7,331	239	3.3
Real estate taxes and insurance	1,049	1,058	(9)	(0.9)	3,096	3,036	60	2.0

Total same property operating expenses	3,384	3,293	91	2.8	10,666	10,367	299	2.9

Same property net operating income	$6,565	$6,512	$53	0.8	$19,357	$19,646	$(289)	(1.5)

Reconciliation to total property operating income:
Same property net operating income	$6,565	$6,512			$19,357	$19,646
Non-comparable net operating income (loss)(2) (3)	829	(8)			2,786	781

Total property operating income	$7,394	$6,504			$22,143	$20,427

	Weighted Average				Weighted Average
	Occupancy at September 30,				Occupancy at September 30,
	2010	2009			2010	2009
Same Properties	82.0%	83.1%			82.0%	84.8%
Total	82.9%	83.1%			82.9%	84.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Cloverleaf Center and RiversPark I and II.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.1 million for the three months ended September 30, 2010 and decreased $0.3 million for the nine months ended September 30, 2010 compared with the same periods in 2009. Total same property revenue increased by $0.1 million for the three months ended September 30, 2010 and slightly increased for the nine months ended September 30, 2010 compared with the same periods in 2009. Total same property operating expenses for the Maryland properties increased $0.1 million for the three months ended September 30, 2010 due to an increase in property maintenance expense and increased $0.3 million for the nine months ended September 30, 2010 compared with 2009 due to an increase in snow and ice removal costs incurred in the first quarter of 2010, which was partially offset by lower bad debt expense.
Northern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Number of buildings (1)	48	48	—	—	48	48	—	—

Same property revenue
Rental	$8,013	$8,214	$(201)	(2.4)	$24,232	$24,061	$171	0.7
Tenant reimbursements	1,462	1,796	(334)	(18.6)	5,525	5,575	(50)	(0.9)

Total same property revenue	9,475	10,010	(535)	(5.3)	29,757	29,636	121	0.4

Same property operating expenses
Property	2,119	2,230	(111)	(5.0)	6,958	6,633	325	4.9
Real estate taxes and insurance	674	970	(296)	(30.5)	2,819	3,204	(385)	(12.0)

Total same property operating expenses	2,793	3,200	(407)	(12.7)	9,777	9,837	(60)	(0.6)

Same property net operating income	$6,682	$6,810	$(128)	(1.9)	$19,980	$19,799	$181	0.9

Reconciliation to total property operating income
Same property net operating income	$6,682	$6,810			$19,980	$19,799
Non-comparable net operating income (loss)(2) (3)	1,314	(52)			1,805	(189)

Total property operating income	$7,996	$6,758			$21,785	$19,610

	Weighted Average				Weighted Average
	Occupancy at				Occupancy at
	September 30,				September 30,
	2010	2009			2010	2009
Same Properties	85.3%	88.3%			85.8%	88.8%
Total	85.0%	88.3%			84.8%	88.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Ashburn Center, Three Flint Hill and 500 First Street, NW.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties decreased $0.1 million for the three months ended September 30, 2010 and increased $0.2 million for the nine months ended September 30, 2010 compared with the same periods in 2009. Total same property revenue decreased $0.5 million for the three months ended September 30, 2010 compared with 2009 due to lower tenant reimbursement revenue as a result of lower recoverable operating expenses associated with real estate taxes and increased $0.1 million for the nine months ended September 30, 2010 compared with 2009 due to an increase in rental rates, which was partially offset by an increase in vacancy. Total same property operating expenses decreased $0.4 million and $0.1 million for the three and nine months ended September 30, 2010 compared with 2009, respectively, due to a decline in real estate taxes. The reduction in real estate taxes for the nine months ended September 30, 2010 was partially offset by an increase in snow and ice removal costs incurred during the first quarter of 2010.
Southern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Number of buildings (1)	54	54	—	—	54	54	—	—

Same property revenue
Rental	$9,933	$9,940	$(7)	(0.1)	$29,442	$29,246	$196	0.7
Tenant reimbursements	2,335	2,167	168	7.8	6,837	6,623	214	3.2

Total same property revenue	12,268	12,107	161	1.3	36,279	35,869	410	1.1

Same property operating expenses
Property	3,028	2,860	168	5.9	8,720	8,305	415	5.0
Real estate taxes and insurance	991	1,068	(77)	(7.2)	3,079	3,175	(96)	(3.0)

Total same property operating expenses	4,019	3,928	91	2.3	11,799	11,480	319	2.8

Same property net operating income	$8,249	$8,179	$70	0.9	$24,480	$24,389	$91	0.4

Reconciliation to total property operating income
Same property net operating income	$8,249	$8,179			$24,480	$24,389
Non-comparable net operating income (loss) (2)	27	(93)			90	(221)

Total property operating income	$8,276	$8,086			$24,570	$24,168

	Weighted Average				Weighted Average
	Occupancy at				Occupancy at
	September 30,				September 30,
	2010	2009			2010	2009
Same Properties	86.0%	88.6%			86.4%	87.0%
Total	86.0%	88.6%			86.4%	87.0%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-Comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Southern Virginia properties increased $0.1 million for both the three and nine months ended September 30, 2010 compared with 2009. Total same property rental revenue increased $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, compared with 2009 as a result of an increase in tenant reimbursements revenue and an increase in rental rates, which was offset by an increase in vacancy. Total same property operating expenses increased $0.1 million for the three months ended September 30, 2010 compared with 2009 due to an increase in utility expenses and increased $0.3 million for the nine months ended September 30, 2010 compared with 2009 primarily due to an increase in snow and ice removal costs in the first quarter.

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
Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected due to the ongoing economic downturn and the volatile financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 14% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans, unsecured senior notes, proceeds from disposal of strategically identified assets and the issuance of equity and debt securities. For example, during the third quarter of 2010, the Company issued 480,000 common shares through its controlled equity offering program at a weighted average offering price of $15.46 per share, generating net proceeds of $7.3 million. On September 30, 2010, the Company used the proceeds and available cash totaling $8.0 million to acquire a $10.6 million loan that encumbers a business park property in Maryland. At September 30, 2010, the Company had 4.8 million common shares available for issuance under its controlled equity offering program.
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
Financial Covenants
The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to, among other things, the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of September 30, 2010, the Company was in compliance with all the financial covenants related to its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at September 30, 2010 (dollars in thousands):
Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured
	Revolving Credit
	Facility and 2007				2008 Secured
	Secured Term Loan		Covenant		Term Loan		Covenant
Unencumbered Pool Leverage(1)	46.0%		≤ 65%		—		—
Unencumbered Pool Debt Service Coverage Ratio(1),(2)	3.04	x	≥ 1.75	x	—		—
Maximum Consolidated Total Indebtedness	52.2%		≤ 65%		49.4%		≤ 60%
Minimum Tangible Net Worth	$597,141		≥ $464,938		$666,689		≥ $464,938
Fixed Charge Coverage Ratio	1.95	x	≥ 1.50	x	1.95	x	≥ 1.50	x
Maximum Dividend Payout Ratio	82.8%		≤ 95%		82.8%		≤ 95%

(1)	Covenant does not apply to the Company’s 2007 and 2008 secured term loans.

(2)	Covenant applies only to the Company’s unsecured revolving credit facility.

Senior Notes

	Senior Notes		Covenant
Unencumbered Pool Leverage	44.7%		≤ 65%
Maximum Consolidated Total Indebtedness	50.8%		≤ 65%
Minimum Tangible Net Worth	$630,861		≥ $464,938
Fixed Charge Coverage Ratio	1.95	x	≥ 1.50	x
Maximum Dividend Payout Ratio	82.8%		≤ 95%
Maximum Secured Debt	30.5%		≤ 40%
Non-Financial Covenants in Mortgage Loan Documents
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of September 30, 2010, the Company believes that there were twelve mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $130 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and ten were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the NYSE. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its Unsecured Revolving Credit Facility, its two Secured Term Loans and its Exchangeable Senior Notes.
Cash Flows
Consolidated cash flow information is summarized as follows:

	Nine Months Ended
	September 30,
(amounts in thousands)	2010	2009	Change
Cash provided by operating activities	$29,636	$31,181	$(1,545)
Cash used in investing activities	(96,463)	(21,223)	(75,240)
Cash provided by (used in) financing activities	66,617	(14,342)	80,959
Net cash provided by operating activities decreased $1.5 million for the nine months ended September 30, 2010 compared with the same period in 2009. The decrease was the result of a net loss incurred for the nine months ended September 30, 2010 compared with net income for the same period in 2009, which was primarily due to an increase in acquisition costs of $1.9 million for the nine months ended September 30, 2010 as the Company acquired two properties during the nine months ended September 30, 2010. The Company did not acquire any properties during the nine months ended September 30, 2009. Also, the decline in net (loss) income for the nine months ended September 30, 2010 was due to $0.7 million of additional snow and ice removal expenses, net of recoveries, incurred in the first quarter of 2010 compared with 2009. The decrease in cash provided by operating activities was also due to a reduction of rents received in advance during the nine months ended September 30, 2010. The decline in cash provided by operating activities was partially offset by an increase operations provided by the additional properties acquired during 2010 and 2009.

Net cash used in investing activities increased $75.2 million for the nine months ended September 30, 2010 compared with the same period in 2009. The increase in cash used for investing activities is primarily due to the acquisition of two office buildings for $81.5 million during the second quarter of 2010. The Company did not acquire any properties during the nine months ended September 30, 2009. At September 30, 2010, the Company had paid $3.0 million in deposits on potential acquisitions and $8.0 million to acquire a mortgage loan collateralized by a property, compared with $2.5 million of deposits at September 30, 2009. On January 1, 2010, the Company deconsolidated a joint venture that owns RiversPark I. As a result, $0.9 million of cash held by RiversPark I was removed from the Company’s condensed consolidated financial statements. During the second quarter of 2010, the Company sold its Deer Park and 7561 Lindbergh Drive properties for net proceeds of $11.4 million. The Company did not dispose of any properties during the nine months ended September 30, 2009. The increase in cash used in investing activities was also offset by a $4.2 million reduction in the total additions to rental properties and construction in progress during the nine months ended September 30, 2010 compared with the same period in 2009.
Net cash provided by financing activities was $66.6 million for the nine months ended September 30, 2010 compared with cash used in financing activities of $14.3 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company issued $90.0 million of debt, which consisted of borrowings from the Company’s unsecured revolving credit facility totaling $51.0 million and a mortgage loan encumbering the Company’s 500 First Street, NW acquisition totaling $39.0 million. The increase in cash provided by (used in) financing activities was also attributed to the issuance of 6.3 million common shares, for net proceeds of $87.0 million, during the first quarter of 2010 and the issuance of 0.5 million common shares through its controlled equity offering program, generating net proceeds of $7.3 million, during the third quarter of 2010. The majority of the proceeds were used to repay $82.9 million of the Company’s outstanding revolving credit facility during the first quarter of 2010. During the nine months ended September 30, 2010, the Company retired $20.1 million of Exchangeable Senior Notes resulting in a gain of $0.2 million after deferred financing costs and discounts. The Company issued 0.9 million common shares in exchange for $13.03 million of Exchangeable Senior Notes and retired $7.02 million of Exchangeable Senior Notes with the proceeds from a draw on its unsecured revolving credit facility. The Company incurred deferred financing costs of $1.3 million during the nine months ended September 30, 2010 related to a new mortgage loan associated with the 500 First Street, NW acquisition and the expansion of its unsecured revolving credit facility, including the removal of a 1% LIBOR floor. In 2009 the Company issued 2.1 million shares of common stock, through its controlled equity offering program, for net proceeds of $22.3 million. For the nine months ended September 30, 2009, the Company borrowed $31.5 million on its unsecured revolving credit facility and used $47.0 million of cash to retire outstanding debt, including $34.5 million of its Exchangeable Senior Notes, which resulted in a gain on retirement of $6.3 million.
Contractual Obligations
On December 12, 2008, the Company entered a joint venture arrangement with a third party to own RiversPark I. The Company guaranteed to the joint ventures the rental payments associated with four leases with the former owner of RiversPark I. Two of the guarantees were terminated in 2008, and another guarantee was terminated in the fourth quarter of 2009. The final guarantee will expire in September 2011 or earlier if the space is re-leased. As of September 30, 2010, the maximum potential amount of future payments the Company could be required to make related to the remaining guarantee at RiversPark I is $0.1 million. Also, the Company is liable for its share of RiversPark I and II’s $28.0 million mortgage debt, which is $7.0 million, or 25%.
In connection with the Company’s acquisition of Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflects an increase in the anticipated fee to the seller. There was no significant change in the fair value of the contingent consideration for the three months ended September 30, 2010. As of September 30, 2010, the Company’s total contingent consideration obligation to the former owner of Ashburn Center was approximately $1.4 million.
On September 30, 2010, the Company acquired the first mortgage loan collateralized by Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. The Company acquired the $10.6 million mortgage loan for $8.0 million. The Company is in discussions with the owner to take title to the property through a deed-in-lieu of foreclosure in return for an immaterial amount of additional consideration to the owner if certain future leasing hurdles are met.
As of November 4, 2010, the Company had $5.5 million in non-refundable deposits outstanding related to the potential acquisition of five properties.

As of September 30, 2010, the Company had development and redevelopment contractual obligations of $2.2 million outstanding, primarily related to construction activities at Sterling Park Business Center — Lot 7, and capital improvement obligations of $1.2 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of September 30, 2010. Also, as of September 30, 2010, the Company had $5.8 million of tenant improvement obligations, which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of September 30, 2010.
Distributions
The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At September 30, 2010, the Company was the sole general partner of and owned 98.1% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Trustees.
Dividends
On October 26, 2010, the Company declared a dividend of $0.20 per common share representing an annualized dividend of $0.80 per share. The dividend will be paid on November 12, 2010, to common shareholders of record as of November 5, 2010.
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
The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income attributable to common shareholders	$(2,880)	$608	$(5,006)	$7,212
Add: Depreciation and amortization:
Real estate assets	10,892	10,180	31,355	30,035
Discontinued operations	—	(48)	231	148
Unconsolidated joint ventures	188	91	426	202
Consolidated joint ventures	—	(149)	—	(652)
Gain on sale of real estate properties	—	—	(557)	—
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(55)	16	(103)	202

FFO available to common shareholders and unitholders	$8,145	$10,698	$26,346	$37,147

Weighted average common shares and Operating Partnership units outstanding — diluted	38,165	28,991	35,718	28,271
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

At September 30, 2010, the Company’s exposure to variable interest rates consisted of $128.0 million of borrowings on its unsecured revolving credit facility and $60.0 million on two secured term loans. A change in interest rates of 1% would result in an increase or decrease of $1.9 million in interest expense on an annualized basis. The Company had $85.0 million of its variable rate debt hedged through two fixed-rate interest rate swap agreements, which expired in August 2010. In July 2010, the Company entered into an interest rate swap agreement that will, beginning on January 18, 2011, fix LIBOR at 1.474% on $50 million of the Company’s variable rate debt. The new swap agreement will mature on January 15, 2014.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2010, the Company was not subject to any material legal proceedings.
Item 1A. Risk Factors
As of September 30, 2010, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2009.
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

FIRST POTOMAC REALTY TRUST
Date: November 8, 2010	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: November 8, 2010	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

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