Form 10-K
period 2010-12-31
FIRST POTOMAC REALTY TRUST
filed 2011-03-11
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File Number 1-31824
FIRST POTOMAC REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7600 Wisconsin Avenue, 11th Floor, Bethesda, MD
(Address of principal executive offices)
20814
(Zip Code)
(301) 986-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange upon Which Registered

Common Shares of beneficial interest, $0.001 par value per share	New York Stock Exchange
7.750% Series A Cumulative Redeemable Perpetual Preferred shares	New York Stock Exchange
of beneficial interest, $0.001 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act) YES ☐ NO ☑
The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2010, held by those persons deemed by the registrant to be non-affiliates was $518,050,499.
As of March 4, 2011, there were 50,086,050 common shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

PART I

ITEM 1.	BUSINESS
Overview
First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and industrial properties in the greater Washington, D.C. region. The Company classifies its properties into three distinct segments, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. In 2010, the Company entered into the corporate office market in Washington, D.C., with the acquisition of four properties located in downtown Washington D.C., including one property purchased through an unconsolidated joint venture. The Company includes its properties located in Washington D.C. in its Northern Virginia reporting segment. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.
References in these financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At December 31, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At December 31, 2010, the Company wholly-owned or had a controlling interest in properties totaling 13.2 million square feet and had an ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company’s consolidated properties were 82.3% occupied by 592 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 85.2% occupied at December 31, 2010. The Company does not include square footage that is in development or redevelopment in its occupancy calculation. As of December 31, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.7 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
For the year ended December 31, 2010, the Company had consolidated net revenues of approximately $140 million and consolidated total assets of $1.4 billion. Required financial information related to the Company’s three reporting segments is set forth in footnote 18, Segment Information, to the Company’s consolidated financial statements.
The Company’s principal executive offices are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. The Company leases approximately 18,000 square feet at this location and believes this space is sufficient to meet its current needs. The Company has five other offices for its property management operations, which occupy approximately 23,000 square feet within buildings it owns.
The Company’s History
Our operating partnership was formed in December 1997 by Louis T. Donatelli, our former Chairman, Douglas J. Donatelli, our current Chairman and Chief Executive Officer and Nicholas R. Smith, our Executive Vice President and Chief Investment Officer, to focus on the acquisition, redevelopment and development of industrial properties and business parks, primarily in the suburban markets of the Washington, D.C. metropolitan area. The Company completed its initial public offering (“IPO”) in October 2003, raising net proceeds of approximately $118 million. At December 31, 2003, the Company owned 17 properties totaling approximately 2.9 million square feet and had revenues of $18.4 million and total assets of $244.1 million. Through its business strategy and operating model, by December 31, 2006, the Company had almost quadrupled its square footage owned and had more than quadrupled its revenues and total assets. During 2007 and 2008, the Company’s management team chose not to expand the Company’s portfolio given the increase in asset prices. The company therefore focused on maximizing the value of its assets under management and maintaining a flexible balance sheet. In 2009, the Company began seeing attractive acquisition opportunities and determined that it was the appropriate time to begin growing its portfolio again, expanding its platform to include more multi-story office properties. In 2010, the Company entered the office market in Washington, D.C., with the acquisition of four properties, including one property purchased through an unconsolidated joint venture.

Narrative Description of Business
The Operating Partnership was formed in 1997 and has used management’s knowledge of and experience in the greater Washington, D.C. region to transform the Company into a leading office and industrial property, as well as business park, owner in the region. The Company is well positioned given its reputation and access to capital combined with the large number of properties meeting its investment criteria.
The Company’s acquisition strategies focus on properties in its target markets that generally meet the following investment criteria:
•	established locations;
•	below-market rents; and/or
•	absentee ownership.
The Company uses its contacts, relationships and local market knowledge to identify and opportunistically acquire office buildings, office parks, business parks and industrial properties in its target markets. The Company also believes that its reputation for professional property management and its transparency as a public company allow it to attract high-quality tenants to the properties that it acquires, leading, in some cases, to increased profitability and value for its properties.
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
Significant 2010 Activity and Subsequent Transactions
•	In 2010, completed eight acquisitions for total consideration of $286.2 million;

•	In 2011, completed a two property portfolio acquisition for $33.8 million;

•	Completed two additional acquisitions through unconsolidated joint ventures for total consideration of $73.0 million;

•	Raised net proceeds of $264.8 million through the issuance of 18.3 million common shares;

•	In 2011, the Company raised net proceeds of $111.3 million through the issuance of 4.6 million 7.750% Series A Preferred Shares;

•	Executed 2.3 million square feet of leases, generating over 163,000 square feet of positive net absorption;

•	In 2010, sold two properties in the Maryland region for net proceeds of $11.4 million; and

•	In 2011, sold a property in the Maryland region for net proceeds of $10.8 million
Total assets were $1.4 billion at December 31, 2010 compared with $1.1 billion at December 31, 2009.

Competitive Advantages
The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, which include:
•	Experienced Management Team. The Company’s executive officers average more than 30 years of real estate experience in the greater Washington, D.C. region.
•
Focused Strategy. The Company focuses on office and industrial properties, as well as business parks, in the greater Washington, D.C. region. The Company believes the greater Washington, D.C. region is one of the largest, most stable markets in the U.S. for assets of this type.

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

•
Favorable Lease Terms. As of December 31, 2010, 521 of the Company’s 789 leases (representing 71.4% of the leased space in the Company’s consolidated portfolio) were triple-net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for revenue growth through contractual rent increases.

•
High Quality Tenant Mix. At December 31, 2010, over 20% of the Company’s total annualized rental revenue was derived from the U.S. Government, state governments or government contractors. The Company’s non-government related tenant base is highly diverse. Approximately 45% of the Company’s annualized base rent is generated from its 30 largest tenants, and its largest 100 tenants generate roughly two-thirds of its annualized base rent. The balance of the Company’s tenants, which is comprised of over 500 different companies, generates the remaining one-third of its annualized base rent. The Company believes its high concentration of government related revenue, coupled with its diversified tenant base, provide a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company
The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	49	Chairman of the Board of Trustees and Chief Executive Officer
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

Barry H. Bass	47	Executive Vice President, Chief Financial Officer
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

Joel F. Bonder	62	Executive Vice President, General Counsel and Secretary
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

James H. Dawson	53	Executive Vice President, Chief Operating Officer
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

Name	Age	Position and Background
Nicholas R. Smith	46	Executive Vice President, Chief Investment Officer
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

Michael H. Comer	45	Senior Vice President, Chief Accounting Officer
Michael H. Comer served as the Company’s Vice President and Chief Accounting Officer since August 2003 and was elected Senior Vice President in February 2005. Prior to joining the Company, Mr. Comer was Controller at Washington Real Estate Investment Trust (WRIT), a Washington, D.C.-based, diversified real estate investment trust, where from 1999 to 2003 he was responsible for overseeing the Company’s accounting operations and its internal and external financial reporting. Prior to his tenure at WRIT, he was a manager in corporate accounting at The Federal Home Loan Mortgage Corp., and, prior to that position, was with KPMG LLP in Washington, D.C. where he performed audit, consultation and advisory services from 1990 to 1994. He is a CPA and a graduate of the University of Maryland where he received a Bachelor of Science degree in Accounting. Mr. Comer is a member of the American Institute of Certified Public Accountants and NAREIT.

Timothy M. Zulick	47	Senior Vice President, Leasing
Timothy M. Zulick has served as Senior Vice President, Leasing since August 2004. Prior to joining the Company, Mr. Zulick was Senior Vice President at Trammell Crow Company where, from 1998 to 2004, he concentrated on leasing, sales and development of business park and industrial properties in the Baltimore-Washington Corridor. From 1994 to 1998, he worked as a tenant and landlord representative with Casey ONCOR International where he also focused on leasing and sales of industrial properties. Prior to that, Mr. Zulick was with Colliers Pinkard and specialized in the valuation of commercial real estate in Maryland. He received a Bachelor of Science degree in Business Administration from Roanoke College. Mr. Zulick is a licensed real estate person and an active member of the Society of Industrial and Office Realtors (SIOR).
The Company’s Market
The Company operates, invests in, and develops, office, business parks and industrial properties in the greater Washington, D.C. region. Within this area, the Company’s primary markets are the Washington, D.C. metropolitan statistical area (“MSA”), which includes Washington D.C., northern Virginia and suburban Maryland, and the Richmond and Norfolk MSAs. The Company derives approximately 64% of its annualized base rent from the Washington, D.C. MSA, and, in the aggregate, the Richmond and Norfolk MSAs contribute approximately 31% of the Company’s annualized base rent. The Company also owns and operates assets in the Baltimore, Maryland, market, which represent 5% of its annualized base rent.
According to data from CB Richard Ellis, a real estate research and services provider, the Washington, D.C. MSA contains approximately 380 million square feet of office property and over 150 million of business park and industrial property.
The Washington, D.C. MSA has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. MSA also boasts one of the most stable regional economies in the country, primarily attributable to the presence of the U.S. Government and the numerous contractors that service the U.S. Government. The regional economy is supported by the spending of the U.S. Government, which accounts for over $140 billion of annual spending in the Washington D.C. MSA. In 2010, the D.C. MSA led the nation in job creation with over 57,000 jobs created in 2010, according to BLS data, and as of January 2011 had the lowest unemployment rate of large cities at 5.7%.
The outlook for the Washington D.C. region remains steady, with job creation expected to average over 40,000 annually between 2011 and 2015 based on economic projections from the Center for Regional Analysis at George Mason University (“GMU-CRA”). Regional GDP is also expected to track above the national average through 2015, based on GMU-CRA projections.

Norfolk, Virginia, is the Company’s second largest market when measured by annualized base rent and square footage. The Company owns approximately 3.5 million square feet in Norfolk and derives approximately 21% of its annualized base rent from the market. Norfolk is home to the largest military installation in the world, according to the United States Navy, and has an even larger percentage of federal government employees than Washington, D.C. In December of 2010, the Norfolk MSA (formally known as the Virginia Beach, Norfolk-Newport News metropolitan statistical area) had the fifth lowest unemployment rate for large metropolitan areas at 7.0% based on BLS data. In addition, the Norfolk port is the third busiest port, in terms of container volume, on the East Coast of the United States and experienced an overall volume increase of roughly 11% in 2010. The Norfolk port is the only East Coast container port currently capable of handling next generation (post 2014) Panama Canal ships.
The Company owns approximately 1.7 million square feet in Richmond, Virginia, and derives approximately 10% of its annualized base rent from the market. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants and, as the state capital, benefits from the sizable presence of state government. Several Fortune 500 companies also choose to make Richmond their headquarters, complementing the strong government demand. The unemployment rate in the Richmond MSA at December 31, 2010 was 7.3%, markedly better than the 9.7% national average.
Competition
We compete with other REITs, public and private real estate companies, private real estate investors and lenders in acquiring properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.
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

We also may incur liability arising from mold growth in the buildings we own or operate. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, and others if property damage or personal injury occurs.
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
Employees
The Company had 144 employees as of February 15, 2011. The Company believes relations with its employees are good.
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
Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our results of operations, cash flow and ability to make distributions to our security holders will be materially adversely affected. Income from properties may be adversely affected by, among other things,:
•	downturns in the national, regional and local economic conditions (particularly in the greater Washington D.C. region, where our properties are located);
•	declines in the financial condition of our tenants (including tenant bankruptcies) and our ability to collect rents from our tenants;
•	decreases in rent and/or occupancy rates due to competition, oversupply or other factors;
•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance (including snow removal costs, which have been higher in recent years) and utilities;
•	vacancies and the need to periodically repair, renovate and re-lease space, or significant capital expenditures;
•	reduced capital investment in or demand for real estate in the future;
•	costs of remediation and liabilities associated with environmental conditions and laws;
•	terrorist acts or acts of war which may result in uninsured or underinsured losses;
•	decreases in the underlying value of our real estate;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
We significantly increased the size of our portfolio during 2010 and may continue to meaningfully grow our portfolio, and newly developed and acquired properties may initially be dilutive and/or may not produce the returns that we expect, which could materially adversely affect our results of operations and growth prospects.
During 2010, we focused our efforts on the acquisition, development and redevelopment of business parks and industrial and office properties, and we significantly increased the size of our portfolio. We intend to continue to acquire and develop additional business park and industrial and office properties, and the size of our portfolio could meaningfully increase even further. These acquisitions may be initially dilutive to our net income. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. We have acquired, and may continue to acquire, properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased at favorable rental rates. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in originally analyzing the investment (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating costs), thereby having a material adverse effect on our results of operations. This risk may be particularly pronounced for properties placed into development or acquired shortly before the recent economic downturn, where we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed.

In addition, when we acquire certain properties that are significantly under-leased, we often plan to reposition or redevelop them with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping such properties may prove to be inaccurate, which may result in our failure to meet our profitability goals. If one or more of these new properties do not perform as expected, our results of operations may be materially adversely affected.
Our business strategy contemplates expansion through acquisition and we may not be able to adapt our management and operational systems (including leasing and property management) to successfully integrate new properties into our portfolio without unanticipated disruption or expense, which could have a material adverse effect on our results of operations and financial condition.
Our business strategy contemplates expansion through acquisition, and we significantly increased the size of our portfolio during 2010. The size of our portfolio could meaningfully increase further, as we execute our business plan. As we increase the size of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate new properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. In particular, because we have begun acquiring large, multi-tenant office properties, we cannot assure you that our leasing and property management functions will successfully and efficiently lease and operate such properties. Our acquisitions of properties will generate additional operating expenses that we will be required to pay. Our past growth has required, and our growth will continue to require, increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate acquisitions into our portfolio and manage our growth could have a material adverse effect on our results of operations and financial condition.
We have limited experience in owning, developing and operating large, multi-tenant office properties, particularly in downtown Washington, D.C., which could have a material adverse effect on our results of operations.
During 2010, we acquired four multi-story office buildings, including one through an unconsolidated joint venture, located in downtown Washington D.C. comprising approximately 0.5 million square feet of gross leasable area. These office properties have the capacity to support multiple tenants. Prior to 2010, our portfolio was comprised principally of business parks and industrial properties and smaller office properties located outside of downtown Washington, D.C. We have very limited experience in owning, developing, leasing and operating large, multi-tenant office properties that require, among other things, additional leasing and property management capability. We cannot assure you that management’s past experience will be sufficient to successfully own, develop, lease, manage and operate such office properties (or additional office properties that we may acquire in the future), particularly in the downtown Washington, D.C. market where we have limited operating experience, the failure of which could have a material adverse effect on our results of operations.
If current adverse global market and economic conditions worsen or do not fully recover, our business, results of operations, cash flow and financial condition may be materially adversely affected.
Overall financial market and economic conditions have been challenging in recent years, beginning with the credit crisis and a recession in 2008. Challenging economic conditions persisted throughout 2010 and have continued to some degree into 2011. These conditions, which could continue, combined with the ongoing difficult financial conditions still being faced by numerous financial institutions, high unemployment and residential and commercial real estate markets that are slow to recover, among other things, have contributed to ongoing market volatility and uncertain expectations for the U.S. and other economies.
As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in the markets in which we own properties and we and our tenants conduct operations. Concern about the stability of the markets generally and the strength of numerous financial institutions specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers, which may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants and our lenders. If these conditions do not fully recover, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in material adverse effects on our and our tenants’ financial condition and results of operations. In particular, if our tenants’ businesses or ability to obtain financing deteriorates further, they may be unable to pay rent to us, which could have a material adverse effect on our cash flow.

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
We cannot predict the duration or severity of the current economic challenges, and it these conditions worsen or do not fully recover, our business, results of operations, cash flow and financial condition may be materially adversely affected.
We may not be able to access adequate cash to fund our business or growth strategy, which could have a material adverse effect on our results of operations, financial condition and cash flow.
Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under our unsecured revolving credit facility, proceeds from sales of strategically identified assets and potential joint ventures and, when market conditions permit, through the issuance of debt and equity securities from time to time. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations. This risk may be even more pronounced given the ongoing challenging economic conditions being faced by some of our tenants.
Moreover, we rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on:
•	general market conditions;
•	the market’s view of the quality of our assets;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock.
If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the distributions to our shareholders.
We are subject to the credit risk of our tenants, who may declare bankruptcy or otherwise fail to make lease payments, which could have a material adverse effect on our results of operations and cash flow.
We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, the recent global recession and disruptions in the financial and credit markets, local economic conditions and other factors affecting the industries in which our tenants operate may affect our tenants’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants to be unable to meet their financial obligations, including making rental payments to us, which may result in their bankruptcy or insolvency. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding and may reject the lease. In the event of the tenant’s breach of its obligations to us or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. The loss of rental revenues from any of our larger tenants, a number of our smaller tenants or any combination thereof, combined with our inability to replace such tenants on a timely basis may materially adversely affect our results of operations and cash flow.

A majority of our tenants hold leases covering less than 10,000 square feet. Many of these tenants are small companies with nominal net worth, and therefore may be challenged in operating their businesses during economic downturns. In addition, certain of our properties are, and may be in the future be, substantially leased to a single tenant and, therefore, such property’s operating performance and our ability to service the property’s debt is particularly exposed to the economic condition of the tenant. The loss of rental revenues from any of our larger tenants or a number of our smaller tenants may materially adversely affect our results of operations and cash flow.
Loss of the U.S. Government as a tenant could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties.
The U.S. Government accounted for 11% of our total annualized rental revenue as of December 31, 2010, and the U.S. Government combined with government contractors accounted for over 20% of our total annualized rental revenue as of December 31, 2010. Some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from our inability to comply with the UFC standards or for any other reason, including pursuant to the government’s contractual termination rights or significant reductions in federal government spending, or the loss of a future significant tenant would have a material adverse effect on our results of operations and could cause the value of our affected properties to be impaired. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and adversely affect our ability to make distributions to our security holders.
We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.
Approximately 14% of our annualized base rent is scheduled to expire in 2011, and approximately 8% of our annualized base rent is scheduled to expire during 2012. Current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. For example, as discussed in the risk factor above, our leases with the U.S. Government include favorable tenant termination provisions. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants (particularly in light of the ongoing challenging economic conditions in the U.S.) and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue, which would have a material adverse effect on our results of operations and cash flow.
Our debt level may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects.
As of December 31, 2010, we had approximately $725 million of outstanding indebtednesses, consisting principally of our mortgage debt, convertible notes, senior unsecured notes, terms loans and amounts outstanding under our credit facility. In connection with our acquisition and development activity, we significantly increased our debt during 2010. We will incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.
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
•
certain defaults under our mortgage loan documents or other indebtedness could cause a default under, and the acceleration of payments related to, certain of our indebtedness, including as of December 31, 2010 our Senior Series A and Series B Notes in the aggregate outstanding principal amount of $75 million, our unsecured revolving credit facility in an aggregate outstanding amount of $191 million, our secured term loans in the aggregate outstanding amount of $110 million, and our Exchangeable Senior Notes in an aggregate outstanding amount of $30.5 million.

If the economic performance of any of our properties declines, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure with a resulting loss of income and asset value.
In addition, under the covenants of our unsecured revolving credit facility, secured term loans and senior notes, we have certain restrictions on the amount of debt we are allowed to incur and such covenants otherwise place restrictions on our operations (including, among other things, requirements to maintain specified coverage ratios and other financial covenants, and limitations on our ability to make dividends, enter into joint ventures, develop properties and engage in certain business combination transactions), which could limit our ability to execute our business plan and would adversely affect our financial condition, results of operations and ability to make distributions to our shareholders. Our leverage levels may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business through, among other things, acquisitions and developments. Our leverage levels also may adversely affect the market price of our securities if an investment in our Company is perceived to be more risky than an investment in our peers. Furthermore, the restrictions placed on our business pursuant to the terms of our debt instruments may restrict our ability to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to our company.
We may be required to repay or refinance a portion of our mortgage indebtedness prior to its maturity date, which could have a material adverse effect on our financial condition and results of operations
Certain of our subsidiaries are borrowers on mortgage indebtedness, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of our common shares on the NYSE, the issuance of common shares by us, or the issuance of units of limited partnership interest in our operating partnership. As of December 31, 2010, we believe that there were eleven mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $112 million. Two of these mortgage loans were entered into prior to our initial public offering (“IPO”) in 2003 and nine were assumed subsequent to our IPO. In January 2011, the Company repaid, with available cash, a $12.0 million mortgage with a Prohibited Transfer provision that was assumed subsequent to its IPO. In addition, in January 2011, the Company agreed to a modification of a $22.1 million mortgage loan to expressly permit such trading and issuances. In each instance, we received the consent of the mortgage lender to consummate our IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by our subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although we believe that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company.
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
We have an unsecured revolving credit facility, secured term loans in an aggregate amount of $110.0 million and certain other debt, some of which is unhedged, that bears interest at a variable rate. As of December 31, 2010, we had $301.0 million of variable rate debt, none of which, was hedged through interest rate swap agreements. In July 2010, we entered into an interest rate swap agreement that, beginning on January 18, 2011, fixed LIBOR at 1.474% on $50.0 million of the our variable rate debt. The interest rate swap will mature on January 15, 2014. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged properly or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2010 increased by 1%, or 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flow by approximately $3.0 million annually.
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
•
the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our equity.

Hedging involves risk and typically involves costs, including transaction costs that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to shareholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. REIT qualification rules may limit our ability to enter into hedging transactions by, among other things, requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure.
We compete with other parties for tenants and property acquisitions.
Our business strategy contemplates expansion through acquisition. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs and institutional investment funds, for the acquisition, development and leasing of properties. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future, which may impede our growth and/or have a material adverse effect on our results of operations. In addition, competition for acquisitions make require us to, among other things, make concessions to sellers and/or agree to higher non-refundable deposits, which could require us to agree to acquisition terms less favorable to us.
We also face significant competition for tenants in our properties from owners and operators of business park and industrial and office properties who may be more willing to make space available to prospective tenants at lower prices than comparable spaces in our properties, especially in difficult economic times. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge, which could materially and adversely affect our results of operations.

All of our properties are located in the greater Washington D.C. region, making us vulnerable to changes in economic, regulatory or other conditions in that region that could have a material adverse effect on our results of operations.
All of our properties are located in the greater Washington D.C. region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the greater Washington D.C. region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. There can be no assurance that these markets will continue to grow or that favorable economic conditions will exist. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. For example, the U.S. Government, which has a large presence in our markets, accounted for 11% of our total annualized rental revenue as of December 31, 2010, and the U.S. Government combined with government contractors accounted for over 20% of our total annualized rental revenue as of December 31, 2010. We are therefore directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the greater Washington D.C. region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.
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
We may make selected acquisitions outside our current geographic market from time to time as appropriate opportunities arise. Our historical experience is in the greater Washington D.C. region, and we may not be able to operate successfully in other market areas where we have limited or no experience. We may be exposed to a variety of risks if we choose to enter new markets. These risks include, among others:
•	a lack of market knowledge and understanding of the local economies;
•	an inability to identify promising acquisition or development opportunities;
•	an inability to identify and cultivate relationships that, similar to our relationships in the greater Washington D.C. region, are important to successfully effecting our business plan;
•	an inability to employ construction trades people; and
•	a lack of familiarity with local government and permitting procedures.

Any of these factors could adversely affect the profitability of projects outside our current markets and limit the success of our acquisition and development strategy. If our acquisition and development strategy is negatively affected, our growth may be impeded and our results of operations materially adversely affected.
In addition, during 2010 we entered the downtown Washington, D.C. market in connection with our acquisition of a number of downtown Washington, D.C. real estate assets. See “We have limited experience in owning, developing and operating large, multi-tenant office properties, particularly in downtown Washington, D.C., which could have a material adverse effect on our results of operations,” above. We have no previous experience with owning and operating properties in downtown Washington, D.C., which could have a material adverse effect on our results of operations.
We have limited experience in engaging in lending activities, which could have a material adverse effect on our results of operations.
During 2010, we structured an investment in a Washington, D.C. office property in the form of a $25 million loan to the owners of the property, which is secured by a portion of the equity interests in the entities that own the underlying real estate, bears interest at a rate of 12.5% per annum, is interest only and matures on April 1, 2017. This loan is effectively subordinate to a senior mortgage loan on the property. We may engage in additional lending activities in the future, including mezzanine financing activities. These types of loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our shareholders.
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
We have, and may in the future, make investments through partnerships, limited liability companies or joint ventures, some of which may be significant in size. In particular, during 2010 and thus far in 2011, we have entered a number of joint ventures in connection with our acquisition and development of various real estate assets. Partnership, limited liability company or joint venture investments may involve various risks, including the following:
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
We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Moreover, the REIT rules governing property sales and agreements that we may enter into with joint venture partners or contributors to our operating partnership not to sell certain properties for a period of time may interfere with our ability to dispose of properties on a timely basis without incurring significant additional costs.
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
Our operating expenses could be higher than anticipated due to liability created under, existing or future federal, state, or local environmental laws and regulations for contamination. An owner or operator of real property can face strict, joint and several liability for environmental contamination created by the presence or discharge of hazardous substances, including petroleum-based products at, on, under or from the property. Similarly, a former owner or operator of real property can face the same liability for the disposal of hazardous substances that occurred during the time of ownership or operation. We may face liability regardless of:
•	our lack of knowledge of the contamination;
•	the extent of the contamination;

•	the timing of the release of the contamination; or
•	whether or not we caused the contamination.
Environmental liability for contamination may include the following, without limitation: investigation and feasibility study costs, remediation costs, litigation costs, oversight costs, monitoring costs, institutional control costs, penalties from state and federal agencies, and third-party claims. Moreover, operations on-site may be required to be suspended until certain environmental contamination is remediated and/or permits are received and environmental laws can impose permanent restrictions on the manner in which a property may be used depending on the extent and nature of the contamination. This may result in a default of the terms of the lease entered into with our tenants. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. In addition, the presence of hazardous substances at, on, under or from a property may adversely affect our ability to sell the property or borrow using the property as collateral, thus harming our financial condition.
There may be environmental liabilities associated with our properties of which we are unaware. For example, some of our properties contain, or may have contained in the past, underground tanks for the storage of hazardous substances, petroleum-based or waste products, or some of our properties have been used, or may have been used, historically to conduct industrial operations, and any of these circumstances could create a potential for release of hazardous substances.
Non-compliance with environmental laws at our properties may have a material adverse effect on our results of operations, financial condition and cash flow.
Our properties are subject to various federal, state, and local environmental laws. Non-compliance with these environmental laws could subject us or our tenants to liability and changes in these laws could increase the potential costs of compliance or increase liability for noncompliance. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. Moreover, these environmental liabilities could affect our tenants’ ability to make rental payments to us. Non-compliance with environmental laws at our properties could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.
Liabilities arising from the presence of hazardous building materials at our properties may have a material adverse effect on our results of operations, financial condition and cash flow.
As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.
The Company’s properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects, property damage, or remediation costs.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria. Concern about indoor exposure to airborne toxins or irritants, including mold, has been increasing as exposure to these airborne contaminants have been alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise.

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
Terrorist attacks may negatively affect our business and our results of operations. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. In particular, we may be directly exposed in Washington, D.C., a large metropolitan area that has been, or may be in the future, a target of actual or threatened terrorism attacks. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment.
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
Our Series A Preferred Shares have, and future issuances of our preferred shares may have, terms that may discourage a third party from acquiring us.
In January 2011, we issued 4.6 million of our Series A Cumulative Redeemable Perpetual Preferred Shares. Our Series A Preferred Shares have certain conversion and redemption features that could be triggered upon a change of control, which may make it more difficult for or discourage a party from taking over our company. In addition, our declaration of trust permits our board of trustees to issue up to 50 million preferred shares, issuable in one or more classes or series. Our board of trustees may increase the number of preferred shares authorized by our declaration of trust without shareholder approval. Our board of trustees may also classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, to participate in earnings and to convert into securities) of any such preferred shares, which rights may be superior to those of our common shares. Thus, in addition to our Series A Preferred Shares, our board of trustees could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

Our ownership limitations may restrict business combination opportunities.
To qualify as a REIT under the Internal Revenue Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect beneficial ownership (as defined under the Code) by any person of (i) more than 8.75% of the number or value of our outstanding common shares or (ii) more than 8.75% of the value of our outstanding shares of all classes. In addition, pursuant to the Articles Supplementary setting forth the terms of our Series A Preferred Shares, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% (by value or number of shares, whichever is more restrictive) of our Series A Preferred Shares. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Our declaration of trust has created a special higher ownership limitation of no more than 14.9% for the group comprised of Louis T. Donatelli, Douglas J. Donatelli and certain related persons. Unless the applicable ownership limitation is waived by our board of trustees prior to transfer, any transfer of our common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Common shares that would otherwise be held in violation of the ownership limit will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of (i) more than 8.75% of the number or value of our outstanding common shares or (ii) more than 8.75% in value of our outstanding shares of all classes.
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
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 2003. The requirements for qualification as a REIT, however, are complex and interpretations of the federal income tax laws governing REITs are limited. The REIT qualification rules are even more complicated for a REIT that invests through an operating partnership, in various joint ventures, in other REITs and in both equity and debt investments. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, substantially reduce our cash available to make distributions to our shareholders. In addition, if we failed to qualify as a REIT, we would no longer be required to make distributions for U.S. federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.
Even if we maintain our qualification as a REIT, we will be subject to any applicable state, local or foreign taxes and our taxable REIT subsidiaries are be subject to federal, state and local income taxes at regular corporate rates.
Failure of our operating partnership to be treated as a partnership for federal income tax purposes would result in our failure to qualify as a REIT.
Failure of our operating partnership (or a subsidiary partnership) to be treated as a partnership would have serious adverse consequences to our shareholders. If the IRS were to successfully challenge the tax status of our operating partnership or any of its subsidiary partnerships for federal income tax purposes, our operating partnership or the affected subsidiary partnership would be taxable as a corporation. In such event, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT.

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
We have distributed, and intend to continue to distribute, to our shareholders all or substantially all of our REIT taxable income each year in order to comply with the distribution requirements of the Internal Revenue Code and to eliminate all federal income tax liability at the REIT level and liability for the 4% nondeductible excise tax. Our distribution requirements limit our ability to accumulate capital for other business purposes, including funding acquisitions, debt maturities and capital expenditures. Thus, our ability to grow through acquisitions will be limited if we are unable to obtain debt or equity financing. In addition, differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable income and the effect of required debt amortization payments could require us to borrow funds or make a taxable distribution of our shares or debt securities to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.
Our disposal of properties may have negative implications, including unfavorable tax consequences.
If we make a sale of a property directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under the federal income tax laws applicable to REITs, in which case our gain, or our share of the gain, from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we may seek to conduct that sales activity through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service will not assert successfully that sales of properties that we make directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes are sales of dealer property or inventory, in which case the 100% penalty tax would apply. Moreover, we have entered and may enter into agreements with joint venture partners or contributors to our operating partnership that require us to avoid taxable property sales and to maintain property-level indebtedness on contributed properties for a period of years. Sales of properties or repayment of indebtedness may result in adverse consequences to our partners for which we may have full or partial indemnification obligations.
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
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders taxed at individual rates has been reduced by legislation to 15% through the end of 2012. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the market price of the stock of REITs, including our common shares.
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
Risks Related to an Investment in Our Equity Securities
Our common and preferred shares trade in a limited market which could hinder your ability to sell our common or preferred shares.
Our common shares experience relatively limited trading volume; many investors, particularly institutions, may not be interested (or be permitted) in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having a limited market, thereby making our common shares a less attractive investment for some investors. In addition, an active trading market on the NYSE for our Series A Preferred Shares issued in January 2011 (which were our first issuance of preferred shares) may not develop or, if it does develop, may not last, in which case the trading price of our Series A Preferred Shares could be adversely affected. If an active trading market does develop on the NYSE, our Series A Preferred Shares may trade at prices lower than the initial offering price.

The market price and trading volume of our common and preferred shares may be volatile.
The market price of our common shares has been and is likely to continue to be more volatile than in prior years and subject to wide fluctuations. In addition, the trading volume in our common and preferred shares may fluctuate and cause significant price variations to occur. Common and preferred share prices for REITs have experienced significant downward pressure in recent years in connection with the disruptions in the real estate and credit markets and the current economic downturn and may continue to experience such downward pressures in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common and preferred shares include:
•	actual or anticipated declines in our quarterly operating results or distributions;
•	reductions in our funds from operations;
•	declining occupancy rates or increased tenant defaults;
•	general market and economic conditions, including continued volatility in the financial and credit markets;
•	increases in market interest rates that lead purchasers of our securities to demand a higher dividend yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional shareholders;
•	our issuance of additional debt or preferred equity securities;
•	speculation in the press or investment community; and
•
unanticipated charges due to the vesting of equity based compensation awards upon achievement of certain performance measures that cause our operating results to decline or fail to meet market expectations.

Broad market fluctuations could negatively impact the market price of our common or preferred shares.
The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common or preferred shares, regardless of our operating performance. Furthermore, our operating results and prospects may be below the expectations of investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common or preferred shares.
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
We intend to make quarterly distributions to our shareholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. Even though we have made distributions on our common shares each fiscal quarter since January 1, 2004, we have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent Securities and Exchange Commission filings. For example, we significantly reduced our quarterly distribution during 2009. Comparable companies to ours have also reduced and, in some cases, eliminated their distribution payments. All distributions will be made at the discretion of our board of trustees and their payment and amount will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of trustees may deem relevant from time to time. We cannot assure you of our ability to make distributions in the future or that the distributions will be made in amounts similar to our historic distributions. In particular, our outstanding debt, and the limitations imposed on us by our debt agreements, could make it more difficult for us to satisfy our obligations with respect to our equity securities, including paying dividends. Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares, and future offerings of preferred shares could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common shares. In addition, some of our distributions may include a return of capital or may be taxable distributions of our shares or debt securities.
Future offerings of debt securities, which would rank senior to our common and preferred shares upon liquidation, and future offerings of equity securities, which would dilute our existing shareholders and may be senior to our common shares or senior to or on parity with our preferred shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of our equity securities.
In the future, particularly as we seek to acquire and develop additional real estate assets consistent with our growth strategy, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including senior or subordinated notes and series of preferred shares or common shares. For example, during 2010 and thus far during 2011, we sold approximately 18.3 million common shares and 4.6 million preferred shares in underwritten public offerings.
Our preferred shares will rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Further, upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our equity securities, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our equity securities bear the risk of our future offerings reducing the market price of our equity securities and diluting their share holdings in us.
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

Holders of Series A Preferred Shares have extremely limited voting rights.
Holders of Series A Preferred Shares have extremely limited voting rights. Our common shares are the only class of our equity securities carrying full voting rights. Voting rights for holders of Series A Preferred Shares exist primarily with respect to the ability to appoint additional trustees to our Board of Trustees in the event that six quarterly dividends (whether or not consecutive) payable on our Series A Preferred Shares are in arrears, and with respect to voting on amendments to our declaration of trust or our Series A Preferred Shares Articles Supplementary that materially and adversely affect the rights of Series A Preferred Shares holders or create additional classes or series of preferred shares that are senior to our Series A Preferred Shares. Other than very limited circumstances, holders of Series A Preferred Shares will not have voting rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company classifies its properties into three distinct reporting and operational segments within the broader greater Washington D.C, region, which it refers to as the Maryland, Northern Virginia and Southern Virginia reporting segments. The Company acquired four properties in Washington, D.C. in 2010, including one through an unconsolidated joint venture. The Company currently includes the properties in its Northern Virginia reporting segment as all operational and management decisions are currently handled by the Company’s Northern Virginia management team. The following sets forth certain information for the Company’s consolidated properties as of December 31, 2010 (including properties in development and redevelopment):
MARYLAND

						Leased at	Occupied at
		Property		Year(s) of	Square	December 31,	December 31,
Property	Buildings	Type(1)	Location	Acquisition	Footage	2010(2)	2010(2)

SUBURBAN MD

Frederick
15 Worman’s Mill Court	1	OP	Frederick	2004	40,051	87.7%	87.7%
Frederick Industrial Park(3)	3	I	Frederick	2004	550,418	93.7%	93.7%
Patrick Center	1	Office	Frederick	2004	66,420	79.1%	77.8%
West Park	1	Office	Frederick	2004	28,620	75.2%	75.2%

I-270 Corridor
20270 Goldenrod Lane	1	Office	Germantown	2004	23,518	52.0%	52.0%
Airpark Place	3	BP	Gaithersburg	2004	82,414	57.6%	52.8%
Campus at Metro Park	4	OP	Rockville	2004	190,912	85.1%	85.1%
Gateway Center	2	Office	Gaithersburg	2004	44,150	96.0%	92.4%
Girard Business Park(4)	7	BP	Gaithersburg	2004	299,530	72.7%	72.7%
Gateway 270	6	BP	Clarksburg	2006	243,048	89.8%	89.8%
Cloverleaf Center	4	OP	Germantown	2009	173,655	100.0%	100.0%
Redland Corporate Center II & III(5)	2	Office	Rockville	2010	347,462	43.9%	40.4%

Beltsville
Ammendale Business Park(6)	7	BP	Beltsville	2006, 2007	312,736	91.8%	59.2%

Columbia
Rumsey Center	4	BP	Columbia	2002	134,431	83.1%	79.6%
Snowden Center	5	BP	Columbia	2002	144,930	92.1%	77.4%

Other
Old Courthouse Square(7)	1	Retail	Martinsburg, WV	2004	201,208	90.9%	90.9%
Woodlands Business Center	1	Office	Largo	2004	37,886	68.3%	68.3%
Glenn Dale Business Center	1	I	Glenn Dale	2005	315,962	92.1%	92.1%
Annapolis Commerce Park East	2	OP	Annapolis	2007	101,898	98.8%	98.8%

	56				3,339,249

BALTIMORE

Owings Mills
Owings Mills Business Park(8)	6	BP	Owings Mills	2005, 2006	219,168	82.3%	82.3%

Other
Gateway West	4	OP	Westminster	2004	111,481	37.0%	37.0%
Triangle Business Center	4	BP	Baltimore	2008	74,182	76.3%	76.3%
7458 Candlewood Road	1	I	Hanover	2010	295,673	99.1%	92.0%

	15				700,504

Total Maryland	71				4,039,753	83.1%	78.9%

(1)	I = Industrial; BP = Business Park; OP = Office Park

(2)	Does not include space in development or redevelopment.

(3)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive and 6900 English Muffin Way.

(4)	Girard Business Park consists of the following properties: Girard Business Center and Girard Place.

(5)	The property was acquired through a consolidated joint venture in which the Company has a 97% economic interest.

(6)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(7)	The property was sold on February 18, 2011.

(8)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

NORTHERN VIRGINIA

						Leased at	Occupied at
		Property		Year(s) of	Square	December 31,	December 31,
Property	Buildings	Type(1)	Location	Acquisition	Footage	2010(2)	2010(2)

Alexandria
Plaza 500	2	I	Alexandria	1997	504,089	91.7%	91.7%
Interstate Plaza	1	I	Alexandria	2003	109,029	78.2%	78.2%

Manassas
Windsor at Battlefield	2	OP	Manassas	2004	154,989	100.0%	100.0%
Gateway Centre	3	BP	Manassas	2005	101,534	83.7%	83.7%
Linden Business Center	3	BP	Manassas	2005	109,838	75.4%	75.4%

Reston/Herndon
Van Buren Business Park	5	OP	Herndon	1997	108,115	83.5%	83.5%
Herndon Corporate Center	4	OP	Herndon	2004	127,812	81.7%	81.7%
Reston Business Campus	4	OP	Reston	2005	82,988	86.0%	86.0%

Sterling
Sterling Park Business Center(3)	6	BP	Sterling	2005, 2006	436,018	72.2%	72.2%

Chantilly
Lafayette Business Park(4)	6	OP	Chantilly	1998, 2005	254,060	78.3%	78.3%

Other
13129 Airpark Road	1	I	Culpeper	1997	149,888	75.9%	75.9%
Newington Business Park Center	7	I	Lorton	1999	254,272	91.3%	89.7%
15395 John Marshall Highway	1	I	Haymarket	2004	236,082	100.0%	100.0%
Aquia Commerce Center I & II	2	OP	Stafford	2004	64,488	100.0%	100.0%
Prosperity Business Center	1	BP	Merrifield	2005	71,312	100.0%	100.0%
Ashburn Center	3	BP	Ashburn	2009	194,184	100.0%	76.4%

	51				2,958,698	86.6%	84.9%

Atlantic Corporate Park	2	Office	Sterling	2010	220,610	4.1%	0.0%

	53				3,179,308	81.1%	79.0%

Washington, DC
500 First Street, NW	1	Office	Washington, DC	2010	129,035	100.0%	100.0%
1211 Connecticut Ave, NW	1	Office	Washington, DC	2010	125,119	100.0%	100.0%
440 First Street, NW(5)	1	Office	Washington, DC	2010	105,000	—	—

	3				359,154	100.0%	100.0%

Total Northern Virginia	56				3,538,462	82.5%	80.6%

(1)	I = Industrial; BP = Business Park; OP = Office Park

(2)	Does not include space in development or redevelopment.

(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(4)	Lafayette Business Park consists of the following properties: Enterprise Center and Tech Court.

(5)	As of December 31, 2010, the property was under redevelopment.

SOUTHERN VIRGINIA

						Leased at	Occupied at
		Property		Year(s) of	Square	December 31,	December 31,
Property	Buildings	Type(1)	Location	Acquisition	Footage	2010(2)	2010(2)

RICHMOND

North
Virginia Center	1	BP	Glen Allen	2003	118,145	85.2%	85.2%
Northridge I, II	2	I	Ashland	2006	140,185	100.0%	100.0%
Hanover Business Center	4	BP	Ashland	2006	182,967	78.3%	74.4%
Park Central	3	BP	Richmond	2006	204,280	84.8%	84.8%

South
River’s Bend Center(3)	6	I	Chester	2006, 2007	795,037	94.2%	94.2%
Chesterfield Business Center(4)	11	BP	Richmond	2006, 2007	320,382	83.3%	75.2%

	27				1,760,996	89.3%	87.5%

NORFOLK

Crossways
Crossways Commerce Center(5)	9	BP	Chesapeake	1999, 2004, 2005,2006	1,089,786	91.6%	91.6%

Greenbrier
Greenbrier Business Center(6)	4	BP	Chesapeake	2002, 2007	410,613	83.5%	83.5%

Chesapeake
Cavalier Industrial Park	4	I	Chesapeake	2005	394,308	88.6%	88.6%
Diamond Hill Distribution Center	4	I	Chesapeake	2005	712,683	82.0%	82.0%
Battlefield Corporate Center	1	BP	Chesapeake	2010	96,720	100.0%	100.0%

Hampton
1000 Lucas Way	2	BP	Hampton	2005	182,323	96.3%	96.3%
Enterprise Parkway	1	BP	Hampton	2005	363,892	60.1%	60.1%

Norfolk
Norfolk Commerce Park(7)	3	BP	Norfolk	2002, 2004, 2006	261,444	88.2%	88.2%

	28				3,511,769	85.3%	85.3%

Total Southern Virginia	55				5,272,765	86.7%	86.0%

TOTAL	182				12,850,980	84.4%	82.3%

Development
Maryland					—
Northern Virginia					56,915
Southern Virginia					48,000

					104,915

Redevelopment(8)
Maryland					12,443

Northern Virginia(9)					173,762
Southern Virginia					38,998

					225,203

TOTAL CONSOLIDATED PORTFOLIO					13,181,098

	FPO
Unconsolidated Joint Ventures	Ownership
RiversPark I and II	25%	OP	Columbia, MD	2008	306,888	94.4%	94.4%
1750 H Street, NW	50%	Office	Washington, DC	2010	160,664	100.0%	100.0%
Aviation Business Park	50%	OP	Glen Burnie, MD	2010	120,927	12.5%	12.5%

TOTAL UNCONSOLIDATED PORTFOLIO					588,479	77.2%	77.2%

(1)	I = Industrial; BP = Business Park

(2)	Does not include space in development or redevelopment.

(3)	River’s Bend Center consists of the following properties: River’s Bend Center and River’s Bend Center II.

(4)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center and Pine Glen.

(5)
Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, Crossways I, Crossways II, 1434 Crossways Boulevard and 1408 Stephanie Way.

(6)	Greenbrier Business Center consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.

(7)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

(8)	Represents square footage of existing structures currently under redevelopment.

(9)	Includes Three Flint Hill.
As of December 31, 2010, the Company’s lease expirations for each of the next ten years are summarized as follows:

		% of square feet
	Square	under leases
	Feet	expiring
MTM(1)	113,783	1%
2010(2)	99,710	1%
2011	1,660,637	15%
2012	819,773	8%
2013	1,651,304	15%
2014	1,269,380	12%
2015	903,032	8%
2016	1,211,574	11%
2017	772,879	7%
2018	745,702	7%
2019	267,516	3%
2020	483,687	5%
Thereafter	759,572	7%

	10,758,549	100%

(1)	Month-to-month leases as of December 31, 2010.

(2)
The Company treats leases that expired on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space. Of the 99,710 square feet of leases that expired on December 31, 2010, 81,118 square feet were moved out, 16,692 square feet were renewed and 1,900 square feet were heldover.

The Company’s average effective annual rental rate per square foot on a cash basis for each of the previous five years is as follows:

Average Base
Rent per Square
Foot(1)
2006	$9.56
2007	9.54
2008	9.68
2009	9.87
2010	10.61

(1)	Triple-net equivalent.
The Company’s weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted Average
Occupancy Rates
2006	88.1%
2007	86.9%
2008	86.3%
2009	86.1%
2010	84.1%

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to legal proceedings and claims rising in the ordinary course of its business. In the opinion of the Company’s management, as of December 31, 2010, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company’s common shares began trading on the New York Stock Exchange upon the closing of its initial public offering in October 2003. At December 31, 2010, there were 87 shareholders of record and an estimated 16,898 beneficial owners of the Company’s common shares.
The following table sets forth the high and low sales prices for the Company’s common shares and the dividends paid per common share for 2010 and 2009.

	Price Range		Dividends
2010	High	Low	Per Share
Fourth Quarter	$17.24	$14.85	$0.20
Third Quarter	16.50	13.73	0.20
Second Quarter	16.65	12.99	0.20
First Quarter	16.07	12.38	0.20

	Price Range		Dividends
2009	High	Low	Per Share
Fourth Quarter	$12.95	$10.94	$0.20
Third Quarter	11.85	9.33	0.20
Second Quarter	11.36	7.02	0.20
First Quarter	9.60	5.80	0.34
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
Unregistered Sales of Equity Securities and Issuer Repurchases
The Company did not sell any unregistered equity securities during the twelve months ended December 31, 2010 or purchase any of its registered equity securities during the twelve months ended December 31, 2010. During 2010, 4,519 Operating Partnership units were redeemed for 4,519 common shares with a fair value of $0.1 million and 329 Operating Partnership units were acquired for $5 thousand in cash.
On October 28, 2010, the Operating Partnership issued 230,876 Operating Partnership units to partially fund the acquisition of Battlefield Corporate Center, resulting in 958,473 Operating Partnership units outstanding as of December 31, 2010. These Operating Partnership units were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act (“Regulation D”). Each of the limited partners represented to the Operating Partnership that it was an “accredited investor” as defined in Regulation D and that it was acquiring the Operating Partnership units for investment purposes. The Operating Partnership issued the units only to the former owners of the property and did not engage in a general solicitation in connection with the issuance.

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period December 31, 2005 through December 31, 2010 assuming the investment of $100 in each of the Company and the two indices, on December 31, 2005, and the reinvestment of dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
DECEMBER 31, 2005 THROUGH DECEMBER 31, 2010
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Potomac Realty Trust	100.00	114.24	71.84	42.42	63.41	89.38
MSCI US REIT (RMS)	100.00	135.92	113.06	70.13	90.20	115.89
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
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

	Years Ended December 31,
(amounts in thousands, except per share amounts)	2010	2009	2008	2007	2006
	(unaudited)
Operating Data:
Rental revenue and tenant reimbursements	$140,016	$132,148	$122,402	$117,670	$97,922

(Loss) income from continuing operations	$(11,504)	$3,436	$3,967	$(3,947)	$(452)
(Loss) income from discontinued operations	(171)	620	16,174	2,761	10,846

Net (loss) income	(11,675)	4,056	20,141	(1,186)	10,394
Less: Net loss (income) attributable to noncontrolling interests	232	(124)	(615)	36	(503)

Net (loss) income attributable to common shareholders	$(11,443)	$3,932	$19,526	$(1,150)	$9,891

Net (loss) income attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.32)	$0.10	$0.14	$(0.17)	$(0.02)
(Loss) income from discontinued operations	(0.01)	0.02	0.63	0.11	0.47

Net (loss) income	$(0.33)	$0.12	$0.77	$(0.06)	$0.45

Cash dividends declared and paid per common share	$0.80	$0.94	$1.36	$1.36	$1.24

	At December 31,
(amounts in thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$1,396,682	$1,071,173	$1,080,249	$1,052,299	$994,567

Mortgage loans and other debt	725,032	645,081	653,781	669,658	580,076
Equity	618,060	377,759	365,293	337,520	371,978

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust.
Overview
The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio of properties contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities. At December 31, 2010, the Company owned over 13 million square feet and its consolidated properties were 82.3% occupied by 592 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 85.2% occupied at December 31, 2010. The Company does not include square footage that is in development or redevelopment in its occupancy calculation. As of December 31, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.7 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties.
The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.
The Company’s long-term growth will principally be driven by its ability to:
•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties at favorable prices or contribute properties to joint ventures; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.
Significant 2010 Activity and Subsequent Transactions
•	In 2010, completed eight acquisitions for total consideration of $286.2 million;
•	In 2011, completed a two property portfolio acquisition for $33.8 million;
•	Completed two additional acquisitions through unconsolidated joint ventures for total consideration of $73.0 million;
•	Raised net proceeds of $264.8 million through the issuance of 18.3 million common shares;
•	In January 2011, the Company raised net proceeds of $111.3 million through the issuance of 4.6 million 7.750% Series A Preferred Shares;
•	Executed 2.3 million square feet of leases, generating over 163,000 square feet of positive net absorption;
•	In 2010, sold two properties in the Maryland region for net proceeds of $11.4 million; and
•	In 2011, sold a property in the Maryland region for net proceeds of $10.8 million
Total assets were $1.4 billion at December 31, 2010 compared to $1.1 billion at December 31, 2009.

Development and Redevelopment Activity
During 2010, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At December 31, 2010, the Company owned developable land that can accommodate approximately 1.7 million square feet of additional building space, which includes 0.1 million square feet in its Maryland reporting segment, 0.6 million square feet in its Northern Virginia reporting segment and 1.0 million square feet in its Southern Virginia reporting segment. Also, the Company will continue to commence redevelopment efforts on unfinished vacant spaces in its portfolio through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the spaces.
During 2010, the Company completed and placed in-service redevelopment efforts on 98 thousand square feet of space, which includes 30 thousand square feet in its Maryland reporting segment, 37 thousand square feet in its Northern Virginia reporting segment and 31 thousand square feet in its Southern Virginia reporting segment.
As of December 31, 2010, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•
Sterling Park Business Center — a 57,000 square foot office building in the Company’s Northern Virginia reporting segment, which was completed in January 2011. A portion of the building was pre-leased to a tenant with rent commencing in the second quarter of 2011. As of December 31, 2010, the Company had spent $5.3 million in costs, which included civil, architectural, mechanical, electrical and plumbing design, and permit fees as well as site, concrete, steel, roof, electrical, mechanical, plumbing, glass, doors, frames, hardware, paint, and landscaping work; and

•
Greenbrier Technology Center III — a 48,000 square foot three-story office building in the Company’s Southern Virginia reporting segment has been designed and all permits have been received. Costs to date include civil, architectural, mechanical, electrical and plumbing design as well as permit fees.

Redevelopment
•
Enterprise Parkway — a 70,000 square foot multi-tenanted office building in the Company’s Southern Virginia reporting segment. Redevelopment activities were completed on 31 thousand square feet in December 2010, which was pre-leased to a tenant with rent having commenced in December 2010. Redevelopment of the remaining space was substantially complete at December 31, 2010. Costs incurred include building, lobby, common corridor, and bathroom renovations; design documents, permit fees, demolition, and construction work to prepare space for future tenant layouts; and

•
Three Flint Hill — a 174,000 square foot eight-story Class A office building has been redesigned and permits are in process. Costs incurred to date include architectural and engineering design fees, permit application fees and demolition work.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in Washington, D.C., for $15.3 million. On January 11, 2011, the Company purchased the fee interest in the property’s 45-year ground lease for $8.0 million. The acquisition was financed by a draw on the Company’s unsecured revolving credit facility and available cash. The Company intends to completely redevelop the property and is contemplating adding an additional 13,000 square feet.
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
Revenue Recognition
The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the term of its leases, which include fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.
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
Accounts Receivable
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
Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets, by class, are as follows:

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
Lease related intangible assets	Term of related lease
The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.

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
Purchase Accounting
Acquisitions of rental property from third parties are accounted for at fair value. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the in-place leases is recorded as follows:
•
the fair value of leases in-place on the date of acquisition is based on absorption costs for the estimated lease-up period in which vacancy and foregone revenue are avoided due to the presence of the acquired leases;

•
the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the assumed lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fifteen years; and

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
The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded within equity (cash flow hedge), or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. The Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures within equity and “Investment in Affiliates.” The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.

Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share based awards will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income from continuing operations.
Results of Operations
Comparison of the Years Ended December 31, 2010, 2009 and 2008
During 2010, the Company acquired the following consolidated properties: a building at Three Flint Hill; a building at 500 First Street, NW; a building at Battlefield Corporate Center; two buildings at Redland Corporate Center; two buildings at Atlantic Corporate Park; a building at 1211 Connecticut Ave, NW; a building at 440 First Street, NW and a building at 7458 Candlewood Road for an aggregate purchase cost of $286.2 million.
During 2009, the Company acquired: four buildings at Cloverleaf Center and three buildings at Ashburn Center for an aggregate purchase cost of $40.0 million.
During 2008, the Company acquired the following buildings at an aggregate purchase cost of $46.4 million: four buildings at Triangle Business Center; and six buildings at RiversPark I and II. In December 2008, the Company contributed the RiversPark I and II buildings to newly formed consolidated joint ventures. On January 1, 2010 and March 17, 2009, the Company deconsolidated RiversPark I and II, respectively, from its consolidated financial statements; however, the operating results of the properties are included in the Company’s consolidated statements of operations through their date of deconsolidation. For more information on the deconsolidation of RiversPark I and II, see footnote 5, Investment in Affiliates.
Collectively, the properties acquired in 2010, 2009 and 2008 are referred to as the “Non-comparable Properties.”
The term “Comparable Portfolio” refers to all consolidated properties owned by the Company for the entirety of the periods being presented.
Total Revenues
Total revenues are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Increase	Change

Rental	$113,041	$107,383	$5,658	5%	$107,383	$100,229	$7,154	7%

Tenant reimbursements and other	$26,975	$24,765	$2,210	9%	$24,765	$22,173	$2,592	12%

Rental Revenue
Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of intangible assets and liabilities representing above and below market leases. Rental revenue increased $5.7 million in 2010 as compared with 2009, due to increased revenues resulting from the Company’s Non-comparable Properties, which contributed $6.5 million of additional rental revenue in 2010 compared with 2009. For the Comparable Portfolio, rental revenue decreased $0.8 million in 2010 compared with 2009, primarily due to an increase in vacancy; however, rental rates increased 9.1% on new leases during 2010. The weighted average occupancy of the Comparable Portfolio was 84.8% during 2010 compared with 87.0% during 2009. The Company expects rental revenues will increase in 2011 due to a full-year of revenues from the properties acquired in 2010 and additional properties acquired in 2011. The increase in rental revenue in 2010 compared with 2009 includes $1.2 million for the Company’s Maryland reporting segment and $4.7 million for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, rental revenue decreased $0.2 million in 2010 compared to 2009.
The Company’s consolidated portfolio was 82.3% occupied at December 31, 2010 compared with 85.1% occupied at December 31, 2009. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 85.2% occupied at December 31, 2010. The Company does not include square footage that is in development or redevelopment in its occupancy calculation.
Rental revenue increased $7.2 million in 2009 as compared with 2008. Rental revenue for the Comparable Portfolio increased $5.0 million, which can be attributed to an increase in rental rates, as the average rental rates for the Company’s entire portfolio increased on new and renewal leases by 19.6% and 10.4%, respectively, during 2009, with the Company executing a combined 2.2 million square feet of new and renewal leases during the year. The Non-comparable Properties contributed rental revenue of $2.2 million in 2009 compared to 2008. The increase in rental revenue in 2009 compared with 2008 includes $2.4 million for the Company’s Maryland reporting segment, $2.1 million for the Northern Virginia reporting segment and $2.7 million for the Southern Virginia reporting segment. The increase in rental revenue for the Maryland reporting segment was due to the addition of new properties during 2009 and 2008. The increases in rental revenue for the Northern and Southern Virginia reporting segments was due to higher market rates and increased occupancy.
Tenant Reimbursements and Other Revenues
Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants’ as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $2.2 million in 2010 compared with 2009. The increase in tenant reimbursements and other revenues is primarily due to the Non-comparable Properties, which contributed $1.5 million of additional tenant reimbursements and other revenues in 2010 compared with 2009. The Comparable Portfolio contributed $0.7 million of additional tenant reimbursements and other revenues during 2010 compared with 2009 due to an increase in termination fee income and higher recoverable property operating expenses as a result a $0.9 million increase in recoverable snow and ice removal costs in 2010 compared with 2009. The Company expects tenant reimbursements and other revenues to increase in 2011 due to a full-year of recoverable operating expenses from properties acquired in 2010, partially offset by lower recoveries due to reduced snow and ice removal costs in 2011. The increases in tenant reimbursements and other revenues in 2010 compared with 2009 include $0.6 million for the Maryland reporting segment, $0.8 million for the Northern Virginia reporting segment and $0.8 million for the Southern Virginia reporting segment.
Tenant reimbursements and other revenues increased $2.6 million in 2009 compared with 2008. The increase is primarily due to the Comparable Portfolio, which contributed $2.1 million of additional tenant reimbursements and other revenues to the portfolio in 2009 due to an increase in recoverable property operating expenses. Tenant reimbursements and other revenues increased $0.5 million as a result of the Non-comparable Properties during 2009. The increases in tenant reimbursements and other revenues in 2009 compared with 2008 include $1.1 million for the Maryland reporting segment, $1.2 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.

Total Expenses
Property Operating Expenses
Property operating expenses are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Increase	Change

Property operating	$34,053	$32,567	$1,486	5%	$32,567	$26,854	$5,713	21%
Real estate taxes and insurance	$13,140	$12,849	$291	2%	$12,849	$12,042	$807	7%
Property operating expenses increased $1.5 million in 2010 compared with the same period in 2009. The Non-comparable Properties contributed property operating expenses of $1.7 million. Property operating expenses for the Comparable Portfolio decreased $0.2 million in 2010 compared with the same period in 2009, primarily due to lower reserves for bad debt. The Company expects property operating expenses to increase in 2011 due to a full-year impact of properties acquired in 2010, offset by a reduction in snow and ice removal costs as the Company experienced a significant amount of these costs in January and February 2010. The increase in property operating expenses in 2010 compared with 2009 includes $0.1 million for the Maryland reporting segment, $1.1 million for the Northern Virginia reporting segment and $0.3 million for the Southern Virginia reporting segment.
Property operating expenses increased $5.7 million in 2009 compared with the same period in 2008. Property operating expenses for the Comparable Portfolio increased $4.7 million in 2009 compared with the same period in 2008, primarily due to an increase in snow and ice removal costs during the fourth quarter of 2009 and an increase in reserves for anticipated bad debt expense, primarily incurred in the first half of 2009. The Non-comparable Properties contributed additional property operating expenses of $1.0 million. The increase in property operating expenses in 2009 compared with 2008 includes $3.1 million for the Maryland reporting segment, $1.6 million for the Northern Virginia reporting segment and $1.0 million for the Southern Virginia reporting segment.
Real estate taxes and insurance expenses increased $0.3 million in 2010 compared with the same period in 2009. The Non-comparable Properties contributed an increase in real estate taxes and insurance of $1.0 million in 2010. For the Comparable Portfolio, real estate taxes and insurance decreased $0.7 million in 2010 compared with 2009, primarily due to lower real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Fairfax County and Prince William County, Virginia. The increase in real estate taxes and insurance expenses in 2010 compared with 2009 includes $0.2 million for the Maryland reporting segment and $0.2 million for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, real estate taxes and insurance decreased $0.1 million in 2010 compared with 2009.
Real estate taxes and insurance expenses increased $0.8 million in 2009 compared with the same period in 2008. Real estate taxes and insurance associated with the Comparable Portfolio increased $0.6 million in 2009 compared to 2008. The Non-comparable Properties experienced an increase in real estate taxes and insurance of $0.2 million in 2009. The increase in real estate taxes and insurance expenses in 2009 compared with 2008 includes $0.5 million for the Maryland reporting segment, $0.2 million for the Northern Virginia reporting segment and $0.1 million for the Southern Virginia reporting segment.
Other Operating Expenses
General and administrative expenses are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Increase	Change

	$14,523	$13,219	$1,304	10%	$13,219	$11,938	$1,281	11%
General and administrative expenses increased $1.3 million during 2010 compared with 2009. The increase is primarily due to an increase in compensation accruals and non-cash, share-based compensation expense as a result of the restricted shares awarded to the Company’s officers in 2009 and 2010, which are amortized over derived service periods that are comparably shorter than those associated with previous awards.

General and administrative expenses increased $1.3 million during 2009 compared with 2008, primarily due to an increase in non-cash, share-based compensation expense, as the restricted shares awarded to the Company’s officers in 2009 had a shorter vesting period than previously issued awards.
Acquisition costs are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Increase	Change

	$7,169	$1,076	$6,093	566%	$1,076	$—	$1,076	—
During 2010, the Company incurred acquisition and closing costs of $7.2 million associated with ten acquisitions, including two acquisitions through unconsolidated joint ventures, and three pending first quarter 2011 acquisitions under contract. In 2009, the Company incurred $1.1 million of acquisition and closing costs related to the acquisitions of two properties. Beginning in 2009, in accordance with new accounting standards, all acquisition and closing costs are expensed on the Company’s consolidated statements of operations. Prior to 2009, all acquisition and closing costs associated with an acquired property were capitalized as part of the basis of the acquired business.
Depreciation and amortization expenses are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Increase	Change

	$42,979	$40,642	$2,337	6%	$40,642	$36,769	$3,873	11%
Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.3 million in 2010 compared with 2009, primarily due to the Non-comparable Properties, which contributed additional depreciation and amortization expense of $2.6 million. The increase in depreciation was partially offset by a $0.3 million decrease in depreciation and amortization expense for the Comparable Portfolio due to several intangible assets associated with acquisitions fully amortizing in 2010. The Company anticipates depreciation and amortization expense to increase in 2011 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2010 and new acquisitions expected in 2011.
Depreciation and amortization expense increased $3.9 million in 2009 compared with the same period in 2008. The Comparable Portfolio generated additional depreciation and amortization expenses of $2.8 million due to an increase in expense related to the disposal of assets from tenants that vacated during the year. The remaining increase of $1.1 million in depreciation expense was attributed to the Non-comparable Properties.
Impairment of real estate assets are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Increase	Change

	$5,834	$2,541	$3,293	130%	$2,541	$—	$2,541	—
On December 29, 2010, the Company acquired 7458 Candlewood Road in the Company’s Maryland reporting segment for $22.6 million. On January 6, 2011, the Company was notified that the largest tenant at the property filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of $2.4 million associated with the non-recoverable value of the intangible assets associated with the lease.
In October 2010, the Company entered into a non-binding contract to sell Old Courthouse Square, a non-core retail asset located in West Virginia. As a result, the Company recorded a $3.4 million impairment charge in September 2010 to reduce the property’s carrying value to reflect its fair value, less any potential selling costs. On February 18, 2011, the Company sold the property for net proceeds of $10.8 million. At December 31, 2010, the property did not meet the Company’s guidelines to classify it as held-for-sale as the contract was non-binding and various financing contingencies had not been satisfied. Therefore, its operations were not classified as discontinued operations.

During 2009 and 2010, the Company recorded an impairment charge of $2.5 million and $0.6 million, respectively, related to its Deer Park property, which was sold in April 2010. The property was acquired as part of a portfolio acquisition in 2004 and is located in a non-core submarket of Baltimore in the Company’s Maryland reporting segment.
The Company did not record any additional impairment of real estate assets during 2010 and 2009 and did not record any impairment to its real estate assets during 2008.
Contingent consideration related to acquisition of property is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Change	Change

	$710	$—	$710	—	$—	$—	$—	—
As part of the consideration for the Company’s acquisition of Ashburn Center, the Company is obligated to record contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five year agreement. The Company initially recorded $0.7 million at the time of acquisition in December 2009, which represented the fair value of the Company’s potential obligation at acquisition. During 2010, the Company was able to lease the vacant space faster than it had anticipated and, therefore, recorded additional contingent consideration of $0.7 million that reflected an increase in the potential consideration that may be owed to the seller.
Other Expenses (Income)
Interest expense is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Decrease	Change

	$33,758	$32,412	$1,346	4%	$32,412	$35,873	$3,461	10%
The Company seeks to employ cost-effective financing methods to fund its acquisitions and development projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
Interest expense increased $1.3 million in 2010 compared with 2009. In December 2009, the Company extended the maturity dates on approximately $185.0 million of debt, which included expanding the capacity of the Company’s unsecured revolving credit facility, which was further expanded in the second quarter of 2010. As part of the refinancing, the Company used the additional capacity to repay $40.0 million of its secured term loans. The refinancing resulted in a higher effective interest rate on the Company’s unsecured revolving credit facility, which resulted in additional interest expense of $2.9 million in 2010 compared with the same period in 2009. In 2010, the Company’s weighted average borrowings on its unsecured revolving credit facility was $123.4 million with a weighted average interest rate of 3.5% compared with weighted average borrowings of $95.2 million with a weighted average interest rate of 1.6% in 2009. The repayment of a portion of the Company’s term loans as described above resulted in a decline in interest expense of $0.6 million in 2010 compared with the same period in 2009. The Company had fixed LIBOR on $85.0 million of variable rate debt through two interest rate swap agreements, which both expired in August 2010. As a result, the interest expense related to the interest rate swap agreements declined $0.8 million in 2010 compared with 2009. During the fourth quarter of 2010, the Company entered into a $50.0 million term loan, which was scheduled to mature in February 2011 and was later extended to May 2011. The term loan contributed additional interest of $0.3 million in 2010 compared with 2009. Due to the Company’s recent debt issuances and refinancing, it has incurred additional deferred financing costs, which increased interest expense $0.6 million in 2010 compared with 2009.
During the second quarter of 2010, the Company issued 0.9 million common shares of its common stock in exchange for retiring $13.0 million of its Exchangeable Senior Notes and used available cash to retire an additional $7.0 million of its Exchangeable Senior Notes. The Company repurchased $34.5 million of Exchangeable Senior Notes in 2009. The repurchase of Exchangeable Senior Notes resulted in a reduction of interest expense of $1.3 million in 2010 compared with 2009. Mortgage interest expense increased $0.2 million during 2010 compared with 2009 due to a full-year of mortgage interest expense incurred on the Cloverleaf Center mortgage loan entered into during the fourth quarter of 2009, and mortgage interest expense on mortgage loans encumbering 500 First Street, NW, Battlefield Corporate Center and 7458 Candlewood Road, which were acquired in 2010. The increase in mortgage debt was offset by a reduction in outstanding mortgages as the Company retired $23.7 million of mortgage debt during 2010 compared with $14.3 million of mortgage debt retired during 2009. Also, the Company deconsolidated $9.9 million of variable rate mortgage debt encumbering RiversPark I and a related cash flow hedge on January 1, 2010. The deconsolidated RiversPark I resulted in an increase in interest expense of $0.4 million in 2010 compared to 2009, as the Company recognized a reduction in interest expense related to its Financing Obligation in 2009. The Company further increased its construction activities in 2010 compared with 2009, which resulted in additional capitalized interest of $0.5 million.

Interest expense increased $3.5 million in 2009 compared with 2008. In 2009, the Company’s mortgage interest expense decreased $2.8 million as the Company retired $14.2 million of mortgage debt encumbering Glenn Dale Business Center, 4200 Tech Court and Park Central I. In 2008, the Company retired $87.6 million of mortgage debt encumbering Herndon Corporate Center, Norfolk Commerce Park II and the Suburban Maryland Portfolio. The prepayment of the $72.1 million Suburban Maryland Portfolio mortgage loan, in the third quarter of 2008, was partially financed through the issuance of a $35.0 million secured term loan, later amended to increase the total commitment to $50.0 million, which resulted in an additional $0.8 million of interest expense in 2009 compared with 2008. The remainder was financed with a draw on the Company’s unsecured revolving credit facility. The Company also used its unsecured revolving credit facility to primarily fund the partial repurchase of its Exchangeable Senior Notes. Since the beginning of 2008, the Company has repurchased $74.5 million of its Exchangeable Senior Notes at a discount, which resulted in a $2.2 million decrease of interest expense and discount amortization in 2009 compared with the same period in 2008. The increased borrowings on the unsecured revolving credit facility were offset by a lower weighted average interest rate. In 2009, the Company’s average balance on its unsecured revolving credit facility was $95.2 million with a weighted average interest rate 1.6%, compared with an average balance of $71.8 million with a weighted average interest rate of 4.0% for 2008. The lower weighted average interest rate on the unsecured revolving credit facility resulted in a $1.4 million decrease of interest expense in 2009. The decline in interest rates in 2009 compared with 2008 resulted in $1.3 million less of interest expense related to a $50.0 million secured term loan that originated in 2007. The Company entered into two separate interest rate swap agreements to fix the applicable interest rates on $85.0 million of its variable rate debt, which due to a decline in interest rates resulted in a combined $2.1 million of additional interest expense for 2009 compared with 2008. The decrease in the Company’s interest expense was partially offset by a $1.2 million decrease in capitalized interest expense in 2009 compared with the same period in 2008, which was attributable to a decline in development and redevelopment activity in 2009.
At December 31, 2010, the Company had $725.0 million of debt outstanding with a weighted average interest rate of 4.8% compared with $645.1 million of debt outstanding with a weighted average interest rate of 5.4% at December 31, 2009.
Interest and other income are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Decrease	Change

	$637	$522	$115	22%	$522	$667	$145	22%
On December 21, 2010, the Company provided a $25.0 million loan to the members of the owner of a building at 950 F Street, NW in Washington, D.C. The Company’s loan is secured by a portion of the members’ interest in the owner of the property. The loan has a fixed interest rate of 12.5%, matures on April 1, 2017 and is repayable in full on or after December 21, 2013. Interest and other income include amounts earned on the Company’s funds held in various cash operating and escrow accounts. The Company recorded interest income of $0.1 million for the year ended December 31, 2010. Interest income on the Company’s various cash operating and escrow accounts decreased in 2010 compared with 2009 primarily due to lower average interest rates. The Company earned a weighted average interest rate of 1.5% on an average cash balance of $7.4 million during 2010, compared with a weighted average interest rate of 3.5% on an average cash balance of $6.7 million during 2009.
Interest and other income decreased in 2009 compared with 2008 primarily due to lower average interest rates in 2009 compared with 2008. The Company earned an interest rate of 3.5% on an average cash balance of $6.7 million during 2009, compared with 3.6% on an average cash balance of $5.1 million during 2008.
Equity in losses of affiliates is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Increase	Change

	$124	$95	$29	31%	$95	$—	$95	—

Equity in losses of affiliates reflects the Company’s ownership interest in the operating results of its properties, in which, it does not have a controlling interest. On March 17, 2009 and January 1, 2010, the Company deconsolidated RiversPark II and RiversPark I, respectively. Also, the Company acquired two properties, 1750 H Street and Aviation Business Park, in the fourth quarter of 2010 through unconsolidated joint ventures. The increase in equity in losses of affiliates reflects a larger aggregate loss from the Company’s nonconsolidated properties in 2010 compared with 2009.
Gains on early retirement of debt are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Decrease	Change	2009	2008	Increase	Change

	$164	$6,167	$6,003	97%	$6,167	$4,374	$1,793	41%
In 2010, the Company issued 0.9 million of its common shares in exchange for retiring $13.03 million of Exchangeable Senior Notes and used available cash to retire $7.0 million of its Exchangeable Senior Notes, which resulted in a gain of $0.2 million, net of deferred financing costs and discounts.
In 2009, the Company retired $34.5 million of its Exchangeable Senior Notes, which resulted in a gain of $6.3 million, net of deferred financing costs and discounts. The Exchangeable Senior Notes repurchased in 2009 were funded with proceeds from the Company’s controlled equity offering program, borrowings on the Company’s unsecured revolving credit facility and available cash. The gains on early retirement of debt were partially offset by debt retirement charges during the fourth quarter of 2009 associated with the restructuring the Company’s unsecured revolving credit facility and two secured term loans.
In 2008, the Company retired $40.0 million of its Exchangeable Senior Notes, which resulted in a gain of $4.4 million, net of deferred financing costs and discounts. The majority of Exchangeable Senior Notes repurchased in 2008 were funded with borrowings on the Company’s unsecured revolving credit facility and available cash.
Provision for Income Taxes
Provision for income taxes is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Increase	Change	2009	2008	Change	Change

	$31	$—	$31	—	$—	$—	$—	—
During 2010, the Company acquired three properties in Washington, D.C. Two of these properties, 1211 Connecticut Avenue, NW and 440 First Street, NW, are subject to franchise taxes as a result of conducting business in Washington, D.C. The Company recorded provision for income taxes totaling $31 thousand in 2010. The Company did not own any properties located in Washington D.C. prior to 2010.
Discontinued Operations
Discontinued operations are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Decrease	Change	2009	2008	Decrease	Change

	$(171)	$620	$791	128%	$620	$16,174	$15,554	96%
Discontinued operations represents operating results and all costs associated with Deer Park and 7561 Lindbergh Drive, formerly in the Company’s Maryland reporting segment and Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment.
In June 2010, the Company sold 7561 Lindbergh Drive, for net proceeds of $3.9 million. The Company reported a gain on the sale of $0.6 million in the second quarter of 2010. In April 2010, the Company sold Deer Park for net proceeds of $7.5 million. The property was acquired as part of a portfolio acquisition in 2004 and was located in a non-core submarket of Baltimore, Maryland. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge based on the contractual sale price and did not recognize a gain on the sale. In June 2008, the Company sold Alexandria Corporate Park, for net proceeds of $50.6 million and recognized a gain on sale of $14.3 million. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.

Net loss (income) attributable to noncontrolling interests
Net loss (income) attributable to noncontrolling interests are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2010	2009	Decrease	Change	2009	2008	Decrease	Change

	$232	$(124)	$356	287%	$(124)	$(615)	$491	80%
Net loss (income) attributable to noncontrolling interests reflects the ownership interests in net (loss) income attributable to parties other than the Company. During 2010, the Company incurred a net loss of $11.7 million compared with net income of $4.1 million in 2009.
Due to the issuance of 18.3 million of the Company’s common shares during 2010, the noncontrolling interests owned by limited partners decreased to 1.9% as of December 31, 2010 compared with 2.3% as of December 31, 2009. The reduction in noncontrolling parties ownership percentage in the Operating Partnership was partially offset by the issuance of 230,876 Operating Partnership units to fund a portion of the Company’s acquisition of Battlefield Corporate Center. During the fourth quarter of 2010, the Company acquired Redland Corporate Center through a joint venture, in which, it had a 97% economic interest. The Company consolidates the operating results of the property and recognizes its joint venture partner’s percentage of gains or losses from Redland Corporate Center in net loss (income) attributable to noncontrolling interests. During 2010, the joint venture partner’s share of the loss in the operations of Redland Corporate Center was $2 thousand.
During 2009, the Company generated net income of $4.1 million compared with net income of $20.1 million in 2008. During 2008, the Company sold Alexandria Corporate Park, which resulted in an increase of $16.2 million in net income from discontinued operations, including a $14.3 million gain on sale. The Company did not dispose of any properties during 2009. The noncontrolling interests owned by limited partners decreased to 2.3% as of December 31, 2009 compared with 2.7% as of December 31, 2008, primarily due to the issuance of 2.8 million shares of the Company’s common stock during 2009.
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

2010 Compared with 2009
The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2010 compared with 2009:

	Year Ended December 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings(1)	166	166	—	—
Same property revenues
Rental	$104,274	$104,774	$(500)	(0.5)
Tenant reimbursements and other	23,459	23,278	181	0.8

Total same property revenues	127,733	128,052	(319)	(0.2)

Same property operating expenses
Property	30,656	30,260	396	1.3
Real estate taxes and insurance	11,906	12,574	(668)	(5.3)

Total same property operating expenses	42,562	42,834	(272)	(0.6)

Same property net operating income	$85,171	$85,218	$(47)	(0.1)

Reconciliation to net (loss) income:
Same property net operating income	$85,171	$85,218
Non-comparable net operating income(2)(3)	7,652	1,514
General and administrative expenses	(14,523)	(13,219)
Depreciation and amortization	(42,979)	(40,642)
Other expenses, net	(46,825)	(29,435)
Discontinued operations(4)	(171)	620

Net (loss) income	$(11,675)	$4,056

	Full Year
	Weighted Average Occupancy
	2010	2009
Same Properties	84.8%	87.0%
Total	84.4%	86.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)
Non-comparable Properties include: RiversPark I and II, Cloverleaf Business Center, Ashburn Center, Three Flint Hill, 500 First Street, NW, Battlefield Corporate Center, Redland Corporate Center, Atlantic Corporate Center, 1211 Connecticut Ave, NW, 440 First Street, NW, 7458 Candlewood Road, 1750 H Street, NW and Aviation Business Park.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)	Discontinued operations include the gain on disposal and income from the operations of Deer Park and 7561 Lindbergh Drive.
Same Property NOI decreased slightly, or 0.1%, for the twelve months ended December 31, 2010 as compared with the same period in 2009. Same property rental revenue decreased $0.5 million for the twelve months ended December 31, 2010, primarily due to an increase in vacancy. Tenant reimbursements and other revenue increased $0.2 million for the twelve months ended December 31, 2010 as a result of an increase in recoverable property operating expenses, primarily snow and ice removal costs. Total same property operating expenses decreased $0.3 million for the full year of 2010 due to lower real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Fairfax County and Prince William County, Virginia. The reduction in real estate tax expense was partially offset by an increase in snow and ice removal costs, which were partially offset by a reduction in reserves for anticipated bad debt expense.

Maryland

	Year Ended December 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings(1)	64	64	—	—
Same property revenues
Rental	$32,697	$33,314	$(617)	(1.9)
Tenant reimbursements and other	7,043	6,869	174	2.5

Total same property revenues	39,740	40,183	(443)	(1.1)

Same property operating expenses
Property	9,876	10,017	(141)	(1.4)
Real estate taxes and insurance	4,096	4,043	53	1.3

Total same property operating expenses	13,972	14,060	(88)	(0.6)

Same property net operating income	$25,768	$26,123	$(355)	(1.4)

Reconciliation to total property operating income:
Same property net operating income	$25,768	$26,123
Non-comparable net operating income (2)(3)	3,894	2,038

Total property operating income	$29,662	$28,161

	Full Year
	Weighted Average Occupancy
	2010	2009
Same Properties	81.8%	84.9%
Total	82.0%	84.4%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: RiversPark I and II, Cloverleaf Business Center, Redland Corporate Center, 7458 Candlewood Road and Aviation Business Park.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Maryland properties decreased $0.4 million for the twelve months ended December 31, 2010 compared with the same period in 2009. Total same property revenues decreased $0.4 million during 2010 due to an increase in vacancy. Total same property operating expenses for the Maryland properties decreased $0.1 million for the twelve months ended December 31, 2010 primarily due to lower maintenance expenses and reserves for anticipated bad debt expense, which were partially offset by an increase in snow and ice removal costs.

Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings(1)	48	48	—	—
Same property revenues
Rental	$32,341	$32,254	$87	0.3
Tenant reimbursements and other	7,178	7569	(391)	(5.2)

Total same property revenues	39,519	39,823	(304)	(0.8)

Same property operating expenses
Property	8,916	9,126	(210)	(2.3)
Real estate taxes and insurance	3,758	4,284	(526)	(12.3)

Total same property operating expenses	12,674	13,410	(736)	(5.5)

Same property net operating income	$26,845	$26,413	$432	1.6

Reconciliation to total property operating income:
Same property net operating income	$26,845	$26,413
Non-comparable net operating income (loss)(2)(3)	3,566	(219)

Total property operating income	$30,411	$26,194

	Full Year
	Weighted Average Occupancy
	2010	2009
Same Properties	85.8%	88.4%
Total	83.8%	87.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include Ashburn Center, Three Flint Hill, 500 First Street, NW, Atlantic Corporate Center, 1211 Connecticut Ave, NW, 440 First Street, NW and 1750 H Street, NW.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Northern Virginia properties increased $0.4 million for the twelve months ended December 31, 2010 compared with the same period in 2009. Total same property revenues decreased $0.3 million during the twelve months ended December 31, 2010 compared with 2009 as increases in rental rates were offset by an increase in vacancy. During 2010, total same property operating expenses decreased $0.7 million compared with 2009 as decreases in real estate taxes and utility expenses, along with a decline in reserves for bad debt, were partially offset by an increase in snow and ice removal costs.

Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Number of buildings(1)	54	54	—	—
Same property revenues
Rental	$39,236	$39,206	$30	0.1
Tenant reimbursements and other	9,238	8,840	398	4.5

Total same property revenues	48,474	48,046	428	0.9

Same property operating expenses
Property	11,864	11,117	747	6.7
Real estate taxes and insurance	4,052	4,247	(195)	(4.6)

Total same property operating expenses	15,916	15,364	552	3.6

Same property net operating income	$32,558	$32,682	$(124)	(0.4)

Reconciliation to total property operating income:
Same property net operating income	$32,558	$32,682
Non-comparable net operating income (loss)(2)(3)	192	(305)

Total property operating income	$32,750	$32,377

	Full Year
	Weighted Average Occupancy
	2010	2009
Same Properties	86.2%	87.3%
Total	86.3%	87.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Battlefield Corporate Center.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same property NOI for the Southern Virginia properties decreased $0.1 million for the twelve months ended December 31, 2010 compared with the same period in 2009. Total same property rental revenue increased $0.4 million primarily due to an increase in recoverable operating expenses. Total same property operating expenses increased approximately $0.5 million during 2010 compared with 2009 due to an increase in snow and ice removal costs, which was partially offset by a decrease in real estate tax expense.

2009 Compared with 2008
The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2009 compared with 2008:

	Year Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	167	167	—	—
Same property revenues
Rental	$104,783	$100,955	$3,828	3.8
Tenant reimbursements and other	23,181	20,718	2,463	11.9

Total same property revenues	127,964	121,673	6,291	5.2

Same property operating expenses
Property	30,429	25,902	4,527	17.5
Real estate taxes and insurance	12,678	12,193	485	4.0

Total same property operating expenses	43,107	38,095	5,012	13.2

Same property net operating income	$84,857	$83,578	$1,279	1.5

Reconciliation to net income:
Same property net operating income	$84,857	$83,578
Non-comparable net operating income (loss)(2)(3)(4)	1,875	(72)
General and administrative expenses	(13,219)	(11,938)
Depreciation and amortization	(40,642)	(36,769)
Other expenses, net	(29,435)	(30,832)
Discontinued operations(5)	620	16,174

Net income	$4,056	$20,141

	Full Year
	Weighted Average Occupancy
	2009	2008
Same Properties	86.6%	86.2%
Total	86.1%	86.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Alexandria Corporate Park, Triangle Business Center, RiversPark I and II, Cloverleaf Center and Ashburn Center.

(3)	Excludes a 76,000 square foot redevelopment building at Ammendale Commerce Center, which was placed in-service during the fourth quarter of 2008.

(4)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(5)	Discontinued operations include the gain on disposal and income from the operations of Deer Park, 7561 Lindbergh Drive and Alexandria Corporate Park.
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

Maryland

	Year Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings (1)	65	65	—	—
Same property revenues
Rental	$33,323	$34,255	$(932)	(2.7)
Tenant reimbursements and other	6,772	6,686	86	1.3

Total same property revenues	40,095	40,941	(846)	(2.1)

Same property operating expenses
Property	10,187	8,233	1,954	23.7
Real estate taxes and insurance	4,146	3,953	193	4.9

Total same property operating expenses	14,333	12,186	2,147	17.6

Same property net operating income	$25,762	$28,755	$(2,993)	(10.4)

Reconciliation to total property operating income:
Same property net operating income	$25,762	$28,755
Non-comparable net operating income (loss)(2)(3)	2,399	(412)

Total property operating income	$28,161	$28,343

	Full Year
	Weighted Average Occupancy
	2009	2008
Same Properties	83.9%	88.7%
Total	83.4%	88.7%

(1)	Represents properties owned for the entirety of the periods presented.

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

Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Number of buildings(1)	48	48	—	—
Same property revenues
Rental	$32,254	$30,184	$2,070	6.9
Tenant reimbursements and other	7,569	6,335	1,234	19.5

Total same property revenues	39,823	36,519	3,304	9.0

Same property operating expenses
Property	9,126	7,525	1,601	21.3
Real estate taxes and insurance	4,284	4,086	198	4.8

Total same property operating expenses	13,410	11,611	1,799	15.5

Same property net operating income	$26,413	$24,908	$1,505	6.0

Reconciliation to total property operating income:
Same property net operating income	$26,413	$24,908
Non-comparable net operating loss(2)(3)	(219)	(218)

Total property operating income	$26,194	$24,690

	Full Year
	Weighted Average Occupancy
	2009	2008
Same Properties	88.4%	87.2%
Total	87.8%	87.4%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Ashburn Center.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
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

	Full Year
	Weighted Average Occupancy
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
Liquidity and Capital Resources
Overview
The Company seeks to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under its unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position itself to take advantage of potential growth opportunities. The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company’s short-term obligations consist primarily of the lease for its corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 14% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans and unsecured senior notes, proceeds from disposal of strategically identified assets (outright and through joint ventures) and the issuance of equity and debt securities. For example, as described in more detail below, in 2010, the Company raised aggregate net proceeds of $264.8 million through the issuance of 18.3 million common shares, expanded its unsecured credit facility by $50.0 million and entered into a $50.0 million senior secured term loan. In addition, in January 2011, the Company raised net proceeds of $111.3 million through the issuance of 4.6 million 7.750% Series A Preferred Shares.
The Company relies on these third party sources of capital to meet both short-term and long-term liquidity requirements, and its ability to access these third party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but can provide no assurance that these sources of capital will be available on terms the Company deems attractive, or at all.
Financing Activity
Equity Offerings
On November 16, 2010, the Company issued 11.5 million common shares at a price of $15.50 per share, which generated net proceeds of approximately $170.4 million. The Company used the majority of the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility, to fund the acquisition of Atlantic Corporate Park and for other general corporate purposes. During the second quarter of 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes. During the first quarter of 2010, the Company issued 6.3 million common shares at a price of $14.50 per share, which generated net proceeds of $87.1 million. The Company used $82.9 million of the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility and the remainder for other general corporate purposes.
During 2010, the Company increased the amount of its common shares that could be issued through its controlled equity offering program by 5.0 million common shares. In 2010, the Company sold 0.5 million common shares through its controlled equity offering program at a weighted average offering price of $15.46 per share, which generated net proceeds of approximately $7.3 million. At December 31, 2010, the Company had 4.8 million common shares available for issuance under its controlled equity offering program.
In January 2011, the Company issued 4.6 million 7.750% Series A Preferred Shares at a price of $25.00 per share, which generated net proceeds of $111.3 million. Dividends for the Series A Preferred Shares are cumulative from the date of original issuance and payable on a quarterly basis beginning on February 15, 2011. The Company used the proceeds from the issuance of its Series A Preferred Shares to pay down $105.0 million of the outstanding balance on its unsecured revolving credit facility and for other general corporate purposes.
Unsecured Revolving Credit Facility
On December 29, 2009, the Company replaced its $125.0 million unsecured revolving credit facility with a new $175.0 million facility. In the second quarter of 2010, the Company expanded the unsecured revolving credit facility to $225.0 million with the addition of two new lenders and eliminated the 1% LIBOR floor associated with the facility’s applicable interest rate. The unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. The variable interest rate on the unsecured revolving credit facility is LIBOR plus a spread of 275 to 375 basis points, depending on the Company’s overall leverage. At December 31, 2010, the applicable spread was 300 basis points and LIBOR was 0.26%. The Company had $33.9 million of unused capacity on its unsecured revolving credit facility at December 31, 2010.

Secured Term Loans
On November 10, 2010, the Company entered into a $50.0 million senior secured term loan with Key Bank, N.A., which originally matured in February 2011. During 2011, the Company’s exercised a three month extension and the loan now matures in May 2011. The loan has an interest rate of LIBOR plus 350 basis points. The proceeds from the loan were used to partially finance the acquisition of Redland Corporate Center.
At December 31, 2010, the Company had two other secured terms loans totaling $60.0 million. The Company’s $40.0 million secured term loan is separated into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. On January 14, 2011, the Company repaid the first $10.0 million loan with available cash. At December 31, 2010, the loan bears interest at LIBOR plus 250 basis points, which increased by 100 basis points on January 1, 2011 and will increase by 100 basis points every year, to a maximum of 550 basis points. During 2010, the Company exercised a one-year extension on its $20.0 million secured term loan, which will mature in August 2011.
Interest Rate Swap Agreements
In July 2010, the Company entered into an interest rate swap agreement that, beginning on January 18, 2011, fixed LIBOR at 1.474% on $50.0 million of the Company’s variable rate debt. The interest rate swap will mature on January 15, 2014.
During January 2008 and August 2008, the Company entered into a two swap agreements that fixed LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt and at 3.33% on $35.0 million of its outstanding variable rate debt, respectively. Both swap agreements matured in August 2010.
Exchangeable Senior Notes
During 2010, the Company issued 880,648 common shares in exchange for retiring $13.03 million of its Exchangeable Senior Notes and used $6.9 million of available cash to retire $7.02 million of its Exchangeable Senior Notes. The retirement of Exchangeable Senior Notes in 2010 resulted in a gain of $0.2 million, net of deferred financing costs and discounts. As of December 31, 2010, the Company had used $66.3 million in cash and $12.4 million of the Company’s common shares to repurchase $94.6 million of its Exchangeable Senior Notes.
Repayment of Mortgage Debt
The Company has repaid the following mortgages since January 1, 2009 (dollars in thousands):

			Effective
Month	Year	Property	Interest Rate	Amount
January	2011	Indian Creek Court	5.90%	$11,982
December	2010	Enterprise Center	5.20%	16,712
November	2010	Park Central II	5.66%	5,305
June	2010	4212 Tech Court	8.53%	1,654
November	2009	Park Central I	5.66%	4,540
October	2009	4200 Tech Court	8.07%	1,706
May	2009	Glen Dale Business Center	5.13%	8,033

				$49,932

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
Consolidated cash flow information is summarized as follows:

	Year ended December 31,			Change
(amounts in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Cash provided by operating activities	$36,664	$40,008	$38,064	$(3,344)	$1,944
Cash used in investing activities	(349,808)	(62,938)	(21,062)	(286,870)	(41,876)
Cash provided by (used in) financing activities	337,104	15,898	(5,848)	321,206	21,746
Comparison of the Years Ended December 31, 2010 and 2009
Net cash provided by operating activities decreased $3.3 million in 2010 compared with 2009, primarily due to a net loss of $11.7 million incurred during the year ended December 31, 2010 compared with net income of $4.1 million for the year ended December 31, 2009. The decrease in net (loss) income was primarily due to an increase in acquisition costs of $6.1 million during 2010 compared with 2009 as the Company acquired ten properties, including two through unconsolidated joint ventures, in 2010 compared with the acquisition of two properties in 2009. Also, the decline in net (loss) income in 2010 was due to additional snow and ice removal expenses, net of recoveries, incurred in the first quarter of 2010 compared with 2009. The decrease in cash provided by operating activities was also due to a reduction of rents received in advance due to the timing of payments during 2010 compared with 2009.
Net cash used in investing activities increased $286.9 million during 2010 compared with 2009. The increase in cash used for investing activities is primarily due to an increase in property acquisitions in 2010 as the Company acquired eight consolidated properties compared with the acquisition of two consolidated properties in 2009. The Company also acquired a parcel of land for $3.2 million in 2010. The Company paid $21.0 million in 2010 to invest in two separate unconsolidated joint ventures. In 2010, the Company provided a $24.8 million subordinated loan to the owners of 950 F Street, NW in Washington, D.C., which is secured by a portion of the owners’ interest in the property. At December 31, 2010, the Company had paid $7.4 million in deposits on potential acquisitions compared with $0.5 million of deposits at December 31, 2009. During the second quarter of 2010, the Company sold its Deer Park and 7561 Lindbergh Drive properties for net proceeds of $11.4 million. The Company did not dispose of any properties during 2009. On January 1, 2010, the Company deconsolidated a joint venture that owns RiversPark I. As a result, $0.9 million of cash held by RiversPark I was removed from the Company’s condensed consolidated financial statements. The increase in cash used in investing activities was also attributable to a $4.6 million increase in additions to construction in progress as the Company experienced a higher volume of development and redevelopment activity in 2010 compared with 2009.
Net cash provided by financing activities increased $321.2 million during 2010 compared with 2009. During 2010, the Company issued $362.0 million of debt, which consisted of borrowings from the Company’s unsecured revolving credit facility totaling $254.0 million, mortgage loans totaling $58.0 million encumbering three of the Company’s 2010 acquisitions and the issuance of a $50.0 million senior secured term loan used to partially fund the acquisition of Redland Corporate Center, compared with the issuance of $109.5 million of debt issuances in 2009. The increase in cash provided by financing activities was also attributed to the issuance of 18.3 million of the Company’s common shares in 2010, for net proceeds of $264.6 million. The proceeds were used to repay a portion of the Company’s outstanding revolving credit facility during 2010, to fund acquisitions and for other general corporate purposes. In 2009, the Company issued 2.8 million shares of common stock, through its controlled equity offering program, for net proceeds of $29.5 million. The increase in proceeds from the Company’s debt and equity issuances in 2010 compared with 2009 were used to acquire properties and refinance existing debt, as the Company repaid $258.3 million in 2010 compared with $92.6 million in 2009. The Company’s equity issuances have resulted in an increase in its outstanding common shares, which have resulted in a $2.3 million increase in dividends paid in 2010 compared with 2009.

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
Distributions
The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. At December 31, 2010, the Company was the sole general partner of and owned 98.1% of the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Trustees.

Debt Financing
The following table sets forth certain information with respect to the Company’s indebtedness at December 31, 2010.

			Balance
	Effective		December 31,	Annualized Debt			Balance at
(dollars in thousands)	Interest Rate		2010	Service		Maturity Date	Maturity
Fixed Rate Debt
Indian Creek Court(1)	5.90%		$11,982	$1,162		1/01/2011	$11,982
403/405 Glenn Drive	5.50%		7,960	746		7/01/2011	7,807
4612 Navistar Drive(2)	5.20%		12,189	1,131		7/11/2011	11,921
Campus at Metro Park(2)	5.25%		22,556	2,028		2/11/2012	21,581
1434 Crossways Boulevard Building II	5.38%		9,484	826		8/05/2012	8,866
Crossways Commerce Center	6.70%		24,179	2,087		10/01/2012	23,313
Newington Business Park Center	6.70%		15,252	1,316		10/01/2012	14,706
Prosperity Business Center	5.75%		3,502	305		1/01/2013	3,242
Aquia Commerce Center I	7.28%		353	165		2/01/2013	42
1434 Crossways Boulevard Building I	5.38%		8,225	665		3/05/2013	7,597
Linden Business Center	5.58%		7,080	512		10/01/2013	6,596
Owings Mills Business Center	5.75%		5,448	425		3/01/2014	5,066
Annapolis Commerce Park East	6.25%		8,491	665		6/01/2014	8,010
Cloverleaf Center	6.75%		17,204	1,464		10/08/2014	15,953
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%		99,151	5,146		8/01/2015	91,588
Hanover Business Center:
Hanover Building D	6.63%		642	161		8/01/2015	13
Hanover Building C	6.63%		1,041	186		12/01/2017	13
Chesterfield Business Center:
Chesterfield Buildings C, D, G and H	6.63%		1,681	414		8/01/2015	34
Chesterfield Buildings A, B, E and F	6.63%		2,398	291		6/01/2021	26
7458 Candlewood Road — Note I	6.30%		9,938	819		1/1/2016	8,821
7458 Candlewood Road — Note II	6.04%		4,761	424		1/1/2016	4,567
Gateway Centre Building I	5.88%		1,189	219		11/01/2016	—
500 First Street, NW	5.79%		38,793	2,722		7/1/2020	32,000
Battlefield Corporate Center	4.40%		4,289	320		11/1/2020	2,618
Airpark Business Center	6.63%		1,308	173		6/01/2021	14

	5.71	%(3)	319,096	24,372			286,376

Convertible Debt
Exchangeable Senior Notes(4)	5.84%		29,936	1,218		12/15/2011	30,450

Senior Unsecured Debt
Series A Notes	6.41%		37,500	2,404		6/15/2013	37,500
Series B Notes	6.55%		37,500	2,456		6/15/2016	37,500

Total Fixed Rate Debt	5.85	%(3)	$424,032	$30,450			$391,826

Variable Rate Debt
Secured Term Loan I (5)
Loan A	LIBOR+2.50%		$10,000	$276		1/15/2011	$10,000
Loan B	LIBOR+2.50%		10,000	276		1/15/2012	10,000
Loan C	LIBOR+2.50%		10,000	276		1/15/2013	10,000
Loan D	LIBOR+2.50%		10,000	276		1/15/2014	10,000
Secured Term Loan II	LIBOR+2.50%		20,000	552		8/11/2011	20,000
Senior Secured Term Loan (6)	LIBOR+3.50%		50,000	1,880		5/10/2011	50,000
Unsecured Revolving Credit Facility (7)(8)	LIBOR+3.00%		191,000	6,227		1/15/2014	191,000

Total Variable Rate Debt	3.24	%(2)(9)	$301,000	$9,763			$301,000

Total at December 31, 2010	4.77	%(2)(9)	$725,032	$40,213	(10)		$692,826

(1)	In January 2011, the Company repaid the $12.0 million mortgage encumbering Indian Creek Court with available cash.

(2)	The maturity date on these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans increase.

(3)	Represents the weighted average interest rate.

(4)	During 2010, the Company retired $20.1 million of its Exchangeable Senior Notes. The principal amount of the Exchangeable Senior Notes was $30.4 million at December 31, 2010.

(5)
Interest on the loan is LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points. In January 2011, the Company repaid the $10.0 million balance of Loan A with available cash.

(6)
On November 10, 2010, the Company entered into a three month $50.0 million senior secured term loan with KeyBank, N.A. In February 2011, the Company extended the maturity date of the term loan to May 10, 2011.

(7)	The unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise.

(8)
As of December 31, 2009, the borrowing base for the Company’s unsecured revolving credit facility included the following properties: 13129 Airpark Road, Virginia Center, Aquia Commerce Center II, Airpark Place, Gateway West II, Crossways II, Reston Business Campus, Cavalier Industrial Park, Gateway Centre (Building II), Enterprise Parkway, Diamond Hill Distribution Center, Linden Business Center (Building I), 1000 Lucas Way, River’s Bend Center, Crossways I, Sterling Park Business Center, Sterling Park Land, 1408 Stephanie Way, Davis Drive, Gateway 270, Gateway II, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II, Park Central (Building V), Hanover AB, Herndon Corporate Center, 6900 English Muffin Way, Gateway West, 4451 Georgia Pacific, 20270 Goldenrod Lane, Old Courthouse Square, Patrick Center, West Park, Woodlands Business Center, 15 Worman’s Mill Court, Girard Business Center, Girard Place, Owings Mills Commerce Center, 4200 Tech Court, Park Central I, Triangle Business Center and Ashburn Center.

(9)
In July 2010, the Company entered into an interest rate swap agreement that, beginning on January 18, 2011, fixed LIBOR at 1.474% on $50.0 million of the Company’s variable rate debt. The swap agreement will mature on January 15, 2014.

(10)	During 2010, the Company paid approximately $4.8 million in principal payments, which excludes $23.7 million related to mortgage debt that was repaid in 2010.
All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants. The Company is also subject to cash management agreements with most of its mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.
Exchangeable Senior Notes
On December 11, 2006, the Company issued $125.0 million of 4.0% Exchangeable Senior Notes for net proceeds of approximately $122.2 million. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2007. Holders may, under certain conditions, exchange their notes for cash or a combination of cash and the Company’s common shares, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares, which are adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have not been registered under the Securities Act and may not be traded or sold except to certain defined qualified institutional buyers. The notes are senior unsecured obligations of the Operating Partnership and guaranteed by the Company. As of December 31, 2010, the Company was in compliance with all of the financial covenants of its Exchangeable Senior Notes.
The Company used $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of equity. To the extent the then fair value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. The Company applied the majority of the remaining proceeds toward the January 2007 purchase of three buildings at Greenbrier Business Center.

During 2010, the Company issued 880,648 common shares in exchange for retiring $13.03 million of its Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes. The retirement of Exchangeable Senior Notes resulted in a gain of $0.2 million, or approximately $0.01 per diluted share, net of deferred financing costs and discounts. At December 31, 2010, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares for a total of approximately 0.9 million shares, which is equivalent to an exchange rate of $35.66 per Company common share. The capped call option associated with the repurchased notes was effectively terminated on their respective repurchase dates.
Senior Notes
On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. As of December 31, 2010, the weighted average interest rate on the Senior Notes was 6.48%.
On November 8, 2010, the Company, the Operating Partnership, certain of the Company’s subsidiaries and certain holders of the Company’s Senior Unsecured Series A and Series B Notes sufficient to effect the Amendment (as herein defined) (the “Noteholders”) entered into a First Amendment, Consent and Waiver dated as of November 5, 2010 to the Note Purchase Agreement dated as of June 22, 2006 (the “Amendment”). Pursuant to the Amendment, the Company added certain subsidiaries as guarantors of the Company’s Senior Unsecured Series A and Series B Notes and agreed that, to the extent the Company or any of its subsidiaries (other than certain excluded subsidiaries) provides a lien for the benefit of the lenders or administrative agent under the Company’s unsecured revolving credit facility, the Company or its subsidiaries, as applicable, will grant the holders of the Company’s Senior Unsecured Series A and Series B Notes a similar first priority lien over the same assets, property and undertaking as those encumbered in respect of the unsecured revolving credit facility. In addition, the Company agreed to add a covenant to the terms of the Company’s Senior Unsecured Series A and Series B Notes that as at the end of any fiscal quarter, (a) for the fourth quarter of 2010 through the third quarter of 2011, its Consolidated Debt Yield (as defined in the revolving credit agreement) will not be less than 10.5%, and (b) for each quarter thereafter, its Consolidated Debt Yield will not be less than 11.0%. The Company also agreed to add a covenant to the terms of the Company’s Senior Unsecured Series A and Series B Notes that, as of the end of any fiscal quarter after giving effect to the Amendment, its ratio of (i) Adjusted Net Operating Income (as defined in the unsecured revolving credit facility) for the applicable quarter, annualized, divided by (ii) its Unsecured Interest Expense (as defined in the revolving credit facility) for the applicable quarter, annualized, shall not be less than 1.75 to 1.0. The covenants mirror already existing covenants contained in the Company’s unsecured revolving credit agreement. In exchange for these modifications, the Noteholders agreed to waive the Company’s previous failure to provide certain subsidiary guarantees. The Company agreed to pay a waiver and consent fee to the holders of the Company’s Senior Unsecured Series A and Series B Notes in an aggregate amount equal to $37,500. As of December 31, 2010, the Company was in compliance with all the financial covenants of its Senior Notes.

Financial Covenants
The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of December 31, 2010, the Company was in compliance with all of the financial covenants of its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at December 31, 2010 (dollars in thousands):
Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured
	Revolving Credit
	Facility and 2007
	Secured Term		2008 Secured
	Loan	Covenant	Term Loan	Covenant
Unencumbered Pool Leverage(1)	61.2%	≤ 62.5%	—	—
Unencumbered Pool Debt Service Coverage Ratio(1),(2)	2.9x	≥ 1.75x	—	—
Maximum Consolidated Total Indebtedness	51.3%	≤ 62.5%	49.1%	≤ 60%
Minimum Tangible Net Worth	$731,189	$601,477	$800,802	$601,477
Fixed Charge Coverage Ratio	2.04x	≥1.50x	2.04x	≥ 1.50x
Maximum Dividend Payout Ratio	92.2%	≤ 95%	92.2%	≤ 95%
Maximum Secured Debt	30.1%	≤ 40%	28.7%	≤ 40%

(1)	Covenant does not apply to the Company’s secured term loans.

(2)	Covenant applies only to the Company’s unsecured revolving credit facility.
Senior Notes

	Senior Notes	Covenant
Unencumbered Pool Leverage	48.2%	≤ 65%
Unencumbered Pool Debt Service Coverage Ratio(1),(2)	3.07x	≥ 1.75x
Maximum Consolidated Total Indebtedness	50.2%	≤ 65%
Minimum Tangible Net Worth	$764,941	≥ $601,477
Fixed Charge Coverage Ratio	2.04x	≥1.50x
Maximum Dividend Payout Ratio	92.2%	≤ 95%
Maximum Secured Debt	29.4%	≤ 40%
Non-Financial Covenants in Mortgage Loan Documents
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of December 31, 2010, the Company believes that there were eleven mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $112 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and nine were assumed subsequent to its IPO. In January 2011, the Company repaid, with available cash, a $12.0 million mortgage with a Prohibited Transfer provision that was assumed subsequent to its IPO. In addition, in January 2011, the Company agreed to a modification of a $22.1 million mortgage loan to expressly permit such trading and issuances. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its two Secured Term Loans and its Exchangeable Senior Notes.

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
The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. During the third quarter of 2010, the Company entered into a forward swap agreement that began on January 18, 2011. The Company had two interest rate swap agreements, which were entered into during 2008 and matured in August 2010. The table below summarizes the Company’s interest rate swap agreements as of December 31, 2010 (dollars in thousands):

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
Off-Balance Sheet Arrangements
On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all their related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. The Company remains liable for $7.0 million of mortgage debt, which represents its proportionate share. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. For more information, see footnote 5 — Investment in Affiliates.

Disclosure of Contractual Obligations
The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2010 (amounts in thousands):

		Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 Years	3 -5 Years	Years

Mortgage loans	$319,096	$38,898	$96,250	$141,775	$42,173
Exchangeable senior notes(1)	30,450	30,450	—	—	—
Senior notes	75,000	—	37,500	—	37,500
Secured term loans	110,000	80,000	20,000	10,000	—
Credit facility(2)	191,000	—	—	191,000	—
Interest expense(3)	110,853	31,307	47,118	21,051	11,377
Operating leases	1,153	619	534	—	—
Development	182	182	—	—	—
Redevelopment	8,358	8,358	—	—	—
Capital expenditures	155	155	—	—	—
Tenant improvements	10,702	10,702	—	—	—
Acquisition-related contractual obligations	1,398	—	1,398	—	—

Total	$858,347	$200,671	$202,800	$363,826	$91,050

(1)	Total carrying value of the Exchangeable Senior Notes was $29,936, net of discounts, at December 31, 2010.

(2)
The unsecured revolving credit facility matures in January 2013 and provides for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date, which is conditional upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(3)
Interest expense for the Company’s fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for the Company’s variable rate obligations is calculated using the outstanding balance and applicable interest rate at December 31, 2010 over the life of the obligation.

The Company owns a 25% interest in RiversPark I and II through two unconsolidated joint ventures. The properties are encumbered by a $28.0 million mortgage loan, which the Company remains liable for its proportionate share, or $7.0 million. Upon formation of the joint venture to own RiversPark I, the Company guaranteed to the joint ventures the rental payments associated with four leases with the former owner of RiversPark I. Two of the guarantees were terminated in 2008, and another guarantee was terminated in the fourth quarter of 2009. The final guarantee will expire in September 2011 or earlier if the space is re-leased. As of December 31, 2010, the maximum potential amount of future payments the Company could be required to make related to the remaining guarantee at RiversPark I is $0.1 million.
In connection with the Company’s 2009 acquisition of Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. As of December 31, 2010, the Company’s total contingent consideration obligation to the former owner of Ashburn Center was approximately $1.4 million.
On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. As of December 31, 2010, the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected on the Company’s consolidated financial statements.

As of December 31, 2010, the Company had development and redevelopment contractual obligations of $8.5 million outstanding, primarily related to construction activities at Three Flint Hill, which is undergoing a complete renovation, and capital improvement obligations of $0.2 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2010. Also, as of December 31, 2010, the Company had $10.7 million of tenant improvement obligations, primarily related to a tenant at Indian Creek Court, which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of December 31, 2010.
As of December 31, 2010, the Company had $7.4 million in deposits outstanding related to the potential acquisition of four properties and a land parcel.
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
The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Net (loss) income attributable to common shareholders	$(11,443)	$3,932	$19,526
Add: Depreciation and amortization:
Real estate assets	42,979	40,642	36,769
Discontinued operations	231	230	918
Unconsolidated joint ventures	793	270	—
Consolidated joint ventures	(13)	(801)	—
Joint venture acquisition fee	—	—	210
Gain on sale of real estate properties	(557)	—	(14,274)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(230)	124	615

FFO available to common shareholders and unitholders	$31,760	$44,397	$43,764

Weighted average common shares and Operating Partnership units outstanding — diluted	37,950	28,804	25,637

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
In July 2010, the Company entered into an interest rate swap agreement that, beginning on January 18, 2011, fixed LIBOR at 1.474% on $50.0 million of the Company’s variable rate debt. The interest rate swap will mature on January 15, 2014.
In December 2006 and concurrent with the issuance of $125.0 million of Exchangeable Senior Notes, the Company purchased, for $7.6 million, a capped call option on its common shares in a separate transaction. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to conversion or otherwise. The option was recorded as a reduction of equity. To the extent the then fair value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price. As of December 31, 2010, the Exchangeable Senior Notes were convertible into 28.039 shares of each $1,000 of principal amount for a total of approximately 0.9 million shares, which is equivalent to a conversion price of $35.66 per Company common share. The Company retired $20.1 million, $34.5 million and $40.0 million of its Exchangeable Senior Notes at a discount, in 2010, 2009 and 2008, respectively, which resulted in a gain of $0.2 million, $6.3 million and $4.4 million, respectively, net of deferred financing costs and discounts. As of December 31, 2010, the Company used $66.3 million in cash and $12.4 million of the Company’s common shares to repurchase $94.6 million of its Exchangeable Senior Notes.
As of December 31, 2010, the Company had $301.0 million of outstanding variable rate debt, which consisted of borrowings of $191.0 million on its unsecured revolving credit facility and $110.0 million on three secured term loans. A change in interest rates of 1.0% would result in an increase or decrease of $3.0 million in interest expense on an annualized basis.
For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 12, Fair Value Measurements for more information on the fair value of the Company’s debt.
The Company’s projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2010, for each of the succeeding five years are as follows (dollars in thousands):

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
Fixed Rate Debt
Mortgage debt	$38,898	$77,551	$18,698	$33,324	$108,451	$42,174	$319,096	$289,449
Exchangeable senior notes(1)	30,450	—	—	—	—	—	30,450	30,412
Senior notes	—	—	37,500	—	—	37,500	75,000	75,101

Weighted average interest rate	5.76%	5.91%	5.81%	5.74%	5.74%	5.79%	$424,546	$394,962

Variable Rate Debt
Secured term loans	80,000	10,000	10,000	10,000	—	—	$110,000	$109,976
Credit facility(2)	—	—	—	191,000	—	—	191,000	191,073

Weighted average interest rate	3.33%	3.40%	3.38%	4.36%	—	—	$301,000	$301,049

Interest Rate Swap
Variable to fixed(3)	—	—	—	50,000	—	—	50,000	(396)
Average pay rate	4.47%	4.47%	4.47%	4.47%	—	—
Weighted average receive rate	3.26%	3.26%	3.26%	3.26%	—	—

(1)	The carrying value of the Exchangeable Senior Notes was $29,936, net of discounts at December 31, 2010.

(2)
The unsecured revolving credit facility matures in January 2013 and provides for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date.

(3)
In July 2010, the Company entered into an interest rate swap agreement that, beginning on January 18, 2011, fixed LIBOR at 1.474% on $50.0 million of the Company’s variable rate debt. The swap agreement will mature on January 15, 2014.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 72. KPMG’s report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
March 10, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information appearing in the Company’s proxy definite statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 19, 2011 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Information on our Board of Trustees and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

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
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
A total of 4,460,800 equity securities have been authorized under the Company’s 2003 and 2009 Equity Compensation Plans. The following table sets forth information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no equity compensation plans that were not approved by its security holders.

	Number of Securities to	Weighted-Average	Number of Securities
	be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	811,580	$16.72	2,366,896
Equity compensation plans not approved by security holders	—	—	—

Total	811,580	$16.72	2,366,896

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Financial Statements and Schedules
Reference is made to the Index to Financial Statements and Schedules on page 78 for a list of the financial statements and schedules included in this report.
Exhibits
The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans or arrangements are filed as Exhibits 10.1 through 10.10 and 10.14 through 10.19.

Exhibit		Description of Document

3.1	(1)	Amended and Restated Declaration of Trust of the Registrant.
3.2	(2)	Articles Supplementary designating First Potomac Realty Trust’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.
3.3	(3)	Form of share certificate evidencing the Company’s Common Shares
3.4	(4)	Form of share certificate evidencing the 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share
3.5	(1)	Amended and Restated Bylaws of the Registrant.
4.1	(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.
4.2	(5)	Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.
4.3	(6)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.
4.4	(7)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.
4.5	(8)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.
4.6	*
First Amendment, Consent and Waiver dated as of November 5, 2010 to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.7	(9)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.
4.8	(10)	Subsidiary Guaranty, dated as of June 22, 2006.
4.9	(11)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.
4.10	(7)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.
10.1	(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.
10.2	(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.
10.3	(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.
10.4	(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.
10.5	(12)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.
10.6	(13)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.
10.7	(14)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.
10.8	(1)	2003 Equity Compensation Plan.
10.9	(15)	2009 Equity Compensation Plan
10.10	(16)	2009 Employee Stock Purchase Plan
10.11	(17)	Amendment No. 1 to the 2003 Equity Compensation Plan.
10.12	(18)	Amendment No. 2 to the 2003 Equity Compensation Plan.
10.13	(19)	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan

Exhibit		Description of Document

10.14	(20)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.
10.15	(21)
Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.16	(22)
Second Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank N.A., Wells Fargo N.A., PNC Bank, N.A., Wachovia Bank, N.A., Bank of Montreal, and Chevy Chase Bank (a division of Capital One, N.A.), dated as of December 29, 2009.

10.17	(23)
Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated May 14, 2010, between the Operating Partnership, KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank N.A., and Chevy Chase Bank

10.18	(24)
Commitment Increase Agreement, dated June 1, 2010, among the Operating Partnership and certain of its subsidiaries, KeyBank N.A. (as administrative agent) and USBank National Association and TD Bank, N.A., each as additional lenders.

10.19	*
Amendment No. 2, dated October 27, 2010, to the Company’s Second Amended and Restated Revolving Credit Agreement, dated December 29, 2009, between the Operating Partnership, certain of the Operating Partnership’s subsidiaries and KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank, N.A. Chevy Chase Bank (a division of Capital One, N.A.), U.S. Bank, N.A. and TD Bank, N.A

10.20	(25)	Form of Restricted Common Shares Award Agreement for Officers.
10.21	(26)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.
10.22	(27)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.
10.23	(28)	Form of 2009 Restricted Common Shares Award Agreement for Trustees.
10.24	(29)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Time-Vesting).
10.25	(30)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Performance-Based).
10.26	(31)	Form of 2010 Form of Restricted Stock Agreement (Time-Vesting)
10.27	(32)	From of 2010 Restricted Stock Agreement (Performance-Vesting)
10.28	(33)	Form of Restricted Common Share Award Agreement for Trustees
10.29	(34)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.
10.30	(35)
Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.31	(36)
Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.32	(37)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.33	(38)
Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.34	(39)
Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.35	(40)	Amendment No. 3 to Secured Term Loan Agreement dated as of December 29, 2009, among First Potomac Realty Investment Limited Partnership, and KeyBank National Association.
10.36	(41)	Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.37	(42)	Amendment No. 1 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.38	(43)	Amendment No. 2 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.39	*
Amendment No. 3, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors), KeyBank and Wells Fargo, to the Secured Term Loan Agreement, dated August 11, 2008, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.40	*
Amendment No. 4, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.41	*	Secured term loan agreement, dated November 10, 2010, between the Operating Partnership and KeyBank N.A.

Exhibit		Description of Document

12	*	Statement Regarding Computation of Ratios.
21	*	Subsidiaries of the Registrant.
23	*	Consent of KPMG LLP (independent registered public accounting firm).
31.1	*	Section 302 Certification of Chief Executive Officer.
31.2	*	Section 302 Certification of Chief Financial Officer.
32.1	*	Section 906 Certification of Chief Executive Officer.
32.2	*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A (Registration No. 001-31824).

(3)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (Registration No. 001-31824).

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(9)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(10)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(11)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(14)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(15)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(16)	Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(18)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(32)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(35)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(36)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(40)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2008.

(42)	Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 10-K filed on March 5, 2010.

(43)	Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 10-K filed on March 5, 2010.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 10, 2011.

FIRST POTOMAC REALTY TRUST
/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2011.

Signature	Title

/s/ Douglas J. Donatelli Douglas J. Donatelli	Chairman of the Board of Trustees and Chief Executive Officer

/s/ Barry H. Bass Barry H. Bass	Executive Vice President, Chief Financial Officer

/s/ Michael H. Comer Michael H. Comer	Senior Vice President, Chief Accounting Officer

/s/ Robert H. Arnold Robert H. Arnold	Trustee

/s/ Richard B. Chess Richard B. Chess	Trustee

/s/ J. Roderick Heller, III J. Roderick Heller, III	Trustee

/s/ R. Michael McCullough R. Michael McCullough	Trustee

/s/ Alan G. Merten Alan G. Merten	Trustee

/s/ Terry L. Stevens Terry L. Stevens	Trustee

FIRST POTOMAC REALTY TRUST
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
The following consolidated financial statements and schedule of First Potomac Realty Trust and Subsidiaries and report of our independent registered public accounting firm thereon are attached hereto:
FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 10, 2011

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(Amounts in thousands, except per share amount)

	2010	2009
Assets:
Rental property, net	$1,217,897	$987,475
Cash and cash equivalents	33,280	9,320
Escrows and reserves	8,070	9,978
Accounts and other receivables, net of allowance for doubtful accounts of $3,246 and $2,346, respectively	7,238	7,049
Accrued straight-line rents, net of allowance for doubtful accounts of $849 and $1,185, respectively	12,771	10,967
Notes receivable, net	24,750	—
Investment in affiliates	23,721	1,819
Deferred costs, net	20,174	17,837
Prepaid expenses and other assets	14,230	6,625
Intangible assets, net	34,551	20,103

Total assets	$1,396,682	$1,071,173

Liabilities:
Mortgage loans	$319,096	$301,463
Exchangeable senior notes, net	29,936	48,718
Senior notes	75,000	75,000
Secured term loans	110,000	60,000
Unsecured revolving credit facility	191,000	159,900
Financing obligation	—	5,066
Accounts payable and other liabilities	16,827	13,100
Accrued interest	2,170	2,072
Rents received in advance	7,049	7,267
Tenant security deposits	5,390	5,235
Deferred market rent, net	6,032	6,008

Total liabilities	762,500	683,829

Noncontrolling interests in the Operating Partnership	16,122	9,585

Equity:
Series A Preferred Shares, $25 par value, 4,600 shares authorized and none outstanding	—	—
Common shares, $0.001 par value, 150,000 shares authorized; 49,922 and 30,589 shares issued and outstanding, respectively	50	31
Additional paid-in capital	794,051	517,940
Noncontrolling interests in consolidated partnerships	3,077	—
Accumulated other comprehensive loss	(545)	(1,879)
Dividends in excess of accumulated earnings	(178,573)	(138,333)

Total equity	618,060	377,759

Total liabilities, noncontrolling interests and equity	$1,396,682	$1,071,173

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except per share amounts)

	2010	2009	2008
Revenues:
Rental	$113,041	$107,383	$100,229
Tenant reimbursements and other	26,975	24,765	22,173

Total revenues	140,016	132,148	122,402

Operating expenses:
Property operating	34,053	32,567	26,854
Real estate taxes and insurance	13,140	12,849	12,042
General and administrative	14,523	13,219	11,938
Acquisition costs	7,169	1,076	—
Depreciation and amortization	42,979	40,642	36,769
Impairment of real estate assets	5,834	2,541	—
Contingent consideration related to acquisition of property	710	—	—

Total operating expenses	118,408	102,894	87,603

Operating income	21,608	29,254	34,799

Other expenses, net:
Interest expense	33,758	32,412	35,873
Interest and other income	(637)	(522)	(667)
Equity in losses of affiliates	124	95	—
Gains on early retirement of debt	(164)	(6,167)	(4,374)

Total other expenses, net	33,081	25,818	30,832

(Loss) income from continuing operations before income taxes	(11,473)	3,436	3,967

Provision for income taxes	(31)	—	—

(Loss) income from continuing operations	(11,504)	3,436	3,967

Discontinued operations:
(Loss) income from operations of disposed properties	(728)	620	1,900
Gain on sale of real estate properties	557	—	14,274

(Loss) income from discontinued operations	(171)	620	16,174

Net (loss) income	(11,675)	4,056	20,141
Less: Net loss (income) attributable to noncontrolling interests	232	(124)	(615)

Net (loss) income attributable to common shareholders	$(11,443)	$3,932	$19,526

Net (loss) income attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.32)	$0.10	$0.14
(Loss) income from discontinued operations	(0.01)	0.02	0.63

Net (loss) income	$(0.33)	$0.12	$0.77

Weighted average common shares outstanding — basic	36,984	27,956	24,838
Weighted average common shares outstanding — diluted	36,984	28,045	24,858
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Income (Loss)
Years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

			Accumulated	Noncontrolling	Dividends in
	Common		Other	Interests in	Excess of
	Shares	Additional	Comprehensive	Consolidated	Accumulated		Comprehensive
	Par Value	Paid-in Capital	Loss	Partnerships	Earnings	Total Equity	Income (Loss)

Balance at December 31, 2007	$24	$438,566	$—	$—	$(101,070)	$337,520

Net income	—	—	—		20,141	20,141	$20,141
Other comprehensive loss	—	—	(3,931)	—	—	(3,931)	(3,931)

Total comprehensive income							16,210
Attributable to noncontrolling Interests	—	—	108	—	(615)	(507)	(507)

Total comprehensive income attributable to common shareholders							$15,703

Dividends paid to shareholders	—	—	—	—	(34,192)	(34,192)

Acquisition of partnership units	—	(34)	—	—	—	(34)
Shares issued in exchange for Operating Partnership units	—	358	—	—	—	358
Restricted stock expense	—	1,791	—	—	—	1,791
Exercise of stock options	—	38	—	—	—	38
Stock option expense	—	201	—	—	—	201
Issuance of common stock	3	43,905	—	—		43,908

Balance at December 31, 2008	27	484,825	(3,823)	—	(115,736)	365,293

Net income	—	—	—	—	4,056	4,056	$4,056

Other comprehensive income	—	—	1,314	—	—	1,314	1,314

Total comprehensive income							5,370
Attributable to noncontrolling Interests	—	—	(32)	—	(124)	(156)	(156)

Total comprehensive income attributable to common shareholders							$5,214

Dividends paid to shareholders	—	—	—	—	(26,529)	(26,529)

Acquisition of partnership units	—	1	—	—	—	1
Shares issued in exchange for Operating Partnership units	—	483	—	—	—	483
Restricted stock expense	—	2,906	—	—	—	2,906
Stock option expense	—	207	—	—	—	207
Issuance of common stock	4	29,518				29,522
Deconsolidation of joint venture	—	—	662	—	—	662

Balance at December 31, 2009	31	517,940	(1,879)	—	(138,333)	377,759

Net loss	—	—	—	—	(11,675)	(11,675)	$(11,675)

Other comprehensive income	—	—	1,067	—	—	1,067	1,067

Total comprehensive loss							(10,608)
Attributable to noncontrolling Interests	—	—	(23)	—	232	209	209

Total comprehensive loss attributable to common shareholders							$(10,399)

Dividends paid to shareholders	—	—	—	—	(28,797)	(28,797)
Acquisition of partnership units	—	(1)	—	—	—	(1)
Shares issued in exchange for Operating Partnership units	—	55	—	—	—	55
Restricted stock expense	—	3,465	—	—	—	3,465
Exercise of stock options	—	44	—	—	—	44
Stock option and employee stock purchase plan expense	—	270	—	—	—	270
Issuance of common stock, net of net settlements	19	275,872	—	—	—	275,891
Adjustment of Operating Partnership units to fair value	—	(3,594)	—	—	—	(3,594)
Noncontrolling interest in consolidated joint venture, at acquisition	—	—	—	3,079	—	3,079
Loss attributable to noncontrolling interest in consolidated joint venture	—	—	—	(2)	—	(2)
Deconsolidation of joint venture	—	—	290	—	—	290

Balance at December 31, 2010	$50	$794,051	$(545)	$3,077	$(178,573)	$618,060

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	2010	2009	2008
Cash flow from operating activities:
Net (loss) income	$(11,675)	$4,056	$20,141
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of properties	(557)	—	(14,274)
Depreciation and amortization	231	230	918
Impairment of real estate asset	565	—	—
Depreciation and amortization	43,805	41,507	37,640
Stock based compensation	3,735	3,113	1,985
Bad debt expense	1,290	2,302	533
Amortization of deferred market rent	(1,356)	(1,572)	(1,730)
Amortization of financing costs and fair value discounts	757	445	3,208
Equity in losses of affiliates	124	95	—
Distributions from investments in affiliates	623	107	—
Contingent consideration related to acquisition of property	710	—	—
Impairment of real estate asset	5,834	2,541	—
Change in financing obligation	—	(378)	(81)
Gains on early retirement of debt	(164)	(6,167)	(4,374)
Changes in assets and liabilities:
Escrows and reserves	69	(1,454)	4,552
Accounts and other receivables	(1,844)	(1,937)	(2,936)
Accrued straight-line rents	(1,711)	(1,180)	(1,081)
Prepaid expenses and other assets	107	(658)	(661)
Tenant security deposits	382	28	(179)
Accounts payable and accrued expenses	3,372	3,139	2,414
Accrued interest	150	(334)	(285)
Rents received in advance	(172)	2,543	143
Deferred costs	(7,611)	(6,418)	(7,869)

Total adjustments	48,339	35,952	17,923

Net cash provided by operating activities	36,664	40,008	38,064

Cash flows from investing activities:
Purchase deposit on future acquisitions	(7,403)	(500)	—
Investment in note receivable	(24,750)	—	—
Proceeds from sale of real estate assets	11,414	—	50,573
Distributions from joint venture for contribution of real estate assets	—	—	11,572
Additions to rental property	(18,917)	(21,928)	(26,502)
Additions to construction in progress	(5,793)	(1,200)	(10,328)
Cash held by joint venture at deconsolidation	(896)	—	—
Investment in unconsolidated joint ventures	(21,015)	—	—
Acquisition of land parcel	(3,200)	—	—
Acquisition of rental property and associated intangible assets	(279,248)	(39,310)	(46,377)

Net cash used in investing activities	(349,808)	(62,938)	(21,062)

Cash flows from financing activities:
Financing costs	(1,745)	(3,234)	(1,145)
Issuance of debt	361,998	109,500	217,300
Issuance of stock, net	264,573	29,522	43,908
Repayments of debt	(258,331)	(92,640)	(230,555)
Distributions to noncontrolling interests	(631)	(718)	(1,057)
Dividends to shareholders	(28,797)	(26,529)	(34,192)
Redemption of partnership units	(5)	(3)	(145)
Stock option exercises	42	—	38

Net cash provided by (used in) financing activities	337,104	15,898	(5,848)

Net increase (decrease) in cash and cash equivalents	23,960	(7,032)	11,154

Cash and cash equivalents, beginning of year	9,320	16,352	5,198

Cash and cash equivalents, end of year	$33,280	$9,320	$16,352

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
Years ended December 31, 2010, 2009 and 2008
Supplemental disclosure of cash flow information (amounts in thousands):

	2010	2009	2008

Cash paid for interest, net	$32,769	$32,638	$35,928
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	14,699	—	—
Conversion of Operating Partnership units into common shares	55	483	358
Issuance of Operating Partnership units in exchange for limited partnership interests	3,519	—	—
Cash paid for interest on indebtedness is net of capitalized interest of $0.8 million, $0.4 million and $1.6 million in 2010, 2009 and 2008, respectively. During 2010, the Company did not pay any cash for franchise taxes levied by the city of Washington D.C. Prior to 2010, the Company did not own any properties in Washington D.C. and, therefore was not subject to any Washington D.C franchise taxes.
During 2010, 2009 and 2008, 5 thousand, 40 thousand and 26 thousand Operating Partnership units, respectively, were redeemed for an equivalent number of the Company’s common shares.
On June 7, 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes.
On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. Amounts shown on the statements of cash flows represent cash held by RiversPark I, which was included in the Company’s consolidated balance sheets at December 31, 2009, and subsequently removed on its date of deconsolidation. For more information, see footnote 5 — Investment in Affiliates.
During 2010, the Company acquired eight consolidated properties at an aggregate purchase price of $286.2 million, including the assumption of $14.7 million of mortgage debt and the issuance of 230,876 Operating Partnership units valued at $3.5 million on the date of acquisition.

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
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). At December 31, 2010, the Company was the sole general partner of, and owned a 98.1% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling in the Operating Partnership interests in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At December 31, 2010, the Company wholly-owned or had a controlling interest in properties totaling 13.2 million square feet and had an ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company’s consolidated properties were 82.3% occupied by 592 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 85.2% occupied at December 31, 2010. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.4 million square feet at December 31, 2010. As of December 31, 2010, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.7 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
For the year ended December 31, 2010, the Company had consolidated net revenues of approximately $140 million and consolidated total assets of $1.4 billion. Financial information related to the Company’s three reporting segments is set forth in footnote 18, Segment Information, to the Company’s consolidated financial statements.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, the subsidiaries of the Operating Partnership in which it has a controlling interest and First Potomac Management LLC, a wholly-owned subsidiary that manages the majority of the Company’s properties. All intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

(c) Revenue Recognition and Accounts Receivable
The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the term of its leases, which include fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made. The Company considers similar criteria in assessing impairment associated with outstanding loans or notes receivable and whether any allowance for anticipated credit loss is appropriate.
Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in “Tenant reimbursement and other revenues” in its consolidated statements of operations of $1.0 million, $0.4 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
(f) Deferred Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using a method that approximates the effective interest method. Leasing costs related to the execution of tenant leases are deferred and amortized over the term of the related leases. Accumulated amortization of these combined costs was $16.1 million and $11.5 million at December 31, 2010 and 2009, respectively.
The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2010 (amounts in thousands):

	Deferred Financing	Leasing(1)
2011	$2,148	$3,565
2012	1,778	2,904
2013	412	2,247
2014	296	1,412
2015	182	1,028
Thereafter	206	2,146

	$5,022	$13,302

(1)
Excludes the amortization of $1.5 million of leasing costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the future amortization of these leasing costs have yet to be determined.

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

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.
The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, the Company’s Board of Directors or a designated delegate has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will cease depreciation of the asset and will record an impairment loss if the fair value, less anticipated selling costs, is lower than the carrying amount of the property. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be secured to another property owned by the Company after the disposition.
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

(h) Purchase Accounting
Acquisitions of rental property from third parties are accounted for at fair value. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the in-place leases is recorded as follows:
•
the fair value of leases in-place on the date of acquisition is based on absorption costs for the estimated lease-up period in which vacancy and foregone revenue are avoided due to the presence of the acquired leases;

•
the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the assumed lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to fifteen years; and

•	the fair value of intangible tenant or customer relationships.
The Company’s determination of these fair values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.
(i) Investment in Affiliates
The Company may continue to grow its portfolio by entering into ownership arrangements with third parties for which it does not have a controlling interest. The structure of the arrangement affects the Company’s accounting treatment as the Company adheres to requirements regarding consolidation of variable interest entities (“VIE”). In determining whether to consolidate an entity, the Company assesses the structure and intent of the entity relationship as well its power to direct major decisions regarding the entity’s operations and whether the Company’s portion of the earnings, distributions and liability for obligations are in accordance with the Company’s ownership percentage. When the Company’s investment in an entity meets the requirements for the equity method of accounting, it will record its initial investment in its consolidated balance sheets as “Investment in affiliates.” The initial investment in the entity is adjusted to recognize the Company’s share of earnings, losses, distributions received or additional contributions from the entity. The Company’s respective share of all earnings or losses from the entity will be recorded in its consolidated statements of operations as “Equity in earnings or losses of affiliates.”
When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities and operating results within its consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the permanent equity section of the Company’s consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and for any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of net loss (income) attributable to non-controlling interests.
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
(k) Intangible Assets
Intangible assets include the fair value of acquired tenant or customer relationships and the fair value of in-place leases at acquisition. Customer relationship fair values are determined based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics the Company considers include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The fair value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. The Company determines the fair value of the in-place leases at acquisition by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have not been recognized during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The fair value attributable to existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease fair value is charged to expense by the date of termination.
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
In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner. The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with GAAP, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded equal to the difference. No goodwill impairment losses were recognized during the years ended December 31, 2010, 2009 and 2008.
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

The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the change in the fair value of the assets or liabilities is recorded within equity (cash flow hedge) or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. For a cash flow hedge, the Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures within equity and “Investment in Affiliates.” The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.
(m) Income Taxes
The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company has certain subsidiaries, including a taxable REIT subsidiary (“TRS”) and an entity that has elected be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. A designated REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. The Company’s TRS was inactive in 2010, 2009 and 2008. During 2010, certain of the Company’s subsidiaries acquired properties located in Washington D.C., which are subject to local franchise taxes. During 2010, the Company recorded a provision for income tax of $31 thousand related to franchise taxes levied by the city of Washington D.C. Since the Company did not own any properties in Washington D.C. prior to 2010, it was not subject to any franchise taxes in 2009 and 2008.
The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases and for operating losses, capital losses and tax credit carryovers based on tax rates to be effective when amounts are realized or settled. The Company will recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on available evidence, including future reversals of existing temporary differences, future projected taxable income and tax planning strategies. The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2010, 2009 and 2008, the Company did not record any uncertain tax positions.
For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the Company’s dividends for 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Ordinary income	70.38%	100.00%	59.42%
Return of capital	29.62%	—	—
Long-term capital gain	—	—	40.58%

(n)	Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income, losses, distributions received or additional contributions. Based on the closing share price of the Company’s common stock at December 31, 2010, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company would be approximately $16.1 million, which exceeded the noncontrolling interests’ cost basis by $3.6 million. At December 31, 2009, the Company presented its noncontrolling interests in the Operating Partnership at their cost basis, which exceeded their fair value basis.

The Company owned 98.1%, 97.7% and 97.3% of the outstanding Operating Partnership units at December 31, 2010, 2009 and 2008, respectively. The Company’s percentage ownership in outstanding Operating Partnership units increased in 2010 due to the Company’s common stock issuances as for each share of common stock issued, the Company issues an equivalent Operating Partnership unit. During 2010, 2009 and 2008, the Company issued shares of its common stock of 18.3 million, 2.8 million and 2.9 million, respectively.
During 2010, the Company issued 230,876 Operating Partnership units fair valued at $3.5 million to partially fund the acquisition of Battlefield Corporate Center. There were also 4,519 Operating Partnership units redeemed for 4,519 common shares fair valued at $0.1 million and 329 Operating Partnership units were acquired, from unaffiliated limited partners, for $5 thousand in cash resulting in 958,473 Operating Partnership units outstanding as of December 31, 2010. During 2009, 40,000 Operating Partnership units were redeemed for 40,000 common shares fair valued at $0.5 million and 267 Operating Partnership units were acquired, from unaffiliated limited partners, for $3 thousand in cash resulting in 732,445 Operating Partnership units outstanding as of December 31, 2009. During 2008, 26,181 Operating Partnership units were redeemed for 26,181 common shares fair valued at $0.4 million and 8,340 Operating Partnership units were acquired, from unaffiliated limited partners, for $0.1 million in cash resulting in 772,712 Operating Partnership units outstanding as of December 31, 2008.
On November 10, 2010, the Company acquired Redland Corporate Center II and III, in Rockville, Maryland for $83.1 million in a joint venture with a third party. As part of the joint venture agreement, the Company receives a preferred return as the result of its retirement, upon acquisition, of the existing $71.3 million mortgage loan that encumbered the property. The Company’s interest in the joint venture consists of a $74.5 million preferred equity interest with a preferred return of initially 8.5%, which will be reduced to 7.5% and then further to 6.5%, if occupancy increases, with the balance representing a common equity interest in the joint venture. As a result, the Company has a 97% economic interest in the joint venture and the third party has the remaining 3% interest. Since the Company has a controlling interest in the joint venture, it consolidates the joint venture’s assets, liabilities and operating results within its financial statements. The Company reflects its joint venture partner’s interest in the joint venture within the permanent equity section of its consolidated balance sheets. As of December 31, 2010, the Company recorded noncontrolling interests of $3.1 million, which reflects the third party’s common equity interest in Redland Corporate Center II and III.
(o) Earnings Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net (loss) income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in total earnings (loss) attributable to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share (amounts in thousands, except per share amounts):

	2010	2009	2008
Numerator for basic and diluted (loss) earnings per share calculations:
(Loss) income from continuing operations	$(11,504)	$3,436	$3,967
(Loss) income from discontinued operations	(171)	620	16,174

Net (loss) income	(11,675)	4,056	20,141
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	227	(108)	(117)
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests	5	(16)	(498)

Net (loss) income attributable to common shareholders	(11,443)	3,932	19,526
Less: Allocation to participating securities	(596)	(516)	(419)

Total (loss) earnings attributable to common shareholders	$(12,039)	$3,416	$19,107

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	36,984	27,956	24,838
Effect of dilutive shares:
Employee stock options and non-vested shares	—	89	20

Weighted average shares outstanding — diluted	36,984	28,045	24,858

Amounts attributable to common shareholders per share — basic and diluted:
(Loss) income from continuing operations	$(0.32)	$0.10	$0.14
(Loss) income from discontinued operations	(0.01)	0.02	0.63

Net (loss) income	$(0.33)	$0.12	$0.77

In accordance with accounting requirements regarding earnings per share, the Company did not include the following potential common shares in its calculation of diluted earnings per share as they would be anti-dilutive (amounts in thousands):

	2010	2009	2008
Stock option awards	836	767	706
Non-vested share awards	323	228	88
Conversion of Exchangeable Senior Notes(1)	1,098	1,735	2,780

	2,257	2,730	3,574

(1)	At December 31, 2010, 2009 and 2008, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares.

(p)	Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share based awards will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income from continuing operations.

(q) Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
(r) Application of New Accounting Standards
In June 2009, new accounting requirements became effective, which amend previous guidance regarding the consolidation of VIEs in the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. The new guidance require a company to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. These new requirements were effective for fiscal years beginning after November 15, 2009. The Company adopted the new requirements on January 1, 2010. The adoption of the new accounting requirements resulted in the deconsolidation of a joint venture that owned RiversPark I from the Company’s consolidated financial statements effective January 1, 2010. See footnote 5, Investment in Affiliates for further information. The adoption of this standard did not have a material impact on the Company’s operating results.
In January 2010, new accounting requirements became effective regarding fair-value measurements. Companies are required to make additional disclosures about recurring or nonrecurring fair value measurements and separately disclose any significant transfers into and out of measurements in the fair-value hierarchy. These new requirements also involve disclosing fair value measurements by “class” instead of “major category” and disclosing the valuation technique and the inputs used in determining the fair value for each class of assets and liabilities. Disclosure requirements regarding Level 1 and Level 2 fair-value measurements were effective for fiscal years beginning after December 15, 2009, and new disclosure requirements for Level 3 fair-value measurements were effective for fiscal years beginning after December 15, 2010. Early adoption was permitted. The Company adopted the Level 1 and Level 2 accounting requirements on January 1, 2010 and adopted Level 3 accounting requirements on January 1, 2011. See footnote 10, Fair Value Measurements for further information. The adoption of these accounting requirements did not have a material impact on the Company’s consolidated financial statements.
In February 2010, new accounting guidance was issued regarding subsequent events. This guidance removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment alleviates potential conflicts between GAAP and SEC requirements. The new guidance became effective immediately upon final issuance. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.
In July 2010, new accounting guidance regarding specific disclosures was issued that will be required for the allowance for credit losses and all finance receivables. Finance receivables include loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the consolidated financial statements to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The required disclosures under this amendment as of the end of a reporting period are effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company’s March 31, 2011 interim reporting period. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

(3) Rental Property
Rental property represents property, net of accumulated depreciation, and developable land that are wholly or majority owned by the Company. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following at December 31 (amounts in thousands):

	2010	2009
Land	$315,229	$237,385
Buildings and improvements	930,077	795,901
Construction in process	41,685	9,832
Tenant improvements	92,002	75,940
Furniture, fixtures and equipment	9,894	9,898

	1,388,887	1,128,956
Less: accumulated depreciation	(170,990)	(141,481)

	$1,217,897	$987,475

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of the Company’s real estate assets was $1,422 million and $1,135 million at December 31, 2010 and 2009, respectively.
Development and Redevelopment Activity
The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. At December 31, 2010, the Company had 0.1 million square feet under development, which consisted of 57 thousand square feet in its Northern Virginia reporting segment and 48 thousand square feet in its Southern Virginia reporting segment. At December 31, 2010, the Company had 0.3 million square feet under redevelopment, which consisted of 12 thousand square feet in its Maryland reporting segment, 279 thousand square feet in its Northern Virginia reporting segment and 39 thousand square feet in its Southern Virginia reporting segment. The Company anticipates the majority of the development and redevelopment efforts on these projects will be completed in 2011.
During 2010, the Company completed and placed in-service redevelopment efforts on 98 thousand square feet of space, which includes 30 thousand square feet in its Maryland reporting segment, 37 thousand square feet in its Northern Virginia reporting segment and 31 thousand square feet in its Southern Virginia reporting segment. No development efforts were placed in-service in 2010.
During 2009, the Company completed and placed in-service development and redevelopment efforts on 151 thousand square feet of space, which includes 16 thousand square feet in its Maryland reporting segment, 127 thousand square feet in its Northern Virginia reporting segment and 8 thousand square feet in its Southern Virginia reporting segment.
At December 31, 2010, the Company owned developable land that can accommodate approximately 1.7 million square feet of additional building space, which includes 0.1 million square feet in its Maryland reporting segment, 0.6 million square feet in its Northern Virginia reporting segment and 1.0 million square feet in its Southern Virginia reporting segment.

(4) Acquisitions
The Company acquired all or a controlling interest in the following properties, which are included in its consolidated financial statements from the date of acquisition, in 2010 and 2009 (dollars in thousands):

					Leased		Occupied		Aggregate
		Acquisition	Property		at		at		Purchase
	Location	Date	Type	Square Feet	12/31/10		12/31/10		Price
2010:
Three Flint Hill	Oakton, VA	4/28/2010	Office	173,762	0	%(1)	0	%(1)	$13,653
500 First Street, NW	Washington, DC	6/30/2010	Office	129,035	100%		100%		67,838
Battlefield Corporate Center	Chesapeake, VA	10/28/2010	Office park	96,720	100%		100%		8,310	(2)
Redland Corporate Center	Rockville, MD	11/10/2010	Office	347,462	44%		40%		86,358	(3)
Atlantic Corporate Park	Sterling, VA	11/19/2010	Office	220,610	4	%(4)	0	%(4)	22,550
1211 Connecticut Ave, NW	Washington, DC	12/9/2010	Office	125,119	100%		100%		49,500
440 First Street, NW	Washington, DC	12/28/2010	Office	105,000	0	%(5)	0	%(5)	15,311	(5)
7458 Candlewood Road	Hanover, MD	12/29/2010	Industrial	295,673	99%		92%		22,641	(6)

				1,493,381					$286,161

2009:
Cloverleaf Center	Germantown, MD	10/08/2009	Office park	173,655	100%		100%		$25,310	(7)
Ashburn Center	Ashburn, VA	12/31/2009	Business park	194,183	100%		76%		14,688

				367,838					$39,998

(1)	The property was vacant at acquisition. The Company began redevelopment efforts and plans to fully renovate the building.

(2)	The Company issued a new $4.3 million mortgage loan to partial fund the acquisition of the property.

(3)	The property was acquired through a consolidated joint venture in which the Company has a 97% economic interest.

(4)	The property was vacant at acquisition.

(5)
The property was vacant at acquisition. The Company intends to complete redevelopment of the property and may add an additional 13,000 square feet. On January 11, 2011, the Company purchased the fee interest in the property’s ground lease for $8.0 million of available cash. Also, on February 24, 2011, the Company acquired transferable development rights for 30 thousand square feet for approximately $0.3 million.

(6)	The Company assumed two mortgage loans totaling $14.7 million to partially fund the acquisition.

(7)	The Company issued a new $17.5 million mortgage to partially fund the acquisition.
The Company incurred $7.2 million and $1.1 million of acquisition-related due diligence and closing costs during 2010 and 2009, respectively.
As part of the consideration for Ashburn Center, the Company recorded contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five year agreement. As of December 31, 2010, the Company had leased the entire property, but it had not achieved the specified returns identified in the agreement to be obligated to pay the seller. As a result, the Company recognized $0.7 million through its statement of operations to reflect the fair value of this obligation based on leasing activity. At December 31, 2010, the Company had accrued $1.4 million of contingent consideration, which it expects to pay the seller in 2011, upon achieving the specified returns. The fair value of the contingent consideration was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based on significant inputs, some of which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. The Company has classified the contingent consideration as a liability and any changes in its fair value in subsequent reporting periods will be charged to earnings. For more information on the assumptions used by the Company in determining fair value, see footnote 12, Fair Value Measurements for more information.

The fair values of the acquired assets and liabilities in 2010 and 2009 are as follows (amounts in thousands):

	2010	2009
Land	$87,786	$9,779
Acquired tenant improvements	9,858	3,285
Building and improvements	151,190	20,382
Construction in progress	15,311	—
In-place leases	15,736	5,578
Acquired leasing commissions	4,386	798
Customer relationships	651	—
Above-market leases acquired	712	420

Total assets acquired	285,630	40,242
Below-market leases acquired	(1,855)	(244)
Debt assumed	(14,699)	—
Acquisition related contingent consideration	—	(688)

Net assets acquired	$269,076	$39,310

The fair values for the 2010 acquired assets and liabilities are preliminary as the Company continues to assess its initial fair value determination of its acquired assets and liabilities. During the fourth quarter of 2010, the Company adjusted its initial land valuation of its 500 First Street property, which was acquired in June 2010, and is located in the Company’s Northern Virginia reporting segment, resulting in a $7.4 million increase in land with a corresponding reduction in building and improvements.
On December 29, 2010, the Company acquired 7458 Candlewood Road, which is located in the Company’s Maryland reporting segment, for $22.6 million. On January 6, 2011, the Company was notified that the largest tenant at the property filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of $2.4 million associated with the non-recoverable value of the intangible assets associated with the tenant’s lease.
The weighted average amortization period of the Company’s consolidated intangible assets acquired is 6.7 years in 2010, compared with 6.2 years in 2009. The intangible assets acquired in 2010 are comprised of the following categories with their respective weighted average amortization periods: in-place leases 6.7 years; acquired leasing commissions 7.2 years; customer relationships 5.6 years; above market leases 5.8 years; and below market leases 8.3 years.
Pro Forma Financial Information
The unaudited pro forma financial information set forth below presents results as of December 31 as if all of the Company’s 2010 and 2009 acquisitions, and related financings, had occurred on January 1, 2009. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts):

	2010	2009
Pro forma total revenues	$154,242	$156,607
Pro forma net loss	$(3,883)	$(7,295)
Pro forma net loss per share — basic and diluted	$(0.08)	$(0.15)

(5) Investment in Affiliates
The Company owns properties through joint ventures in which it does not own a controlling interest. As a result, the assets, liabilities and operating results of these non-controlled properties are not consolidated within the Company’s consolidated financial statements. The Company’s investment in these properties is recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investments in affiliates consisted of the following at December 31 (dollars in thousands):

	2010
	Ownership	Company
	Interest	Investment	Debt	Recourse Debt
1750 H Street, NW	50%	$16,830	$31,287	$—
Aviation Business Park	50%	4,190	—	—
RiversPark I and II	25%	2,701	28,000	7,000

		$23,721	$59,287	$7,000

	2009
	Ownership	Company
	Interest	Investment	Debt	Recourse Debt
RiversPark II	25%	$1,819	$18,144	$4,536

On October 28, 2010, the Company acquired 1750 H Street, NW, in Washington, D.C. for $65.0 million in an unconsolidated joint venture with AEW Capital Management, L.P., which it has a 50% interest. The property is a ten-story, 111,000 square foot Class A office building in Washington, D.C., located approximately three blocks from the White House. The property is 100% leased to six tenants, including 47,000 square feet that was leased back to the seller at closing. The acquisition was funded, in part, through the assumption of a $31.4 million mortgage loan. The balance of the purchase price was funded 50% by the Company using a draw on its unsecured revolving credit facility and available cash and 50% by AEW Capital Management, L.P.
During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by Aviation Business Park for $8.0 million. Aviation Business Park is a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P., which it has a 50% interest, and took title to the property through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. The joint venture recognized the acquisition date fair value of $126 thousand in contingent consideration related to the expected payments due to meeting certain leasing hurdles under the terms of a fee agreement with the former owner. As of December 31, 2010, the Company remains liable, in the event of default by the joint venture, for contingent consideration of $63 thousand, or 50% of the total, which reflects its ownership percentage.
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

The net assets of the Company’s unconsolidated joint ventures consisted of the following at December 31(amounts in thousands):

	2010	2009
Assets:
Rental property, net	$104,559	$25,037
Cash and cash equivalents	1,706	357
Other assets	11,442	1,879

Total assets	117,707	27,273

Liabilities:
Mortgage loans	59,914	18,144
Other liabilities	4,316	1,443

Total liabilities	64,230	19,587

Net assets	$53,477	$7,686

The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in Losses of Affiliates” (amounts in thousands):

		The period from
		March 17, 2009
	Year Ended	through
	December 31, 2010	December 31, 2009

Total revenues	$5,923	$2,121
Total operating expenses	(1,547)	(458)

Net operating income	4,376	1,663
Depreciation and amortization	(2,695)	(1,087)
Interest expense, net	(2,160)	(955)
Income tax expense	(24)	—

Net loss	$(503)	$(379)

(6) Note Receivable
On December 21, 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot, Class-A office/retail building located in Washington, D.C. The building is currently 94% leased to nine tenants and subject to a $149.7 million mortgage loan. The Company’s loan is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 12.5%, matures on April 1, 2017 and is repayable in full on or after December 21, 2013. The transaction was funded by a draw on the Company’s unsecured revolving credit facility. The loan is recorded, net of $0.3 million of issuance costs, as “Note receivable, net” in the Company’s consolidated balance sheets. The Company recorded interest income of $0.1 million during 2010, and payments under the loan were current at December 31, 2010. The Company records the interest received from the note receivable in “Interest and other income” and the amortization of the issuance costs in “Interest expense.” In determining the collectability of the note receivable, the Company takes into consideration the financial stability of the owners, the operations of 950 F Street and other economic conditions that could impact collectability.

(7) Intangible Assets
Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2010			2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
In-place leases	$53,974	$(29,548)	$24,426	$42,097	$(27,706)	$14,391
Customer relationships	884	(248)	636	235	(184)	51
Leasing commissions	7,906	(2,039)	5,867	3,887	(1,562)	2,325
Deferred market rent asset	2,525	(1,003)	1,522	3,059	(1,823)	1,236
Goodwill	2,100	—	2,100	2,100	—	2,100

	$67,389	$(32,838)	$34,551	$51,378	$(31,275)	$20,103

Deferred market rent liability	$11,822	$(5,790)	$6,032	$13,973	$(7,965)	$6,008

The Company recognized $5.5 million, $5.2 million and $7.5 million of amortization expense on intangible assets for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also recognized $1.4 million, $1.6 million and $1.7 million of rental revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the years ended December 31, 2010, 2009 and 2008, respectively. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of intangible assets, were $0.2 million, $0.2 million and $1.4 million during 2010, 2009 and 2008, respectively.
Projected amortization of intangible assets, including deferred market rent assets and liabilities, as of December 31, 2010, for each of the five succeeding fiscal years is as follows (amounts in thousands):

2011	$6,075
2012	4,893
2013	4,008
2014	3,323
2015	2,746
Thereafter	5,374

$26,419

(8) Income Taxes
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
The Company has certain subsidiaries, including a TRS and an entity that has elected be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. The REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. The Company’s TRS was inactive in 2010, 2009 and 2008. During 2010, certain of the Company’s subsidiaries acquired properties located in Washington D.C., which are subject to local franchise taxes. During 2010, the Company recorded a provision for income tax of $31 thousand related to franchise taxes levied by the city of Washington D.C. at an effective rate of 9.975%. Since the Company did not own any properties in Washington D.C. prior to 2010, it was not subject to any franchise taxes in 2009 or 2008.
The Company recognizes deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax assets and liabilities are primarily associated with differences in its GAAP and tax basis of its real estate assets arising from acquisition costs, intangible assets and deferred market rent assets and liabilities that are associated with properties located in Washington D.C. and recorded in its consolidated balance sheets. The Company recorded its deferred tax assets within “Prepaid expenses and other assets” and recorded its deferred tax liabilities within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets, both of which were inconsequential as of December 31, 2010.
The Company has not recorded a valuation allowance against its deferred tax assets as it expects that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has not recognized any deferred tax assets or liabilities as a result of uncertain tax positions and has no net operating loss, capital loss or alternative minimum tax carryovers. There was no (benefit) provision for income taxes associated with the Company’s discontinued operations for any period presented.
As the Company believes it both qualifies as a REIT and will not be subject to federal income tax, a reconciliation between the income tax provision calculated at the statutory federal income tax rate and the actual income tax provision has not been provided.

(9) Discontinued Operations
Net (loss) income from discontinued operations represents the operating results and all costs associated with Deer Park and 7561 Lindbergh Drive, formerly in the Company’s Maryland reporting segment and Alexandria Corporate Park, formerly in the Company’s Northern Virginia reporting segment.
In June 2010, the Company sold 7561 Lindbergh Drive, for net proceeds of $3.9 million. The Company reported a gain on the sale of $0.6 million.
In April 2010, the Company sold Deer Park for net proceeds of $7.5 million. The property was acquired as part of a portfolio acquisition in 2004 and was located in a non-core submarket of Baltimore, Maryland. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge based on the contractual sale price and did not recognize a gain on the sale.
In June 2008, the Company sold Alexandria Corporate Park for net proceeds of $50.6 million. The property was among several properties that served as collateral on a $100 million fixed-rate mortgage loan issued by Jackson National Life Insurance Company. In June 2008, the Company removed Alexandria Corporate Park from the loan’s collateral base and replaced it with two properties, Northridge I & II and 15395 John Marshall Highway. The Company incurred approximately $0.2 million of deferred financing costs associated with the transaction. Since the debt remained encumbered to properties that are wholly-owned by the Company, interest expense was not reclassified to discontinued operations.
The Company has had, and will have, no continuing involvement with 7561 Lindbergh Drive, Deer Park or Alexandria Corporate Park subsequent to their disposal. The Company did not dispose of or enter into any binding agreements to sell any other properties during 2010, 2009 and 2008.

The following table summarizes the components of net (loss) income from discontinued operations for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Revenues	$274	$1,729	$4,364
Property operating expenses	(774)	(887)	(1,240)
Depreciation and amortization	(231)	(230)	(918)
Interest expense, net of interest income	3	8	(306)

(Loss) income from operations of disposed properties	(728)	620	1,900
Gain on sale of real estate properties	557	—	14,274

Net (loss) income from discontinued operations	$(171)	$620	$16,174

(10) Debt
The Company’s borrowings consisted of the following at December 31 (amounts in thousands):

	2010	2009
Mortgage loans, effective interest rates ranging from 4.26% to 7.28%, maturing at various dates through June 2021	$319,096	$301,463
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(1)	29,936	48,718
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing January 2014(2)	40,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011	20,000	20,000
Secured term loan, effective interest rate of LIBOR plus 3.50%, maturing May 2011(3)	50,000	—
Unsecured revolving credit facility, effective interest rate of LIBOR plus 3.00%, maturing January 2014(4)	191,000	159,900

	$725,032	$645,081

(1)	The principal balance of the Exchangeable Senior Notes was $30.4 million and $50.5 million at December 31, 2010 and 2009, respectively.

(3)
The loan is divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The Company repaid $10 million of the outstanding loan balance in January 2011. Interest on the loan is LIBOR plus 250 basis points, which increases by 100 basis points each year beginning on January 1, 2011, to a maximum of 550 basis points.

(3)	In February 2011, the Company extended the maturity date of the loan to May 2011.

(4)	The unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans
The following table provides a summary of the Company’s mortgage debt at December 31, 2010 and 2009 (dollars in thousands):

		Effective
	Contractual	Interest		Maturity	December 31,	December 31,
Encumbered Property	Interest Rate	Rate		Date	2010	2009
4212 Tech Court(1)	8.53%	8.53%		—	$—	$1,665
Park Central II(2)	8.32%	5.66%		—	—	5,591
Enterprise Center (3)	8.03%	5.20%		—	—	17,393
Indian Creek Court (4)	7.80%	5.90%		January 2011	11,982	12,413
403/405 Glenn Drive	7.60%	5.50%		July 2011	7,960	8,252
4612 Navistar Drive (5)	7.48%	5.20%		July 2011	12,189	12,672
RiversPark I (6)	LIBOR+2.50%	5.97%		September 2011	—	9,856
Campus at Metro Park (5)	7.11%	5.25%		February 2012	22,556	23,376
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,484	9,852
Crossways Commerce Center	6.70%	6.70%		October 2012	24,179	24,607
Newington Business Park Center	6.70%	6.70%		October 2012	15,252	15,522
Prosperity Business Center	6.25%	5.75%		January 2013	3,502	3,627
Aquia Commerce Center I	7.28%	7.28%		February 2013	353	486
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,225	8,493
Linden Business Center	6.01%	5.58%		October 2013	7,080	7,224
Owings Mills Business Center	5.85%	5.75%		March 2014	5,448	5,552
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,491	8,613
Cloverleaf Center	6.75%	6.75%		October 2014	17,204	17,490
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	99,151	99,625
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	642	756
Building C	7.88%	6.63%		December 2017	1,041	1,154
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,681	1,972
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,398	2,540
7458 Candlewood Road — Note 1	6.57%	6.30%		January 2016	9,938	—
7458 Candlewood Road — Note 2	4.67%	6.04%		January 2016	4,761	—
Gateway Centre, Building I	7.35%	5.88%		November 2016	1,189	1,340
500 First Street, NW	5.72%	5.79%		July 2020	38,793	—
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,289	—
Airpark Business Center	7.45%	6.63%		June 2021	1,308	1,392

Total Mortgage Debt		5.71	%(7)		$319,096	$301,463

(1)	The loan was repaid in June 2010.

(2)	The loan was repaid in November 2010.

(3)	The loan was repaid in December 2010.

(4)	The loan was repaid in January 2011.

(5)
The maturity date presented for these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The effective interest rate was calculated based on the anticipated period the debt is expected to be outstanding.

(6)
On January 1, 2010, the Company deconsolidated RiversPark I and, therefore, the assets and liabilities, which include $9.9 million of mortgage debt, and the operating results of RiversPark I, are no longer included in the Company’s consolidated financial statements. For more information see footnote 5, Investment in Affiliates.

(7)	Weighted average interest rate on total mortgage debt.
On December 29, 2010, the Company acquired 7458 Candlewood Road, which is located in the Company’s Maryland reporting segment, for $22.6 million. The acquisition was funded through the assumption of two mortgage loans totaling $14.7 million and a draw on the Company’s unsecured revolving credit facility. The mortgage loans consist of two notes; the first note of $9.9 million has a fixed contractual interest rate of 6.57% and the second note of $4.8 million has a fixed contractual interest rate of 4.67%. Both notes mature in January 2016.
On October 28, 2010, the Company acquired Battlefield Corporate Center in Chesapeake, Virginia for $8.0 million. The acquisition was funded with a new $4.3 million mortgage loan, the issuance of 230,876 Operating Partnership units and available cash. The mortgage loan has a fixed contractual interest rate of 4.26% and matures in November 2020.
On June 30, 2010, the Company acquired 500 First Street, NW in Washington, D.C., for $67.8 million. The acquisition was funded with a new $39.0 million mortgage loan, a $26.3 million draw on the Company’s unsecured revolving credit facility and available cash. The mortgage loan has a fixed contractual interest rate of 5.72% and matures in July 2020.

On October 8, 2009, the Company acquired Cloverleaf Center, which was funded with a $17.5 million mortgage loan and available cash that was funded with proceeds from shares issued through the Company’s controlled equity offering agreement. The mortgage loan has a fixed interest rate of 6.75% and matures in October 2014, with two one-year extension options. The Company has the right to exercise the extension options, which provide for a fixed interest rate to be calculated at the beginning of each extension period and not to be lower than 6.50%.
The Company has repaid the following mortgages since January 1, 2009 (dollars in thousands):

			Effective
Month	Year	Property	Interest Rate	Amount
January	2011	Indian Creek Court	5.90%	$11,982
December	2010	Enterprise Center	5.20%	16,712
November	2010	Park Central II	5.66%	5,305
June	2010	4212 Tech Court	8.53%	1,654
November	2009	Park Central I	5.66%	4,540
October	2009	4200 Tech Court	8.07%	1,706
May	2009	Glen Dale Business Center	5.13%	8,033

				$49,932

On September 26, 2008, the Company entered into a $28.0 million mortgage loan with U.S. Bank N.A. to fund part of its RiversPark I and II acquisition. Borrowings on the loan bear interest at a rate of LIBOR plus 250 basis points. On September 29, 2008, the Company entered into an interest rate swap agreement that fixed the underlying interest rate on the loan at 5.97% for its initial three-year term. On December 12, 2008, the Company contributed RiversPark I and II and its related mortgage debt to separate consolidated joint ventures, which are both owned 25% by the Company and 75% by an outside affiliate. On March 17, 2009 and January 1, 2010, the Company deconsolidated RiversPark II and RiversPark I, respectively, therefore, the assets, liabilities and operating results of RiversPark II were no longer considered on the Company’s consolidated financial statements at the date of deconsolidation.
The Company’s mortgage debt is recourse solely to specific assets. The Company had 30 and 31 consolidated properties that secured mortgage debt at December 31, 2010 and 2009, respectively.
Non-Financial Covenants in Mortgage Loan Documents
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of December 31, 2010, the Company believes that there were eleven mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $112 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and nine were assumed subsequent to its IPO. In January 2011, the Company repaid, with available cash, a $12.0 million mortgage with a Prohibited Transfer provision that was assumed subsequent to its IPO. In addition, in January 2011, the Company agreed to a modification of a $22.1 million mortgage loan to expressly permit such trading and issuances. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its two Secured Term Loans and its Exchangeable Senior Notes.

(b) Exchangeable Senior Notes
On December 11, 2006, the Company issued $125.0 million of 4.0% Exchangeable Senior Notes for net proceeds of approximately $122.2 million. The Exchangeable Senior Notes mature on December 15, 2011 and are equal in right of payment with all of the Company’s other senior unsubordinated indebtedness. Interest is payable on June 15 and December 15 of each year beginning on June 15, 2007. Holders may, under certain conditions, exchange their notes for cash or a combination of cash and the Company’s common shares, at the Company’s option, at any time after October 15, 2011. The Exchangeable Senior Notes are exchangeable into the Company’s common shares, which are adjusted for, among other things, the payment of dividends to the Company’s common shareholders subject to a maximum exchange rate. At December 31, 2010, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares for a total of approximately 0.9 million shares, which is equivalent to an exchange rate of $35.66 per Company common share. Holders may exchange their notes prior to maturity under certain conditions, including during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if and only if, the closing sale price of the Company’s common shares for at least 20 trading days in the period of 30 trading days ending on the last trading day of the preceding quarter is greater than 130% of the exchange price on the applicable trading day. The Exchangeable Senior Notes have been registered under the Securities Act. The notes are senior unsecured obligations of the Operating Partnership and guaranteed by the Company. As of December 31, 2010, the Company was in compliance with all of the financial covenants of its Exchangeable Senior Notes.
The Company used $7.6 million of the proceeds to purchase a capped call option. The capped call option is designed to reduce the potential dilution of common shares upon the exchange of the notes and protects the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. This option allows the Company to receive shares of the Company’s common stock from a counterparty equal to the amount of common stock and/or cash related to the excess conversion value that the Company would pay the holders of the Exchangeable Senior Notes upon conversion. The option will terminate upon the earlier of the maturity date of the notes or the first day in which the notes are no longer outstanding due to repurchase, conversion or otherwise. The option was recorded as a reduction of equity. To the extent the then fair value per Company common share exceeds the cap price during the observation period relating to an exchange of notes, the reduction in potential dilution will be limited to the difference between the strike price and the cap price.
During 2010, the Company issued 880,648 common shares in exchange for retiring $13.03 million of its Exchangeable Senior Notes and used $6.9 million of available cash to retire $7.02 million of its Exchangeable Senior Notes. The retirement of Exchangeable Senior Notes in 2010 resulted in a gain of $0.2 million, net of the accelerated amortization of deferred financing costs and discounts.
During 2009, the Company retired $34.5 million of its Exchangeable Senior Notes at a discount, which resulted in a gain of $6.3 million, net of deferred financing costs and discounts. As of December 31, 2010, the Company used $66.3 million in cash and $12.4 million of the Company’s common shares to repurchase $94.6 million of its Exchangeable Senior Notes. The capped call option associated with all the repurchased notes was effectively terminated on the note’s repurchase date.
The balances of the Company’s Exchangeable Senior Notes were as follows at December 31 (in thousands):

	2010	2009
Principal amount	$30,450	$50,500
Unamortized discount	(514)	(1,782)

	$29,936	$48,718

Equity component	$8,696	$8,696

The allocation of the equity component resulted in an effective interest rate of 5.84% on the notes. Total interest expense related to the Company’s Exchangeable Senior Notes is as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Contractual cash interest	$1,609	$2,484	$4,018
Amortization of the discount on the liability component	540	866	1,385
Amortization of the issuance discount	175	280	448

(c) Senior Notes
On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55%. Interest is payable for the Series A and Series B Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. As of December 31, 2010, the weighted average interest rate on the Senior Notes was 6.48%.
On November 8, 2010, the Company, the Operating Partnership, certain of the Company’s subsidiaries and certain holders of the Company’s Series A and Series B Senior Notes sufficient to effect the Amendment (as herein defined) (the “Noteholders”) entered into a First Amendment, Consent and Waiver dated as of November 5, 2010 to the Note Purchase Agreement dated as of June 22, 2006 (the “Amendment”). Pursuant to the Amendment, the Company added certain subsidiaries as guarantors of the Company’s Series A and Series B Senior Notes and agreed that, to the extent the Company or any of its subsidiaries (other than certain excluded subsidiaries) provides a lien for the benefit of the lenders or administrative agent under the Company’s unsecured revolving credit facility, the Company or its subsidiaries, as applicable, will grant the holders of the Company’s Series A and Series B Senior Notes a similar first priority lien over the same assets, property and undertaking as those encumbered in respect of the unsecured revolving credit facility. In addition, the Company agreed to add a covenant to the terms of the Company’s Series A and Series B Senior Notes that as of the end of any fiscal quarter, (a) for the fourth quarter of 2010 through the third quarter of 2011, its Consolidated Debt Yield (as defined in the revolving credit agreement) will not be less than 10.5%, and (b) for each quarter thereafter, its Consolidated Debt Yield will not be less than 11.0%. The Company also agreed to add a covenant to the terms of the Company’s Senior Unsecured Series A and Series B Notes that, as of the end of any fiscal quarter after giving effect to the Amendment, its ratio of (i) Adjusted Net Operating Income (as defined in the unsecured revolving credit facility) for the applicable quarter, annualized, divided by (ii) its Unsecured Interest Expense (as defined in the revolving credit facility) for the applicable quarter, annualized, shall not be less than 1.75 to 1.0. The covenants mirror already existing covenants contained in the Company’s unsecured revolving credit agreement. In exchange for these modifications, the Noteholders agreed to waive the Company’s previous failure to provide certain subsidiary guarantees. The Company agreed to pay a waiver and consent fee to the holders of the Company’s Series A and Series B Senior Notes in an aggregate amount equal to $37,500. As of December 31, 2010, the Company was in compliance with all the financial covenants of its Senior Notes.
(d) Secured Term Loans
On November 10, 2010, the Company entered into a $50.0 million senior secured term loan with Key Bank, N.A., which originally matured in February 2011. During 2011, the Company’s exercised a three month extension, which extended the loan’s maturity date until May 2011. The loan has an interest rate of LIBOR plus 350 basis points. The proceeds from the loan were used to partially finance the acquisition of Redland Corporate Center.
On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007, which resulted in the repayment of $10.0 million of the principal balance and the restructuring of the remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. On January 14, 2011, the Company repaid the first $10.0 million loan with available cash. At December 31, 2010, the loan bears interest at LIBOR plus 250 basis points, which increased by 100 basis points on January 1, 2011 and will increase by 100 basis points every year, to a maximum of 550 basis points. Interest on the loan is payable on a monthly basis.
On December 29, 2009, the Company repaid $30.0 million of the $50.0 outstanding balance of a secured term loan, which was issued in August 2008, with borrowings on its unsecured revolving credit facility. The repayment did not impact the terms of the secured term loan. During 2010, the Company exercised a one-year extension option on the remaining $20 million secured term loan. The loan will mature in August 2011.
The Company’s secured term loans contain several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the loan to become immediately payable. As of December 31, 2010, the Company was in compliance with all the financial covenants of its secured term loans.

(e) Unsecured Revolving Credit Facility
On December 29, 2009, the Company replaced its $125.0 million unsecured revolving credit facility with a new $175.0 million facility. In the second quarter of 2010, the Company expanded the unsecured revolving credit facility to $225.0 million with the addition of two new lenders and eliminated the 1% LIBOR floor associated with the facility’s applicable interest rate. The unsecured revolving credit facility matures in January 2013 with a one-year extension at the Company’s option, which it intends to exercise. The variable interest rate on the unsecured revolving credit facility is LIBOR plus a spread of 275 to 375 basis points, depending on the Company’s overall leverage. At December 31, 2010, the applicable spread was 300 basis points and LIBOR was 0.26%. The unsecured revolving credit facility requires a minimum EBITDA to total debt requirement of 10.0%, which increased to 10.5% on December 31, 2010 and will increase to 11.0% on December 31, 2011.
The weighted average borrowings outstanding on the unsecured revolving credit facility were $123.4 million with a weighted average interest rate of 3.5% during 2010, compared with $95.2 million and 1.6%, respectively, during 2009. The Company’s maximum outstanding borrowings were $202.0 million and $159.9 million during 2010 and 2009, respectively. At December 31, 2010, outstanding borrowings under the unsecured revolving credit facility were $191.0 million with a weighted average interest rate of 3.3%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of December 31, 2010, the available capacity on the unsecured revolving credit facility was $33.9 million. As of December 31, 2010, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility. In January 2011, the Company repaid $105.0 million of the outstanding balance of its unsecured revolving credit facility with proceeds from the issuance of its Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”).
(f) Interest Rate Swap Agreements
In July 2010, the Company entered into an interest rate swap agreement that, beginning on January 18, 2011, fixed LIBOR at 1.474% on $50.0 million of the Company’s variable rate debt. The interest rate swap will mature on January 15, 2014.
During September 2008, the Company entered into a swap agreement that fixed the $28.0 million variable rate mortgage encumbering RiversPark I and II at 5.97%. The mortgage has a contractual interest rate of LIBOR plus 2.50%. On March 17, 2009 and January 1, 2010, the Company deconsolidated the joint ventures that own RiversPark II and RiversPark I, respectively. As a result, the $28.0 million mortgage loan and related interest rate swap for RiversPark I and II are no longer consolidated in the Company’s consolidated financial statements.
During January 2008 and August 2008, the Company entered into a two swap agreements that fixed LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt and at 3.33% on $35.0 million of its outstanding variable rate debt, respectively. Both swap agreements matured in August 2010.
Aggregate Debt Maturities
The Company’s aggregate debt maturities as of December 31, 2010 are as follows (amounts in thousands):

2011(1)	$149,348
2012	87,552
2013	66,198
2014(2)	234,324
2015	108,451
Thereafter	79,673

725,546
Discount on Exchangeable Senior Notes	(514)

$725,032

(1)	In January 2011, the Company repaid the $12.0 million mortgage loan encumbering Indian Creek Court and repaid a $10.0 million principal payment on one of the secured term loans.

(2)
The Company’s unsecured revolving credit facility matures in January 2013 and provides for a one-year extension of the maturity date at the Company’s option, which it intends to exercise. The table above assumes the Company exercises the one-year extension.

(11) Derivative Instruments and Comprehensive (Loss) Income
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
The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. During the third quarter of 2010, the Company entered into a forward swap agreement that began on January 18, 2011. The Company had two interest rate swap agreements, which were entered into during 2008 and matured in August 2010. The table below summarizes the Company’s interest rate swap agreements as of December 31, 2010 (dollars in thousands):

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
The Company’s interest rate swap agreements are designated as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within equity and “Prepaid expenses and other assets” and any unrealized losses within shareholders’ equity and “Accounts payable and other liabilities.” The Company records its proportionate share of unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within equity and “Investment in affiliates.”
Total comprehensive (loss) income is summarized as follows (amounts in thousands):

	2010	2009	2008
Net (loss) income	$(11,675)	$4,056	$20,141
Unrealized gain (loss) on derivative instruments	1,067	1,314	(3,931)

Total comprehensive (loss) income	(10,608)	5,370	16,210
Comprehensive loss (income) attributable to noncontrolling interests	209	(156)	(507)

Comprehensive (loss) income attributable to common shareholders	$(10,399)	$5,214	$15,703

(12) Fair Value Measurements
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

The Company has a contingent consideration obligation associated with the 2009 acquisition of Ashburn Center, which was based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of cap rates, discount rates, debt financing and various assumptions regarding revenue, expense and capital expenditures based on our expectations regarding the property’s operating performance and profitability.
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
In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2010 (amounts in thousands):

	Balance at
	December 31,
	2010	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate and intangible assets	$10,950	$—	$10,950	$—

Recurring Measurements:
Derivative instrument-swap agreement	396	—	396	—
Contingent consideration related to acquisition of property	1,398	—	—	1,398

	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate asset	$8,175	$—	$8,175	$—

Recurring Measurements:
Derivative instrument-swap agreements	1,741	—	1,741	—
Contingent consideration related to acquisition of property	688	—	—	688

Impairment of Real Estate and Intangible Assets
The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed.
On December 29, 2010, the Company acquired 7458 Candlewood Road, which is located in the Company’s Maryland reporting segment. On January 6, 2011, the Company was notified that the largest tenant at the property, which currently leases approximately 217,400 square feet (or approximately 74% of the gross leasable area of the building) under a lease that represents approximately $1.5 million of annualized base rent in 2011, filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of $2.4 million to reflect the fair value of the intangible asset associated with the tenant’s lease, which was determined to have no value. The non-recoverable value of the intangible assets was based on, among other items, an analysis of current market rates, the present value of future cash flows that were discounted using capitalization rates, lease renewal probabilities, hypothetical leasing timeframes, historical leasing commissions, expected value of tenant improvements and recently executed leases.
In September 2010, the Company, based on its desire to divest itself of a non-core asset, adjusted its anticipated holding period for its Old Courthouse Square property, which is located in the Company’s Maryland reporting segment. The Company entered into a non-binding contract to sell the asset in October 2010. As a result, the Company recorded a $3.4 million impairment charge to reduce the property’s carrying value to reflect its fair value, less any potential selling costs. The property was sold on February 18, 2011 for net proceeds of $10.8 million. At December 31, 2010, the property did not meet the Company’s guidelines to classify it as held-for-sale as the contract was non-binding and various financing contingencies had not been satisfied. Therefore, its operations were not classified as discontinued operations. The Company determined the fair value of the property through an assessment of market data in working with a real estate broker on the transaction and based on the execution of a non-binding letter of intent. The fair value was further validated through an income approach based on discounted cash flows that reflected a reduced holding period.
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
Interest Rate Derivatives
In July 2010, the Company entered into an interest rate swap agreement that beginning on January 18, 2011, fixed LIBOR at 1.474% on $50.0 million of the Company’s variable rate debt. The interest rate swap derivative will mature on January 15, 2014. The derivative is fair valued based on the prevailing market yield curve on the measurement date. Also, the Company evaluates counter-party risk in calculating the fair value of the interest rate swap derivative instrument. The Company’s interest rate swap derivative is an effective cash flow hedge and any change in fair value is recorded in the Company’s equity section under “Accumulated Other Comprehensive Loss.”
During January 2008, the Company entered into a swap agreement that fixed LIBOR at 2.71% on $50.0 million of its outstanding variable rate debt. During August 2008, the Company entered into a separate swap agreement that fixed LIBOR at 3.33% on $35.0 million of its outstanding variable rate debt. The swap agreements, which both matured in August 2010. During September 2008, the Company entered into a swap agreement that fixed the $9.9 million variable rate mortgage that encumbers RiversPark I at 5.97%. The Company deconsolidated all the assets and liabilities, including the swap agreement, associated with RiversPark I on January 1, 2010.
The Company uses a third party to assist with the valuation of its interest rate swap agreements. The third party takes a daily “snapshot” of the market to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are than compiled through a valuation process that generates daily valuations, which are used to value the Company’s interest rate swap agreements.
Contingent Consideration
As part of the acquisition price of Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability. During the first quarter of 2010, the Company fully leased the property, which resulted in an increase in its potential obligation, and recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Contingent Consideration Related to Acquisition of Property” in its consolidated statements of operations. There was no significant change in the fair value of the contingent consideration during the remainder of 2010.

A summary of the Company’s consolidated contingent consideration obligation as of December 31, 2010 is as follows (amounts in thousands):

Balance at December 31, 2009	$688
Contingent consideration charge recognized in earnings	710

Balance at December 31, 2010	$1,398

With the exception of the re-measurement of its contingent consideration obligation, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the years ended December 31, 2010 and 2009. Also, no transfers into and out of fair value measurements levels occurred during the years ended December 31, 2010 and 2009.
Financial Instruments
With the exception of the Company’s $25.0 million note receivable, the carrying amounts of cash equivalents, accounts and other receivables and accounts payable approximate their fair values due to their short-term maturities. Since the Company’s note receivable was issued on December 21, 2010 and negotiated at arm’s length. Due to the brief period of time from the origination of the note and year end, the note’s $25.0 million face amount approximates its fair value at December 31, 2010. The Company’s management believes that the note was not issued with a premium or discount. The Company calculates fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s debt instruments at December 31 are as follows (amounts in thousands):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgage debt	$319,096	$316,169	$301,463	$289,679
Exchangeable senior notes(1)	29,936	30,412	48,718	48,164
Series A senior notes	37,500	37,850	37,500	37,118
Series B senior notes	37,500	37,251	37,500	36,146
Secured term loans	110,000	109,976	60,000	54,390
Unsecured revolving credit facility	191,000	191,073	159,900	143,953

Total	$725,032	$722,731	$645,081	$609,450

(1)	The face value of the notes were $30.4 million and $50.5 million at December 31, 2010 and 2009, respectively.
(13) Commitments and Contingencies
(a) Operating Leases
The Company’s rental properties are subject to non-cancelable operating leases generating future minimum contractual rental payments, which as of December 31, 2010 are as follows (dollars in thousands):

		% of square feet
	Future	under leases
	minimum rents	expiring
2011	$123,503	20%
2012	110.502	18%
2013	95,614	16%
2014	72,309	12%
2015	58,358	10%
Thereafter	142,118	24%

	$602,404	100%

At December 31, 2010, the Company’s consolidated portfolio was 82.3% occupied by 592 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 85.2% occupied at December 31, 2010. The Company does not include square footage that is in development or redevelopment in its occupancy calculation.
The Company rents office space for its corporate office under a non-cancelable operating lease, which it entered into upon relocating its corporate offices in 2005. The Company subleased its former corporate office space to three tenants, including one related party (see footnote 14, Related Party Transaction). The lease on the Company’s former corporate office, along with the three related sublease agreements, expired on December 31, 2010 and the Company was released from all its obligations under the terms of the original lease on its former corporate office space.
Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $0.6 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.
Future minimum rental payments under the corporate office lease, expiring in December 2012, are summarized as follows (amounts in thousands):

Future
minimum rent
expense, net
2011	$619
2012	534

$1,153

(b) Legal Proceedings
The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations or financial position of the Company.
(c) Guarantees
On December 12, 2008, the Company entered into joint venture arrangements with a third party to own RiversPark I and II. The Company guaranteed to the joint ventures the rental payments associated with four lease agreements with the former owner for certain vacancy at RiversPark I. Subsequently, three of the four leases were terminated for a total fee paid to the Company of $1.3 million, which was treated as an adjustment to the basis of the property. At December 31, 2010, the maximum potential amount of future payments the Company could be required to make related to the remaining lease guarantee is $0.1 million.
(d) Contingent Consideration
In 2009, the Company recognized the acquisition date fair value of $0.7 million in contingent consideration related to Ashburn Center under the terms of a fee agreement with the former owner (See footnote 4, Acquisitions, for further information). During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflects an increase in the anticipated fee to the seller. There was no significant change in the fair value of the contingent consideration for the remainder of 2010. As of December 31, 2010, the Company’s total contingent consideration obligation to the former owner of Ashburn Center was approximately $1.4 million.
The Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. to own a 50% interest in Aviation Business Park (see footnote 5, Investment in Affiliates). The joint venture recognized the acquisition date fair value of $126 thousand in contingent consideration related to Aviation Business Park under the terms of a fee agreement with the former owner. The assets, liabilities and operating results of Aviation Business Park are not consolidated on the Company’s consolidated financial statements. As of December 31, 2010, the Company remains liable, in the event of default by the joint venture, for approximately $63 thousand, or 50% of the total, which reflects its ownership percentage.

(e) Capital Commitments
As of December 31, 2010, the Company had development and redevelopment contractual obligations of $8.5 million outstanding, primarily related to construction activities at Three Flint Hill, which is undergoing a complete renovation, and capital improvement obligations of $0.2 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2010. Also, as of December 31, 2010, the Company had $10.7 million of tenant improvement obligations, primarily related to a tenant at Indian Creek Court, which it expects to incur on its in-place leases. The Company had no other material contractual obligations as of December 31, 2010.
The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through joint ventures.
The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2010, the Company remained liable to the local municipalities for $3.6 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.
(f) Deposits
As of December 31, 2010, the Company had $7.4 million in deposits outstanding related to the potential acquisitions. These amounts are recorded in “Prepaid expenses and other assets” in the Company’s consolidated balance sheets. Of the $7.4 million of deposits outstanding at December 31, 2010, the Company applied $1.3 million toward its first quarter 2011 portfolio acquisition of Cedar Hill I & III and The Merrill Lynch Building.
(g) Insurance
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
(14) Related Party Transaction
In September 2005, the Company subleased a portion of its former corporate office space to Donatelli Development, Inc. (formerly Donatelli & Klein), a privately held real estate investment firm that develops multifamily properties, which is owned by a former member of the Company’s Board of Trustees. The rental rate under the sublease was representative of market rates on the date the sublease was executed. The lease expired on December 31, 2010 and all rents due under the terms of the sublease were paid in full as of December 31, 2010.
(15) Equity
On November 16, 2010, the Company issued 11.5 million common shares at a price of $15.50 per share, which generated net proceeds of approximately $170.4 million, net of issuance costs. The Company used the majority of the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility, to fund the acquisition of Atlantic Corporate Park and for other general corporate purposes. During the second quarter of 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes. During the first quarter of 2010, the Company issued 6.3 million common shares at a price of $14.50 per share, which generated net proceeds of $87.1 million, net of issuance costs. The Company used $82.9 million of the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility and the remainder for other general corporate purposes.
During 2010, the Company increased the amount of its common shares that could be issued through its controlled equity offering program by 5 million common shares. In 2010, the Company sold 0.5 million common shares through its controlled equity offering program at a weighted average offering price of $15.46 per share, which generated net proceeds of approximately $7.3 million. The Company used the proceeds and available cash totaling $8.0 million to purchase a $10.6 million loan that encumbers Aviation Business Park. At December 31, 2010, the Company had 4.8 million common shares available for issuance under its controlled equity offering program.

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
The Company declared dividends per share on its common stock of $0.80, $0.94 and $1.36 during 2010, 2009 and 2008, respectively. On January 25, 2011, the Company declared a dividend of $0.20 per common share. The dividend was paid on February 11, 2011 to common shareholders of record as of February 4, 2011.
In January 2011, the Company issued 4.6 million 7.750% Series A Preferred Shares at a price of $25.00 per share, which generated net proceeds of $111.3 million, net of issuance costs. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and payable on a quarterly basis beginning on February 15, 2011. The Company used the proceeds from the issuance of its Series A Preferred Shares to pay down $105.0 million of the outstanding balance on its unsecured revolving credit facility and for other general corporate purposes.
As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests for the three years ended December 31 are as follows (amounts in thousands):

		Redeemable
	First Potomac	noncontrolling
	Realty Trust	interests
Balance, December 31, 2008	$365,293	$10,627
Net income	3,932	124
Changes in ownership, net(1)	33,781	(480)
Distributions to owners	(26,529)	(718)
Other comprehensive income	1,282	32

Balance, December 31, 2009	377,759	9,585
Net loss	(11,443)	(230)
Changes in ownership, net(1)	279,497	7,375
Distributions to owners	(28,797)	(631)
Other comprehensive income	1,044	23

Balance, December 31, 2010	$618,060	$16,122

(1)
Includes a joint venture partner’s portion of accumulated other comprehensive loss related to RiversPark II and RiversPark I, which were deconsolidated from the Company’s consolidated financial statements on March 17, 2009 and January 1, 2010, respectively.

(16) Benefit Plans
(a) Share-based compensation
The Company has issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005, and the 2009 Equity Compensation Plan (the “2009 Plan”), which was amended in 2010. In 2010, the Company received shareholder approval to authorize an additional 2,250,000 shares for issuance. Total combined awards authorized under the 2003 Plan and the 2009 Plan are 4,460,800 common share equity awards. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Under the terms of the amendment to the 2009 Plan, every stock option granted by the Company reduces the awards available for issuance on a one-for-one basis. However, for every restricted award issued, the awards available for issuance are reduced by 3.44 awards. At December 31, 2010, 2,366,896 common equity awards remained available for issuance by the Company.
The Company records costs related to its share-based compensation based on the grant-date fair value calculated in accordance with the accounting provisions. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for each award and these costs are recorded in “General and administrative expense” or “Property operating expense” based on the employee’s job function.
Stock Options Summary
As of December 31, 2010, 1,137,000 stock options were awarded of which 811,580 remained outstanding. Options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The term of the options granted is ten years. The Company recognized $0.2 million of compensation expense associated with these awards for each of the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes the option activity in the compensation plans for the three years ended December 31:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Balance, December 31, 2007	637,470	$19.11	6.6 years	$815,455
Granted	99,500	17.24
Exercised	(2,500)	15.00
Forfeited	(51,001)	23.86

Balance, December 31, 2008	683,469	18.49	5.9 years	$—
Granted	103,250	9.30
Forfeited	(35,315)	17.74

Balance, December 31, 2009	751,404	17.27	5.4 years	$307,380
Granted	106,750	12.57
Exercised	(4,931)	9.30
Forfeited	(41,643)	16.92

Balance, December 31, 2010	811,580	$16.72	4.8 years	$1,641,148

Exercisable at December 31:
2010	646,804	$17.78	3.9 years	$889,576
2009	593,369	$18.13	4.6 years	$—
2008	545,965	$17.77	5.3 years	$—
Options expected to vest, December 31, 2010	147,664	$12.28	8.4 years	$687,151
The following table summarizes information about stock options at December 31, 2010:

		Options Outstanding			Options Exercisable
			Weighted Average	Weighted		Weighted
Year	Range of		Remaining	Average		Average
Issued	Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
2003	$ 15.00	343,469	2.7 years	$15.00	343,469	$15.00
2004	18.70 – 19.78	65,000	3.4 years	19.03	65,000	19.03
2005	22.42 – 22.54	68,750	4.0 years	22.46	68,750	22.46
2006	26.60	33,450	5.0 years	26.60	33,450	26.60
2007	29.11 – 29.24	54,063	6.0 years	29.12	50,925	29.12
2008	14.32 – 17.29	71,687	7.0 years	17.23	50,385	17.23
2009	9.30	81,911	8.0 years	9.30	34,825	9.30
2010	12.57	93,250	9.0 years	12.57	—	—

		811,580			646,804

As of December 31, 2010, the Company had $0.3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.5 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The assumptions used in the fair value determination of stock options granted for the years ended December 31 are summarized as follows:

	2010	2009	2008
Risk-free interest rate	2.69%	1.55%	3.45%
Expected volatility	46.6%	39.6%	24.6%
Expected dividend yield	5.15%	5.54%	4.04%
Weighted average expected life of options	5 years	5 years	5 years
The weighted average grant date fair value of the stock options issued in 2010, 2009 and 2008 was $3.51, $1.97 and $2.89, respectively.
Option Exercises
The Company received approximately $46 thousand and $38 thousand from the exercise of stock options during 2010 and 2008, respectively. No stock options were exercised during 2009. Shares issued as a result of stock option exercises are funded through the issuance of new shares.
The total intrinsic value of options exercised was $29 thousand in 2010 and $5 thousand in 2008.
Non-vested share awards
The Company issues restricted share awards that either vest over a specific time period that is indentified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. In February 2010, the Company granted 197,468 restricted common shares in two separate awards to its officers. The first award of 98,734 common shares will vest ratably over a four year award term and was fair valued based on the outstanding share price at the date of issuance. The second award of 98,734 common shares will vest in four separate tranches based upon the Company’s achievement of specified performance conditions.
The Company recognized $3.2 million, $2.6 million and $1.5 million of compensation expense associated with its restricted share based awards in 2010, 2009 and 2008, respectively. Dividends on all restricted share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income available to common shareholders in the Company’s computation of EPS.
Independent members of our Board of Trustees received annual grants of common shares as a component of compensation for serving on the Company’s Board of Trustees. In May 2010, the Company issued a total of 20,274 common shares to all independent trustees, all of which will vest on the completion of a twelve-month period from the award date. The trustee shares were fair valued based on the outstanding share price at the date of issuance. The Company recognized $0.3 million of compensation expense associated with trustee share based awards for each of the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the Company’s non-vested share awards as of December 31, 2010 is as follows:

		Weighted Average
	Non-vested	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2007	$175,091	$23.26
Granted	198,367	9.46
Vested	(19,060)	26.69

Non-vested at December 31, 2008	354,398	15.35
Granted	437,976	9.03
Vested	(26,060)	20.93

Non-vested at December 31, 2009	766,314	11.55
Granted	217,742	12.91
Vested	(272,024)	12.01
Expired	(9,279)	16.09

Non-vested at December 31, 2010	702,753	11.76

As of December 31, 2010, the Company had $3.1 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.1 years.
The Company values its non-vested time-based awards at the grant date fair value. For the non-vested performance-based share awards issued in 2010, 2009 and 2008, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the fair value and derived service period of each tranche of the award. The following assumptions were used in determining the fair value of the awards and the derived service period:

	2010	2009	2008
Risk-free interest rate	3.6%	3.3%	3.2%
Volatility	42.4%	43.5%	26.0%
The weighted average grant date fair value of the shares issued in 2010, 2009 and 2008 was $12.91, $9.03 and $9.46, respectively. The total fair value of shares vested was $3.3 million, $0.5 million and $0.5 million at December 31, 2010, 2009 and 2008, respectively. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.
(b) 401(k) Plan
The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. The Company matches employee contributions after one year of service up to a specified percentage of a participant’s annual compensation. The Company matched employee contributions up to 6% for each of the three years presented. Employee contributions vest immediately. Employer contributions vest immediately for employees hired prior to January 1, 2009. For employees hired after January 1, 2009, the vesting of the employer contributions occurs in 25% increments over four years. The Company pays for administrative expenses and matching contributions with available cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions were $0.3 million for each of the years ended December 31, 2010, 2009 and 2008, respectively. The employer match payable to the 401(k) plan was fully funded as of December 31, 2010.
(c) Employee Share Purchase Plan
In 2009, the Company’s shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire common shares of the Company, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan will not exceed five years. Each offering period will commence on the first day of each calendar quarter (offering date) and will end on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began during the fourth quarter of 2009. The Company issued common shares of 9,850 and 1,908 under the Plan during the years ended December 31, 2010 and 2009, respectively, which resulted in compensation expense totaling $32 thousand and $5 thousand, respectively.

(17) Subsequent Events
On January 25, 2011, the Company formed a joint venture with an affiliate of The Akridge Company (“Akridge”) to acquire, for $39.6 million, a property located at 1200 17th Street, NW, in Washington, DC, and to redevelop the property. The property currently consists of a land parcel that contains an existing 85,000 square foot office building. The joint venture intends to demolish the existing office building and develop a new Class A office building expected to have approximately 170,000 square feet of gross leasable area. When the joint venture is fully capitalized, the Company anticipates owning 95% of the joint venture (subject to adjustment depending on each party’s capital contributions and subject to a promoted interest granted to Akridge after specified returns are achieved by the Company). The Company’s total capital commitment to the joint venture (including acquisition and development costs) is anticipated to be approximately $109 million, less amounts funded through acquisition and construction financing. The acquisition of the property is not expected to occur until late 2011 and is subject to various contingencies. Construction is currently expected to commence in 2012 and is expected to be completed in late 2014.
On February 18, 2011, the Company sold its Old Courthouse Square property for net proceeds of $10.8 million. The property is a 201,000 square foot retail asset in Martinsburg, West Virginia, which the Company acquired as part of a portfolio acquisition in 2004, and was the Company’s only retail asset. The property was reflected in the Company’s Maryland reporting segment. In 2010, the Company entered into a non-binding contract to sell the property and recorded an impairment charge of $3.4 million based on the contractual sales price, less any anticipated selling costs.
On February 22, 2011, the Company acquired a two property portfolio consisting of Cedar Hill I & III and The Merrill Lynch Building for an aggregate purchase price of $33.8 million. Cedar Hill I & III consist of two three-story office buildings in Tyson’s Corner, Virginia totaling 103,000 square feet and is 100% leased to two tenants. The Merrill Lynch Building is a 12-story, 138,000 square foot office building in Columbia, Maryland and is 70% leased to over 25 tenants. The acquisition was funded by the assumption of two mortgage loans totaling $26.7 million, a draw on the Company’s unsecured revolving credit facility and available cash. The Company is assessing its initial fair value determination of its acquired assets and liabilities.
(18) Segment Information
The Company’s reportable segments consist of three distinct reporting and operational segments within the broader greater Washington D.C, region in which it operates: Maryland, Northern Virginia and Southern Virginia. During 2010, the Company acquired three properties in Washington, D.C. The Company currently includes these properties in its Northern Virginia reporting segment as all operational and management decisions are currently handled by the Company’s Northern Virginia management team.
The Company evaluates the performance of its segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains from sale of real estate assets, interest expense, general and administrative costs, acquisition costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items other than straight-line and deferred market rent amortization reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

The results of operations for the Company’s three reportable segments for the three years ended December 31 are as follows (dollars in thousands):

	2010
	Maryland	Northern Virginia(1)	Southern Virginia	Consolidated
Number of buildings	71	55	55	181
Square feet	4,052,196	3,769,139	5,359,763	13,181,098

Total revenues	$45,793	$45,354	$48,869	$140,016
Property operating expense	(11,597)	(10,425)	(12,031)	(34,053)
Real estate taxes and insurance	(4,534)	(4,518)	(4,088)	(13,140)

Total property operating income	$29,662	$30,411	$32,750	92,823

Depreciation and amortization expense				(42,979)
General and administrative				(14,523)
Acquisition costs				(7,169)
Other expenses, net				(39,656)
Loss from discontinued operations				(171)

Net loss				$(11,675)

Total assets(2)	$491,566	$488,592	$338,319	$1,396,682

Capital expenditures(3)	$5,765	$10,046	$8,579	$24,710

	2009
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	76	51	54	181
Square feet	3,784,099	3,016,035	5,265,457	12,065,591

Total revenues	$43,999	$39,837	$48,312	$132,148
Property operating expense	(11,535)	(9,359)	(11,673)	(32,567)
Real estate taxes and insurance	(4,303)	(4,284)	(4,262)	(12,849)

Total property operating income	$28,161	$26,194	$32,377	86,732

Depreciation and amortization expense				(40,642)
General and administrative				(13,219)
Acquisition costs				(1,076)
Other expenses, net				(28,359)
Income from discontinued operations				620

Net income				$4,056

Total assets(2)	$411,083	$305,633	$317,695	$1,071,173

Capital expenditures(3)	$5,276	$9,094	$8,693	$23,128

	2008
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	75	47	54	176
Square feet	3,754,980	2,814,799	5,257,728	11,827,507

Total revenues	$40,552	$36,542	$45,308	$122,402
Property operating expense	(8,418)	(7,766)	(10,670)	(26,854)
Real estate taxes and insurance	(3,791)	(4,086)	(4,165)	(12,042)

Total property operating income	$28,343	$24,690	$30,473	83,506

Depreciation and amortization expense				(36,769)
General and administrative				(11,938)
Other expenses, net				(30,832)
Income from discontinued Operations				16,174

Net income				$20,141

Total assets(2)	$433,269	$282,690	$311,466	$1,077,951

Capital expenditures(3)	$11,983	$11,565	$13,009	$36,830

(1)	Includes 500 First Street, NW, 1211 Connecticut Ave, NW and 440 First Street, NW, which were acquired in 2010 and located in Washington, D.C.

(2)	Corporate assets not allocated to any of our reportable segments totaled $78,205, $36,762 and $50,526 at December 31, 2010, 2009 and 2008, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $320, $65 and $273 at December 31, 2010, 2009 and 2008, respectively.
(19) Quarterly Financial Information (unaudited)

	2010(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Revenues	$35,178	$33,494	$34,657	$36,687
Operating expenses	27,955	26,106	29,167	35,181
Loss from continuing operations	(1,562)	(442)	(2,935)	(6,565)
(Loss) income from discontinued operations	(646)	475	—	—
Less: Net loss (income) attributable to noncontrolling interests	49	(1)	55	129

Net (loss) income attributable to common shareholders	$(2,159)	$32	$(2,880)	$(6,436)

Net loss attributable to common shareholders per share — basic and diluted:
Loss from continuing operations	$(0.06)	$(0.01)	$(0.08)	$(0.15)

(Loss) income from discontinued operations	(0.02)	0.01	—	—

Net loss	$(0.08)	$—	$(0.08)	$(0.15)

	2009(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Revenues	$33,162	$32,095	$32,450	$34,440
Operating expenses	24,289	23,846	24,891	29,869
Income (loss) from continuing operations	5,016	1,573	380	(3,533)
Income from discontinued operations	122	79	244	175
Less: Net (income) loss attributable to noncontrolling interests	(141)	(45)	(16)	78

Net income (loss) attributable to common shareholders	$4,997	$1,607	$608	$(3,280)

Net income (loss) attributable to common shareholders per share — basic and diluted:
Income (loss) from continuing operations	$0.18	$0.06	$0.01	$(0.12)
Income from discontinued operations	—	—	0.01	—

Net income (loss)	$0.18	$0.06	$0.02	$(0.12)

(1)	These figures are rounded to the nearest thousand, which may impact crossfooting in reconciling to full year totals.
The Company sold 18.3 million and 2.8 million common shares in 2010 and 2009, respectively. The sum of the basic and diluted earnings per share for the four quarters in all years presented differs from the annual earnings per share calculation due to the required method of computing the weighted average number of shares in the respective periods.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Amounts in thousands)

				Encumbrances at
Property	Location	Date Acquired	Property Type(1)	December 31, 2010
Maryland
Rumsey Center	Columbia	Oct-02	BP	$9,071
Snowden Center	Columbia	Oct-02	BP	12,313
6900 English Muffin Way	Frederick	Jul-04	I	—
Gateway Center	Gaithersburg	Jul-04	Office	—
Gateway West	Westminster	Jul-04	OP	—
4451 Georgia Pacific Boulevard	Frederick	Jul-04	I	—
20270 Goldenrod Lane	Germantown	Jul-04	Office	—
Girard Business Center	Gaithersburg	Jul-04	BP	—
Girard Place	Gaithersburg	Jul-04	BP	—
Patrick Center	Frederick	Jul-04	Office	—
Old Courthouse Square	Martinsburg, WV	Jul-04	Retail	—
15 Worman’s Mill Court	Frederick	Jul-04	OP	—
West Park	Frederick	Jul-04	Office	—
Woodlands Business Center	Largo	Jul-04	Office	—
Airpark Place	Gaithersburg	Aug-04	BP	—
4612 Navistar Drive	Frederick	Dec-04	I	12,189
Campus at Metro Park	Rockville	Dec-04	OP	22,556
Glenn Dale Business Center	Glenn Dale	May-05	I	—
Owings Mills Business Center	Owings Mills	Nov-05	BP	5,448
Gateway 270	Clarksburg	Jul-06	BP	—
Indian Creek Court	Beltsville	Aug-06	BP	11,982
Owings Mills Commerce Center	Owings Mills	Nov-06	BP	—
Ammendale Commerce Center	Beltsville	Mar-07	BP	—
Annapolis Commerce Park East	Annapolis	Jun-07	OP	8,491
Triangle Business Center	Columbia	Aug-08	BP	—
Cloverleaf Center	Germantown	Oct-09	OP	17,204
Redland Corporate Center	Rockville	Nov-10	Office	—
7458 Candlewood Road	Hanover	Dec-10	I	14,699

Total:				113,953

Northern Virginia
13129 Airpark Road	Culpeper	Dec-97	I	—
Plaza 500	Alexandria	Dec-97	I	33,640
Van Buren Business Park	Herndon	Dec-97	OP	7,544
Tech Court	Chantilly	Oct-98	OP	—
Newington Business Park	Lorton	Dec-99	I	15,252
Interstate Plaza	Alexandria	Dec-03	I	—
Herndon Corporate Center	Herndon	Apr-04	OP	—
Aquia Commerce Center I & II	Stafford	Jun-04	OP	353
15395 John Marshall Highway	Haymarket	Oct-04	I	20,523
Windsor at Battlefield	Manassas	Dec-04	OP	—
Reston Business Campus	Reston	Mar-05	OP	—
Enterprise Center	Chantilly	Apr-05	OP	—
Gateway Centre	Manassas	Jul-05	BP	1,189
403/405 Glenn Drive	Sterling	Oct-05	BP	7,960
Linden Business Center	Manassas	Oct-05	BP	7,080
Prosperity Business Center	Merrifield	Nov-05	BP	3,502
Sterling Park Business Center	Sterling	Feb-06	BP	—
Davis Drive	Sterling	Aug-06	BP	—
Ashburn Center	Ashburn	Dec-09	BP	—
Three Flint Hill	Oakton	Apr-10	Office	—
500 First Street, NW	Washington, DC	Jun-10	Office	38,793
Atlantic Corporate Park	Sterling	Nov-10	Office	—
440 First Street, NW	Washington, DC	Dec-10	Office	—
1211 Connecticut Ave, NW	Washington, DC	Dec-10	Office	—

Total:				135,836

Southern Virginia
Crossways Commerce Center	Chesapeake	Dec-99	BP	24,179
Greenbrier Technology Center II	Chesapeake	Oct-02	BP	4,576
Norfolk Business Center	Norfolk	Oct-02	BP	4,643
Virginia Center	Glen Allen	Oct-03	BP	—
Crossways II	Chesapeake	Oct-04	BP	—
Norfolk Commerce Park II	Norfolk	Oct-04	BP	—
Cavalier Industrial Park	Chesapeake	Apr-05	I	—
1434 Crossways Boulevard	Chesapeake	Aug-05	BP	17,709
Enterprise Parkway	Hampton	Sep-05	BP	—
Diamond Hill Distribution Center	Chesapeake	Oct-05	I	—
1000 Lucas Way	Hampton	Dec-05	BP	—
River’s Bend Center	Chester	Jan-06	I	—
Northridge I&II	Ashland	Jan-06	I	6,841
Crossways I	Chesapeake	Feb-06	BP	—
1408 Stephanie Way	Chesapeake	May-06	BP	—
Airpark Business Center	Richmond	Jun-06	BP	1,308
Chesterfield Business Center	Richmond	Jun-06	BP	4,079
Hanover Business Center	Ashland	Jun-06	BP	1,683
Gateway II	Norfolk	Nov-06	BP	—
Park Central	Richmond	Nov-06	BP
Greenbrier Circle Corporate Center	Chesapeake	Jan-07	BP	—
Greenbrier Technology Center I	Chesapeake	Jan-07	BP	—
Pine Glen	Richmond	Feb-07	BP	—
River’s Bend Center II	Chester	May-07	I	—
Battlefield Corporate Center	Chesapeake	Oct-10	OP	4,289

Total:				69,307

Land held for future development				—
Other				—

Total				$319,096

Initial Costs			Gross Amount at End of Year
	Building and			Building and		Accumulated
Land	Improvements	Since Acquisition	Land	Improvements	Total	Depreciation
$2,675	$10,196	$2,372	$2,675	$12,568	$15,243	$4,110
3,404	12,824	3,382	3,404	16,206	19,610	4,841
3,136	8,642	25	3,136	8,667	11,803	1,497
1,715	3,943	166	1,715	4,109	5,824	750
890	6,925	1,533	890	8,458	9,348	1,681
3,445	8,923	5	3,445	8,928	12,373	1,546
1,415	2,060	183	1,415	2,243	3,658	419
4,671	7,151	1,506	4,671	8,657	13,328	1,780
5,134	9,507	784	5,134	10,291	15,425	1,745
1,777	8,721	1,183	1,777	9,904	11,681	1,690
3,485	12,862	(3,079)	2,649	10,619	13,268	2,462
545	3,329	41	545	3,370	3,915	625
520	5,177	643	520	5,820	6,340	1,082
1,322	2,920	640	1,322	3,560	4,882	616
2,697	7,141	284	2,697	7,425	10,122	1,280
3,808	18,658	—	3,808	18,658	22,466	2,919
9,220	32,056	43	9,220	32,099	41,319	5,749
3,369	14,504	1,612	3,369	16,116	19,485	2,551
1,382	7,416	1,318	1,382	8,734	10,116	1,497
18,302	20,562	4,264	18,302	24,826	43,128	3,540
5,673	17,168	1,305	5,673	18,473	24,146	2,314
3,304	12,295	766	3,304	13,061	16,365	2,044
2,398	7,659	5,527	2,398	13,186	15,584	2,136
6,101	12,602	271	6,101	12,873	18,974	1,405
1,279	2,480	1,058	1,237	3,580	4,817	347
7,097	14,211	230	7,097	14,441	21,538	860
17,272	63,480	750	17,272	64,230	81,502	345
5,924	13,832	—	5,924	13,832	19,756	—

121,960	347,244	26,812	121,082	374,934	496,016	51,831

442	3,103	1,205	442	4,308	4,750	1,674
6,265	35,433	3,442	6,265	38,875	45,140	13,052
3,592	7,652	2,319	3,592	9,971	13,563	3,579
1,056	4,844	808	1,056	5,652	6,708	1,817
3,135	10,354	5,316	3,135	15,670	18,805	5,223
2,185	8,972	3,015	2,185	11,987	14,172	2,304
4,082	14,651	1,267	4,082	15,918	20,000	3,169
1,795	8,689	518	1,795	9,207	11,002	1,636
2,736	7,301	8,270	2,736	15,571	18,307	2,700
3,228	11,696	3,275	3,228	14,971	18,199	3,220
1,996	8,778	630	1,996	9,408	11,404	1,775
3,727	27,274	3,174	3,727	30,448	34,175	4,805
3,015	6,734	936	3,015	7,670	10,685	1,943
3,940	12,547	2,966	3,940	15,513	19,453	2,347
4,829	10,978	512	4,829	11,490	16,319	1,682
5,881	3,495	290	5,881	3,785	9,666	574
19,897	10,750	15,310	18,011	27,946	45,957	2,902
1,614	3,611	(33)	1,614	3,578	5,192	496
2,682	9,456	2,786	2,675	12,249	14,924	378
—	13653	1,361	—	15,014	15,014	—
25,806	33,883	83	25,806	33,966	59,772	516
5,895	11,655	5,000	5,895	16,655	22,550	36
—	15,300	11	—	15,311	15,311	—
27,077	17,520	—	27,077	17,520	44,597	58

134,875	298329	62,461	132,982	362,683	495,665	55,886

5,160	23,660	11,629	5,160	35,289	40,449	11,030
1,365	5,119	1,748	1,365	6,867	8,232	2,602
1,323	4,967	572	1,323	5,539	6,862	2,391
1,922	7,026	2,165	1,922	9,191	11,113	3,357
1,036	6,254	810	1,036	7,064	8,100	1,098
1,221	8,693	1,857	1,221	10,550	11,771	2,164
1,387	11,362	7,509	1,387	18,871	20,258	2,697
4,447	24,739	253	4,815	24,624	29,439	5,098
4,132	10,674	4,748	4,132	15,422	19,554	2,393
3,290	24,949	3,043	3,290	27,992	31,282	4,086
2,592	8,563	1,782	2,592	10,345	12,937	2,173
3,153	26,294	3,013	3,482	28,978	32,460	4,870
1,172	7,417	1,178	1,172	8,595	9,767	1,737
2,657	11,597	1,714	2,657	13,311	15,968	2,314
1,292	3,899	518	1,292	4,417	5,709	621
250	2,814	497	250	3,311	3,561	573
900	13,335	2,186	900	15,521	16,421	2,300
1,794	11,561	705	1,794	12,266	14,060	1,693
1,320	2,293	374	1,320	2,667	3,987	398
1,789	19,712	2,236	1,789	21,948	23,737	3,616
4,164	18,984	2,262	4,164	21,246	25,410	2,784
2,024	7,960	918	2,024	8,878	10,902	1,366
618	4,517	383	618	4,900	5,518	578
5,634	11,533	606	5,634	12,139	17,773	1,296
1,860	6,071	—	1,860	6,071	7,931	36

56,502	283,993	52,706	57,199	336,002	393,201	63,271

3,642	—	253	3,895	—	3,895	—
71	39	—	71	39	110	2

$317,050	$929,605	$142,232	$315,229	$1,073,658	$1,388,887	$170,990

(1)	I =Industrial; BP=Business Park; OP=Office Park

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of the Company’s real estate assets was $1,422 million and $1,135 million at December 31, 2010 and 2009, respectively.
(a) Reconciliation of Real Estate
The following table reconciles the real estate investments for the years ended December 31 (amounts in thousands):

	2010	2009	2008

Beginning balance	$1,128,956	$1,106,571	$1,065,181
Acquisitions of rental property (1)	267,312	33,446	43,528
Capital expenditures	24,952	18,961	39,922
Impairments	(3,448)	(2,541)	—
Cost of real estate sold (2)	(26,065)	(25,060)	(38,131)
Dispositions	(2,820)	(2,421)	(3,929)

Ending balance	$1,388,887	$1,128,956	$1,106,571

(b) Reconciliation of Accumulated Depreciation
The following table reconciles the accumulated depreciation on the real estate investments for the years ended December 31 (amounts in thousands):

	2010	2009	2008

Beginning balance	$141,481	$111,658	$88,075
Depreciation of acquisitions of rental property	991	168	347
Depreciation of all other rental property and capital expenditures	32,822	31,862	27,539
Dispositions	(1,988)	(200)	(3,508)
Dispositions — write-off	(2,316)	(2,007)	(795)

Ending balance	$170,990	$141,481	$111,658

(1)	Includes a $2.4 million impairment for the year ended December 31, 2010 related to a property that was acquired in the fourth quarter of 2010.
(2)	Includes a $0.6 million impairment for the year ended December 31, 2010 related to a property that was sold in the second quarter of 2010.

EXHIBIT INDEX

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.
3.2(2)	Articles Supplementary designating First Potomac Realty Trust’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.
3.3(3)	Form of share certificate evidencing the Company’s Common Shares
3.4(4)	Form of share certificate evidencing the 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share
3.5(1)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.
4.2(5)	Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.
4.3(6)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.
4.4(7)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.
4.5(8)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.
4.6*
First Amendment, Consent and Waiver dated as of November 5, 2010 to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.7(9)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.
4.8(10)	Subsidiary Guaranty, dated as of June 22, 2006.
4.9(11)	Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee.
4.10(7)	Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011.
10.1(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.
10.2(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.
10.3(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.
10.4(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.
10.5(12)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.
10.6(13)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.
10.7(14)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.
10.8(1)	2003 Equity Compensation Plan.
10.9(15)	2009 Equity Compensation Plan
10.10(16)	2009 Employee Stock Purchase Plan
10.11(17)	Amendment No. 1 to the 2003 Equity Compensation Plan.
10.12(18)	Amendment No. 2 to the 2003 Equity Compensation Plan.
10.13(19)	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan
10.14(20)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.
10.15(21)
Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.16(22)
Second Amended and Restated Revolving Credit Agreement among First Potomac Realty Investment Limited Partnership and KeyBank N.A., Wells Fargo N.A., PNC Bank, N.A., Wachovia Bank, N.A., Bank of Montreal, and Chevy Chase Bank (a division of Capital One, N.A.), dated as of December 29, 2009.

10.17(23)
Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated May 14, 2010, between the Operating Partnership, KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank N.A., and Chevy Chase Bank

10.18(24)
Commitment Increase Agreement, dated June 1, 2010, among the Operating Partnership and certain of its subsidiaries, KeyBank N.A. (as administrative agent) and USBank National Association and TD Bank, N.A., each as additional lenders.

Exhibit	Description of Document

10.19*
Amendment No. 2, dated October 27, 2010, to the Company’s Second Amended and Restated Revolving Credit Agreement, dated December 29, 2009, between the Operating Partnership, certain of the Operating Partnership’s subsidiaries and KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank, N.A. Chevy Chase Bank (a division of Capital One, N.A.), U.S. Bank, N.A. and TD Bank, N.A

10.20(25)	Form of Restricted Common Shares Award Agreement for Officers.
10.21(26)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.
10.22(27)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.
10.23(28)	Form of 2009 Restricted Common Shares Award Agreement for Trustees.
10.24(29)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Time-Vesting).
10.25(30)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Performance-Based).
10.26(31)	Form of 2010 Form of Restricted Stock Agreement (Time-Vesting)
10.27(32)	From of 2010 Restricted Stock Agreement (Performance-Vesting)
10.28(33)	Form of Restricted Common Share Award Agreement for Trustees
10.29(34)	Registration Rights Agreement, dated December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Capital Markets, LLC, as the Representative.
10.30(35)
Letter Agreement with respect to Capped-Call Transaction, dated December 5, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.31(36)
Letter Agreement with respect to Capped-Call Transaction, dated December 8, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant and Wachovia Bank, National Association.

10.32(37)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.33(38)
Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.34(39)
Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.35(40)	Amendment No. 3 to Secured Term Loan Agreement dated as of December 29, 2009, among First Potomac Realty Investment Limited Partnership, and KeyBank National Association.
10.36(41)	Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.37(42)	Amendment No. 1 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.38(43)	Amendment No. 2 to Secured Term Loan Agreement, dated August 11, 2008, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.
10.39*
Amendment No. 3, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors), KeyBank and Wells Fargo, to the Secured Term Loan Agreement, dated August 11, 2008, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.40*
Amendment No. 4, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.41*	Secured term loan agreement, dated November 10, 2010, between the Operating Partnership and KeyBank N.A.
12*	Statement Regarding Computation of Ratios.
21*	Subsidiaries of the Registrant.
23*	Consent of KPMG LLP (independent registered public accounting firm).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A (Registration No. 001-31824).

(3)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (Registration No. 001-31824).

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(9)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(10)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(11)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(14)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(15)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(16)	Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(18)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(32)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(35)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(36)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2006.

(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(40)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2010.

(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2008.

(42)	Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 10-K filed on March 5, 2010.

(43)	Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 10-K filed on March 5, 2010.

*	Filed herewith