Form 10-Q
period 2011-03-31
FIRST POTOMAC REALTY TRUST
filed 2011-05-06
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2011.

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
As of May 6, 2011, there were 50,037,732 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Rental property, net	$1,326,027	$1,217,897
Cash and cash equivalents	18,681	33,280
Escrows and reserves	13,504	8,070
Accounts and other receivables, net of allowance for doubtful accounts of $3,351 and $3,246, respectively	8,602	7,238
Accrued straight-line rents, net of allowance for doubtful accounts of $893 and $849, respectively	13,549	12,771
Notes receivable, net	24,760	24,750
Investment in affiliates	23,994	23,721
Deferred costs, net	22,260	20,174
Prepaid expenses and other assets	14,966	14,230
Intangible assets, net	54,673	34,551

Total assets	$1,521,016	$1,396,682

Liabilities:
Mortgage loans	$391,573	$319,096
Exchangeable senior notes, net	30,076	29,936
Senior notes	75,000	75,000
Secured term loans	100,000	110,000
Unsecured revolving credit facility	116,000	191,000
Accounts payable and other liabilities	34,342	16,827
Accrued interest	3,736	2,170
Rents received in advance	7,234	7,049
Tenant security deposits	5,620	5,390
Deferred market rent, net	5,676	6,032

Total liabilities	769,257	762,500

Noncontrolling interests in the Operating Partnership	37,420	16,122

Equity:
Series A Preferred Shares, $25 par value, 50,000 shares authorized: 4,600 and 0 shares issued and outstanding, respectively	115,000	—
Common shares, $0.001 par value, 150,000 common shares authorized: 50,041 and 49,922 shares issued and outstanding, respectively	50	50
Additional paid-in capital	790,596	794,051
Noncontrolling interests in consolidated partnership	3,077	3,077
Accumulated other comprehensive loss	(293)	(545)
Dividends in excess of accumulated earnings	(194,091)	(178,573)

Total equity	714,339	618,060

Total liabilities, noncontrolling interests and equity	$1,521,016	$1,396,682

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental	$32,359	$27,016
Tenant reimbursements and other	8,111	7,757

Total revenues	40,470	34,773

Operating expenses:
Property operating	10,958	10,012
Real estate taxes and insurance	4,002	3,328
General and administrative	4,008	3,709
Acquisition costs	2,185	19
Depreciation and amortization	12,770	9,858
Impairment of real estate assets	2,711	—
Contingent consideration related to acquisition of property	—	710

Total operating expenses	36,634	27,636

Operating income	3,836	7,137

Other expenses, net:
Interest expense	8,633	8,861
Interest and other income	(825)	(112)
Equity in losses of affiliates	32	38

Total other expenses, net	7,840	8,787

Loss from continuing operations before income taxes	(4,004)	(1,650)

Benefit from income taxes	313	—

Loss from continuing operations	(3,691)	(1,650)

Loss from discontinued operations	(201)	(558)

Net loss	(3,892)	(2,208)

Less: Net loss attributable to noncontrolling interests	138	49

Net loss attributable to First Potomac Realty Trust	(3,754)	(2,159)

Less: Dividends on preferred shares	(1,783)	—

Net loss available to common shareholders	$(5,537)	$(2,159)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.12)	$(0.06)
Loss from discontinued operations	—	(0.02)

Net loss	$(0.12)	$(0.08)

Weighted average common shares outstanding: Basic and diluted	49,234	30,560
See accompanying notes to condensed consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,892)	$(2,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	129	279
Impairment of real estate asset	—	565
Depreciation and amortization	12,976	10,070
Stock based compensation	691	1,053
Bad debt expense	330	324
Benefit from income taxes	(313)	—
Amortization of deferred market rent	172	246
Amortization of financing costs and fair value discounts	566	178
Equity in losses of affiliates	31	38
Distributions from investments in affiliates	9	81
Contingent consideration related to acquisition of property	—	710
Impairment of real estate asset	2,711	—
Changes in assets and liabilities:
Escrows and reserves	(5,434)	(1,035)
Accounts and other receivables	(1,630)	(1,372)
Accrued straight-line rents	(1,416)	(647)
Prepaid expenses and other assets	126	1,266
Tenant security deposits	230	(116)
Accounts payable and accrued expenses	140	(734)
Accrued interest	1,565	1,894
Rents received in advance	184	(158)
Deferred costs	(2,911)	(1,612)

Total adjustments	8,156	11,030

Net cash provided by operating activities	4,264	8,822

Cash flows from investing activities:
Purchase deposit on future acquisitions	(3,465)	—
Proceeds from sale of real estate asset	10,824	—
Acquisition of rental property and associated intangible assets	(9,974)	—
Additions to rental property	(6,303)	(2,534)
Acquisition of land parcel	(7,500)	—
Additions to construction in progress	(2,807)	(319)
Investment in unconsolidated joint ventures	(260)	—
Deconsolidation of joint venture	—	(896)

Net cash used in investing activities	(19,485)	(3,749)

Cash flows from financing activities:
Financing costs	(920)	(33)
Issuance of shares, net	111,016	87,068
Issuance of debt	30,000	—
Repayments of debt	(128,652)	(83,934)
Distributions to noncontrolling interests	(191)	(146)
Dividends to shareholders	(10,649)	(6,116)
Stock option exercises	18	8

Net cash provided by (used in) financing activities	622	(3,153)

Net (decrease) increase in cash and cash equivalents	(14,599)	1,920

Cash and cash equivalents, beginning of period	33,280	9,320

Cash and cash equivalents, end of period	$18,681	$11,240

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows — Continued
(unaudited)
Supplemental disclosure of cash flow information for the three months ended March 31 is as follows (amounts in thousands):

	2011	2010
Cash paid for interest, net	$6,452	$6,954
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	86,464	—
Contingent consideration recorded at acquisition	9,356	—
Conversion of Operating Partnership units into common shares	19	—
Issuance of Operating Partnership units in exchange for limited partnership interests	21,721	—
Cash paid for interest on indebtedness is net of capitalized interest of $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the Company did not pay any cash for franchise taxes levied by the city of Washington, D.C. The Company made its first cash payments for Washington, D.C. franchise taxes in April 2011. The Company did not own any properties in Washington, D.C. during the three months ended March 31, 2010 and, therefore was not subject to any Washington D.C. franchise taxes.
During the three months ended March 31, 2011, 1,300 Operating Partnership units were redeemed for an equivalent number of the Company’s common shares. No Operating Partnership units were redeemed for an equivalent number of the Company’s common shares during the three months ended March 31, 2010.
During the three months ended March 31, 2011, the Company acquired three consolidated properties at an aggregate purchase price of $131.5 million, including the assumption of $86.5 million of mortgage debt and the issuance of 1,418,715 Operating Partnership units valued at $21.7 million on the date of acquisition. The 2011 acquisitions include 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. At acquisition, the Company was in active negotiations with the existing tenant to renew its lease through August 2023. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition.

FIRST POTOMAC REALTY TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and industrial properties in the greater Washington, D.C. region. The Company separates its properties into four distinct segments, which it refers to as the Maryland, Washington, D.C., Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.
References in these unaudited condensed consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of March 31, 2011, owned a 95.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At March 31, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company also owned land that can accommodate approximately 1.7 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. As of March 31, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The U.S Government also accounted for approximately a third of the Company’s outstanding accounts receivables at March 31, 2011. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and as updated from time to time in other filings with the Securities and Exchange Commission.
In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly its financial position as of March 31, 2011, the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year.

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
(c) Rental Property
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
The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, the Company’s Board of Trustees or a designated delegate has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be secured to another property owned by the Company after the disposition.
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

(d) Notes Receivable
The Company lends money to the owners of real estate properties, which are collateralized by an interest in the real estate property. The Company records these investments as “Notes receivable, net” in its consolidated balance sheets. The investments are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. The Company records interest received from notes receivable and amortization of any discount or issuance costs within “Interest and other income” in its consolidated statements of operations.
In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C., which is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 12.5% and was initially recorded net of $0.3 million of issuance costs. The loan matures on April 1, 2017 and is repayable in full on or after December 21, 2013. For the quarter ended March 31, 2011, the Company recorded interest income associated with the loan of $0.8 million.
(e) Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
(f) Application of New Accounting Standards
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
In July 2010, new accounting guidance regarding specific disclosures was issued that will be required for the allowance for credit losses and all finance receivables. Finance receivables include loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the consolidated financial statements to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The required disclosures under this amendment as of the end of a reporting period were effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company’s March 31, 2011 interim reporting period. The Company’s adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
(3) Earnings Per Share
Basic earnings or loss per share (“EPS”) is calculated by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of stock options, non-vested shares, preferred shares and Exchangeable Senior Notes, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in total earnings attributable to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(3,691)	$(1,650)
Loss from discontinued operations	(201)	(558)

Net loss	(3,892)	(2,208)
Less: Net loss from continuing operations attributable to noncontrolling interests	134	37
Less: Net loss from discontinued operations attributable to noncontrolling interests	4	12

Net loss attributable to First Potomac Realty Trust	(3,754)	(2,159)
Less: Dividends on preferred shares	(1,783)	—

Net loss available to common shareholders	(5,537)	(2,159)

Less: Allocation to participating securities	(137)	(147)

Net loss available to common shareholders	$(5,674)	$(2,306)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding — basic and diluted	49,234	30,560

Basic and diluted earnings per share:
Loss from continuing operations	$(0.12)	$(0.06)
Loss from discontinued operations	—	(0.02)

Net loss	$(0.12)	$(0.08)

In accordance with accounting requirements regarding earnings per share, the Company did not include the following potential common shares in its calculation of diluted earnings per share as they would be anti-dilutive (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Stock option awards	902	850
Non-vested share awards	421	351
Conversion of Exchangeable Senior Notes(1)	854	1,416
Series A Preferred Shares(2)	7,302	—

	9,479	2,617

(1)	At March 31, 2011 and 2010, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares.

(2)	The Company’s Series A Preferred Shares are only convertible into shares of the Company’s common stock upon a change in control of the Company.

(4) Rental Property
Rental property represents property, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Land	$336,735	$315,229
Buildings and improvements	998,055	930,077
Construction in process	56,337	41,685
Tenant improvements	102,021	92,002
Furniture, fixtures and equipment	10,370	9,894

	1,503,518	1,388,887
Less: accumulated depreciation	(177,491)	(170,990)

	$1,326,027	$1,217,897

(a) Development and Redevelopment Activity
The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 1.7 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity (amounts in thousands):

		Active	Active
Reporting Segment	Developable Land	Development	Redevelopment

Maryland	150	—	—

Northern Virginia	568	—	227

Southern Virginia	959	48	39

Washington, D.C.	43	—	135

	1,720	48	401

The Company anticipates the majority of the development and redevelopment efforts on these projects will continue throughout 2011 and expected to be completed in 2012.
(b) Acquisitions
During the first quarter of 2011, the Company acquired the following properties, which are included in its condensed consolidated financial statements from the date of acquisition (dollars in thousands):

					Leased and	Aggregate	Mortgage
		Acquisition	Property	Square	Occupied at	Purchase	Debt
	Location	Date	Type	Feet	Acquisition	Price	Assumed(1)

440 First Street, NW (2)	Washington, D.C.	1/11/2011	Office	—	—	$8,000	$—

Cedar Hill / Merrill Lynch	Virginia / Maryland (3)	2/22/2011	Office	239,013	100.0%	33,795	29,982

840 First Street, NE	Washington, D.C.	3/25/2011	Office	244,298	100.0%	97,738	56,482

				483,311		$139,533	$86,464

(1)	Reflects the fair value of the mortgage debt at the time of acquisition.

(2)
On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in Washington, D.C., for $15.3 million. On January 11, 2011, the Company purchased the fee interest in the property’s ground lease for $8.0 million. Also, in the first quarter of 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million, which can be developed into leasable space.

(3)	Cedar Hill and Merrill Lynch were acquired in a portfolio acquisition. Cedar Hill is located in Tysons Corner, Virginia and Merrill Lynch is located in Columbia, Maryland.

The Company acquired 840 First Street, NE for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the lease renewal by the building’s sole tenant or the re-tenanting of the property. At acquisition, the Company was in active negotiations with the existing tenant to renew its lease through August 2023. As a result, the Company recorded $9.4 million of contingent consideration at acquisition, which reflects the Company’s estimate of the fair value of the obligation that will be payable to the seller under the terms of the acquisition agreement. For information on the assumptions used by the Company in determining fair value, see footnote 10, Fair Value Measurements.
The preliminary fair values of the acquired assets and liabilities are as follows (amounts in thousands):

Land	$32,193
Acquired tenant improvements	6,094
Building and improvements	78,992
In-place leases	19,484
Acquired leasing commissions	1,563
Customer relationships	243
Above-market leases acquired	1,127

Total assets acquired	139,696
Below-market leases acquired	(163)
Debt assumed	(86,464)
Acquisition related contingent consideration	(9,356)

Net assets acquired	$43,713

The fair values for the assets and liabilities acquired in 2011 are preliminary as the Company continues to finalize their acquisition date fair value determination.
The intangible assets acquired in the first quarter of 2011 are comprised of the following categories with their respective weighted average amortization periods: in-place leases 7.5 years; acquired leasing commissions 8.0 years; customer relationships 5.8 years; above market leases 3.9 years; and below market leases 7.6 years.
On January 25, 2011, the Company formed a joint venture with an affiliate of The Akridge Company (“Akridge”) to acquire, for $39.6 million, a property located at 1200 17th Street, NW, in Washington, DC, and to redevelop the property. The property currently consists of a land parcel that contains an existing 85,000 square foot office building. The joint venture intends to demolish the existing building and develop a new Class A office building expected to have approximately 170,000 square feet of gross leasable area. When the joint venture is fully capitalized, the Company anticipates owning 95% of the joint venture (subject to adjustment depending on each party’s capital contributions and subject to a promoted interest granted to Akridge after specified returns are achieved by the Company). The Company’s total capital commitment to the joint venture (including acquisition and development costs) is anticipated to be approximately $109 million, less amounts funded through acquisition and construction financing. The acquisition of the property is not expected to occur until late 2011 and is subject to various contingencies. Construction is currently expected to commence in 2012 and is expected to be completed in late 2014.
Pro Forma Financial Information
The unaudited pro forma financial information set forth below present results as of March 31 as if all of the Company’s 2011 acquisitions, and related financings, had occurred on January 1, 2010. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts):

	2011	2010
Pro forma total revenues	$44,006	$39,076
Pro forma net loss	$(3,667)	$(5,802)
Pro forma net loss per share — basic and diluted	$(0.11)	$(0.19)

As of March 31, 2011, the properties acquired in 2011 had, since the date of their acquisition by the Company, combined total revenues of $0.8 million and net income of $0.2 million, which were included in the Company’s consolidated statement of operations for the three months ended March 31, 2011.
(5) Investment in Affiliates
The Company owns a noncontrolling interest in several properties in which it is not entitled to a majority of the property’s operations or cash flows. As a result, the assets, liabilities and operating results of these noncontrolled properties are not consolidated within the Company’s condensed consolidated financial statements. The Company’s investment in these properties is recorded as “Investment in affiliates” in its consolidated balance sheets.
At January 1, 2010, the Company had a 25% noncontrolling interest in the two separate joint ventures that owned RiversPark I and II. During the fourth quarter of 2010, the Company entered into two separate joint ventures, in which it had a 50% noncontrolling interest, to own 1750 H Street, NW and Aviation Business Park. The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Assets:
Rental property, net	$103,807	$104,559
Cash and cash equivalents	2,746	1,706
Other assets	10,812	11,442

Total assets	117,365	117,707

Liabilities:
Mortgage loans(1)	59,646	59,914
Other liabilities	3,626	4,316

Total liabilities	63,272	64,230

Net assets	$54,093	$53,477

(1)	Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company.
The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in losses of affiliates” (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010

Total revenues	$3,078	$1,118
Total operating expenses	(1,136)	(352)

Net operating income	1,942	766
Depreciation and amortization	(1,302)	(453)
Other expenses, net	(723)	(466)

Net loss	$(83)	$(153)

(6) Discontinued Operations
Net loss from discontinued operations represents the operating results associated with Old Courthouse Square, 7561 Lindbergh Drive and Deer Park, all of which were formerly in the Company’s Maryland reporting segment.
In February 2011, the Company sold its Old Courthouse Square property in Martinsburg, West Virginia for net proceeds of $10.8 million. The property was acquired as part of a portfolio acquisition in 2004, and was the Company’s only retail asset. During the third quarter of 2010, the Company recorded a $3.4 million impairment charge based on the difference between the contractual sales price less anticipated selling costs and the carrying value of the property.

In June 2010, the Company sold 7561 Lindbergh Drive, for net proceeds of $3.9 million. The Company reported a gain on the sale of $0.6 million.
In April 2010, the Company sold Deer Park for net proceeds of $7.5 million. The property was acquired as part of a portfolio acquisition in 2004 and was located in a non-core submarket of Baltimore, Maryland. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge based on the contractual sale price.
The Company has had, and will have, no continuing involvement with Old Courthouse Square, 7561 Lindbergh Drive or Deer Park subsequent to their disposal. The disposed properties were not subject to any income tax. The Company did not dispose of or enter into any binding agreements to sell any other properties during the three months ended March 31, 2011 and 2010.
The following table summarizes the components of net loss from discontinued operations (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$44	$598
Net loss	(201)	(558)
(7) Debt
The Company’s borrowings consisted of the following (amounts in thousands):

	March 31,	December 31,
	2011	2010
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through June 2021	$391,573	$319,096
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(1)	30,076	29,936
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 3.50%, maturing January 2014(2)	30,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011	20,000	20,000
Secured term loan, effective interest rate of LIBOR plus 3.50%, maturing May 2011	50,000	50,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 3.00%, maturing January 2014(3)	116,000	191,000

	$712,649	$725,032

(1)	The principal balance of the Exchangeable Senior Notes was $30.4 million at March 31, 2011 and December 31, 2010.

(2)	On January 1, 2011, the loan’s applicable interest rate increased to LIBOR plus 3.50% and will continue to increase by 100 basis points every year, to a maximum of 550 basis points.

(3)	The unsecured revolving credit facility matures in 2013 with a one-year extension at the Company’s option, which it intends to exercise.

(a)	Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at March 31, 2011 and December 31, 2010 (dollars in thousands):

		Effective
	Contractual	Interest		Maturity	March 31,	December 31,
Encumbered Property	Interest Rate	Rate		Date	2011	2010
Indian Creek Court (1)	7.80%	5.90%		January 2011	$—	$11,982
403/405 Glenn Drive	7.60%	5.50%		July 2011	7,883	7,960
4612 Navistar Drive (2)	7.48%	5.20%		July 2011	12,065	12,189
Campus at Metro Park (2)	7.11%	5.25%		February 2012	22,345	22,556
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,388	9,484
Crossways Commerce Center	6.70%	6.70%		October 2012	24,061	24,179
Newington Business Park Center	6.70%	6.70%		October 2012	15,178	15,252
Prosperity Business Center	6.25%	5.75%		January 2013	3,479	3,502
Aquia Commerce Center I(3)	7.28%	7.28%		February 2013	318	353
Cedar Hill	6.00%	6.58%		February 2013	16,146	—
Merrill Lynch Building	6.00%	7.29%		February 2013	13,769	—
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,154	8,225
Linden Business Center	6.01%	5.58%		October 2013	7,039	7,080
840 First Street, NE	5.18%	6.05%		October 2013	56,381	—
Owings Mills Business Center	5.85%	5.75%		March 2014	5,420	5,448
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,457	8,491
Cloverleaf Center	6.75%	6.75%		October 2014	17,127	17,204
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	98,791	99,151
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	612	642
Building C	7.88%	6.63%		December 2017	1,012	1,041
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,605	1,681
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,358	2,398
7458 Candlewood Road — Note 1	4.67%	6.04%		January 2016	4,741	4,761
7458 Candlewood Road — Note 2	6.57%	6.30%		January 2016	9,891	9,938
Gateway Centre, Building I	7.35%	5.88%		November 2016	1,146	1,189
500 First Street, NW	5.72%	5.79%		July 2020	38,667	38,793
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,254	4,289
Airpark Business Center	7.45%	6.63%		June 2021	1,286	1,308

Total Mortgage Debt		5.84	%(4)		$391,573	$319,096

(1)	The loan was repaid on January 3, 2011 with available cash.

(2)
The maturity date presented for these loans represents the anticipated repayment date of the loans, after which date the interest rates on the loans will increase to a predetermined amount identified in the debt agreement. The effective interest rate was calculated based on the anticipated period the debt is expected to be outstanding.

(3)	The loan was repaid on April 1, 2011 with available cash.

(4)	Weighted average interest rate on total mortgage debt.
On February 22, 2011, the Company acquired a two-property portfolio consisting of Cedar Hill and The Merrill Lynch Building. The acquisition was funded by the assumption of two mortgage loans totaling $30.0 million and proceeds from the sale of a property located in its Maryland region. Both mortgage loans have a fixed contractual interest rate of 6.00% and both notes mature in February 2013.
On March 25, 2011, the Company acquired 840 First Street, NE in Washington, D.C. The acquisition was funded by the assumption of a $57.2 million mortgage loan, the issuance of 1,418,715 Operating Partnership units and a draw on the Company’s unsecured revolving credit facility. The mortgage loan has a fixed contractual interest rate of 5.18% and matures in October 2013.

(b) Secured Term Loans
On November 10, 2010, the Company entered into a three-month $50.0 million senior secured term loan with Key Bank, N.A. In February 2011, the Company extended the maturity date of the term loan to May 10, 2011. The loan has an interest rate of LIBOR plus 350 basis points.
On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007, which resulted in the repayment of $10.0 million of the principal balance and the restructuring of the remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. On January 14, 2011, the Company repaid the first $10.0 million loan with available cash. At March 31, 2011, the loan bears interest at LIBOR plus 350 basis points, which increased by 100 basis points on January 1, 2011 and will continue to increase by 100 basis points every year, to a maximum of 550 basis points. Interest on the loan is payable on a monthly basis.
(c) Unsecured Revolving Credit Facility
During the first quarter of 2011, the Company repaid $105.0 million of the outstanding balance of its unsecured revolving credit facility with proceeds from its Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”). During the first quarter of 2011, the Company borrowed $30.0 million on its unsecured revolving credit facility to partially fund the acquisition of 840 First Street, NE and for general corporate purposes. The weighted average borrowings outstanding on the unsecured revolving credit facility were $114.6 million with a weighted average interest rate of 3.3% for the three months ended March 31, 2011, compared with $151.6 million and 3.9%, respectively, for the three months ended March 31, 2010. At March 31, 2011, outstanding borrowings under the unsecured revolving credit facility were $116.0 million with a weighted average interest rate of 3.2%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility, which was $108.9 million at March 31, 2011.
(d) Interest Rate Swap Agreement
On January 18, 2011, the Company fixed LIBOR at 1.474% on $50.0 million of its variable rate debt though an interest rate swap agreement that matures on January 15, 2014.
(e) Debt Covenants
At March 31, 2011, the Company was in compliance with all of the financial and non-financial covenants associated with its debt instruments with the exception of the mortgage loans explained below.
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Operating Partnership. As of March 31, 2011, the Company believes that there were nine mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $78 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and seven were assumed subsequent to its IPO. In April 2011, the Company repaid, with available cash, a $0.3 million mortgage with a Prohibited Transfer provision that was assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Operating Partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its two Secured Term Loans and its Exchangeable Senior Notes.

(8) Income Taxes
During 2010 and the first quarter of 2011, some of the Company’s subsidiaries acquired properties located in Washington D.C., which are subject to local franchise taxes. During the three months ended March 31, 2011, the Company recognized a benefit for income taxes of $0.3 million related to franchise taxes levied by the city of Washington D.C. at an effective rate of 9.975%. Since the Company did not own any properties in Washington D.C. during the first quarter of 2010, it was not subject to any franchise taxes during that reporting period.
The Company recognizes deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax assets and liabilities are primarily associated with differences in the GAAP and tax basis of its real estate assets arising from acquisition costs, intangible assets and deferred market rent assets and liabilities that are associated with properties located in Washington D.C. and recorded in its consolidated balance sheets. As of March 31, 2011 and December 31, 2010, the Company recorded its deferred tax assets within “Prepaid expenses and other assets” and recorded its deferred tax liabilities within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.
The Company has not recorded a valuation allowance against its deferred tax assets as it determined that is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has not recognized any deferred tax assets or liabilities as a result of uncertain tax positions and has no material net operating loss, capital loss or alternative minimum tax carryovers. There was no (benefit) provision for income taxes associated with the Company’s discontinued operations for any period presented.
As the Company believes it both qualifies as a REIT and will not be subject to federal income tax, a reconciliation between the income tax provision calculated at the statutory federal income tax rate and the actual income tax provision has not been provided.
(9) Derivative Instruments and Comprehensive Loss
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

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. The table below summarizes the Company’s interest rate swap agreements as of March 31, 2011 (dollars in thousands):

					Interest Rate
					Contractual	Fixed Effective
	Transaction Date	Maturity Date	Amount		Component	Interest Rate
Consolidated:	July 2010(1)	January 2014	$50,000		LIBOR	1.474%

Unconsolidated:	September 2008	September 2011	28,000	(2)	LIBOR	3.47%

(1)	The interest rate swap agreement became effective on January 18, 2011.

(2)	The Company remains liable, in the event of default by the joint venture, for $7.0 million, or 25% of the total, which reflects its ownership percentage in the joint venture.
The Company’s interest rate swap agreements are designated as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within equity and “Prepaid expenses and other assets” and any unrealized losses within equity and “Accounts payable and other liabilities.” The Company records its proportionate share of unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within equity and “Investment in affiliates.”
Total comprehensive loss is summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(3,892)	$(2,208)
Unrealized gain on derivative instruments	257	528

Total comprehensive loss	(3,635)	(1,680)
Comprehensive loss attributable to noncontrolling interests	95	39

Comprehensive loss attributable to First Potomac Realty Trust	$(3,540)	$(1,641)

(10) Fair Value Measurements
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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	Balance at
	March 31,
	2011	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate asset	$4,766	$—	$4,766	$—

Recurring Measurements:
Derivative instrument-swap agreement	193	—	193	—
Contingent consideration related to acquisition of:
Ashburn Center	1,398	—	—	1,398
840 First Street, NE	9,356	—	—	9,356

	Balance at
	December 31,
	2010	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate asset	$10,950	$—	$10,950	$—

Recurring Measurements:
Derivative instrument-swap agreement	396	—	396	—
Contingent consideration related to acquisition of:
Ashburn Center	1,398	—	—	1,398
Impairment of Real Estate Assets
The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.
In the first quarter of 2011, the Company adjusted its anticipated holding period for its Gateway West property, which is located in the Company’s Maryland reporting segment. The Company entered into a non-binding contract to sell its Gateway West property in April 2011. As a result, the Company realized a $2.7 million impairment charge to reduce the property’s carrying value to reflect its fair value, less potential selling costs. At March 31, 2011, the property did not meet the criteria under GAAP to classify it as held-for-sale and, therefore, its operations were not classified as discontinued operations. The Company determined the fair value of the property through an assessment of market data in working with a real estate broker on the transaction and based on a signed contract. The fair value was further validated through an income approach based on discounted cash flows that reflected a reduced holding period.
On December 29, 2010, the Company acquired 7458 Candlewood Road, which is located in the Company’s Maryland reporting segment. Due to the bankruptcy of an acquired tenant, the Company realized an impairment charge of $2.4 million to reflect the fair value of the intangible asset associated with the tenant’s lease, which was determined to have no value. The non-recoverable value of the intangible assets was based on, among other items, an analysis of current market rates, the present value of future cash flows that were discounted using capitalization rates, lease renewal probabilities, hypothetical leasing timeframes, historical leasing commissions, expected value of tenant improvements and recently executed leases.

In September 2010, the Company adjusted its anticipated holding period for its Old Courthouse Square property, which is located in the Company’s Maryland reporting segment. The Company entered into a non-binding contract to sell the asset in October 2010. As a result, the Company realized a $3.4 million impairment charge to reduce the property’s carrying value to reflect its fair value, less any potential selling costs. The property was sold on February 18, 2011 for net proceeds of $10.8 million. The Company determined the fair value of the property through an assessment of market data in working with a real estate broker on the transaction and based on the execution of a non-binding letter of intent. The fair value was further validated through an income approach based on discounted cash flows that reflected a reduced holding period.
For the three months ended March 31, 2011 and 2010, the Company incurred impairment charges of $2.7 million and $0.6 million, respectively. The impairment charge recorded during the three months ended March 31, 2010 relates to a property in the Company’s Maryland reporting segment that was sold in the second quarter of 2010 and is reflected in discontinued operations in the Company’s consolidated statements of operations.
Interest Rate Derivatives
On January 18, 2011, the Company fixed LIBOR at 1.474% on $50.0 million of its variable rate debt through an interest rate swap agreement that matures on January 15, 2014. The derivative is fair valued based on prevailing market yield curve on the measurement date. Also, the Company evaluates counter-party risk in calculating the fair value of the interest rate swap derivative instrument. The Company’s interest rate swap derivative is an effective cash flow hedge and any change in fair value is recorded in the Company’s equity section as “Accumulated Other Comprehensive Loss.”
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
A summary of the Company’s interest rate derivatives liability is as follows (amounts in thousands):

	Three months ended
	March 31,
	2011	2010
Balance at December 31,	$396	$1,741
Deconsolidation (1)	—	(396)
Unrealized gain	(203)	(524)

Balance at March 31,	$193	$821

(1)	On January 1, 2010, the Company deconsolidated RiversPark I and all its assets and liabilities, including its interest rate derivative liability, were removed from the Company’s consolidated balance sheets.

For the three months ended March 31, 2011 and 2010, the Company recorded an unrealized gain of $0.2 million and $0.5 million, respectively, related to its derivative liability, which is included in “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.
Contingent Consideration
On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. At acquisition, the Company was in active negotiations with the existing tenant to renew its lease through August 2023. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy.
The Company has a contingent consideration obligation associated with the 2009 acquisition of Ashburn Center. As part of the acquisition price of Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability.

The Company did not recognize any gain or loss associated with its contingent consideration for the three months ended March 31, 2011. During the first quarter of 2010, the Company fully leased the Ashburn Center, which resulted in an increase in its potential obligation, and recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Contingent Consideration Related to Acquisition of Property” in its consolidated statements of operations. The Company has classified its contingent consideration liabilities within “Accounts payable and other liabilities” and any changes in its fair value subsequent to their acquisition date valuation are charged to earnings.
A summary of the Company’s consolidated contingent consideration obligations is as follows (amounts in thousands):

	Three months ended
	March 31,
	2011	2010
Balance at December 31,	$1, 398	$688
Increase in fair value	—	710
Additions to contingent consideration obligation	9,356	—

Balance at March 31,	$10,754	$1,398

With the exception of its contingent consideration obligation, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the three months ended March 31, 2011. Also, no transfers into and out of fair value measurements levels occurred during the three months ended March 31, 2011 or 2010.
Financial Instruments
The carrying amounts of cash equivalents, accounts and other receivables and accounts payable, with the exception of any items listed above, approximate their fair values due to their short-term maturities. The Company calculates the fair value of its note receivable based on the expected future cash flows discounted at risk-adjusted rates and the fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s note receivable and debt instruments at March 31, 2011 and December 31, 2010 are as follows (amounts in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financials Assets:
Note receivable(1)	$24,760	$27,226	$24,750	$24,750

Financial Liabilities:
Mortgage debt	$391,573	$386,835	$319,096	$316,169
Exchangeable senior notes(2)	30,076	30,564	29,936	30,412
Series A senior notes	37,500	38,037	37,500	37,850
Series B senior notes	37,500	37,816	37,500	37,251
Secured term loans	100,000	100,044	110,000	109,976
Unsecured revolving credit facility	116,000	117,625	191,000	191,073

Total	$712,649	$710,921	$725,032	$722,731

(1)	The face value of the note receivable was $25.0 million at March 31, 2011 and December 31, 2010.

(2)	The face value of the notes was $30.4 million at March 31, 2011 and December 31, 2010.
(11) Equity
In January 2011, the Company issued 4.6 million 7.750% Series A Preferred Shares at a price of $25.00 per share, which generated net proceeds of $111.0 million, net of issuance costs. The issuance costs were recorded as a reduction to the Company’s “Additional paid in capital” in its consolidated balance sheets. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and payable on a quarterly basis beginning on February 15, 2011. The Series A Preferred Shares are convertible into the Company’s common shares upon a change in control of the Company and have no maturity date or voting rights. The Company can redeem the Series A Preferred Shares, at their par value plus accrued and unpaid dividends, any time after January 18, 2016. The Company used the proceeds from the issuance of its Series A Preferred Shares to pay down $105.0 million of the outstanding balance on its unsecured revolving credit facility and for other general corporate purposes.

On February 11, 2011, the Company paid a dividend of $0.20 per common share to common shareholders of record as of February 4, 2011 and paid a dividend of $0.1453125 per preferred share to preferred shareholders of record as of February 4, 2011. On April 26, 2011, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend is payable on May 13, 2011 to common shareholders of record as of May 6, 2011. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend is payable on May 16, 2011 to preferred shareholders of record as of May 6, 2011. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity.
As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. The Company’s allocation between noncontrolling interests is as follows (amounts in thousands):

		Non-
	First	redeemable		Redeemable
	Potomac	noncontrolling		noncontrolling
	Realty Trust	interests	Total Equity	interests
Balance, December 31, 2010	$614,983	$3,077	$618,060	$16,122
Net loss	(3,754)	(2)	(3,756)	(136)
Changes in ownership, net	110,430	2	110,424	21,620
Distributions to owners	(10,649)	—	(10,641)	(191)
Other comprehensive income	252	—	252	5

Balance, March 31, 2011	$711,262	$3,077	$714,339	$37,420

		Non-
	First	redeemable		Redeemable
	Potomac	noncontrolling		noncontrolling
	Realty Trust	interests	Total Equity	interests
Balance, December 31, 2009	$377,759	$—	$377,759	$9,585
Net loss	(2,159)	—	(2,159)	(49)
Changes in ownership, net	86,355	—	86,355	1,609
Distributions to owners	(6,116)	—	(6,116)	(146)
Other comprehensive income	518	—	518	10

Balance, March 31, 2010	$456,357	$—	$456,357	$11,009

(12) Noncontrolling Interests in Operating Partnership
(a) Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income, losses, distributions received, preferred dividends paid or additional contributions. Based on the closing share price of the Company’s common stock at March 31, 2011, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company would be approximately $37.4 million, which exceeded the noncontrolling interests’ historical cost by $3.6 million.
At December 31, 2010, 958,473 Operating Partnership units, or 1.9%, were not owned by the Company. During the first quarter of 2011, the Company issued 1,418,715 Operating Partnership units valued at $21.7 million to partially fund the acquisition of 840 First Street, NE. There were also 1,300 Operating Partnership units redeemed for 1,300 common shares fair valued at $19 thousand. As a result, 2,375,888 of the total outstanding Operating Partnership units, or 4.5%, were not owned by the Company at March 31, 2011. There were no Operating Partnership units redeemed with available cash during the three months ended March 31, 2011.

(b) Noncontrolling Interests in Consolidated Partnership
When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities and operating results within its consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the permanent equity section of the Company’s consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and for any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of net loss (income) attributable to noncontrolling interests.
On November 10, 2010, the Company acquired Redland Corporate Center II and III through a joint venture with Perseus Realty, LLC (“Perseus”). As a result of the partnership structure, the Company has a 97% economic interest in the joint venture and Perseus has the remaining 3% interest.
(13) Share-Based Compensation
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
Stock Options Summary
During the first quarter of 2011, the Company issued 132,500 to its employees. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The contractual life of the stock options granted is ten years. The Company recognized compensation expense related to stock options of $65 thousand and $54 thousand during the three months ended March 31, 2011 and 2010, respectively.
A summary of the Company’s stock option activity during the three months ended March 31, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, December 31, 2010	811,580	$16.72	4.8 years	$1,641,148
Granted	132,500	16.68
Exercised	(1,719)	10.25
Forfeited	(16,944)	18.46

Outstanding, March 31, 2011	925,417	$16.69	5.3 years	$1,062,668

Exercisable, March 31, 2011	671,297	$17.53	3.9 years	$576,076
Options expected to vest, March 31, 2011	223,598	$14.44	9.0 years	$434,905
As of March 31, 2011, the Company had $0.8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 3.3 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term. The expected dividend yield is based on an analysis of the dividend yield of other REITs over the preceding year.

The assumptions used in the fair value determination of stock options granted in 2011 are summarized as follows:

2011
Risk-free interest rate	2.01%
Expected volatility	48.0%
Expected dividend yield	3.55%
Weighted average expected life of options	5 years
The weighted average grant date fair value of the stock options issued during the three months ended March 31, 2011 was $5.40.
Option Exercises
The Company received approximately $18 thousand and $8 thousand from the exercise of stock options during the three months ended March 31, 2011 and 2010, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised during the quarter ended March 31, 2011 and 2010 were $10 thousand and $3 thousand, respectively.
Non-vested share awards
In February 2011, the Company granted 162,079 restricted common shares to its officers. The award will vest ratably over a five year term and was fair valued based on the share price of the underlying common shares on the date of issuance.
The Company recognized $0.6 million and $1.0 million of compensation expense associated with its restricted share awards during the three months ended March 31, 2011 and 2010, respectively. Dividends on all restricted share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income available to common shareholders in the Company’s computation of EPS.
A summary of the Company’s non-vested share awards as of March 31, 2011 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2010	702,753	$11.76
Granted	162,079	16.35
Vested	(50,358)	9.87
Expired	(32,041)	14.70

Non-vested at March 31, 2011	782,433	$12.70

As of March 31, 2011, the Company had $5.0 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 3.5 years.
(14) Segment Information
The Company’s reportable segments consist of four distinct reporting and operational segments within the greater Washington D.C, region in which it operates: Maryland, Washington, D.C., Northern Virginia and Southern Virginia. Prior to 2011, the Company had reported its properties located in Washington, D.C. within its Northern Virginia reporting segment. However, due to the Company’s growth within the Washington, D.C. region, it has altered its internal structure, which includes changing the Company’s internal decision making process regarding its Washington, D.C. properties. Therefore, the Company feels it is appropriate to separate the properties owned in Washington, D.C. into its own reporting segment.

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
The results of operations for the Company’s four reportable segments are as follows (dollars in thousands):

	Three months ended March 31, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	71	4	57	55	187
Square feet	3,986,034	633,452	3,512,734	5,361,332	13,493,552

Total revenues	$13,400	$3,572	$10,930	$12,568	$40,470
Property operating expense	(4,045)	(721)	(3,090)	(3,102)	(10,958)
Real estate taxes and insurance	(1,195)	(573)	(1,217)	(1,017)	(4,002)

Total property operating income	$8,160	$2,278	$6,623	$8,449	25,510

Depreciation and amortization expense					(12,770)
General and administrative					(4,008)
Acquisition costs					(2,185)
Other expenses, net					(10,238)
Loss from discontinued operations					(201)

Net loss					$(3,892)

Total assets(1)	$482,565	$265,313	$367,836	$340,953	$1,521,016

Capital expenditures(2)	$2,799	$260	$3,608	$1,755	$9,110

	Three months ended March 31, 2010
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	73	—	51	54	178
Square feet	3,621,438	—	3,016,532	5,264,052	11,902,022

Total revenues	$11,239	$—	$11,089	$12,445	$34,773
Property operating expense	(3,498)	—	(3,232)	(3,282)	(10,012)
Real estate taxes and insurance	(1,097)	—	(1,172)	(1,059)	(3,328)

Total property operating income	$6,644	$—	$6,685	$8,104	21,433

Depreciation and amortization expense					(9,858)
General and administrative					(3,709)
Acquisition costs					(19)
Other expenses, net					(9,497)
Loss from discontinued operations					(558)

Net loss					$(2,208)

Total assets(1)	$393,603	$—	$311,962	$321,369	$1,055,243

Capital expenditures(2)	$325	$—	$927	$1,548	$2,853

(1)	Corporate assets not allocated to any of our reportable segments totaled $64,349 and $28,309 at March 31, 2011 and 2010, respectively.

(2)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $688 and $53 at March 31, 2011 and 2010, respectively.

(15) Subsequent Events
On April 8, 2011, the Company acquired One Fair Oaks, a 12-story, 214,000 square foot office building in Fairfax, Virginia for $60.3 million. The property is 100% leased to one tenant. The acquisition was funded by the assumption of a $52.4 million mortgage loan and available cash.
On April 15, 2011, the Company provided a $30.0 million mezzanine loan to the owners of America’s Square, a 461,000 square foot, Class A office complex in Washington, D.C., located approximately one block from the U.S. Capitol Building. The office complex consists of two buildings, 51 Louisiana Avenue and 300 New Jersey Avenue, which total 461,000 square feet and are collectively 93% leased. The properties are subject to a $220.0 million first mortgage loan. The Company’s loan is secured by an interest in the property. The loan has a fixed interest rate of 9.0%, matures on May 1, 2016 and is prepayable in full on or after October 16, 2012, subject to yield maintenance. The transaction was funded by a draw on the Company’s unsecured revolving credit facility. The Company is still assessing its initial fair value determination of its acquired assets and liabilities.

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
First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and industrial properties in the greater Washington, D.C. region. The Company separates its properties into four distinct segments, which it refers to as the Maryland, Washington, D.C., Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of March 31, 2011, owned a 95.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At March 31, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.5 million square feet and had an ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company’s consolidated properties were 81.9% occupied by 586 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 84.6% occupied at March 31, 2011. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.5 million square feet at March 31, 2011. As of March 31, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The Company also owned land that can accommodate approximately 1.7 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
Executive Summary
The Company incurred a net loss of $3.9 million during the first quarter of 2011 compared with a net loss of $2.2 million during the first quarter of 2010. The Company’s funds from operations (“FFO”) for the first quarter of 2011 was $7.7 million, or $0.15 per diluted share, compared with FFO of $8.0 million, or $0.26 per diluted share, during the first quarter of 2010. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net (loss) income attributable to common shareholders, see “Funds From Operations.”

The increase in the Company’s net loss for the quarter ended March 31, 2011 compared with 2010 is primarily due to an increase in acquisition costs and impairment charges, which also caused a decrease in the Company’s FFO. The Company acquired three properties during the three months ended March 31, 2011, incurring $2.2 million in acquisition costs. The Company did not acquire any properties during the three months ended March 31, 2010. In the first quarter of 2011, the Company adjusted its anticipated holding period for its Gateway West property, which is located in the Company’s Maryland reporting segment, and, in April 2011, the Company entered into a contract to sell the property. As a result, the Company recorded a $2.7 million impairment charge in the first quarter of 2011. During the first quarter of 2010, the Company incurred a $0.6 impairment charge on a property in its Maryland region that was sold in the second quarter of 2010.
Significant Transactions
•	Completed four acquisitions, including one acquisition in April 2011, for total consideration of $184.1 million and sold a property for net proceeds of $10.8 million;
•	Executed 417,000 square feet of leases; and
•	Raised net proceeds of approximately $111 million through the issuance of 4.6 million 7.75% Series A Preferred Shares.
Development and Redevelopment Activity
As of March 31, 2011, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company expects to continue redevelopment efforts on unfinished vacant spaces in its portfolio through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the spaces.
In January 2011, the Company completed development efforts on a 57,000 square foot office building at Sterling Park Business Center in the Company’s Northern Virginia reporting segment. A portion of the building was pre-leased to a tenant with rent commencing in the second quarter of 2011.
As of March 31, 2011, the Company had incurred development and redevelopment expenditures for several buildings, of which the more significant projects are noted below:
Development
•
Greenbrier Technology Center III — a 48,000 square foot three-story office building in the Company’s Southern Virginia reporting segment has been designed and all permits have been received. Costs to date include civil, architectural, mechanical, electrical and plumbing design as well as permit fees.

Redevelopment
•
Three Flint Hill — a 174,000 square foot eight-story Class A office building has been designed, permitted, and is under construction. Costs incurred to date include architectural and engineering design fees and permit fees as well as demolition, glass, HVAC, electrical, plumbing, and finish work;

•	Davis Drive — a 54,000 square foot building has been designed and permitted. Costs incurred to date include architectural and engineering design fees and permit fees; and
•
440 First Street, NW — 105,000 square foot vacant office building in Washington, D.C. that was acquired on December 28, 2010. The Company intends to spend approximately $13 million to redevelop the entire building, which may include adding an additional 30,000 square feet.

On January 25, 2011, the Company formed a joint venture with an affiliate of The Akridge Company (“Akridge”) to acquire, for $39.6 million, a property located at 1200 17th Street, NW, in Washington, DC, and to redevelop the property. The property currently consists of a land parcel that contains an existing 85,000 square foot office building. The joint venture intends to demolish the existing building and develop a new Class A office building expected to have approximately 170,000 square feet of gross leasable area. When the joint venture is fully capitalized, the Company anticipates owning 95% of the joint venture (subject to adjustment depending on each party’s capital contributions and subject to a promoted interest granted to Akridge after specified returns are achieved by the Company). The Company’s total capital commitment to the joint venture (including acquisition and development costs) is anticipated to be approximately $109 million, less amounts funded through acquisition and construction financing. The acquisition of the property is not expected to occur until late 2011 and is subject to various contingencies. Construction is currently expected to commence in 2012 and is expected to be completed in late 2014.

The Company anticipates development and redevelopment efforts on these projects will continue throughout 2011 and into 2012. At March 31, 2011, the Company owned developable land that can accommodate approximately 1.7 million square feet of additional building space, which includes 0.1 million square feet in Maryland, 30 thousand square feet in Washington, D.C., 0.6 million square feet in Northern Virginia and 1.0 million square feet in Southern Virginia.
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
Results of Operations
Comparison of the Three months ended March 31, 2011 with the Three Months Ended March 31, 2010
During the first quarter of 2011, the Company acquired the following properties: two buildings at Cedar Hill; a building at Merrill Lynch; and a building at 840 First Street, NE for an aggregate purchase cost of $131.5 million.
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
The term “Comparable Portfolio” refers to all consolidated properties owned by the Company for the entirety of the periods being presented.

Total Revenues
Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

Rental	$32,359	$27,016	$5,343	20%
Tenant reimbursements and other	$8,111	$7,757	$354	5%
Rental Revenue
Rental revenue is comprised of contractual rent, the impacts of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $5.3 million for the three months ended March 31, 2011 compared to the same period in 2010, which was due to increased revenues from the Company’s recent acquisitions. The Non-comparable Properties contributed $5.3 million of additional rental revenue for the three months ended March 31, 2011. Rental revenue for the Comparable Portfolio remained flat for the three months ended March 31, 2011 compared to 2010, as an increase in rental rates was offset by an increase in vacancy. The weighted average occupancy of the Comparable Portfolio was 83.9% for the quarter ended March 31, 2011 compared with 85.0% for the same period in 2010. The Company expects aggregate rental revenues will increase throughout 2011 due to a full-year of revenues from the properties acquired in 2010 and additional properties acquired in 2011. The increase in rental revenue for the three months ended March 31, 2011 compared to 2010 includes $2.2 million for the Maryland reporting segment, $2.8 million for the Washington, D.C. reporting segment, $0.1 million for the Northern Virginia reporting segment and $0.2 million for the Southern Virginia reporting segment.
The Company’s consolidated portfolio was 81.9% occupied at March 31, 2011 compared with 84.2% occupied at March 31, 2010. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 84.6% occupied at March 31, 2011. The Company does not include square footage that is in development or redevelopment in its occupancy calculation.
Tenant Reimbursements and Other Revenues
Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants’ as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $0.4 million during the three months ended March 31, 2011 compared with the same period in 2010. The increase is due to the Non-comparable Properties, which contributed $1.1 million of additional tenant reimbursements and other revenues for the three months ended March 31, 2011 compared with 2010. For the Comparable Portfolio, tenant reimbursements and other revenues decreased $0.7 million for the three months ended March 31, 2011 compared with the same period in 2010 primarily due to a decrease in recoverable property operating expenses, primarily snow and ice removal costs. The Company expects tenant reimbursements and other revenues to increase throughout 2011 due to a full-year of recoverable operating expenses from properties acquired in 2010 and additional properties acquired in 2011.
The increase in tenant reimbursements and other revenues for the three months ended March 31, 2011 compared to 2010 includes $0.8 million for the Washington, D.C. reporting segment. Tenant reimbursements and other revenues remained flat for the Maryland reporting segment and decreased $0.3 million for the Northern Virginia reporting segment and $0.1 million for the Southern Virginia reporting segment.

Total Expenses
Property Operating Expenses
Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

Property operating	$10,958	$10,012	$946	9%
Real estate taxes and insurance	$4,002	$3,328	$674	20%
Property operating expenses increased $0.9 million for the three months ended March 31, 2011 compared with the same period in 2010. The increase is due to the Non-comparable Properties, which contributed $1.8 million of additional property operating expenses for the three months ended March 31, 2011. For the Comparable Portfolio, property operating expenses decreased $0.9 million for the three months ended March 31, 2011 compared with the same period in 2010 primarily due to a reduction in snow and ice removal costs. The Company expects property operating expenses to increase for the remainder of the year compared with prior year results due primarily to the Company’s new acquisitions. The increase in property operating expenses for the three months ended March 31, 2011 compared with 2010 includes $0.5 million for the Maryland reporting segment and $0.7 million for the Washington, D.C. reporting segment. For the Northern Virginia and Southern Virginia reporting segments, property operating expenses decreased $0.1 million and $0.2 million, respectively.
Real estate taxes and insurance expense increased $0.7 million for the three months ended March 31, 2011 compared with the same period in 2010. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $0.9 million for the three months ended March 31, 2011. For the Comparable Portfolio, real estate taxes and insurance expense decreased $0.2 million for the three months ended March 31, 2011 compared with the same period in 2010 primarily due to lower real estate assessments and real estate tax rates. Real estate taxes and insurance for the three months ended March 31, 2011 compared with 2010, increased $0.1 million for the Maryland reporting segment, $0.6 million for the Washington, D.C. reporting segment and $44 thousand for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, real estate taxes and insurance decreased $41 thousand for the three months ended March 31, 2011 compared with 2010.
Other Operating Expenses
General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

	$4,008	$3,709	$299	8%
General and administrative expenses increased $0.3 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to an increase in compensation accruals. The increase in general and administrative expenses was partially offset by a decrease in non-cash, share-based compensation expense as certain performance awards vested in 2010, which caused the acceleration of share-based compensation expense during the first quarter of 2010.
Acquisition costs are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

	$2,185	$19	$2,166	114%
During the first quarter of 2011, the Company incurred acquisition costs of $2.2 million associated with the acquisitions of Cedar Hill, Merrill Lynch and 840 First Street, NE. The Company did not acquire any properties during the first quarter of 2010.

Depreciation and amortization expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

	$12,770	$9,858	$2,912	30%
Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.9 million for the three months ended March 31, 2011 compared with the same period in 2010 primarily due to the Company’s recent acquisitions. The Non-comparable Properties contributed additional depreciation and amortization expense of $2.4 million for the three months ended March 31, 2011. The increase in depreciation and amortization expense was also attributed to the Comparable Portfolio, which contributed additional depreciation and amortization expense of $0.5 million for the three months ended March 31, 2011 compared with the same period in 2010. The Company anticipates depreciation and amortization expense to increase the remainder of 2011 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2010 and additional properties acquired in 2011.
Impairment of real estate assets is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

	$2,711	$—	$2,711	—
During the three months ended March 31, 2011, the Company shortened its anticipated holding period for its Gateway West property and, in April 2011, the Company entered into a contract to sell its property, which is located in its Maryland reporting segment. Based on the contractual sale price, less anticipated selling costs, the Company recorded a $2.7 million impairment charge to record the property at its fair value during the first quarter of 2011. The Company anticipates the disposition will be completed during the second quarter of 2011; however, the sale is subject to customary due diligence and closing conditions. At March 31, 2011, the property did not meet the Company’s guidelines to classify it as held-for-sale and, therefore, its operations were not classified as discontinued operations.
Contingent consideration related to acquisition of property is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Decrease	Change

	$—	$710	$710	100%
As part of the consideration for the Company’s 2009 acquisition of Ashburn Center, the Company is obligated to record contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five year agreement. The Company initially recorded $0.7 million at the time of acquisition in December 2009, which represented the fair value of the Company’s potential obligation at acquisition. During the first quarter of 2010, the Company was able to lease vacant space at Ashburn Center faster than it had anticipated and, therefore, recorded additional contingent consideration of $0.7 million that reflected an increase in the potential consideration that may be owed to the seller. There was no significant change in the fair value of the contingent consideration during the three months ended March 31, 2011.

Other Expenses (Income)
Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Decrease	Change

	$8,633	$8,861	$228	3%
The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
Interest expense decreased $0.2 million for the three months ended March 31, 2011 compared with the same period in 2010. At March 31, 2011, the Company had $712.6 million of debt outstanding with a weighted average interest rate of 5.3% compared with $551.0 million of debt outstanding with a weighted average interest rate of 5.6% at March 31, 2010.
The decline in interest expense for the three months ended March 31, 2011 compared with 2010 is primarily attributable to a $0.5 million decrease in interest expense associated with the Company’s unsecured revolving credit facility as a result of lower interest rates and a lower weighted average outstanding balance. In January 2011, the Company repaid $105.0 million of the outstanding balance of its unsecured revolving credit facility with proceeds from its Series A Preferred Shares. The average balance on the Company’s unsecured revolving credit facility was $114.6 million with a weighted average interest rate of 3.3% for the three months ended March 31, 2011 compared with $151.6 million with a weighted average interest rate of 3.9% for the three months ended March 31, 2010.
The Company uses derivative financial instruments to manage exposure to interest rate fluctuations on its variable rate debt. On January 18, 2011, the Company fixed LIBOR at 1.474% on $50.0 million of its variable rate debt though an interest rate swap agreement that matures on January 15, 2014. During the first quarter of 2010, the Company had fixed LIBOR on $85.0 million of variable rate debt through two interest rate swap agreements, which both expired in August 2010. As a result, interest expense related to the interest rate swap agreements decreased $0.5 million for the three months ended March 31, 2011 compared with 2010.
The decline in interest expense for the three months ended March 31, 2011, was also attributable to a $0.3 million decrease in interest expense associated with the Company’s repurchase of $20.1 million of the Exchangeable Senior Notes in the second quarter of 2010. Also, the Company recorded an increase in capitalized interest of $0.2 million for the three months ended March 31, 2011 compared with 2010.
The decrease in the Company’s interest expense for the three months ended March 31, 2011 compared with 2010 was partially offset by a $0.5 million increase in mortgage interest expense due to the assumption of new mortgages associated with the Company’s 2010 and 2011 acquisitions. During the fourth quarter of 2010, the Company entered into a $50.0 million secured term loan, which contributed additional interest of $0.5 million for the three months ended March 31, 2011 compared with the same period in 2010. Due to the Company’s recent debt issuances and refinancing, it incurred additional deferred financing costs, which increased interest expense $0.3 million for the three months ended March 31, 2011 compared with 2010.
Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

	$825	$112	$713	637%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. The Company recorded interest income of $0.8 million for the three months ended March 31, 2011. The increase in interest and other income was partially offset by a $0.1 million decline in other income from the Company subleasing its former corporate office space. The Company’s lease on its former corporate office space and its subleasing arrangements expired on December 31, 2010.
Equity in losses of affiliates is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Decrease	Change

	$32	$38	$6	16%
Equity in losses of affiliates reflects the Company’s ownership interest in the operating results of the properties, in which, it does not have a controlling interest. The decrease in equity in losses of affiliates reflects a smaller aggregate loss from the Company’s nonconsolidated properties during the three months ended March 31, 2011 compared with the same period in 2010.
Benefit from Income Taxes
Benefit from income taxes is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

	$313	$—	$313	—
The Company owns three consolidated properties in Washington, D.C., 840 First Street, NE, 1211 Connecticut Avenue, NW and 440 First Street, NW, which are subject to income-based franchise taxes as a result of conducting business in Washington, D.C. The Company recorded a benefit from income taxes of $0.3 million for the quarter ended March 31, 2011. The Company did not own any properties located in Washington D.C. during the quarter ended March 31, 2010 and, therefore, was not subject to any Washington D.C. income-based franchise taxes.
Discontinued Operations
Discontinued operations are summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Decrease	Change

	$201	$558	$357	64%
Discontinued operations reflect the operating results, gains on sale and impairments of the Company’s disposed properties. In February 2011, the Company sold Old Courthouse Square, which was located in its Maryland reporting segment. The Company did not recognize a gain on the sale as an impairment charge was recorded during 2010 to record the property at its fair value. During the second quarter of 2010, the Company sold 7561 Lindbergh Drive and Deer Park, which were both located in its Maryland reporting segment. During the first quarter of 2010, the Company recorded a $0.6 million impairment charge on its Deer Park property based on the contractual sale price, less anticipated selling costs, which was recorded as discontinued operations. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.

Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended March 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change

	$138	$49	$89	182%
Net loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net loss attributable to parties other than the Company. The increase in net loss attributable to noncontrolling interests can be attributed to an increase in net loss during the three months ended March 31, 2011 compared with the same period in 2010.
The percentage of the Operating Partnership owned by noncontrolling interests increased to 4.5% as of March 31, 2011 compared with 1.9% as of March 31, 2010, primarily due to the issuance of 1,418,715 Operating Partnership units to partially fund the acquisition of 840 First Street, NE during the first quarter of 2011. During the fourth quarter of 2010, the Company acquired Redland Corporate Center through a joint venture, in which, it has a 97% economic interest. The Company consolidates the operating results of the property and recognizes its joint venture partner’s percentage of gains or losses from Redland Corporate Center in net loss attributable to noncontrolling interests. For the three months ended March 31, 2011, the joint venture partner’s share of the loss in the operations of Redland Corporate Center was $2 thousand.
Same Property Net Operating Income
Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties owned by the Company for the entirety of the periods presented, is a primary performance measure the Company uses to assess the results of operations at its properties. Same Property NOI is a non-GAAP measure. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period and thus impact trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI because these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance. The Company also presents Same Property NOI results for each of its reporting segments, with the exception of its Washington, D.C. reporting segment, which did not have any properties owned for the entirety of the periods presented.

Comparison of the Three months ended March 31, 2011 with the Three Months Ended March 31, 2010
The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings (1)	171	171	—	—
Same property revenues
Rental	$26,969	$26,870	$99	0.4
Tenant reimbursements and other	6,607	7,301	(694)	(9.5)

Total same property revenues	33,576	34,171	(595)	(1.7)

Same property operating expenses
Property	8,597	9,688	(1,091)	(11.3)
Real estate taxes and insurance	3,048	3,302	(254)	(7.7)

Total same property operating expenses	11,645	12,990	(1,345)	(10.4)

Same property net operating income	$21,931	$21,181	$750	3.5

Reconciliation to net (loss) income:
Same property net operating income	$21,931	$21,181
Non-comparable net operating income (2)	3,579	252
General and administrative expenses	(4,008)	(3,709)
Depreciation and amortization	(12,770)	(9,858)
Other expenses, net	(12,423)	(9,516)
Discontinued operations(3)	(201)	(558)

Net loss	$(3,892)	$(2,208)

	Weighted Average Occupancy
	at March 31,
	2011	2010
Same Properties	83.9%	85.0%

(1)
Same property comparisons are based upon those properties owned for the entirety of the periods presented. Same property results exclude the results of the following non same-properties: Three Flint Hill, 500 First Street, NW, Battlefield Corporate Center, Redland Corporate Center, Atlantic Corporate Park, NW, 440 First Street, NW, 7458 Candlewood Road, 1750 H Street, NW, Cedar Hill, Merrill Lynch, 840 First Street, NE, Davis Drive and Sterling Park — Building 7.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)
Discontinued operations consists of the operating results of Old Courthouse Square, which was sold in the first quarter of 2011, and Deer Park and 7561 Lindbergh Drive, which were both sold in the second quarter of 2010.

Same Property NOI increased $0.8 million, or 3.5%, for the three months ended March 31, 2011 compared with the same period in 2010. Total same property revenues decreased $0.6 million for the three months ended March 31, 2011 primarily due to a decline in tenant reimbursements from recoverable operating expenses. Total same property expenses decreased $1.3 million for the three months ended March 31, 2011 compared with 2011 primarily due to a decline in real estate taxes and snow and ice removal costs.

Maryland

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings (1)	67	67	—	—
Same property revenues
Rental	$8,884	$8,771	$113	1.3
Tenant reimbursements and other	2,140	2,417	(277)	(11.5)

Total same property revenues	11,024	11,188	(164)	(1.5)

Same property operating expenses
Property	3,037	3,410	(373)	(10.9)
Real estate taxes and insurance	993	1,094	(101)	(9.2)

Total same property operating expenses	4,030	4,504	(474)	(10.5)

Same property net operating income	$6,994	$6,684	$310	4.6

Reconciliation to total property operating income:
Same property net operating income	$6,994	$6,684
Non-comparable net operating income (loss)(2)	1,166	(40)

Total property operating income	$8,160	$6,644

	Weighted Average Occupancy
	at March 31,
	2011	2010
Same Properties	81.3%	82.8%

(1)
Same property comparisons are based upon those properties owned for the entirety of the periods presented. Same property results exclude the results of the following non same-properties: Redland Corporate Center, 7458 Candlewood Road and Merrill Lynch.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Maryland properties increased $0.3 million, or 4.6%, for the quarter ended March 31, 2011 compared with the same period in 2010. Total same property revenues decreased $0.2 million due to a decrease in recoverable property operating expenses. Total same property operating expenses for the Maryland properties decreased $0.5 million primarily due to lower real estate taxes, snow and ice removal costs and utility expenses.

Northern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings (1)	50	50	—	—
Same property revenues
Rental	$8,368	$8,378	$(10)	(0.1)
Tenant reimbursements and other	2,144	2,478	(334)	(13.5)

Total same property revenues	10,512	10,856	(344)	(3.2)

Same property operating expenses
Property	2,697	3,126	(429)	(13.7)
Real estate taxes and insurance	1,074	1,152	(78)	(6.8)

Total same property operating expenses	3,771	4,278	(507)	(11.9)

Same property net operating income	$6,741	$6,578	$163	2.5

Reconciliation to total property operating income
Same property net operating income	$6,741	$6,578
Non-comparable net operating (loss) income(2)	(118)	107

Total property operating income	$6,623	$6,685

	Weighted Average Occupancy
	at March 31,
	2011	2010
Same Properties	84.8%	84.5%

(1)
Same property comparisons are based upon those properties owned for the entirety of the periods presented. Same property results exclude the results of Three Flint Hill, Atlantic Corporate Park, Cedar Hill, Davis Drive and Sterling Park-Building 7.

(2)	Non-comparable net operating income (loss) has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Northern Virginia properties increased $0.2 million, or 2.5%, for the three months ended March 31, 2011 compared with the same period in 2010. Total same property revenues decreased $0.3 million for the three months ended March 31, 2011 compared with 2010 primarily due to a decline in recoverable property operating expenses. Total same property operating expenses decreased $0.5 million during the first quarter of 2011 primarily due to lower real estate taxes and snow and ice removal costs.

Southern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings (1)	54	54	—	—
Same property revenues
Rental	$9,717	$9,721	$(4)	—
Tenant reimbursements and other	2,323	2,406	(83)	(3.4)

Total same property revenues	12,040	12,127	(87)	(0.7)

Same property operating expenses
Property	2,863	3,152	(289)	(9.2)
Real estate taxes and insurance	981	1,056	(75)	(7.1)

Total same property operating expenses	3,844	4,208	(364)	(8.7)

Same property net operating income	$8,196	$7,919	$277	3.5

Reconciliation to total property operating income
Same property net operating income	$8,196	$7,919
Non-comparable net operating income(2)	253	185

Total property operating income	$8,449	$8,104

	Weighted Average Occupancy
	at March 31,
	2011	2010
Same Properties	85.4%	86.7%

(1)	Same property comparisons are based upon those properties owned for the entirety of the periods presented. Same property results exclude the results of Battlefield Corporate Center.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Southern Virginia properties increased $0.3 million, or 3.5%, for the three months ended March 31, 2011 compared with the same period in 2010. Total same property revenues decreased $0.1 million for the three months ended March 31, 2011 compared with 2010 as a result of a decrease in recoverable property operating expenses and an increase in vacancy, which was partially offset by an increase in rental rates. Total same property operating expense decreased $0.4 million primarily due to a decline in real estate taxes, snow and ice removal costs and reserves for anticipated bad debt expense.
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

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 12% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, secured term loans and unsecured senior notes, proceeds from disposal of strategically identified assets (outright and through joint ventures) and the issuance of equity and debt securities. For example, in January 2011, the Company raised net proceeds of approximately $111 million through the issuance of 4.6 million 7.75% Series A Preferred Shares. The Company used $105.0 million of the proceeds to pay down a portion of its unsecured revolving credit facility.
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
Financial Covenants
The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of March 31, 2011, the Company was in compliance with all of the financial covenants of its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at March 31, 2011 (dollars in thousands):
Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured
	Revolving Credit
	Facility and 2007
	Secured Term				2008 Secured
	Loan		Covenant		Term Loan		Covenant
Unencumbered Pool Leverage(1)	34.3%		≤ 62.5%		—		—
Unencumbered Pool Debt Service Coverage Ratio(1),(2)	3.76	x	≥ 1.75	x	—		—
Maximum Consolidated Total Indebtedness	48.7%		≤ 62.5%		46.6%		≤ 60%
Minimum Tangible Net Worth	$820,371		≥$690,290		$891,919		≥$690,290
Fixed Charge Coverage Ratio	2.02	x	≥ 1.50	x	2.02	x	≥ 1.50	x
Maximum Dividend Payout Ratio	81.3%		≤ 95%		81.3%		≤ 95%
Maximum Secured Debt	32.2%		≤ 40%		30.8%		≤ 40%

(1)	Covenant does not apply to the Company’s secured term loans.

(2)	Covenant applies only to the Company’s unsecured revolving credit facility.

Senior Notes

	Senior Notes		Covenant
Unencumbered Pool Leverage	3.01	x	≥ 1.50	x
Unencumbered Pool Debt Service Coverage Ratio(1),(2)	3.79	x	≥ 1.75	x
Maximum Consolidated Total Indebtedness	47.6%		≤ 65%
Minimum Tangible Net Worth	$855,061		≥ $690,290
Fixed Charge Coverage Ratio	2.02	x	≥ 1.50	x
Maximum Dividend Payout Ratio	81.3%		≤ 95%
Maximum Secured Debt	31.5%		≤ 40%
Non-Financial Covenants in Mortgage Loan Documents
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Company’s operating partnership. As of March 31, 2011, the Company believes that there were nine mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $78 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and seven were assumed subsequent to its IPO. In April 2011, the Company repaid, with available cash, a $0.3 million mortgage with a Prohibited Transfer provision that was assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Company’s operating partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its two Secured Term Loans and its Exchangeable Senior Notes.
Cash Flows
Due to the nature of the Company’s business, it relies on net cash provided by operations to fund its short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by the Company’s tenants. The ability of tenants to meet their obligations, including the payment of rent contractually owed to the Company, and the Company’s ability to lease space to new or replacement tenants on favorable terms, could affect the Company’s cash available for short-term liquidity needs. The Company anticipates that its available cash flow from operating activities, and available cash from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and long term.
The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of Operating Partnership units or sales of assets, outright or through joint ventures.

Consolidated cash flow information is summarized as follows:

	Three Months Ended
	March 31,
(amounts in thousands)	2011	2010	Change

Cash provided by operating activities	$4,264	$8,822	$(4,558)
Cash used in investing activities	(19,485)	(3,749)	(15,736)
Cash provided by (used in) financing activities	622	(3,153)	3,775
Net cash provided by operating activities decreased $4.6 million for the three months ended March 31, 2011 compared with 2010 primarily due to a $4.4 million increase in the Company’s escrow and reserve accounts. As a result of the new properties the Company acquired in 2011, including the mortgage debt assumed in the property acquisitions, the Company was required to escrow additional funds during the first quarter of 2011 compared with 2010. The decrease in cash provided by operating activities during the first quarter of 2011 compared with 2010 was also the result of an increase in accounts and other receivables and an increase in the Company’s deferred costs. The decrease in cash provided by operating activities was partially offset by an increase in the Company’s net operating income for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.
Net cash used in investing activities increased $15.7 million for the three months ended March 31, 2011 compared with the same period in 2010. The increase in cash used in investing activities is primarily due to the use of $17.5 million in cash to acquire three properties and a parcel of land during the first quarter of 2011. The Company did not acquire any properties or land parcels during the three months ended March 31, 2010. Also, as of March 31, 2011, the Company had paid $3.5 million in deposits on potential acquisitions. The increase in cash used in investing activities was also attributable to a $6.3 million increase in additions to rental property and construction in progress during the first quarter of 2011 compared with 2010. The increase in cash used in investing activities was partially offset by $10.8 million of proceeds the Company received from the sale of its Old Courthouse Square property in the first quarter of 2011. The Company did not dispose of any properties during the first quarter of 2010.
Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2011 compared with cash used in financing activities of $3.2 million for the three months ended March 31, 2010. During the first quarter of 2011, the Company issued $30.0 million of debt consisting of borrowings on its unsecured revolving credit facility and did not issue any debt during the first quarter of 2010. During the first quarter of 2011, the Company issued 4.6 million of Series A Preferred Shares for net proceeds of $111.0 million compared with the issuance of 6.3 million common shares for net proceeds of $87.1 million during the first quarter of 2010. The proceeds from both the preferred and common share issuances during the first quarters of 2011 and 2010 were used to pay down a portion of the Company’s outstanding balance on its unsecured revolving credit facility. The Company repaid outstanding debt of $128.7 million during the first quarter of 2011 compared with the repayment of $83.9 million of debt during the first quarter of 2010. As a result of the Company’s equity issuances during 2011 and 2010, its cash paid for dividends increased $4.5 million for the three months ended March 31, 2011 compared with the same period in 2010.
Contractual Obligations
As of March 31, 2011, the Company had development and redevelopment contractual obligations of $8.0 million outstanding, primarily related to redevelopment activities at Three Flint Hill, which is undergoing a complete redevelopment, and capital improvement obligations of $1.0 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of March 31, 2011. Also, as of March 31, 2011, the Company had $7.1 million of tenant improvement obligations, primarily related to a tenant at Indian Creek Court.
The Company owns a 25% interest in RiversPark I and II through two unconsolidated joint ventures. The properties are encumbered by a $28.0 million mortgage loan, of which the Company remains liable for its proportionate share, or $7.0 million. Upon formation of the joint venture to own RiversPark I, the Company guaranteed to the joint ventures the rental payments associated with four leases with the former owner of RiversPark I. Two of the guarantees were terminated in 2008, and another guarantee was terminated in the fourth quarter of 2009. The final guarantee was terminated in February 2011.

In connection with the Company’s 2009 acquisition of Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. As of March 31, 2011, the Company’s total contingent consideration obligation to the former owner of Ashburn Center was approximately $1.4 million.
On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. As of March 31, 2011, the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected on the Company’s condensed consolidated financial statements.
On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the lease renewal by the building’s sole tenant or the re-tenanting of the property. At acquisition, the Company was in negotiations with the existing tenant to renew its lease through August 2023. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition.
As of March 31, 2011, the Company had $6.1 million in deposits outstanding, of which, $3.1 million was related to One Fair Oaks, which was acquired in April 2011. The Company had no other material contractual obligations as of March 31, 2011.
Distributions
The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of March 31, 2011, owned 95.5% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by certain of the Company’s executive officers, trustees and unrelated parties who contributed properties and other assets to the Company upon its formation. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Trustees.
Dividends
On April 26, 2011, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per share. The dividend is payable on May 13, 2011 to common shareholders of record as of May 6, 2011. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend is payable on May 16, 2011 to preferred shareholders of record as of May 6, 2011.
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
The following table presents a reconciliation of net loss available to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss available to common shareholders	$(5,537)	$(2,159)
Add: Depreciation and amortization:
Real estate assets	12,770	9,858
Discontinued operations	129	279
Unconsolidated joint ventures	524	114
Consolidated joint venture	(19)	—
Net loss attributable to noncontrolling interests in the Operating Partnership	(136)	(49)

FFO available to common shareholders and unitholders	$7,731	$8,043

Weighted average common shares and Operating Partnership units outstanding — diluted	50,506	31,489
Off-Balance Sheet Arrangements
On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all their related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. The Company remains liable for $7.0 million of mortgage debt, which represents its proportionate share. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. For more information, see footnote 5 - Investment in Affiliates.
Forward Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the length and severity of the recent economic downturn; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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
At March 31, 2011, the Company’s exposure to variable interest rates consisted of $116.0 million of borrowings on its unsecured revolving credit facility and $100.0 million on three secured term loans. A change in interest rates of 1% would result in an increase or decrease of $2.2 million in interest expense on an annualized basis. The Company entered into an interest rate swap agreement that, beginning on January 18, 2011, fixed LIBOR at 1.474% on $50 million of the Company’s variable rate debt. The swap agreement will mature on January 15, 2014.
For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 10, Fair Value Measurements for more information on the fair value of the Company’s debt.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
As of March 31, 2011, the Company was not subject to any material pending legal proceedings.

Item 1A.	Risk Factors
As of March 31, 2011, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

No.		Description

3.1
Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2
Articles Supplementary designating First Potomac Realty Trust’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on January 18, 2011)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1
Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2
Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011).

4.3	*	Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.
4.4
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

4.7
First Amendment, Consent and Waiver dated as of November 5, 2010 to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

No.		Description

4.8		Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).
4.9		Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).
4.10
Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.11
Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1		Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
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

32.2	*
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

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST
Date: May 6, 2011	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: May 6, 2011	/s/ Barry H. Bass
Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.		Description

3.1
Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

3.2
Articles Supplementary designating First Potomac Realty Trust’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on January 18, 2011)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.1
Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107172), as filed with the SEC on October 1, 2003).

4.2
Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011).

4.3	*	Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.
4.4
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

4.7
First Amendment, Consent and Waiver dated as of November 5, 2010 to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.8		Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).
4.9		Subsidiary Guaranty, dated as of June 22, 2006 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2006).
4.10
Indenture, dated as of December 11, 2006, by and among First Potomac Realty Investment Limited Partnership, the Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

4.11
Form of First Potomac Realty Investment Limited Partnership 4.0% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006).

10.1		Form of Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
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

32.2	*
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

*	Filed herewith.