Form 10-Q
period 2011-06-30
FIRST POTOMAC REALTY TRUST
filed 2011-08-09
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 8, 2011, there were 50,057,085 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q
INDEX

Page

Part I: Financial Information

Item 1. Condensed Consolidated Financial Statements

Consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2011 and 2010	4

Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2011 and 2010	5

Notes to condensed consolidated financial statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	54

Item 4. Controls and Procedures	55

Part II: Other Information

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Submission of Matters to a Vote of Security Holders	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Rental property, net	$1,365,846	$1,217,897
Cash and cash equivalents	12,715	33,280
Escrows and reserves	29,268	8,070
Accounts and other receivables, net of allowance for doubtful accounts of $3,184 and $3,246, respectively	7,909	7,238
Accrued straight-line rents, net of allowance for doubtful accounts of $325 and $849, respectively	14,484	12,771
Notes receivable, net	54,627	24,750
Investment in affiliates	23,974	23,721
Deferred costs, net	26,128	20,174
Prepaid expenses and other assets	17,343	14,230
Intangible assets, net	56,256	34,551

Total assets	$1,608,550	$1,396,682

Liabilities:
Mortgage loans	$441,966	$319,096
Exchangeable senior notes, net	30,216	29,936
Senior notes	75,000	75,000
Secured term loans	100,000	110,000
Unsecured revolving credit facility	164,000	191,000
Accounts payable and other liabilities	36,221	16,827
Accrued interest	2,598	2,170
Rents received in advance	6,937	7,049
Tenant security deposits	5,487	5,390
Deferred market rent, net	5,298	6,032

Total liabilities	867,723	762,500

Noncontrolling interests in the Operating Partnership	36,375	16,122

Equity:
Series A Preferred Shares, $25 par value, 50,000 shares authorized: 4,600 and 0 shares issued and outstanding, respectively	115,000	—
Common shares, $0.001 par value, 150,000 common shares authorized: 50,056 and 49,922 shares issued and outstanding, respectively	50	50
Additional paid-in capital	791,641	794,051
Noncontrolling interests in consolidated partnerships	4,079	3,077
Accumulated other comprehensive loss	(808)	(545)
Dividends in excess of accumulated earnings	(205,510)	(178,573)

Total equity	704,452	618,060

Total liabilities, noncontrolling interests and equity	$1,608,550	$1,396,682

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental	$34,983	$26,606	$66,904	$53,145
Tenant reimbursements and other	7,837	5,961	15,783	13,612

Total revenues	42,820	32,567	82,687	66,757

Operating expenses:
Property operating	9,543	6,863	20,265	16,600
Real estate taxes and insurance	4,091	3,131	8,032	6,392
General and administrative	4,185	3,675	8,192	7,384
Acquisition costs	552	1,645	2,737	1,664
Depreciation and amortization	16,691	10,196	29,293	19,879
Contingent consideration related to acquisition of property	—	—	—	710

Total operating expenses	35,062	25,510	68,519	52,629

Operating income	7,758	7,057	14,168	14,128

Other expenses, net:
Interest expense	10,473	8,052	19,100	16,903
Interest and other income	(1,410)	(87)	(2,235)	(197)
Equity in losses of affiliates	—	20	32	59
Gain on early retirement of debt	—	(164)	—	(164)

Total other expenses, net	9,063	7,821	16,897	16,601

Loss from continuing operations before income taxes	(1,305)	(764)	(2,729)	(2,473)

Benefit from income taxes	148	—	461	—

Loss from continuing operations	(1,157)	(764)	(2,268)	(2,473)

Discontinued operations:
(Loss) income from operations of disposed properties	(45)	240	(2,827)	(258)
Gain on sale of real estate properties	1,954	557	1,954	557

Income (loss) from discontinued operations	1,909	797	(873)	299

Net income (loss)	752	33	(3,141)	(2,174)

Less: Net loss (income) attributable to noncontrolling interests	65	(1)	203	48

Net income (loss) attributable to First Potomac Realty Trust	817	32	(2,938)	(2,126)

Less: Dividends on preferred shares	(2,228)	—	(4,010)	—

Net (loss) income available to common shareholders	$(1,411)	$32	$(6,948)	$(2,126)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.02)	$(0.13)	$(0.08)
Income (loss) from discontinued operations	0.04	0.02	(0.02)	0.01

Net loss	$(0.03)	$—	$(0.15)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	49,283	36,511	49,259	33,552
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,141)	$(2,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate properties	(1,954)	(557)
Depreciation and amortization	520	231
Impairment of real estate assets	2,711	565
Depreciation and amortization	29,695	20,882
Stock based compensation	1,387	2,056
Bad debt expense	518	750
Benefit from income taxes	(461)	—
Amortization of deferred market rent	(502)	(677)
Amortization of financing costs and discounts	1,076	348
Amortization of rent abatement	1,384	1,242
Equity in losses of affiliates	32	59
Distributions from investments in affiliates	83	216
Contingent consideration related to acquisition of property	—	710
Gain on early retirement of debt	—	(164)
Changes in assets and liabilities:
Escrows and reserves	(7,698)	(1,872)
Accounts and other receivables	(1,056)	(874)
Accrued straight-line rents	(3,208)	(1,128)
Prepaid expenses and other assets	1,317	2,548
Tenant security deposits	96	(176)
Accounts payable and accrued expenses	2,809	(269)
Accrued interest	427	119
Rents received in advance	(102)	259
Deferred costs	(7,387)	(4,146)

Total adjustments	19,687	20,122

Net cash provided by operating activities	16,546	17,948

Cash flows from investing activities:
Purchase deposit on future acquisitions	(20,319)	(2,060)
Change in escrow and reserves	(2,249)	—
Investment in note receivable	(29,181)	—
Proceeds from sales of real estate assets	26,883	11,414
Acquisition of rental property and associated intangible assets	(12,513)	(81,491)
Additions to rental property	(16,552)	(5,441)
Acquisition of land parcel	(7,500)	—
Additions to construction in progress	(8,879)	(724)
Investment in unconsolidated joint ventures	(260)	—
Deconsolidation of joint venture	—	(896)

Net cash used in investing activities	(70,570)	(79,198)

Cash flows from financing activities:
Financing costs	(2,224)	(1,220)
Issuance of debt	78,000	85,000
Issuance of common shares, net	—	86,977
Issuance of preferred shares, net	110,997	—
Contributions from joint venture partner	1,000	—
Repayments of debt	(130,826)	(93,543)
Dividends to common shareholders	(19,989)	(13,526)
Dividends to preferred shareholders	(2,896)	—
Distributions to noncontrolling interests	(667)	(293)
Stock option exercises	64	16

Net cash provided by financing activities	33,459	63,411

Net (decrease) increase in cash and cash equivalents	(20,565)	2,161
Cash and cash equivalents, beginning of period	33,280	9,320

Cash and cash equivalents, end of period	$12,715	$11,481

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows — Continued
(unaudited)
Supplemental disclosures of cash flow information for the six months ended June 30 are as follows (amounts in thousands):

	2011	2010
Cash paid for interest, net	$17,530	$16,409
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	139,373	—
Contingent consideration recorded at acquisition	9,356	—
Conversion of Operating Partnership units into common shares	19	—
Issuance of Operating Partnership units in connection with acquisitions of real estate	21,721	—
Cash paid for interest on indebtedness is net of capitalized interest of $0.9 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.
During the six months ended June 30, 2011, the Company recorded cash payments of $0.2 million for franchise taxes levied by the city of Washington, D.C. The Company acquired its first property in Washington, D.C. on June 30, 2010 and, therefore was not subject to any Washington, D.C. franchise taxes during the six months ended June 30, 2010.
During the six months ended June 30, 2011, 1,300 Operating Partnership units were redeemed for an equivalent number of the Company’s common shares. No Operating Partnership units were redeemed for an equivalent number of the Company’s common shares during the six months ended June 30, 2010.
During the six months ended June 30, 2011 the Company acquired four consolidated properties at an aggregate purchase price of $189.6 million, including the assumption of $139.4 million of mortgage debt and the issuance of 1,418,715 Operating Partnership units valued at $21.7 million on the date of acquisition. The 2011 acquisitions include 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. At acquisition, the Company was in active negotiations with the existing tenant to renew its lease through August 2023. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease. Based on the probability of renewal and lease terms used in the original estimate of fair value, the value of contingent consideration remained unchanged.

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
The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of June 30, 2011, owned a 95.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At June 30, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company also owned land that can accommodate approximately 1.6 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. As of June 30, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The U.S Government also accounted for approximately a third of the Company’s outstanding accounts receivables at June 30, 2011. The majority of the accounts receivable related to the government was due to the clarification of terms in a specific lease, which has been resolved, and the Company expects to collect the outstanding balance on the specified lease in the third quarter. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. For the three and six months ended June 30, 2011, capitalized compensation costs were immaterial. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
(d) Notes Receivable
The Company lends money to the owners of real estate properties, which are collateralized by a direct or indirect interest in the real estate property. The Company records these investments as “Notes receivable, net” in its consolidated balance sheets. The investments are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. The Company records interest received from notes receivable and amortization of any discount or issuance costs within “Interest and other income” in its consolidated statements of operations.
In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C., which is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 12.5% and was initially recorded net of $0.3 million of issuance costs. The loan matures on April 1, 2017 and is repayable in full on or after December 21, 2013. For the three and six months ended June 30, 2011, the Company recorded interest income associated with the loan of $0.8 million and $1.6 million, respectively.
In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square-foot office complex in Washington, D.C., which is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 9.0% and was initially recorded net of $0.1 million of issuance costs. The loan matures on May 1, 2016 and is repayable in full on or after October 16, 2012, subject to yield maintenance. For the three and six months ended June 30, 2011, the Company recorded interest income associated with the loan of $0.6 million.
The Company will establish a provision for anticipated credit losses associated with its notes receivables and debt investments when it anticipates that it may be unable to collect any contractually due amounts. This determination is based on upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. The Company has not recorded any losses associated with its notes receivable during 2011 and 2010.
(e) Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
(f) Application of New Accounting Standards
In June 2011, new accounting guidance was issued regarding the presentation of other comprehensive income that will eliminate the option of reporting other comprehensive income and its components in the Company’s Statement of Equity. The amendment provides companies the option to present components of net income and comprehensive income as either a single continuous statement or as two separate but consecutive statements. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. The required disclosures are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted. The Company does not believe the implementation of these disclosures will have a material impact on its consolidated financial statements.
(3) Earnings Per Share
Basic earnings or loss per share (“EPS”) is calculated by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period, which include stock options, non-vested shares, preferred shares and Exchangeable Senior Notes. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in total earnings attributable to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(1,157)	$(764)	$(2,268)	$(2,473)
Income (loss) from discontinued operations	1,909	797	(873)	299

Net income (loss)	752	33	(3,141)	(2,174)
Less: Net loss from continuing operations attributable to noncontrolling interests	151	14	221	52
Less: Net income from discontinued operations attributable to noncontrolling interests	(86)	(15)	(18)	(4)

Net income (loss) attributable to First Potomac Realty Trust	817	32	(2,938)	(2,126)
Less: Dividends on preferred shares	(2,228)	—	(4,010)	—

Net (loss) income available to common shareholders	(1,411)	32	(6,948)	(2,126)

Less: Allocation to participating securities	(155)	(157)	(292)	(304)

Net loss available to common shareholders	$(1,566)	$(125)	$(7,240)	$(2,430)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding — basic and diluted	49,283	36,511	49,259	33,552

Basic and diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.02)	$(0.13)	$(0.08)
Income (loss) from discontinued operations	0.04	0.02	(0.02)	0.01

Net loss	$(0.03)	$—	$(0.15)	$(0.07)

In accordance with accounting requirements regarding earnings per share, the Company did not include the following potential common shares in its calculation of diluted earnings per share as they would be anti-dilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock option awards	920	847	911	849
Non-vested share awards	388	310	415	336
Conversion of Exchangeable Senior Notes(1)	854	1,276	854	1,346
Series A Preferred Shares(2)	7,313	—	7,284	—

	9,475	2,433	9,464	2,531

(1)	At June 30, 2011 and 2010, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares.

(2)	The Company’s Series A Preferred Shares are contingently convertible into shares of the Company’s common stock upon certain changes of control of the Company.

(4) Rental Property
Rental property represents property, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Land	$336,854	$315,229
Buildings and improvements	1,028,414	930,077
Construction in process	64,558	41,685
Tenant improvements	103,435	92,002
Furniture, fixtures and equipment	9,166	9,894

	1,542,427	1,388,887
Less: accumulated depreciation	(176,581)	(170,990)

	$1,365,846	$1,217,897

(a) Development and Redevelopment Activity
The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 1.6 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity (amounts in thousands):

		Square Feet	Cost to Date of	Square Feet	Cost to Date of
Reporting	Developable	Under	Development	Under	Redevelopment
Segment	Square Feet	Development	Activities	Redevelopment	Activities

Maryland	150	—	$—	—	$—
Northern Virginia	568	—	—	227	10,219
Southern Virginia	841	166	415	—	—
Washington, D.C.	30	—	—	135	726

	1,589	166	$415	362	$10,945

The majority of the development and redevelopment costs incurred through the Company’s ongoing projects have taken place at Three Flint Hill in the Company’s Northern Virginia region. Three Flint Hill is a 174,000 square foot, eight-story Class A office building. The Company has incurred approximately $9.9 million in redevelopment costs, which include architectural, and engineering design fees and permit fees as well as demolition, glass, HVAC, electrical, plumbing, and lobby finish work.
The Company anticipates the majority of the development and redevelopment efforts on these projects will continue throughout 2011 and expected to be completed in 2012.

(b) Acquisitions
During the second quarter of 2011, the Company acquired the One Fair Oaks property, which is included in its condensed consolidated financial statements from the date of acquisition (dollars in thousands):

					Aggregate	Mortgage
		Acquisition	Property	Square	Purchase	Debt
	Location	Date	Type	Feet	Price	Assumed(1)

One Fair Oaks	Northern Virginia	4/8/2011	Office	214,214	$58,036	$52,909

(1)	Reflects the fair value of the mortgage debt at the time of acquisition.
The fair values of the acquired assets and liabilities are as follows (amounts in thousands):

Land	$5,688
Acquired tenant improvements	2,309
Building and improvements	43,176
In-place leases	5,753
Acquired leasing commissions	681
Above-market leases acquired	429

Total assets acquired	58,036
Debt assumed	(52,909)

Net assets acquired	$5,127

The fair values for the assets and liabilities acquired in 2011 are preliminary as the Company continues to finalize their acquisition date fair value determination.
The weighted average amortization period of the Company’s consolidated intangible assets, which consist of in-place leases, acquired leasing commissions and above market leases, acquired in the second quarter of 2011 is 5.5 years.
(5) Investment in Affiliates
The Company owns an interest in several properties for which it does not control the activities that are most significant to the operations of the properties. As a result, the assets, liabilities and operating results of these noncontrolled properties are not consolidated within the Company’s consolidated financial statements. The Company’s investment in these properties is recorded as “Investment in affiliates” in its consolidated balance sheets.
At January 1, 2010, the Company had a 25% noncontrolling interest in the two separate joint ventures that owned RiversPark I and II. During the fourth quarter of 2010, the Company entered into two separate joint ventures, in which it had a 50% noncontrolling interest, to own 1750 H Street, NW and Aviation Business Park.

The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Assets:
Rental property, net	$103,638	$104,559
Cash and cash equivalents	3,125	1,706
Other assets	9,895	11,442

Total assets	116,658	117,707

Liabilities:
Mortgage loans(1)	59,383	59,914
Other liabilities	3,273	4,316

Total liabilities	62,656	64,230

Net assets	$54,002	$53,477

(1)	Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company.
The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in losses of affiliates” (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total revenues	$2,886	$1,183	$5,964	$2,301
Total operating expenses	(786)	(299)	(1,922)	(650)

Net operating income	2,100	884	4,042	1,651
Depreciation and amortization	(1,259)	(500)	(2,561)	(954)
Other expenses, net	(852)	(465)	(1,575)	(932)

Net loss	$(11)	$(81)	$(94)	$(235)

(6) Discontinued Operations
On May 27, 2011, the Company sold its Gateway West property for net proceeds of $4.8 million. The property is a four-building, 111,481 square foot office park in Westminster, Maryland, which the Company acquired as part of a portfolio acquisition in 2004. During the first quarter of 2011, the Company recorded a $2.7 million impairment charge based on the difference between the contractual sales price less anticipated selling costs and the carrying value of the property.
On June 22, 2011, the Company sold Aquia Commerce Center I & II, a two building, 64,488 square foot property in Stafford, Virginia, for net proceeds of $11.3 million. The Company reported a gain on the sale of $2.0 million.
The following table is a summary of property dispositions whose operating results, along with Gateway West and Aquia Commerce Center I & II’s operating results, are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Reporting	Disposition		Square
	Segment	Date	Property Type	Feet

Old Courthouse Square	Maryland	2/18/2011	Retail	201,208
7561 Lindbergh Drive	Maryland	6/16/2010	Industrial Park	36,000
Deer Park	Maryland	4/23/2010	Business Park	171,125

				408,333

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The disposed properties were not subject to any income taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during the six months ended June 30, 2011 and 2010.
The following table summarizes the components of net income (loss) from discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$407	$1,008	$1,055	$2,189
Net (loss) income, before gains or taxes	(45)	240	(2,827)	(258)
Gain on sale of real estate properties	1,954	557	1,954	557
(7) Debt
The Company’s borrowings consisted of the following (amounts in thousands):

	June 30,	December 31,
	2011	2010
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through June 2021	$441,966	$319,096
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(1)	30,216	29,936
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 3.50%, maturing January 2014(2)	30,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, maturing August 2011	20,000	20,000
Secured term loan, effective interest rate of LIBOR plus 3.50%, maturing August 2011(3)	50,000	50,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.50%, maturing January 2015(3)	164,000	191,000

	$811,182	$725,032

(1)	The principal balance of the Exchangeable Senior Notes was $30.4 million at June 30, 2011 and December 31, 2010.

(2)	On January 1, 2011, the loan’s applicable interest rate increased to LIBOR plus 3.50% and will continue to increase by 100 basis points every year, to a maximum of 550 basis points.

(3)
On July 18, 2011, the Company repaid its $50.0 million secured term loan and paid down $117.0 million of the outstanding balance on its unsecured revolving credit facility with proceeds from the issuance of a three-tranche $175 million unsecured term loan.

(a) Mortgage Loans
The following table provides a summary of the Company’s mortgage debt at June 30, 2011 and December 31, 2010 (dollars in thousands):

		Effective
	Contractual	Interest		Maturity	June 30,	December 31,
Encumbered Property	Interest Rate	Rate		Date	2011	2010
Indian Creek Court (1)	7.80%	5.90%		January 2011	$—	$11,982
403/405 Glenn Drive (2)	7.60%	5.50%		July 2011	7,807	7,960
4612 Navistar Drive (2)	7.48%	5.20%		July 2011	11,941	12,189
Campus at Metro Park (3)	7.11%	5.25%		February 2012	22,134	22,556
One Fair Oaks	6.31%	6.72%		June 2012	52,807	—
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,292	9,484
Crossways Commerce Center	6.70%	6.70%		October 2012	23,951	24,179
Newington Business Park Center	6.70%	6.70%		October 2012	15,108	15,252
Prosperity Business Center	6.25%	5.75%		January 2013	3,446	3,502
Aquia Commerce Center I(4)	7.28%	7.28%		February 2013	—	353
Cedar Hill	6.00%	6.58%		February 2013	16,046	—
Merrill Lynch Building	6.00%	7.29%		February 2013	13,704	—
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	8,084	8,225
Linden Business Center	6.01%	5.58%		October 2013	7,000	7,080
840 First Street, NE	5.18%	6.05%		October 2013	56,242	—
Owings Mills Business Center	5.85%	5.75%		March 2014	5,394	5,448
Annapolis Commerce Park East	5.74%	6.25%		June 2014	8,426	8,491
Cloverleaf Center	6.75%	6.75%		October 2014	17,056	17,204
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%		August 2015	98,426	99,151
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	582	642
Building C	7.88%	6.63%		December 2017	982	1,041
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,528	1,681
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,318	2,398
7458 Candlewood Road — Note 1	4.67%	6.04%		January 2016	4,731	4,761
7458 Candlewood Road — Note 2	6.57%	6.30%		January 2016	9,835	9,938
Gateway Centre, Building I	7.35%	5.88%		November 2016	1,104	1,189
500 First Street, NW	5.72%	5.79%		July 2020	38,539	38,793
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,219	4,289
Airpark Business Center	7.45%	6.63%		June 2021	1,264	1,308

Total Mortgage Debt		5.95	%(5)		$441,966	$319,096

(1)	The loan was repaid in January 2011 with available cash.

(2)	The loan was repaid in July 2011 with borrowings from the Company’s unsecured revolving credit facility.

(3)
The maturity date presented for the loan represents the anticipated repayment date of the loan, after which date the interest rate on the loan will increase to a predetermined amount identified in the debt agreement. The effective interest rate was calculated based on the anticipated period the debt is expected to be outstanding.

(4)	The loan was repaid in April 2011 with available cash.

(5)	Weighted average interest rate on total mortgage debt.
On April 8, 2011, the Company acquired One Fair Oaks in Fairfax, Virginia. The acquisition was funded by the assumption of a $52.4 million mortgage loan and available cash. The mortgage loan has a fixed contractual interest rate of 6.31% and matures in June 2012.

(b) Unsecured Term Loan
On July 18, 2011, the Company entered into a three-tranche $175.0 million unsecured term loan. The unsecured term loan’s three tranches have maturity dates staggered in one-year intervals. Tranche A has an outstanding balance of $60.0 million at an interest rate of LIBOR plus 215 basis points and matures on July 18, 2016. Tranche B has an outstanding balance of $60.0 million at an interest rate of LIBOR plus 225 basis points and matures on July 18, 2017. Tranche C has an outstanding balance of $55.0 million at an interest rate of LIBOR plus 230 basis points and matures on July 18, 2018. The term loan agreement contains various restrictive covenants substantially similar to those contained in the Company’s revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that the Company satisfy certain financial covenants that are also substantially similar to those contained in the Company’s revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable. The Company used the funds to pay down $117.0 million of the outstanding balance on its unsecured revolving credit facility, to repay its $50.0 million senior secured term loan and for other general corporate purposes.
(c) Unsecured Revolving Credit Facility
During the second quarter of 2011, the Company amended and restated its unsecured revolving credit facility. Under the new agreement, the capacity on the Company’s unsecured revolving credit facility was expanded from $225.0 million to $255.0 million and the maturity date was extended to January 2014 with a one-year extension at the Company’s option, which it intends to exercise. The interest rate on the unsecured revolving credit facility decreased from a range of LIBOR plus 275 to 375 basis points to a range of LIBOR plus 200 to 300 basis points, depending on the Company’s overall leverage. At June 30, 2011, LIBOR was 0.19%. The Company’s ability to borrow under the credit facility will be subject to its satisfaction of certain financial covenants and its ongoing compliance with various restrictive covenants similar to those included in the prior credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. The credit facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the credit facility to be immediately due and payable.
During the second quarter of 2011, the Company borrowed $48.0 million on its unsecured revolving credit facility to provide a subordinated loan to the owners of America’s Square and for general corporate purposes. For the three and six months ended June 30, 2011, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility was $151.1 million and $132.9 million, respectively, with a weighted average interest rate of 3.1% and 3.2%, respectively, compared with $84.5 million and $117.9 million with a weighted average interest rate of 3.6% and 3.8% for the three and six months ended June 30, 2010, respectively. At June 30, 2011, outstanding borrowings under the unsecured revolving credit facility were $164.0 million. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility, which was $91.0 million at June 30, 2011.
(d) Debt Covenants
At June 30, 2011, the Company was in compliance with all of the financial and non-financial covenants associated with its debt instruments with the exception of the mortgage loans explained below.
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Operating Partnership. As of June 30, 2011, the Company believes that there were eight mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $77 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and six were assumed subsequent to its IPO. In July 2011, the Company repaid two mortgages totaling $19.7 million with Prohibited Transfer provisions that were both assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Operating Partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its senior secured term loan, its two Secured Term Loans and its Exchangeable Senior Notes.

(8) Income Taxes
Beginning in the fourth quarter of 2010, the Company acquired properties located in Washington D.C., which are subject to local franchise taxes. During the three and six months ended June 30, 2011, the Company recognized a benefit for income taxes of $0.1 million and $0.5 million, respectively, related to franchise taxes levied by the city of Washington D.C. at an effective rate of 9.975%. The Company acquired its first property in Washington, D.C. that was subject to franchise tax in the fourth quarter of 2010 and was not subject to any franchise taxes during the three and six months ended June 30, 2010.
The Company recognizes deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax assets and liabilities are primarily associated with differences in the GAAP and tax basis of its real estate assets arising from acquisition costs, intangible assets and deferred market rent assets and liabilities that are associated with properties located in Washington D.C. and recorded in its consolidated balance sheets. As of June 30, 2011 and December 31, 2010, the Company recorded its deferred tax assets within “Prepaid expenses and other assets” and recorded its deferred tax liabilities within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.
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

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate, however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. The table below summarizes the Company’s interest rate swap agreements as of June 30, 2011 (dollars in thousands):

					Interest Rate
					Contractual	Fixed LIBOR
	Transaction Date	Maturity Date	Amount		Component	Interest Rate
Consolidated:	July 2010(1)	January 2014	$50,000		LIBOR	1.474%

Unconsolidated:	September 2008	September 2011	28,000	(2)	LIBOR	3.47%

(1)	The interest rate swap agreement became effective on January 18, 2011.

(2)	The Company remains liable, in the event of default by the joint venture, for $7.0 million, or 25% of the total, which reflects its ownership percentage in the joint venture.
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
Total comprehensive income (loss) is summarized as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$752	$33	$(3,141)	$(2,174)
Unrealized (loss) gain on derivative instruments	(540)	595	(283)	1,123

Total comprehensive income (loss)	212	628	(3,424)	(1,051)
Comprehensive loss (income) attributable to noncontrolling interests	92	(12)	222	24

Comprehensive income (loss) attributable to First Potomac Realty Trust	$304	$616	$(3,202)	$(1,027)

During July 2011, the Company entered into four interest rate swap agreements that fixed LIBOR on $120 million of its variable rate debt. The table below summarizes the Company’s four new interest rate swap agreements, which were all effective on July 18, 2011 (dollars in thousands):

		Interest Rate	Fixed LIBOR
Maturity Date	Amount	Contractual Component	Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.7625%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
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
In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	Balance at
	June 30,
	2011	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap agreement	$788	$—	$788	$—
Contingent consideration related to acquisition of:
Ashburn Center	1,398	—	—	1,398
840 First Street, NE	9,356	—	—	9,356

	Balance at
	December 31,
	2010	Level 1	Level 2	Level 3
Non-recurring Measurement:
Impaired real estate asset	$10,950	$—	$10,950	$—

Recurring Measurements:
Derivative instrument-swap agreement	396	—	396	—
Contingent consideration related to acquisition of:
Ashburn Center	1,398	—	—	1,398
There were no assets or liabilities measured on a non-recurring basis at June 30, 2011.
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
A summary of the Company’s interest rate derivatives liability is as follows (amounts in thousands):

	Six months ended
	June 30,
	2011	2010
Balance at December 31,	$396	$1,741
Deconsolidation (1)	—	(396)
Unrealized loss (gain)	392	(1,089)

Balance at June 30,	$788	$256

(1)
On January 1, 2010, the Company deconsolidated RiversPark I and all its assets and liabilities, including its interest rate derivative liability, were removed from the Company’s consolidated balance sheets.

The Company recorded an unrealized loss of $0.4 million for the six months ended June 30, 2011 and a unrealized gain of $1.1 million for the six months ended June 30, 2010, related to its derivative liability, which is included in “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.
Contingent Consideration
On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. At acquisition, the Company was in active negotiations with the existing tenant to renew its lease through August 2023. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease. Based on the probability of renewal and lease terms used in the original estimate of fair value, the value of contingent consideration remained unchanged. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy.
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
The Company did not recognize any gain or loss associated with its contingent consideration for the three and six months ended June 30, 2011. During the first quarter of 2010, the Company fully leased the Ashburn Center, which resulted in an increase in its potential obligation, and recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Contingent Consideration Related to Acquisition of Property” in its consolidated statements of operations. The Company has classified its contingent consideration liabilities within “Accounts payable and other liabilities” and any changes in its fair value subsequent to their acquisition date valuation are charged to earnings. There was no significant change in the fair value of the contingent consideration during the quarter ended June 30, 2010.

A summary of the Company’s consolidated contingent consideration obligations is as follows (amounts in thousands):

	Six months ended
	June 30,
	2011	2010
Balance at December 31,	$1,398	$688
Increase in fair value	—	710
Additions to contingent consideration obligation	9,356	—

Balance at June 30,	$10,754	$1,398

Impairment of Real Estate Assets
The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.
For the three months ended June 30, 2011 and 2010, the Company did not record any impairment on its real estate assets. During the first quarter of 2011 and 2010, the Company incurred impairment charges of $2.7 million and $0.6 million, respectively, for properties that were disposed of in the three months ended June 30, 2011 and 2010, respectively.
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
With the exception of its contingent consideration obligation, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the six months ended June 30, 2011. Also, no transfers into and out of fair value measurements levels occurred during the six months ended June 30, 2011 or 2010.

Financial Instruments
The carrying amounts of cash equivalents, accounts and other receivables and accounts payable, with the exception of any items listed above, approximate their fair values due to their short-term maturities. The Company uses third parties with mezzanine lending expertise to value its notes receivable based on comparable deals, market analysis and underlying asset operating results. The Company calculates the fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s note receivables and debt instruments at June 30, 2011 and December 31, 2010 are as follows (amounts in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Notes receivable(1)	$54,627	$55,000	$24,750	$24,750

Financial Liabilities:
Mortgage debt	$441,966	$440,519	$319,096	$316,169
Exchangeable senior notes(2)	30,216	30,564	29,936	30,412
Series A senior notes	37,500	38,416	37,500	37,850
Series B senior notes	37,500	38,581	37,500	37,251
Secured term loans	100,000	100,031	110,000	109,976
Unsecured revolving credit facility	164,000	166,382	191,000	191,073

Total	$811,182	$814,493	$725,032	$722,731

(1)
The face value of the note receivable for 950 F Street, NW was $25.0 million at June 30, 2011 and December 31, 2010. The face value of the note receivable for America’s Square was $30.0 million at June 30, 2011.

(2)	The face value of the notes was $30.4 million at June 30, 2011 and December 31, 2010.
(11) Equity
On May 13, 2011, the Company paid a dividend of $0.20 per share to common shareholders of record as of May 6, 2011 and paid a dividend of $0.484375 per share to preferred shareholders of record as of May 6, 2011. On July 25, 2011, the Company declared a dividend of $0.20 per common share, which is payable on August 12, 2011 to common shareholders of record as of August 5, 2011. On July 25, 2011, the Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares, which is payable on August 15, 2011 to preferred shareholders of record as of August 5, 2011. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity.
As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. The Company’s allocation between noncontrolling interests is as follows (amounts in thousands):

		Non-
	First	redeemable		Redeemable
	Potomac	noncontrolling		noncontrolling
	Realty Trust	interests	Total Equity	interests
Balance, December 31, 2010	$614,983	$3,077	$618,060	$16,122
Net loss	(2,938)	—	(2,938)	(203)
Changes in ownership, net	111,477	1,002	112,479	21,142
Distributions to owners	(22,885)	—	(22,885)	(667)
Other comprehensive loss	(264)	—	(264)	(19)

Balance, June 30, 2011	$700,373	$4,079	$704,452	$36,375

		Non-
	First	redeemable		Redeemable
	Potomac	noncontrolling		noncontrolling
	Realty Trust	interests	Total Equity	interests
Balance, December 31, 2009	$377,759	$—	$377,759	$9,585
Net loss	(2,126)	—	(2,126)	(48)
Changes in ownership, net	99,630	—	99,630	1,257
Distributions to owners	(13,526)	—	(13,526)	(293)
Other comprehensive income	1,099	—	1,099	24

Balance, June 30, 2010	$462,836	$—	$462,836	$10,525

(12) Noncontrolling Interests in Partnerships
(a) Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income, losses, distributions received, preferred dividends paid or additional contributions. Based on the closing share price of the Company’s common stock at June 30, 2011, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company would be approximately $36.4 million, which exceeded the noncontrolling interests’ historical cost by $3.2 million.
At December 31, 2010, 958,473 Operating Partnership units, or 1.9%, were not owned by the Company. During the six months ended June 30, 2011, the Company issued 1,418,715 Operating Partnership units valued at $21.7 million to partially fund the acquisition of 840 First Street, NE. There were also 1,300 Operating Partnership units redeemed for 1,300 common shares fair valued at $19 thousand. As a result, 2,375,888 of the total outstanding Operating Partnership units, or 4.5%, were not owned by the Company at June 30, 2011. There were no Operating Partnership units redeemed with available cash during the six months ended June 30, 2011.
(b) Noncontrolling Interests in Consolidated Partnerships
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
On November 10, 2010, the Company acquired Redland Corporate Center II and III through a joint venture with Perseus Realty, LLC (“Perseus”). As a result of the partnership structure, the Company has a 97% economic interest in the joint venture and Perseus has the remaining 3% interest. As of June 30, 2011, the Company recorded noncontrolling interests of $3.1 million, which reflects the third party’s common equity interest in Redland Corporate Center II & III.

On January 25, 2011, the Company formed a joint venture with an affiliate of The Akridge Company (“Akridge”) to acquire, for $39.6 million, a property located at 1200 17th Street, NW, in Washington, DC, and to redevelop the property. The property currently consists of a land parcel that contains an existing 85,000 square foot office building. The joint venture intends to demolish the existing building and develop a new Class A office building expected to have approximately 170,000 square feet of gross leasable area. When the joint venture is fully capitalized, the Company anticipates owning 95% of the joint venture (subject to adjustment depending on each party’s capital contributions and subject to a promoted interest granted to Akridge after specified returns are achieved by the Company). The Company’s total capital commitment to the joint venture (including acquisition and development costs) is anticipated to be approximately $109 million, less amounts funded through acquisition and construction financing. The acquisition of the property is not expected to occur until late 2011 and is subject to various contingencies. Construction is currently expected to commence in 2012 and is expected to be completed in late 2014. As of June 30, 2011, the Company recorded noncontrolling interests of $1.0 million, which reflects the third party’s common equity interest in 1200 17th Street, NW.
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
Option Exercises
The Company received approximately $46 thousand and $7 thousand from the exercise of stock options during the three months ended June 30, 2011 and 2010, respectively, and $64 thousand and $16 thousand for the six months ended June 30, 2011 and 2010, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 were $25 thousand and $5 thousand, respectively, and $34 thousand and $9 thousand for the six months ended June 30, 2011 and 2010, respectively.
Non-vested share awards
On May 19, 2011, the Company issued a total of 20,310 restricted share awards to its non-employee trustees, all of which will vest on the first anniversary of the award date. The trustee shares were fair valued based on the share price of the underlying common shares on the date of issuance.
The Company recognized compensation expense associated with its restricted share awards of $0.6 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. Dividends on all restricted share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in net income available to common shareholders in the Company’s computation of EPS.
A summary of the Company’s non-vested share awards as of June 30, 2011 is as follows:

		Weighted
	Non-vested	Average Grant
	Shares	Date Fair Value
Non-vested at March 31, 2011	782,433	$12.70
Granted	20,310	16.25
Vested	(53,775)	14.58

Non-vested at June 30, 2011	748,968	12.66

A summary of non-vested share awards and activity for the period ended March 31, 2011 is discussed in the Company’s first quarter 2011 Form 10-Q.
As of June 30, 2011, the Company had $4.7 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 3.3 years.

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

The results of operations for the Company’s four reportable segments are as follows (dollars in thousands):

	Three months ended June 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	67	4	57	55	183
Square feet	3,875,172	633,452	3,662,616	5,478,909	13,650,149

Total revenues	$12,403	$5,938	$12,272	$12,207	$42,820
Property operating expense	(2,916)	(1,147)	(2,615)	(2,865)	(9,543)
Real estate taxes and insurance	(1,232)	(667)	(1,212)	(980)	(4,091)

Total property operating income	$8,255	$4,124	$8,445	$8,362	29,186

Depreciation and amortization expense					(16,691)
General and administrative					(4,185)
Acquisition costs					(552)
Other expenses, net					(8,915)
Income from discontinued operations					1,909

Net income					$752

Capital expenditures(1)	$6,002	$418	$7,604	$1,784	$16,321

	Three Months Ended June 30, 2010
	Maryland	Washington, D.C.(2)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	68	1	51	54	174
Square feet	3,608,755	129,035	2,689,641	5,258,232	11,685,663

Total revenues	$10,736	$13	$9,880	$11,938	$32,567
Property operating expense	(2,223)	(1)	(1,928)	(2,711)	(6,863)
Real estate taxes and insurance	(1,008)	(2)	(1,086)	(1,035)	(3,131)

Total property operating income	$7,505	$10	$6,866	$8,192	22,573

Depreciation and amortization expense					(10,196)
General and administrative					(3,675)
Acquisition costs					(1,645)
Other expenses, net					(7,821)
Income from discontinued operations					797

Net income					$33

Capital expenditures(1)	$598	$—	$768	$1,848	$3,312

	Six months ended June 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$25,603	$9,508	$22,800	$24,776	$82,687
Property operating expense	(6,839)	(1,867)	(5,593)	(5,966)	(20,265)
Real estate taxes and insurance	(2,394)	(1,240)	(2,400)	(1,998)	(8,032)

Total property operating income	$16,370	$6,401	$14,807	$16,812	54,390

Depreciation and amortization expense					(29,293)
General and administrative					(8,192)
Acquisition costs					(2,737)
Other expenses, net					(16,436)
Loss from discontinued operations					(873)

Net loss					$(3,141)

Total assets(3)	$476,878	$269,393	$420,927	$344,694	$1,608,550

Capital expenditures(1)	$8,801	$678	$11,212	$3,539	$25,431

	Six Months Ended June 30, 2010
	Maryland	Washington, D.C.(2)	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$21,771	$13	$20,590	$24,383	$66,757
Property operating expense	(5,577)	(1)	(5,029)	(5,993)	(16,600)
Real estate taxes and insurance	(2,068)	(2)	(2,228)	(2,094)	(6,392)

Total property operating income	$14,126	$10	$13,333	$16,296	43,765

Depreciation and amortization expense					(19,879)
General and administrative					(7,384)
Acquisition costs					(1,664)
Other expenses, net					(17,311)
Income from discontinued operations					299

Net loss					$(2,174)

Total assets(3)	$380,317	$68,450	$328,493	$325,936	$1,125,626

Capital expenditures(1)	$923	$—	$1,695	$3,396	$6,165

(1)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $513 and $98 for the three months ended June 30, 2011 and 2010, respectively, and $1,201 and $151 for the six months ended June 30, 2011 and 2010, respectively.

(2)	The acquired its first property located in Washington, D.C. on June 30, 2010.

(3)	Corporate assets not allocated to any of our reportable segments totaled $96,658 and $22,430 at June 30, 2011 and 2010, respectively.
(15) Subsequent Events
On July 19, 2011, the Company acquired Greenbrier Towers I & II in Chesapeake, Virginia for a contractual price of $16.7 million. The property consists of two office buildings totaling 172,000 square feet and is 86% leased to over 40 tenants. The acquisition was funded with proceeds from the sale of Aquia Commerce Center I & II and a draw on the Company’s line of credit.
On August 4, 2011, the Company formed a joint venture with Perseus Realty, LLC to acquire the Greyhound Bus Terminal site at 1005 First Street, NE for $46.8 million, of which, $38.4 million was paid at closing and the remaining $8.4 million will be paid in August 2013. The joint venture intends on developing the 1.6 acre site that can accommodate development of up to approximately 712,000 square feet of office space. The site is currently occupied by the Greyhound Bus Terminal, which will lease back the site under a ten-year lease agreement with a termination option after the second lease year. Greyhound has already announced that it intends to relocate to nearby Union Station. The Company estimates a 6.5% return from the lease-back while development is being planned. When the joint venture is fully capitalized, the Company anticipates owning 97% of the joint venture.

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
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of June 30, 2011, owned a 95.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At June 30, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company also owned land that can accommodate approximately 1.6 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. As of June 30, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The U.S Government also accounted for approximately a third of the Company’s outstanding accounts receivables at June 30, 2011. The majority of the accounts receivable related to the government was due to the clarification of terms in a specific lease, which has been resolved, and the Company expects to collect the outstanding balance of the specified lease in the third quarter. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
Executive Summary
The Company had net income of $0.8 million during the second quarter of 2011 compared with net income of $33 thousand during the second quarter of 2010. The increase in the Company’s net income for the quarter ended June 30, 2011 compared with 2010 is primarily due to an increase in gain on sale of real estate properties. The Company sold a property in the second quarter of 2011 for a gain of $2.0 million compared with a gain of $0.6 million from a property sold in the second quarter of 2010. The increase in net income for the three months ended June 30, 2011 was partially offset by an increase in interest expense as the Company issued additional debt and assumed several mortgages in its acquisition of properties in the fourth quarter of 2010 and the first half of 2011.

For the six months ended June 30, 2011, the Company incurred a net loss of $3.1 million compared with a net loss of $2.2 million during the six months ended June 30, 2010. The increase in the Company’s net loss for the six months ended June 30, 2011 compared with the same period in 2010 is primarily due to an increase in acquisition costs and impairment charges. The Company acquired four properties during the six months ended June 30, 2011, incurring $2.7 million in acquisition costs, compared with two property acquisitions during the six months ended June 30, 2010, incurring $1.7 million in acquisition costs. During the first quarter of 2011, the Company incurred a $2.7 million impairment charge on a property in its Maryland region that was sold in the second quarter of 2011. During the first quarter of 2010, the Company incurred a $0.6 impairment charge on a property in its Maryland region that was sold in the second quarter of 2010.
The Company’s funds from operations (“FFO”) were $14.0 million, or $0.27 per diluted share, and $21.7 million, or $0.42 per diluted share, for the three and six months ended June 30, 2011, respectively, compared with FFO of $10.2 million, or $0.27 per diluted share, and $18.2 million, or $0.53 per diluted share, for the three and six months ended June 30, 2010, respectively. The increase in FFO for the periods presented is primarily due to an increase in the Company’s net operating income. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net income (loss) attributable to First Potomac Realty Trust, see “Funds From Operations.”
Significant Second Quarter Transactions
•	Executed 740,000 square feet of leases; 232,000 square feet of which were new leases.
•	Expanded borrowing capacity of unsecured revolving credit facility from $225 to $255 million;
•	Acquired a property in the Company’s Northern Virginia reporting segment for an aggregate purchase price of $58 million, which had an anticipated capitalization rate of 8.8%;
•
Sold Aquia Commerce Center I & II for net proceeds of $11.3 million, which equated to an 8.7% capitalization rate, and sold Gateway West for net proceeds of $4.8 million, which equated to a 3.8% capitalization rate as the property was largely vacant at the time of sale. The Company calculates the capitalization rates associated with its disposed properties as the property’s annualized net operating income divided by the selling cost of the property.

Properties:
The following sets forth certain information for the Company’s consolidated properties by segment as of June 30, 2011 (including properties in development and redevelopment, dollars in thousands):
WASHINGTON, DC

	Number			Annualized	Leased at	Occupied at
	of	Sub-	Square	Cash Basis	June 30,	June 30,
Property	Buildings	Market(1)	Feet	Rent(2)	2011(3)	2011(3)
Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,387	100.0%	100.0%
840 First Street, NE	1	NoMA	244,298	7,717	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,346	100.0%	100.0%

Total Consolidated	3		498,452	15,450	100.0%	100.0%

Total Joint Ventures	1		111,373	4,051	100.0%	100.0%
Total Redevelopment	1		135,000	—

Grand Total	5		744,825	$19,501	100.0%	100.0%

(1)	CBD = Central Business District; NoMa = North of Massachusetts Avenue

(2)
Annualized cash basis rent is reflected at a triple-net equivalent basis, which removes operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.

(3)	Does not include space in development or redevelopment.

MARYLAND REGION

	Number				Leased at	Occupied at
	of			Annualized Cash	June 30,	June 30,
Property	Buildings	Location	Square Feet	Basis Rent(1)	2011(2)	2011(2)
SUBURBAN MD
Business Park
Airpark Place	3	Gaithersburg	82,414	$603	55.20%	55.20%
Ammendale Business Park(3)	7	Beltsville	312,736	2,670	91.80%	62.10%
Gateway 270 West	6	Clarksburg	255,491	2,966	85.50%	85.50%
Girard Business Park(4)	7	Gaithersburg	298,195	2,870	87.30%	65.80%
Rumsey Center	4	Columbia	134,431	1,245	75.20%	71.60%
Snowden Center	5	Columbia	144,847	2,024	92.10%	90.60%

Total Business Park	32		1,228,114	12,378	85.20%	71.80%
Office Park
15 Worman’s Mill Court	1	Frederick	40,051	356	87.70%	87.70%
Annapolis Commerce Park	2	Annapolis	101,898	2,268	98.80%	98.80%
Campus at Metro Park North	4	Rockville	190,912	3,378	85.10%	85.10%
Cloverleaf	4	Germantown	173,655	3,067	98.60%	98.60%

Total Office Park	11		506,516	9,069	92.70%	92.70%
Office
20270 Goldenrod Lane	1	Germantown	23,518	75	25.90%	25.90%
Gateway Center	2	Gaithersburg	44,150	674	96.00%	96.00%
Merrill Lynch Building	1	Columbia	136,381	1,462	68.30%	68.30%
Patrick Center	1	Frederick	66,420	1,014	75.40%	75.40%
Redland Corporate Center-Bldg 3	1	Rockville	139,120	3,364	100.00%	100.00%
West Park	1	Frederick	28,620	293	75.20%	75.20%
Woodlands Business Center	1	Largo	37,886	313	68.30%	68.30%

Total Office	8		476,095	7,195	79.40%	79.40%
Industrial
Frederick Industrial Park(5)	3	Frederick	550,418	3,964	89.00%	88.80%
Glenn Dale Business Center	1	Glenn Dale	315,962	1,657	92.10%	92.10%

Total Industrial	4		866,380	5,621	90.10%	90.00%

Total Suburban Maryland	55		3,077,105	34,263	86.90%	81.50%

BALTIMORE
Business Park
Owings Mills Business Park(6)	6	Owings Mills	219,284	2,009	76.80%	74.40%
Triangle Business Center	4	Baltimore	74,182	510	63.20%	63.20%

Total Industrial	10		293,466	2,519	73.40%	71.60%
Industrial
7458 Candlewood Road	1	Hanover	295,673	762	39.40%	39.40%
Total Baltimore	11		589,139	3,281	56.30%	55.40%

Stabilized Portfolio	66		3,666,244	37,544	82.00%	77.30%

Lease Up Property
Redland Corporate Center-Bldg 2	1	Rockville	208,928	2,540	53.20%	0.60%

Total Consolidated	67		3,875,172	40,084	80.40%	73.20%

Total Joint Ventures	2		428,427	4,047	71.40%	68.70%

Grand Total	69		4,303,599	$44,131	79.50%	72.80%

(1)
Annualized cash basis rent is reflected at Triple-net equivalent, which removes items that are included, along with base rent, in the contractual payments of the lease. These items primarily relate to real estate taxes and insurance expenses

(2)	Does not include space in development or redevelopment.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(4)	Girard Business Park consists of the following properties: Girard Business Center and Girard Place.

(5)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive, and 6900 English Muffin Way.

(6)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

NORTHERN VIRGINIA REGION

	Number				Leased at	Occupied at
	of			Annualized Cash	June 30,	June 30,
Property	Buildings	Location	Square Feet	Basis Rent(1)	2011(2)	2011(2)
Business Park
Ashburn Center	3	Ashburn	194,184	$1,727	100.0%	100.0%
Gateway Centre	3	Manassas	101,534	900	76.0%	76.0%
Linden Business Center	3	Manassas	109,838	793	58.4%	58.4%
Prosperity Business Center	1	Merrifield	71,312	756	84.9%	84.9%
Sterling Park Business Center(3)	6	Sterling	406,763	3,611	82.6%	76.0%

Total Business Park	16		883,631	7,787	82.8%	79.8%
Office Park
Herndon Corporate Center	4	Herndon	127,918	1,548	79.7%	79.6%
Lafayette Business Park(4)	6	Chantilly	254,296	3,175	80.2%	80.2%
Reston Business Campus	4	Reston	82,988	1,034	86.0%	86.0%
Van Buren Business Park	5	Herndon	107,853	704	48.1%	46.7%
Windsor at Battlefield	2	Manassas	154,989	1,983	100.0%	100.0%

Total Office Park	21		728,044	8,444	80.2%	80.0%
Office
Cedar Hill	2	Tyson’s Corner	102,632	2,301	100.0%	100.0%
One Fair Oaks	2	Fairfax	214,214	5,020	100.0%	100.0%

Total Office	4		316,846	7,321	100.0%	100.0%
Industrial
13129 Airpark Road	1	Culpeper	149,888	622	75.9%	75.9%
15395 John Marshall Highway	1	Haymarket	236,082	3,369	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	1,067	87.4%	87.4%
Newington Business Park Center	7	Lorton	254,272	2,435	87.6%	86.4%
Plaza 500	2	Alexandria	504,089	5,826	91.7%	91.7%

Total Industrial	12		1,253,360	13,319	90.2%	89.9%

Stabilized Portfolio	53		3,181,881	36,871	86.8%	85.9%

Lease Up Property
Atlantic Corporate Park	2	Sterling	220,610	637	17.5%	15.0%

Total Consolidated	55		3,402,491	37,508	82.3%	81.3%

Total Redevelopment	3		260,125	—

Grand Total	58		3,662,616	$37,508	82.3%	81.3%

(1)
Annualized cash basis rent is reflected at a triple-net equivalent basis, which removes operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.

(2)	Does not include space in development or redevelopment.

(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.

(4)	Lafayette Business Park consists of the following properties: Enterprise Center and Tech Court.

SOUTHERN VIRGINIA REGION

	Number				Leased at	Occupied at
	of			Annualized Cash	June 30,	June 30,
Property	Buildings	Location	Square Feet	Basis Rent(1)	2011(2)	2011(2)
RICHMOND
Business Park
Hanover Business Center	11	Richmond	320,362	$1,667	80.2%	80.2%
Virginia Center	4	Ashland	182,944	712	66.1%	66.1%
Chesterfield Business Center(3)	3	Richmond	204,280	2,167	89.1%	89.1%
Park Central	1	Glen Allen	118,145	1,942	85.2%	85.2%

Total Business Park	19		825,731	6,488	80.0%	80.0%
Industrial
Northridge I, II	2	Ashland	140,185	876	100.0%	100.0%
River’s Bend Center(4)	6	Chester	795,037	4,424	94.2%	94.2%

Total Industrial	8		935,222	5,300	95.1%	95.1%

Total Richmond	27		1,760,953	11,788	88.0%	88.0%

NORFOLK
Business Park
Crossways Commerce Center(5)	9	Chesapeake	1,089,786	9,859	82.0%	82.0%
Greenbrier Business Center(6)	4	Chesapeake	411,657	4,155	80.2%	80.2%
1000 Lucas Way	2	Hampton	182,323	1,383	96.3%	96.3%
Enterprise Parkway	1	Hampton	363,892	1,804	60.1%	60.1%
Norfolk Commerce Park(7)	3	Norfolk	261,989	2,600	81.2%	75.3%

Total Business Park	19		2,309,647	19,801	79.3%	78.6%
Office Park
Battlefield Corporate Center	1	Chesapeake	96,720	750	100.0%	100.0%
Industrial
1400 Cavalier Boulevard	4	Chesapeake	394,308	1,557	88.6%	88.6%
Diamond Hill Distribution Center	4	Chesapeake	712,683	2,830	82.0%	82.0%

Total Industrial	8		1,106,991	4,387	84.4%	84.4%
Total Norfolk	28		3,513,358	24,938	81.4%	81.0%

Total Consolidated	55		5,274,311	36,726	83.6%	83.3%

Total Redevelopment	1		38,988	—

Grand Total	56		5,313,299	$36,726	82.3%	81.3%

(1)
Annualized cash basis rent is reflected at a triple-net equivalent basis, which removes operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.

(2)	Does not include space in development or redevelopment.

(3)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center, and Pine Glen.

(4)	River’s Bend Center consists of the following properties: River’s Bend Center and River’s Bend Center II.

(5)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, 1434 Crossways Boulevard, and 1408 Stephanie Way

(6)	Greenbrier Business Center consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II, and Greenbrier Circle Corporate Center.

(7)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II, and Gateway II.

Development and Redevelopment Activity
As of June 30, 2011, the Company continued development of several parcels of land, including land adjacent to previously acquired properties and land acquired with the intent to develop. The Company constructs office, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company expects to continue redevelopment efforts on unfinished vacant spaces in its portfolio through the investment of capital in electrical, plumbing and other capital improvements in order to expedite the leasing of the spaces.
Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity (amounts in thousands):

		Square Feet	Cost to Date of	Square Feet	Cost to Date of
Reporting	Developable	Under	Development	Under	Redevelopment
Segment	Square Feet	Development	Activities	Redevelopment	Activities

Maryland	150	—	$—	—	$—
Northern Virginia	568	—	—	227	10,219
Southern Virginia	841	166	415	—	—
Washington, D.C.	30	—	—	135	726

	1,589	166	$415	362	$10,945

The majority of the development and redevelopment costs incurred through the Company’s ongoing projects have taken place at Three Flint Hill in the Company’s Northern Virginia region. Three Flint Hill is a 174,000 square foot, eight-story Class A office building. The Company has incurred approximately $9.9 million in redevelopment costs, which include architectural, and engineering design fees and permit fees as well as demolition, glass, HVAC, electrical, plumbing, and lobby finish work.
Lease Expirations
Approximately 15% of the Company’s annualized base rent is scheduled to expire in the remainder of 2011 and 2012, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During the three months ended June 30, 2011, the Company had a 71% retention rate, based on square footage. The weighted average rental rate on the Company’s renewed leases decreased 0.1% compared with the expiring leases.

The following table sets forth a summary schedule of the lease expirations at the Company’s properties for leases in place as of June 30, 2011 for each of the ten full calendar years beginning January 1, 2011 (dollars in thousands):

					Percent of
			Percent of		Total
	Number of		Total		Annualized	Annualized
Year of Lease	Leases		Square	Annualized Cash Basis	Cash Basis	Base Rent per
Expiration	Expiring	Square Feet	Feet	Rent	Rent	Sq. Ft.(1)

MTM(2)	15	99,894	0.9%	$1,077	0.7%	$10.78
2011	90	783,479	7.2%	9,438	6.5%	12.05
2012	119	913,819	8.4%	12,213	8.4%	13.36
2013	134	1,881,865	17.4%	26,373	18.1%	14.01
2014	126	1,432,883	13.2%	17,088	11.7%	11.93
2015	76	864,156	8.0%	10,901	7.5%	12.61
2016	66	1,616,698	14.9%	25,754	17.6%	15.93
Thereafter	142	3,235,989	29.9%	43,149	29.6%	13.33

Total	768	10,828,783	100.0%	$145,993	100.0%	$13.48

(1)	Annualized Cash Basis Rent is calculated as the contractual rent due under the terms of the lease, without taking into consideration rent abatements, divided by the square footage of the space.

(2)	Reflects leases that are renewed on a month to month basis at June 30, 2011.
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
Revenue Recognition
The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the term of its leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.

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
Accounts and Notes Receivable
The Company must make estimates of the collectability of its accounts and notes receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and interest and other income. The Company specifically analyzes accounts and notes receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts receivable. These estimates have a direct impact on the Company’s net income as a higher required allowance for doubtful accounts receivable will result in lower net income. The uncollectible portion of the amounts due from tenants, including straight-line rents, is charged to property operating expense in the period in which the determination is made.
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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. For the three and six months ended June 30, 2011, capitalized compensation costs were immaterial. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2011 with the Three and Six Months Ended June 30, 2010
During the first half of 2011, the Company acquired a building at One Fair Oaks; two buildings at Cedar Hill; a building at Merrill Lynch; and a building at 840 First Street, NE for an aggregate purchase cost of $189.6 million.
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
The term “Comparable Portfolio” refers to all consolidated properties owned by the Company for the entirety of the periods presented.
Total Revenues
Total revenues are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

Rental	$34,983	$26,606	$66,904	$53,145	$8,377	31%	$13,759	26%
Tenant reimbursements & other	$7,837	$5,961	$15,783	$13,612	$1,876	31%	$2,171	16%
Rental Revenue
Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $8.4 million and $13.8 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, which was primarily due to increased revenues from the Company’s recent acquisitions. The Non-comparable Properties contributed $8.8 million and $14.1 million of additional rental revenue for the three and six months ended June 30, 2011, respectively. Rental revenue for the Comparable Portfolio decreased $0.4 million and $0.3 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, due to an increase in vacancy. The weighted average occupancy of the Comparable Portfolio was 83.0% for the quarter ended June 30, 2011 compared with 84.1% for the same period in 2010. During the three months ended June 30, 2011, the Company signed 53 new and renewal leases, of which, 33 leases, or 62%, contained fixed rate rental increases ranging from 2.5% to 3.26%. The Company expects aggregate rental revenues will increase throughout 2011 due to a full-year of revenues from the properties acquired in 2010 and additional properties acquired in 2011.
The increase in rental revenue for the three and six months ended June 30, 2011 compared with 2010 includes $2.0 million and $4.2 million, respectively, for the Maryland reporting segment, $4.5 million and $7.3 million, respectively, for the Washington, D.C. reporting segment, $1.8 million and $2.0 million, respectively, for the Northern Virginia reporting segment and $0.1 million and $0.3 million, respectively, for the Southern Virginia reporting segment.

Tenant Reimbursements and Other Revenues
Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $1.9 million and $2.2 million during the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. The increase is due to the Non-comparable Properties, which contributed $2.3 million and $3.4 million of additional tenant reimbursements and other revenues for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. For the Comparable Portfolio, tenant reimbursements and other revenues decreased $0.4 million and $1.2 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010 primarily due to a reduction in termination fee income. The Company expects tenant reimbursements and other revenues to increase throughout 2011 due to a full-year of recoverable operating expenses from properties acquired in 2010 and additional properties acquired in 2011.
The increase in tenant reimbursements and other revenues for the three and six months ended June 30, 2011 compared with 2010 include $1.4 million and $2.2 million, respectively, for the Washington, D.C. reporting segment, $0.6 million and $0.2 million, respectively, for the Northern Virginia reporting segment and $0.2 million and $0.1 million, respectively, for the Southern Virginia reporting segment. For the Maryland reporting segment, tenant reimbursements and other revenues decreased $0.3 million for both the three and six months ended June 30, 2011 compared with the same periods in 2010.
Total Expenses
Property Operating Expenses
Property operating expenses are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

Property operating	$9,543	$6,863	$20,265	$16,600	$2,680	39%	$3,665	22%

Real estate taxes and insurance	$4,091	$3,131	$8,032	$6,392	$960	31%	$1,640	26%
Property operating expenses increased $2.7 million and $3.7 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. The increase is due to the Non-comparable Properties, which contributed $2.8 million and $4.7 million of additional property operating expenses for the three and six months ended June 30, 2011, respectively. For the Comparable Portfolio, property operating expenses decreased $0.1 million for the three months ended June 30, 2011, which was primarily due to a decline in reserves for bad debt expense, and decreased $1.0 million for the six months ended June 30, 2011 due to a decline in snow and ice removal costs. The Company expects property operating expenses to increase for the remainder of the year compared with prior year results due primarily to the Company’s new acquisitions. The increase in property operating expenses for the three and six months ended June 30, 2011 compared with 2010 includes $0.7 million and $1.2 million, respectively, for the Maryland reporting segment, $1.1 million and $1.9 million, respectively, for the Washington, D.C. reporting segment and $0.7 million and $0.6 million, respectively, for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, property operating expenses increased $0.2 million for the three months ended June 30, 2011 compared with the same period in 2010 and remained flat for the six months ended June 30, 2011 compared to 2010.
Real estate taxes and insurance expense increased $1.0 million and $1.6 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $1.2 million and $2.1 million for the three and six months ended June 30, 2011, respectively. For the Comparable Portfolio, real estate taxes and insurance expense decreased $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010 primarily due to lower real estate assessments and real estate tax rates. Real estate taxes and insurance expense for the three and six months ended June 30, 2011 compared with 2010, increased $0.2 million and $0.3 million, respectively, for the Maryland reporting segment, $0.8 million and $1.2 million, respectively, for the Washington, D.C. reporting segment and $0.1 million and $0.2 million, respectively, for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, real estate taxes and insurance expense decreased $0.1 million for both the three and six months ended June 30, 2011 compared to 2010.

Other Operating Expenses
General and administrative expenses are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$4,185	$3,675	$8,192	$7,384	$510	14%	$808	11%
General and administrative expenses increased $0.5 million and $0.8 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, primarily due to an increase in marketing and advertising expenses and consulting and accounting fees for the three and six months ended June 30, 2011.
Acquisition costs are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Decrease	Change	Increase	Change

	$552	$1,645	$2,737	$1,664	$1,093	66%	$1,073	64%
Acquisition costs decreased $1.1 million for the three months ended June 30, 2011 compared with the same period in 2010 and increased $1.1 million for the six months ended June 30, 2011 compared with the same period in 2010. During 2011, the Company acquired three properties in the first quarter and one property in the second quarter compared with 2010 when the Company acquired two properties in the second quarter.
Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$16,691	$10,196	$29,293	$19,879	$6,495	64%	$9,414	47%
Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $6.5 million and $9.4 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010 primarily due to the Company’s recent acquisitions. The Non-comparable Properties contributed additional depreciation and amortization expense of $6.2 million and $8.6 million for the three and six months ended June 30, 2011, respectively. The additional increase in depreciation and amortization expense was attributed to the Comparable Portfolio, which contributed additional depreciation and amortization expense of $0.3 million and $0.8 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, primarily due to the disposal of assets from tenants that vacated during the year prior to reaching the full term of their lease. The Company anticipates depreciation and amortization expense to increase the remainder of 2011 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2010 and additional properties acquired in 2011.

Contingent consideration related to acquisition of property is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Change	Change	Decrease	Change

	$—	$—	$—	$710	$—	—	$710	100%
As part of the consideration for the Company’s 2009 acquisition of Ashburn Center, the Company is obligated to record contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five year agreement. The Company initially recorded $0.7 million at the time of acquisition in December 2009, which represented the fair value of the Company’s potential obligation at acquisition. During the first quarter of 2010, the Company was able to lease vacant space at Ashburn Center faster than it had anticipated and, therefore, recorded additional contingent consideration of $0.7 million that reflected an increase in the potential consideration that may be owed to the seller. There was no significant change in the fair value of the contingent consideration during the three and six months ended June 30, 2011.
Other Expenses (Income)
Interest expense is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$10,473	$8,052	$19,100	$16,903	$2,421	30%	$2,197	13%
The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
Interest expense increased $2.4 million and $2.2 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. At June 30, 2011, the Company had $811.2 million of debt outstanding with a weighted average interest rate of 5.0% compared with $613.5 million of debt outstanding with a weighted average interest rate of 5.4% at June 30, 2010.
The increase in the Company’s interest expense is primarily attributable to an increase in mortgage interest expense, which increased $2.2 million and $2.7 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, due to the assumption of additional mortgages associated with the Company’s 2011 and 2010 acquisitions. During the fourth quarter of 2010, the Company entered into a $50.0 million secured term loan, which contributed additional interest expense of $0.4 million and $1.0 million for the three and six months ended June 30, 2011, respectively. The Company has incurred additional deferred financing costs with the assumption and issuance of new debt and the refinancing of its unsecured credit facility, which increased interest expense $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010.
For the three months ended June 30, 2011, the Company experienced an increase in interest expense associated with its unsecured revolving credit facility of $0.4 million, due to a higher outstanding balance on the facility, and a decrease in interest expense of $0.1 million for the six months ended June 30, 2011 as a higher outstanding balance on the facility was offset by a lower applicable interest rate. For the three and six months ended June 30, 2011, the average balance on the Company’s unsecured revolving credit facility was $151.1 million and $132.9 million, respectively, with a weighted average interest rate of 3.1% and 3.2%, respectively, compared with $84.5 million and $117.9 million with a weighted average interest rate of 3.6% and 3.8% for the three and six months ended June 30, 2010, respectively.

The increase in interest expense for the three and six months ended June 30, 2011 compared with 2010 was partially offset by a decrease of $0.2 million and $0.5 million, respectively, in interest expense associated with the Company’s Exchangeable Senior Notes as $20.1 million of the notes were repurchased in the second quarter of 2010. Also, the Company recorded an increase in capitalized interest of $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010.
The Company uses derivative financial instruments to manage exposure to interest rate fluctuations on its variable rate debt. On January 18, 2011, the Company fixed LIBOR at 1.474% on $50.0 million of its variable rate debt though an interest rate swap agreement that matures on January 15, 2014. During the first six months of 2010, the Company had fixed LIBOR on $85.0 million of variable rate debt through two interest rate swap agreements, which both expired in August 2010. As a result, interest expense related to the interest rate swap agreements decreased $0.4 million and $0.9 million for the three and six months ended March 31, 2011, respectively, compared with the same periods in 2010.
Interest and other income are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$1,410	$87	$2,235	$197	$1,323	1521%	$2,038	1035%
In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square a 461,000 square foot, Class A office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $1.4 million and $2.2 million for the three and six months ended June 30, 2011, respectively. The increase in interest and other income was partially offset by a $0.1 million decline in other income for both the three and six months ended June 30, 2011 compared to 2010, related to income received from the Company subleasing its former corporate office space.
Equity in losses of affiliates is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Decrease	Change	Decrease	Change

	$—	$20	$32	$59	$20	100%	$27	46%
Equity in losses of affiliates reflects the Company’s ownership interest in the operating results of the properties, in which, it does not have a controlling interest. The decrease in equity in losses of affiliates reflects a smaller aggregate loss generated by the properties owned by these ventures during the three and six months ended June 30, 2011 compared with the same periods in 2010.
Gain on early retirement of debt is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Decrease	Change	Decrease	Change

	$—	$164	$—	$164	$164	100%	$164	100%
During the second quarter of 2010, the Company issued 0.9 million common shares in exchange for retiring $13.03 million of Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes, which resulted in a gain of $0.2 million, net of deferred financing costs and discounts. The Company did not retire any Exchangeable Senior Notes or other debt resulting in a gain during the three and six months ended June 30, 2011.

Benefit from Income Taxes
Benefit from income taxes is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$148	$—	$461	$—	$148	—	$461	—
The Company owns three consolidated properties in Washington, D.C., 840 First Street, NE, 1211 Connecticut Avenue, NW and 440 First Street, NW, which are subject to income-based franchise taxes as a result of conducting business in Washington, D.C. The Company recorded a benefit from income taxes of $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively. The Company did not own any properties located in Washington D.C. that were subject to any Washington D.C. income-based franchise taxes during the three and six months ended June 30, 2010.
Discontinued Operations
Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Decrease	Change

	$1,909	$797	$(873)	$299	$1,112	140%	$1,172	392%
Represents the operating results of Aquia Commerce Center I & II, Gateway West, Old Courthouse Square, Deer Park and 7561 Lindbergh Drive. Aquia Commerce Center I & II and Gateway West were both sold in the second quarter of 2011, Old Courthouse Square was sold in the first quarter of 2011 and Deer Park and 7561 Lindbergh Drive were sold in the second quarter of 2010. Gateway West, Old Courthouse Square, Deer Park and 7561 Lindbergh Drive were located in the Company’s Maryland reporting segment and Aquia Commerce Center I & II was located in the Company’s Northern Virginia reporting segment. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.
Net loss (income) attributable to noncontrolling interests
Net loss (income) attributable to noncontrolling interests is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Decrease	Change	Increase	Change

	$65	$(1)	$203	$48	$66	6600%	$155	323%
Net loss (income) attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. The change in net loss (income) attributable to noncontrolling interests can be attributed to an increase in net income during the three months ended June 30, 2011 and an increase in net loss during the six months ended June 30, 2011 compared with the same periods in 2010.

The percentage of the Operating Partnership owned by noncontrolling interests increased to 4.5% as of June 30, 2011 compared with 1.9% as of June 30, 2010, primarily due to the issuance of 1,418,715 Operating Partnership units to partially fund the acquisition of 840 First Street, NE during the second quarter of 2011. During the fourth quarter of 2010, the Company acquired Redland Corporate Center through a joint venture, in which, it has a 97% economic interest. The Company consolidates the operating results of the property and recognizes its joint venture partner’s percentage of gains or losses from Redland Corporate Center in net loss (income) attributable to noncontrolling interests. For the quarter ended June 30, 2011, the joint venture partner’s share of the income in the operations of Redland Corporate Center was $2 thousand.
Same Property Net Operating Income
Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties whose period-over-period operations can be viewed on a comparative basis , is a primary performance measure the Company uses to assess the results of operations at its properties. Same Property NOI is a non-GAAP measure. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period and thus impact trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI because these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance. The Company also presents Same Property NOI results for each of its reporting segments, with the exception of its Washington, D.C. reporting segment, which did not have any properties owned for the entirety of the periods presented.

Comparison of the Three and Six Months Ended June 30, 2011 with the Three and Six Months Ended June 30, 2010
The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change
Number of buildings (1)	166	166	—	—	166	166	—	—

Same property revenue
Rental	$26,118	$26,499	$(381)	(1.4)	$52,647	$52,892	$(245)	(0.5)
Tenant reimbursements	5,400	5,342	58	1.1	11,843	12,538	(695)	(5.5)

Total same property revenue	31,518	31,841	(323)	(1.0)	64,490	65,430	(940)	(1.4)

Same property operating expenses
Property	6,258	6,404	(146)	(2.3)	14,627	15,825	(1,198)	(7.6)
Real estate taxes and insurance	2,881	3,113	(232)	(7.5)	5,867	6,350	(483)	(7.6)

Total same property operating expenses	9,139	9,517	(378)	(4.0)	20,494	22,175	(1,681)	(7.6)

Same property net operating income	$22,379	$22,324	$55	0.2	$43,996	$43,255	$741	1.7

Reconciliation to net income
Same property net operating income	$22,379	$22,323			$43,996	$43,255
Non-comparable net operating income (2) (3)	6,955	250			10,855	510
General and administrative expenses	(4,185)	(3,675)			(8,192)	(7,384)
Acquisition costs	(552)	(1,645)			(2,737)	(1,664)
Depreciation and amortization	(16,691)	(10,196)			(29,293)	(19,879)
Contingent consideration related to acquisition of property	—	—			—	(710)
Other expenses, net	(9,063)	(7,821)			(16,897)	(16,601)
Discontinued operations (4)	1,909	797			(873)	299

Net income (loss)	$752	$33			$(3,141)	$(2,174)

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	82.9%	84.1%			83.4%	84.6%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude the results of the following non same-properties: RiversPark I and II, Three Flint Hill, 500 First Street, NW, Battlefield Corporate Center, Redland Corporate Center, Atlantic Corporate Park, 1211 Connecticut Ave, NW, 440 First Street, NW, 7458 Candlewood Road, 1750 H Street, NW, Aviation Business Park, Cedar Hill I & III, Merrill Lynch, 840 First Street, NE, One Fair Oaks, Davis Drive and Sterling Park — Building 7.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Discontinued operations represent the results of operations and subsequent dispositions of Aquia Commerce Center I&II, Gateway West, Old Courthouse Square, Deer Park and 7561 Lindbergh Drive.

Same Property NOI increased $0.1 million, or 0.2%, and $0.7 million, or 1.7%, for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. Total same property revenues decreased $0.3 million and $0.9 million for the three and six months ended June 30, 2011, respectively, primarily due to an increase in vacancy. Total same property revenues for the six months ended June 30, 2011 were also impacted by a reduction in recoverable expenses due to lower snow and ice removal costs. Total same property expenses decreased $0.4 million for the three ended June 30, 2011, due to a reduction in real estate taxes, and decreased $1.7 million for the six months ended June 30, 2011 due to a reduction in real estate taxes and snow and ice removal costs.
Maryland

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change
Number of buildings (1)	63	63	—	—	63	63	—	—

Same property revenue
Rental	$8,325	$8,618	$(293)	(3.4)	$17,068	17,247	$(179)	(1.0)
Tenant reimbursements	1,575	1,573	2	0.1	3,655	3,929	(274)	(7.0)

Total same property revenue	9,900	10,191	(291)	(2.9)	20,723	21,176	(453)	(2.1)

Same property operating expenses
Property	1,832	2,112	(280)	(13.3)	4,749	5,385	(636)	(11.8)
Real estate taxes and insurance	990	1,007	(17)	(1.7)	1,950	2,066	(116)	(5.6)

Total same property operating expenses	2,822	3,119	(297)	(9.5)	6,699	7,451	(752)	(10.1)

Same property net operating income	$7,078	$7,072	$6	0.1	$14,024	$13,725	$299	2.2

Reconciliation to total property operating income:
Same property net operating income	$7,078	$7,072			$14,024	$13,725
Non-comparable net operating income(2)	1,177	433			2,346	401

Total property operating income	$8,255	$7,505			$16,370	$14,126

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	80.6%	82.8%			80.8%	82.5%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude Redland Corporate Center, 7458 Candlewood Road and Merrill Lynch.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Maryland properties slightly increased for the three months ended June 30, 2011 and increased $0.3 million, or 2.2%, for the six months ended June 30, 2011 compared with the same periods in 2010. Total same property revenues decreased $0.3 million and $0.5 million for the three and six months ended June 30, 2011, respectively, due to an increase in vacancy. Total same property operating expenses for the Maryland properties decreased $0.3 million for the three ended June 30, 2011, due to lower reserves for bad debt expense, and decreased $0.8 million due to lower real estate taxes, snow and ice removal costs and reserves for bad debt expense.

Northern Virginia

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change
Number of buildings (1)	49	49	—	—	49	49	—	—

Same property revenue
Rental	$8,159	$8,094	$65	0.8	$16,228	$16,137	$91	0.6
Tenant reimbursements	1,600	1,673	(73)	(4.4)	3,641	4,107	(466)	(11.3)

Total same property revenue	9,759	9,767	(8)	(0.1)	19,869	20,244	(375)	(1.9)

Same property operating expenses
Property	1,795	1,757	38	2.2	4,385	4,753	(368)	(7.7)
Real estate taxes and insurance	943	1,075	(132)	(12.3)	1,988	2,197	(209)	(9.5)

Total same property operating expenses	2,738	2,832	(94)	(3.3)	6,373	6,950	(577)	(8.3)

Same property net operating income	$7,021	$6,935	$86	1.2	$13,496	$13,294	$202	1.5

Reconciliation to total property operating income
Same property net operating income	$7,021	$6,935			$13,496	$13,294
Non-comparable net operating income (loss)(2) (3)	1,424	(69)			1,311	39

Total property operating income	$8,445	$6,866			$14,807	$13,333

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	83.6%	84.3%			84.1%	84.0%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude the results of Three Flint Hill, Atlantic Corporate Park, Cedar Hill, Davis Drive and Sterling Park-Building 7.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Northern Virginia properties increased $0.1 million, or 1.2%, and $0.2 million, or 1.5%, for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. Total same property revenues remained relatively flat for the three months ended June 30, 2011 and decreased $0.4 million for the six months ended June 30, 2011 compared with 2010 due to a decline in recoverable property operating expenses. Total same property operating expenses decreased $0.1 million and $0.6 million for the three and six months ended June 30, 2011, respectively, primarily due to lower real estate taxes and, in the first quarter of 2011 snow and ice removal costs.

Southern Virginia

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change
Number of buildings (1)	54	54	—	—	54	54	—	—

Same property revenue
Rental	$9,634	$9,787	$153	(1.6)	$19,351	$19,508	$(157)	(0.8)
Tenant reimbursements	2,225	2,096	129	6.2	4,547	4,502	45	1.0

Total same property revenue	11,859	11,883	(24)	(0.2)	23,898	24,010	(112)	(0.5)

Same property operating expenses
Property	2,631	2,535	96	3.8	5,493	5,687	(194)	(3.4)
Real estate taxes and insurance	948	1,031	(83)	(8.1)	1,929	2,087	(158)	(7.6)

Total same property operating expenses	3,579	3,566	13	0.4	7,422	7,774	(352)	(4.5)

Same property net operating income	$8,280	$8,317	$(37)	(0.4)	$16,476	$16,236	$240	1.5

Reconciliation to total property operating income
Same property net operating income	$8,280	$8,317			$16,476	$16,236
Non-comparable net operating income (loss) (2)	82	(125)			336	60

Total property operating income	$8,362	$8,192			$16,812	$16,296

(1) Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude the results of Battlefield Corporate Center.

(3) Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	84.0%	84.4%			84.6%	85.8%
Same Property NOI for the Southern Virginia properties slightly decreased for the three months ended June 30, 2011 and increased $0.2 million, or 1.5%, for the six months ended June 30, 2011 compared with the same periods in 2010. Total same property revenues slightly decreased for both the three and six months ended June 30, 2011 compared with 2010 as a result of an increase in vacancy. Total same property operating expense slightly increased for the three months ended June 30, 2011 and decreased $0.4 million primarily due to a decline in real estate taxes, snow and ice removal costs and reserves for anticipated bad debt expense.
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

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 15% of the Company’s annualized base rent is scheduled to expire during the next eighteen months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
The Company also believes that it will have sufficient cash flow or access to capital to meet its obligations over the next five years. The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, unsecured term loan, secured term loans and unsecured senior notes, proceeds from disposal of strategically identified assets (outright and through joint ventures) and the issuance of equity and debt securities.
For example:
•
In January 2011, the Company raised net proceeds of approximately $111 million through the issuance of 4.6 million 7.75% Series A Preferred Shares. The Company used $105.0 million of the proceeds to pay down a portion of its unsecured revolving credit facility;

•
On June 16, 2011, the Company amended and restated its unsecured revolving credit facility. Under the new agreement, the capacity on the Company’s unsecured revolving credit facility was expanded from $225 million to $255 million and the maturity date was extended to January 2014 with a one-year extension at the Company’s option, which it intends to exercise. The interest rate on the unsecured revolving credit facility decreased from a range of LIBOR plus 275 to 375 basis points to a range of LIBOR plus 200 to 300 basis points, depending on the Company’s overall leverage; and

•
On July 18, 2011, the Company entered into a three-tranche $175.0 million unsecured term loan. The unsecured term loan’s three tranches have maturity dates staggered in one-year intervals. Tranche A has an outstanding balance of $60.0 million at an interest rate of LIBOR plus 215 basis points and matures on July 18, 2016. Tranche B has an outstanding balance of $60.0 million at an interest rate of LIBOR plus 225 basis points and matures on July 18, 2017. Tranche C has an outstanding balance of $55.0 million at an interest rate of LIBOR plus 230 basis points and matures on July 18, 2018. The Company used the funds to pay down $117.0 million of the outstanding balance on its unsecured revolving credit facility, to repay its $50.0 million senior secured term loan and for other general corporate purposes.

The Company’s ability to raise funds through sales of debt and equity securities and access other third party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of the Company’s shares. The Company will continue to analyze which sources of capital are most advantageous to it at any particular point in time, but the capital markets may not be consistently available on terms the Company deems attractive, or at all.

Financial Covenants
The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed debt coverage and other financial metrics. As of June 30, 2011, the Company was in compliance with all of the financial covenants of its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at June 30, 2011 (dollars in thousands):
Unsecured Revolving Credit Facility and Secured Term Loans

	Unsecured		2007		2008
	Revolving		Secured		Secured
	Credit Facility	Covenant	Term Loan	Covenant	Term Loan	Covenant
Unencumbered Pool Leverage(1)	40.3%	≤ 62.5%	—	—	—	—
Unencumbered Pool Debt Service Coverage Ratio(1),	4.01x	≥ 1.75x	—	—	—	—
Maximum Consolidated Total Indebtedness	50.2%	≤ 62.5%	53.7%	≤ 62.5%	51.3%	≤ 60%
Minimum Tangible Net Worth	$849,365	≥ $690,290	$754,509	≥ $690,290	$833,310	≥ $690,290
Fixed Charge Coverage Ratio	1.98x	≥ 1.50x	1.81x	≥ 1.50x	1.81x	≥ 1.50x
Maximum Secured Debt	33.1%	≤ 40%	34.6%	≤ 40%	33.0%	≤ 40%

(1)	Covenant applies only to the Company’s unsecured revolving credit facility.
Senior Notes

	Senior Notes	Covenant
Unencumbered Pool Leverage	2.45x	≥ 1.50x
Unencumbered Pool Debt Service Coverage Ratio	4.07x	≥ 1.75x
Maximum Consolidated Total Indebtedness	52.5%	≤ 65%
Minimum Tangible Net Worth	$792,716	≥ $690,290
Fixed Charge Coverage Ratio	1.81x	≥ 1.50x
Maximum Secured Debt	33.8%	≤ 40%
Non-Financial Covenants in Mortgage Loan Documents
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Operating Partnership. As of June 30, 2011, the Company believes that there were eight mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $77 million. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and six were assumed subsequent to its IPO. In July 2011, the Company repaid two mortgages totaling $19.7 million with Prohibited Transfer provisions that were both assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Operating Partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Senior Unsecured Series A and Series B Notes, its unsecured revolving credit facility, its unsecured term loan, its two Secured Term Loans and its Exchangeable Senior Notes.

Cash Flows
Due to the nature of the Company’s business, it relies on net cash provided by operations to fund its short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by the Company’s tenants. The ability of tenants to meet their obligations, including the payment of rent contractually owed to the Company, and the Company’s ability to lease space to new or replacement tenants on favorable terms, could affect the Company’s cash available for short-term liquidity needs. The Company intends to meet short and long term funding requirements for debt maturities, interest payments, dividend distributions and capital expenditures through cash flow provided by operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, proceeds from asset disposals and the issuance of equity and debt securities.
The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of Operating Partnership units or sales of assets, outright or through joint ventures.
Consolidated cash flow information is summarized as follows:

	Six Months Ended
	June 30,
(amounts in thousands)	2011	2010	Change

Cash provided by operating activities	$16,546	$17,948	$(1,402)
Cash used in investing activities	(70,570)	(79,198)	8,628
Cash provided by financing activities	33,459	63,411	(29,952)
Net cash provided by operating activities decreased $1.4 million for the six months ended June 30, 2011 compared with the same period in 2010 primarily due to a $5.8 million increase in the amount of cash the Company contributed to its escrow and reserve accounts. During the six months ended June 30, 2011, the Company assumed three mortgages in financing its property acquisitions and under the provisions of the mortgages the Company was required to contribute funds to various escrow and reserve accounts. The decrease in cash provided by operating activities during the six months ended June 30, 2011 compared with the same period in 2010 was also the result of an increase in the Company’s deferred costs. The decrease in cash provided by operating activities was partially offset by an increase in the Company’s accounts payable and other liabilities for the six months ended June 30, 2011 compared with the same period in 2010.
Net cash used in investing activities decreased $8.6 million for the six months ended June 30, 2011 compared with the same period in 2010. The decrease in cash used in investing activities is primarily due to a reduction in cash used for property acquisitions. During the first six months of 2011, the Company used $20.0 million of cash to acquire four properties and a land parcel compared with the use of $81.5 million of cash to acquire two office buildings during the first six months of 2010. The 2011 acquisitions were partially funded by the assumption of mortgage debt totaling $139.4 million and the issuance of Operating Partnership units valued at $21.7 million, while the 2010 acquisitions were funded with cash. Also, the Company received proceeds of $26.9 million from the sale of three properties during the six months ended June 30, 2011 compared with proceeds of $11.4 million received from the sale of two properties during the same period in 2010. The decrease in cash used in investing activities was partially offset by the Company providing a $30.0 million subordinated loan to the owners of an office building located in Washington, D.C. During the six months ended June 30, 2011, the Company used $25.4 million of cash on additions to rental property and construction in progress compared with $6.2 million used during the six months ended June 30, 2010. Also, as of June 30, 2011, the Company had paid $20.3 million in deposits on potential acquisitions compared with $2.1 million in deposits paid as of June 30, 2010. Of the $20.3 million in deposits, $11.3 million related to proceeds received on the sale of a property in the second quarter of 2011, which was part of a like-kind exchange for a property acquired in July 2011. As part of a property acquisition in 2011, the Company was required to escrow $2.2 million for future tenant improvements.
Net cash provided by financing activities decreased $30.0 million for the six months ended June 30, 2011 compared with the same period in 2010. The Company repaid outstanding debt on its unsecured revolving credit facility and mortgage loans totaling $130.8 million for the six months ended June 30, 2011 compared with repayments of $93.5 million during the same period in 2010. The Company borrowed $78.0 million on its unsecured revolving credit facility during the six months ended June 30, 2011 compared with borrowings of $46.0 million on its facility and the issuance of a $39.0 million mortgage loan during the same period in 2010. During the six months ended June 30, 2011, the Company issued 4.6 million of Series A Preferred Shares for net proceeds of $111.0 million compared with the issuance of 6.3 million common shares for net proceeds of $87.0 million during the six months ended June 30, 2010. The proceeds from both the preferred and common share issuances during the first six months of 2011 and 2010 were used to pay down a portion of the outstanding balance on the Company’s unsecured revolving credit facility. As a result of the Company’s equity issuances during 2011 and 2010, its cash paid for dividends increased $9.8 million for the six months ended June 30, 2011 compared with the same period in 2010. During the six months ended June 30, 2011, the Company received $1.0 million from a consolidated joint venture partner, which was applied toward a deposit on a potential acquisition.

Contractual Obligations
As of June 30, 2011, the Company had development and redevelopment contractual obligations of $3.0 million outstanding, primarily related to redevelopment activities at Three Flint Hill, which is undergoing a complete redevelopment, and capital improvement obligations of $4.1 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of June 30, 2011. Also, as of June 30, 2011, the Company had $4.8 million of tenant improvement obligations, primarily related to a tenant at Indian Creek Court. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility. At June 30, 2011, the Company had $91.0 million available under its unsecured revolving credit facility.
In connection with the Company’s 2009 acquisition of Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. As of June 30, 2011, the Company’s total contingent consideration obligation to the former owner of Ashburn Center was approximately $1.4 million.
On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. As of June 30, 2011, the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected on the Company’s condensed consolidated financial statements.
On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the lease renewal by the building’s sole tenant or the re-tenanting of the property. At acquisition, the Company was in negotiations with the existing tenant to renew its lease through August 2023. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease. Based on the probability of renewal and lease terms used in the original estimate of fair value, the value of contingent consideration remained unchanged
As of June 30, 2011, the Company had $5.1 million in deposits outstanding for potential acquisitions. The Company had no other material contractual obligations as of June 30, 2011.
Distributions
The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of June 30, 2011, owned 95.5% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Trustees.

Dividends
On July 25, 2011, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend is payable on August 12, 2011 to common shareholders of record as of August 5, 2011. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend is payable on August 15, 2011 to preferred shareholders of record as of August 5, 2011.
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
The following table presents a reconciliation of net (loss) income available to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net (loss) income available to common shareholders	$(1,411)	$32	$(6,948)	$(2,126)
Add: Depreciation and amortization:
Real estate assets	16,691	10,196	29,293	19,879
Discontinued operations	222	361	520	815
Unconsolidated joint ventures	513	125	1,036	238
Consolidated joint venture	(21)	—	(40)	—
Gain on sale of real estate properties	(1,954)	(557)	(1,954)	(557)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(67)	1	(203)	(48)

FFO available to common shareholders and unitholders	$13,973	$10,158	$21,704	$18,201

Weighted average common shares and Operating Partnership units outstanding — diluted	51,829	37,430	51,169	34,473

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
At June 30, 2011, the Company’s exposure to variable interest rates consisted of $164.0 million of borrowings on its unsecured revolving credit facility and $100.0 million on three secured term loans. A change in interest rates of 1% would result in an increase or decrease of $2.6 million in interest expense on an annualized basis. As of June 30, 2011, the Company has hedged $50.0 million of its variable rate debt through an interest rate swap agreement that matures on January 15, 2014. During July 2011, the Company entered into four interest rate swap agreements that fixed LIBOR on $120 million of its variable rate debt. The table below summarizes the Company’s four new interest rate swap agreements, which were all effective on July 18, 2011 (dollars in thousands):

		Interest Rate	Fixed LIBOR
Maturity Date	Amount	Contractual Component	Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.7625%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
As of June 30, 2011, the Company was not subject to any material pending legal proceedings.

Item 1A.	Risk Factors
In addition to the risk factors previously disclosed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company is subject to the following additional risk:
The recent downgrade of the U.S. Government’s credit rating could cause a worsening of general economic conditions and an increase in interest rates, which could materially adversely affect our business, financial condition, results of operations and ability to make distributions to our shareholders.
On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future U.S. Government spending levels by as much as $2.4 trillion over the next decade. Notwithstanding the passage of this legislation, there remains uncertainty about whether and when the U.S. Government will implement the budget cuts, which has resulted in continued concerns that the U.S. Government could default on its obligations in the future. On August 5, 2011, Standard & Poor’s downgraded the U.S. Government’s credit rating for the first time in history due to its belief that the legislation was inadequate to address the country’s growing debt burden. The decision of Standard & Poor’s to downgrade the U.S. Government’s credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant rise in interest rates. These events could cause the interest rates on our borrowings and our cost of capital to increase significantly, and could extend to our tenants. As a result, these events could materially and adversely affect our interest expense and other costs of borrowing and make it more difficult to refinance our indebtedness when it becomes due and payable, lease vacant space and re-let space as leases expire and to acquire properties on attractive terms, and could adversely affect the ability of our tenants to meet their lease obligations or alter their intent, need or ability to renew expiring leases. Furthermore, the downgrade of the U.S. Government’s credit rating could result in significant volatility in global stock markets, which could cause the market price of our common and preferred stock to decrease significantly. Any of these outcomes could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

No.		Description

4.3
Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

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

10.1	*
Amendment No. 2, dated October 27, 2010, to the Company’s Second Amended and Restated Revolving Credit Agreement, dated December 29, 2009, between the Operating Partnership, certain of the Operating Partnership’s subsidiaries and KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank, N.A. Chevy Chase Bank (a division of Capital One, N.A.), U.S. Bank, N.A. and TD Bank, N.A.

10.2	*
Amendment No. 3, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors), KeyBank and Wells Fargo, to the Secured Term Loan Agreement, dated August 11, 2008, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.3	*
Amendment No. 4, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.4	*	Secured term loan agreement, dated November 10, 2010, between the Operating Partnership and KeyBank N.A.
10.5
Amendment No. 1 to Secured Term Loan Agreement dated as of May 10, 2011 by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association (as a lender and as administrative agent) and the other lenders that may become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2011).

10.6
Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2011).

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

101	XBRL
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2011 and 2010; and (iv) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: August 9, 2011	/s/ Douglas J. Donatelli Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: August 9, 2011	/s/ Barry H. Bass Barry H. Bass
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.		Description

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

4.3
Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

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

10.1	*
Amendment No. 2, dated October 27, 2010, to the Company’s Second Amended and Restated Revolving Credit Agreement, dated December 29, 2009, between the Operating Partnership, certain of the Operating Partnership’s subsidiaries and KeyBank N.A., Wells Fargo N.A., Wachovia Bank, N.A., Bank of Montreal, PNC Bank, N.A. Chevy Chase Bank (a division of Capital One, N.A.), U.S. Bank, N.A. and TD Bank, N.A.

No.		Description

10.2	*
Amendment No. 3, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors), KeyBank and Wells Fargo, to the Secured Term Loan Agreement, dated August 11, 2008, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.3	*
Amendment No. 4, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.4	*	Secured term loan agreement, dated November 10, 2010, between the Operating Partnership and KeyBank N.A.
10.5
Amendment No. 1 to Secured Term Loan Agreement dated as of May 10, 2011 by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association (as a lender and as administrative agent) and the other lenders that may become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2011).

10.6
Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2011).

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

101	XBRL
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2011 and 2010; and (iv) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.