Form 10-Q
period 2011-09-30
FIRST POTOMAC REALTY TRUST
filed 2011-11-08
CIK 1254595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of November 4, 2011, there were 50,291,606 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Rental property, net	$1,427,788	$1,217,897
Cash and cash equivalents	14,646	33,280
Escrows and reserves	16,730	8,070
Accounts and other receivables, net of allowance for doubtful accounts of $3,138 and $3,246, respectively	7,935	7,238
Accrued straight-line rents, net of allowance for doubtful accounts of $360 and $849, respectively	16,337	12,771
Notes receivable, net	54,644	24,750
Investment in affiliates	24,338	23,721
Deferred costs, net	33,447	20,174
Prepaid expenses and other assets	18,331	14,230
Intangible assets, net	59,587	34,551

Total assets	$1,673,783	$1,396,682

Liabilities:
Mortgage loans	$420,089	$319,096
Exchangeable senior notes, net	30,357	29,936
Senior notes	75,000	75,000
Secured term loans	30,000	110,000
Unsecured term loan	175,000	—
Unsecured revolving credit facility	142,000	191,000
Accounts payable and other liabilities	50,902	16,827
Accrued interest	4,157	2,170
Rents received in advance	7,129	7,049
Tenant security deposits	5,574	5,390
Deferred market rent, net	5,049	6,032

Total liabilities	945,257	762,500

Noncontrolling interests in the Operating Partnership (redemption value of $36,419 and $16,122, respectively)	39,360	16,122

Equity:
Series A Preferred Shares, $25 par value, 50,000 shares authorized: 4,600 and 0 shares issued and outstanding, respectively	115,000	—
Common shares, $0.001 par value, 150,000 common shares authorized: 50,061 and 49,922 shares issued and outstanding, respectively	50	50
Additional paid-in capital	795,480	794,051
Noncontrolling interests in consolidated partnerships	5,237	3,077
Accumulated other comprehensive loss	(5,405)	(545)
Dividends in excess of accumulated earnings	(221,196)	(178,573)

Total equity	689,166	618,060

Total liabilities, noncontrolling interests and equity	$1,673,783	$1,396,682

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental	$36,121	$27,520	$103,025	$80,665
Tenant reimbursements and other	8,993	6,179	24,776	19,791

Total revenues	45,114	33,699	127,801	100,456

Operating expenses:
Property operating	11,211	7,672	31,476	24,272
Real estate taxes and insurance	4,253	2,948	12,284	9,339
General and administrative	4,354	3,475	12,546	10,859
Acquisition costs	1,737	361	4,475	2,025
Depreciation and amortization	16,088	10,608	45,381	30,487
Impairment of real estate asset	3,111	—	3,111	—
Change in contingent consideration related to acquisition of property	(1,487)	—	(1,487)	710

Total operating expenses	39,267	25,064	107,786	77,692

Operating income	5,847	8,635	20,015	22,764

Other expenses, net:
Interest expense	11,207	8,431	30,307	25,333
Interest and other income	(1,534)	(89)	(3,769)	(285)
Equity in losses of affiliates	81	75	112	134
Gain on early retirement of debt	—	—	—	(164)

Total other expenses, net	9,754	8,417	26,650	25,018

(Loss) income from continuing operations before income taxes	(3,907)	218	(6,635)	(2,254)

Benefit from income taxes	195	—	655	—

(Loss) income from continuing operations	(3,712)	218	(5,980)	(2,254)

Discontinued operations:
Loss from operations of disposed properties	—	(3,153)	(2,827)	(3,412)
Gain on sale of real estate properties	—	—	1,954	557

Loss from discontinued operations	—	(3,153)	(873)	(2,855)

Net loss	(3,712)	(2,935)	(6,853)	(5,109)

Less: Net loss attributable to noncontrolling interests	265	55	469	103

Net loss attributable to First Potomac Realty Trust	(3,447)	(2,880)	(6,384)	(5,006)

Less: Dividends on preferred shares	(2,228)	—	(6,239)	—

Net loss attributable to common shareholders	$(5,675)	$(2,880)	$(12,623)	$(5,006)

Basic and diluted earnings per share:
(Loss) income from continuing operations	$(0.12)	$—	$(0.25)	$(0.08)
Loss from discontinued operations	—	(0.08)	(0.02)	(0.08)

Net loss	$(0.12)	$(0.08)	$(0.27)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	49,308	37,269	49,275	34,804
See accompanying notes to condensed consolidated financial statements

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(6,853)	$(5,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate properties	(1,954)	(557)
Depreciation and amortization	520	231
Impairment of real estate assets	2,710	4,013
Depreciation and amortization	45,949	31,978
Stock based compensation	2,012	2,869
Bad debt expense	667	767
Benefit from income taxes	(656)	—
Amortization of deferred market rent	(505)	(1,044)
Amortization of financing costs and discounts	1,891	539
Amortization of rent abatement	2,042	1,806
Equity in losses of affiliates	112	134
Distributions from investments in affiliates	84	437
Contingent consideration related to acquisition of property	(1,487)	710
Gain on early retirement of debt	—	(164)
Impairment of real estate assets	3,111	—
Changes in assets and liabilities:
Escrows and reserves	(6,411)	(955)
Accounts and other receivables	(167)	(1,349)
Accrued straight-line rents	(5,771)	(1,220)
Prepaid expenses and other assets	(1,683)	(497)
Tenant security deposits	183	(155)
Accounts payable and accrued expenses	5,773	1,160
Accrued interest	1,986	1,716
Rents received in advance	89	(174)
Deferred costs	(14,841)	(5,500)

Total adjustments	33,654	34,745

Net cash provided by operating activities	26,801	29,636

Cash flows from investing activities:
Purchase deposit on future acquisitions	(8,168)	(3,018)
Purchase of mortgage loan	—	(7,970)
Proceeds from sales of real estate assets	26,883	11,414
Change in escrow and reserves	(2,020)	—
Investment in note receivable	(29,350)	—
Acquisition of rental property and associated intangible assets	(67,583)	(81,492)
Additions to rental property	(26,540)	(12,017)
Acquisition of land parcel	(7,500)	—
Additions to construction in progress	(11,938)	(2,484)
Investment in unconsolidated joint ventures	(650)	—
Deconsolidation of joint venture	—	(896)

Net cash used in investing activities	(126,866)	(96,463)

Cash flows from financing activities:
Financing costs	(4,063)	(1,327)
Issuance of debt	348,000	90,000
Issuance of common shares, net	—	94,258
Issuance of preferred shares, net	110,997	—
Contributions from joint venture partners	2,152	—
Repayments of debt	(339,471)	(94,782)
Dividends to common shareholders	(30,000)	(21,115)
Dividends to preferred shareholders	(5,125)	—
Distributions to noncontrolling interests	(1,142)	(439)
Stock option exercises	83	22

Net cash provided by financing activities	81,431	66,617

Net decrease in cash and cash equivalents	(18,634)	(210)
Cash and cash equivalents, beginning of period	33,280	9,320

Cash and cash equivalents, end of period	$14,646	$9,110

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows — Continued
(unaudited)
Supplemental disclosures of cash flow information for the nine months ended September 30 are as follows (amounts in thousands):

	2011	2010
Cash paid for interest, net	$26,292	$23,059
Cash paid for income based franchise taxes	242	—
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	139,373	—
Contingent consideration recorded in connection with acquisition of real estate	745	—
Conversion of Operating Partnership units into common shares	19	55
Issuance of Operating Partnership units in connection with acquisitions of real estate	28,845	—
Cash paid for interest on indebtedness is net of capitalized interest of $1.3 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.
During the nine months ended September 30, 2011, 1,300 Operating Partnership units were redeemed for an equivalent number of the Company’s common shares. No Operating Partnership units were redeemed for an equivalent number of the Company’s common shares during the nine months ended September 30, 2010.
During the nine months ended September 30, 2011 the Company acquired six consolidated properties at an aggregate purchase price of $251.5 million, including the assumption of mortgage debt with an aggregate fair value of $139.4 million. During the nine months ended September 30, 2011, the Company issued 1,963,388 Operating Partnership units valued at $28.8 million in connection with the acquisition of 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy a portion of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At September 30, 2011, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units dependent upon the leasing of any of the vacant space.

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
The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of September 30, 2011, owned a 94.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At September 30, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. As of September 30, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The U.S Government also accounted for approximately 30% of the Company’s outstanding accounts receivables at September 30, 2011. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s current report on Form 8-K dated September 29, 2011 and as updated from time to time in other filings with the Securities and Exchange Commission.
In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year.

(b) Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; derivative valuations; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.
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

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Tenant improvements	Shorter of the useful lives of the assets or the terms of the related leases
Lease related intangible assets	Shorter of the term of related lease or the period the tenant occupies the space
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
The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, the Company’s Board of Trustees or a designated delegate has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition.
The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. For the three and nine months ended September 30, 2011 and 2010, capitalized compensation costs were immaterial. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
(d) Notes Receivable
The Company lends money to the owners of real estate properties, which are collateralized by a direct or indirect interest in the real estate property. The Company records these investments as “Notes receivable, net” in its consolidated balance sheets. The investments are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. The Company records interest earned from notes receivable and amortization of any discount or issuance costs within “Interest and other income” in its consolidated statements of operations.
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
(f) Application of New Accounting Standards
New guidance was issued that allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the consolidated financial statements. The guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update will change the order in which certain consolidated financial statements are presented and provide additional detail on those consolidated financial statements when applicable, but will not have any other impact on its consolidated financial statements.
In September 2011, new accounting guidance was issued regarding the testing of potential goodwill impairment, which permits a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the new guidance, a two-step test was required to assess goodwill for impairment. The required disclosure is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not believe the implementation of this standard will have a material impact on its condensed consolidated financial statements.
(3) Earnings Per Share
Basic earnings or loss per share (“EPS”) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period, which include stock options, non-vested shares, preferred shares and Exchangeable Senior Notes. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in total earnings attributable to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(3,712)	$218	$(5,980)	$(2,254)
Loss from discontinued operations	—	(3,153)	(873)	(2,855)

Net loss	(3,712)	(2,935)	(6,853)	(5,109)
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	265	(4)	487	48
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests	—	59	(18)	55

Net loss attributable to First Potomac Realty Trust	(3,447)	(2,880)	(6,384)	(5,006)

Less: Dividends on preferred shares	(2,228)	—	(6,239)	—

Net loss attributable to common shareholders	(5,675)	(2,880)	(12,623)	(5,006)

Less: Allocation to participating securities	(150)	(151)	(442)	(455)

Net loss attributable to common shareholders	$(5,825)	$(3,031)	$(13,065)	$(5,461)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding — basic and diluted	49,308	37,269	49,275	34,804

Basic and diluted earnings per share:
(Loss) income from continuing operations	$(0.12)	$—	$(0.25)	$(0.08)
Loss from discontinued operations	—	(0.08)	(0.02)	(0.08)

Net loss	$(0.12)	$(0.08)	$(0.27)	$(0.16)

In accordance with accounting requirements regarding earnings per share, the Company did not include the following potential common shares in its calculation of diluted earnings per share as they are anti-dilutive (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock option awards	903	832	907	843
Non-vested share awards	388	310	406	327
Conversion of Exchangeable Senior Notes(1)	854	854	854	1,180
Series A Preferred Shares(2)	8,303	—	7,636	—

	10,448	1,996	9,803	2,350

(1)	At September 30, 2011 and 2010, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares.

(2)	The Company’s Series A Preferred Shares are only convertible into the Company’s common shares upon certain changes of control of the Company.

(4) Rental Property
Rental property represents property, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Land and land improvements	$385,306	$315,229
Buildings and improvements	1,045,358	930,077
Construction in process	63,331	41,685
Tenant improvements	108,361	92,002
Furniture, fixtures and equipment	5,381	9,894

	1,607,737	1,388,887
Less: accumulated depreciation	(179,949)	(170,990)

	$1,427,788	$1,217,897

(a) Development and Redevelopment Activity
The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity (amounts in thousands):

		Square Feet	Cost to Date of	Square Feet	Cost to Date of
Reporting	Developable	Under	Development	Under	Redevelopment
Segment	Square Feet	Development	Activities	Redevelopment	Activities
Maryland	250	—	$—	—	$—
Northern Virginia	568	—	—	15	—
Southern Virginia	841	166	477	—	—
Washington, D.C.	742	—	—	135	1,225

	2,401	166	$477	150	$1,225

The Company anticipates the majority of the development and redevelopment efforts on these projects will continue throughout the remainder of 2011 and into 2012.
At September 30, 2011, the Company had completed development and redevelopment activities that have yet to be placed in service on 243 thousand square feet, at a cost of $16.1 million, in its Northern Virginia reporting segment and 39 thousand square feet, at a cost of $1.2 million, in its Southern Virginia reporting segment. The majority of the costs on the construction projects to be placed in service relate to redevelopment activities at Three Flint Hill in the Company’s Northern Virginia reporting segment, which were completed in the third quarter of 2011 at a cost of $11.0 million. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

(b) Acquisitions
During the third quarter of 2011, the Company acquired the following properties, which are included in its condensed consolidated financial statements from the date of acquisition (dollars in thousands):

					Aggregate
		Acquisition	Property	Square	Purchase
	Location	Date	Type	Feet	Price

Greenbrier Towers	Southern Virginia	July 19	Office	171,894	$16,641

1005 First Street, NE	Washington, D.C.	August 4	Office	30,414	45,240	(1)

				202,308	$61,881

(1)	Includes a deferred purchase price liability of $8.6 million.
On August 4, 2011, the Company formed a joint venture with an affiliate of Perseus Realty, LLC to acquire 1005 First Street, NE in Washington, D.C. for $46.8 million, of which, $38.4 million was paid at closing and the remaining $8.4 million will be paid in August 2013. The Company recorded the $8.4 million deferred purchase price obligation at its fair value at the time of acquisition within “Accounts payable and other liabilities” in its consolidated balance sheets. The Company determined the fair value of the deferred purchase price by calculating the present value of the obligation that is due in 2013 using a discount rate for comparable transactions. The site is currently occupied by the Greyhound Lines, Inc., “Greyhound”, which leased back the site under a ten-year lease agreement with a termination option, at no penalty, after the second year. Greyhound has announced that it intends to relocate its operations to nearby Union Station, at which point the joint venture anticipates developing the 1.6 acre site, which can accommodate development of up to approximately 712,000 square feet of office space. The development of the site will be managed by an affiliate of Perseus Realty, LLC. The property is located in a former industrial area of Washington, D.C. where contaminated soil and/or groundwater are commonly encountered due to past usage. The Company solicited a third party to quantify the remediation needed at the property to remove any contaminates. The third party determined the approximate cost of the site remediation to be $2.4 million, which the Company recorded as an addition to “Accounts payable and other liabilities” on its consolidated balance sheets. The Company anticipates owning 97% of the joint venture when the joint venture is fully capitalized. At acquisition, the fair value of the noncontrolling interest in the Greyhound property was approximately $1.2 million, which equates to the Company’s joint venture partner’s proportionate share of the purchase price.
The fair values of the assets and liabilities acquired in the third quarter of 2011 are as follows (amounts in thousands):

Land	$46,497
Acquired tenant improvements	1,325
Building and improvements	13,264
In-place leases	2,249
Acquired leasing commissions	351
Marketing and legal intangible	188
Above-market leases acquired	448

Total assets acquired	64,322
Below-market leases assumed	(91)
Environmental remediation obligation	(2,350)
Deferred purchase price obligation	(6,840)

Net assets acquired	$55,041

The fair values for the assets and liabilities acquired in 2011 are preliminary as the Company continues to finalize their acquisition date fair value determination.

At September 30, 2011, the weighted average amortization period of the Company’s consolidated intangible assets acquired in the third quarter of 2011 was 3.3 years. At September 30, 2011, the intangible assets acquired during the third quarter are comprised of the following categories with their respective weighted average amortization periods: acquired tenant improvements 3.6 years; in-place leases 3.1 years; acquired leasing commissions 3.6 years; marketing and legal expenses 3.4 years; above market leases 3.4 years; and below-market leases 4.4 years.
In March 2011, the Company acquired 840 First Street, NE, and, upon completion of the final tax return by the prior ownership entity during the third quarter, the Company recognized a deferred tax liability associated with the carryover basis of the property. As a result, the Company recognized goodwill of approximately $4.8 million on its consolidated balance sheet representing the residual difference between the consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including deferred taxes representing the difference between the fair value at acquisition and the carryover basis used for income tax purposes.
(5) Notes Receivable
Below is a summary of the Company’s notes receivable as of September 30, 2011 (dollars in thousands):

		Balance At September 30, 2011
		Unamortized
		Origination		Interest
Issued	Face Amount	Costs	Balance	Rate	Secured Property

December 2010	$25,000	$(220)	$24,780	12.5%	950 F Street, NW
April 2011	30,000	(136)	29,864	9.0%	America’s Square

	$55,000	$(356)	$54,644

During the three and nine months ended September 30, 2011, the Company recorded interest income of $1.5 million and $3.6 million, respectively, related to its notes receivable.
(6) Investment in Affiliates
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
Since January 1, 2010, the Company has had a 25% noncontrolling interest in the two separate unconsolidated joint ventures that own RiversPark I and II. During the fourth quarter of 2010, the Company entered into two separate joint ventures, in which it had a 50% noncontrolling interest, to own 1750 H Street, NW and Aviation Business Park.
The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Assets:
Rental property, net	$103,415	$104,559
Cash and cash equivalents	2,919	1,706
Other assets	9,838	11,442

Total assets	116,172	117,707

Liabilities:
Mortgage loans(1)	59,111	59,914
Other liabilities	2,287	4,316

Total liabilities	61,398	64,230

Net assets	$54,774	$53,477

(1)	Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company.

The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in losses of affiliates” (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total revenues	$2,896	$1,158	$8,860	$3,459
Total operating expenses	(995)	(237)	(2,917)	(887)

Net operating income	1,901	921	5,943	2,572
Depreciation and amortization	(1,274)	(751)	(3,835)	(1,705)
Other expenses, net	(854)	(471)	(2,429)	(1,402)

Net loss	$(227)	$(301)	$(321)	$(535)

(7) Discontinued Operations
The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Reporting	Disposition		Square
	Segment	Date	Property Type	Feet

Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488
Gateway West	Maryland	5/27/2011	Office	111,481
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208
7561 Lindbergh Drive	Maryland	6/16/2010	Industrial	36,000
Deer Park	Maryland	4/23/2010	Business Park	171,125

				584,302

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during the nine months ended September 30, 2011 and 2010.
The following table summarizes the components of net loss from discontinued operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$—	$957	$1,055	$3,146
Net loss, before gain on sale or taxes	—	(3,153)	(2,827)	(3,412)
Gain on sale of real estate properties	—	—	1,954	557

(8) Debt
The Company’s borrowings consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through June 2021	$420,089	$319,096
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, maturing December 2011(1)	30,357	29,936
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 3.50%, maturing January 2014(2)(3)	30,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, matured August 2011(3)(4)	—	20,000
Secured term loan, effective interest rate of LIBOR plus 3.50%, matured August 2011(3)(5)	—	50,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.15% to LIBOR plus 2.30%, with staggered maturity dates ranging from July 2016 to July 2018(3)(5)	175,000	—
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.50%, maturing January 2015(3)(5)(6)	142,000	191,000

	$872,446	$725,032

(1)	The principal balance of the Exchangeable Senior Notes was $30.4 million at September 30, 2011 and December 31, 2010.

(2)	On January 1, 2011, the loan’s applicable interest rate increased to LIBOR plus 3.50% and will continue to increase by 100 basis points every year, to a maximum of 550 basis points.

(3)	At September 30, 2011, LIBOR was 0.24%.

(4)	On August 11, 2011, the Company repaid its $20.0 million secured term loan with borrowings under its unsecured revolving credit facility.

(5)
On July 18, 2011, the Company repaid its $50.0 million secured term loan and paid down $117.0 million of the outstanding balance on its unsecured revolving credit facility with proceeds from the issuance of a three-tranche $175.0 million unsecured term loan.

(6)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.
(a) Mortgage Loans
The following table provides a summary of the Company’s mortgage debt at September 30, 2011 and December 31, 2010 (dollars in thousands):

		Effective
	Contractual	Interest	Maturity	September 30,	December 31,
Encumbered Property	Interest Rate	Rate	Date	2011	2010
Indian Creek Court (1)	7.80%	5.90%	January 2011	$—	$11,982
403/405 Glenn Drive (2)	7.60%	5.50%	July 2011	—	7,960
4612 Navistar Drive (2)	7.48%	5.20%	July 2011	—	12,189
Campus at Metro Park (3)	7.11%	5.25%	February 2012	21,917	22,556
One Fair Oaks	6.31%	6.72%	June 2012	52,706	—
1434 Crossways Blvd Building II	7.05%	5.38%	August 2012	9,196	9,484
Crossways Commerce Center	6.70%	6.70%	October 2012	23,839	24,179
Newington Business Park Center	6.70%	6.70%	October 2012	15,037	15,252
Prosperity Business Center	6.25%	5.75%	January 2013	3,414	3,502
Aquia Commerce Center I(4)	7.28%	7.28%	February 2013	—	353
Cedar Hill	6.00%	6.58%	February 2013	15,944	—
Merrill Lynch Building	6.00%	7.29%	February 2013	13,639	—
1434 Crossways Blvd Building I	6.25%	5.38%	March 2013	8,014	8,225
Linden Business Center	6.01%	5.58%	October 2013	6,959	7,080
840 First Street, NE	5.18%	6.05%	October 2013	55,999	—
Owings Mills Business Center	5.85%	5.75%	March 2014	5,367	5,448
Annapolis Commerce Park East	5.74%	6.25%	June 2014	8,394	8,491
Cloverleaf Center	6.75%	6.75%	October 2014	16,984	17,204
Plaza 500, Van Buren Business Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge I & II and 15395 John Marshall Highway	5.19%	5.19%	August 2015	98,056	99,151

		Effective
	Contractual	Interest		Maturity	September 30,	December 31,
Encumbered Property	Interest Rate	Rate		Date	2011	2010
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	551	642
Building C	7.88%	6.63%		December 2017	951	1,041
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,449	1,681
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,277	2,398
7458 Candlewood Road — Note 1	4.67%	6.04%		January 2016	4,722	4,761
7458 Candlewood Road — Note 2	6.57%	6.30%		January 2016	9,779	9,938
Gateway Centre, Building I	7.35%	5.88%		November 2016	1,060	1,189
500 First Street, NW	5.72%	5.79%		July 2020	38,409	38,793
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,184	4,289
Airpark Business Center	7.45%	6.63%		June 2021	1,242	1,308

Total Mortgage Debt		5.98	%(5)		$420,089	$319,096

(1)	The loan was repaid in January 2011 with available cash.

(2)	The loan was repaid in July 2011 with borrowings under the Company’s unsecured revolving credit facility.

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
(c) Unsecured Revolving Credit Facility
During the third quarter of 2011, the Company repaid $117.0 million of the outstanding balance of its unsecured revolving credit facility with proceeds from the issuance of a $175.0 million unsecured term loan. During the third quarter of 2011, the Company borrowed $95.0 million on its unsecured revolving credit facility to fund the acquisition of 1005 First Street, NE, to repay the outstanding balance on two mortgage loans, to repay its $20.0 million secured term loan and for general corporate purposes. For the three and nine months ended September 30, 2011, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility were $133.9 million and $133.3 million, respectively, with a weighted average interest rate of 2.7% and 3.0%, respectively, compared with weighted average borrowings of $125.7 million and $120.5 million with a weighted average interest rate of 3.3% and 3.6% for the three and nine months ended September 30, 2010, respectively. At September 30, 2011, outstanding borrowings under the unsecured revolving credit facility were $142.0 million. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility, which was $113.0 million at September 30, 2011.
(d) Interest Rate Swap Agreements
During the third quarter of 2011, the Company entered into five interest rate swap agreements that fixed LIBOR on $150.0 million of its variable rate debt. As of September 30, 2011, the Company has hedged $200.0 million of its variable rate debt through six interest rate swap agreements. See footnote 9, Derivative Instruments and Comprehensive Loss for more information about the Company’s interest rate swap agreements.

(e) Debt Covenants
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Operating Partnership. As of September 30, 2011, the Company believes that there were six mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $57.2 million, of which two mortgages totaling $38.9 million are scheduled to mature in 2012. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and four were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Operating Partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Series A and Series B Senior Notes, its unsecured revolving credit facility, its unsecured term loan, its secured term loan and its Exchangeable Senior Notes.
At September 30, 2011, the Company was in compliance with all of the financial covenants associated with its debt instruments.
(9) Income Taxes
The Company owns properties located in Washington, D.C. that are subject to local income based franchise taxes. During the three and nine months ended September 30, 2011, the Company recognized a benefit for income taxes of $0.2 million and $0.7 million, respectively, related to franchise taxes levied by the city of Washington, D.C. at an effective rate of 9.975%. The Company acquired its first property in Washington, D.C. that was subject to local franchise taxes in the fourth quarter of 2010 and was not subject to any franchise taxes during the three and nine months ended September 30, 2010.
The Company recognizes deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax assets and liabilities are primarily associated with differences in the GAAP and tax basis of its real estate assets arising from acquisition costs, intangible assets and deferred market rent assets and liabilities that are associated with properties located in Washington, D.C. and recorded in its consolidated balance sheets. As of September 30, 2011 and December 31, 2010, the Company recorded its deferred tax assets within “Prepaid expenses and other assets” and recorded its deferred tax liabilities within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.
The Company has not recorded a valuation allowance against its deferred tax assets as it determined that is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has not recognized any deferred tax assets or liabilities as a result of uncertain tax positions and has no material net operating loss, capital loss or alternative minimum tax carryovers. There was no (benefit) provision for income taxes associated with the Company’s discontinued operations for any period presented. At September 30, 2011, the Company had deferred tax assets totaling $1.3 million and deferred tax liabilities totaling $5.0 million.

(10) Derivative Instruments and Comprehensive Loss
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
The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. During the third quarter of 2011, the Company entered into five interest rate swap agreements that fixed LIBOR on $150.0 million of its variable rate debt. At September 30, 2011, the Company has hedged $200.0 million of its variable rate debt through six interest rate swap agreements.
The table below summarizes the Company’s interest rate swap agreements as of September 30, 2011 (dollars in thousands):

			Interest Rate
			Contractual	Fixed LIBOR
Effective Date	Maturity Date	Amount	Component	Interest Rate
January 2011(1)	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%

		$200,000

(1)	The Company entered into this interest rate swap agreement in July 2010.
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
In September 2008, the Company entered into an interest rate swap agreement that fixed the $28.0 million variable rate mortgage encumbering RiversPark I and II at 5.97%. The mortgage has a contractual interest rate of LIBOR plus 2.50%. On March 17, 2009 and January 1, 2010, the Company deconsolidated the joint ventures that own RiversPark II and RiversPark I, respectively. As a result, the $28.0 million mortgage loan and related interest rate swap for RiversPark I and II are not consolidated in the Company’s consolidated financial statements. The interest rate swap agreement matured in September 2011.
Total comprehensive loss is summarized as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(3,712)	$(2,935)	$(6,853)	$(5,109)
Unrealized (loss) gain on derivative instruments	(4,817)	(518)	(5,100)	605

Total comprehensive loss	(8,529)	(3,453)	(11,953)	(4,504)
Comprehensive loss attributable to noncontrolling interests	494	65	716	89

Comprehensive loss attributable to First Potomac Realty Trust	$(8,035)	$(3,388)	$(11,237)	$(4,415)

(11) Fair Value Measurements
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
In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	Balance at
	September 30, 2011	Level 1	Level 2	Level 3
Non-recurring Measurement:
Impaired real estate asset	$5,750	$—	$—	$5,750

Recurring Measurements:
Derivative instrument-swap instruments	$5,660	$—	$5,660	$—
Contingent consideration related to acquisition of:
Ashburn Center	1,398	—	—	1,398
840 First Street, NE	745	—	—	745

	Balance at
	December 31, 2010	Level 1	Level 2	Level 3
Non-recurring Measurement:
Impaired real estate assets	$10,950	$—	$10,950	$—

Recurring Measurements:
Derivative instrument-swap instrument	396	—	396	—
Contingent consideration related to acquisition of:
Ashburn Center	1,398	—	—	1,398

Impairment of Real Estate Assets
The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.
During the third quarter of 2011, the Company incurred a $3.1 million impairment charge on its Airpark Place property located in its Maryland reporting segment. Due to the shortening of the anticipated holding period for this property, management has identified a triggering event for the evaluation of a possible impairment. The Company determined the fair value of the property through an assessment of market data and through an income approach based on discounted cash flows anticipated over a reduced holding period.
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
The Company incurred impairment charges of $3.1 million and $5.8 million for the three and nine months ended September 30, 2011, respectively, compared with $3.4 million and $4.0 million for the three and nine months ended September 30, 2010, respectively. The Company recorded the $3.1 million Airpark Place impairment charge described above within continuing operations on its consolidated statements of operations, the remaining impairment charges incurred during the three and nine months ended September 30, 2011 and 2010 relate to properties that were subsequently disposed of and are recorded within discontinued operations on the Company’s consolidated statements of operations.
Interest Rate Derivatives
On January 18, 2011, the Company fixed LIBOR at 1.474% on $50.0 million of its variable rate debt through an interest rate swap agreement that matures on January 15, 2014. During the third quarter of 2011, the Company entered into five interest rate swap agreements that fixed LIBOR on $150.0 million of its variable rate debt with staggered maturities between July 2016 and 2018. The derivatives are fair valued based on prevailing market yield curves on the measurement date. Also, the Company evaluates counter-party risk in calculating the fair value of the interest rate swap derivative instruments. The Company’s interest rate swap derivatives are an effective cash flow hedge and any change in fair value is recorded in the Company’s equity section as “Accumulated Other Comprehensive Loss.”
The Company uses a third party to assist with the valuation of its interest rate swap agreements. The third party takes a daily “snapshot” of the market to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are then compiled through a valuation process that generates daily valuations, which are used to value the Company’s interest rate swap agreements.

A summary of the Company’s interest rate derivative liabilities which are included in “Accounts payable and other liabilities” in the Company’s consolidated balance sheets, is as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Beginning balance at January 1,	$396	$1,741
Deconsolidation (1)	—	(396)
Unrealized loss (gain)	5,264	(541)

Ending balance at September 30,	$5,660	$804

(1)
On January 1, 2010, the Company deconsolidated RiversPark I and all its assets and liabilities, including its interest rate derivative liability, were removed from the Company’s consolidated balance sheets.

Contingent Consideration
On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At September 30, 2011, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units dependent upon the leasing of any of the vacant space. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy.
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
The Company did not recognize any additional gains or losses associated with its contingent consideration for the three and nine months ended September 30, 2011 or the three months ended September 30, 2010. During the first quarter of 2010, the Company fully leased the Ashburn Center, which resulted in an increase in its potential obligation, and recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Contingent Consideration Related to Acquisition of Property” in its consolidated statements of operations. The Company has classified its contingent consideration liabilities within “Accounts payable and other liabilities” and any changes in its fair value subsequent to their acquisition date valuation are charged to earnings. There was no significant change in the fair value of the contingent consideration during the quarter ended September 30, 2010.
A summary of the Company’s consolidated contingent consideration obligations is as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Beginning balance at January 1,	$1,398	$688
Change in fair value	(1,487)	710
Additions to contingent consideration obligation	9,356	—
Satisfaction of contingent consideration obligation	(7,124)	—

Ending balance at September 30,	$2,143	$1,398

With the exception of its contingent consideration obligation, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the nine months ended September 30, 2011 and 2010. Also, no transfers into and out of fair value measurements levels occurred during the nine months ended September 30, 2011 or 2010.
Financial Instruments
The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. The Company uses third parties with mezzanine lending expertise to value its notes receivable based on comparable deals, market analysis and underlying asset operating results. The Company calculates the fair value of its debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s note receivables and debt instruments at September 30, 2011 and December 31, 2010 are as follows (amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Notes receivable(1)	$54,644	$55,000	$24,750	$24,750

Financial Liabilities:
Mortgage debt	$420,089	$431,231	$319,096	$316,169
Exchangeable senior notes(2)	30,357	30,564	29,936	30,412
Series A senior notes	37,500	38,596	37,500	37,850
Series B senior notes	37,500	39,582	37,500	37,251
Secured term loan	30,000	29,998	110,000	109,976
Unsecured term loan	175,000	174,667	—	—
Unsecured revolving credit facility	142,000	141,831	191,000	191,073

Total	$872,446	$886,469	$725,032	$722,731

(1)	The face value of the Company’s notes receivable was $55.0 million at September 30, 2011 and $25.0 million at December 31, 2010.

(2)	The face value of the notes was $30.4 million at September 30, 2011 and December 31, 2010.
(12) Equity
On August 12, 2011, the Company paid a dividend of $0.20 per share to common shareholders of record as of August 5, 2011 and paid a dividend of $0.484375 per share to preferred shareholders of record as of August 5, 2011. On October 25, 2011, the Company declared a dividend of $0.20 per common share, which is payable on November 11, 2011 to common shareholders of record as of November 4, 2011 and a dividend of $0.484375 per share on its Series A Preferred Shares, which is payable on November 15, 2011 to preferred shareholders of record as of November 4, 2011. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common stock, the Operating Partnership distributes an equivalent distribution on its Operating Partnership units.
On November 1, 2011, the Company began issuing shares of its common stock under its control equity offering program. During 2010, the Company issued 0.5 million common shares through its controlled equity program, which generated net proceeds of approximately $7.3 million.

As a result of the redemption feature of the Operating Partnership units requiring delivery of registered shares of the Company, the noncontrolling interests associated with the Operating Partnerhsip are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

		Non-
	First	redeemable		Redeemable
	Potomac	noncontrolling		noncontrolling
	Realty Trust	interests	Total Equity	interests
Balance, December 31, 2010	$614,983	$3,077	$618,060	$16,122
Net (loss) income	(6,391)	7	(6,384)	(476)
Changes in ownership, net	115,322	2,153	117,475	25,096
Distributions to owners	(35,125)	—	(35,125)	(1,142)
Other comprehensive loss	(4,860)	—	(4,860)	(240)

Balance, September 30, 2011	$683,929	$5,237	$689,166	$39,360

		Non-
	First	redeemable		Redeemable
	Potomac	noncontrolling		noncontrolling
	Realty Trust	interests	Total Equity	interests
Balance, December 31, 2009	$377,759	$—	$377,759	$9,585
Net loss	(5,006)	—	(5,006)	(103)
Changes in ownership, net	107,155	—	107,155	1,862
Distributions to owners	(21,115)	—	(21,115)	(439)
Other comprehensive income	591	—	591	14

Balance, September 30, 2010	$459,384	$—	$459,384	$10,919

(13) Noncontrolling Interests in Partnerships
(a) Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity. Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income, losses, distributions received, preferred dividends paid or additional contributions. Based on the closing share price of the Company’s common stock at September 30, 2011, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding Operating Partnership units not owned by the Company would be approximately $36.4 million.
At December 31, 2010, 958,473 Operating Partnership units, or 1.9%, were not owned by the Company. During the nine months ended September 30, 2011, the Company issued 1,963,388 Operating Partnership units valued at $28.8 million to partially fund the acquisition of 840 First Street, NE, which included the partial retirement of a contingent consideration obligation entered into with the seller at acquisition. Also during the nine months ended September 30, 2011, 1,300 Operating Partnership units were redeemed for 1,300 common shares fair valued at $19 thousand. As a result, 2,920,561 of the total outstanding Operating Partnership units, or 5.5%, were not owned by the Company at September 30, 2011. There were no Operating Partnership units redeemed with available cash during the nine months ended September 30, 2011.

(b) Noncontrolling Interests in Consolidated Partnerships
When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities and operating results within its condensed consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the permanent equity section of the Company’s consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of net loss attributable to noncontrolling interests.
At September 30, 2011, the Company’s consolidated joint ventures owned the following properties:

			First Potomac
			Controlling		Square
Property	Acquired	Reporting Segment	Interest		Footage
Redland Corporate Center II & III	November 2010	Maryland	97%		348,266
1005 First Street, NE	August 2011	Washington, D.C.	97%		30,414	(1)
1200 17th Street, NW	October 2011(2)	Washington, D.C.	95	%(2)	85,000	(2)

(1)
The site is currently occupied by the Greyhound Bus Lines, Inc., which has announced its intention to relocate. Upon the tenant leaving, the Company intends on re-developing the site, which can accommodate up to 712,000 square feet of office space.

(2)
The Company entered into a joint venture in the first quarter of 2011, which acquired the property in October 2011. The Company intends on demolishing the current building and constructing a 170,000 square foot office building. When fully capitalized, the Company anticipates owning a 95% interest in the joint venture.

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

The results of operations for the Company’s four reportable segments are as follows (dollars in thousands):

	Three months ended September 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	67	4	55	57	183
Square feet	3,875,397	666,714	3,663,645	5,649,485	13,855,241

Total revenues	$13,045	$6,540	$12,978	$12,551	$45,114
Property operating expense	(3,336)	(1,339)	(3,031)	(3,505)	(11,211)
Real estate taxes and insurance	(1,235)	(814)	(1,198)	(1,006)	(4,253)

Total property operating income	$8,474	$4,387	$8,749	$8,040	29,650

Depreciation and amortization expense					(16,088)
General and administrative					(4,354)
Acquisition costs					(1,737)
Change in contingent consideration related to acquisition of property					1,487
Impairment of real estate asset					(3,111)
Benefit from income taxes					195
Other expenses, net					(9,754)

Net loss					$(3,712)

Capital expenditures(1)	$3,570	$514	$5,216	$2,090	$12,297

	Three Months Ended September 30, 2010
	Maryland	Washington, D.C.(2)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	68	1	51	54	174
Square feet	3,414,417	129,035	3,189,198	5,263,025	11,995,675

Total revenues	$10,596	$1,471	$9,681	$11,951	$33,699
Property operating expense	(2,536)	(337)	(2,120)	(2,679)	(7,672)
Real estate taxes and insurance	(1,046)	(191)	(715)	(996)	(2,948)

Total property operating income	$7,014	$943	$6,846	$8,276	23,079

Depreciation and amortization expense					(10,608)
General and administrative					(3,475)
Acquisition costs					(361)
Other expenses, net					(8,417)
Loss from discontinued operations					(3,153)

Net loss					$(2,935)

Capital expenditures(1)	$2,477	$—	$2,953	$2,851	$8,336

	Nine months ended September 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$38,649	$16,050	$35,774	$37,328	$127,801
Property operating expense	(10,179)	(3,206)	(8,621)	(9,470)	(31,476)
Real estate taxes and insurance	(3,629)	(2,054)	(3,598)	(3,003)	(12,284)

Total property operating income	$24,841	$10,790	$23,555	$24,855	84,041

Depreciation and amortization expense					(45,381)
General and administrative					(12,546)
Acquisition costs					(4,475)
Change in contingent consideration related to acquisition of property					1,487
Impairment of real estate asset					(3,111)
Benefit from income taxes					655
Other expenses, net					(26,650)
Loss from discontinued operations					(873)

Net loss					$(6,853)

Total assets(3)	$467,101	$320,102	$416,347	$365,398	$1,673,783

Capital expenditures(1)	$12,371	$1,192	$16,428	$5,629	$37,728

	Nine Months Ended September 30, 2010
	Maryland	Washington, D.C.(2)	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$32,367	$1,484	$30,272	$36,333	$100,456
Property operating expense	(8,113)	(338)	(7,148)	(8,673)	(24,272)
Real estate taxes and insurance	(3,111)	(193)	(2,945)	(3,090)	(9,339)

Total property operating income	$21,143	$953	$20,179	$24,570	66,845

Depreciation and amortization expense					(30,487)
General and administrative					(10,859)
Acquisition costs					(2,025)
Change in contingent consideration related to acquisition of property					(710)
Other expenses, net					(25,018)
Loss from discontinued operations					(2,855)

Net loss					$(5,109)

Total assets(3)	$376,515	$68,577	$332,877	$328,124	$1,127,561

Capital expenditures(1)	$3,400	$—	$4,648	$6,247	$14,501

(1)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $907 and $55 for the three months ended September 30, 2011 and 2010, respectively, and $2,108 and $206 for the nine months ended September 30, 2011 and 2010, respectively.

(2)	The Company acquired its first property located in Washington, D.C. on June 30, 2010.

(3)	Corporate assets not allocated to any of our reportable segments totaled $104,835 and $21,468 at September 30, 2011 and 2010, respectively.
(15) Subsequent Events
During the first quarter of 2011, the Company entered into a joint venture with an affiliate of the Akridge Company. On October 12, 2011, the joint venture acquired a property located in Washington, D.C. at 1200 17th Street, NW for $39.6 million. The property currently consists of a land parcel that contains an 85,000 square foot office building. The joint venture intends to demolish the existing building and develop a new Class A 170,000 square foot office building. Construction is currently expected to commence in 2012 and is expected to be completed in late 2014. The Company funded its share of the purchase price through a $20.0 million mortgage, a draw on its unsecured revolving credit facility and available cash. The Company anticipates owning a 95% interest in the joint venture when it is fully capitalized.

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
The Company conducts its business through First Potomac Realty Investment Limited Partnership; the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of September 30, 2011, owned a 94.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.
At September 30, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.5 million square feet through four unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company derives substantially all of its revenue from leases of space within its properties. As of September 30, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 20% of the Company’s total annualized rental revenue. The U.S Government also accounted for approximately 30% of the Company’s outstanding accounts receivables at September 30, 2011. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
Executive Summary
For the three months ended September 30, 2011, the Company incurred a net loss of $3.7 million compared with a net loss of $2.9 million during the three months ended September 30, 2010. The increase in the Company’s net loss for the quarter ended September 30, 2011 compared with 2010 is primarily due to an increase in acquisition costs and interest expense as the Company issued additional debt and assumed several mortgages in its acquisition of properties in the fourth quarter of 2010 and the first nine months of 2011, which resulted in a higher weighted average interest rate of its outstanding debt. These additional costs were partially offset by changes in the fair value of various contingent consideration obligations.

For the nine months ended September 30, 2011, the Company incurred a net loss of $6.9 million compared with a net loss of $5.1 million during the nine months ended September 30, 2010. The increase in the Company’s net loss for the nine months ended September 30, 2011 compared with the same period in 2010 is primarily due to an increase in acquisition costs and impairment charges. The Company acquired six properties during the nine months ended September 30, 2011, incurring $4.5 million in acquisition costs, compared with two property acquisitions during the nine months ended September 30, 2010, incurring $2.0 million in acquisition costs. For the nine months ended September 30, 2011, the Company incurred $5.8 million of impairment charges compared with $4.0 of impairment charges incurred during the nine months ended September 30, 2010. During the third quarter of 2011, the Company incurred a $3.1 million impairment charge on a property in its Maryland reporting segment that reflects the Company’s shorter anticipated holding period for the property. The additional impairment charges incurred during the nine months ended September 30, 2011 and 2010 relate to properties that were subsequently disposed of by the Company and are reflected as discontinued operations on the Company’s consolidated statements of operations.
The Company’s funds from operations (“FFO”) were $10.6 million, or $0.21 per diluted share, and $32.3 million, or $0.63 per diluted share, for the three and nine months ended September 30, 2011, respectively, compared with FFO of $8.1 million, or $0.21 per diluted share, and $26.3 million, or $0.74 per diluted share, for the three and nine months ended September 30, 2010, respectively. The increase in FFO for the three and nine months ended September 30, 2011 compared with the same periods in 2010 is due to an increase in the Company’s net operating income. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net loss attributable to First Potomac Realty Trust, see “Funds From Operations.”
Significant Transactions Since June 30, 2011
•	Executed 1,134,000 square feet of leases; 443,000 square feet of which were new leases and 691,000 square feet were renewal leases, which reflected an 88% tenant retention rate;
•	Renewal leases included a 204,000 square foot lease with CareFirst BlueCross BlueShield at 840 First Street, NE, eliminating the Company’s largest 2013 lease expiration;
•	Entered into a $175.0 million unsecured term loan that is comprised of three-tranches with staggered maturity dates ranging from July 2016 to July 2018; and
•	Acquired two properties through joint ventures located in Washington, D.C. for total consideration of $78.0 million and a property in Chesapeake, Virginia for $16.7 million.

Properties:
During the third quarter of 2011, the Company acquired two properties for an aggregate purchase price of $61.9 million. The Company acquired Greenbrier Towers, located in its Southern Virginia reporting segment, at an anticipated capitalization rate of 8.9% and 1005 First Street, NE, located in its Washington, D.C. reporting segment, at an anticipated capitalization rate of 6.5%. The following sets forth certain information for the Company’s consolidated properties by segment as of September 30, 2011 (including properties in development and redevelopment, dollars in thousands):
WASHINGTON, D.C.

	Number			Annualized
	of	Sub-	Square	Cash Basis	Leased at	Occupied at
Property	Buildings	Market(1)	Feet	Rent(2)	Sept 30, 2011(3)	Sept 30, 2011(3)

Downtown DC-Office

500 First Street, NW	1	Capitol Hill	129,035	$4,387	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	6,840	100.0%	100.0%
1005 First Street, NE	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,356	100.0%	100.0%

Total Consolidated	4		531,714	17,079	100.0%	100.0%

Total Unconsolidated Joint Ventures	1		111,373	4,051	100.0%	100.0%
Total Redevelopment	1		135,000	—

Grand Total	6		778,087	$21,130	100.0%	100.0%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.

(2)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.

(3)	Does not include space in development or redevelopment.

MARYLAND REGION

				Annualized	Leased at	Occupied at
	Number of		Square	Cash Basis	September 30,	September 30,
Property	Buildings	Location	Feet	Rent(1)	2011(2)	2011(2)
SUBURBAN MD
Business Park
Airpark Place	3	Gaithersburg	82,414	$580	53.4%	53.4%
Ammendale Business Park(3)	7	Beltsville	312,736	4,160	95.1%	91.8%
Gateway 270 West	6	Clarksburg	255,491	2,825	75.8%	75.8%
Girard Business Park(4)	7	Gaithersburg	298,011	2,974	89.7%	86.7%
Rumsey Center	4	Columbia	134,514	1,191	72.4%	68.8%
Snowden Center	5	Columbia	144,847	2,045	92.1%	92.1%

Total Business Park	32		1,228,013	13,775	84.1%	82.2%
Office
15 Worman’s Mill Court	1	Frederick	40,051	357	87.7%	87.7%
20270 Goldenrod Lane	1	Germantown	23,518	75	25.9%	25.9%
Annapolis Commerce Park	2	Annapolis	101,898	1,582	98.8%	98.8%
Campus at Metro Park	4	Rockville	190,912	3,419	85.1%	85.1%
Cloverleaf	4	Germantown	173,655	2,777	88.6%	88.6%
Gateway Center	2	Gaithersburg	44,150	623	88.9%	88.9%
Merrill Lynch Building	1	Columbia	136,488	1,549	74.2%	71.7%
Patrick Center	1	Frederick	66,420	1,054	75.4%	75.4%
Redland Corporate Center-Bldg 3	1	Rockville	139,120	3,364	100.0%	100.0%
West Park	1	Frederick	28,620	286	73.4%	73.4%
Woodlands Business Center	1	Largo	37,887	371	73.7%	63.1%

Total Office	19		982,719	15,457	85.2%	84.4%
Industrial
Frederick Industrial Park(5)	3	Frederick	550,418	4,021	89.0%	89.0%
Glenn Dale Business Center	1	Glenn Dale	315,962	1,657	92.1%	92.1%

Total Industrial	4		866,380	5,678	90.1%	90.1%

Total Suburban Maryland	55		3,077,112	34,910	86.1%	85.1%

BALTIMORE
Business Park
Owings Mills Business Park(6)	6	Owings Mills	219,284	2,009	76.8%	74.4%
Triangle Business Center	4	Baltimore	74,182	510	63.2%	63.2%

Total Business Park	10		293,466	2,519	73.4%	71.6%
Industrial
7458 Candlewood Road	1	Hanover	295,673	1,321	72.8%	39.4%

Total Baltimore	11		589,139	3,840	73.1%	55.4%

Stabilized Portfolio	66		3,666,251	38,750	84.0%	80.3%

Lease Up Property
Redland Corporate Center-Bldg 2	1	Rockville	209,146	3,131	64.7%	6.4%

Total Consolidated	67		3,875,397	41,881	83.0%	76.4%

Total Unconsolidated Joint Ventures	9		428,427	4,067	71.4%	69.9%

Grand Total	76		4,303,824	$45,948	81.8%	75.8%

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. (2) Does not include space in development or redevelopment.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(4)	Girard Business Park consists of the following properties: Girard Business Center and Girard Place.

(5)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive, and 6900 English Muffin Way.

(6)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

NORTHERN VIRGINIA REGION

				Annualized	Leased at	Occupied at
	Number of		Square	Cash Basis	September 30,	September 30,
Property	Buildings	Location	Feet	Rent(1)	2011(2)	2011(2)
Business Park
Ashburn Center	3	Ashburn	194,184	$2,728	100.0%	100.0%
Gateway Centre	3	Manassas	101,534	993	76.0%	76.0%
Linden Business Center	3	Manassas	109,838	793	58.4%	58.4%
Prosperity Business Center	1	Merrifield	71,312	766	84.9%	84.9%
Sterling Park Business Center(3)	7	Sterling	412,512	3,616	81.4%	81.4%

Total Business Park	17		889,380	8,896	82.3%	82.3%
Office
Cedar Hill	2	Tyson’s Corner	102,632	2,301	100.0%	100.0%
Flint Hill(4)	1	Oakton	11,272	—	100.0%	100.0%
Herndon Corporate Center	4	Herndon	127,918	1,620	84.0%	79.7%
Lafayette Business Park(5)	6	Chantilly	254,296	3,178	80.2%	80.2%
One Fair Oaks	1	Fairfax	214,214	5,020	100.0%	100.0%
Reston Business Campus	4	Reston	82,988	1,034	86.0%	86.0%
Van Buren Business Park	4	Herndon	92,462	712	56.1%	56.1%
Windsor at Battlefield	2	Manassas	154,989	1,995	100.0%	100.0%

Total Office	24		1,040,771	15,860	88.2%	87.7%
Industrial
13129 Airpark Road	1	Culpeper	149,888	622	75.9%	75.9%
15395 John Marshall Highway	1	Haymarket	236,082	3,369	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	947	78.2%	78.2%
Newington Business Park Center	7	Lorton	254,272	2,459	88.7%	87.6%
Plaza 500	2	Alexandria	505,074	5,976	84.7%	84.7%

Total Industrial	12		1,254,345	13,373	86.8%	86.6%

Stabilized Portfolio	53		3,184,496	38,129	86.0%	85.7%

Lease Up Property
Atlantic Corporate Park	2	Sterling	221,182	933	25.7%	15.0%

Total Consolidated	55		3,405,678	39,062	82.1%	81.1%

Total Redevelopment(4)	3		242,576	—

Grand Total	58		3,648,254	$39,062	82.1%	81.1%

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.

(2)	Does not include space in development or redevelopment.

(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.

(4)	Flint Hill redevelopment is substantially complete but only the management office has been placed in service.

(5)	Lafayette Business Park consists of the following properties: Enterprise Center and Tech Court.

SOUTHERN VIRGINIA REGION

	Number				Leased at	Occupied at
	of		Square	Annualized	September 30,	September 30,
Property	Buildings	Location	Feet	Cash Basis Rent(1)	2011(2)	2011(2)

RICHMOND

Business Park
Chesterfield Business Center(3)	11	Richmond	320,412	$1,742	81.9%	81.9%
Hanover Business Center	4	Ashland	183,587	699	64.2%	64.2%
Park Central	3	Richmond	204,762	2,140	87.7%	87.7%
Virginia Center	1	Glen Allen	118,145	1,950	85.2%	85.2%

Total Business Park	19		826,906	6,531	79.9%	79.9%

Industrial

Northridge I, II	2	Ashland	140,185	882	100.0%	100.0%
River’s Bend Center(4)	6	Chester	795,080	4,431	94.2%	94.2%

Total Industrial	8		935,265	5,313	95.1%	95.1%

Total Richmond	27		1,762,171	11,844	87.9%	87.9%

NORFOLK

Business Park

Crossways Commerce Center(5)	9	Chesapeake	1,087,250	10,664	92.2%	82.5%
Greenbrier Business Center(6)	4	Chesapeake	411,657	4,170	80.9%	79.3%
1000 Lucas Way	2	Hampton	182,323	1,401	96.3%	96.3%
Enterprise Parkway	1	Hampton	363,892	1,804	60.1%	60.1%
Norfolk Commerce Park(7)	3	Norfolk	261,989	2,308	69.3%	64.9%

Total Business Park	19		2,307,111	20,347	82.8%	77.5%

Office

Battlefield Corporate Center	1	Chesapeake	96,720	750	100.0%	100.0%
Greenbrier Towers	2	Chesapeake	171,894	1,882	88.4%	85.5%

Total Office	3		268,614	2,632	92.6%	90.7%

Industrial

1400 Cavalier Boulevard	4	Chesapeake	394,308	1,561	88.6%	88.6%
Diamond Hill Distribution Center	4	Chesapeake	712,683	2,953	88.5%	81.2%

Total Industrial	8		1,106,991	4,514	88.5%	83.8%

Total Norfolk	30		3,682,716	27,493	85.3%	80.4%

Total Consolidated	57		5,444,887	39,337	86.1%	82.8%

Total Redevelopment	1		38,998	—

Grand Total	58		5,483,885	$39,337	86.1%	82.8%

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.

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

Development and Redevelopment Activity
The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity (amounts in thousands):

		Square Feet	Cost to Date of	Square Feet	Cost to Date of
Reporting	Developable	Under	Development	Under	Redevelopment
Segment	Square Feet	Development	Activities	Redevelopment	Activities
Maryland	250	—	$—	—	$—
Northern Virginia	568	—	—	15	—
Southern Virginia	841	166	477	—	—
Washington, D.C.	742	—	—	135	1,225

	2,401	166	$477	150	$1,225

The Company anticipates the majority of the development and redevelopment efforts on all the Company’s projects will continue throughout the remainder of 2011 and into 2012.
At September 30, 2011, the Company had completed development and redevelopment activities that have yet to be placed in service on 243 thousand square feet, at a cost of $16.1 million, in its Northern Virginia reporting segment and 39 thousand square feet, at a cost of $1.2 million, in its Southern Virginia reporting segment. The majority of the costs on the construction projects to be placed in service relate to redevelopment activities at Three Flint Hill in the Company’s Northern Virginia reporting segment, which were completed in the third quarter of 2011 at a cost of $11.0 million. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.
Lease Expirations
Approximately 13% of the Company’s annualized base rent is scheduled to expire in the remainder of 2011 and 2012, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During the three months ended September 30, 2011, the Company had an 88% retention rate, based on square footage. The weighted average rental rate on the Company’s renewed leases increased 7.3% compared with the expiring leases.

The following table sets forth a summary schedule of the lease expirations at the Company’s properties for leases in place as of September 30, 2011 for each of the ten full calendar years beginning January 1, 2011 (dollars in thousands):

					Percent of
			Percent		Total
	Number of		of Total		Annualized	Annualized
Year of Lease	Leases		Square	Annualized	Cash Basis	Base Rent
Expiration	Expiring	Square Feet	Feet	Cash Basis Rent.(1)	Rent	per Sq. Ft.(2)
MTM(3)	10	76,156	0.7%	$701	0.5%	$9.21
2011	57	394,237	3.5%	4,624	3.4%	11.73
2012	144	1,148,762	10.2%	13,041	9.5%	11.35
2013	139	1,654,391	14.7%	20,561	15.0%	11.12
2014	142	1,488,047	13.3%	14,817	10.8%	9.96
2015	81	819,379	7.3%	8,760	6.4%	10.69
2016	80	1,764,221	15.7%	23,338	17.1%	13.23
Thereafter	167	3,888,556	34.6%	50,944	37.3%	13.10

Total	820	11,233,749	100.0%	$136,786	100.0%	$11.99

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.

(2)	Represents Annualized Cash Basis Rent divided by the square footage of the space.

(3)	Reflects leases that are renewed on a month to month basis at September 30, 2011.
Critical Accounting Policies and Estimates
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in its condensed consolidated financial statements. The Company’s critical accounting policies and estimates relate to revenue recognition, including evaluation of the collectability of accounts receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate, derivative instruments and share-based compensation.
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
Investments in Real Estate and Real Estate Entities
Investments in real estate and real estate entities are initially recorded at fair value and carried at initial cost, less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at fair value when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred.
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
The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. For the three and nine months ended September 30, 2011, capitalized compensation costs were immaterial. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

•
the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between the contractual rent amounts to be paid under the assumed lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases, which range from one to thirteen years; and

•	the fair value of leasing costs associated with existing tenants and the fair value of tenant relationships.
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
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income from continuing operations.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2011 with the Three and Nine Months Ended September 30, 2010
During the nine months ended September 30, 2011, the Company acquired a building at One Fair Oaks; two buildings at Cedar Hill; a building at Merrill Lynch; a building at 840 First Street, NE; two buildings at Greenbrier Towers and a building at 1005 First Street, NE for an aggregate purchase cost of $251.5 million.
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
Collectively, the properties are referred to as the “Acquired Properties.”
The term “Existing Portfolio” refers to all consolidated properties owned by the Company for the entirety of the periods presented.
Total Revenues
Total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

Rental	$36,121	$27,520	$103,025	$80,665	$8,601	31%	$22,360	28%
Tenant reimbursements & other	$8,993	$6,179	$24,776	$19,791	$2,814	46%	$4,985	25%
Rental Revenue
Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $8.6 million and $22.4 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010, which was due to increased revenues from the Company’s recent acquisitions. The Acquired Properties contributed $8.8 million and $22.9 million of additional rental revenue for the three and nine months ended September 30, 2011, respectively. Rental revenue for the Existing Portfolio decreased $0.2 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010, due to an increase in vacancy. The weighted average occupancy of the Existing Portfolio was 83.1% for the quarter ended September 30, 2011 compared with 85.0% for the same period in 2010. The Company expects aggregate rental revenues to increase for the remainder of 2011 due to a full-year of revenues from the properties acquired in 2010 and additional properties acquired in 2011.
The increase in rental revenue for the three and nine months ended September 30, 2011 compared with 2010 includes $2.0 million and $6.2 million, respectively, for the Maryland reporting segment, $3.7 million and $11.0 million, respectively, for the Washington, D.C. reporting segment, $2.3 million and $4.3 million, respectively, for the Northern Virginia reporting segment and $0.6 million and $0.9 million, respectively, for the Southern Virginia reporting segment.

Tenant Reimbursements and Other Revenues
Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, construction management fees and late fees. Tenant reimbursements and other revenues increased $2.8 million and $5.0 million during the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. The increase is due to the Acquired Properties, which contributed $2.5 million and $5.9 million of additional tenant reimbursements and other revenues for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. For the Existing Portfolio, tenant reimbursements and other revenues increased $0.3 million for the three months ended September 30, 2011 and decreased $0.9 million for the nine months ended September 30, 2011 compared with the same periods in 2010. The increase in tenant reimbursements and other revenues for the three months ended September 30, 2011 compared with the same period in 2010 is due to an increase in construction management fees and termination fees. The Existing Portfolio’s decrease in tenant reimbursements and other revenues for the nine months ended September 30, 2011 compared with the same period in 2010 is due to a reduction in recoverable expenses, primarily relating to snow and ice removal costs incurred in 2010. The Company expects tenant reimbursements and other revenues to increase for the remainder of 2011 due to a full-year of recoverable operating expenses from properties acquired in 2010 and 2011.
The increase in tenant reimbursements and other revenues for the three and nine months ended September 30, 2011 compared with 2010 include $0.5 million and $0.1 million, respectively, for the Maryland reporting segment, $1.4 million and $3.6 million, respectively, for the Washington, D.C. reporting segment and $1.0 million and $1.2 million, respectively, for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, tenant reimbursements and other revenues slightly decreased for the three months ended September 30, 2011 and increased $0.1 million for the nine months ended September 30, 2011 compared with the same periods in 2010.
Total Expenses
Property Operating Expenses
Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

Property operating	$11,211	$7,672	$31,476	$24,272	$3,539	46%	$7,204	30%

Real estate taxes and insurance	$4,253	$2,948	$12,284	$9,339	$1,305	44%	$2,945	32%
Property operating expenses increased $3.5 million and $7.2 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. The increase is due to the Acquired Properties, which contributed $3.0 million and $7.7 million of additional property operating expenses for the three and nine months ended September 30, 2011, respectively. For the Existing Portfolio, property operating expenses increased $0.5 million for the three months ended September 30, 2011 compared with the same period in 2010 primarily due to a decline in reserves for bad debt expense during the three months ended September 30, 2010, which was related to the reversal of reserves that were previously recorded as a result of the uncertainty associated with a tenant renewal. Property operating expenses, for the Existing Portfolio, decreased $0.5 million for the nine months ended September 30, 2011 primarily due to a decline in snow and ice removal costs. The Company expects property operating expenses to increase for the remainder of the year compared with prior year results due primarily to the Company’s new acquisitions.
The increase in property operating expenses for the three and nine months ended September 30, 2011 compared with 2010 includes $0.8 million and $2.1 million, respectively, for the Maryland reporting segment, $1.0 million and $2.9 million, respectively, for the Washington, D.C. reporting segment, $0.9 million and $1.4 million, respectively, for the Northern Virginia reporting segment, and $0.8 million for both the three and nine months ended September 30, 2011 for the Southern Virginia reporting segment.
Real estate taxes and insurance expense increased $1.3 million and $2.9 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. The Acquired Properties contributed an increase in real estate taxes and insurance expense of $1.2 million and $3.3 million for the three and nine months ended September 30, 2011, respectively. For the Existing Portfolio, real estate taxes and insurance expense increased $0.1 million for the three months ended September 30, 2011 compared with 2010 and decreased $0.4 million for the nine months ended September 30, 2011 compared with 2010. During the first half of 2011, real estate taxes and insurance expenses were lower compared with 2010 due to lower real estate assessments and real estate tax rates, however, the Company recorded an increase in real estate taxes and insurance expense during the third quarter of 2011 compared with 2010 to reflect an increase in real estate tax assessments on its properties.

Real estate taxes and insurance expense for the three and nine months ended September 30, 2011 compared with 2010, increased $0.2 million and $0.5 million, respectively, for the Maryland reporting segment, $0.6 million and $1.9 million, respectively, for the Washington, D.C. reporting segment and $0.5 million and $0.6 million, respectively, for the Northern Virginia reporting segment. For the Southern Virginia reporting segment, real estate taxes and insurance expense increased slightly for the three months ended September 30, 2011 compared to 2010 and decreased $0.1 million for the nine months ended September 30, 2011 compared to 2010.
Other Operating Expenses
General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$4,354	$3,475	$12,546	$10,859	$879	25%	$1,687	16%
General and administrative expenses increased $0.9 million and $1.7 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 primarily due to an increase in employee compensation costs as the Company had 165 employees at September 30, 2011 compared with 145 employees at September 30, 2010. The increase in employee compensation costs for the three and nine months ended September 30, 2011 compared with 2010 was partially offset by a decrease in non-cash, share-based compensation expense.
Acquisition costs are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$1,737	$361	$4,475	$2,025	$1,376	381%	$2,450	121%
Acquisition costs increased $1.4 million and $2.4 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. During 2011, the Company acquired six properties, including two properties acquired in the third quarter of 2011, compared with two properties acquired during the nine months ended September 30, 2010, both of which were acquired in the second quarter of 2010.
Depreciation and amortization expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$16,088	$10,608	$45,381	$30,487	$5,480	52%	$14,894	49%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $5.5 million and $14.9 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 primarily due to the Company’s recent acquisitions. The Acquired Properties contributed additional depreciation and amortization expense of $5.6 million and $14.2 million for the three and nine months ended September 30, 2011, respectively, compared with 2010. The Existing Portfolio had a $0.1 million decrease in depreciation and amortization expense for the three months ended September 30, 2011 primarily due to the acceleration of depreciation and amortization related to intangible assets in prior periods. Depreciation and amortization expense attributable to the Existing Portfolio increased $0.7 million for the nine months ended September 30, 2011 compared with the same period in 2010 primarily due to the disposal of assets from tenants that vacated during the year prior to reaching the full term of their lease. The Company anticipates depreciation and amortization expense to increase the remainder of 2011 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2010 and additional properties acquired in 2011.
Impairment of real estate asset is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$3,111	$—	$3,111	$—	$3,111	100%	$3,111	100%
During the third quarter of 2011, the Company incurred a $3.1 million impairment charge on its Airpark Place property, located in its Maryland reporting segment, which reflects the Company’s shorter anticipated holding period for the property. The Company recorded additional impairment charges related to disposed properties, which are reflected within discontinued operations in the Company’s consolidated statements of operations, of $2.7 million in the first quarter of 2011 and $3.4 million and $4.0 million for the three and nine months ended September 30, 2010, respectively.
Changes in contingent consideration related to acquisition of property are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Change	Change	Change	Change

	$(1,487)	$—	$(1,487)	$710	$(1,487)	100%	$(2,197)	309%
On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At September 30, 2011, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units dependent upon the leasing of any of the vacant space. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy.
As part of the consideration for the Company’s 2009 acquisition of Ashburn Center, the Company is obligated to record contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five year agreement. The Company initially recorded $0.7 million at the time of acquisition in December 2009, which represented the fair value of the Company’s potential obligation at acquisition. During the first quarter of 2010, the Company was able to lease vacant space at Ashburn Center faster than it had anticipated and, therefore, recorded additional contingent consideration of $0.7 million that reflected an increase in the potential consideration that may be owed to the seller. There was no significant change in the fair value of the contingent consideration related to Ashburn Center during the three and nine months ended September 30, 2011.

Other Expenses, net
Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$11,207	$8,431	$30,307	$25,333	$2,776	33%	$4,974	20%
The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.
Interest expense increased $2.8 million and $5.0 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. At September 30, 2011, the Company had $872.4 million of debt outstanding with a weighted average interest rate of 5.1% compared with $616.9 million of debt outstanding with a weighted average interest rate of 5.0% at September 30, 2010.
The increase in the Company’s interest expense is primarily attributable to an increase in mortgage interest expense, which increased $1.5 million and $4.1 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 due to the assumption of additional mortgages associated with the Company’s 2011 and 2010 acquisitions. In July 2011, the Company entered into a three-tranche $175.0 million unsecured term loan and used the funds to pay down $117.0 million of the outstanding balance on its unsecured revolving credit facility, to repay its $50.0 million secured term loan and for other general corporate purposes. The unsecured term loan contributed additional interest expense of $0.9 million for both the three and nine months ended September 30, 2011. The $50.0 million secured term loan, which was repaid with funds from the issuance of the $175 million unsecured term loan, was entered into during the fourth quarter of 2010 and contributed additional interest expense of $0.1 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. Also, the Company had incurred additional deferred financing costs with the assumption and issuance of new debt and the refinancing of its unsecured credit facility, which increased interest expense $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010.
For the three and nine months ended September 30, 2011, the Company experienced a decrease in interest expense associated with its unsecured revolving credit facility of $0.1 million and $0.2 million, respectively, as a higher outstanding balance on the facility was offset by a lower applicable interest rate. For the three and nine months ended September 30, 2011, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility was $133.9 million and $133.3 million, respectively, with a weighted average interest rate of 2.7% and 3.0%, respectively, compared with weighted average borrowings of $125.7 million and $120.5 million with a weighted average interest rate of 3.3% and 3.6% for the three and nine months ended September 30, 2010, respectively
The increase in interest expense for the nine months ended September 30, 2011 compared with 2010 was partially offset by a decrease of $0.5 million in interest expense associated with the Company’s Exchangeable Senior Notes as $20.1 million of the notes were repurchased in the second quarter of 2010. In August 2011, the Company repaid its $20.0 million secured term loan with a draw on its unsecured revolving credit facility, which resulted in a decrease in interest expense of $0.1 million for both the three and nine months ended September 30, 2011 compared with 2010. Also, the Company recorded an increase in capitalized interest, as a result of an increase in construction activities, of $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010.
The Company uses derivative financial instruments to manage exposure to interest rate fluctuations on its variable rate debt. As of September 30, 2011, the Company had hedged $200.0 million of its variable rate debt through six interest rate swap agreements, including $150.0 million of variable rate debt that was hedged during the third quarter of 2011. During the nine months ended September 30, 2010, the Company had fixed LIBOR on $85.0 million of variable rate debt through two effective interest rate swap agreements, which both expired in August 2010. As a result, interest expense related to the interest rate swap agreements increased $0.4 million for the three months ended September 30, 2011 compared with 2010 and decreased $0.5 million for the nine months ended September 30, 2011 compared with 2010.

Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$1,534	$89	$3,769	$285	$1,445	1624%	$3,484	1222%
In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot, Class A office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $1.5 million and $3.6 million for the three and nine months ended September 30, 2011, respectively. The increase in interest and other income was partially offset by a $0.1 million and $0.2 million decline in other income for the three and nine months ended September 30, 2011, respectively, compared to 2010, related to income received from the Company subleasing its former corporate office space. The Company’s lease on its former corporate office space and the associated sublease agreements expired on December 31, 2010.
Equity in losses of affiliates is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Decrease	Change

	$81	$75	$112	$134	$6	8%	$22	16%
Equity in losses of affiliates reflects the Company’s ownership interest in the operating results of the properties, in which, it does not have a controlling interest. The increase in equity in losses of affiliates for the three months ended September 30, 2011 compared with 2010 reflects a higher aggregate loss generated by the properties owned by these ventures. The decrease in equity in losses of affiliates for the nine months ended September 30, 2011 compared to 2010 reflects a smaller aggregate loss generated by the properties owned by these ventures.
Gain on early retirement of debt is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Change	Change	Decrease	Change

	$—	$—	$—	$164	—	—	$164	100%
During the second quarter of 2010, the Company issued 0.9 million common shares in exchange for retiring $13.03 million of Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes, which resulted in a gain of $0.2 million, net of deferred financing costs and discounts. The Company did not have any other retirements of its Exchangeable Senior Notes or other debt resulting in a gain or loss during the nine months ended September 30, 2011 and 2010.

Benefit from Income Taxes
Benefit from income taxes is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$195	$—	$655	$—	$195	100%	$655	100%
The Company owns four consolidated properties in Washington, D.C., 840 First Street, NE, 1211 Connecticut Avenue, NW, 440 First Street, NW and 1005 First Street, NE that are subject to income-based franchise taxes as a result of conducting business in Washington, D.C. The Company recorded a benefit from income taxes of $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. The Company did not own any properties located in Washington, D.C. that were subject to any Washington, D.C. income-based franchise taxes during the three and nine months ended September 30, 2010.
Loss from Discontinued Operations
Loss from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Decrease	Change	Decrease	Change

	$—	$3,153	$873	$2,855	$3,153	100%	$1,982	69%
Discontinued operations reflect the operating results of Aquia Commerce Center I & II and Gateway West (which were both sold in the second quarter of 2011), Old Courthouse Square (which was sold in the first quarter of 2011), and Deer Park and 7561 Lindbergh Drive (which were both sold in the second quarter of 2010). Gateway West, Old Courthouse Square, Deer Park and 7561 Lindbergh Drive were located in the Company’s Maryland reporting segment and Aquia Commerce Center I & II was located in the Company’s Northern Virginia reporting segment. For the three months ended September 30, 2010, the Company recorded a $3.4 million impairment charge related to its Old Courthouse Square property, which was sold in 2011. For the nine months ended September 30, 2011 and 2010, impairment charges associated with disposed properties were partially offset by gains on sale of real estate properties of $2.0 million and 0.6 million, respectively. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(amounts in thousands)	2011	2010	2011	2010	Increase	Change	Increase	Change

	$265	$55	$469	$103	$210	382%	$366	355%
Net loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. The change in net loss attributable to noncontrolling interests can be attributed to an increase in net loss during the three and nine months ended September 30, 2011 compared with the same periods in 2010.

The percentage of the Operating Partnership owned by noncontrolling interests increased to 5.5% as of September 30, 2011 compared with 1.9% as of September 30, 2010, which was due to the issuance of 1,418,715 Operating Partnership units to partially fund the acquisition of 840 First Street, NE during the first quarter of 2011 and the issuance of an additional 544,673 Operating Partnership units during the third quarter of 2011 to satisfy a contingent consideration obligation owed to the seller of 840 First Street, NE. At September 30, 2011, the Company had entered into three joint ventures in which it had a controlling interest and, therefore, consolidates the respective joint venture’s operating results within in consolidated statements of operations. At September 30, 2010, the Company did not have a controlling interest in any joint ventures. The Company reflects the joint venture partners’ operating results as net income or loss attributable to noncontrolling interests within its statements of operations. For the three and nine months ended September 30, 2011, the joint venture partners’ aggregate share in the operating results of the Company’s consolidated joint ventures was a $7 thousand loss.
Same Property Net Operating Income
Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties whose period-over-period operations can be viewed on a comparative basis , is a primary performance measure the Company uses to assess the results of operations at its properties. Same Property NOI is a non-GAAP measure. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period and thus impact trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI because these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance. The Company also presents Same Property NOI results for each of its reporting segments, including its Washington, D.C. reporting segment, which had one property owned for the entirety of the three months September 30, 2011 and 2010.

Comparison of the Three and Nine Months Ended September 30, 2011 with the Three and Nine Months Ended September 30, 2010
The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change
Number of buildings (1)(2)	167	167	—	—	166	166	—	—

Same property revenue
Rental	$27,599	$27,807	$(208)	(0.7)	$78,862	$79,611	$(749)	(0.9)
Tenant reimbursements	6,120	5,949	171	2.9	17,453	18,105	(652)	(3.6)

Total same property revenue	33,719	33,756	(37)	(0.1)	96,315	97,716	(1,401)	(1.4)

Same property operating expenses

Property	7,894	7,735	159	2.1	22,095	23,233	(1,138)	(4.9)
Real estate taxes and insurance	3,048	2,924	124	4.2	8,689	9,083	(394)	(4.3)

Total same property operating expenses	10,942	10,659	283	2.7	30,784	32,316	(1,532)	(4.7)

Same property net operating income	$22,777	$23,097	$(320)	(1.4)	$65,531	$65,400	$131	0.2

Reconciliation to net income
Same property net operating income	$22,777	$23,097			$65,531	$65,400
Non-comparable net operating income (3)	6,873	(18)			18,510	1,445
General and administrative expenses	(4,354)	(3,475)			(12,546)	(10,859)
Acquisition costs	(1,737)	(361)			(4,475)	(2,025)
Depreciation and amortization	(16,088)	(10,608)			(45,381)	(30,487)
Impairment of real estate asset	(3,111)	—			(3,111)	—
Contingent consideration related to acquisition of property	1,487	—			1,487	(710)
Other expenses, net	(9,754)	(8,417)			(26,650)	(25,018)
Benefit from income taxes	195	—			655	—
Discontinued operations (4)	—	(3,153)			(873)	(2,855)

Net loss	$(3,712)	$(2,935)			$(6,853)	$(5,109)

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	83.1%	85.1%			83.6%	85.1%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude the results of the following non same-properties: RiversPark I and II, Three Flint Hill, Battlefield Corporate Center, Redland Corporate Center, Atlantic Corporate Park, 1211 Connecticut Ave, NW, 440 First Street, NW, 7458 Candlewood Road, 1750 H Street, NW, Aviation Business Park, Cedar Hill I & III, Merrill Lynch, 840 First Street, NE, One Fair Oaks, Greenbrier Towers I & II, 1005 First Street, NE, Davis Drive and Sterling Park — Building 7.

(2)
The Company acquired 500 First Street, NW on June 30, 2010. The property was the Company’s first acquisition in its Washington, D.C. region and is only included above in the quarter over quarter comparison as it was not owned by the Company for the entirety of the nine months ended September 30, 2010.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)	Discontinued operations represent the results of operations and subsequent dispositions of Aquia Commerce Center I&II, Gateway West, Old Courthouse Square, Deer Park and 7561 Lindbergh Drive.

Same Property NOI decreased $0.3 million, or 1.4%, and for the three months ended September 30, 2011 and increased $0.1 million for the nine months ended September 30, 2011 compared with the same periods in 2010. Total same property revenues slightly decreased for the three months ended September 30, 2011 and decreased $1.4 million for the nine months ended September 30, 2011 compared with the same periods in 2010 due to an increase in vacancy. The increase in vacancy for the three months ended September 30, 2011 was partially offset by an increase in rental rates and construction management fees. The decrease in total same property revenues for the nine months ended September 30, 2011 was also attributable to a reduction in recoverable expenses due to lower snow and ice removal costs. Compared with 2010, total same property expenses increased $0.3 million for the three months ended September 30, 2011 due to an increase in real estate taxes as the third quarter of 2011 reflected higher tax assessments on several properties, and decreased $1.5 million for the nine months ended September 30, 2011 due to a reduction in snow and ice removal costs and real estate taxes, which were the result of lower tax assessments from the previous year.
Maryland

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change
Number of buildings (1)	63	63	—	—	63	63	—	—

Same property revenue
Rental	$8,601	$8,715	$(114)	(1.3)	$25,669	25,962	$(293)	(1.1)
Tenant reimbursements	1,907	1,723	184	10.7	5,562	5,652	(90)	(1.6)

Total same property revenue	10,508	10,438	70	0.7	31,231	31,614	(383)	(1.2)

Same property operating expenses

Property	2,243	2,420	(177)	(7.3)	6,992	7,804	(812)	(10.4)
Real estate taxes and insurance	993	1,042	(49)	(4.7)	2,943	3,108	(165)	(5.3)

Total same property operating expenses	3,236	3,462	(226)	(6.5)	9,935	10,912	(977)	(9.0)

Same property net operating income	$7,272	$6,976	$296	4.2	$21,296	$20,702	$594	2.9

Reconciliation to total property operating income:
Same property net operating income	$7,272	$6,976			$21,296	$20,702
Non-comparable net operating income(2)	1,202	38			3,545	441

Total property operating income	$8,474	$7,014			$24,841	$21,143

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	82.1%	83.8%			82.3%	83.8%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude RiversPark I & II, Aviation Business Park, Redland Corporate Center II & III, 7458 Candlewood Road and Merrill Lynch.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.3 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. Total same property revenues increased $0.1 million for the three months ended September 30, 2011, as increases in rental rates and construction management fees offset an increase in vacancy, and decreased $0.4 million for the nine months ended September 30, 2011 due to an increase in vacancy. Total same property operating expenses for the Maryland properties decreased $0.2 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 due to lower reserves for bad debt expense and real estate taxes. Total same property revenues also decreased for the nine months ended September 30, 2011 due to a reduction in snow and ice removal costs.
Northern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change
Number of buildings (1)	49	49	—	—	49	49	—	—

Same property revenue
Rental	$8,224	$8,070	$154	1.9	$24,451	$24,207	$244	1.0
Tenant reimbursements	1,695	1,508	187	12.4	5,336	5,616	(280)	(5.0)

Total same property revenue	9,919	9,578	341	3.6	29,787	29,823	(36)	(0.1)

Same property operating expenses
Property	2,111	1,960	151	7.7	6,495	6,714	(219)	(3.3)
Real estate taxes and insurance	891	699	192	27.5	2,879	2,896	(17)	(0.6)

Total same property operating expenses	3,002	2,659	343	12.9	9,374	9,610	(236)	(2.5)

Same property net operating income	$6,917	$6,919	$(2)	0.0	$20,413	$20,213	$200	1.0

Reconciliation to total property operating income
Same property net operating income	$6.917	$6,919			$20,413	$20,213
Non-comparable net operating income (loss)(2)	1,832	(73)			3,142	(34)

Total property operating income	$8,749	$6,846			$23,555	$20,179

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	84.1%	84.4%			84.0%	84.3%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude the results of Three Flint Hill, Atlantic Corporate Park, Cedar Hill I & III, One Fair Oaks, Davis Drive and Sterling Park-Building 7.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Northern Virginia properties slightly decreased for the three months ended September 30, 2011 and increased $0.2 million for the nine months ended September 30, 2011 compared with the same periods in 2010. Total same property revenues increased $0.3 million for the three months ended September 30, 2011, due to an increase in rental rates, and slightly decreased for the nine months ended September 30, 2011, as an increase in rental rates was offset by a decline recoverable tenant expenses and non-cash revenue. Total same property operating expenses increased $0.3 million for the three months ended September 30, 2011, due to an increase in real estate taxes, and decreased $0.2 million nine months ended September 30, 2011 due to lower snow and ice removal costs.

Southern Virginia

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change

Number of buildings (1)	54	54	—	—	54	54	—	—

Same property revenue
Rental	$9,390	$9,933	$(543)	(5.5)	$28,742	$29,442	$(700)	(2.4)
Tenant reimbursements	2,008	2,336	(328)	(14.0)	6,555	6,837	(282)	(4.1)

Total same property revenue	11,398	12,269	(871)	(7.1)	35,297	36,279	(982)	(2.7)

Same property operating expenses
Property	3,117	3,027	90	3.0	8,608	8,715	(107)	(1.2)
Real estate taxes and insurance	939	992	(53)	(5.3)	2,867	3,079	(212)	(6.9)

Total same property operating expenses	4,056	4,019	37	0.9	11,475	11,794	(319)	(2.7)

Same property net operating income	$7,342	$8,250	$(908)	(11.0)	$23,822	$24,485	$(663)	(2.7)

Reconciliation to total property operating income
Same property net operating income	$7,342	$8,250			$23,822	$24,485
Non-comparable net operating income (loss) (2)	698	26			1,033	85

Total property operating income	$8,040	$8,276			$24,855	$24,570

	Weighted Average				Weighted Average
	Occupancy				Occupancy
	2011	2010			2011	2010
Same Properties	82.7%	86.0%			84.1%	86.4%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude the results of Battlefield Corporate Center and Greenbrier Towers I & II.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Southern Virginia properties decreased $0.9 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. Total same property revenues decreased $0.9 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, compared the same periods in 2010 as a result of an increase in vacancy, a significant portion of which is related to the downsizing of the sole tenant at 1434 Crossways Boulevard. Total same property operating expenses slightly increased for the three months ended September 30, 2011, as an increase in utilities was offset by a decrease in reserves for anticipated bad debt expense, and decreased $0.3 million for the nine months ended September 30, 2011, primarily due to a decline in real estate taxes, snow and ice removal costs and reserves for anticipated bad debt expense.

Washington, D.C.

	Three Months Ended
	September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change
Number of buildings (1)(2)	1	1	—	—

Same property revenue
Rental	$1,384	$1,089	$295	27.1
Tenant reimbursements	510	382	128	33.5

Total same property revenue	1,894	1,471	423	28.8

Same property operating expenses
Property	423	328	95	29.0
Real estate taxes and insurance	225	191	34	17.8

Total same property operating expenses	648	519	129	24.9

Same property net operating income	$1,246	$952	$294	30.9

Reconciliation to total property operating income
Same property net operating income	$1,246	$952
Non-comparable net operating income (loss) (3)	3,141	(9)

Total property operating income	$4,387	$943

	Weighted Average
	Occupancy
	2011	2010
Same Properties	100.0%	100.0%

(1)
Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude the results of 1211 Connecticut Ave, NW, 440 First Street, NW, 1750 H Street, NW, 840 First Street, NE and 1005 First Street, NE.

(2)
The Company acquired 500 First Street, NW on June 30, 2010. The property was the Company’s first acquisition in its Washington, D.C. region and is only included above in the quarter over quarter comparison as it was not owned by the Company for the entirety of the nine months ended September 30, 2010.

(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI for the Washington, D.C. property increased $0.3 million for the three months ended September 30, 2011 compared with the same period in 2010. Total same property revenues increased $0.4 million for the three months ended September 30, 2011 compared with the same period in 2010 as a result of an increase in rental revenue. Total same property operating expenses increased $0.1 million for the three months ended September 30, 2011 due to an increase in real estate taxes and management fees.

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
Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 13% of the Company’s annualized base rent is scheduled to expire during the next fifteen months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.
The Company also believes that it will have sufficient cash flow or access to capital to meet its obligations over the next five years. The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, unsecured term loans, secured term loans and unsecured senior notes, proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities including common shares through its controlled equity offering program. The amount of unused capacity under the unsecured revolving credit facility was $113.0 million at September 30, 2011.
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

Financial Covenants
The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of September 30, 2011, the Company was in compliance with all of the financial covenants of its outstanding debt instruments. Below is a summary of certain financial covenants associated with the Company’s outstanding debt at September 30, 2011 (dollars in thousands):
Unsecured Revolving Credit Facility and Term Loans

	Credit Facility /
	Unsecured and
	Secured Term
	Loans		Covenant
Unencumbered Pool Leverage(1)	49.0%		< 62.5%
Unencumbered Pool Debt Service Coverage Ratio(1)	4.58	x	> 1.75	x
Maximum Consolidated Total Indebtedness	52.5%		< 62.5%
Minimum Tangible Net Worth	$823,878		$>697,179
Fixed Charge Coverage Ratio	1.89	x	> 1.50	x
Maximum Secured Debt	27.2%		< 40%

(1)	Only applies to the Company’s unsecured revolving credit facility.
Senior Notes

	Senior Notes		Covenant
Unencumbered Pool Leverage	1.81	x	> 1.50	x
Unencumbered Pool Debt Service Coverage Ratio	4.35	x	> 1.75	x
Maximum Consolidated Total Indebtedness	56.6%		< 65%
Minimum Tangible Net Worth	$730,394		$>697,179
Fixed Charge Coverage Ratio	1.71	x	> 1.50	x
Maximum Secured Debt	28.1%		< 40%
Non-Financial Covenants in Mortgage Loan Documents
Certain of the Company’s subsidiaries are borrowers on mortgage loans, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary (a “Prohibited Transfer”). Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the trading of the Company’s common shares on the NYSE, the issuance of common shares by the Company, or the issuance of units of limited partnership interest in the Operating Partnership. As of September 30, 2011, the Company believes that there were six mortgage loans with such Prohibited Transfer provisions, representing an aggregate principal amount outstanding of approximately $57.2 million, of which two mortgages totaling $38.9 million are scheduled to mature in 2012. Two of these mortgage loans were entered into prior to the Company’s initial public offering (“IPO”) in 2003 and four were assumed subsequent to its IPO. In each instance, the Company received the consent of the mortgage lender to consummate its IPO (for the two pre-IPO loans) or to acquire the property or the ownership interests of the borrower (for the post-IPO loans), including the assumption by its subsidiary of the mortgage loan. Generally, the underlying mortgage documents, previously applicable to a privately held owner, were not changed at the time of the IPO or the later loan assumptions, although the Company believes that each of the lenders or servicers was aware that the borrower’s ultimate parent was or would become a publicly traded company. Subsequent to the IPO and the assumption of these additional mortgage loans, the Company has issued new common shares and shares of the Company have been transferred on the New York Stock Exchange. Similarly, the Operating Partnership has issued units of limited partnership interest. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any such transfer of shares or units of limited partnership interest. If a lender were to be successful in any such action, the Company could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming fully recourse to the Company or its Operating Partnership. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit the Company’s mortgage lenders to accelerate the indebtedness owed to them, it could result in an event of default under the Company’s Series A and Series B Senior Notes, its unsecured revolving credit facility, its unsecured term loan, its secured term loan and its Exchangeable Senior Notes.

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
Consolidated cash flow information is summarized as follows:

	Nine Months Ended
	September 30,
(amounts in thousands)	2011	2010	Change

Cash provided by operating activities	$26,801	$29,636	$(2,835)
Cash used in investing activities	(126,866)	(96,463)	(30,403)
Cash provided by financing activities	81,431	66,617	14,814
Net cash provided by operating activities decreased $2.8 million for the nine months ended September 30, 2011 compared with the same period in 2010 primarily due to an increase in cash used to fund the Company’s escrows and reserves accounts, which was the result of additional mortgages assumed in 2011, and cash used for deferred costs, which include amounts paid for leasing commissions. The decrease in cash provided by operating activities for the nine months ended September 30, 2011 compared the same period in 2010 was partially offset by an increase in the Company’s accounts payable and other expenses.
Net cash used in investing activities increased $30.4 million for the nine months ended September 30, 2011 compared with the same period in 2010 primarily due to an increase in cash used on additions to rental property and construction in progress. During the nine months ended September 30, 2011, the Company used $38.5 million of cash on additions to rental property and construction in progress compared with $14.5 million used during the nine months ended September 30, 2010. The increase in cash used in investing activities was also attributed by the Company providing a $30.0 million subordinated loan to the owners of an office building located in Washington, D.C. The increase in cash used by investing activities was partially offset by a reduction in cash used for property acquisitions. During the first nine months of 2011, the Company used $75.1 million of cash to acquire six properties and a land parcel compared with the use of $81.5 million of cash to acquire two office buildings during the first nine months of 2010. The 2011 acquisitions were partially funded by the assumption of mortgage debt totaling $139.4 million and the issuance of 1,963,388 Operating Partnership units valued at $28.8 million, while the 2010 acquisitions were funded with cash. As part of two property acquisitions in 2011, the Company was required to escrow $2.0 million for future tenant improvements. As of September 30, 2011, the Company had paid $8.2 million in deposits on potential acquisitions compared with $3.0 million in deposits paid as of September 30, 2010. Also, the Company received proceeds of $26.9 million from the sale of three properties during the nine months ended September 30, 2011 compared with proceeds of $11.4 million received from the sale of two properties during the same period in 2010.

Net cash provided by financing activities increased $14.8 million for the nine months ended September 30, 2011 compared with the same period in 2010. During the nine months ended September 30, 2011, the Company issued $348.0 million of debt, which consisted of a $175.0 million unsecured term loan and borrowings under the Company’s unsecured revolving credit facility totaling $173.0 million compared with borrowings of $51.0 million under its facility and the issuance of a $39.0 million mortgage loan during the same period in 2010. The increase in cash provided by financing activities was offset by an increase in the repayment of outstanding debt, which totaled $339.5 million for the nine months ended September 30, 2011 compared with repayments totaling $94.8 million during the same period in 2010. During the nine months ended September 30, 2011, the Company issued 4.6 million of Series A Preferred Shares for net proceeds of $111.0 million compared with the issuance of 6.8 million common shares for net proceeds of $94.3 million during the nine months ended September 30, 2010. The proceeds from both the preferred and common share issuances during the nine months ended September 30, 2011 and 2010 were used to pay down a portion of the outstanding balance on the Company’s unsecured revolving credit facility. As a result of the Company’s equity issuances during 2011 and 2010, its cash paid for dividends and distributions increased $14.7 million for the nine months ended September 30, 2011 compared with the same period in 2010. During the nine months ended September 30, 2011, the Company received $2.2 million from its consolidated joint venture partners, which were applied toward the acquisitions of 1005 First Street, NE in August 2011 and 1200 17th Street, NW in October 2011.
Contractual Obligations
As of September 30, 2011, the Company had development and redevelopment contractual obligations of $4.7 million outstanding, primarily related to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment, which underwent a complete redevelopment and that was substantially completed at September 30, 2011. As of September 30, 2011, the Company had capital improvement obligations of $3.1 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of September 30, 2011. Also, as of September 30, 2011, the Company had $9.6 million of tenant improvement obligations, primarily related to a tenant at Redland Corporate Center II & III, which is located in the Company’s Maryland reporting segment. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility. At September 30, 2011, the Company had $113.0 million available under its unsecured revolving credit facility.
In connection with the Company’s 2009 acquisition of Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. As of September 30, 2011, the Company’s total contingent consideration obligation to the former owner of Ashburn Center was approximately $1.4 million.
On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. As of September 30, 2011, the joint venture’s total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected on the Company’s condensed consolidated financial statements.
On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy a portion of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At September 30, 2011, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units dependent upon the leasing of any of the vacant space.
As of September 30, 2011, the Company had $8.2 million in non-refundable deposits outstanding for future acquisitions, including 1200 17th Street, NW, which was acquired through a joint venture for $39.6 million on October 12, 2011 and financed through a draw on its unsecured revolving credit facility, the placement of a $20 million mortgage and available cash. The Company also has two additional acquisitions under contract, one of which will be acquired through a joint venture. The Company’s share of the total consideration for these transactions will be approximately $70 million, including the assumption of approximately $39 million of mortgage debt. The additional transactions are expected to close in November 2011.
The Company had no other material contractual obligations as of September 30, 2011.

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
Distributions
The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of September 30, 2011, owned 95.5% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and at the discretion of the Company’s Board of Trustees.
Dividends
On October 25, 2011, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend is payable on November 11, 2011 to common shareholders of record as of November 4, 2011. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend is payable on November 15, 2011 to preferred shareholders of record as of November 4, 2011. For each dividend paid by the Company on its common stock, the Operating Partnership distributes an equivalent distribution on its Operating Partnership units.
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
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as amended in November 1999 and April 2002), FFO represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. The Company’s methodology for computing FFO adds back noncontrolling interests in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share. On October 31, 2011, NAREIT issued revised guidance regarding the exclusion of impairment write-downs of depreciable assets in reported FFO. As a result, the Company will exclude impairment losses from FFO in future periods and will restate historical FFO to exclude such charges consistent with NAREIT’s guidance.

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
The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss attributable to common shareholders	$(5,675)	$(2,880)	$(12,623)	$(5,006)
Add: Depreciation and amortization:
Real estate assets	16,088	10,608	45,381	30,487
Discontinued operations	—	284	520	1,099
Unconsolidated joint ventures	520	188	1,556	426
Consolidated joint venture	(21)	—	(61)	—
Gain on sale of real estate properties	—	—	(1,954)	(557)
Net loss attributable to noncontrolling interests in the Operating Partnership	(272)	(55)	(476)	(103)

FFO available to common shareholders and unitholders	$10,640	$8,145	$32,343	$26,346

Weighted average common shares and Operating Partnership units outstanding — diluted	51,830	38,165	51,380	35,718
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

At September 30, 2011, the Company’s exposure to variable interest rates consisted of borrowings of $175.0 million on a three-tranche unsecured term loan, $142.0 million on its unsecured revolving credit facility and $30.0 million on a secured term loan. A change in interest rates of 1% would result in an increase or decrease of $3.5 million in interest expense on an annualized basis. As of September 30, 2011, the Company had fixed LIBOR on $200.0 million of its variable rate debt though six interest rate swap agreements, of which five interest rate swap agreements that fixed LIBOR on $150.0 million of variable rate debt were entered into in the third quarter of 2011.
The table below summarizes the Company’s interest rate swap agreements as of September 30, 2011 (dollars in thousands):

			Interest Rate
			Contractual	Fixed LIBOR
Effective Date	Maturity Date	Amount	Component	Interest Rate
January 2011	July 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%

		$200,000

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
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In October 2011, the Company replaced its accounting software with a new integrated ERP system, Yardi Voyager. The Company does not anticipate the implementation of the new software will result in any significant change to internal controls over financial reporting during the remainder of 2011.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
As of September 30, 2011, the Company was not subject to any material pending legal proceedings.

Item 1A.	Risk Factors
As of September 30, 2011, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2010 and updated in Item 1A “Risk Factors” in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

No.	Description

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

10.2
Guaranty, dated July 18, 2011, by First Potomac Realty Trust in favor of the agent and lenders party to the Term Loan Agreement, dated as of July 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2011).

10.3
Amendment No. 5, dated September 30, 2011, by and among First Potomac Realty Investment Limited Partnership and KeyBank National Association, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association and the other lending institutions which are a party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
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

32.2*
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
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated balance sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2011 and 2010; and (iv) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: November 8, 2011	/s/ Douglas J. Donatelli Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: November 8, 2011	/s/ Barry H. Bass Barry H. Bass Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

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

10.2
Guaranty, dated July 18, 2011, by First Potomac Realty Trust in favor of the agent and lenders party to the Term Loan Agreement, dated as of July 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2011).

No.	Description

10.3
Amendment No. 5, dated September 30, 2011, by and among First Potomac Realty Investment Limited Partnership and KeyBank National Association, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association and the other lending institutions which are a party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
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

32.2*
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
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated balance sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2011 and 2010; and (iv) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.