Form 10-K
period 2011-12-31
FIRST POTOMAC REALTY TRUST
filed 2012-02-29
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 1-31824

FIRST POTOMAC REALTY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7600 Wisconsin Avenue, 11th Floor, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

(301) 986-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange upon Which Registered
Common Shares of beneficial interest, $0.001 par value per share 7.750% Series A Cumulative Redeemable Perpetual Preferred shares of beneficial interest, $0.001 par value per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)    YES  ☐    NO  ☒

The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2011, held by those persons deemed by the registrant to be non-affiliates was $745,877,280.

As of February 27, 2012, there were 50,761,963 common shares of beneficial interest, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement relating to the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and industrial properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.

References in this Annual Report on Form 10-K to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of December 31, 2011, owned a 94.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.

At December 31, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 1.0 million square feet through six unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 81.8% occupied by 608 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 84.0% occupied at December 31, 2011. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.6 million square feet at December 31, 2011. The Company derives substantially all of its revenue from leases of space within its properties. As of December 31, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2011, the Company had consolidated total revenues of approximately $172 million and consolidated total assets of $1.7 billion. Financial information related to the Company’s four reporting segments is set forth in footnote 18, Segment Information, to the Company’s consolidated financial statements.

The Company’s principal executive offices are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. In 2011, the Company entered into a new lease agreement that will be effective in the spring of 2012 at its corporate headquarters, which will expand its corporate office space by an additional 19,000 square feet. The Company believes the expanded office space is sufficient to meet its current needs. As of December 31, 2011, the Company had five other offices for its property management operations, which occupy approximately 23,000 square feet within buildings it owns. During the first quarter of 2012, the Company entered into a lease agreement through November 2013 for approximately 6,000 square feet in Washington, D.C., which will serve as a temporary location for the Company’s Washington, D.C. office.

The Company’s History

First Potomac Realty Limited Partnership (the “Operating Partnership”) was formed in December 1997 by Louis T. Donatelli, our former Chairman, Douglas J. Donatelli, our current Chairman and Chief Executive Officer and Nicholas R. Smith, our Executive Vice President and Chief Investment Officer, to focus on the acquisition, redevelopment and development of industrial properties and business parks, primarily in the suburban markets of the Washington, D.C. metropolitan area. The Company completed its initial public offering (“IPO”) in October 2003, raising net proceeds of approximately $118 million. At December 31, 2003, the Company owned 17 properties totaling approximately 2.9 million square feet and had revenues of $18.4 million and total assets of $244.1 million. Through its business strategy and operating model, by December 31, 2006, the Company had almost quadrupled its square footage owned and had more than quadrupled its revenues and total assets. During 2007 and

2008, the Company’s management team chose not to expand the Company’s portfolio given the increase in asset prices. The Company therefore focused on maximizing the value of its assets under management and maintaining a flexible balance sheet. In 2009, the Company began seeing attractive acquisition opportunities and determined that it was the appropriate time to begin growing its portfolio again, expanding its platform to include more multi-story office properties. In 2010, the Company entered the office market in Washington, D.C., with the acquisition of four properties, including one property purchased through an unconsolidated joint venture. In 2011, the Company continued to acquire office buildings in Washington, D.C. with the acquisition of three properties, including one through a consolidated joint venture and one through an unconsolidated joint venture.

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

The Company’s acquisition strategies focus on properties in its target markets that generally meet the following investment criteria:

•	established locations;

•	below-market rents; and/or

•	absentee prior ownership.

The Company uses its contacts, relationships and local market knowledge to identify and opportunistically acquire office buildings, business parks and industrial properties in its target markets. The Company also believes that its reputation for professional property management and its transparency as a public company allow it to attract high-quality tenants to the properties that it acquires, leading, in some cases, to increased profitability and value for its properties.

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

Significant 2011 Activity

•	Completed seven property acquisitions for total consideration of $268.6 million;

•

Acquired a 51% non-controlling interest in an unconsolidated joint venture for $27.8 million, net of mortgage debt assumed, that owns two office buildings in Northern Virginia and a 95% non-controlling interest in an unconsolidated joint venture for $20.4 million, net of mortgage debt issued, that owns an office building in Washington, D.C., which the Company plans to develop into a new office building;

•	Raised net proceeds of $111.0 million through the issuance of 4.6 million 7.750% Series A Preferred Shares;

•	Executed 2.8 million square feet of leases, consisting of 1.1 million square feet of new leases and 1.7 million square feet of renewal leases;

•

Entered into and expanded a $175.0 million unsecured term loan to $225.0 million, which was subsequently increased to $300.0 million in February 2012, with staggered maturity dates ranging from July 2016 to July 2018;

•	Expanded borrowing capacity of unsecured revolving credit facility from $225.0 million to $255.0 million; and

•	Completed the disposition of three properties for net proceeds of $26.9 million.

Total assets were $1.7 billion at December 31, 2011 compared with $1.4 billion at December 31, 2010.

Competitive Advantages

The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, which include:

•	Experienced Management Team. The Company’s executive officers average more than 25 years of real estate experience in the greater Washington, D.C. region.

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

•

Favorable Lease Terms. As of December 31, 2011, 469 of the Company’s 823 leases (representing approximately 63% of the Company’s annualized base rent) were triple-net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for revenue growth through contractual rent increases.

•

High Quality Tenant Mix. At December 31, 2011, over 25% of the Company’s total annualized base rent was derived from the U.S. Government, state governments or government contractors. The Company’s non-government related tenant base is highly diverse. Approximately 48% of the Company’s annualized base rent is generated from its 30 largest tenants, and its largest 100 tenants generate roughly two-thirds of its annualized base rent. The balance of the Company’s tenants, which is comprised of over 500 different companies, generates the remaining one-third of its annualized base rent. The Company believes its high concentration of government related revenue, coupled with its diversified tenant base, provide a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company

The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	50

Chairman of the Board of Trustees and Chief Executive Officer

Douglas J. Donatelli is a founder of the Company and has served as Chairman since May 2007 and Chief Executive Officer and trustee of the Company since its predecessor’s founding in 1997. Mr. Donatelli previously was Executive Vice President of Donatelli & Klein, Inc. (now Donatelli Development, Inc. (“DDI”)), a real estate development and investment firm located in Washington, D.C., and from 1985 to 1991, President of D&K Broadcasting, a communications subsidiary of DDI that owned Fox network affiliated television stations. Mr. Donatelli is active in many charitable and community organizations. He serves as Chairman, Board of Directors, Catholic Charities of the Archdiocese of Washington, D.C. and as Corporate Fund Vice Chairman for the Kennedy Center Corporate Fund Board. He is a member of the Urban Land Institute and the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Donatelli holds a Bachelor of Science degree in Business Administration from Wake Forest University.

Barry H. Bass	48

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

Joel F. Bonder	63

Executive Vice President, General Counsel and Secretary

Joel F. Bonder has served as Executive Vice President, General Counsel and Secretary since joining the Company in January 2005. Mr. Bonder was Counsel at Bryan Cave LLP from 2003 to 2004 in Washington, D.C., where he specialized in corporate and real estate law and project finance. He was Executive Vice President and General Counsel of Apartment Investment and Management Company (AIMCO), a public traded apartment REIT, from 1997 to 2002, and General Counsel of National Corporation for Housing Partnerships, an owner of multifamily housing, and its publicly traded parent company, NHP Incorporated, from 1994 to 1997. Mr. Bonder is a graduate of the University of Rochester and received his JD degree from Washington University School of Law. He is admitted to the bar in the District of Columbia, Massachusetts and Illinois.

James H. Dawson	54

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

Name	Age	Position and Background
Nicholas R. Smith	47

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

Michael H. Comer	46

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

Timothy M. Zulick	48

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

The Company’s Markets

The Company operates, invests in, and develops, office, business park and industrial properties in the greater Washington, D.C. region. Within this area, the Company’s primary markets are the Washington, D.C. metropolitan statistical area (“MSA”), which includes Washington D.C., northern Virginia and suburban Maryland, and the Richmond and Norfolk MSAs. The Company derives 70.4% of its annualized base rent from the Washington, D.C. MSA, and, in the aggregate, the Richmond and Norfolk MSAs contribute 27.2% of the Company’s annualized base rent. The Company also owns and operates assets in the Baltimore, Maryland, market, which represent 2.4% of its annualized base rent.

According to data from Transwestern, a leading commercial real estate services provider, the Washington, D.C. MSA contains approximately 401 million square feet of office property and over 393 million square feet of business park and industrial property.

The Washington, D.C. MSA has the largest economy of the Company’s target markets. In addition to its size, the Washington, D.C. MSA has been one of the top performers in terms of job creation in the past few years. In 2011, the D.C. MSA added more than 22,000 jobs, primarily in the professional and business services and financial services sectors. Although the regional economy is supported by the spending of the U.S. Government, which accounts for over 50% of the economy, the bulk of the jobs created in 2011 came from the private sector. As of December 2011, the D.C. MSA had the lowest unemployment rate among major metropolitan MSA’s at 5.5%, according to the Bureau of Labor Statistics (“BLS”).

The outlook for the Washington D.C. region remains positive, with job creation expected to average over 32,000 new jobs annually between 2012 and 2015 based on economic projections from the Center for Regional Analysis at George Mason University (“GMU-CRA”). Regional GDP growth is expected to be similar to that of the national average through 2015, based on GMU-CRA projections.

Norfolk, Virginia, is the Company’s second largest market when measured by annualized base rent and square footage. The Company owns approximately 3.7 million square feet in Norfolk and derives approximately 19.0% of its annualized base rent from the market. Norfolk is home to the largest military installation in the world, according to the United States Navy, and remains heavily invested in the defense and shipping industries. The expansion of the Navy Cyber Forces (CYBERFOR) division, established in January of 2010, has generated considerable activity and created significant growth opportunities for the region. In December of 2011, the Norfolk MSA (formally known as the Virginia Beach, Norfolk-Newport News MSA) had an unemployment rate of 7.1%, based on BLS data. In addition, the Norfolk port is the third largest port on the East Coast of the United States with $41 billion in revenue, and has the deepest, obstruction-free channels available on the East Coast.

The Company owns approximately 1.8 million square feet in Richmond, Virginia, and derives 8.2% of its annualized base rent from the market. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants, primarily in business services, healthcare and educational industries. The area remains of interest to many industries due to its relatively low cost for businesses and proximity to Washington D.C. The unemployment rate in the Richmond MSA at December 31, 2011 was 6.8%, significantly better than the 8.5% national average.

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

Employees

The Company had 176 employees as of February 9, 2012. The Company believes relations with its employees are good.

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

An investment in our Company involves various risks, including the risk that an investor might lose its entire investment. The following discussion concerns the material risks associated with our business. These risks are interrelated and should be considered collectively. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our security holders.

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

Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our results of operations, cash flow and ability to make distributions to our security holders will be materially adversely affected. Income from properties may be adversely affected by, among other things,:

•	downturns in the national, regional and local economic conditions (particularly in the greater Washington, D.C. region, where our properties are located);

•	declines in the financial condition of our tenants (including tenant bankruptcies) and our ability to collect rents from our tenants;

•	decreases in rent and/or occupancy rates due to competition, oversupply or other factors;

•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance (including snow removal costs, which have been higher in recent years) and utilities;

•	vacancies and the need to periodically repair, renovate and re-lease space, or significant capital expenditures;

•	reduced capital investment in or demand for real estate in the future;

•	costs of remediation and liabilities associated with environmental conditions and laws;

•	terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

We significantly increased the size of our portfolio in 2010 and 2011 and may continue to meaningfully grow our portfolio, and newly developed and acquired properties may initially be dilutive and/or may not produce the returns that we expect, which could materially adversely affect our results of operations and growth prospects.

In 2010 and 2011, we focused our efforts on the acquisition, development and redevelopment of business parks and industrial and office properties, and we significantly increased the size of our portfolio. We intend to continue to acquire and develop additional business park and industrial and office properties, and the size of our portfolio could meaningfully increase even further. These acquisitions may be initially dilutive to our net income. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates, as well as expected development costs and leasing costs. We have acquired, and may continue to acquire, properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased at favorable rental rates. Moreover, operating expenses related to acquired properties may be greater than anticipated, particularly if we provide tenant improvements or other concessions or additional services in order to maintain or attract new tenants. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in originally analyzing the investment (including, without limitation, as a result of tenant bankruptcies, increased tenant improvements and other concessions, our inability to collect rents and higher than anticipated operating costs), thereby having a material adverse effect on our results of operations. This risk may be particularly pronounced for properties placed into development or acquired shortly before the recent economic downturn, where we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed.

In addition, when we acquire certain properties that are significantly under-leased, we often plan to reposition or redevelop them with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping such properties may prove to be inaccurate, which may result in our failure to meet our profitability goals. Moreover, we may be unsuccessful in leasing up such properties after repositioning or redeveloping them and if one or more of these new properties do not perform as expected, our results of operations may be materially adversely affected.

Our business strategy contemplates expansion through acquisitions and we may not be able to adapt our management and operational systems (including leasing and property management) to successfully integrate new properties into our portfolio without unanticipated disruption or expense, which could have a material adverse effect on our results of operations and financial condition.

Our business strategy contemplates expansion through acquisitions, and we significantly increased the size of our portfolio in 2010 and 2011. The size of our portfolio could meaningfully increase further as we execute our business plan. As we increase the size of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate new properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. In particular, because we began acquiring large, multi-tenant office properties in 2010 and 2011, we cannot assure you that our leasing and property management functions will successfully and efficiently lease and operate such properties. Our acquisitions of properties will generate additional operating expenses that we will be required to pay. Our past growth has required, and our growth will continue to require, increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate acquisitions into our portfolio and manage our growth could have a material adverse effect on our results of operations and financial condition.

We have limited experience in owning, developing and operating large, multi-tenant office properties, particularly in downtown Washington, D.C., which could have a material adverse effect on our results of operations.

During 2010, we acquired four multi-story office buildings, including one through an unconsolidated joint venture, located in downtown Washington, D.C. comprising approximately 0.5 million square feet of gross leasable area. In 2011, we acquired three additional properties in downtown Washington, D.C., including two properties that we plan to develop into multi-story office buildings, one of which is owned by an unconsolidated joint venture, in which, we have a 95% interest. These office properties have (or are expected to have, in the case of the two redevelopments) the capacity to support multiple tenants. Prior to 2010, our portfolio was comprised principally of business parks and industrial properties and smaller office properties located outside of downtown Washington, D.C. We have limited experience in owning, developing, leasing and operating large, multi-tenant office properties that require, among other things, additional leasing and property management capability. We cannot assure you that management’s past experience will be sufficient to successfully own, develop, lease, manage and operate such office properties (or additional office properties that we may acquire in the future), particularly in the downtown Washington, D.C. market where we have limited operating experience, the failure of which could have a material adverse effect on our results of operations.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remedy this weakness, it could result in the failure to comply with our financial covenants, which could materially adversely affect our liquidity and financial condition, and investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the market price of our securities.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness in our internal control over financial reporting as of December 31, 2011 relating to our monitoring and oversight of compliance with financial covenants under our debt agreements, as more fully described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 9A – Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management has determined that our internal control over financial reporting as of December 31, 2011 was not effective. Furthermore, as a result of the material weakness described above, management also concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

This material weakness, or difficulties encountered in implementing new or improved controls or other remedial steps, could prevent us from accurately monitoring and overseeing compliance with our financial covenants. The failure to maintain compliance with our financial covenants could have a material adverse effect on our liquidity and financial condition. See “Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition.” Furthermore, the material weakness, or difficulties encountered in implementing new or improved controls or other remedial steps, could prevent us from accurately reporting our results of operations, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. This could prevent or inhibit our ability to access third party sources of capital and could cause investors to lose confidence in our reported financial information, thereby adversely affecting the perception of our business and the market price of our securities. We cannot be certain that any remedial measures we have begun taking or intend to take will adequately remediate the weakness and will ensure that we maintain adequate controls over our financial processes and reporting in the future and, accordingly, additional material weaknesses may occur in the future.

Covenants in our debt agreements could adversely affect our liquidity and financial condition.

Our unsecured revolving credit facility, unsecured term loan, secured term loan and senior notes contain certain and varying restrictions on the amount of debt we are allowed to incur and other restrictions and requirements on our operations (including, among other things, requirements to maintain specified coverage ratios and other financial covenants, and limitations on our ability to make distributions, enter into joint ventures, develop properties and engage in certain business combination transactions). These restrictions, particularly if we are at or near the required ratios or thresholds, could prevent or inhibit our ability to make distributions to our shareholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to our company, which could adversely affect our financial condition and results of operations. Although we were in compliance with all of the financial and operating covenants of our outstanding debt agreements as of December 31, 2011, we were near the required ratios or thresholds for certain of the covenants, including the consolidated debt yield and distribution payout ratio under the senior notes, the unencumbered pool leverage ratio of the revolving credit facility and unsecured term loan, and the maximum consolidated total indebtedness under the revolving credit facility, unsecured term loan, secured term loan and senior notes. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The consolidated debt yield covenant under our senior notes is currently being impacted by three significant factors—vacancy in certain of our operating properties and related tenant improvement costs incurred in connection with the lease up those properties, the impact of acquisition costs and our overall leverage levels. The impact of acquisition costs is unique to the calculation of the consolidated debt yield covenant in our senior notes. Therefore, as a result of the stress on the consolidated debt yield covenant, we may be limited in our ability to pursue additional developments, redevelopments or acquisitions that may not be initially accretive to our results of operations but would otherwise be in the best interests of our shareholders. Our dividend payout ratio covenant under the senior notes also is currently impacted by, among other things, impairment charges, which reduce FFO solely for purposes of this covenant calculation. As such, we may be required to limit or restrict our ability to sell underperforming properties in our portfolio, which may otherwise be in the best interests of our shareholders, and/or curtail our distributions to common shareholders if we otherwise determine that our dividend payout ratio would be adversely impacted. In addition, as a result of the stress on these covenants, our ability to draw on our revolving credit facility or incur other additional debt may be limited, and we may be forced to raise additional equity to repay the senior notes or other debt.

Moreover, our continued ability to borrow under our revolving credit facility is subject to compliance with financial and operating covenants and our failure to comply with such covenants could cause a default under the credit facility. As noted above, we were near the required ratios or thresholds for certain of the financial covenants in our debt agreements as of December 31, 2011, and we can provide no assurance that we will be able to continue to comply with these covenants in future periods. In addition, we had a disagreement with the holders of our senior notes regarding the appropriate calculation of the consolidated debt yield and the dividend payout ratio covenants under the senior notes. Although we are in compliance with these covenants under the noteholders’ interpretation, we can provide no assurance that the noteholders will not seek to declare an event of default and accelerate maturity of the senior notes. Our debt agreements also contain cross-default provisions that would be triggered if we are in default under other loans in in excess of certain amounts. For example, an event of default under our senior notes would create an event of default under our other senior debt instruments. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

We may not be able to access adequate cash to fund our business or growth strategy, which could have a material adverse effect on our results of operations, financial condition and cash flow.

Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any, and to refinance or repay maturing debt. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations. This risk may be even more pronounced given the ongoing challenging economic environment.

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

In addition, our access to funds under our revolving credit facility depends on the ability of the lenders that are parties to such facility to meet their funding commitment to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions, will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitment to us, our business, results of operation, cash flow and financial condition could be materially adversely affected.

Our debt level may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects.

As of December 31, 2011, we had approximately $945.0 million of outstanding indebtednesses, consisting principally of our mortgage debt, senior unsecured notes, term loans and amounts outstanding under our credit facility. In connection with our acquisition and development activity, we significantly increased our debt in 2010 and 2011. We will incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

Our use of debt financing creates risks, including risks that:

•	our cash flow will be insufficient to make required payments of principal and interest;

•	we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

•	required debt payments will not be reduced if the economic performance of any property declines;

•	debt service obligations will reduce funds available for distribution to our security holders and funds available for acquisitions, development and redevelopment;

•	most of our secured debt obligations require the lender to be made whole to the extent we decide to pay off the debt prior to the maturity date; and

•

any default on our indebtedness, including as a result of a failure to maintain certain financial and operating covenants in our credit facility, unsecured term loan and senior notes, could result in acceleration of those obligations and possible loss of property to foreclosure.

If the economic performance of any of our properties declines, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure with a resulting loss of income and asset value.

Our leverage levels may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business through, among other things, acquisitions and developments, and a failure to refinance our existing debt as it matures could have a material adverse effect on our financial condition, liquidity and ability to make distributions to our shareholders. Our leverage levels also could make us more vulnerable to a downturn in business or the economy generally and may adversely affect the market price of our securities if an investment in our Company is perceived to be more risky than an investment in our peers.

If recent adverse global market and economic conditions worsen or do not fully recover, our business, results of operations, cash flow and financial condition may be materially adversely affected.

Overall financial market and economic conditions have been challenging in recent years, beginning with the credit crisis and recession that began in 2008. Challenging economic conditions persisted throughout 2011, including a worsening European sovereign debt crisis and volatility in the debt and equity markets, and have continued to some degree into 2012. These conditions, which could continue or worsen, combined with the ongoing difficult financial conditions still being faced by numerous financial institutions, high unemployment and residential and commercial real estate markets that have been slow to recover, among other things, have contributed to ongoing market volatility and uncertain expectations for the U.S. and other economies.

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

We cannot predict the duration or severity of the current economic challenges, and if these conditions worsen or do not fully recover, our business, results of operations, cash flow and financial condition may be materially adversely affected.

Acquired properties may expose us to unknown liabilities.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed or undiscovered environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We compete with other parties for tenants and property acquisitions.

Our business strategy contemplates expansion through acquisitions. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs and institutional investment funds, for the acquisition, development and leasing of properties. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future, which may impede our growth and have a material adverse effect on our results of operations. In addition, competition for acquisitions may significantly increase the purchase price and/or require us to, among other things, make concessions to sellers and/or agree to higher non-refundable deposits, which could require us to agree to acquisition terms less favorable to us.

We also face significant competition for tenants in our properties from owners and operators of business park and industrial and office properties that may be more willing to make space available to prospective tenants at lower prices and with greater tenant improvements and other concessions than comparable spaces in our properties, especially in difficult economic times. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge and increase the tenant improvements and other concessions that we offer, which could materially and adversely affect our results of operations.

We are subject to the credit risk of our tenants, which may declare bankruptcy or otherwise fail to make lease payments, which could have a material adverse effect on our results of operations and cash flow.

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

The U.S. Government accounted for 10% of our total annualized rental revenue as of December 31, 2011, and the U.S. Government combined with government contractors accounted for over 25% of our total annualized base rent as of December 31, 2011. A significant reduction in federal government spending could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the greater Washington, D.C. region, particularly the Washington, D.C. metropolitan area, are significantly dependent upon the level of federal government spending in the region, and uncertainty regarding the potential for future reduction in government spending could also decrease or delay leasing activity from the U.S. Government and government contractors. Moreover, the Budget Control Act passed in 2011, which imposed caps on the federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years, has fueled further uncertainty regarding future government spending reductions. In the event of a significant reduction in federal government spending, there could be negative economic changes in our region which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewal. In addition, some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from reductions in federal government spending, exercise of the government’s contractual termination rights, our inability to comply with the UFC standards or for any other reason would have a material adverse effect on our results of operations and could cause the value of our affected properties to be impaired. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and adversely affect our ability to make distributions to our security holders.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

Approximately 9%, 14% and 12% of our annualized base rent is scheduled to expire in 2012, 2013 and 2014, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. For example, as discussed in the risk factor above, our leases with the U.S. Government include favorable tenant termination provisions. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

Our variable rate debt subjects us to interest rate risk.

We have an unsecured revolving credit facility, a $225.0 million unsecured term loan, which was expanded to $300.0 million in February 2012, and a $30.0 million secured term loan, of which $10.0 million was paid in January 2012, and certain other debt, some of which is unhedged, that bears interest at a variable rate, and we may incur additional variable rate debt in the future. As of December 31, 2011, we had $438.0 million of variable rate debt, of which, $200 million was hedged through interest rate swap agreements. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged effectively or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2011 increased by 1%, or 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flow by approximately $2.4 million annually.

We have and may continue to engage in hedging transactions, which can limit our gains and increase exposure to losses.

We have and may continue to enter into hedging transactions to attempt to protect us from the effects of interest rate fluctuations on floating rate debt, or in some cases, prior to a proposed debt issuance. Our hedging transactions may include interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us and could adversely affect us because, among other things:

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

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Such downward adjustments, or “mark-to-market losses,” would reduce our equity.

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

All of our properties are located in the greater Washington D.C. region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the greater Washington D.C. region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. There can be no assurance that these markets will continue to grow or that favorable economic conditions will exist. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. For example, the U.S. Government, which has a large presence in our markets, accounted for 10% of our total annualized base rent as of December 31, 2011, and the U.S. Government combined with government contractors accounted for over 25% of our total annualized base rent as of December 31, 2011. We are therefore directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the greater Washington D.C. region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.

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

•

we may not be able to obtain financing on favorable terms, if at all, especially with respect to large scale developments and redevelopments such as 440 First Street, NW, 1005 First Street, NE, and 1200 17th Street, NW, which may render us unable to proceed with our development activities; and

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

In addition, during 2010 and 2011 we entered the downtown Washington, D.C. market in connection with our acquisition of seven downtown Washington, D.C. real estate assets, owned through direct or indirect interests. See “We have limited experience in owning, developing and operating large, multi-tenant office properties, particularly in downtown Washington, D.C., which could have a material adverse effect on our results of operations,” above.

We have limited experience in engaging in lending activities, which could have a material adverse effect on our results of operations.

In 2010 and 2011, we structured separate investments in two Washington, D.C. office properties in the form of loans to the owners of the property: a $25.0 million loan that bears interest at a rate of 12.5% per annum, is interest only and matures on April 1, 2017; and a $30.0 million loan that bears interest at a rate of 9.0% per annum, is interest only and matures on May 1, 2016. Each loan is secured by a portion of the owners’ interest in the respective property and is effectively subordinate to a senior mortgage loan on the property. We may engage in additional lending activities in the future, including mezzanine financing activities. These types of loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our shareholders.

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

We have, and may in the future, make investments through partnerships, limited liability companies or joint ventures, some of which may be significant in size. In particular, during 2010 and 2011, we entered a number of joint ventures in connection with our acquisition and development of various real estate assets. Partnership, limited liability company or joint venture investments may involve various risks, including the following:

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

Under the terms and conditions of most of the leases currently in force on our properties our tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. However, our largest tenant, the federal government, is not required to maintain property insurance at all. We have obtained comprehensive liability, casualty, earthquake, flood and rental loss insurance policies on our properties. All of these policies may, depending on the nature of the loss, involve substantial deductibles and certain exclusions. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.

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

Some of our trustees and executive officers may have conflicting duties because, in their capacities as our trustees and executive officers, they have a duty to our Company, and in our capacity as general partner of our Operating Partnership, they have a fiduciary duty to the limited partners, and some executive officers are themselves limited partners and own a significant number of units of limited partner interest in our Operating Partnership. These conflicts of interest could lead to decisions that are not in your best interest. Conflicts may arise when the interests of our shareholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness.

We depend on key personnel, particularly Mr. Douglas J. Donatelli, with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully and have other negative implications under certain of our indebtedness.

Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli. In particular, the extent and nature of the relationships that Mr. Donatelli has developed in the real estate community in our markets is critically important to the success of our business. Although we have an employment agreement with Mr. Donatelli and other named executive officers, there is no guarantee that Mr. Donatelli or our other key executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Donatelli, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our securities.

Further, the terms of certain of our debt instruments, including one of our term loans, includes a default provision whereby if any two of Douglas Donatelli, Nicholas Smith or Barry Bass, three of named executive officers, cease to maintain their current positions or duties at our company for any reason, a default under such debt could be triggered unless, within six months, our board has appointed a qualified substitute individual acceptable to the majority of the lenders in their sole discretion.

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

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 2003. The requirements for qualification as a REIT, however, are complex and interpretations of the federal income tax laws governing REITs are limited. The REIT qualification rules are even more complicated for a REIT that invests through an operating partnership, in various joint ventures, in other REITs and in both equity and debt investments. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, substantially reduce our cash available to make distributions to our shareholders. In addition, if we failed to qualify as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

Even if we maintain our qualification as a REIT, we are subject to any applicable state, local or foreign taxes and our taxable REIT subsidiaries are subject to federal, state and local income taxes at regular corporate rates.

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

Our common shares experience relatively limited trading volume; many investors, particularly institutions, may not be interested (or be permitted) in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having a limited market, thereby making our common shares a less attractive investment for some investors. In addition, an active trading market on the NYSE for our Series A Preferred Shares issued in January 2011 (which were our first issuance of preferred shares) may not develop or, if it does develop, may not last, in which case the trading price of our Series A Preferred Shares could be adversely affected or trade at prices lower than the initial offering price.

The market price and trading volume of our common and preferred shares may be volatile.

The market price of our common shares has been and may continue to be more volatile than in prior years and subject to wide fluctuations. In addition, the trading volume in our common and preferred shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common and preferred shares will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common and preferred shares include:

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

We have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent Securities and Exchange Commission filings. For example, we significantly reduced our quarterly distribution during 2009. Comparable companies to ours have also reduced and, in some cases, eliminated their distribution payments. All distributions will be made at the discretion of our board of trustees and their payment and amount will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with our debt covenants and other factors as our board of trustees may deem relevant from time to time. We cannot assure you of our ability to make distributions in the future or that the distributions will be made in amounts similar to our historic distributions. In particular, our outstanding debt, and the limitations imposed on us by our debt agreements, could make it more difficult for us to satisfy our obligations with respect to our equity securities, including paying dividends. See “Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition.” Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares, and future offerings of preferred shares could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common shares. In addition, some of our distributions may include a return of capital or may be taxable distributions of our shares or debt securities.

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

In the future, particularly as we seek to acquire and develop additional real estate assets consistent with our growth strategy, we may attempt to increase our capital resources through debt offerings or additional equity offerings, including senior or subordinated notes and series of preferred shares or common shares. For example, during 2010 and 2011, we sold approximately 18.3 million common shares, 4.6 million preferred shares in underwritten public offerings and approximately 0.7 million common shares through our controlled equity program.

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

The Company cannot predict the effect, if any, of future sales of common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of common shares, including common shares issuable upon the redemption of units of our Operating Partnership and exercise of options, or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares and impede our ability to raise capital. Any substantial sale of our common shares could have a material adverse effect on the market price of our common shares.

The Company also may issue from time to time additional common shares or preferred shares or units of our Operating Partnership in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances. For example, in 2011, we issued approximately 2.0 million units of our operating partnership in connection with the acquisition of an office property in Washington, D.C. and granted the holders of those units registration rights. Sales of substantial amounts of securities or the perception that these sales could occur may adversely affect the prevailing market price for our securities. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

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

The Company classifies its properties into four distinct reporting and operational segments within the broader Washington D.C, region, which it refers to as the Maryland, Washington, D.C., Northern Virginia and Southern Virginia reporting segments. Prior to 2011, the Company had reported its properties located in Washington, D.C. within its Northern Virginia reporting segment. However, due to the Company’s growth within the Washington, D.C. region, the Company feels it is appropriate to separate the properties owned in Washington, D.C. into its own reporting segment.

The following sets forth certain information for the Company’s properties by segment as of December 31, 2011 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON D.C., REGION

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at December 31, 2011(3)	Occupied at December 31, 2011(3)

Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,387	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	6,840	100.0%	100.0%
1005 First Street, NE(4)	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,299	98.2%	98.2%

Total	4		531,714	17,022	99.6%	99.6%

Redevelopment
440 First Street, NW	1	Capitol Hill	135,000	—

Joint Venture Properties (unconsolidated)
1750 H Street, NW	1	CBD	111,373	4,050	100.0%	100.0%
1200 17th Street, NW (Development)	1	CBD	170,000	N/A	N/A	N/A

	2		281,373	4,050	100.0%	100.0%

Grand Total	7		948,087	$21,073	99.7%	99.7%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.

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

(3)	Does not include space in development or redevelopment.

(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% controlling economic interest.

MARYLAND REGION

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2011(2)	Occupied at December 31, 2011(2)
SUBURBAN MD
Business Park
Airpark Place Business Center	3	Gaithersburg	82,429	$461	42.0%	42.0%
Ammendale Business Park(3)	7	Beltsville	312,736	4,168	95.1%	91.8%
Gateway 270 West	6	Clarksburg	255,506	2,768	76.4%	76.4%
Girard Business Center(4)	7	Gaithersburg	298,009	3,082	89.7%	86.7%
Rumsey Center	4	Columbia	134,514	1,153	72.4%	68.8%
Snowden Center	5	Columbia	144,847	2,001	92.1%	92.1%

Total Business Park	32		1,228,041	13,633	83.5%	81.5%
Office
Worman’s Mill Court	1	Frederick	40,051	356	87.7%	87.7%
Goldenrod Lane	1	Germantown	23,518	75	25.9%	25.9%
Annapolis Business Center	2	Annapolis	101,898	1,600	98.8%	98.8%
Campus at Metro Park North	4	Rockville	190,912	3,419	85.1%	85.1%
Cloverleaf Center	4	Germantown	173,655	2,781	88.6%	88.6%
Gateway Center	2	Gaithersburg	44,150	637	88.9%	88.9%
Hillside Center	2	Columbia	86,189	1,374	100.0%	100.0%
Merrill Lynch Building	1	Columbia	136,488	1,585	76.3%	73.2%
Patrick Center	1	Frederick	66,445	1,109	80.5%	75.3%
Redland Corporate Center-Bldg 3	1	Rockville	139,120	3,364	100.0%	100.0%
West Park	1	Frederick	28,620	331	89.7%	73.4%
Woodlands Business Center	1	Largo	37,886	270	50.2%	39.6%

Total Office	21		1,068,932	16,918	86.5%	85.0%
Industrial
Frederick Industrial Park(5)	3	Frederick	550,468	4,102	91.5%	91.5%
Glenn Dale Business Center	1	Glenn Dale	315,962	1,695	92.1%	92.1%

Total Industrial	4		866,430	5,796	91.7%	91.7%

Total Suburban Maryland	57		3,163,403	36,348	86.8%	85.5%

BALTIMORE
Business Park
Owings Mills Business Park(6)	6	Owings Mills	219,284	1,715	62.2%	59.8%
Triangle Business Center	4	Baltimore	74,182	511	63.2%	63.2%

Total Business Park	10		293,466	2,226	62.4%	60.7%
Industrial
Mercedes Center	1	Hanover	294,673	1,043	73.1%	73.1%

Total Baltimore	11		588,139	3,270	67.8%	66.9%

Stabilized Portfolio	68		3,751,542	39,617	83.8%	82.6%

Lease Up Property- Office(7)
Redland Corporate Center-Bldg 2	1	Rockville	209,146	3,308	68.4%	6.4%

Total Consolidated	69		3,960,688	42,925	83.0%	78.6%

Joint Venture Properties
RiversPark I	3	Columbia	161,052	1,898	89.9%	89.9%
RiversPark II	3	Columbia	146,515	1,718	88.2%	88.2%
Aviation Business Park	3	Glen Burnie	120,662	455	26.3%	26.3%

Total Joint Ventures	9		428,229	4,071	71.4%	71.4%

Grand Total	78		4,388,917	$46,996	81.9%	77.9%

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

(2)	Does not include space in development or redevelopment.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(4)	Girard Business Center consists of the following properties: Girard Business Center and Girard Place.

(5)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive, and 6900 English Muffin Way.

(6)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

(7)	The Company classifies properties that are acquired with less than 50% occupancy as lease up properties. Redland Corporate Center-Bldg 2 was 99% vacant at its acquisition in November 2010.

NORTHERN VIRGINIA REGION

	Septem 30,	Septem 30,	Septem 30,	Septem 30,	Septem 30,	Septem 30,
Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2011(2)	Occupied at December 31, 2011(2)
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,727	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	101,534	1,074	83.7%	76.0%
Linden Business Center	3	Manassas	109,724	819	64.8%	58.3%
Prosperity Business Center	1	Merrifield	71,312	700	77.4%	77.4%
Sterling Park Business Center(3)	7	Sterling	401,598	3,598	83.5%	83.5%

Total Business Park	17		878,352	8,918	84.3%	82.6%
Office
Cedar Hill	2	Tyson’s Corner	102,632	2,301	100.0%	100.0%
Herndon Corporate Center	4	Herndon	127,918	1,732	89.3%	89.3%
Lafayette Business Center(4)	6	Chantilly	254,296	3,394	85.0%	85.0%
One Fair Oaks	1	Fairfax	214,214	5,020	100.0%	100.0%
Reston Business Campus	4	Reston	82,988	1,034	86.0%	86.0%
Van Buren Office Park	4	Herndon	92,462	717	56.1%	56.1%
Windsor at Battlefield	2	Manassas	155,511	1,793	90.3%	90.3%

Total Office	23		1,030,021	15,991	88.5%	88.5%
Industrial
13129 Airpark Road	1	Culpeper	149,888	630	75.9%	75.9%
15395 John Marshall Highway	1	Haymarket	236,082	3,369	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	1,088	98.9%	78.2%
Newington Business Park Center	7	Lorton	254,272	2,417	87.0%	85.8%
Plaza 500	2	Alexandria	505,074	5,115	77.8%	77.8%

Total Industrial	12		1,254,345	12,619	85.5%	83.4%

Stabilized Portfolio	52		3,162,718	37,528	86.1%	84.8%

Lease Up Property-Office(5)
Atlantic Corporate Park	2	Sterling	221,372	1,058	29.1%	20.7%

Total Consolidated	54		3,384,090	38,587	82.4%	80.6%

Total Development / Redevelopment(6)	2		280,068	—

Joint Venture Property
Metro Place III & IV	2	Merrifield	325,328	5,797	100.0%	100.0%

Grand Total	58		3,989,486	$44,384	83.9%	82.3%

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

(2)	Does not include space in development or redevelopment.

(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.

(4)	Lafayette Business Center consists of the following properties: Enterprise Center and Tech Court.

(5)	The Company classifies properties that are acquired with less than 50% occupancy as lease up properties. Atlantic Corporate Park was vacant at its acquisition in November 2010.

(6)	Includes development at Sterling Park Business Center and redevelopment at Three Flint Hill, Sterling Park and Van Buren Office Park.

SOUTHERN VIRGINIA REGION

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2011(2)	Occupied at December 31, 2011(2)

RICHMOND
Business Park
Chesterfield Business Center(3)	11	Richmond	320,412	$1,647	81.9%	81.9%
Hanover Business Center	4	Ashland	183,587	728	63.1%	58.7%
Park Central	3	Richmond	204,762	2,057	87.7%	87.7%
Virginia Center Technology Park	1	Glen Allen	118,145	1,185	85.2%	85.2%

Total Business Park	19		826,906	5,617	79.6%	78.6%
Industrial
Northridge	2	Ashland	140,185	902	100.0%	100.0%
River’s Bend Center(4)	6	Chester	795,080	4,520	94.2%	94.2%

Total Industrial	8		935,265	5,422	95.1%	95.1%

Total Richmond	27		1,762,171	11,039	87.8%	87.4%

NORFOLK
Business Park
Crossways Commerce Center(5)	9	Chesapeake	1,087,250	10,348	93.0%	85.3%
Battlefield Corporate Center	1	Chesapeake	96,720	779	100.0%	100.0%
Greenbrier Business Park(6)	4	Chesapeake	411,815	4,007	78.0%	77.2%
Hampton Roads Center(7)	3	Hampton	585,213	2,572	60.5%	60.5%
Norfolk Commerce Park(8)	3	Norfolk	261,886	1,811	68.9%	68.9%

Total Business Park	20		2,442,884	19,517	80.4%	76.8%
Office
Greenbrier Towers	2	Chesapeake	171,914	1,871	87.8%	84.2%

Total Office	2		171,914	1,871	87.8%	84.2%
Industrial
Cavalier Industrial Park	4	Chesapeake	394,308	1,514	88.6%	88.6%
Diamond Hill Distribution Center	4	Chesapeake	712,683	2,721	88.5%	88.5%

Total Industrial	8		1,106,991	4,235	88.5%	88.5%
Total Norfolk	30		3,721,789	25,623	83.1%	80.6%

Grand Total	57		5,483,960	$36,739	84.9%	83.0%

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

(6)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II, and Greenbrier Circle Corporate Center.

(7)	Hampton Roads Center consists of the following properties: 1000 Lucas Way and Enterprise Parkway.

(8)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II, and Gateway II.

Lease Expirations

Approximately 9% of the Company’s annualized base rent is scheduled to expire in 2012, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During 2011, the Company had a 73% retention rate, based on square footage. The weighted average rental rate on the Company’s renewed leases in 2011 increased 5.0% compared with the expiring leases. During 2011, the Company executed new leases for 1.1 million square feet, of which 97% (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Year of Lease Expiration	Number of Leases Expiring	Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(1)	Percent of Total Annualized Cash Basis Rent	Average Base Rent per Square Foot(1)(2)

MTM	9	77,438	0.7%	$610,105	0.5%	$7.88
2011(3)	13	118,704	1.1%	1,327,528	1.0%	11.18
2012	158	1,037,509	9.2%	11,925,366	8.8%	11.49
2013	131	1,561,383	13.9%	19,548,962	14.5%	11.14
2014	147	1,622,765	14.4%	15,563,515	11.5%	9.59
2015	90	930,239	8.3%	9,870,053	7.3%	10.61
2016	90	1,820,485	16.2%	23,181,118	17.1%	12.73
2017	49	920,573	8.2%	10,897,604	8.1%	11.84
2018	37	915,947	8.1%	8,814,785	6.5%	9.62
2019	41	393,836	3.5%	6,119,438	4.5%	15.54
Thereafter	58	1,847,690	16.4%	27,338,108	20.2%	14.80

Total / Weighted Average	823	11,246,569	100.0%	$135,196,582	100.0%	$11.83

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

(3)

The Company classifies leases that expired on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space. Of the 118,704 square feet of leases that expired on December 31, 2011, 10,507 square feet were renewed, 101,411 square feet were moved out and 6,786 square feet were held over.

The Company’s average effective annual rental rate per square foot on a cash basis for each of the previous five years is as follows:

September 30,
Weighted Average Base Rent per Square Foot(1)
2007	$9.54
2008	9.68
2009	9.87
2010	10.61
2011	11.84

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

The Company’s weighted average occupancy rates for each of the previous five years are summarized as follows:

September 30,
Weighted Average Occupancy Rates
2007	86.9%
2008	86.3%
2009	86.1%
2010	84.1%
2011(1)	81.3%

(1)	Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims rising in the ordinary course of its business. In the opinion of the Company’s management, as of December 31, 2011, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common shares are listed on the New York Stock Exchange under the symbol “FPO.” The Company’s common shares began trading on the New York Stock Exchange upon the closing of its initial public offering in October 2003. At December 31, 2011, there were 108 shareholders of record and an estimated 14 thousand beneficial owners of the Company’s common shares.

The following table sets forth the high and low sales prices for the Company’s common shares and the dividends paid per common share for 2011 and 2010.

	September 30,	September 30,	September 30,
	Price Range		Dividends
2011	High	Low	Per Share
Fourth Quarter	$14.68	$11.51	$0.20
Third Quarter	16.63	11.31	0.20
Second Quarter	16.81	14.55	0.20
First Quarter	17.25	14.44	0.20

	September 30,	September 30,	September 30,
	Price Range		Dividends
2010	High	Low	Per Share
Fourth Quarter	$17.24	$14.85	$0.20
Third Quarter	16.50	13.73	0.20
Second Quarter	16.65	12.99	0.20
First Quarter	16.07	12.38	0.20

The Company will pay future distributions at the discretion of its board of trustees. The Company’s ability to make cash distributions in the future will be dependent upon, among other things (i) the income and cash flow generated from Company operations; (ii) cash generated or used by the Company’s financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described above and such other factors as the board of trustees deems relevant. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Historically, the Company has generated sufficient cash flows from operating activities to fund distributions. The Company may rely on borrowings on its unsecured revolving credit facility or may make taxable distributions of its shares or securities to make any distributions in excess of cash available from operating activities.

Unregistered Sales of Equity Securities and Issuer Repurchases

The Company did not sell any unregistered equity securities during the twelve months ended December 31, 2011 or purchase any of its registered equity securities during the twelve months ended December 31, 2011. During 2011, 1,300 Operating Partnership units were redeemed for 1,300 common shares with a fair value of $19 thousand. There were no Operating Partnership units redeemed with available cash in 2011.

During 2011, the Operating Partnership issued 1,963,388 Operating Partnership units to partially fund the acquisition of 840 First Street, NE, which included the partial retirement of a contingent consideration obligation entered into with the seller at acquisition, resulting in 2,920,561 Operating Partnership units outstanding as of December 31, 2011. These Operating Partnership units were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act (“Regulation D”). Each of the limited partners represented to the Operating Partnership that it was an “accredited investor” as defined in Regulation D and that it was acquiring the Operating Partnership units for investment purposes. The Operating Partnership issued the units only to the former owners of the property and did not engage in a general solicitation in connection with the issuance.

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period December 31, 2006 through December 31, 2011 assuming the investment of $100 in each of the Company and the two indices, on December 31, 2006, and the reinvestment of common dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD

DECEMBER 31, 2006 THROUGH DECEMBER 31, 2011

FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND

THE MSCI US REIT INDEX (RMS)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Total Return Index from 12/31/06 to the Period Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Potomac Realty Trust	100.00	62.88	37.13	55.51	78.23	64.00
MSCI US REIT (RMS)	100.00	83.18	51.60	66.36	85.26	92.67
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
(amounts in thousands, except per share amounts)	2011	2010	2009	2008	2007
				(unaudited)
Operating Data:
Total revenues	$172,304	$135,470	$127,551	$117,322	$112,402

(Loss) income from continuing operations	$(4,459)	$(9,375)	$5,162	$2,691	$(5,234)
(Loss) income from discontinued operations	(4,293)	(2,300)	(1,106)	17,450	4,048

Net (loss) income	(8,752)	(11,675)	4,056	20,141	(1,186)
Less: Net loss (income) attributable to noncontrolling interests	688	232	(124)	(615)	36

Net (loss) income attributable to First Potomac Realty Trust	(8,064)	(11,443)	3,932	19,526	(1,150)
Less: Dividends on preferred shares	(8,467)	—	—	—	—

Net (loss) income attributable to common shareholders	$(16,531)	$(11,443)	$3,932	$19,526	$(1,150)

Basic and diluted earnings per share:
(Loss) income from continuing operations	$(0.27)	$(0.27)	$0.16	$0.09	$(0.22)
(Loss) income from discontinued operations	(0.08)	(0.06)	(0.04)	0.68	0.16

Net (loss) income	$(0.35)	$(0.33)	$0.12	$0.77	$(0.06)

Cash dividends declared and paid per common share	$0.80	$0.80	$0.94	$1.36	$1.36

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
(amounts in thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$1,739,752	$1,396,682	$1,071,173	$1,080,249	$1,052,299
Debt	945,023	725,032	645,081	653,781	669,658
Series A Preferred Shares	115,000	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 1.0 million square feet through six unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 81.8% occupied by 608 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 84.0% occupied at December 31, 2011. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.6 million square feet at December 31, 2011. The Company derives substantially all of its revenue from leases of space within its properties. As of December 31, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent.

The primary source of the Company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, which includes reimbursements from customers for certain operating costs. Additionally, the Company may generate earnings from the sale of assets or the contribution of assets into joint ventures.

The Company’s long-term growth will principally be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties at favorable prices or contribute properties to joint ventures; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.

Significant 2011 Activity

•	Completed seven property acquisitions for total consideration of $268.6 million;

•

Acquired a 51% non-controlling interest in an unconsolidated joint venture for $27.8 million, net of mortgage debt assumed, that owns two office buildings in Northern Virginia and a 95% non-controlling interest in an unconsolidated joint venture for $20.4 million, net of mortgage debt issued, that owns an office building in Washington, D.C., which the Company plans to develop into a new office building.

•	Raised net proceeds of $111.0 million through the issuance of 4.6 million 7.75% Series A Preferred Shares;

•	Executed 2.8 million square feet of leases, consisting of 1.1 million square feet of new leases and 1.7 million square feet of renewal leases;

•

Entered into and expanded a $175.0 million unsecured term loan to $225.0 million, which was subsequently increased to $300.0 million in February 2012, with staggered maturity dates ranging from July 2016 to July 2018;

•	Expanded borrowing capacity of unsecured revolving credit facility from $225.0 million to $255.0 million; and

•	Completed the disposition of three properties for net proceeds of $26.9 million.

Total assets were $1.7 billion at December 31, 2011 compared with $1.4 billion at December 31, 2010.

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity of the Company’s consolidated portfolio as of December 31, 2011 (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities
Washington, D.C.	712	—	$—	135	$1,624
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	—	—
Southern Virginia	841	166	536	—	—

	2,371	166	$536	135	$1,624

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in the Company’s Washington, D.C. reporting segment. The Company intends to completely redevelop the property, including adding additional square footage. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. At December 31, 2011, the Company’s projected incremental investment in the redevelopment project is approximately $25 million.

At December 31, 2011, the Company had completed development and redevelopment activities that have yet to be placed in service on 280,000 square feet, at a cost of $18.6 million, in its Northern Virginia reporting segment. The majority of the costs on the construction projects to be placed in service relate to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment, which were substantially completed in the third quarter of 2011 at a cost of approximately $13.3 million. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

During 2011, the Company completed and placed in-service redevelopment efforts on 93,000 square feet of space, which includes 13,000 square feet in its Maryland reporting segment, 41,000 square feet in its Northern Virginia reporting segment and 39,000 square feet in its Southern Virginia reporting segment. No development efforts were placed in-service in 2011.

During 2010, the Company completed and placed in-service redevelopment efforts on 98,000 square feet of space, which includes 30,000 square feet in its Maryland reporting segment, 14,000 square feet in its Washington, D.C. reporting segment, 23,000 square feet in its Northern Virginia reporting segment and 31,000 square feet in its Southern Virginia reporting segment. No development efforts were placed in-service in 2010.

During 2011, the Company acquired 1005 First Street, NE, in its Washington, D.C. reporting segment. The site currently has a 30,000 square foot building that is occupied by Greyhound Lines, Inc., “Greyhound”, which leased back the site under a ten-year lease agreement with a termination option, at no penalty, after the second year. Greyhound has announced that it intends to relocate its operations to nearby Union Station, at which point the joint venture anticipates developing the 1.6 acre site, which can accommodate development of up to approximately 712,000 square feet of office space. See footnote 5, Acquisitions, for more information.

In October 2011, the Company, through an unconsolidated joint venture, in which the Company has a 95% interest, acquired 1200 17th Street, NW in the Company’s Washington, D.C. reporting segment. The property currently consists of a land parcel that contains an 85,000 square foot office building. The Company has terminated the existing tenant’s leases and intends to demolish the existing building and develop a new 170,000 square foot office building. Construction is currently expected to commence in 2012 and is expected to be completed in late 2014. The Company’s projected incremental investment in the development project is approximately $50 million. The Company does not consolidate this joint venture as it cannot exercise control of the entity.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition and results of operations. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in its consolidated financial statements. The Company’s critical accounting policies and estimates relate to revenue recognition, including evaluation of the collectability of accounts and notes receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate, derivative instruments and share-based compensation.

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

Investments in Real Estate and Real Estate Entities

Investments in real estate and real estate entities are initially recorded at fair value if acquired in a business combination or carried at initial cost when constructed or acquired in an asset purchase, less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at fair value when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets, by class, are as follows:

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

The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, the Company’s Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will cease depreciation of the asset. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition.

The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during 2011, 2010 and 2009. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

Results of Operations

Comparison of the Years Ended December 31, 2011, 2010 and 2009

During 2011, the Company acquired the following consolidated properties: One Fair Oaks; Cedar Hill; Merrill Lynch; 840 First Street, NE; Greenbrier Towers; 1005 First Street, NE; and Hillside Center for an aggregate purchase cost of $268.6 million.

During 2010, the Company acquired the following consolidated properties: Three Flint Hill; 500 First Street, NW; Battlefield Corporate Center; Redland Corporate Center; Atlantic Corporate Park; 1211 Connecticut Ave, NW; 440 First Street, NW and Mercedes Center for an aggregate purchase cost of $286.2 million.

The Company acquired 1005 First Street, NE and Redland Corporate Center through joint ventures in which it had a 97% controlling economic interest.

During 2009, the Company acquired Cloverleaf Center and Corporate Campus at Ashburn Center for an aggregate purchase cost of $40.0 million.

On January 1, 2010 and March 17, 2009, the Company deconsolidated RiversPark I and II, respectively, from its consolidated financial statements; however, the operating results of the properties are included in the Company’s consolidated statements of operations through their respective dates of deconsolidation.

In the year-over-year discussion of operating results below, all properties acquired during the years being compared and the consolidated operating results of RiversPark I and II are referred to as the “Non-comparable Properties.”

The term “Existing Portfolio” refers to all consolidated properties owned by the Company, with operating results reflected in the Company’s continuing operations, for the entirety of the periods presented.

For discussion of the operating results of the Company’s reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Total Revenues

Total revenues are summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

Rental	$139,196	$109,297	$29,899	27%	$109,297	$103,460	$5,837	6%

Tenant reimbursements and other	$33,108	$26,173	$6,935	26%	$26,173	$24,091	$2,082	9%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $29.9 million in 2011 compared with 2010 due primarily to the Non-comparable Properties contributing $30.6 million of additional rental revenue during 2011 compared with 2010. Rental revenue for the Existing Portfolio decreased $0.7 million in 2011 compared with 2010 due to an increase in vacancy. The weighted average occupancy of the Existing Portfolio was 83.5% during 2011 compared with 85.0% during 2010. The Company expects aggregate rental revenues to increase in 2012 due to a full-year of revenues from the properties acquired in 2011. The increase in rental revenue in 2011 compared with 2010 includes $7.9 million for Maryland, $14.3 million for Washington, D.C., $6.3 million for Northern Virginia and $1.4 million for Southern Virginia.

Rental revenue increased $5.8 million in 2010 as compared with 2009 due to increased revenues resulting from the Company’s Non-comparable Properties, which contributed $6.5 million of additional rental revenue in 2010 compared with 2009. For the Existing Properties, rental revenue decreased $0.7 million in 2010 compared with 2009 primarily due to an increase in vacancy; however, rental rates increased 9.1% on new leases during 2010. The increase in rental revenue in 2010 compared with 2009 includes $1.3 million for Maryland, $2.8 million for Washington, D.C. and $1.9 million for Northern Virginia. For Southern Virginia, rental revenue decreased $0.2 million in 2010 compared to 2009.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $6.9 million in 2011 compared with 2010. The increase is due to the Non-comparable Properties, which contributed $8.0 million of additional tenant reimbursements and other revenues in 2011 compared with 2010. For the Existing Portfolio, tenant reimbursements and other revenues decreased $1.1 million in 2011 compared with 2010 due to a reduction in recoverable operating expenses, primarily relating to snow and ice removal costs that were incurred in 2010. The Company expects tenant reimbursements and other revenues to increase in 2012 due to a full-year of recoverable operating expenses from properties acquired in 2011. The increase in tenant reimbursements and other revenues in 2011 compared with 2010 includes $0.7 million for Maryland, $4.5 million for Washington, D.C. and $1.9 million for Northern Virginia. For Southern Virginia, tenant reimbursements and other revenues decreased $0.2 million in 2011 compared with 2010.

Tenant reimbursements and other revenues increased $2.1 million in 2010 compared with 2009. The increase in tenant reimbursements and other revenues is primarily due to the Non-comparable Properties, which contributed $1.5 million of additional tenant reimbursements and other revenues in 2011 compared with 2010. The Existing Portfolio contributed $0.6 million of additional tenant reimbursements and other revenues in 2010 compared with 2009 due to an increase in termination fee income and higher recoverable property operating expenses as a result of an increase in recoverable snow and ice removal costs in 2010 compared with 2009. The increase in tenant reimbursements and other revenues in 2010 compared with 2009 include $0.5 million for Maryland, $0.8 million for Washington, D.C. and $0.8 million for Southern Virginia. Tenant reimbursements and other revenues remained flat in Northern Virginia in 2010 compared with 2009.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

Property operating	$41,891	$32,639	$9,252	28%	$32,639	$30,916	$1,723	6%
Real estate taxes and insurance	$16,699	$12,582	$4,117	33%	$12,582	$12,273	$309	3%

Property operating expenses increased $9.3 million in 2011 compared with 2010. The increase is due to the Non-comparable Properties, which contributed $10.3 million of additional property operating expenses in 2011 compared with 2010. For the Existing Portfolio, property operating expenses decreased $1.0 million in 2011 compared with 2010 primarily due to a decline in snow and ice removal costs. The Company expects property operating expenses to increase in 2012 due to a full-year of property operating expenses from properties acquired in 2011. The increase in property operating expenses in 2011 compared with 2010 includes $2.5 million for Maryland, $3.8 million for Washington, D.C., $2.3 million for Northern Virginia and $0.7 million for Southern Virginia.

Property operating expenses increased $1.7 million in 2010 compared with 2009. The Non-comparable Properties contributed additional property operating expenses of $1.7 million in 2010 compared with 2009. Property operating expenses for the Existing Portfolio were essentially flat in 2010 compared with 2009 as higher snow and ice removal costs in 2009 were offset by lower reserves for bad debt expense in 2010. The increase in property operating expenses in 2010 compared with 2009 includes $0.3 million for Maryland, $0.7 million for Washington, D.C., $0.4 million for Northern Virginia and $0.3 million for Southern Virginia.

Real estate taxes and insurance expense increased $4.1 million in 2011 compared with 2010. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $4.4 million in 2011 compared with 2010. For the Existing Portfolio, real estate taxes and insurance expense decreased $0.3 million in 2011 compared with 2010 due to lower real estate tax assessments. The increase in real estate taxes and insurance expense in 2011 compared with 2010 includes $0.7 million for Maryland, $2.5 million for Washington, D.C. and $1.0 million for Northern Virginia. Southern Virginia experienced a decrease in real estate taxes and insurance expense of $0.1 million in 2011 compared with 2010.

Real estate taxes and insurance expense increased $0.3 million in 2010 compared with 2009. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $1.0 million in 2010. For the Existing Portfolio, real estate taxes and insurance expense decreased $0.7 million in 2010 compared with 2009 primarily due to lower real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Fairfax County and Prince William County, Virginia. The increase in real estate taxes and insurance expense in 2010 compared with 2009 includes $0.2 million for Maryland and $0.4 million for Washington, D.C. Real estate taxes and insurance expense decreased $0.2 million in Northern Virginia and $0.1 million in Southern Virginia in 2010 compared with 2009.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

	$16,027	$14,523	$1,504	10%	$14,523	$13,219	$1,304	10%

General and administrative expenses increased $1.5 million during 2011 compared with 2010 primarily due to an increase in employee compensation costs as the Company had 174 employees at December 31, 2011 compared with 144 employees at December 31, 2010. The increase in general and administrative expenses in 2011 compared with 2010 was also due to an increase in marketing and advertising expenses, consulting and accounting fees and the expense of $0.2 million of redevelopment costs associated with a project that is being deferred. The increase in general and administrative costs in 2011 compared with 2010 was partially offset by a decrease in non-cash, share-based compensation expense and a decrease in short-term incentive compensation expense as a result of the lower cash awards to certain members of senior management, relative to 2010, in light of the issues related to the monitoring and oversight of compliance with financial covenants as described elsewhere in this Annual Report on Form 10-K. The Company anticipates general and administration expenses will increase in 2012 as a result of a larger workforce, the amortization of the costs associated with its new enterprise accounting software, which was implemented in late 2011, and higher office rent for the Company’s corporate offices.

General and administrative expenses increased $1.3 million during 2010 compared with 2009. The increase is primarily due to an increase in employee compensation costs and non-cash, share-based compensation expense as a result of the restricted shares awarded to the Company’s officers in 2009 and 2010, which are amortized over derived service periods that are comparably shorter than those associated with previous awards.

Acquisition costs are summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Decrease	Change	2010	2009	Increase	Change

	$5,042	$7,169	$2,127	30%	$7,169	$1,076	$6,093	566%

Acquisition costs decreased $2.1 million during 2011 compared with 2010. During 2011, the Company acquired nine properties, including two properties through unconsolidated joint ventures, compared with the acquisition of ten properties, including two properties through unconsolidated joint ventures, in 2010.

Acquisition costs increased $6.1 million during 2010 compared with 2009 as the Company acquired ten properties, including two properties through unconsolidated joint ventures, in 2010 compared with the acquisition of two properties in 2009.

Depreciation and amortization expense is summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

	$60,385	$41,752	$18,633	45%	$41,752	$39,119	$2,633	7%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $18.6 million in 2011 compared with 2010 primarily due to the Company’s recent acquisitions. The Non-comparable Properties contributed additional depreciation and amortization expense of $18.3 million in 2011 compared with 2010 as certain acquired intangible assets had short useful lives. Depreciation and amortization expense attributable to the Existing Portfolio increased $0.3 million in 2011 compared with 2010 primarily due to the disposal of assets from tenants that vacated during 2011 prior to reaching the full term of their lease. The Company anticipates depreciation and amortization expense to increase in 2012 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2011.

Depreciation and amortization expense increased $2.6 million in 2010 compared with 2009 due to the Non-comparable Properties, which contributed additional depreciation and amortization expense of $2.6 million. Depreciation and amortization expense for the Existing Portfolio remained relatively flat in 2010 compared with 2009.

Impairment of real estate assets are summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

	$2,461	$2,386	$75	3%	$2,386	$—	$2,386	—

During the fourth quarter of 2011, the Company adjusted its anticipated holding period for its Woodlands Business Center and Goldenrod Lane properties, which are both located in the Company’s Maryland reporting segment. The Company acquired both properties as part of a portfolio acquisition in 2004. Based on an analysis of the each property’s cash flows over the Company’s reduced holding period for the respective property, the Company recorded impairment charges of $1.6 million and $0.9 million for Woodlands Business Center and Goldenrod Lane, respectively, in the fourth quarter of 2011. On December 29, 2010, the Company acquired Mercedes Center in the Company’s Maryland reporting segment for $22.6 million. On January 6, 2011, the Company was notified that the largest tenant at the property filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of $2.4 million in 2010 associated with the non-recoverable value of the intangible assets associated with the lease.

Change in contingent consideration related to acquisition of property is summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Decrease	Change	2010	2009	Increase	Change

	$(1,487)	$710	$2,197	309%	$710	$—	$710	—

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance.

As part of the consideration for the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company is obligated to record contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five year agreement. The Company initially recorded $0.7 million at the time of acquisition in December 2009, which represented the fair value of the Company’s potential obligation at acquisition. During the first quarter of 2010, the Company was able to lease vacant space at Corporate Campus at Ashburn Center faster than it had anticipated and, therefore, recorded additional contingent consideration of $0.7 million that reflected an increase in the potential consideration that may be owed to the seller.

Other Expenses, net

Interest expense is summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

	$41,689	$33,725	$7,964	24%	$33,725	$32,369	$1,356	4%

The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.

Interest expense increased $8.0 million in 2011 compared with 2010. At December 31, 2011, the Company had $945.0 million of debt outstanding with a weighted average interest rate of 4.8% compared with $725.0 million of debt outstanding with a weighted average interest rate of 4.8% at December 31, 2010.

The increase in the Company’s interest expense is primarily attributable to an increase in mortgage interest expense, which increased $5.7 million in 2011 compared with 2010 due to the assumption and issuance of additional mortgage debt. During 2011 and 2010, the Company assumed or issued $211.5 million of mortgage debt in connection with its property acquisitions compared with the repayment of $55.7 million of mortgage debt over the same period. In July 2011, the Company entered into a three-tranche $175.0 million unsecured term loan, which was subsequently increased to $225.0 million in December 2011 (further increased to $300.0 million in February 2012). The Company used the funds received in 2011 to pay down $166.0 million of the outstanding balance on its unsecured revolving credit facility, to repay its $50.0 million secured term loan and for other general corporate purposes. The unsecured term loan contributed additional interest expense of $2.0 million in 2011 compared with 2010. The $50.0 million secured term loan that was repaid with funds from the issuance of the unsecured term loan contributed additional interest expense of $0.8 million in 2011 compared with 2010 as the loan was issued in the fourth quarter of 2010. During 2011, the Company amended and restated its unsecured revolving credit facility, resulting in a lower applicable interest rate, which offset the higher average outstanding balance. In 2011, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility was $147.2 million with a weighted average interest rate of 2.9% compared with weighted average borrowings of $123.4 million with a weighted average interest rate of 3.5% in 2010. As a result, interest expense relating to the unsecured revolving credit facility remained relatively flat in 2011 compared with 2010. Also, the Company had incurred additional deferred financing costs with the assumption and issuance of new debt and the refinancing of its unsecured credit facility, which increased interest expense $1.0 million in 2011 compared with 2010.

The Company uses derivative financial instruments to manage exposure to interest rate fluctuations on its variable rate debt. On January 18, 2011, the Company fixed LIBOR at 1.474% on $50.0 million of its variable rate debt through an interest rate swap agreement. During the third quarter of 2011, the Company entered into five interest rate swap agreements that fixed LIBOR on an additional $150.0 million of its variable rate debt. As of December 31, 2011, the Company had hedged $200.0 million of its variable rate debt through six interest rate swap agreements that fixed LIBOR to a weighted average interest rate of 1.772%. In 2010, the Company had fixed LIBOR on $85.0 million of variable rate debt through two effective interest rate swap agreements, which both expired in August 2010. As a result, interest expense related to the interest rate swap agreements increased $0.3 million in 2011 compared with 2010. On January 18, 2012, the Company fixed LIBOR at 1.394% on an additional $25.0 million of its variable rate debt through an interest rate swap agreement that matures on July 18, 2018.

The increase in interest expense in 2011 compared with 2010 was partially offset by a decrease of $0.6 million in interest expense associated with the Company’s Exchangeable Senior Notes as $20.1 million of the notes were repurchased in the second quarter of 2010 and the remaining balance of $30.4 million was repaid in December 2011. In August 2011, the Company repaid its $20.0 million secured term loan with a draw under its unsecured revolving credit facility, which resulted in a decrease in interest expense of $0.2 million in 2011 compared with 2010. Also, the Company experienced an increase in capitalized interest, as a result of an increase in construction activities, as it recorded capitalized interest of $1.9 million in 2011 compared with $0.8 million in 2010.

Interest expense increased $1.4 million in 2010 compared with 2009. In December 2009, the Company extended the maturity dates on approximately $185.0 million of debt, which included expanding the capacity of the Company’s unsecured revolving credit facility, which was further expanded in the second quarter of 2010. As part of the refinancing, the Company used the additional capacity to repay $40.0 million of its secured term loans. The refinancing resulted in a higher effective interest rate on the Company’s unsecured revolving credit facility, which resulted in additional interest expense of $2.9 million in 2010 compared with the same period in 2009. In 2010, the Company’s weighted average borrowings on its unsecured revolving credit facility was $123.4 million with a weighted average interest rate of 3.5% compared with weighted average borrowings of $95.2 million with a weighted average interest rate of 1.6% in 2009. The repayment of a portion of the Company’s term loans as described above resulted in a decline in interest expense of $0.6 million in 2010 compared with the same period in 2009. The Company had fixed LIBOR on $85.0 million of variable rate debt through two interest rate swap agreements, which both expired in August 2010. As a result, the interest expense related to the interest rate swap agreements declined $0.8 million in 2010 compared with 2009. During the fourth quarter of 2010, the Company entered into a $50.0 million term loan, which was scheduled to mature in February 2011 and was later extended to May 2011. The term loan contributed additional interest of $0.3 million in 2010 compared with 2009. Due to the Company’s recent debt issuances and refinancing, it has incurred additional deferred financing costs, which increased interest expense $0.6 million in 2010 compared with 2009.

During the second quarter of 2010, the Company issued 0.9 million common shares of its common stock in exchange for retiring $13.0 million of its Exchangeable Senior Notes and used available cash to retire an additional $7.0 million of its Exchangeable Senior Notes. The Company repurchased $34.5 million of Exchangeable Senior Notes in 2009. The repurchase of Exchangeable Senior Notes resulted in a reduction of interest expense of $1.3 million in 2010 compared with 2009. Mortgage interest expense increased $0.3 million during 2010 compared with 2009 due to a full-year of mortgage interest expense incurred on the Cloverleaf Center mortgage loan entered into during the fourth quarter of 2009, and mortgage interest expense on mortgage loans encumbering 500 First Street, NW, Battlefield Corporate Center and Mercedes Center, which were acquired in 2010. The increase in mortgage debt was offset by a reduction in outstanding mortgages as the Company retired $23.7 million of mortgage debt during 2010 compared with $14.3 million of mortgage debt retired during 2009. Also, the Company deconsolidated $9.9 million of variable rate mortgage debt encumbering RiversPark I and a related cash flow hedge on January 1, 2010. The deconsolidated RiversPark I resulted in an increase in interest expense of $0.4 million in 2010 compared to 2009, as the Company recognized a reduction in interest expense related to its Financing Obligation in 2009. The Company further increased its construction activities in 2010 compared with 2009, which resulted in additional capitalized interest of $0.5 million.

Interest and other income are summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

	$5,291	$632	$4,659	737%	$632	$511	$121	24%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot, office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $5.1 million and $0.1 million during 2011 and 2010, respectively. The increase in interest and other income during 2011 compared with 2010 was partially offset by a $0.3 million decline in other income related to income received from the Company subleasing its former corporate office space. The Company’s lease on its former corporate office space and the associated sublease agreements expired on December 31, 2010.

Interest and other income increased $0.1 million during 2010 compared with 2009 due to recording interest income of $0.1 million related to the $25.0 million subordinated loan to the owners of 950 F Street, NW. Interest income on the Company’s various cash operating and escrow accounts decreased in 2010 compared with 2009 primarily due to lower average interest rates. The Company earned a weighted average interest rate of 1.5% on an average cash balance of $7.4 million during 2010 compared with a weighted average interest rate of 3.5% on an average cash balance of $6.7 million during 2009.

Equity in (earnings) losses of affiliates is summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Decrease	Change

	$(20)	$124	$144	116%	$124	$95	$29	31%

Equity in (earnings) losses of affiliates reflects the Company’s ownership interest in the operating results of the properties, in which it does not have a controlling interest. On March 17, 2009 and January 1, 2010, the Company deconsolidated RiversPark II and RiversPark I, respectively. The Company acquired 1750 H Street, NW and Aviation Business Park, in the fourth quarter of 2010, and Metro Place III and IV and 1200 17th Street, NW, in the fourth quarter of 2011, through unconsolidated joint ventures. The decrease in equity (earnings) in losses of affiliates during 2011 compared with 2010 reflects aggregate income generated by the properties owned by these ventures in 2011 compared to an aggregate loss incurred in 2010. The increase in equity in (earnings) losses of affiliates in 2010 compared with 2009 reflects a higher aggregate loss generated by the properties owned by these ventures.

Gains on early retirement of debt are summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Decrease	Change	2010	2009	Decrease	Change

	$—	$164	$164	100%	$164	$6,167	$6,003	97%

In 2010, the Company issued 0.9 million common shares in exchange for retiring $13.03 million of Exchangeable Senior Notes and used available cash to retire $7.02 million of its Exchangeable Senior Notes, which resulted in a gain of $0.2 million, net of deferred financing costs and discounts.

In 2009, the Company retired $34.5 million of its Exchangeable Senior Notes, which resulted in a gain of $6.3 million, net of deferred financing costs and discounts. The Exchangeable Senior Notes repurchased in 2009 were funded with proceeds from the Company’s controlled equity offering program, borrowings under Company’s unsecured revolving credit facility and available cash. The gains on early retirement of debt were partially offset by debt retirement charges during the fourth quarter of 2009 associated with the restructuring the Company’s unsecured revolving credit facility and two secured term loans.

During the fourth quarter of 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes with borrowings under its unsecured revolving credit facility and available cash.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes is summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Decrease	Change

	$633	$(31)	$664	2142%	$(31)	$—	$31	—

During the fourth quarter of 2010, the Company acquired its first two properties in Washington, D.C. that are subject to an income-based franchise tax. In 2011, the Company acquired two additional properties in Washington, D.C. that were subject to the franchise tax. As a result, the Company recorded a benefit from income taxes of $0.6 million in 2011 compared with a provision for income taxes of $31 thousand in 2010. The Company also has interests in two unconsolidated joint ventures that own real estate in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to these unconsolidated joint ventures is reflected within “Equity in (earnings) losses of affiliates” in the Company’s consolidated statements of operations. Since the Company did not own any properties in Washington, D.C. prior to 2010, it was not subject to any income-based taxes in 2009.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Increase	Change

	$4,293	$2,300	$1,993	87%	$2,300	$1,106	$1,194	108%

Discontinued operations reflect the operating results of Airpark Place Business Center (which is expected to be sold in March 2012), Aquia Commerce Center I & II and Gateway West (which were both sold in the second quarter of 2011), Old Courthouse Square (which was sold in the first quarter of 2011) and Deer Park and 7561 Lindbergh Drive (which were both sold in the second quarter of 2010). Airpark Place Business Center, Gateway West, Old Courthouse Square, Deer Park and 7561 Lindbergh Drive were located in the Company’s Maryland reporting segment and Aquia Commerce Center I & II was located in the Company’s Northern Virginia reporting segment. The operating results of the disposed properties were adversely affected by impairment charges totaling $6.3 million, $4.0 million and $2.5 million in 2011, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, the loss from operations of the disposed properties were partially offset by gains on sale of real estate properties of $2.0 million and $0.6 million, respectively. The Company did not recognize any gains on the sale of real estate properties in 2009. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.

Net loss (income) attributable to noncontrolling interests

Net loss (income) attributable to noncontrolling interests is summarized as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(amounts in thousands)	2011	2010	Increase	Change	2010	2009	Decrease	Change

	$688	$232	$456	197%	$232	$(124)	$356	287%

Net loss (income) attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. During 2011, the Company incurred a net loss of $8.8 million compared with a net loss of $11.7 million in 2010.

The percentage of the Operating Partnership owned by noncontrolling interests increased to 5.5% during 2011 from 1.9% at December 31, 2010, which was due to the issuance of 2.0 million Operating Partnership units to partially fund the acquisition of 840 First Street, NE during 2011. As of December 31, 2011, the Company consolidated two joint ventures in which it had a controlling interest compared with the consolidation of one joint venture in which it had a controlling interest as of December 31, 2010. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of gains or losses within net loss (income) attributable to noncontrolling interests. The joint venture partners’ aggregate share of the loss in the operating results of the Company’s consolidated joint ventures was $15 thousand and $2 thousand in 2011 and 2010, respectively.

Due to the issuance of 18.3 million of the Company’s common shares during 2010, the noncontrolling interests owned by limited partners decreased to 1.9% as of December 31, 2010 compared with 2.3% as of December 31, 2009. The reduction in noncontrolling parties ownership percentage in the Operating Partnership was partially offset by the issuance of 0.2 million Operating Partnership units to fund a portion of the Company’s acquisition of Battlefield Corporate Center. During the fourth quarter of 2010, the Company acquired Redland Corporate Center through a joint venture, in which, it had a 97% economic interest. During 2010, the joint venture partner’s share of the loss in the operations of Redland Corporate Center was $2 thousand.

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

2011 Compared with 2010

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2011 compared with 2010:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2011	2010	$ Change	% Change
Number of buildings(1)	163	163	—	—
Same property revenues
Rental	$104,612	$105,523	$(911)	(0.9)
Tenant reimbursements and other	22,398	23,750	(1,352)	(5.7)

Total same property revenues	127,010	129,273	(2,263)	(1.8)

Same property operating expenses
Property	28,630	30,393	(1,763)	(5.8)
Real estate taxes and insurance	11,509	11,910	(401)	(3.4)

Total same property operating expenses	40,139	42,303	(2,164)	(5.1)

Same property net operating income	$86,871	$86,970	$(99)	(0.1)

Reconciliation to net loss:
Same property net operating income	$86,871	$86,970
Non-comparable net operating income(2)(3)	26,843	3,279
General and administrative expenses	(16,027)	(14,523)
Depreciation and amortization	(60,385)	(41,752)
Other(4)	(41,761)	(43,349)
Discontinued operations	(4,293)	(2,300)

Net loss	$(8,752)	$(11,675)

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	83.5%	85.1%
Total	81.5%	84.6%

(1)	Represents properties owned for the entirety of the periods presented.

(2)

Non-comparable Properties include: RiversPark I and II, Three Flint Hill, NW, Battlefield Corporate Center, 500 First Street, NW, Redland Corporate Center, Atlantic Corporate Park, 1211 Connecticut Ave, NW, 440 First Street, NW, Mercedes Center, 1750 H Street, NW, Aviation Business Park, Cedar Hill I & III, Merrill Lynch, 840 First Street, NE, One Fair Oaks, Greenbrier Towers I & II, 1005 First Street, NE, 1200 17th Street, NW, Metro Place III & IV, Hillside Center, Airpark Place Business Center, Davis Drive and Sterling Park – Building 7.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)

Combines acquisition costs, impairment of real estate assets, change in contingent consideration related to acquisition of property, total other expenses, net and (provision) benefit for income taxes from the Company’s consolidated statements of operations.

Same Property NOI decreased $0.1 million for the twelve months ended December 31, 2011 compared with the same period in 2010. Same property rental revenue decreased $0.9 million for the twelve months ended December 31, 2011 due to an increase in vacancy. Tenant reimbursements and other revenue decreased $1.4 million for the year ended December 31, 2011 as a result of a decrease in recoverable property operating expenses, primarily, related to snow and ice removal costs. Same property operating expenses decreased $1.8 million for the full year of 2011 due to lower snow and ice removal costs and reserves for anticipated bad debt expense. Real estate taxes and insurance expense decreased $0.4 million for the 2011 compared with 2010 due to lower tax assessments. The Company expects its Same Property NOI to increase in 2012 as it has leased space at several properties that it acquired in 2010 that had high vacancy levels at acquisition.

Maryland

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2011	2010	$ Change	% Change
Number of buildings(1)	60	60	—	—
Same property revenues
Rental	$33,810	$33,971	$(161)	(0.5)
Tenant reimbursements and other	7,113	7,214	(101)	(1.4)

Total same property revenues	40,923	41,185	(262)	(0.6)

Same property operating expenses
Property	8,863	9,947	(1,084)	(10.9)
Real estate taxes and insurance	3,831	3,996	(165)	(4.1)

Total same property operating expenses	12,694	13,943	(1,249)	(9.0)

Same property net operating income	$28,229	$27,242	$987	3.6

Reconciliation to total property operating income:
Same property net operating income	$28,229	$27,242
Non-comparable net operating income (2)(3)	5,181	785

Total property operating income	$33,410	$28,027

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	83.3%	84.5%
Total	77.4%	82.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: RiversPark I and II, Redland Corporate Center, Mercedes Center, Aviation Business Park, Merrill Lynch, Hillside Center and Airpark Place Business Center.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $1.0 million for the twelve months ended December 31, 2011 compared with the same period in 2010. Total same property revenues decreased $0.3 million during 2011 primarily due to an increase in vacancy. Total same property operating expenses for the Maryland properties decreased $1.2 million for the twelve months ended December 31, 2011 compared with 2010 primarily due to lower reserves for anticipated bad debt expense and snow and ice removal costs.

Northern Virginia

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2011	2010	$ Change	% Change
Number of buildings(1)	49	49	—	—
Same property revenues
Rental	$32,496	$32,317	$179	0.6
Tenant reimbursements and other	6,822	7,297	(475)	(6.5)

Total same property revenues	39,318	39,614	(296)	(0.7)

Same property operating expenses
Property	8,405	8,583	(178)	(2.1)
Real estate taxes and insurance	3,863	3,861	2	(0.1)

Total same property operating expenses	12,268	12,444	(176)	(1.4)

Same property net operating income	$27,050	$27,170	$(120)	(0.4)

Reconciliation to total property operating income:
Same property net operating income	$27,050	$27,170
Non-comparable net operating income (loss)(2)(3)	4,906	(155)

Total property operating income	$31,956	$27,015

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	84.1%	84.5%
Total	79.2%	82.9%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include Three Flint Hill, Atlantic Corporate Center, Cedar Hill I & III, One Fair Oaks, Metro Place III & IV, Davis Drive and Sterling Park – Building 7.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties decreased $0.1 million for the twelve months ended December 31, 2011 compared with the same period in 2010. Total same property revenues decreased $0.3 million during the twelve months ended December 31, 2011 compared with 2010 due to a decrease in recoverable property operating expenses, primarily, snow and ice removal costs. During 2011, total same property operating expenses decreased $0.2 million compared with 2010 due to a decrease in snow and ice removal costs.

Southern Virginia

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2011	2010	$ Change	% Change
Number of buildings(1)	54	54	—	—
Same property revenues
Rental	$38,306	$39,236	$(930)	(2.4)
Tenant reimbursements and other	8,463	9,238	(775)	(8.4)

Total same property revenues	46,769	48,474	(1,705)	(3.5)

Same property operating expenses
Property	11,363	11,864	(501)	(4.2)
Real estate taxes and insurance	3,814	4,052	(238)	(5.9)

Total same property operating expenses	15,177	15,916	(739)	(4.6)

Same property net operating income	$31,592	$32,558	$(966)	(3.0)

Reconciliation to total property operating income:
Same property net operating income	$31,592	$32,558
Non-comparable net operating income(2)(3)	1,770	192

Total property operating income	$33,362	$32,750

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	83.7%	86.2%
Total	84.0%	86.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Battlefield Corporate Center and Greenbrier Towers I&II.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Southern Virginia properties decreased $1.0 million for the twelve months ended December 31, 2011 compared with the same period in 2010. Total same property revenues decreased $1.7 million primarily due to an increase in vacancy and a decrease in recoverable operating expenses. Total same property operating expenses decreased approximately $0.7 million during 2011 compared with 2010 due to a decrease in snow and ice removal costs and real estate taxes.

2010 Compared with 2009

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2010 compared with 2009:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2010	2009	$ Change	% Change
Number of buildings (1)	156	156	—	—
Same property revenues
Rental	$100,530	$100,852	$(322)	(0.3)
Tenant reimbursements and other	22,661	22,609	52	0.2

Total same property revenues	123,191	123,461	(270)	(0.2)

Same property operating expenses
Property	29,316	28,671	645	2.2
Real estate taxes and insurance	11,348	11,999	(651)	(5.4)

Total same property operating expenses	40,664	40,670	(6)	—

Same property net operating income	$82,527	$82,791	$(264)	(0.3)

Reconciliation to net (loss) income:
Same property net operating income	$82,527	$82,791
Non-comparable net operating income (loss)(2)(3)	7,722	1,571
General and administrative expenses	(14,523)	(13,219)
Depreciation and amortization	(41,752)	(39,119)
Other(4)	(43,349)	(26,862)
Discontinued operations	(2,300)	(1,106)

Net (loss) income	$(11,675)	$4,056

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2010	2009
Same Properties	85.3%	87.4%
Total	84.4%	86.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)

Non-comparable Properties include: RiversPark I and II, Three Flint Hill, NW, Battlefield Corporate Center, 500 First Street, NW, Redland Corporate Center, Atlantic Corporate Park, 1211 Connecticut Ave, NW, 440 First Street, NW, Mercedes Center, 1750 H Street, NW, Aviation Business Park, Aquia Commerce Center I & II, Gateway West, Old Courthouse Square and Airpark Place Business Center.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(4)

Combines acquisition costs, impairment of real estate assets, change in contingent consideration related to acquisition of property, total other expenses, net and (provision) benefit for income taxes from the Company’s consolidated statements of operations.

Same Property NOI decreased $0.3 million, or 0.3%, for the twelve months ended December 31, 2010 as compared with the same period in 2009. Same property rental revenue decreased $0.3 million for the twelve months ended December 31, 2010, primarily due to an increase in vacancy. Tenant reimbursements and other revenue increased $0.1 million for the twelve months ended December 31, 2010 as a result of an increase in recoverable property operating expenses, primarily snow and ice removal costs. Total same property operating expenses decreased slightly for the full year of 2010 due to lower real estate assessments and real estate tax rates on the Company’s Northern Virginia properties located in Fairfax County and Prince William County, Virginia. The reduction in real estate tax expense was partially offset by an increase in snow and ice removal costs, which were partially offset by a reduction in reserves for anticipated bad debt expense.

Maryland

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2010	2009	$ Change	% Change
Number of buildings (1)	56	56	—	—
Same property revenues
Rental	$30,318	$30,781	$(463)	(1.5)
Tenant reimbursements and other	6,397	6,286	111	1.8

Total same property revenues	36,715	37,067	(352)	(0.9)

Same property operating expenses
Property	8,990	8,891	99	1.1
Real estate taxes and insurance	3,653	3,583	70	2.0

Total same property operating expenses	12,643	12,474	169	1.4

Same property net operating income	$24,072	$24,593	$(521)	(2.1)

Reconciliation to total property operating income:
Same property net operating income	$24,072	$24,593
Non-comparable net operating income(2)(3)	3,955	2,091

Total property operating income	$28,027	$26,684

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2010	2009
Same Properties	83.6%	86.6%
Total	82.0%	84.4%

(1)	Represents properties owned for the entirety of the periods presented.

(2)

Non-comparable Properties include: RiversPark I and II, Redland Corporate Center, Mercedes Center, Aviation Business Park, Merrill Lynch, Hillside Center, Gateway West, Old Courthouse Square and Airpark Place Business Center.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties decreased $0.5 million for the twelve months ended December 31, 2010 compared with the same period in 2009. Total same property revenues decreased $0.4 million during 2010 due to an increase in vacancy. Total same property operating expenses for the Maryland properties increased $0.2 million for the twelve months ended December 31, 2010 primarily due to an increase in snow and ice removal costs and real estate taxes.

Northern Virginia

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2010	2009	$ Change	% Change
Number of buildings(1)	46	46	—	—
Same property revenues
Rental	$30,976	$30,865	$111	0.4
Tenant reimbursements and other	7,026	7,483	(457)	(6.1)

Total same property revenues	38,002	38,348	(346)	(0.9)

Same property operating expenses
Property	8,462	8,663	(201)	(2.3)
Real estate taxes and insurance	3,643	4,169	(526)	(12.6)

Total same property operating expenses	12,105	12,832	(727)	(5.7)

Same property net operating income	$25,897	$25,516	$381	1.5

Reconciliation to total property operating income:
Same property net operating income	$25,897	$25,516
Non-comparable net operating income (loss)(2)(3)	1,118	(215)

Total property operating income	$27,015	$25,301

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2010	2009
Same Properties	85.4%	88.1%
Total	83.8%	87.8%

(1)	Represents properties owned for the entirety of the periods presented.

(2)

Non-comparable Properties include: Three Flint Hill, Atlantic Corporate Center, Cedar Hill I & III, One Fair Oaks, Metro Place III & IV, Davis Drive, Aquia Commerce Center I & II and Sterling Park – Building 7.

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

Southern Virginia

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Year Ended December 31,
	2010	2009	$ Change	% Change
Number of buildings (1)	54	54	—	—
Same property revenues
Rental	$39,236	$39,206	$30	0.1
Tenant reimbursements and other	9,238	8,840	398	4.5

Total same property revenues	48,474	48,046	428	0.9

Same property operating expenses
Property	11,864	11,117	747	6.7
Real estate taxes and insurance	4,052	4,247	(195)	(4.6)

Total same property operating expenses	15,916	15,364	552	3.6

Same property net operating income	$32,558	$32,682	$(124)	(0.4)

Reconciliation to total property operating income:
Same property net operating income	$32,558	$32,682
Non-comparable net operating income (loss)(2)(3)	192	(305)

Total property operating income	$32,750	$32,377

	September 30,	September 30,
	Full Year Weighted Average Occupancy
	2010	2009
Same Properties	86.2%	87.3%
Total	86.3%	87.3%

(1)	Represents properties owned for the entirety of the periods presented.

(2)	Non-comparable Properties include: Battlefield Corporate Center.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Southern Virginia properties decreased $0.1 million for the twelve months ended December 31, 2010 compared with the same period in 2009. Total same property revenues increased $0.4 million primarily due to an increase in recoverable operating expenses. Total same property operating expenses increased approximately $0.5 million during 2010 compared with 2009 due to an increase in snow and ice removal costs, which was partially offset by a decrease in real estate tax expense.

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

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 10% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted. In addition, the Company’s ability to access debt and equity markets could be adversely affected if the Company is unable to maintain compliance with the financial and operating covenants included in its debt agreements.

The Company also believes, based on its historical experience and forecasted operations, that it will have sufficient cash flow or access to capital to meet its obligations over the next five years. The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, unsecured term loans, secured term loans and unsecured senior notes, proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities including common shares through its controlled equity offering program. The amount of unused commitments under the unsecured revolving credit facility was $101.0 million at February 24, 2012.

Financing Activity

Equity Offerings

In January 2011, the Company issued 4.6 million 7.750% Series A Preferred Shares at a price of $25.00 per share, which generated proceeds of $111.0 million, net of issuance costs. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and payable on a quarterly basis beginning on February 15, 2011. The Company used the proceeds from the issuance of its Series A Preferred Shares to pay down $105.0 million of the outstanding balance on its unsecured revolving credit facility and for other general corporate purposes.

During 2011, the Company sold 0.3 million common shares through its controlled equity offering program at a weighted average offering price of $14.19 per share, generating net proceeds of $3.6 million. The Company used the proceeds for general corporate purposes. Through February 2012, the Company sold 0.2 million common shares through its controlled equity offering program at a weighted average offering price of $14.83 per share, generating net proceeds of $3.6 million. At February 29, 2012, the Company had 4.3 million common shares available for issuance under its controlled equity offering program.

Unsecured Revolving Credit Facility

On June 16, 2011, the Company amended and restated its unsecured revolving credit facility. Under the new agreement, the capacity on the Company’s unsecured revolving credit facility was expanded from $225 million to $255 million and the maturity date was extended to January 2014 with a one-year extension at the Company’s option, which it intends to exercise. The interest rate on the unsecured revolving credit facility decreased from a range of LIBOR plus 275 to 375 basis points to a range of LIBOR plus 200 to 300 basis points, depending on the Company’s overall leverage. At December 31, 2011, LIBOR was 0.30% and the applicable spread on the Company’s unsecured revolving credit facility was 250 basis points.

Unsecured Term Loan

On July 18, 2011, the Company entered into a three-tranche $175.0 million unsecured term loan and used the proceeds to repay a $50.0 million secured term loan, to pay down $117.0 million of the outstanding balance under its unsecured revolving credit facility and for other general corporate purposes. The unsecured term loan’s three tranches have maturity dates staggered in one-year intervals, beginning June 18, 2016. On December 29, 2011, the Company increased its three-tranche unsecured term loan from $175.0 million to $225.0 million pursuant to the accordion feature of the term loan and used the proceeds to repay $49.0 million of the outstanding balance under its unsecured revolving credit facility and for other general corporate purposes. In February 2012, the Company further expanded its unsecured term loan to $300.0 million and used the proceeds to repay $73.0 million of the outstanding balance under the unsecured revolving credit facility and other general corporate purposes.

Secured Term Loans

On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007, which resulted in the repayment of $10.0 million of the principal balance and the restructuring of the remaining balance. The remaining balance was divided into four $10.0 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. On January 14, 2011, the Company repaid the first $10.0 million loan with available cash. On January 13, 2012, the Company repaid the second $10.0 million loan with available cash. At December 31, 2011, the loan’s applicable interest rate was LIBOR plus 350 basis points, which increased by 100 basis points on January 1, 2012 and will increase by 100 basis points every year, to a maximum of 550 basis points. Interest on the loan is payable on a monthly basis.

On December 29, 2009, the Company repaid $30.0 million of the $50.0 million outstanding balance of a secured term loan, which was issued in August 2008, with borrowings on its unsecured revolving credit facility. The repayment did not impact the terms of the secured term loan. On August 11, 2011, the Company repaid its $20.0 million secured term loan with borrowings under its unsecured revolving credit facility.

Exchangeable Senior Notes

In December 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes with borrowings under its unsecured revolving credit facility. The Exchangeable Senior Notes were issued in December 2006, with an original face value of $125.0 million, for net proceeds of $122.2 million. The Exchangeable Senior Notes were exchangeable into the Company’s common shares, which was adjusted for, among other things, the payment of dividends to the Company’s common shareholders. During 2011, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares for a total of approximately 0.9 million shares, which was equivalent to an exchange rate of $35.66 per Company common share.

At the time of issuance of the Exchangeable Senior Notes, the Company used $7.6 million of the proceeds to purchase a capped call option that was designed to reduce the potential dilution of common shares upon the exchange of the notes and protect the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. The capped call option associated with the Exchangeable Senior Notes was effectively terminated on the notes’ retirement date.

Mortgage Debt

The Company has issued or assumed the following mortgages since January 1, 2010 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
Month	Year	Property	Effective Interest Rate	Amount
November	2011	Hillside Center	4.62%	$14,154
April	2011	One Fair Oaks	6.72%	52,909
March	2011	840 First Street, NE	6.05%	56,482
February	2011	Cedar Hill	6.58%	16,187
February	2011	Merrill Lynch Building	7.29%	13,796
December	2010	Mercedes Center – Note 1	6.04%	4,761
December	2010	Mercedes Center – Note 2	6.30%	9,938
October	2010	Battlefield Corporate Center	4.40%	4,300
June	2010	500 First Street, NW	5.79%	39,000

				$211,527

The Company has repaid the following mortgages since January 1, 2010 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
Month	Year	Property	Effective Interest Rate	Amount
February	2012	Campus at Metro Park North	5.25%	$21,618
July	2011	4612 Navistar Drive	5.20%	11,941
July	2011	403/405 Glenn Drive	5.50%	7,807
April	2011	Aquia Commerce Center I	7.28%	318
January	2011	Indian Creek Court	5.90%	11,982
December	2010	Enterprise Center	5.20%	16,712
November	2010	Park Central II	5.66%	5,305
June	2010	4212 Tech Court	8.53%	1,654

				$77,337

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

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of December 31, 2011, owned 94.5% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and will be at the discretion of the Company’s Board of Trustees. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” and “—Financial Covenants” below for additional information regarding the financial covenants.

Cash Flows

Due to the nature of the Company’s business, it relies on working capital and net cash provided by operations and, if necessary, borrowings under its unsecured revolving credit facility to fund its short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by the Company’s tenants. The ability of tenants to meet their obligations, including the payment of rent contractually owed to the Company, and the Company’s ability to lease space to new or replacement tenants on favorable terms, could affect the Company’s cash available for short-term liquidity needs. The Company intends to meet short and long term funding requirements for debt maturities, interest payments, dividend distributions and capital expenditures through cash flow provided by operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, proceeds from asset disposals and the issuance of equity and debt securities. However, the Company may not be able to obtain capital from such sources on favorable terms, in the time period it desires, or at all. In addition, the Company’s continued ability to borrow under its existing debt instruments is subject to compliance with their financial and operating covenants and a failure to comply with such covenants could cause a default under the applicable debt agreement. In the event of a default, the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all.

The Company could also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of Operating Partnership units or sales of assets, outright or through joint ventures.

Consolidated cash flow information is summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,			Change
(amounts in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Cash provided by operating activities	$38,047	$36,664	$40,008	$1,383	$(3,344)
Cash used in investing activities	(183,611)	(349,808)	(62,938)	166,197	(286,870)
Cash provided by financing activities	129,033	337,104	15,898	208,071	321,206

Comparison of the Years Ended December 31, 2011 and 2010

Net cash provided by operating activities increased $1.4 million in 2011 compared with 2010, primarily due to increases in the Company’s net operating income in 2011 and rents received in advance. The increase in cash provided by operations was partially offset by increases in cash used to fund escrow and reserve accounts, which is primarily due to assumed mortgages associated with the Company’s recent property acquisitions, accounts and other receivables and deferred costs.

Net cash used in investing activities decreased $166.2 million during 2011 compared with 2010 primarily due to a decrease in cash used to acquire properties. During 2011, the Company acquired seven properties for $268.6 million compared with the acquisition of eight properties for $286.2 million in 2010. The 2011 acquisitions were partially funded by the assumption of mortgage debt totaling $153.5 million and the issuance of Operating Partnership units valued at $28.8 million compared with the 2010 acquisitions, which were partially funded with the assumption of $14.7 million of mortgage debt and the issuance of Operating Partnership units valued at $3.5 million. The decrease in cash used in investing activities was also due to an increase in proceeds from the disposition of properties during 2011 compared with 2010 as the Company sold three properties in 2011 for net proceeds of $26.9 million compared with the sale of two properties for net proceeds of $11.4 million in 2010. The decrease in cash used in investing activities was partially offset by an increase in cash used to acquire joint venture interests as the Company acquired two joint venture interests in 2011 for $48.9 million compared with the acquisition of two joint venture interests for $21.0 million in 2010. Also, cash used in construction activities and additions to rental properties increased $27.1 million in 2011 compared with 2010 due to increased spending associated with new tenants and an increase in the Company’s development activities as the Company completed significant construction projects at Sterling Business Park and Three Flint Hill during 2011.

Net cash provided by financing activities decreased $208.1 million during 2011 compared with 2010 as the Company required less cash from external sources to fund its acquisitions. During 2011, the Company issued $506.0 million of debt and repaid $438.9 million of its outstanding debt compared with the issuance of $362.0 million of debt and the repayment of $258.3 million of outstanding debt in 2010. The increased debt refinancing activity in 2011 compared with 2010 resulted in $3.1 million of additional financing costs. During 2011, the Company issued preferred shares for net proceeds of $111.0 million and common shares for net proceeds of $3.6 million compared with the issuance of common shares for net proceeds of $264.6 million in 2010. The issuance of additional common and preferred shares resulted in additional dividend payments on its common and preferred shares of $18.6 million in 2011 compared 2010.

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

Net cash used in investing activities increased $286.9 million during 2010 compared with 2009. The increase in cash used for investing activities is primarily due to an increase in property acquisitions in 2010 as the Company acquired eight consolidated properties compared with the acquisition of two consolidated properties in 2009. The Company also acquired a parcel of land for $3.2 million in 2010. The Company paid $21.0 million in 2010 to invest in two separate unconsolidated joint ventures. In 2010, the Company provided a $24.8 million subordinated loan to the owners of 950 F Street, NW in Washington, D.C., which is secured by a portion of the owners’ interest in the property. At December 31, 2010, the Company had paid $7.4 million in deposits on potential acquisitions compared with $0.5 million of deposits at December 31, 2009. During the second quarter of 2010, the Company sold its Deer Park and 7561 Lindbergh Drive properties for net proceeds of $11.4 million. The Company did not dispose of any properties during 2009. On January 1, 2010, the Company deconsolidated a joint venture that owns RiversPark I. As a result, $0.9 million of cash held by RiversPark I was removed from the Company’s consolidated financial statements. The increase in cash used in investing activities was also attributable to a $4.6 million increase in additions to construction in progress as the Company experienced a higher volume of development and redevelopment activity in 2010 compared with 2009.

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

Property Acquisitions and Dispositions

The Company had the following consolidated acquisitions and dispositions during 2011 and 2010 (in thousands, except square feet and percentages)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Acquisitions	Reporting Segment	Acquisition Date	Property Type	Square Feet	Aggregate Purchase Price	Mortgage Debt Assumed	Capitalization Rate(1)
440 First Street, NW(2)(3)	Washington, D.C.	1/11/2011	Office	—	$8,000	$—	N/A
Cedar Hill / Merrill Lynch Building	Northern Virginia / Maryland	2/22/2011	Office	240,309	33,795	29,982	8.5%
840 First Street, NE	Washington, D.C.	3/25/2011	Office	248,576	97,738	56,482	8.6%
One Fair Oaks	Northern Virginia	4/8/2011	Office	214,214	58,036	52,909	8.1%
Greenbrier Towers	Southern Virginia	7/19/2011	Office	171,902	16,641	—	8.7%
1005 First Street, NE	Washington, D.C.	8/4/2011	Office	30,414	45,240	—	6.5%
Hillside Center	Maryland	11/18/2011	Office	86,189	17,124	14,154	8.4%
Three Flint Hill(3)	Northern Virginia	4/28/2010	Office	173,762	13,653	—	N/A
500 First Street, NW	Washington, D.C.	6/30/2010	Office	129,035	67,838	—	7.5%
Battlefield Corporate Center	Southern Virginia	10/28/2010	Office	96,720	8,310	—	8.7%
Redland Corporate Center(4)	Maryland	11/10/2010	Office	347,462	86,358	—	8.6%
Atlantic Corporate Park(4)	Northern Virginia	11/19/2010	Office	220,610	22,550	—	8.6%
1211 Connecticut Ave, NW	Washington, D.C.	12/9/2010	Office	125,119	49,500	—	7.2%
440 First Street, NW(2)	Washington, D.C.	12/28/2010	Office	105,000	15,311	—	N/A
Mercedes Center	Maryland	12/29/2010	Industrial	295,673	22,641	14,699	10.1%

				2,484,985	$562,735	$168,226

Dispositions	Reporting Segment	Disposition Date	Property Type	Square Feet	Sale Proceeds	Gain on Sale	Capitalization Rate(5)
Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488	$11,251	$1,954	8.7%
Gateway West	Maryland	5/27/2011	Office	111,481	4,809	—	3.8%
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208	10,824	—	4.9%
7561 Lindbergh Drive	Maryland	6/16/2010	Industrial	36,000	3,911	557	8.3%
Deer Park	Maryland	4/23/2010	Business Park	171,125	7,511	—	7.5%

				584,302	$38,306	$2,511

(1)	Capitalization rates are calculated based on annual anticipated net operating income divided by the purchase price.

(2)

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in Washington, D.C., for $15.3 million. On January 11, 2011, the Company purchased the fee interest in the property’s ground lease for $8.0 million.

(3)	The property was placed into redevelopment subsequent to acquisition.

(4)	At acquisition, the property had substantial vacancy and the capitalization rate reflects the return upon the property reaching stabilization.

(5)	Capitalization rates are calculated based on annual net operating income divided by the selling price.

Debt

The following table sets forth certain information with respect to the Company’s outstanding indebtedness at December 31, 2011 (dollars in thousands).

	September 30,		September 30,	September 30,		September 30,	September 30,
(dollars in thousands)	Effective Interest Rate		Balance at December 31, 2011	Annualized Debt Service		Maturity Date	Balance at Maturity
Fixed Rate Debt
Campus at Metro Park North(1)	5.25%		$21,692	$2,028		2/11/2012	$21,618
One Fair Oaks	6.72%		52,604	3,306		6/11/2012	52,400
1434 Crossways Boulevard Building II	5.38%		9,099	826		8/5/2012	8,866
Crossways Commerce Center	6.70%		23,720	2,087		10/1/2012	23,313
Newington Business Park Center	6.70%		14,963	1,316		10/1/2012	14,706
Prosperity Business Center	5.75%		3,381	305		1/1/2013	3,242
Cedar Hill	6.58%		15,838	1,336		2/11/2013	15,364
Merrill Lynch Building	7.29%		13,571	1,155		2/13/2013	13,273
1434 Crossways Boulevard Building I	5.38%		7,943	665		3/5/2013	7,597
Linden Business Center	5.58%		6,918	512		10/1/2013	6,596
840 First Street, NE	6.05%		55,745	4,272		10/1/2013	53,877
Owings Mills Business Center	5.75%		5,338	425		3/1/2014	5,066
Annapolis Business Center	6.25%		8,360	665		6/1/2014	8,010
Cloverleaf Center	6.75%		16,908	1,464		10/8/2014	15,953
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and 15395 John Marshall Highway	5.19%		97,681	5,070		8/1/2015	91,588
Hanover Business Center:
Hanover Building D	6.63%		520	161		8/1/2015	13
Hanover Building C	6.63%		920	186		12/1/2017	13
Chesterfield Business Center:
Chesterfield Buildings C, D, G and H	6.63%		1,369	414		8/1/2015	34
Chesterfield Buildings A, B, E and F	6.63%		2,235	291		6/1/2021	26
Mercedes Center—Note 1	6.04%		4,713	424		1/1/2016	3,965
Mercedes Center—Note 2	6.30%		9,722	819		1/1/2016	8,639
Gateway Centre Manassas Building I	5.88%		1,016	219		11/1/2016	—
Hillside Center	4.62%		14,122	79		12/6/2016	12,160
500 First Street, NW	5.79%		38,277	2,722		7/1/2020	32,000
Battlefield Corporate Center	4.40%		4,149	320		11/1/2020	2,618
Airpark Business Center	6.63%		1,219	173		6/1/2021	14

	5.93	%(2)	432,023	31,240			400,951

Senior Unsecured Debt
Series A Notes	6.41%		37,500	2,404		6/15/2013	37,500
Series B Notes	6.55%		37,500	2,456		6/15/2016	37,500

Total Fixed Rate Debt	6.01	%(2)	$507,023	$36,100			475,951

Variable Rate Debt
Secured Term Loan(3)
Loan B(3)	LIBOR+3.50%		$10,000	$380		1/15/2012	$10,000
Loan C	LIBOR+3.50%		10,000	380		1/15/2013	10,000
Loan D	LIBOR+3.50%		10,000	380		1/15/2014	10,000
Unsecured Revolving Credit Facility(4)(5)	LIBOR+2.50%		183,000	5,124		1/15/2015	183,000
Unsecured Term Loan(6)
Tranche A	LIBOR+2.15%		60,000	1,470		7/18/2016	60,000
Tranche B	LIBOR+2.25%		85,000	2,168		7/18/2017	85,000
Tranche C	LIBOR+2.30%		80,000	2,080		7/18/2018	80,000

Total Variable Rate Debt	2.74	%(2)	$438,000	$11,982			$438,000

Total at December 31, 2011	4.81	%(2)(7)	$945,023	$48,082	(8)		$913,951

(1)	In February 2012, the Company repaid the $21.6 million mortgage encumbering Campus at Metro Park North with available cash.

(2)	Represents the weighted average interest rate.

(3)

Interest on the loan increases by 100 basis points each year on January 1st, to a maximum of 550 basis points. On January 1, 2012, the loan’s applicable interest rate increased to LIBOR plus 4.50%. In January 2012, the Company repaid the $10.0 million balance of Loan B with available cash.

(4)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(5)

As of December 31, 2011, the borrowing base for the Company’s unsecured revolving credit facility included the following properties: 13129 Airpark Road, Virginia Center Technology Park, Airpark Place Business Center, Crossways II, Reston Business Campus, Cavalier Industrial Park, Gateway Centre Manassas (Building II), Diamond Hill Distribution Center, Linden Business Center (Building I), Hampton Roads Center, River’s Bend Center, Crossways I, Sterling Park Business Center, Sterling Park Land, 1408 Stephanie Way, Gateway 270, Gateway II, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II, Park Central (Building V), Hanover AB, Herndon Corporate Center, 6900 English Muffin Way, 4451 Georgia Pacific, Goldenrod Lane, Patrick Center, West Park, Woodlands Business Center, Worman’s Mill Court, Girard Business Center, Girard Place, Owings Mills Commerce Center, 4200 Tech Court, Park Central I, Triangle Business Center, Corporate Campus at Ashburn Center, Enterprise Center, Interstate Plaza, 4212 Tech Court, Park Central II, 1211 Connecticut Ave, NW, Atlantic Corporate Park, Indian Creek, Greenbrier Towers, 403&405 Glenn Drive, 4612 Navistar Drive, Redland Corporate Center, Norfolk Commerce Park and Windsor at Battlefield.

(6)	The Company expanded the loan by an additional $75.0 million in February 2012 to a total indebtedness of $300.0 million.

(7)

During 2011, the Company had fixed LIBOR on $200.0 million of its variable rate debt through six interest rate swap agreements. On January 18, 2012, the Company fixed LIBOR at 1.394% on $25.0 million of its variable rate debt through an interest rate swap agreement that matures on July 18, 2018.

(8)	During 2011, the Company paid approximately $7.4 million in principal payments on its mortgage debt, which excludes $32.0 million related to mortgage debt that was repaid in 2011.

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

Senior Notes

On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55% (collectively, the “Senior Notes”). Interest is payable for the Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. As of December 31, 2011, the weighted average interest rate on the Senior Notes was 6.48%. As of December 31, 2011, the Company was in compliance with all of the financial covenants of the Senior Notes. See “—Financial Covenants” below for additional information regarding the financial covenants under the Senior Notes.

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2011, the Company was in compliance with all of the financial covenants of its outstanding debt agreements.

At December 31, 2011, the Company was near the required ratios or thresholds for certain of the covenants, including the consolidated debt yield and distribution payout ratio under the Senior Notes, the unencumbered pool leverage ratio of the revolving credit facility and unsecured term loan, and the maximum consolidated total indebtedness under the revolving credit facility, unsecured term loan, secured term loan and Senior Notes. The consolidated debt yield covenant under the Senior Notes is currently being impacted by three significant factors—vacancy in certain of the Company’s operating properties and related tenant improvement costs incurred in connection with the lease up those properties, the impact of acquisition costs and the Company’s overall leverage levels. The impact of acquisition costs is unique to the calculation of the consolidated debt yield covenant in the Senior Notes. As a result of the stress on the consolidated debt yield covenant, the Company may be limited in its ability to pursue additional developments, redevelopments or acquisitions that may not be initially accretive to its results of operations but would otherwise be in the best interests of the Company’s shareholders. The dividend payout ratio covenant under the Senior Notes also is currently impacted by, among other things, impairment charges, which reduce FFO solely for purposes of this covenant calculation. As such, the Company may be required to limit or restrict its ability to sell underperforming properties, which may otherwise be in the best interests of the shareholders, and/or curtail its distributions to common shareholders if the Company otherwise determines that the dividend payout ratio would be adversely impacted. In addition, as a result of the stress on these covenants, the Company’s ability to draw on the revolving credit facility or incur other additional debt may be limited, and the Company may be forced to raise additional equity to repay the Senior Notes or other debt.

Moreover, the Company’s continued ability to borrow under the revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the credit facility. As noted above, the Company is near the required ratios or thresholds for certain of the financial covenants in its debt agreements and can provide no assurance that it will be able to continue to comply with these covenants in future periods. These debt agreements also contain cross-default provisions that would be triggered if the Company is in default under other loans in excess of certain amounts. For example, an event of default under the Senior Notes would create an event of default under our other senior debt instruments. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

Below is a summary of certain financial covenants associated with the Company’s outstanding debt at December 31, 2011 (dollars in thousands):

Unsecured Revolving Credit Facility and Term Loans

September 30,	September 30,
Credit Facility / Unsecured and Secured Term Loans	Covenant
Unencumbered Pool Leverage(1)	55.5%	≤	60.0%
Unencumbered Pool Debt Service Coverage Ratio(1)	4.23	x	≥	1.75	x
Maximum Consolidated Total Indebtedness	56.4%	≤	60.0%
Minimum Tangible Net Worth	$796,504	≥$	698,857
Consolidated Debt Yield(2)	11.7%	≥	11.0%
Maximum Dividend Payout Ratio(3)	75.3%	≤	95%
Fixed Charge Coverage Ratio	1.86	x	≥	1.50	x

Restricted Investments
Joint Ventures	3.8%	≤	10%
Construction in Progress	6.0%	≤	20%
Undeveloped Land	1.8%	≤	5%
Structured Finance Investment	3.0%	≤	10%
Total Restricted Investments	14.6%	≤	30%

Restricted Indebtedness
Unhedged Variable Rate Debt	13.0%	≤	25%
Maximum Secured Debt	29.1%	≤	40%
Maximum Secured Recourse Debt	2.5%	≤	15%

(1)	Does not apply to secured term loan.

(2)	The calculation of the consolidated debt yield under the credit facility and term loans excludes acquisition costs.

(3)	The maximum dividend payout ratio under the credit facility and term loans excludes impairment write-downs of depreciable assets for the calculation of FFO.

Senior Notes

	September 30,			September 30,
	Senior Notes		Covenant
Unencumbered Pool Leverage	1.65	x	≥	1.50	x
Unencumbered Pool Debt Service Coverage Ratio	4.0	x	≥	1.75	x
Maximum Consolidated Total Indebtedness	59.5%		≤	65%
Minimum Tangible Net Worth	$729,800		≥$	698,857
Consolidated Debt Yield(1)	11.1%		≥	11.0%
Maximum Dividend Payout Ratio(2)	93.1%		≤	95%
Fixed Charge Coverage Ratio	1.70	x	≥	1.50	x
Maximum Secured Debt	29.4%		≤	40%

(1)	The calculation of the consolidated debt yield under the Senior Notes includes acquisition costs.

(2)	The maximum dividend payout ratio under the Senior Notes includes impairment write-downs of depreciable assets for the calculation of FFO.

The Company and the holders of the Senior Notes had a disagreement regarding the appropriate calculations of the consolidated debt yield and dividend payout ratio covenants. This disagreement related to, among other things, the treatment of acquisition costs in the calculation of the consolidated debt yield covenant and the treatment of impairment costs in the calculation of FFO in connection with the dividend payout ratio. Although the Company was in compliance with both covenants as of December 31, 2011, the Company can provide no assurance that the noteholders will not seek to declare an event of default and accelerate maturity of the Senior Notes. The Company, has and will calculate the covenants using only the noteholders’ methodology.

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

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. At December 31, 2011, the Company had hedged $200.0 million of its variable rate debt through six interest rate swap agreements that are summarized below (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
Effective Date	Maturity Date	Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%

		$200,000

On January 18, 2012, the Company fixed LIBOR at 1.394% on an additional $25.0 million of its variable rate debt through an interest rate swap agreement that matures on July 18, 2018.

Off-Balance Sheet Arrangements

On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all their related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. The Company remains liable for $7.0 million of mortgage debt, which represents its proportionate share. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, the Company entered into separate unconsolidated joint ventures to acquire Metro Place III & IV and 1200 17th Street, NW. See footnote 6, Investment in Affiliates, in the notes to the Company’s consolidated financial statements for more information.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations associated with investing and financing activities as of December 31, 2011 (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	More than 5 Years
Mortgage loans(1)	$430,877	$128,481	$139,297	$122,494	$40,605
Senior notes	75,000	—	37,500	37,500	—
Secured term loan	30,000	10,000	20,000	—	—
Unsecured term loan	225,000	—	—	60,000	165,000
Credit facility(2)	183,000	—	—	183,000	—
Interest expense(3)	127,644	37,799	52,807	24,868	12,170
Operating leases	16,249	1,336	3,236	3,628	8,049
Development	50	50	—	—	—
Redevelopment	1,840	1,840	—	—	—
Capital expenditures	1,528	1,528	—	—	—
Tenant improvements	10,209	10,209	—	—	—
Acquisition-related contractual obligations(4)	10,541	—	10,541	—	—

Total	$1,111,938	$191,243	$263,381	$431,490	$225,824

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(2)

The unsecured revolving credit facility matures in January 2014 and provides for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date, which is conditional upon the payment of an extension fee, the absence of an existing default under the loan agreement and the continued accuracy of the representations and warranties contained in the loan agreement.

(3)

Interest expense for the Company’s fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for the Company’s variable rate obligations is calculated using the outstanding balance and applicable interest rate at December 31, 2011 over the life of the obligation.

(4)

Includes the Company’s $8.4 million deferred purchase price obligation for 1005 First Street, NE, which is carried at its fair value, and contingent consideration for 840 First Street, NE and Ashburn Corporate Center.

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

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At December 31, 2011, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending upon the leasing of any of the vacant space.

In connection with the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. In the fourth quarter of 2011, the Company recorded a $50 thousand increase in its contingent consideration liability related to Corporate Campus at Ashburn Center that reflected a reduction of the period to reach stabilization. As of December 31, 2011, the Company’s total contingent consideration obligation to the former owner of Corporate Campus at Ashburn Center was approximately $1.4 million.

On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. As of December 31, 2011, the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected on the Company’s consolidated financial statements.

As of December 31, 2011, the Company had development and redevelopment contractual obligations, which include amounts accrued at December 31, 2011, of $1.9 million outstanding, primarily related to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment, which underwent a complete redevelopment that was substantially completed during the third quarter of 2011. As of December 31, 2011, the Company had capital improvement obligations of $1.5 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2011. Also, as of December 31, 2011, the Company had $10.2 million of tenant improvement obligations, primarily related to a tenant at Redland Corporate Center II & III, which is located in the Company’s Maryland reporting segment. The Company had no other material contractual obligations as of December 31, 2011.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2011, the Company remained liable to the local municipalities for $2.2 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. Historically, the Company did not exclude impairments in its computation of FFO. However, on October 31, 2011, NAREIT clarified that the exclusion of impairment write-downs of depreciable assets in reported FFO was always intended and appropriate. As a result, the Company will exclude impairments from FFO in future periods and has restated historical FFO to exclude such charges consistent with NAREIT’s guidance. In addition, the Company’s methodology for computing FFO adds back noncontrolling interests in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net (loss) income attributable to common shareholders	$(16,531)	$(11,443)	$3,932
Add: Depreciation and amortization:
Real estate assets	60,385	41,752	39,119
Discontinued operations	759	1,458	1,753
Unconsolidated joint ventures	2,391	793	270
Consolidated joint ventures	(108)	(13)	(801)
Impairment of real estate assets(1)	8,726	6,398	2,541
Gain on sale of real estate properties	(1,954)	(557)	—
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(703)	(230)	124

FFO available to common shareholders and unitholders	52,965	38,158	46,938
Dividends on preferred shares	8,467	—	—

FFO	$61,432	$38,158	$46,938

Weighted average common shares and Operating Partnership units outstanding – diluted	51,663	37,950	28,804

(1)

Prior to 2011, the Company included impairments of real estate in its calculation of FFO, which resulted in FFO of $31.8 million and $44.4 million for the years ended December 31, 2010 and 2009, respectively.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; the Company’s ability to maintain compliance with financial and operating covenants included in its debt agreements; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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

The Company had $945.0 million of debt outstanding at December 31, 2011. Of the total debt outstanding, $507.0 million was fixed rate debt. An additional $200.0 million was variable rate debt that had effectively been swapped to a fixed interest rate. The balance of the Company’s debt, $238.0 million, was variable rate debt that had not been fixed through an interest rate swap agreement, which consisted of borrowings under unsecured and secured term loans and its unsecured revolving credit facility. A change in interest rates of 1% would result in an increase or decrease of $2.4 million in interest expense on its unhedged variable rate debt on an annualized basis. The table below summarizes the Company’s interest rate swap agreements as of December 31, 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
Effective Date	Maturity Date	Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	July 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%

		$200,000

On January 18, 2012, the Company fixed LIBOR at 1.394% on $25.0 million of its variable rate debt through an interest rate swap agreement that matures on July 18, 2018.

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 13, Fair Value Measurements, in the notes to the Company’s consolidated financial statements for more information on the fair value of the Company’s debt.

The Company’s projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2011, for each of the succeeding five years are as follows (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Debt
Mortgage debt(1)	$128,481	$105,748	$33,549	$95,159	$27,335	$40,605	$430,877	$437,593
Senior notes	—	37,500	—	—	37,500	—	75,000	80,511

Weighted average interest rate	5.99%	5.79%	5.66%	5.68%	5.74%	5.69%	$505,877	$518,104

Variable Rate Debt
Secured term loan	10,000	10,000	10,000	—	—	—	$30,000	$29,990
Unsecured term loan	—	—	—	—	60,000	165,000	225,000	224,388
Credit facility(2)	—	—	—	183,000	—	—	183,000	182,740

Weighted average interest rate	2.76%	2.73%	2.66%	2.55%	2.55%	2.59%	$438,000	$437,118

Interest Rate Swaps
Variable to fixed(3)	—	—	50,000	—	60,000	90,000	$200,000	$(6,129)
Average pay rate	4.06%	4.06%	4.06%	4.09%	4.09%	4.15%
Weighted average receive rate	2.59%	2.59%	2.59%	2.52%	2.52%	2.58%

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(2)

The unsecured revolving credit facility matures in January 2014 and provides for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date.

(3)

At December 31, 2011, the Company had fixed LIBOR on $200.0 million of its variable rate debt though six interest rate swap agreements. On January 18, 2012, the Company fixed LIBOR at 1.394% on $25.0 million of its variable rate debt through an interest rate swap agreement that matures on July 18, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are filed with this Annual Report on Form 10-K immediately following the signature page of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1)	Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

The Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15(e) as of the end of the period covered by this report. Based upon this evaluation and as a result of the material weakness described below under “Management’s Report on Internal Control Over Financial Reporting,” our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with GAAP, and the Company’s chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

2)	Background

As described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K, the Company and the holders of the Senior Notes had a disagreement regarding the appropriate methodology of the calculation of the consolidated debt yield and distribution payout ratio covenants relating to the Senior Notes. Management has determined that the Company was in compliance with such covenants as of December 31, 2011, which included the impact of the Company’s Board of Trustees and the Compensation Committee awarding significantly lower cash short-term incentive compensation to certain members of senior management than the amounts initially accrued for by the Company.

3)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this assessment and in connection with the preparation of this Annual Report on Form 10-K and the consolidated financial statements and related disclosures contained herein, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2011 relating to the monitoring and oversight of compliance with financial covenants under its debt agreements, as discussed in more detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, management determined that the Company did not effectively operate controls over the monitoring and oversight of compliance with financial covenants under its debt agreements, including the communication of financial covenant compliance matters with the Board of Trustees and the Audit Committee, which resulted in the Company failing to identify potential exceptions to covenant compliance and to provide related financial statement disclosures regarding potential financial covenant risks or violations under our debt agreements. As a result, management has determined that it is reasonably possible that this control deficiency could result in an undisclosed covenant violation, which in turn could result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not have been prevented or detected on a timely basis. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was not effective as a result of this material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 74.

4)	Remediation of Material Weakness

Management has begun taking or intends to take a number of steps to remediate the underlying causes of the material weakness described above, including the following:

•

Evaluating the processes surrounding the monitoring and oversight of the compliance of financial covenants in relation to the reporting of debt compliance, to identify and implement new and improved processes. if warranted;

•	Instituting an additional level of review and analysis of covenant compliance calculations and enhancing ongoing monitoring and forecasting of such compliance;

•	Enhancing procedures regarding the reporting by management to the Board of Trustees and the Audit Committee regarding financial covenant calculation and compliance;

•	Engaging in a thorough review of all debt agreements and providing additional tools for key personnel to track covenant compliance requirements; and

•	Increasing and accelerating outside counsel’s participation in our periodic reporting process.

Management expects that these remedial actions will strengthen the Company’s internal control over financial reporting and address the material weakness that was identified as of December 31, 2011. However, the Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts. The material weakness will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the Company’s material weaknesses will be reviewed with the Audit Committee of the Company’s Board of Trustees.

5)	Changes in Internal Control Over Financial Reporting

Other than relating to the material weakness identified in Item 9A (3) above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Please see the discussion above under “Remediation of Material Weakness” regarding changes and enhancements to the Company’s internal control processes that have occurred subsequent to December 31, 2011.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

First Potomac Realty Trust:

We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(3)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective monitoring and oversight of compliance with financial covenants under the terms of the Company’s debt agreements has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated February 29, 2012, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, First Potomac Realty Trust has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

McLean, Virginia

February 29, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information appearing in the Company’s proxy definite statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 23, 2012 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Information on our Board of Trustees and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement under the headings “Compensation of Trustees”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement under the headings “Share Ownership of Trustees and Executive Officers,” “Share Ownership by Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plan Information” is incorporated by reference herein.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Reference is made to the Index to Financial Statements and Schedules on page 80 for a list of the financial statements and schedules included in this report.

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans or arrangements are filed as Exhibits 10.1 through 10.14 and 10.19 through 10.28.

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(2)	Articles Supplementary designating First Potomac Realty Trust’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.

3.3(3)	Form of share certificate evidencing the Company’s Common Shares.

3.4(4)	Form of share certificate evidencing the 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.

3.5(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2(5)	Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.3(44)	Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.4(6)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.5(7)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.6(8)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.7(45)	First Amendment, Consent and Waiver dated as of November 5, 2010, to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.8*	Second Amendment, dated as of April 15, 2011, to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.9(9)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.10(10)	Subsidiary Guaranty, dated as of June 22, 2006.

10.1(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.2(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.

10.3(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.

10.4(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.

10.5(11)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.6(12)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.7(13)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.

10.8(1)	2003 Equity Compensation Plan.

10.9(14)	2009 Equity Compensation Plan.

10.10(15)	2009 Employee Stock Purchase Plan.

10.11(16)	Amendment No. 1 to the 2003 Equity Compensation Plan.

10.12(17)	Amendment No. 2 to the 2003 Equity Compensation Plan.

Exhibit	Description of Document

10.13(18)	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan.

10.14(35)	Amendment No. 2 to the Company’s 2009 Equity Compensation Plan.

10.15(19)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

10.16(20)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.17(37)	Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent and the other lenders and agents party thereto.

10.18(38)	Consent and Reaffirmation of Guarantor, dated as of June 16, 2011, by First Potomac Realty Trust.

10.19(21)	Form of Restricted Common Shares Award Agreement for Officers.

10.20(22)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.

10.21(23)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.

10.22(24)	Form of 2009 Restricted Common Shares Award Agreement for Trustees.

10.23(25)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Time-Vesting).

10.24(26)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Performance-Based).

10.25(27)	Form of 2010 Form of Restricted Stock Agreement (Time-Vesting).

10.26(28)	Form of 2010 Restricted Stock Agreement (Performance-Vesting).

10.27(29)	Form of 2010 Restricted Common Share Award Agreement for Trustees.

10.28(36)	Form of 2011Restricted Common Share Award Agreement for Trustees.

10.29(30)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.30(31)	Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.31(32)	Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.32(33)	Amendment No. 3 to Secured Term Loan Agreement dated as of December 29, 2009, among First Potomac Realty Investment Limited Partnership, and KeyBank National Association.

10.33(46)	Amendment No. 4, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.34(41)	Amendment No. 5, dated September 30, 2011, by and among the Operating Partnership and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, KeyBank and the other lending institutions which are a party thereto.

10.35(47)	Secured term loan agreement, dated November 10, 2010, between the Operating Partnership and KeyBank N.A.

10.36(34)	Amendment No. 1, dated as of May 10, 2011, to Secured Term Loan Agreement, dated as of November 10, 2010, by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association (as a lender and as administrative agent) and the other lenders that may become party thereto.

10.37(39)	Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto.

10.38(40)	Guaranty, dated July 18, 2011, by First Potomac Realty Trust in favor of the agent and lenders party to the Term Loan Agreement, dated as of July 18, 2011.

10.39(42)	Commitment Increase Agreement, dated as of December 29, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on the signature page thereto, KeyBank National Association, as administrative agent, and the lenders party thereto.

10.40(43)	Amendment No.1, dated as of January 27, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto.

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

Exhibit	Description of Document

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101**	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2011 and 2010; (ii) Consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated statements of equity and comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009; and (iv) Notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-120821) filed on November 30, 2004.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(9)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(10)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(14)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(15)	Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(17)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(24)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011.

(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2011.

(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2011.

(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011.

(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 22, 2011.

(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

(40)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011.

(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2012.

(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012.

(44)	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(45)	Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(46)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(47)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

*	Filed herewith

**	To be filed by amendment as permitted by the 30-day grace period pursuant to Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on February 29, 2012.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

First Potomac Realty Trust:

We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive (loss)income, and cash flows for each of the years in the three year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 29, 2012

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(Amounts in thousands, except per share amounts)

	September 30,	September 30,
	2011	2010
Assets:
Rental property, net	$1,439,661	$1,217,897
Assets held for sale	5,297	—
Cash and cash equivalents	16,749	33,280
Escrows and reserves	18,455	8,070
Accounts and other receivables, net of allowance for doubtful accounts of $3,065 and $3,246, respectively	11,404	7,238
Accrued straight-line rents, net of allowance for doubtful accounts of $369 and $849, respectively	18,028	12,771
Notes receivable, net	54,661	24,750
Investment in affiliates	72,518	23,721
Deferred costs, net	34,683	20,174
Prepaid expenses and other assets	9,275	14,230
Intangible assets, net	59,021	34,551

Total assets	$1,739,752	$1,396,682

Liabilities:
Mortgage loans	$432,023	$319,096
Exchangeable senior notes, net	—	29,936
Senior notes	75,000	75,000
Secured term loans	30,000	110,000
Unsecured term loan	225,000	—
Unsecured revolving credit facility	183,000	191,000
Accounts payable and other liabilities	53,507	16,827
Accrued interest	2,782	2,170
Rents received in advance	11,550	7,049
Tenant security deposits	5,603	5,390
Deferred market rent, net	4,815	6,032

Total liabilities	1,023,280	762,500

Noncontrolling interests in the Operating Partnership (redemption value of $38,113 and $16,122, respectively)	39,981	16,122

Equity:
Series A Preferred Shares, $25 par value, 50,000 shares authorized: 4,600 and 0 shares issued and outstanding, respectively	115,000	—
Common shares, $0.001 par value, 150,000 common shares authorized: 50,321 and 49,922 shares issued and outstanding, respectively	50	50
Additional paid-in capital	798,171	794,051
Noncontrolling interests in consolidated partnerships	4,245	3,077
Accumulated other comprehensive loss	(5,849)	(545)
Dividends in excess of accumulated earnings	(235,126)	(178,573)

Total equity	676,491	618,060

Total liabilities, noncontrolling interests and equity	$1,739,752	$1,396,682

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except per share amounts)

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues:
Rental	$139,196	$109,297	$103,460
Tenant reimbursements and other	33,108	26,173	24,091

Total revenues	172,304	135,470	127,551

Operating expenses:
Property operating	41,891	32,639	30,916
Real estate taxes and insurance	16,699	12,582	12,273
General and administrative	16,027	14,523	13,219
Acquisition costs	5,042	7,169	1,076
Depreciation and amortization	60,385	41,752	39,119
Impairment of real estate assets	2,461	2,386	—
Change in contingent consideration related to acquisition of property	(1,487)	710	—

Total operating expenses	141,018	111,761	96,603

Operating income	31,286	23,709	30,948

Other expenses, net:
Interest expense	41,689	33,725	32,369
Interest and other income	(5,291)	(632)	(511)
Equity in (earnings) losses of affiliates	(20)	124	95
Gains on early retirement of debt	—	(164)	(6,167)

Total other expenses, net	36,378	33,053	25,786

(Loss) income from continuing operations before income taxes	(5,092)	(9,344)	5,162

Benefit (provision) for income taxes	633	(31)	—

(Loss) income from continuing operations	(4,459)	(9,375)	5,162

Discontinued operations:
Loss from operations of disposed properties	(6,247)	(2,857)	(1,106)
Gain on sale of real estate properties	1,954	557	—

Loss from discontinued operations	(4,293)	(2,300)	(1,106)

Net (loss) income	(8,752)	(11,675)	4,056

Less: Net loss (income) attributable to noncontrolling interests	688	232	(124)

Net (loss) income attributable to First Potomac Realty Trust	(8,064)	(11,443)	3,932

Less: Dividends on preferred shares	(8,467)	—	—

Net (loss) income attributable to common shareholders	$(16,531)	$(11,443)	$3,932

Basic and diluted earnings per share:
(Loss) income from continuing operations	$(0.27)	$(0.27)	$0.16
Loss from discontinued operations	(0.08)	(0.06)	(0.04)

Net (loss) income	$(0.35)	$(0.33)	$0.12

Weighted average common shares outstanding – basic	49,323	36,984	27,956
Weighted average common shares outstanding – diluted	49,323	36,984	28,045

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive (Loss) Income

Years ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	Common Shares	Additional Paid-in Capital	Series A Preferred Shares	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Partnerships	Dividends in Excess of Accumulated Earnings	Total Equity	Comprehensive (Loss) Income
Balance at December 31, 2008	$27	$484,825	$—	$(3,823)	$—	$(115,736)	$365,293

Net income	—	—	—	—		4,056	4,056	$4,056
Other comprehensive income	—	—	—	1,314	—	—	1,314	1,314

Total comprehensive income								5,370
Attributable to noncontrolling interests	—	—	—	(32)	—	(124)	(156)	(156)

Total comprehensive income attributable to common shareholders								$5,214

Dividends paid to common shareholders	—	—	—	—	—	(26,529)	(26,529)
Acquisition of partnership units	—	1	—	—	—	—	1
Shares issued in exchange for Operating Partnership units	—	483	—	—	—	—	483
Restricted stock expense	—	2,906	—	—	—	—	2,906
Stock option expense	—	207	—	—	—	—	207
Issuance of common stock	4	29,518	—	—	—	—	29,522
Deconsolidation of joint venture	—	—	—	662	—	—	662

Balance at December 31, 2009	31	517,940	—	(1,879)	—	(138,333)	377,759
Net loss	—	—	—	—	—	(11,675)	(11,675)	$(11,675)
Other comprehensive income	—	—	—	1,067	—	—	1,067	1,067

Total comprehensive loss								(10,608)
Attributable to noncontrolling interests	—	—	—	(23)	—	232	209	209

Total comprehensive loss attributable to common shareholders								$(10,399)

Dividends paid to common shareholders	—	—	—	—	—	(28,797)	(28,797)
Acquisition of partnership units	—	(1)	—	—	—	—	(1)
Shares issued in exchange for Operating Partnership units	—	55	—	—	—	—	55
Restricted stock expense	—	3,465	—	—	—	—	3,465
Exercise of stock options	—	44	—	—	—	—	44
Stock option and employee stock purchase plan expense	—	270		—	—	—	270
Issuance of common stock, net of net settlements	19	275,872	—				275,891
Adjustment of Operating Partnership units to fair value	—	(3,594)	—	—	—	—	(3,594)
Noncontrolling interest in consolidated joint venture, at acquisition	—	—	—	—	3,079	—	3,079
Loss attributable to noncontrolling interest in consolidated joint venture	—	—	—	—	(2)	—	(2)
Deconsolidation of joint venture	—	—	—	290	—	—	290

Balance at December 31, 2010	50	794,051	—	(545)	3,077	(178,573)	618,060
Net loss	—	—	—	—	—	(8,752)	(8,752)	$(8,752)
Other comprehensive loss	—	—	—	(5,569)	—	—	(5,569)	(5,569)

Total comprehensive loss								(14,321)
Attributable to noncontrolling interests	—	—		266	—	688	954	954

Total comprehensive loss attributable to common shareholders			—					$(13,367)

Dividends paid to common shareholders	—	—	—	—	—	(40,022)	(40,022)
Dividends on preferred shares	—	—	—	—	—	(8,467)	(8,467)
Shares issued in exchange for Operating Partnership units	—	19	—	—	—	—	19
Restricted stock expense	—	2,254	—	—	—	—	2,254
Exercise of stock options	—	96	—	—	—	—	96
Stock option and employee stock purchase plan expense	—	331	—	—	—	—	331
Issuance of common stock, net of net settlements	—	3,152	—	—	—	—	3,152
Issuance of preferred stock	—	(4,003)	115,000	—	—	—	110,997
Adjustment of Operating Partnership units to fair value	—	2,270	—	—	—	—	2,270
Noncontrolling interest in consolidated joint ventures, at acquisition	—	—	—	—	1,153	—	1,153
Income attributable to noncontrolling interest in consolidated joint ventures	—	—	—	—	15	—	15

Balance at December 31, 2011	$50	$798,170	$115,000	$(5,848)	$4,245	$(235,126)	$676,491

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash flow from operating activities:
Net (loss) income	$(8,752)	$(11,675)	$4,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of properties	(1,954)	(557)	—
Depreciation and amortization	759	1,458	1,753
Impairment of real estate assets	6,265	4,013	2,541
Depreciation and amortization	61,126	42,578	39,984
Stock based compensation	2,585	3,735	3,113
Bad debt expense	980	1,290	2,302
Income taxes	(23)	—	—
Amortization of deferred market rent	(656)	(1,356)	(1,572)
Amortization of financing costs and discounts	2,422	757	445
Equity in losses of affiliates	(20)	124	95
Distributions from investments in affiliates	243	623	107
Contingent consideration related to acquisition of property	(1,437)	710	—
Impairment of real estate assets	2,461	2,386	—
Change in financing obligation	—	—	(378)
Gains on early retirement of debt	—	(164)	(6,167)
Changes in assets and liabilities:
Escrows and reserves	(7,636)	69	(1,454)
Accounts and other receivables	(4,646)	(1,844)	(1,937)
Accrued straight-line rents	(5,523)	(1,711)	(1,180)
Prepaid expenses and other assets	(283)	107	(658)
Tenant security deposits	135	382	28
Accounts payable and accrued expenses	4,175	3,372	3,139
Accrued interest	612	150	(334)
Rents received in advance	4,510	(172)	2,543
Deferred costs	(17,296)	(7,611)	(6,418)

Total adjustments	46,799	48,339	35,952

Net cash provided by operating activities	38,047	36,664	40,008

Cash flows from investing activities:
Purchase deposit on future acquisitions	—	(7,403)	(500)
Investment in note receivable	(29,850)	(24,750)	—
Proceeds from sale of real estate assets	26,883	11,414	—
Change in escrow and reserve accounts	(1,978)	—	—
Additions to rental property and associated intangible assets	(35,622)	(18,917)	(21,928)
Additions to construction in progress	(16,164)	(5,793)	(1,200)
Acquisition of land parcel	(7,500)	(3,200)	—
Acquisition of rental property and associated intangible assets	(70,523)	(279,248)	(39,310)
Investment in unconsolidated joint ventures	(48,857)	(21,015)	—
Deconsolidation of joint venture	—	(896)	—

Net cash used in investing activities	(183,611)	(349,808)	(62,938)

Cash flows from financing activities:
Financing costs	(4,804)	(1,745)	(3,234)
Issuance of debt	506,000	361,998	109,500
Issuance of common shares, net	3,585	264,573	29,522
Issuance of preferred shares, net	110,997	—	—
Contributions from joint venture partners	1,153	—	—
Repayments of debt	(438,893)	(258,331)	(92,640)
Dividends to common shareholders	(40,022)	(28,797)	(26,529)
Dividends to preferred shareholders	(7,353)	—	—
Distributions to noncontrolling interests	(1,726)	(631)	(718)
Redemption of partnership units	—	(5)	(3)
Stock option exercises	96	42	—

Net cash provided by financing activities	129,033	337,104	15,898

Net increase (decrease) in cash and cash equivalents	(16,531)	23,960	(7,032)

Cash and cash equivalents, beginning of year	33,280	9,320	16,352

Cash and cash equivalents, end of year	$16,749	$33,280	$9,320

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2011, 2010 and 2009

Supplemental disclosure of cash flow information (amounts in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash paid for interest, net	$38,443	$32,769	$32,638
Cash paid for income based franchise taxes	352	—	—
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	153,527	14,699	—
Contingent consideration recorded in connection with acquisition of real estate	9,356	—	—
Conversion of Operating Partnership units into common shares	19	55	483
Issuance of Operating Partnership units in connection with acquisitions of real estate	28,845	3,519	—

Cash paid for interest on indebtedness is net of capitalized interest of $1.9 million, $0.8 million and $0.4 million in 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, 1,300, 4,519 and 40,000 Operating Partnership units, respectively, were redeemed for an equivalent number of the Company’s common shares.

During 2011, the Company acquired seven consolidated properties and a land parcel at an aggregate purchase price of $276.6 million, including the assumption of mortgage debt with an aggregate fair value of $153.5 million. During 2011, the Company issued 1,963,388 Operating Partnership units valued at $28.8 million in connection with the acquisition of 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy a portion of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At December 31, 2011, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units dependent upon the leasing of any of the vacant space.

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

On June 7, 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes.

On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. Amounts shown on the statements of cash flows represent cash held by RiversPark I, which was included in the Company’s consolidated balance sheets at December 31, 2009, and subsequently removed on its date of deconsolidation. For more information, see footnote 6, Investment in Affiliates.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and industrial properties in the greater Washington, D.C. region. The Company separates its properties into four distinct segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.

References in these consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of December 31, 2011, owned a 94.5% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.

At December 31, 2011, the Company wholly-owned or had a controlling interest in properties totaling 13.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 1.0 million square feet through six unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 81.8% occupied by 608 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 84.0% occupied at December 31, 2011. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.6 million square feet at December 31, 2011. The Company derives substantially all of its revenue from leases of space within its properties. As of December 31, 2011, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent. The U.S. Government also accounted for approximately 34% of the Company’s outstanding accounts receivables at December 31, 2011. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2011, the Company had consolidated total revenues of $172.3 million and consolidated total assets of $1.7 billion. Financial information related to the Company’s four reporting segments is set forth in footnote 18, Segment Information, to the Company’s consolidated financial statements.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership and the subsidiaries in which the Company or Operating Partnership has a controlling interest, which includes First Potomac Management LLC, a wholly-owned subsidiary that manages the majority of the Company’s properties. All intercompany balances and transactions have been eliminated in consolidation.

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

Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in “Tenant reimbursement and other revenues” in its consolidated statements of operations of $0.8 million, $1.0 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

(e) Escrows and Reserves

Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, capital items and tenant security deposits.

(f) Deferred Costs

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. Leasing costs related to the execution of tenant leases are deferred and amortized ratably over the term of the related leases. Accumulated amortization of these combined costs was $17.0 million and $16.1 million at December 31, 2011 and 2010, respectively.

The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2011 (amounts in thousands):

	September 30,	September 30,
	Deferred Financing	Leasing(1)
2012	$2,632	$4,627
2013	2,148	3,975
2014	750	3,094
2015	569	2,586
2016	368	2,148
Thereafter	413	6,791

	$6,880	$23,221

(1)

Excludes the amortization of $4.6 million of leasing costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the period over which the leasing costs will be amortized has yet to be determined.

(g)	Rental Property

Rental property is initially recorded at fair value if acquired in a business combination or carried at initial cost when constructed or acquired in an asset purchase, less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at fair value when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets, by class, are as follows:

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

The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, the Company’s Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies will exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will cease depreciation of the asset. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition.

The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during 2011, 2010 and 2009. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

(i) Investment in Affiliates

The Company may continue to grow its portfolio by entering into ownership arrangements with third parties for which it does not have a controlling interest. The structure of the arrangement may affect the Company’s accounting treatment as the entities may qualify as variable interest entities (“VIE”) based on disproportionate voting to equity interests, or other factors. In determining whether to consolidate an entity, the Company assesses the structure and intent of the entity relationship as well its power to direct major decisions regarding the entity’s operations. When the Company’s investment in an entity meets the requirements for the equity method of accounting, it will record its initial investment in its consolidated balance sheets as “Investment in affiliates.” The initial investment in the entity is adjusted to recognize the Company’s share of earnings, losses, distributions received or additional contributions from the entity. Basis differences, if any, are recognized over the life of the venture as an adjustment to “Equity in (earnings) losses of affiliates” in the Company’s consolidated statements of operations. The Company’s respective share of all earnings or losses from the entity will be recorded in its consolidated statements of operations as “Equity in earnings or losses of affiliates.”

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

(j) Sales of Real Estate

The Company accounts for sales of real estate in accordance with the requirements for full profit recognition, which occurs when the sale is consummated, the buyer has made adequate initial and continuing investments in the property, the Company’s receivable is not subject to future subordination, and the Company does not have substantial continuing involvement with the property, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the sale is consummated. For sales transactions that do not meet the criteria for full profit recognition, the Company accounts for the transactions as partial sales or financing arrangements required by GAAP. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which the Company has or receives an interest are accounted for as partial sales.

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

In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of intangible assets on the consolidated balance sheets. In 2011, the Company recognized additional goodwill of $4.8 million representing the residual difference between the consideration transferred for the purchase of 840 First Street, NE, which was acquired in March 2011, and the acquisition date fair value of the identifiable assets acquired and liabilities assumed and deferred taxes representing the difference between the fair value of acquired assets at acquisition and the carryover basis used for income tax purposes. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner.

The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with GAAP. In 2011, new accounting guidance was issued, which the Company early adopted, that permits the Company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test for that reporting unit. The Company assesses the impairment of its goodwill based on such qualitative factors as general economic conditions, industry and market conditions, market competiveness, overall financial performance (such as negative cash flows) and other entity specific events. As of December 31, 2011, the Company concluded that it was more likely than not that the fair value of its goodwill did not exceed its carrying value, and as a result, the Company determined that it was unnecessary to perform any additional testing for goodwill impairment. See footnote 2(q), Application of New Accounting Standards, for further information. No goodwill impairment losses were recognized during the years ended December 31, 2011, 2010 and 2009.

(l)	Derivatives and Hedging

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

(m) Income Taxes

The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company has certain subsidiaries, including a taxable REIT subsidiary (“TRS”) and an entity that has elected be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. A designated REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. The Company’s TRS was inactive in 2011, 2010 and 2009. The Company’s subsidiaries acquired properties located in Washington, D.C. during 2011 and 2010, which are subject to local franchise taxes. See footnote 9, Income Taxes for further information.

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases and for operating losses, capital losses and tax credit carryovers based on tax rates to be effective when amounts are realized or settled. The Company will recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on available evidence, including future reversals of existing temporary differences, future projected taxable income and tax planning strategies. The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2011, 2010 and 2009, the Company did not record any uncertain tax positions.

(n) Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

(o) Notes Receivable

The Company provides loans to the owners of real estate properties, which can be collateralized by interest in the real estate property. The Company records these investments as “Notes receivable, net” in its consolidated balance sheets. The investments are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. The Company records interest earned from notes receivable and amortization of any discount or issuance costs within “Interest and other income” in its consolidated statements of operations.

The Company will establish a provision for anticipated credit losses associated with its notes receivable and debt investments when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during 2011 and 2010 and made no loans prior to 2010.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of classifying certain operating results as discontinued operations.

(q) Application of New Accounting Standards

In January 2010, new accounting requirements became effective regarding fair-value measurements. Companies are required to make additional disclosures about recurring or nonrecurring fair value measurements and separately disclose any significant transfers into and out of measurements in the fair-value hierarchy. These new requirements also involve disclosing fair value measurements by “class” instead of “major category” and disclosing the valuation technique and the inputs used in determining the fair value for each class of assets and liabilities. Disclosure requirements regarding Level 1 and Level 2 fair-value measurements were effective for fiscal years beginning after December 15, 2009, and new disclosure requirements for Level 3 fair-value measurements were effective for fiscal years beginning after December 15, 2010. The Company adopted the Level 1 and Level 2 accounting requirements on January 1, 2010 and adopted Level 3 accounting requirements on January 1, 2011. See footnote 13, Fair Value Measurements for further information. The adoption of these accounting requirements did not have a material impact on the Company’s consolidated financial statements.

In July 2010, new accounting guidance regarding specific disclosures was issued that is required for the allowance for credit losses and all finance receivables. Finance receivables include loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the consolidated financial statements to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The required disclosures under this amendment as of the end of a reporting period were effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period were effective for the Company’s March 31, 2011 interim reporting period. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In September 2011, new accounting guidance was issued regarding the testing of potential goodwill impairment, which requires goodwill be tested annually for impairment and permits a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The required disclosure was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The Company early adopted the new requirements for the year ended December 31, 2011. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2011, new accounting guidance was issued that allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the consolidated financial statements. In the fourth quarter of 2011, the requirements to present reclassifications from other other comprehensive income to net income were indefinitely deferred. The requirements to present other comprehensive income in one of the options mentioned above were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the new requirements on January 1, 2012. The Company’s adoption of this update will change the order in which certain consolidated financial statements are presented and will provide additional detail on those consolidated financial statements when applicable, but will not have any other impact on its consolidated financial statements.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	September 30,	September 30,	September 30,
	2011	2010	2009
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(4,459)	$(9,375)	$5,162
Loss from discontinued operations	(4,293)	(2,300)	(1,106)

Net (loss) income	(8,752)	(11,675)	4,056
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	541	188	(146)
Less: Net loss from discontinued operations attributable to noncontrolling interests	147	44	22

Net (loss) income attributable to First Potomac Realty Trust	(8,064)	(11,443)	3,932
Less: Dividends on preferred shares	(8,467)	—	—

Net (loss) income attributable to common shareholders	(16,531)	(11,443)	3,932

Less: Allocation to participating securities	(591)	(596)	(516)

Net (loss) income attributable to common shareholders	$(17,122)	$(12,039)	$3,416

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding – basic	49,323	36,984	27,956
Effect of dilutive shares:
Employee stock options and non-vested shares	—	—	89

Weighted average shares outstanding – diluted	49,323	36,984	28,045

Basic and diluted earnings per share:
(Loss) income from continuing operations	$(0.27)	$(0.27)	$0.16
Loss from discontinued operations	(0.08)	(0.06)	(0.04)

Net (loss) income	$(0.35)	$(0.33)	$0.12

In accordance with accounting requirements regarding earnings per share, the Company did not include the following potential common shares in its calculation of diluted earnings per share as they are anti-dilutive (amounts in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Stock option awards	904	836	767
Non-vested share awards	401	323	228
Conversion of Exchangeable Senior Notes(1)	814	1,098	1,735
Series A Preferred Shares(2)	7,674	—	—

	9,793	2,257	2,730

(1)

On December 15, 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes. During 2011, 2010 and 2009, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 common shares.

(2)	The Company’s Series A Preferred Shares are only convertible into the Company’s common shares upon certain changes in control of the Company.

(4) Rental Property

Rental property represents property, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following at December 31 (amounts in thousands):

	September 30,	September 30,
	2011	2010
Land and land improvements	$384,409	$315,229
Buildings and improvements	1,052,341	933,546
Construction in process	70,362	41,697
Tenant improvements	116,148	88,521
Furniture, fixtures and equipment	5,400	9,894

	1,628,660	1,388,887
Less: accumulated depreciation	(188,999)	(170,990)

	$1,439,661	$1,217,897

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years or, in the case of tenant improvements, the shorter of the useful life of the asset or the term of the underlying lease. The tax basis of the Company’s real estate assets was $1,607 million and $1,422 million at December 31, 2011 and 2010, respectively.

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of December 31, 2011 (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities
Washington, D.C.	712	—	$—	135	$1,624
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	—	—
Southern Virginia	841	166	536	—	—

	2,371	166	$536	135	$1,624

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in the Company’s Washington, D.C. reporting segment. The Company intends to completely redevelop the property, including adding additional square footage. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. At December 31, 2011, the Company’s projected incremental investment in the redevelopment project is approximately $25 million.

At December 31, 2011, the Company had completed development and redevelopment activities that have yet to be placed in service on 280,000 square feet, at a cost of $18.6 million, in its Northern Virginia reporting segment. The majority of the costs on the construction projects to be placed in service relate to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment, which were substantially completed in the third quarter of 2011 at a cost of approximately $13.3 million. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

During 2011, the Company completed and placed in-service redevelopment efforts on 93,000 square feet of space, which includes 13,000 square feet in its Maryland reporting segment, 41,000 square feet in its Northern Virginia reporting segment and 39,000 square feet in its Southern Virginia reporting segment. No development efforts were placed in-service in 2011.

During 2010, the Company completed and placed in-service redevelopment efforts on 98,000 square feet of space, which includes 30,000 square feet in its Maryland reporting segment, 14,000 square feet in its Washington, D.C. reporting segment, 23,000 square feet in its Northern Virginia reporting segment and 31,000 square feet in its Southern Virginia reporting segment. No development efforts were placed in-service in 2010.

During 2011, the Company acquired 1005 First Street, NE, in its Washington, D.C. reporting segment. The site currently has a 30,000 square foot building that is occupied by Greyhound Lines, Inc., “Greyhound”, which leased back the site under a ten-year lease agreement with a termination option, at no penalty, after the second year. Greyhound has announced that it intends to relocate its operations to nearby Union Station, at which point the joint venture anticipates developing the 1.6 acre site, which can accommodate development of up to approximately 712,000 square feet of office space. See footnote 5, Acquisitions, for more information.

(5) Acquisitions

The Company acquired all or a controlling interest in the following properties, which are included in its consolidated financial statements from the date of acquisition, in 2011 and 2010 (dollars in thousands)

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,		Septe 30,
	Reporting Segment	Acquisition Date	Property Type	Square Feet	Aggregate Purchase Price		Mortgage Debt Assumed(1)
2011:
440 First Street, NW(fee interest)(2)	Washington, D.C.	1/11/2011	Office	—	$8,000		$—
Cedar Hill / Merrill Lynch Building(3)	Northern Virginia / Maryland(3)	2/22/2011	Office	240,309	33,795		29,982
840 First Street, NE	Washington, D.C.	3/25/2011	Office	248,576	97,738		56,482
One Fair Oaks	Northern Virginia	4/8/2011	Office	214,214	58,036		52,909
Greenbrier Towers	Southern Virginia	7/19/2011	Office	171,902	16,641		—
1005 First Street, NE(4)	Washington, D.C.	8/4/2011	Office	30,414	45,240	(5)	—
Hillside Center	Maryland	11/18/2011	Office	86,189	17,124		14,154

				991,604	$276,574		$153,527

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,		Septe 30,
	Reporting Segment	Acquisition Date	Property Type	Square Feet	Aggregate Purchase Price		Mortgage Debt Assumed(1)
2010:
Three Flint Hill	Northern Virginia	4/28/2010	Office	173,762	$13,653		$—
500 First Street, NW	Washington, D.C.	6/30/2010	Office	129,035	67,838		—
Battlefield Corporate Center	Southern Virginia	10/28/2010	Office	96,720	8,310	(7)	—
Redland Corporate Center(6)	Maryland	11/10/2010	Office	347,462	86,358		—
Atlantic Corporate Park	Northern Virginia	11/19/2010	Office	220,610	22,550		—
1211 Connecticut Ave, NW	Washington, D.C.	12/9/2010	Office	125,119	49,500		—
440 First Street, NW(2)	Washington, D.C.	12/28/2010	Office	105,000	15,311		—
Mercedes Center	Maryland	12/29/2010	Industrial	295,673	22,641		14,699

				1,493,381	$286,161		$14,699

(1)	Reflects the fair value of the mortgage debt at the time of acquisition.

(2)

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in Washington, D.C., for $15.3 million. On January 11, 2011, the Company purchased the fee interest in the property’s ground lease for $8.0 million. In 2011, the Company purchased 30,000 square feet of transferable development rights.

(3)	Cedar Hill and the Merrill Lynch Building were acquired in a portfolio acquisition.

(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% economic and controlling interest.

(5)	Includes a deferred purchase price liability of $8.4 million, which is payable to the seller of the property in 2013.

(6)	The property was acquired through a consolidated joint venture in which the Company has a 97% economic and controlling interest.

(7)	The Company obtained a new $4.3 million mortgage loan to partially fund the acquisition of the property.

The Company incurred $5.0 million and $7.2 million of acquisition-related due diligence and closing costs during 2011 and 2010, respectively. In 2011, the Company incurred $1.8 million and $1.7 million of acquisition cost in the acquisition of 840 First Street, NE and 1005 First Street, NE, respectively. The acquisition costs associated with the remaining 2011 acquisitions listed above were immaterial. In 2010, the Company incurred $1.5 million in acquisition costs related to both 500 First Street, NW and Redland Corporate Center, $0.8 million for 1211 Connecticut Ave, NW and $0.7 million for 440 First Street, NW. The acquisition costs associated with the remaining 2010 acquisitions listed above were immaterial.

On August 4, 2011, the Company formed a joint venture, which it has a 97% interest, with an affiliate of Perseus Realty, LLC to acquire 1005 First Street, NE in Washington, D.C. for $46.8 million, of which, $38.4 million was paid at closing and the remaining $8.4 million will be paid in August 2013. The Company recorded the $8.4 million deferred purchase price obligation at its fair value at the time of acquisition within “Accounts payable and other liabilities” in its consolidated balance sheets. The Company determined the fair value of the deferred purchase price by calculating the present value of the obligation that is due in 2013 using a discount rate for comparable transactions. The site is currently occupied by Greyhound Lines, Inc., “Greyhound”, which leased back the site under a ten-year lease agreement with a termination option, at no penalty, after the second year. Greyhound has announced that it intends to relocate its operations to nearby Union Station, at which point the joint venture anticipates developing the 1.6 acre site, which can accommodate development of up to approximately 712,000 square feet of office space. The development of the site will be managed by an affiliate of Perseus Realty, LLC. The property is located in a former industrial area of Washington, D.C. where contaminated soil and/or groundwater are commonly encountered due to past usage. The Company solicited a third party to quantify the remediation needed at the property to remove any contaminates. The third party determined the approximate cost of the site remediation to be $2.4 million, which the Company recorded as an addition to “Accounts payable and other liabilities” on its consolidated balance sheets. At acquisition, the fair value of the noncontrolling interest in the Greyhound property was approximately $1.2 million, which equates to the Company’s joint venture partner’s proportionate share of the purchase price.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition, which reflects the Company’s estimate of the fair value of the obligation that will be payable to the seller under the terms of the acquisition agreement. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. At December 31, 2011, the remaining contingent consideration obligation was $0.7 million. For information on the assumptions used by the Company in determining fair value, see footnote 13, Fair Value Measurements. Also, upon completion of the final tax return by the prior ownership entity during the third quarter of 2011, the Company recognized a deferred tax liability associated with the carryover basis of the property. As a result, the Company recognized goodwill of approximately $4.8 million on its consolidated balance sheets representing the residual difference between the consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including deferred taxes representing the difference between the fair value at acquisition and the carryover basis used for income tax purposes.

The fair values of the assets and liabilities acquired in 2011 and 2010 are as follows (amounts in thousands):

	September 30,	September 30,
	2011	2010
Land	$87,679	$87,786
Acquired tenant improvements	10,240	9,858
Building and improvements	146,358	151,190
Construction in progress	—	15,311
In-place leases	28,967	15,736
Acquired leasing commissions	2,766	4,386
Customer relationships	242	651
Marketing and legal intangible	207	—
Above-market leases acquired	2,772	712
Goodwill	4,830	—

Total assets acquired	284,061	285,630
Below-market leases assumed	(307)	(1,855)
Debt assumed	(153,527)	(14,699)
Deferred tax liability	(4,830)	—
Environmental remediation obligation	(2,350)	—
Deferred purchase price obligation	(6,840)	—
Acquisition related contingent consideration	(9,356)	—

Net assets acquired	$106,851	$269,076

The fair values for the assets and liabilities acquired in 2011 are preliminary as the Company continues to finalize their acquisition date fair value determination.

At December 31, 2011, the weighted average amortization period of the Company’s consolidated intangible assets acquired in 2011 was 7.4 years compared with 6.7 years in 2010. At December 31, 2011, the intangible assets acquired in 2011 were comprised of the following categories with their respective weighted average amortization periods: acquired tenant improvements 7.4 years; in-place leases 7.8 years; acquired leasing commissions 6.4 years; customer relationships 5.0 years; marketing and legal expenses 3.3 years; above-market leases 4.0 years; and below-market leases 6.4 years.

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information set forth below presents results as of December 31 as if all of the Company’s 2011 acquisitions, and related financings, had occurred on January 1, 2010. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts):

	September 30,	September 30,
	2011	2010
Pro forma total revenues	$182,336	$185,629
Pro forma net loss(1)	$(4,725)	$(8,166)
Pro forma net loss per share – basic and diluted(1)	$(0.27)	$(0.17)

(1)	Acquisition costs of $5.0 million, which were incurred in 2011, were removed from the 2011 operating results and included in the 2010 operating results.

The Company’s 2011 acquisitions contributed total revenues of $21.4 million and a net loss of $3.7 million, which was primarily due to the amortization of certain intangible assets with brief useful lives at 840 First Street, NE, to its consolidated statements of operations for 2011.

(6) Investment in Affiliates

The Company owns an interest in several properties for which it does not control the activities that are significant to the operations of the properties. As a result, the assets, liabilities and operating results of these noncontrolled properties are not consolidated within the Company’s consolidated financial statements. The Company’s investment in these properties is recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investment in affiliates consisted of the following at December 31 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		2011
	Reporting Segment	Ownership Interest	Company Investment	Debt	Recourse Debt
1200 17th Street, NW	Washington, D.C.	95%	$20,426	$20,000	$—
Metro Place III & IV	Northern Virginia	51%	27,856	50,954	—
1750 H Street, NW	Washington, D.C.	50%	16,749	30,382	—
Aviation Business Park	Maryland	50%	4,699	—	—
RiversPark I and II	Maryland	25%	2,788	28,000	7,000

			$72,518	$129,336	$7,000

	September 30,	September 30,	September 30,	September 30,	September 30,
		2010
		Ownership Interest	Company Investment	Debt	Recourse Debt
1750 H Street, NW	Washington, D.C.	50%	$16,830	$31,287	$—
Aviation Business Park	Maryland	50%	4,190	—	—
RiversPark I and II	Maryland	25%	2,701	28,000	7,000

			$23,721	$59,287	$7,000

On November 18, 2011, the Company acquired a 51% interest in an unconsolidated joint venture that owns Metro Place III and IV in Fairfax, Virginia for $53.6 million. The acquisition was funded, in part, through the assumption of a $51.0 million mortgage loan, of which $26.0 million was allocable to the Company’s interest in the joint venture, but not recourse to the Company. The balance of the Company’s portion of the purchase price was funded using a draw on its unsecured revolving credit facility and available cash.

On October 12, 2011, an unconsolidated joint venture between the Company and the Akridge Company, in which the Company has a 95% economic interest, acquired 1200 17th Street, NW in Washington, D.C. for a contractual purchase price of $39.6 million. The acquisition was funded, in part, by a new $20 million mortgage loan. The property currently consists of a land parcel that contains an 85,000 square foot office building. The joint venture intends to demolish the existing building and develop a new 170,000 square foot office building. Construction is currently expected to commence in 2012 and is expected to be completed in late 2014. The Company funded its share of the remaining purchase price through a draw on its unsecured revolving credit facility and available cash.

On October 28, 2010, the Company formed a joint venture with AEW Capital Management, L.P. that acquired 1750 H Street, NW, in Washington, D.C. for $65.0 million. The acquisition was funded, in part, through the joint venture’s assumption of a $31.4 million mortgage loan. The Company funded the balance of its portion of the purchase price using a draw on its unsecured revolving credit facility and available cash.

During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by Aviation Business Park for $8.0 million. On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P., which it has a 50% interest, and took title to the property through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. The joint venture recognized the acquisition date fair value of $126 thousand in contingent consideration related to the expected payments due to meeting certain leasing hurdles under the terms of a fee agreement with the former owner. As of December 31, 2011, the Company remains liable, in the event of default by the joint venture, for contingent consideration of $63 thousand, or 50% of the total, which reflects its ownership percentage.

The net assets of the Company’s unconsolidated joint ventures consisted of the following at December 31(amounts in thousands):

	September 30,	September 30,
	2011	2010
Assets:
Rental property, net	$242,767	$104,559
Cash and cash equivalents	4,009	1,706
Other assets	22,734	11,442

Total assets	269,510	117,707

Liabilities:
Mortgage loans(1)	132,370	59,914
Other liabilities	7,207	4,316

Total liabilities	139,577	64,230

Net assets	$129,933	$53,477

(1)	Includes mortgage debt fair value adjustments.

The following table summarizes the results of operations of the Company’s unconsolidated joint ventures. The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in (earnings) losses of affiliates” (amounts in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011	Year Ended December 31, 2010	The period from March 17, 2009 through December 31, 2009
Total revenues	$13,389	$5,923	$2,121
Total operating expenses	(4,330)	(1,547)	(458)

Net operating income	9,059	4,376	1,663
Depreciation and amortization	(5,725)	(2,695)	(1,087)
Interest expense, net	(3,450)	(2,160)	(955)
Benefit (provision) for income taxes	176	(24)	—

Net income (loss)	$60	$(503)	$(379)

The Company earns various fees from several of its joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of its non-ownership interest in its unconsolidated joint ventures. The Company recognized $0.6 million, $0.2 million and $0.3 million in fees from joint ventures in 2011, 2010 and 2009, respectively.

(7) Notes Receivable

Below is a summary of the Company’s notes receivable at of December 31, 2011 and 2010 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Balance at December 31, 2011
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(211)	$24,789	12.5%	950 F Street, NW
April 2011	30,000	(128)	29,872	9.0%	America’s Square

	$55,000	$(339)	$54,661

	September 30,	September 30,	September 30,	September 30,	September 30,
	Balance at December 31, 2010
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(250)	$24,750	12.5%	950 F Street, NW

In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square-foot office complex in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 9.0%, matures on May 1, 2016 and is repayable in full on or after October 16, 2012, subject to yield maintenance. The loan requires interest-only payments through May 2013, at which time the loan requires principal and interest payments through its maturity date. The interest rate on the loan is constant throughout the life of the loan. The transaction was funded by a draw on the Company’s unsecured revolving credit facility. The Company recorded interest income of $2.0 million during 2011 and payments under the loan were current at December 31, 2011.

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot, office/retail building in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 12.5%, matures on April 1, 2017 and is repayable in full on or after December 21, 2013. The loan is an interest-only loan with a constant interest rate over the life of the loan. The transaction was funded by a draw on the Company’s unsecured revolving credit facility. The Company recorded interest income of $3.2 million and $0.1 million during 2011 and 2010, respectively, and payments under the loan were current at December 31, 2011.

The notes require monthly payments of interest to the Company. During 2011, the Company recorded income from the amortization of origination costs of $0.1 million within “Interest and other income” on its consolidated statements of operations. Income from the amortization of origination costs in 2010 was insignificant and did not exist in 2009.

(8) Intangible Assets

Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
In-place leases	$56,422	$(15,543)	$40,879	$53,974	$(29,548)	$24,426
Customer relationships	1,001	(275)	726	884	(248)	636
Leasing commissions	9,500	(2,390)	7,110	7,906	(2,039)	5,867
Marketing and leasing	205	(33)	172	—	—	—
Deferred market rent assets	4,572	(1,368)	3,204	2,525	(1,003)	1,522
Goodwill	6,930	—	6,930	2,100	—	2,100

	$78,630	$(19,609)	$59,021	$67,389	$(32,838)	$34,551

Deferred market rent liability	$9,757	$(4,942)	$4,815	$11,822	$(5,790)	$6,032

The Company recognized $13.6 million, $5.5 million and $5.2 million of amortization expense on intangible assets for the years ended December 31, 2011, 2010 and 2009, respectively. The Company also recognized $0.4 million, $1.4 million and $1.6 million of rental revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the years ended December 31, 2011, 2010 and 2009, respectively. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of intangible assets, were $0.6 million, $0.2 million and $0.2 million during 2011, 2010 and 2009, respectively.

Projected amortization of intangible assets, including deferred market rent assets and liabilities, as of December 31, 2011, for each of the five succeeding fiscal years is as follows (amounts in thousands):

September 30,
2012	$10,132
2013	8,621
2014	7,245
2015	6,309
2016	4,973
Thereafter	9,996

$47,276

(9) Income Taxes

During the fourth quarter of 2010, the Company acquired two properties in Washington, D.C. that was subject to local income-based franchise taxes that are levied by the city of Washington, D.C. at an effective rate of 9.975%. In 2011, the Company acquired two additional properties in Washington, D.C. that are subject to the franchise tax. During 2011, the Company recognized a benefit for income taxes of $0.6 million compared with the recognition of a provision for income taxes of $31 thousand during 2010. Since the Company did not own any properties in Washington, D.C. prior to 2010, it was not subject to any franchise taxes in 2009. The Company also has interests in two unconsolidated joint ventures that own real estate in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to these unconsolidated joint ventures is reflected within “Equity in (earnings) losses of affiliates” in the Company’s consolidated statements of operations.

The Company recognizes deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company expects to realize its deferred tax assets over the holding period of the associated properties. The Company’s deferred tax assets and liabilities are primarily associated with differences in the GAAP and tax basis of recently acquired real estate assets, particularly acquisition costs, but also including intangible assets and deferred market rent assets and liabilities, that are associated with properties located in Washington, D.C. and recorded in its consolidated balance sheets.

The Company has not recorded a valuation allowance against its deferred tax assets as it determined that is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has not recognized any deferred tax assets or liabilities as a result of uncertain tax positions and has no material net operating loss, capital loss or alternative minimum tax carryovers. There was no benefit or provision for income taxes associated with the Company’s discontinued operations for any period presented. At December 31, 2011 and 2010, the Company had deferred tax assets totaling $1.4 million and $0.9 million, respectively, and deferred tax liabilities totaling $5.0 million and $0.7 million, respectively. During 2011 and 2010, the Company recorded its deferred tax assets within “Prepaid expenses and other assets” and recorded its deferred tax liabilities within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.

As the Company believes it both qualifies as a REIT and will not be subject to federal income tax, a reconciliation between the income tax provision calculated at the statutory federal income tax rate and the actual income tax provision has not been provided.

(10) Discontinued Operations

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,
	Reporting Segment	Disposition Date	Property Type	Square Feet	Sale Proceeds		Gain(2)
Airpark Place Business Center(1)	Maryland	March 2012	Business Park	82,429	$	N/A	$—
Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488		11,251	1,954
Gateway West	Maryland	5/27/2011	Office	111,481		4,809	—
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208		10,824	—
7561 Lindbergh Drive	Maryland	6/16/2010	Industrial	36,000		3,911	557
Deer Park	Maryland	4/23/2010	Business Park	171,125		7,511	—

(1)	The property is expected to be sold in March 2012 and was classified as held-for-sale at December 31, 2011. See below for more information.

(2)	Impairment losses were recorded for Gateway West, Old Courthouse Square and Deer Park prior to their respective dispositions, therefore no gain or additional loss was recognized upon disposal.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during 2011, 2010 and 2009.

During the fourth quarter of 2011, the Company entered into a contract, which became binding in January 2012, to sell Airpark Place Business Center, a three-building, 82,400 square foot business park in Gaithersburg, Maryland. The property is scheduled to be sold in March 2012 for net proceeds of $5.3 million. During 2011, the Company recorded impairment charges totaling $3.6 million based on the difference between the contractual sales price less anticipated selling costs and the carrying value of the property. As of December 31, 2011, the Airpark Place Business Center property met the Company’s held for sale criteria and, therefore, the property’s assets were classified within “Assets held for sale” and the property’s related liabilities, which were immaterial, were classified within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.

The following table summarizes the components of net loss from discontinued operations for the years ended December 31 (amounts in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues	$1,761	$4,820	$6,326
Property operating expenses	(938)	(2,181)	(3,114)
Depreciation and amortization	(759)	(1,458)	(1,754)
Interest expense, net of interest income	(46)	(25)	(23)
Impairment of real estate assets	(6,265)	(4,013)	(2,541)

Loss from operations of disposed properties	(6,247)	(2,857)	(1,106)
Gain on sale of real estate properties	1,954	557	—

Net loss from discontinued operations	$(4,293)	$(2,300)	$(1,106)

(11) Debt

The Company’s borrowings consisted of the following at December 31 (dollars in thousands):

	September 30,	September 30,
	2011	2010
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through June 2021	$432,023	$319,096
Exchangeable senior notes, net of discounts, effective interest rate of 5.84%, matured December 2011(1)	—	29,936
Series A senior notes, effective interest rate of 6.41%, maturing June 2013	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 3.50%, maturing January 2014(2)(3)	30,000	40,000
Secured term loan, effective interest rate of LIBOR plus 2.50%, matured August 2011(3)(4)	—	20,000
Secured term loan, effective interest rate of LIBOR plus 3.50%, matured August 2011(3)(5)	—	50,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.15% to LIBOR plus 2.30%, with staggered maturity dates ranging from July 2016 to July 2018(3)(5)	225,000	—
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.50%, maturing January 2015(3)(5)(6)	183,000	191,000

	$945,023	$725,032

(1)

On December 15, 2011, the Company repaid the outstanding balance of its Exchangeable Senior Notes with borrowings under its unsecured revolving credit facility. The principal balance of the Exchangeable Senior Notes was $30.4 million at December 31, 2010.

(2)	In January 2012, the loan’s applicable interest rate increased to LIBOR plus 4.50% and the Company’s repaid $10.0 million of the loan’s outstanding balance.

(3)	At December 31, 2011, LIBOR was 0.30%.

(4)	On August 11, 2011, the Company repaid its $20.0 million secured term loan with borrowings under its unsecured revolving credit facility.

(5)

On July 18, 2011, the Company repaid its $50.0 million secured term loan and paid down $117.0 million of the outstanding balance on its unsecured revolving credit facility with proceeds from the issuance of a three-tranche $175.0 million unsecured term loan, which was subsequently increased to $225.0 million in December 2011 and further expanded to $300.0 million in February 2012.

(6)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at December 31, 2011 and 2010 (dollars in thousands):

	September 30,	September 30,		September 30,	September 30,	September 30,
Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	December 31, 2011	December 31, 2010
Indian Creek Court(1)	7.80%	5.90%		—	$—	$11,982
403/405 Glenn Drive(2)	7.60%	5.50%		—	—	7,960
4612 Navistar Drive(2)	7.48%	5.20%		—	—	12,189
Aquia Commerce Center I(3)	7.28%	7.28%		—	—	353
Campus at Metro Park North(4)	7.11%	5.25%		February 2012	21,692	22,556
One Fair Oaks	6.31%	6.72%		June 2012	52,604	—
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	9,099	9,484
Crossways Commerce Center	6.70%	6.70%		October 2012	23,720	24,179
Newington Business Park Center	6.70%	6.70%		October 2012	14,963	15,252
Prosperity Business Center	6.25%	5.75%		January 2013	3,381	3,502
Cedar Hill	6.00%	6.58%		February 2013	15,838	—
Merrill Lynch Building	6.00%	7.29%		February 2013	13,571	—
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	7,943	8,225
Linden Business Center	6.01%	5.58%		October 2013	6,918	7,080
840 First Street, NE	5.18%	6.05%		October 2013	55,745	—
Owings Mills Business Center	5.85%	5.75%		March 2014	5,338	5,448
Annapolis Business Center	5.74%	6.25%		June 2014	8,360	8,491
Cloverleaf Center	6.75%	6.75%		October 2014	16,908	17,204
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and 15395 John Marshall Highway	5.19%	5.19%		August 2015	97,681	99,151
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	520	642
Building C	7.88%	6.63%		December 2017	920	1,041
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,369	1,681
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,235	2,398
Mercedes Center– Note 1	4.67%	6.04%		January 2016	4,713	4,761
Mercedes Center – Note 2	6.57%	6.30%		January 2016	9,722	9,938
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	1,016	1,189
Hillside Center	5.75%	4.62%		December 2016	14,122	—
500 First Street, NW	5.72%	5.79%		July 2020	38,277	38,793
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,149	4,289
Airpark Business Center	7.45%	6.63%		June 2021	1,219	1,308

		5.93	%(5)		432,023	319,096
Unamortized fair value adjustments					(1,147)	(1,578)

					$430,876	$317,518

(1)	The loan was repaid in January 2011 with available cash.

(2)	The loan was repaid in July 2011 with borrowings on the Company’s unsecured revolving credit facility.

(3)	The loan was repaid in April 2011 with available cash.

(4)	The loan was repaid in February 2012 with borrowings on the Company’s unsecured revolving credit facility.

(5)	Weighted average interest rate on total mortgage debt.

The Company’s mortgage debt is recourse solely to specific assets. The Company had 32 and 30 consolidated properties that secured mortgage debt at December 31, 2011 and 2010, respectively.

The Company has obtained or assumed the following mortgages since January 1, 2010 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
Month	Year	Property	Effective Interest Rate	Amount
November	2011	Hillside Center	4.62%	$14,154
April	2011	One Fair Oaks	6.72%	52,909
March	2011	840 First Street, NE	6.05%	56,482
February	2011	Cedar Hill	6.58%	16,187
February	2011	Merrill Lynch Building	7.29%	13,796
December	2010	Mercedes Center – Note 1	6.04%	4,761
December	2010	Mercedes Center – Note 2	6.30%	9,938
October	2010	Battlefield Corporate Center	4.40%	4,300
June	2010	500 First Street, NW	5.79%	39,000

The Company has repaid the following mortgages since January 1, 2010 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
Month	Year	Property	Effective Interest Rate	Amount
February	2012	Campus at Metro Park North	5.25%	$21,618
July	2011	4612 Navistar Drive	5.20%	11,941
July	2011	403/405 Glenn Drive	5.50%	7,807
April	2011	Aquia Commerce Center I	7.28%	318
January	2011	Indian Creek Court	5.90%	11,982
December	2010	Enterprise Center	5.20%	16,712
November	2010	Park Central II	5.66%	5,305
June	2010	4212 Tech Court	8.53%	1,654

(b) Exchangeable Senior Notes

In December 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes with borrowings under its unsecured revolving credit facility. The Exchangeable Senior Notes were issued in December 2006, with an original face value of $125.0 million, for net proceeds of $122.2 million. The Exchangeable Senior Notes were exchangeable into the Company’s common shares, which was adjusted for, among other things, the payment of dividends to the Company’s common shareholders. During 2011, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 shares for a total of approximately 0.9 million shares, which was equivalent to an exchange rate of $35.66 per Company common share.

At the time of issuance of the Exchangeable Senior Notes, the Company used $7.6 million of the proceeds to purchase a capped call option that was designed to reduce the potential dilution of common shares upon the exchange of the notes and protect the Company against any dilutive effects of the conversion feature if the market price of the Company’s common shares is between $36.12 and $42.14 per share. The capped call option associated with the Exchangeable Senior Notes was effectively terminated on the notes’ retirement date.

The balance of the Company’s Exchangeable Senior Notes was as follows at December 31, 2010 (in thousands):

September 30,
Principal amount	$30,450
Unamortized discount	(514)

$29,936

Equity component	$8,696

The allocation of the equity component related to the issuance of the Exchangeable Senior Notes resulted in an effective interest rate of 5.84% on the notes. Total interest expense related to the Company’s Exchangeable Senior Notes is as follows for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Contractual cash interest	$1,167	$1,609	$2,484
Amortization of the discount on the liability component	388	540	866
Amortization of the issuance discount	126	175	280

(c) Senior Notes

On June 22, 2006, the Operating Partnership completed a private placement of unsecured Senior Notes totaling $75.0 million. The transaction was comprised of $37.5 million in 7-year Series A Senior Notes, maturing on June 15, 2013 and bearing a fixed interest rate of 6.41%, and $37.5 million in 10-year Series B Senior Notes, maturing on June 15, 2016 and bearing a fixed interest rate of 6.55% (collectively, the “Senior Notes”). Interest is payable for the Senior Notes on June 15 and December 15 of each year beginning December 15, 2006. The Senior Notes are equal in right of payment with all the Operating Partnership’s other senior unsubordinated indebtedness. As of December 31, 2011, the weighted average interest rate on the Senior Notes was 6.48%. As of December 31, 2011, the Company was in compliance with all of the financial covenants of the Senior Notes. See “(f) Financial Covenants” below for additional information regarding the financial covenants under the Senior Notes.

(d) Term Loans

Unsecured Term Loan

On July 18, 2011, the Company entered into a three-tranche $175.0 million unsecured term loan and used the proceeds to repay a $50.0 million secured term loan, to pay down $117.0 million of the outstanding balance under its unsecured revolving credit facility and for other general corporate purposes. The unsecured term loan’s three tranches have maturity dates staggered in one-year intervals. On December 29, 2011, the Company increased its three-tranche unsecured term loan from $175.0 million to $225.0 million and used the proceeds to repay $49.0 million of the outstanding balance under its unsecured revolving credit facility and for other general corporate purposes. The additional $50.0 million was allocated evenly among Tranche B and Tranche C. The table below shows the outstanding balances of the $225.0 million unsecured term loan at December 31, 2011 (dollars in thousands):

	September 30,	September 30,	September 30,
	Maturity Date	Amount	Interest Rate
Tranche A	July 2016	$60,000	LIBOR, plus 215 basis points
Tranche B	July 2017	85,000	LIBOR, plus 225 basis points
Tranche C	July 2018	80,000	LIBOR, plus 230 basis points
		$225,000

In February 2012, the Company further expanded the term loan by $75.0 million, to a total indebtedness of $300.0 million. The proceeds from the term loan expansion were used to pay down $73.0 million of the outstanding balance under the Company’s unsecured revolving credit facility and other general corporate purposes. The term loan agreement contains various restrictive covenants substantially similar to those contained in the Company’s revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that the Company satisfy certain financial covenants that are also substantially similar to those contained in the Company’s revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable. As of December 31, 2011, the Company was in compliance with all the financial covenants of the unsecured term loan.

Secured Term Loans

On November 10, 2010, the Company entered into a $50.0 million secured term loan with Key Bank, N.A. that had a maturity date in February 2011, which was extended to August 2011. On July 18, 2011, the Company repaid its $50.0 million secured term loan with proceeds from the issuance of an unsecured term loan.

On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007, which resulted in the repayment of $10.0 million of the principal balance and the restructuring of the remaining balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. On January 14, 2011, the Company repaid the first $10.0 million loan with available cash. On January 13, 2012, the Company repaid the second $10.0 million loan with available cash. At December 31, 2011, the loan’s applicable interest rate was LIBOR plus 350 basis points, which increased by 100 basis points on January 1, 2012 and will increase by 100 basis points every year, to a maximum of 550 basis points. Interest on the loan is payable on a monthly basis.

On December 29, 2009, the Company repaid $30.0 million of the $50.0 million outstanding balance of a secured term loan, which was issued in August 2008, with borrowings on its unsecured revolving credit facility. The repayment did not impact the terms of the secured term loan. On August 11, 2011, the Company repaid its $20.0 million secured term loan with borrowings under its unsecured revolving credit facility.

The Company’s remaining secured term loan contains several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the loan to become immediately payable. As of December 31, 2011, the Company was in compliance with all the financial covenants of the term loan.

(e) Unsecured Revolving Credit Facility

During the second quarter of 2011, the Company amended and restated its unsecured revolving credit facility. Under the new agreement, the capacity of the Company’s unsecured revolving credit facility was expanded from $225.0 million to $255.0 million and the maturity date was extended to January 2014 with a one-year extension at the Company’s option, which it intends to exercise. The interest rate on the unsecured revolving credit facility decreased from a range of LIBOR plus 275 to 375 basis points to a range of LIBOR plus 200 to 300 basis points, depending on the Company’s overall leverage. At December 31, 2011, LIBOR was 0.30% and the applicable spread on the Company’s unsecured revolving credit facility was 250 basis points.

The weighted average borrowings outstanding under the unsecured revolving credit facility were $147.2 million with a weighted average interest rate of 2.9% during 2011, compared with $123.4 million and 3.5%, respectively, during 2010. The Company’s maximum outstanding borrowings were $232.0 million and $202.0 million during 2011 and 2010, respectively. At December 31, 2011, outstanding borrowings under the unsecured revolving credit facility were $183.0 million with a weighted average interest rate of 2.8%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of December 31, 2011, the available capacity under the unsecured revolving credit facility was $72.0 million. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants. As of December 31, 2011, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility.

(f) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2011, the Company was in compliance with all of the financial covenants of its outstanding debt agreements.

At December 31, 2011, the Company was near the required ratios or thresholds for certain of the covenants, including the consolidated debt yield and distribution payout ratio under the Senior Notes, the unencumbered pool leverage ratio of the revolving credit facility and unsecured term loan, and the maximum consolidated total indebtedness under the revolving credit facility, unsecured term loan, secured term loan and Senior Notes. The consolidated debt yield covenant under the Senior Notes is currently being impacted by three significant factors—vacancy in certain of the Company’s operating properties and related tenant improvement costs incurred in connection with the lease up those properties, the impact of acquisition costs and the Company’s overall leverage levels. The impact of acquisition costs is unique to the calculation of the consolidated debt yield covenant in the Senior Notes. As a result of the stress on the consolidated debt yield covenant, the Company may be limited in its ability to pursue additional developments, redevelopments or acquisitions that may not be initially accretive to its results of operations but would otherwise be in the best interests of the Company’s shareholders. The dividend payout ratio covenant under the Senior Notes also is currently impacted by, among other things, impairment charges, which reduce FFO solely for purposes of this covenant calculation. As such, the Company may be required to limit or restrict its ability to sell underperforming properties, which may otherwise be in the best interests of the shareholders, and/or curtail its distributions to common shareholders if the Company otherwise determines that the dividend payout ratio would be adversely impacted. In addition, as a result of the stress on these covenants, the Company’s ability to draw on the revolving credit facility or incur other additional debt may be limited, and the Company may be forced to raise additional equity to repay the Senior Notes or other debt.

Moreover, the Company’s continued ability to borrow under the revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the credit facility. As noted above, the Company is near the required ratios or thresholds for certain of the financial covenants in its debt agreements and can provide no assurance that it will be able to continue to comply with these covenants in future periods. These debt agreements also contain cross-default provisions that would be triggered if the Company is in default under other loans in excess of certain amounts. For example, an event of default under the Senior Notes would create an event of default under our other senior debt instruments. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

(g) Interest Rate Swap Agreements

At December 31, 2011, the Company had hedged $200.0 million of its variable rate debt through six interest rate swap agreements. On January 18, 2012, the Company fixed LIBOR at 1.394% on $25.0 million of its variable rate debt through an interest rate swap agreement that matures on July 18, 2018.

See footnote 12, Derivative Instruments and Comprehensive (Loss) Income for more information about the Company’s interest rate swap agreements.

(h) Aggregate Debt Maturities

The Company’s aggregate debt maturities as of December 31, 2011 are as follows (amounts in thousands):

September 30,
2012(1)	$138,481
2013	153,248
2014	43,549
2015(2)	278,159
2016	124,835
Thereafter	205,604

943,876
Unamortized fair value adjustments	1,147

$945,023

(1)

Includes a $10.0 million principal payment on the Company’s secured term loan that was paid in January and the repayment of the $21.6 million mortgage loan that encumbered Campus at Metro Park North in February.

(2)

The Company’s unsecured revolving credit facility matures in January 2014 and provides for a one-year extension of the maturity date at the Company’s option, which it intends to exercise. The table above assumes the Company exercises the one-year extension.

(12) Derivative Instruments and Comprehensive (Loss) Income

The Company’s interest rate swap agreements are designated as effective cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities.” At December 31, 2011, the Company presented the gross value of its unrealized losses associated with its interest rate swaps within “Accumulated other comprehensive loss” on its consolidated balance sheets. The Company records its proportionate share of unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates.” The Company records any cash received or paid as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any ineffectiveness associated with its cash flow hedges in 2011, 2010 and 2009 and does not expect any future ineffectiveness. Therefore, no amounts have been or are expected to be reclassified from “Accumulated other comprehensive loss” into earnings.

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. At December 31, 2011, the Company had hedged $200.0 million of its variable rate debt through six interest rate swap agreements that are summarized below (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
Effective Date	Maturity Date	Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%

		$200,000

On January 18, 2012, the Company fixed LIBOR at 1.394% on $25.0 million of its variable rate debt through an interest rate swap agreement that matures on July 18, 2018.

The Company had two interest rate swap agreements, which were entered into during 2008, that matured in August 2010. In September 2008, the Company entered into an interest rate swap agreement that fixed the $28.0 million variable rate mortgage loan encumbering RiversPark I and II. On March 17, 2009 and January 1, 2010, the Company deconsolidated the joint ventures that own RiversPark II and RiversPark I, respectively. As a result, the $28.0 million mortgage loan and related interest rate swap for RiversPark I and II are not consolidated in the Company’s consolidated financial statements as of the date the properties were deconsolidated.

Total comprehensive (loss) income is summarized as follows (amounts in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net (loss) income	$(8,752)	$(11,675)	$4,056
Unrealized (loss) gain on derivative instruments	(5,569)	1,067	1,314

Total comprehensive (loss) income	(14,321)	(10,608)	5,370
Comprehensive loss (income) attributable to noncontrolling interests	954	209	(156)

Comprehensive (loss) income attributable to First Potomac Realty Trust	$(13,367)	$(10,399)	$5,214

(13) Fair Value Measurements

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

The three levels are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2011 and 2010 (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,
	Balance at December 31, 2011	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$10,583	$—	$5,250	$5,333

Recurring Measurements:
Derivative instrument-swap agreements	6,129	—	6,129	—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,448	—	—	1,448
840 First Street, NE	745	—	—	745

	September 30,	September 30,	September 30,	September 30,
	Balance at December 31, 2010	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$10,950	$—	$10,950	$—

Recurring Measurements:
Derivative instrument-swap agreement	396	—	396	—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,398	—	—	1,398

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

During the fourth quarter of 2011, the Company reduced its intended holding period for its Woodlands Business Center and Goldenrod Lane properties, which are both located in the Company’s Maryland reporting segment. Based on an analysis of each properties’ cash flows over the Company’s reduced holding period for each respective property, the Company recorded impairment charges of $1.6 million and $0.9 million, respectively, in the fourth quarter of 2011. The Company determined the fair value of the properties through an assessment of market data and through an income approach based on discounted cash flows anticipated over a reduced holding period.

During the third quarter of 2011, the Company reduced its intended holding period for its Airpark Place Business Center property, which is located in its Maryland reporting segment. Based on an analysis of the property’s anticipated cash flows over the Company’s reduced holding period for the property, the Company recorded a $3.1 million impairment charge in the third quarter of 2011. In January 2012, the Company entered into a binding contract to sell the property and recorded a $0.4 million impairment charge to reduce the property’s carrying value to reflect its fair value, less any potential selling costs at

December 31, 2011. The property is scheduled to be sold in March 2012 for net proceeds of approximately $5.3 million. As of December 31, 2011, the property met the Company’s guidelines to classify its assets and related liabilities as held-for-sale in the Company’s consolidated balance sheets and reflected its operating results as discontinued operations in the Company’s consolidated statements of operations. The Company determined the fair value of the property based on the execution of the letter of intent.

On December 29, 2010, the Company acquired Mercedes Center, which is located in the Company’s Maryland reporting segment. Due to the bankruptcy of an acquired tenant, the Company realized an impairment charge of $2.4 million to reflect the fair value of the intangible asset associated with the tenant’s lease, which was determined to have no value. The non-recoverable value of the intangible assets was based on, among other items, an analysis of current market rates, the present value of future cash flows that were discounted using capitalization rates, lease renewal probabilities, hypothetical leasing timeframes, historical leasing commissions, expected value of tenant improvements and recently executed leases.

In September 2010, the Company reduced its anticipated holding period for its Old Courthouse Square property, which is located in the Company’s Maryland reporting segment. The Company entered into a non-binding contract to sell the asset in October 2010. As a result, the Company realized a $3.4 million impairment charge to reduce the property’s carrying value to reflect its fair value, less any potential selling costs. The property was sold on February 18, 2011 for net proceeds of $10.8 million. The Company determined the fair value of the property through an assessment of market data in working with a real estate broker on the transaction and based on the execution of a non-binding letter of intent. The fair value was further validated through an income approach based on discounted cash flows that reflected a reduced holding period.

The Company incurred impairment charges of $8.7 million, $6.4 million and $2.5 million during 2011, 2010 and 2009, respectively. Of the total impairment charges recorded, $1.6 million and $0.9 million related to Woodlands Business Center and Goldenrod Lane, respectively, recorded in 2011, and $2.4 million related to Mercedes Center recorded in 2010 are reflected within continuing operations on its consolidated statements of operations as the properties remain in the Company’s portfolio. The remaining impairment charges incurred during 2011, 2010 and 2009 relate to properties that were subsequently disposed of, including Airpark Place Business Center, which is scheduled to be sold in March 2012, and are recorded within discontinued operations on the Company’s consolidated statements of operations.

Interest Rate Derivatives

At December 31, 2011, the Company had hedged $200.0 million of its variable rate debt through six interest rate swap agreements. See footnote 12, Derivative Instruments and Comprehensive (Loss) Income, for more information about the Company’s interest rate swap agreements.

The interest rate derivatives are fair valued based on prevailing market yield curves on the measurement date. The Company uses a third party to value its interest rate swap agreements. The third party takes a daily “snapshot” of the market to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are then compiled through a valuation process that generates daily valuations, which are used to value the Company’s interest rate swap agreements. The Company’s interest rate swap derivatives are an effective cash flow hedge and any change in fair value is recorded in the Company’s equity section as “Accumulated Other Comprehensive Loss.”

A summary of the Company’s interest rate derivative liabilities which are included in “Accounts payable and other liabilities” in the Company’s consolidated balance sheets, is as follows (amounts in thousands):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Beginning balance at January1,	$396	$1,741
Deconsolidation(1)	—	(396)
Unrealized loss (gain)	5,733	(949)

Ending balance at December 31,	$6,129	$396

(1)

On January 1, 2010, the Company deconsolidated RiversPark I and all its assets and liabilities, including its interest rate derivative liability, were removed from the Company’s consolidated balance sheets.

Contingent Consideration

As discussed in footnote 5, Acquisitions, the Company had contingent consideration associated with the purchase of 840 First Street, NE. The fair value was based, in part, on significant inputs, which are not observable in the market and, therefore, represent a Level 3 measurement in accordance with the fair value hierarchy.

The Company has a contingent consideration obligation associated with the 2009 acquisition of Corporate Campus at Ashburn Center (“Ashburn Center”). As part of the acquisition price of Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability. During the first quarter of 2010, the Company fully leased the Ashburn Center property, which resulted in an increase in its potential obligation, and recorded a $0.7 million increase in its contingent consideration to reflect the increase in the Company’s potential obligation with a corresponding entry to “Change in contingent consideration related to acquisition of property” in its consolidated statements of operations. The Company has classified its contingent consideration liabilities within “Accounts payable and other liabilities” and any changes in its fair value subsequent to their acquisition date valuation are charged to earnings. Since the Company uses discounted cash flows over a stabilization period to value its contingent consideration related to Ashburn Center, the determination of the fair value of contingent consideration performed in a subsequent period reflects a reduction in the period to achieve stabilization and an increase in the likelihood reaching fulfillment of the obligation. As a result, the Company’s contingent consideration will immaterially increase over time. In the fourth quarter of 2011, the Company recorded a $50 thousand increase in its contingent consideration liability related to Ashburn Center that reflected a reduction of the period to reach stabilization. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy.

A summary of the Company’s consolidated contingent consideration obligations is as follows (amounts in thousands):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Beginning balance at January1,	$1,398	$688
Realized gain on settlement of obligation	(1,487)	—
Unrealized loss on change in fair value	50	710
Additions to contingent consideration obligations	9,356	—
Settlement of contingent consideration obligation	(7,124)	—

Ending balance at December 31,	$2,193	$1,398

With the exception of its contingent consideration obligations, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the years ended December 31, 2011 and 2010. Also, no transfers into and out of fair value measurements levels occurred during the years ended December 31, 2011 and 2010.

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. The Company calculates the fair value of its notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at December 31 are as follows (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,661	$55,000	$24,750	$24,750

Financial Liabilities:
Mortgage debt	$432,023	$437,593	$319,096	$316,169
Exchangeable senior notes(2)	—	—	29,936	30,412
Series A senior notes	37,500	39,128	37,500	37,850
Series B senior notes	37,500	41,383	37,500	37,251
Secured term loans(3)	30,000	29,990	110,000	109,976
Unsecured term loan	225,000	224,388	—	—
Unsecured revolving credit facility	183,000	182,740	191,000	191,073

Total	$945,023	$955,222	$725,032	$722,731

(1)	The face value of the Company’s notes receivable was $55.0 million at December 31, 2011 and $25.0 million at December 31, 2010.

(2)	During the fourth quarter of 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes. The face value of the notes was $30.4 million at December 31, 2010.

(3)	During 2011, the Company repaid two secured term loans, which totaled $70.0 million, and made a $10.0 million principal payment on its remaining secured term loan.

(14) Commitments and Contingencies

(a) Operating Leases

The Company’s rental properties are subject to non-cancelable operating leases generating future minimum contractual rental payments, which as of December 31, 2011 are as follows (dollars in thousands):

	September 30,	September 30,
	Future minimum rents	% of square feet under leases expiring
2012	$156,003	18%
2013	143,793	17%
2014	116,945	14%
2015	100,823	12%
2016	88,107	10%
Thereafter	257,640	29%

	$863,311	100%

At December 31, 2011, the Company’s consolidated portfolio was 81.8% occupied by 608 tenants. Excluding the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition, the Company’s consolidated portfolio was 84.0% occupied at December 31, 2011. The Company does not include square footage that is in development or redevelopment in its occupancy calculation.

The Company rents office space for its corporate headquarters under a non-cancelable operating lease, which it entered into upon relocating its corporate headquarters in 2005. The Company subleased its former corporate office space to three tenants. The lease on the Company’s former corporate office, along with the three related sublease agreements, expired on December 31, 2010 and the Company was released from all its obligations under the terms of the original lease on its former corporate office space.

During the fourth quarter of 2011, the Company entered into a new lease agreement at its corporate headquarters, which expanded its corporate office space by an additional 19,000 square feet. The Company will receive an allowance of $1.3 million for tenant improvements to renovate the office space. The lease agreement will expire on January 31, 2021. During the first quarter of 2012, the Company entered into a lease agreement for 6,000 square feet in Washington, D.C., which will serve as a temporary location for the Company’s Washington, D.C. office. The lease commenced in early 2012 and will expire on November 30, 2013.

Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $0.6 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum rental payments under the Company’s corporate office leases, which reflect $0.4 million in future rent abatements, are summarized as follows (amounts in thousands):

September 30,
Future minimum rent
2012	$1,336
2013	1,495
2014	1,741
2015	1,789
2016	1,839
Thereafter	8,049

$16,249

(b) Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations or financial position of the Company.

(c) Contingent Consideration

In the course of acquiring properties, outright or through joint ventures, the Company may enter into certain arrangements in which additional consideration may be owed to the seller of the property if certain pre-established conditions are met. The contingent consideration owned to the seller is initially recorded at its fair value within “Accounts payable and other liabilities” on the Company’s consolidated balance sheets. Any changes in fair value to the contingent consideration are recorded as gains or losses on the Company’s consolidated statements of operations. See footnote 13, Fair Value Measurements, for more information of the Company’s contingent consideration obligations

The Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. to own a 50% interest in Aviation Business Park—see footnote 6, Investment in Affiliates, for further information. The joint venture recognized the acquisition date fair value of $126 thousand in contingent consideration related to Aviation Business Park under the terms of a fee agreement with the former owner. The assets, liabilities and operating results of Aviation Business Park are not consolidated on the Company’s consolidated financial statements. As of December 31, 2011, the Company remains liable, in the event of default by the joint venture, for approximately $63 thousand, or 50% of the total, which reflects its ownership percentage.

(d) Capital Commitments

As of December 31, 2011, the Company had development and redevelopment contractual obligations, which include amounts accrued at December 31, 2011, of $1.9 million outstanding, primarily related to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment, which underwent a complete redevelopment that was substantially completed during the third quarter of 2011. As of December 31, 2011, the Company had capital improvement obligations of $1.5 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2011. Also, as of December 31, 2011, the Company had $10.2 million of tenant improvement obligations, of which the majority related to a tenant at Redland Corporate Center II & III, which is located in the Company’s Maryland reporting segment. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility. At December 31, 2011, the Company had $72.0 million available under its unsecured revolving credit facility. The Company had no other material contractual obligations as of December 31, 2011.

The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2011, the Company remained liable to the local municipalities for $2.2 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

(e) Insurance

The Company carries insurance coverage on its properties with policy specifications and insured limits that it believes are adequate given the relative risk of loss, cost of the coverage and standard industry practice. However, certain types of losses (such as from terrorism, earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of a terrorist act, earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

(15) Equity

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

In November 2010, the Company issued 11.5 million common shares at a price of $15.50 per share, which generated net proceeds of approximately $170.4 million, net of issuance costs. The Company used the majority of the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility, to fund the acquisition of Atlantic Corporate Park and for other general corporate purposes. During the second quarter of 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes. During the first quarter of 2010, the Company issued 6.3 million common shares at a price of $14.50 per share, which generated net proceeds of $87.1 million, net of issuance costs. The Company used $82.9 million of the proceeds to pay down a portion of the outstanding balance on its unsecured revolving credit facility and the remainder for other general corporate purposes.

In 2010, the Company increased the number of shares that could be issued through its controlled equity offering program by 5.0 million shares. The table below summarizes the shares issued through the controlled equity offering program since 2010 (in thousands, except per dollar amounts):

	September 30,	September 30,	September 30,
Year	Common Shares Issued	Weighted Average Offering Price per Share	Net Proceeds
2012 (1)	245	$14.83	$3,599
2011	255	14.19	3,585
2010	480	15.46	7,326

(1)	Represents activity though February 24, 2012. The Company has 4.3 million shares available for issuance through its controlled equity offering program.

The Company declared and paid dividends per share on its common stock of $0.80, $0.80 and $0.94 during 2011, 2010 and 2009, respectively. The Company declared and paid dividends of $1.59844 per share on its Series A Preferred Shares during 2011. On January 24, 2012, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend was paid on February 10, 2012 to common shareholders of record as of February 3, 2012. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on February 10, 2012 to preferred shareholders of record as of February 3, 2012. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common and preferred shares, the Operating Partnership distributes an equivalent distribution on its Operating Partnership common and preferred units.

The Company’s unsecured revolving credit facility, unsecured term loan, secured term loan and senior notes contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit the Company’s ability to make distributions to its common and preferred shareholders. Further, distributions with respect to the Company’s common shares are subject to its ability to first satisfy its obligations to pay distributions to the holders of its Series A Preferred Shares.

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the dividends declared on the Company’s common and preferred shares for 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,
	Common Shares			Preferred Shares
	2011	2010	2009	2011
Ordinary income	36.12%	70.38%	100.00%	100.00%
Return of capital	63.88%	29.62%	—	—

(16) Noncontrolling Interests

(a)	Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common interests in the Operating Partnership not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for common Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at the Company’s option, common shares of the Company on a one-for-one basis or cash based on the fair value of the Company’s common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses, other comprehensive income or losses, distributions received, preferred dividends paid or additional contributions. Based on the closing share price of the Company’s common stock at December 31, 2011, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $38.1 million. At December 31, 2011, the Company recorded a fair value adjustment of $1.5 million as the cost basis of certain Operating Partnership unitholders was below the fair value of their respective units. At December 31, 2010, the Company presented its noncontrolling interests in the Operating Partnership at their fair value, which exceeded their cost basis by $3.6 million.

The Company owned 94.5%, 98.1% and 97.7% of the outstanding common Operating Partnership units at December 31, 2011, 2010 and 2009, respectively. The Company’s percentage ownership in outstanding common Operating Partnership units decreased in 2011 due to the issuance of 1,963,388 common Operating Partnership units fair valued at $28.8 million to partially fund the acquisition of 840 First Street, NE. During 2011, 1,300 common Operating Partnership units were redeemed for 1,300 common shares fair valued at $19 thousand. As a result, 2,920,561 of the total outstanding common Operating Partnership units, or 5.5%, were not owned by the Company at December 31, 2011. There were no common Operating Partnership units redeemed with available cash in 2011.

During 2010, the Company issued 230,876 common Operating Partnership units fair valued at $3.5 million to partially fund the acquisition of Battlefield Corporate Center. There were 958,473 common Operating Partnership units outstanding as of December 31, 2010 and 732,445 common Operating Partnership units outstanding as of December 31, 2009.

The redeemable noncontrolling interests in Operating Partnership for the three years ended December 31 are as follows (amounts in thousands):

September 30,
Redeemable noncontrolling interests
Balance, December 31, 2009	$9,585
Net loss	(230)
Changes in ownership, net	7,375
Distributions to owners	(631)
Other comprehensive income	23

Balance, December 31, 2010	16,122
Net (loss) income	(703)
Changes in ownership, net	26,554
Distributions to owners	(1,726)
Other comprehensive loss	(266)

Balance, December 31, 2011	$39,981

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

At December 31, 2011, the Company’s consolidated joint ventures owned the following properties:

	September 30,	September 30,	September 30,	September 30,
Property	Acquired	Reporting Segment	First Potomac Controlling Interest	Square Footage
1005 First Street, NE	August 2011	Washington, D.C.	97%	30,414	(1)
Redland Corporate Center II & III	November 2010	Maryland	97%	348,266

(1)

The site is currently occupied by Greyhound Bus Lines, Inc., which has announced its intention to relocate. Upon the tenant leaving, the Company intends on re-developing the site, which can accommodate up to 712,000 square feet of office space.

(17) Benefit Plans

(a)	Share-based compensation

The Company has issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005, and the 2009 Equity Compensation Plan (the “2009 Plan”), which was amended in 2010 and 2011. In 2011, the Company received shareholder approval to authorize an additional 4.5 million shares for issuance. Total combined awards authorized under the 2003 Plan and the 2009 Plan are 9.0 million common share equity awards. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Under the terms of the amendment to the 2009 Plan, every stock option granted by the Company reduces the awards available for issuance on a one-for-one basis. However, for every restricted award issued, the awards available for issuance are reduced by 3.44 awards. At December 31, 2011, 6.2 million common equity awards remained available for issuance by the Company.

The Company records costs related to its share-based compensation based on the grant-date fair value calculated in accordance with GAAP. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for each award and these costs are recorded in “General and administrative expense” or “Property operating expense” based on the employee’s job function.

Stock Options Summary

As of December 31, 2011, 1.3 million stock options were awarded of which 0.9 million stock options remained outstanding. Options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter thereafter until fully vested. The term of the options granted is ten years. The Company recognized $0.3 million, $0.2 million and $0.2 million of compensation expense associated with these awards for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the option activity in the compensation plans for the three years ended December 31:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2008	683,469	$18.49	5.9 years	$—
Granted	103,250	9.30
Forfeited	(35,315)	17.74

Balance, December 31, 2009	751,404	17.27	5.4 years	$307,380
Granted	106,750	12.57
Exercised	(4,931)	9.30
Forfeited	(41,643)	16.92

Balance, December 31, 2010	811,580	16.72	4.8 years	$1,641,148
Granted	132,500	16.68
Exercised	(9,311)	10.25
Forfeited	(47,601)	17.12

Balance, December 31, 2011	887,168	$16.76	4.4 years	$293,930

Exercisable at December 31:
2011	694,793	$17.30	3.3 years	$183,972
2010	646,804	17.78	3.9 years	889,576
2009	593,369	18.13	4.6 years	—
Options expected to vest, subsequent to December 31, 2011	173,994	$14.71	8.6 years	$101,232

The following table summarizes information about stock options at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Options Outstanding			Options Exercisable
Year Issued	Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
2003	$15.00	343,469	1.7 years	$15.00	343,469	$15.00
2004	18.70 – 19.78	65,000	2.4 years	19.03	65,000	19.03
2005	22.42 – 22.54	68,250	3.0 years	22.46	68,250	22.46
2006	26.60	29,850	4.0 years	26.60	29,850	26.60
2007	29.11 – 29.24	48,500	5.0 years	29.12	48,500	29.12
2008	14.32 – 17.29	64,937	6.0 years	17.23	60,901	17.23
2009	9.30	68,175	7.0 years	9.30	44,690	9.30
2010	12.57	79,737	8.0 years	12.57	34,133	12.57
2011	15.17 – 17.12	119,250	9.1 years	16.63	—	—

		887,168			694,793

As of December 31, 2011, the Company had $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 2.7 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding five years, which is equivalent to the awards expected life and, in management’s opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The assumptions used in the fair value determination of stock options granted for the years ended December 31 are summarized as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Risk-free interest rate	2.01%	2.69%	1.55%
Expected volatility	48.0%	46.6%	39.6%
Expected dividend yield	3.55%	5.15%	5.54%
Weighted average expected life of options	5 years	5 years	5 years

The weighted average grant date fair value of the stock options issued in 2011, 2010 and 2009 was $5.40, $3.51 and $1.97, respectively.

Option Exercises

The Company received approximately $95 thousand and $46 thousand from the exercise of stock options during 2011 and 2010, respectively. No stock options were exercised during 2009. New shares are issued as a result of stock option exercises. The total intrinsic value of options exercised was $46 thousand in 2011 and $29 thousand in 2010.

Non-vested share awards

The Company issues restricted share awards that either vest over a specific time period that is indentified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. In February 2011, the Company granted 162,079 restricted common shares to its officers. The award will vest ratably over a five year term and fair valued was determined based on the share price of the underlying common shares on the date of issuance.

The Company recognized $1.9 million, $3.2 million and $2.6 million of compensation expense associated with its restricted share based awards in 2011, 2010 and 2009, respectively. Dividends on all restricted share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income available to common shareholders in the Company’s computation of EPS.

Independent members of our Board of Trustees received annual grants of common shares as a component of compensation for serving on the Company’s Board of Trustees. In May 2011, the Company issued a total of 20,310 restricted share awards to its non-employee trustees, all of which will vest on the first anniversary of the award date. The trustee shares were fair valued based on the share price of the underlying common shares on the date of issuance. The Company recognized $0.3 million of compensation expense associated with trustee restricted share awards for each of the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of the Company’s non-vested share awards as of December 31, 2011 is as follows:

	September 30,	September 30,
	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	$354,398	$15.35
Granted	437,976	9.03
Vested	(26,060)	20.93

Non-vested at December 31, 2009	766,314	11.55
Granted	217,742	12.91
Vested	(272,024)	12.01
Expired	(9,279)	16.09

Non-vested at December 31, 2010	702,753	11.76
Granted	182,389	16.34
Vested	(104,133)	12.30
Expired	(32,041)	14.70

Non-vested at December 31, 2011	748,968	12.67

As of December 31, 2011, the Company had $3.7 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 3.1 years.

The Company values its non-vested time-based awards issued in 2011, 2010 and 2009 at the grant date fair value. For the non-vested performance-based share awards issued in 2010 and 2009, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the fair value and derived service period of each tranche of the award. The Company did not issue a non-vested performance-based award in 2011. The following assumptions were used in determining the fair value of the awards and the derived service period:

	September 30,	September 30,
	2010	2009
Risk-free interest rate	3.6%	3.3%
Volatility	42.4%	43.5%

The weighted average grant date fair value of the shares issued in 2011, 2010 and 2009 were $16.34, $12.91 and $9.03, respectively. The total fair value of shares vested were $1.3 million, $3.3 million and $0.5 million at December 31, 2011, 2010 and 2009, respectively. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.

(b)	401(k) Plan

The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. The Company matches employee contributions after one year of service up to a specified percentage of a participant’s annual compensation. The Company matched employee contributions up to 6% for each of the three years presented. Employee contributions vest immediately. Employer contributions vest immediately for employees hired prior to January 1, 2009. For employees hired after January 1, 2009, the vesting of the employer contributions occurs in 25% increments over four years. The Company pays for administrative expenses and matching contributions with available cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions were $0.3 million for each of the years ended December 31, 2011, 2010 and 2009, respectively. The employer match payable to the 401(k) plan was fully funded as of December 31, 2011.

(c) Employee Share Purchase Plan

In 2009, the Company’s common shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire common shares of the Company, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan will not exceed five years. Each offering period will commence on the first day of each calendar quarter (offering date) and will end on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began during the fourth quarter of 2009. The Company issued common shares of 10,800, 9,850 and 1,908 under the Plan during the years ended December 31, 2011, 2010 and 2009, respectively, which resulted in compensation expense totaling $35 thousand, $32 thousand and $5 thousand, respectively.

(18) Segment Information

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

The results of operations for the Company’s four reportable segments for the three years ended December 31 are as follows (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	69	4	54	57	184
Square feet	3,960,688	666,714	3,664,158	5,649,560	13,941,120

Total revenues	$51,355	$22,433	$48,396	$50,120	$172,304
Property operating expense	(13,171)	(4,516)	(11,494)	(12,710)	(41,891)
Real estate taxes and insurance	(4,774)	(2,931)	(4,946)	(4,048)	(16,699)

Total property operating income	$33,410	$14,986	$31,956	$33,362	113,714

Depreciation and amortization expense					(60,385)
General and administrative					(16,027)
Acquisition costs					(5,042)
Change in contingent consideration related to acquisition of property					1,487
Impairment of real estate assets					(2,461)
Other expenses, net					(36,378)
Benefit from income taxes					633
Loss from discontinued operations					(4,293)

Net loss					$(8,752)

Total assets(1)(2)	$501,557	$332,042	$455,211	$368,176	$1,739,752

Capital expenditures(3)	$16,448	$1,699	$21,893	$8,960	$51,786

	September 30,	September 30,	September 30,	September 30,	September 30,
	2010
	Maryland	Washington, D.C.(4)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	71	4	51	55	181
Square feet	4,052,196	359,154	3,409,985	5,359,763	13,181,098

Total revenues	$42,764	$3,629	$40,208	$48,869	$135,470
Property operating expense	(10,646)	(734)	(9,228)	(12,031)	(32,639)
Real estate taxes and insurance	(4,091)	(438)	(3,965)	(4,088)	(12,582)

Total property operating income	$28,027	$2,457	$27,015	$32,750	90,249

Depreciation and amortization expense					(41,752)
General and administrative					(14,523)
Acquisition costs					(7,169)
Change in contingent consideration related to acquisition of property					(710)
Impairment of real estate asset					(2,386)
Other expenses, net					(33,053)
Provision for income taxes					(31)
Loss from discontinued operations					(2,300)

Net loss					$(11,675)

Total assets(1)(2)	$491,566	$152,953	$335,639	$338,319	$1,396,682

Capital expenditures(3)	$5,765	$—	$10,046	$8,579	$24,710

	September 30,	September 30,	September 30,	September 30,

	2009
	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	76	51	54	181
Square feet	3,784,099	3,016,035	5,265,457	12,065,591

Total revenues	$40,878	$38,361	$48,312	$127,551
Property operating expense	(10,351)	(8,891)	(11,673)	(30,916)
Real estate taxes and insurance	(3,843)	(4,169)	(4,262)	(12,273)

Total property operating income	$26,684	$25,301	$32,377	84,362

Depreciation and amortization expense				(39,119)
General and administrative				(13,219)
Acquisition costs				(1,076)
Other expenses, net				(25,786)
Loss from discontinued operations				(1,106)

Net income				$4,056

Total assets(1)(2)	$411,083	$305,633	$317,695	$1,071,173

Capital expenditures(3)	$5,276	$9,094	$8,693	$23,128

(1)

Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see footnote 6, Investment in Affiliates.

(2)	Corporate assets not allocated to any of our reportable segments totaled $82,766, $78,205 and $36,762 at December 31, 2011, 2010 and 2009, respectively.

(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $2,786 $320 and $65 at December 31, 2011, 2010 and 2009, respectively.

(4)	The Company acquired its first property located in Washington, D.C. in 2010.

(19) Quarterly Financial Information (unaudited)

	September 30,	September 30,	September 30,	September 30,
	2011(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$39,681	$42,636	$44,912	$45,076
Operating expenses	33,300	34,958	36,032	36,729
Loss from continuing operations	(1,140)	(1,237)	(679)	(1,402)
(Loss) income from discontinued operations	(2,752)	1,989	(3,033)	(497)
Less: Net loss attributable to noncontrolling interests	138	65	265	219

Net (loss) income attributable to First Potomac Realty Trust	(3,754)	817	(3,447)	(1,680)

Less: Dividends on preferred shares	(1,783)	(2,228)	(2,228)	(2,228)

Net loss attributable to common shareholders	$(5,537)	$(1,411)	$(5,675)	$(3,908)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.06)	$(0.07)
(Loss) income from discontinued operations	(0.05)	0.04	(0.06)	(0.01)

Net loss	$(0.12)	$(0.03)	$(0.12)	$(0.08)

	September 30,	September 30,	September 30,	September 30,
	2010(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$34,000	$32,384	$33,513	$35,573
Operating expenses	26,925	25,347	24,918	34,572
(Loss) income from continuing operations	(1,705)	(784)	178	(7,063)
(Loss) income from discontinued operations	(503)	817	(3,113)	498
Less: Net loss (income) attributable to noncontrolling interests	49	(1)	55	129

Net (loss) income attributable to common shareholders	$(2,159)	$32	$(2,880)	$(6,436)

Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.06)	$(0.02)	$—	$(0.16)
(Loss) income from discontinued operations	(0.02)	0.02	(0.08)	0.01

Net (loss) income	$(0.08)	$—	$(0.08)	$(0.15)

(1)	These figures are rounded to the nearest thousand, which may impact crossfooting in reconciling to full year totals.

The Company sold 0.3 million and 18.3 million common shares in 2011 and 2010, respectively. The sum of the basic and diluted earnings per share for the four quarters in all years presented differs from the annual earnings per share calculation due to the required method of computing the weighted average number of shares in the respective periods.

SCHEDULE III

FIRST POTOMAC REALTY TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Amounts in thousands)

	September 30,	September 30,	September 30,	September 30,
Property	Location(1)	Date Acquired	Property Type(2)	Encumbrances at December 31, 2011
Maryland
Rumsey Center	Columbia	Oct-02	BP	$8,937
Snowden Center	Columbia	Oct-02	BP	12,131
6900 English Muffin Way	Frederick	Jul-04	I	—
Gateway Center	Gaithersburg	Jul-04	Office	—
4451 Georgia Pacific Boulevard	Frederick	Jul-04	I	—
Goldenrod Lane	Germantown	Jul-04	Office	—
Girard Business Center	Gaithersburg	Jul-04	BP	—
Girard Place	Gaithersburg	Jul-04	BP	—
Patrick Center	Frederick	Jul-04	Office	—
Worman’s Mill Court	Frederick	Jul-04	Office	—
West Park	Frederick	Jul-04	Office	—
Woodlands Business Center	Largo	Jul-04	Office	—
4612 Navistar Drive	Frederick	Dec-04	I	—
Campus at Metro Park North	Rockville	Dec-04	Office	21,692
Glenn Dale Business Center	Glenn Dale	May-05	I	—
Owings Mills Business Center	Owings Mills	Nov-05	BP	5,338
Gateway 270 West	Clarksburg	Jul-06	BP	—
Indian Creek Court	Beltsville	Aug-06	BP	—
Owings Mills Commerce Center	Owings Mills	Nov-06	BP	—
Ammendale Commerce Center	Beltsville	Mar-07	BP	—
Annapolis Business Center	Annapolis	Jun-07	Office	8,360
Triangle Business Center	Columbia	Aug-08	BP	—
Cloverleaf Center	Germantown	Oct-09	Office	16,908
Redland Corporate Center	Rockville	Nov-10	Office	—
Mercedes Center	Hanover	Dec-10	I	14,435
Merrill Lynch Building	Columbia	Feb-11	Office	13,571
Hillside Center	Columbia	Nov-11	Office	14,122

Total:				115,494

Washington, D.C.
500 First Street, NW	Capitol Hill	Jun-10	Office	38,277
440 First Street, NW	Capitol Hill	Dec-10	Office	—
1211 Connecticut Ave, NW	CBD	Dec-10	Office	—
840 First Street, NE	NoMA	Mar-11	Office	55,745
1005 First Street, NE	NoMA	Aug-11	Office	—

Total:				94,022

Northern Virginia
13129 Airpark Road	Culpeper	Dec-97	I	—
Plaza 500	Alexandria	Dec-97	I	33,141
Van Buren Office Park	Herndon	Dec-97	Office	7,432
Tech Court	Chantilly	Oct-98	Office	—
Newington Business Park Center	Lorton	Dec-99	I	14,963
Interstate Plaza	Alexandria	Dec-03	I	—
Herndon Corporate Center	Herndon	Apr-04	Office	—
15395 John Marshall Highway	Haymarket	Oct-04	I	20,219
Windsor at Battlefield	Manassas	Dec-04	Office	—
Reston Business Campus	Reston	Mar-05	Office	—
Enterprise Center	Chantilly	Apr-05	Office	—
Gateway Centre Manassas	Manassas	Jul-05	BP	1,016
403/405 Glenn Drive	Sterling	Oct-05	BP	—
Linden Business Center	Manassas	Oct-05	BP	6,917
Prosperity Business Center	Merrifield	Nov-05	BP	3,381
Sterling Park Business Center	Sterling	Feb-06	BP	—
Davis Drive	Sterling	Aug-06	BP	—
Corporate Campus at Ashburn Center	Ashburn	Dec-09	BP	—
Three Flint Hill	Oakton	Apr-10	Office	—
Atlantic Corporate Park	Sterling	Nov-10	Office	—
Cedar Hill	Tyson’s Corner	Feb-11	Office	15,838
One Fair Oaks	Fairfax	Apr-11	Office	52,604

Total:				155,511

Southern Virginia
Crossways Commerce Center	Chesapeake	Dec-99	BP	23,720
Greenbrier Technology Center II	Chesapeake	Oct-02	BP	4,508
Norfolk Business Center	Norfolk	Oct-02	BP	4,574
Virginia Center Technology Park	Glen Allen	Oct-03	BP	—
Crossways II	Chesapeake	Oct-04	BP	—
Norfolk Commerce Park II	Norfolk	Oct-04	BP	—
Cavalier Industrial Park	Chesapeake	Apr-05	I	—
1434 Crossways Boulevard	Chesapeake	Aug-05	BP	17,042
Enterprise Parkway	Hampton	Sep-05	BP	—
Diamond Hill Distribution Center	Chesapeake	Oct-05	I	—
1000 Lucas Way	Hampton	Dec-05	BP	—
River’s Bend Center	Chester	Jan-06	I	—
Northridge	Ashland	Jan-06	I	6,740
Crossways I	Chesapeake	Feb-06	BP	—
1408 Stephanie Way	Chesapeake	May-06	BP	—
Airpark Business Center	Richmond	Jun-06	BP	1,219
Chesterfield Business Center	Richmond	Jun-06	BP	3,604
Hanover Business Center	Ashland	Jun-06	BP	1,440
Gateway II	Norfolk	Nov-06	BP	—
Park Central	Richmond	Nov-06	BP
Greenbrier Circle Corporate Center	Chesapeake	Jan-07	BP	—
Greenbrier Technology Center I	Chesapeake	Jan-07	BP	—
Pine Glen	Richmond	Feb-07	BP	—
River’s Bend Center II	Chester	May-07	I	—
1328 Cavalier Boulevard	Chesapeake	Oct-10	I	—
Battlefield Corporate Center	Chesapeake	Oct-10	BP	4,149
Greenbrier Towers	Chesapeake	Jul-11	Office	—

Total:				66,996

Land held for future development				—
Other				—

Total Consolidated Portfolio				$432,023

September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Initial Costs	Gross Amount at End of Year
Land	Building and Improvements	Since Acquisition(3)	Land	Building and Improvements	Total	Accumulated Depreciation

$2,675	$10,196	$2,937	$2,675	$13,133	$15,808	$4,506
3,404	12,824	3,833	3,404	16,657	20,061	5,284
3,136	8,642	(42)	3,136	8,600	11,736	1,653
1,715	3,943	135	1,715	4,078	5,793	832
3,445	8,923	(78)	3,445	8,845	12,290	1,689
1,415	2,060	(670)	1,027	1,778	2,805	454
4,671	7,151	1,496	4,671	8,647	13,318	2,114
5,134	9,507	2,781	5,134	12,288	17,422	2,099
1,777	8,721	1,390	1,777	10,111	11,888	1,967
545	3,329	206	545	3,535	4,080	727
520	5,177	652	520	5,829	6,349	1,280
1,322	2,920	(647)	863	2,732	3,595	702
3,808	18,658	—	3,808	18,658	22,466	3,405
9,220	32,056	(707)	9,220	31,349	40,569	5,840
3,369	14,504	1,580	3,369	16,084	19,453	2,887
1,382	7,416	1,436	1,382	8,852	10,234	1,730
18,302	20,562	3,982	18,302	24,544	42,846	4,264
5,673	17,168	10,223	5,673	27,391	33,064	3,046
3,304	12,295	60	3,300	12,359	15,659	1,868
2,398	7,659	5,711	2,398	13,370	15,768	2,514
6,101	12,602	376	6,101	12,978	19,079	1,786
1,279	2,480	943	1,237	3,465	4,702	525
7,097	14,211	89	7,097	14,300	21,397	1,469
17,272	63,480	4,632	17,272	68,112	85,384	2,499
5,924	13,832	673	5,915	14,514	20,429	435
2,041	5,327	2,181	2,041	7,508	9,549	287
3,302	10,926	511	3,302	11,437	14,739	36

120,231	336,569	43,683	119,329	381,154	500,483	55,898

25,806	33,883	98	25,806	33,981	59,787	1,610
—	15,300	9,921	—	25,221	25,221	—
27,077	17,520	44	27,077	17,564	44,641	742
16,846	60,905	4,326	16,846	65,231	82,077	1,330
43,672	4,194	—	43,672	4,194	47,866	852

113,401	131,802	14,389	113,401	146,191	259,592	4,534

442	3,103	1,455	442	4,558	5,000	1,825
6,265	35,433	3,531	6,265	38,964	45,229	14,132
3,592	7,652	2,598	3,076	10,766	13,842	3,814
1,056	4,844	1,184	1,056	6,028	7,084	1,953
3,135	10,354	4,049	3,135	14,403	17,538	4,488
2,185	8,972	3,183	2,185	12,155	14,340	2,827
4,082	14,651	1,359	4,082	16,010	20,092	3,608
2,736	7,301	8,269	2,736	15,570	18,306	3,271
3,228	11,696	3,134	3,228	14,830	18,058	3,782
1,996	8,778	982	1,996	9,760	11,756	1,793
3,727	27,274	3,700	3,727	30,974	34,701	5,852
3,015	6,734	596	3,015	7,330	10,345	2,056
3,940	12,547	3,026	3,940	15,573	19,513	2,931
4,829	10,978	451	4,829	11,429	16,258	1,963
5,881	3,495	283	5,881	3,778	9,659	703
19,897	10,750	16,325	19,903	27,069	46,972	3,742
1,614	3,611	1,892	1,646	5,471	7,117	476
2,682	9,456	2,840	2,675	12,303	14,978	892
—	13,653	14,446	—	28,099	28,099	—
5,895	11,655	7,785	5,895	19,440	25,335	573
5,306	13,554	1,575	5,306	15,129	20,435	444
5,688	43,176	4,349	5,688	47,525	53,213	1,130

91,191	279,667	87,012	90,706	367,164	457,870	62,255

5,160	23,660	10,336	5,160	33,996	39,156	9,674
1,365	5,119	655	1,365	5,774	7,139	1,693
1,323	4,967	589	1,323	5,556	6,879	2,598
1,922	7,026	2,151	1,922	9,177	11,099	3,797
1,036	6,254	1,347	1,036	7,601	8,637	1,351
1,221	8,693	1,865	1,221	10,558	11,779	2,521
1,387	11,362	7,968	1,387	19,330	20,717	3,512
4,447	24,739	(1,064)	4,815	23,307	28,122	3,658
4,132	10,674	4,697	4,132	15,371	19,503	2,469
3,290	24,949	3,543	3,290	28,492	31,782	5,128
2,592	8,563	1,449	2,592	10,012	12,604	1,866
3,153	26,294	4,018	3,482	29,983	33,465	5,386
1,172	7,417	1,265	1,172	8,682	9,854	2,075
2,657	11,597	1,258	2,646	12,866	15,512	2,187
1,292	3,899	625	1,292	4,524	5,816	798
250	2,814	501	250	3,315	3,565	696
900	13,335	2,131	900	15,466	16,366	2,803
1,794	11,561	592	1,794	12,153	13,947	1,984
1,320	2,293	479	1,320	2,772	4,092	403
1,789	19,712	2,226	1,789	21,938	23,727	3,972
4,164	18,984	2,204	4,164	21,188	25,352	3,316
2,024	7,960	1,160	2,024	9,120	11,144	1,336
618	4,517	553	618	5,070	5,688	664
5,634	11,533	523	5,634	12,056	17,690	1,601
3,200	—	165	—	3,365	3,365	—
1,860	6,071	485	1,881	6,535	8,416	234
2,997	9,173	1,822	2,997	10,995	13,992	317

62,699	293,166	53,543	60,206	349,202	409,408	66,039

442	—	254	696	—	696	—
71	39	501	71	540	611	273

$388,035	$1,041,243	$199,382	$384,409	$1,244,251	$1,628,660	$188,999

(1)	CBD=Central Business District; NoMA=North of Massachusetts Avenue

(2)	I=Industrial; BP=Business Park

(3)	Reflects impairments and the disposition of fully depreciated assets.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of the Company’s real estate assets was $1,607 million and $1,422 million at December 31, 2011 and 2010, respectively.

(a) Reconciliation of Real Estate

The following table reconciles the real estate investments for the years ended December 31 (amounts in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Beginning balance	$1,388,887	$1,128,956	$1,106,571
Acquisitions of rental property(1)	244,574	269,698	33,446
Capital expenditures(2)	49,098	24,952	18,961
Impairments	(8,610)	(6,398)	(2,541)
Disposition of rental property	(30,683)	(25,501)	(25,060)
Asset held-for-sale	(6,704)	—	—
Other(3)	(7,902)	(2,820)	(2,421)

Ending balance	$1,628,660	$1,388,887	$1,128,956

(b) Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation on the real estate investments for the years ended December 31 (amounts in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance	$170,990	$141,481	$111,658
Depreciation of rental property	42,188	32,573	30,456
Depreciation of disposed and held-for-sale properties	634	1,240	1,574
Dispositions of rental property	(7,686)	(1,988)	(200)
Other(3)	(17,127)	(2,316)	(2,007)

Ending balance	$188,999	$170,990	$141,481

(1)

For more information on the Company’s acquisitions, including the assumption of liabilities and other non-cash items, see footnote 5, Acquisitions, and the supplemental disclosure of cash flow information accompanying the Company’s consolidated statements of cash flows.

(2)	Represents cash paid for capital expenditures.

(3)	Includes accrued increases to real estate investments, fully depreciated assets that were written-off during the year and other immaterial transactions.

Exhibit Index

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(2)	Articles Supplementary designating First Potomac Realty Trust’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.

3.3(3)	Form of share certificate evidencing the Company’s Common Shares.

3.4(4)	Form of share certificate evidencing the 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.

3.5(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2(5)	Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.3(44)	Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.4(6)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.5(7)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.6(8)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.7(45)	First Amendment, Consent and Waiver dated as of November 5, 2010, to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.8*	Second Amendment, dated as of April 15, 2011, to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.9(9)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.10(10)	Subsidiary Guaranty, dated as of June 22, 2006.

10.1(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.2(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.

10.3(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.

10.4(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.

10.5(11)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.6(12)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.7(13)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.

10.8(1)	2003 Equity Compensation Plan.

10.9(14)	2009 Equity Compensation Plan.

10.10(15)	2009 Employee Stock Purchase Plan.

10.11(16)	Amendment No. 1 to the 2003 Equity Compensation Plan.

10.12(17)	Amendment No. 2 to the 2003 Equity Compensation Plan.

10.13(18)	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan.

10.14(35)	Amendment No. 2 to the Company’s 2009 Equity Compensation Plan.

10.15(19)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

Exhibit	Description of Document

10.16(20)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.17(37)	Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent and the other lenders and agents party thereto.

10.18(38)	Consent and Reaffirmation of Guarantor, dated as of June 16, 2011, by First Potomac Realty Trust.

10.19(21)	Form of Restricted Common Shares Award Agreement for Officers.

10.20(22)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.

10.21(23)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.

10.22(24)	Form of 2009 Restricted Common Shares Award Agreement for Trustees.

10.23(25)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Time-Vesting).

10.24(26)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Performance-Based).

10.25(27)	Form of 2010 Form of Restricted Stock Agreement (Time-Vesting).

10.26(28)	Form of 2010 Restricted Stock Agreement (Performance-Vesting).

10.27(29)	Form of 2010 Restricted Common Share Award Agreement for Trustees.

10.28(36)	Form of 2011Restricted Common Share Award Agreement for Trustees.

10.29(30)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.30(31)	Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.31(32)	Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.32(33)	Amendment No. 3 to Secured Term Loan Agreement dated as of December 29, 2009, among First Potomac Realty Investment Limited Partnership, and KeyBank National Association.

10.33(46)	Amendment No. 4, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.34(41)	Amendment No. 5, dated September 30, 2011, by and among the Operating Partnership and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, KeyBank and the other lending institutions which are a party thereto.

10.35(47)	Secured term loan agreement, dated November 10, 2010, between the Operating Partnership and KeyBank N.A.

10.36(34)	Amendment No. 1, dated as of May 10, 2011, to Secured Term Loan Agreement, dated as of November 10, 2010, by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association (as a lender and as administrative agent) and the other lenders that may become party thereto.

10.37(39)	Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto.

10.38(40)	Guaranty, dated July 18, 2011, by First Potomac Realty Trust in favor of the agent and lenders party to the Term Loan Agreement, dated as of July 18, 2011.

10.39(42)	Commitment Increase Agreement, dated as of December 29, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on the signature page thereto, KeyBank National Association, as administrative agent, and the lenders party thereto.

10.40(43)	Amendment No.1, dated as of January 27, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto.

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

Exhibit	Description of Document

101**	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2011 and 2010; (ii) Consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated statements of equity and comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009; and (iv) Notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-120821) filed on November 30, 2004.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(9)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(10)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.

(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

(14)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(15)	Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.

(17)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

(24)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 26, 2009.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.

(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.

(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011.

(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2011.

(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2011.

(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011.

(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 22, 2011.

(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

(40)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011.

(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2012.

(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012.

(44)	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(45)	Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(46)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(47)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

*	Filed herewith

**	To be filed by amendment as permitted by the 30-day grace period pursuant to Rule 405(a)(2) of Regulation S-T.