Form 10-K/A
period 2011-12-31
FIRST POTOMAC REALTY TRUST
filed 2012-03-15
CIK 1254595

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

As of February 27, 2012, there were 50,538,912 common shares of beneficial interest, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement relating to the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of First Potomac Realty Trust (the “Company”), filed with the Securities and Exchange Commission on February 29, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K using eXtensible Business Reporting Language (“XBRL”) as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2011 and 2010; (ii) Consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated statements of equity and comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to consolidated financial statements and (vi) Schedule III: Real Estate and Accumulated Depreciation.

As provided in Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Investors should continue to rely on the originally filed version of the Form 10-K in making investment decisions. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way any disclosures made in the Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on March 15, 2012.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Exhibit Index

Exhibit	Description of Document

3.1(1)	Amended and Restated Declaration of Trust of the Registrant.

3.2(2)	Articles Supplementary designating First Potomac Realty Trust’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.

3.3(3)	Form of share certificate evidencing the Company’s Common Shares.

3.4(4)	Form of share certificate evidencing the 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share.

3.5(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Amended and Restated Agreement of Limited Partnership of First Potomac Realty Investment, L.P. dated September 15, 2004.

4.2(5)	Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.3(44)	Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.4(6)	Form of First Potomac Realty Investment Limited Partnership 6.41% Senior Notes, Series A, due 2013.

4.5(7)	Form of First Potomac Realty Investment Limited Partnership 6.55% Senior Notes, Series B, due 2016.

4.6(8)	Note Purchase Agreement by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto, dated as of June 22, 2006.

4.7(45)	First Amendment, Consent and Waiver dated as of November 5, 2010, to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.8*	Second Amendment, dated as of April 15, 2011, to the Note Purchase Agreement dated as of June 22, 2006, by and among the Registrant, First Potomac Realty Investment Limited Partnership and the several Purchasers listed on the signature pages thereto.

4.9(9)	Trust Guaranty, entered into by the Registrant, dated as of June 22, 2006.

4.10(10)	Subsidiary Guaranty, dated as of June 22, 2006.

10.1(1)	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.2(1)	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership.

10.3(1)	Employment Agreement, dated October 8, 2003, by and between Barry H. Bass and First Potomac Realty Investment Limited Partnership.

10.4(1)	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership.

10.5(11)	Employment Agreement, dated February 14, 2005, by and between Joel F. Bonder and the Registrant.

10.6(12)	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership.

10.7(13)	Form of Amendment to Employment Agreement, dated December 19, 2008, by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Registrant.

10.8(1)	2003 Equity Compensation Plan.

10.9(14)	2009 Equity Compensation Plan.

10.10(15)	2009 Employee Stock Purchase Plan.

10.11(16)	Amendment No. 1 to the 2003 Equity Compensation Plan.

10.12(17)	Amendment No. 2 to the 2003 Equity Compensation Plan.

10.13(18)	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan.

10.14(35)	Amendment No. 2 to the Company’s 2009 Equity Compensation Plan.

10.15(19)	Consent to Sub-Sublease, by and among Bethesda Place II Limited Partnership, Informax, Inc. and the Registrant, dated March 31, 2005.

10.16(20)	Loan Agreement, by and among Jackson National Life Insurance Company, as lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the borrowers, dated July 18, 2005.

10.17(37)	Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent and the other lenders and agents party thereto.

10.18(38)	Consent and Reaffirmation of Guarantor, dated as of June 16, 2011, by First Potomac Realty Trust.

10.19(21)	Form of Restricted Common Shares Award Agreement for Officers.

Exhibit	Description of Document

10.20(22)	Form of 2007 Restricted Common Shares Award Agreement for Trustees.

10.21(23)	Form of 2008 Restricted Common Shares Award Agreement for Trustees.

10.22(24)	Form of 2009 Restricted Common Shares Award Agreement for Trustees.

10.23(25)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Time-Vesting).

10.24(26)	Form of 2009 Restricted Common Shares Award Agreement for Officers (Performance-Based).

10.25(27)	Form of 2010 Form of Restricted Stock Agreement (Time-Vesting).

10.26(28)	Form of 2010 Restricted Stock Agreement (Performance-Vesting).

10.27(29)	Form of 2010 Restricted Common Share Award Agreement for Trustees.

10.28(36)	Form of 2011Restricted Common Share Award Agreement for Trustees.

10.29(30)	Secured Term Loan Agreement, dated August 7, 2007, by and between First Potomac Realty Investment Limited Partnership and KeyBank National Association.

10.30(31)	Amendment No. 1 to Secured Term Loan Agreement dated as of September 30, 2007, by and between First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.31(32)	Amendment No. 2 to Secured Term Loan Agreement dated as of November 30, 2007, among First Potomac Realty Investment Limited Partnership, KeyBank National Association and PNC Bank, National Association.

10.32(33)	Amendment No. 3 to Secured Term Loan Agreement dated as of December 29, 2009, among First Potomac Realty Investment Limited Partnership, and KeyBank National Association.

10.33(46)	Amendment No. 4, dated October 27, 2010, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto.

10.34(41)	Amendment No. 5, dated September 30, 2011, by and among the Operating Partnership and KeyBank, to the Secured Term Loan Agreement, dated August 7, 2007, as amended to date, by and among the Operating Partnership, KeyBank and the other lending institutions which are a party thereto.

10.35(47)	Secured term loan agreement, dated November 10, 2010, between the Operating Partnership and KeyBank N.A.

10.36(34)	Amendment No. 1, dated as of May 10, 2011, to Secured Term Loan Agreement, dated as of November 10, 2010, by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association (as a lender and as administrative agent) and the other lenders that may become party thereto.

10.37(39)	Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto.

10.38(40)	Guaranty, dated July 18, 2011, by First Potomac Realty Trust in favor of the agent and lenders party to the Term Loan Agreement, dated as of July 18, 2011.

10.39(42)	Commitment Increase Agreement, dated as of December 29, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on the signature page thereto, KeyBank National Association, as administrative agent, and the lenders party thereto.

10.40(43)	Amendment No.1, dated as of January 27, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto.

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101**	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2011 and 2010; (ii) Consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated statements of equity and comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to consolidated financial statements and (vi) Schedule III: Real Estate and Accumulated Depreciation.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012.
**	Furnished with this Form 10-K/A.
(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-120821) filed on November 30, 2004.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011.
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006.
(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006.
(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2006.
(9)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 23, 2006.
(10)	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 23, 2006.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005.
(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.
(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.
(14)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.
(15)	Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005.
(17)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2005.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.
(24)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 26, 2009.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009.
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010.
(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2007.
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2007.
(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2011.
(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2011.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011.
(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 22, 2011.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011.
(40)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2011.
(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2011.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2012.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012.
(44)	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(45)	Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(46)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(47)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.