Form 10-Q
period 2012-03-31
FIRST POTOMAC REALTY TRUST
filed 2012-05-15
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

☒	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☐	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 14, 2012, there were 50,967,635 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST

FORM 10-Q

Explanatory Note

As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, management of First Potomac Realty Trust (the “Company”) identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2011. In response to this material weakness, on March 20, 2012, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the Company’s processes surrounding the monitoring and oversight of compliance with Company’s financial covenants. The Board of Trustees determined in late April that a more detailed, internal investigation of these matters should be undertaken by the Audit Committee of the Board of Trustees (the “Internal Investigation”), with the assistance of independent outside professionals, which Internal Investigation is ongoing. The filing of this Form 10-Q for the quarter ended March 31, 2012 was delayed due to the time required to address various matters prior to the filing thereof, including those relating to the Internal Investigation and the execution of various waivers and amendments to certain bank debt agreements. For more information regarding these matters, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Investigation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amendments to Unsecured Revolving Credit Facility, Unsecured Term Loan and Secured Term Loan” under Part I. Item 2 hereof. The Company is unable to predict the ultimate outcome of the Internal Investigation, or the timing of its completion. Notwithstanding the ongoing Internal Investigation, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

In light of the ongoing Internal Investigation, Michael H. Comer, the Company’s Chief Accounting Officer, has been performing the functions of the Company’s principal financial officer in connection with this Quarterly Report on Form 10-Q and, as such, has provided the certifications included as Exhibits 31.2 and 32.2 to this Form 10-Q. Barry H. Bass continues to serve as the Company’s Chief Financial Officer.

FIRST POTOMAC REALTY TRUST

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Rental property, net	$1,437,847	$1,439,661
Assets held for sale	2,933	5,297
Cash and cash equivalents	17,157	16,749
Escrows and reserves	18,097	18,455
Accounts and other receivables, net of allowance for doubtful accounts of $2,991 and $3,065, respectively	10,701	11,404
Accrued straight-line rents, net of allowance for doubtful accounts of $299 and $369, respectively	19,814	18,028
Notes receivable, net	54,679	54,661
Investment in affiliates	73,300	72,518
Deferred costs, net	37,241	34,683
Prepaid expenses and other assets	10,821	9,275
Intangible assets, net	56,020	59,021

Total assets	$1,738,610	$1,739,752

Liabilities:
Mortgage loans	$408,241	$432,023
Senior notes	75,000	75,000
Secured term loans	20,000	30,000
Unsecured term loan	300,000	225,000
Unsecured revolving credit facility	107,000	183,000
Accounts payable and other liabilities	54,984	53,507
Accrued interest	3,765	2,782
Rents received in advance	11,326	11,550
Tenant security deposits	5,740	5,603
Deferred market rent, net	4,537	4,815

Total liabilities	990,593	1,023,280

Noncontrolling interests in the Operating Partnership	40,044	39,981
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized; Series A Preferred Shares, $25 liquidation preference, 6,400 and 4,600 shares issued and outstanding, respectively	160,000	115,000
Common shares, $0.001 par value, 150,000 shares authorized; 50,722 and 50,321 shares issued and outstanding, respectively	51	50
Additional paid-in capital	799,605	798,171
Noncontrolling interests in consolidated partnerships	4,270	4,245
Accumulated other comprehensive loss	(5,161)	(5,849)
Dividends in excess of accumulated earnings	(250,792)	(235,126)

Total equity	707,973	676,491

Total liabilities, noncontrolling interests and equity	$1,738,610	$1,739,752

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental	$37,573	$31,639
Tenant reimbursements and other	9,199	7,902

Total revenues	46,772	39,541

Operating expenses:
Property operating	11,509	10,546
Real estate taxes and insurance	4,846	3,898
General and administrative	4,897	4,008
Acquisition costs	17	2,185
Depreciation and amortization	16,091	12,504
Impairment of real estate assets	2,751	—

Total operating expenses	40,111	33,141

Operating income	6,661	6,400

Other expenses, net:
Interest expense	11,239	8,626
Interest and other income	(1,508)	(824)
Equity in losses of affiliates	46	32

Total other expenses, net	9,777	7,834

Loss from continuing operations before income taxes	(3,116)	(1,434)
(Provision) benefit for income taxes	(61)	313

Loss from continuing operations	(3,177)	(1,121)
Loss from discontinued operations	(297)	(2,771)

Net loss	(3,474)	(3,892)

Less: Net loss attributable to noncontrolling interests	318	138

Net loss attributable to First Potomac Realty Trust	(3,156)	(3,754)
Less: Dividends on preferred shares	(2,664)	(1,783)

Net loss attributable to common shareholders	$(5,820)	$(5,537)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.11)	$(0.07)
Loss from discontinued operations	(0.01)	(0.05)

Net loss	$(0.12)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	49,781	49,234

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Comprehensive Loss

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(3,474)	$(3,892)
Unrealized gain on derivative instruments	742	257
Unrealized loss on derivative instruments	(15)	—

Total comprehensive loss	(2,747)	(3,635)
Net loss attributable to noncontrolling interests	318	138
Net unrealized gain from derivative instruments attributable to noncontrolling interests	(39)	(5)

Comprehensive loss attributable to First Potomac Realty Trust	$(2,468)	$(3,502)

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,474)	$(3,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	30	395
Impairment of real estate assets	270	2,711
Depreciation and amortization	16,337	12,710
Stock based compensation	696	691
Bad debt expense	69	330
Deferred income taxes	(100)	(313)
Amortization of deferred market rent	(20)	172
Amortization of financing costs and discounts	1,277	566
Equity in losses of affiliates	46	32
Distributions from investments in affiliates	122	9
Impairment of real estate assets	2,751	—
Changes in assets and liabilities:
Escrows and reserves	451	(5,434)
Accounts and other receivables	877	(1,630)
Accrued straight-line rents	(2,596)	(1,416)
Prepaid expenses and other assets	(213)	126
Tenant security deposits	162	230
Accounts payable and accrued expenses	2,635	140
Accrued interest	983	1,564
Rents received in advance	(253)	184
Deferred costs	(3,987)	(2,911)

Total adjustments	19,537	8,156

Net cash provided by operating activities	16,063	4,264

Cash flows from investing activities:
Purchase deposit on future acquisitions	—	(3,465)
Proceeds from sale of real estate assets	5,206	10,824
Change in escrow and reserve accounts	15	—
Acquisition of rental property and associated intangible assets	—	(9,974)
Additions to rental property	(17,207)	(6,303)
Acquisition of land parcel	—	(7,500)
Additions to construction in progress	(1,782)	(2,807)
Investment in affiliates	(949)	(260)

Net cash used in investing activities	(14,717)	(19,485)

Cash flows from financing activities:
Financing costs	(621)	(920)
Issuance of preferred shares, net	43,562	111,016
Issuance of common shares, net	3,599	—
Issuance of debt	119,000	30,000
Repayments of debt	(153,567)	(128,652)
Dividends to common shareholders	(10,108)	(10,649)
Dividends to preferred shareholders	(2,228)	—
Distributions to noncontrolling interests	(584)	(191)
Stock option exercises	9	18

Net cash (used in) provided by financing activities	(938)	622

Net increase (decrease) in cash and cash equivalents	408	(14,599)
Cash and cash equivalents, beginning of period	16,749	33,280

Cash and cash equivalents, end of period	$17,157	$18,681

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows – Continued

(unaudited)

Supplemental disclosure of cash flow information for the three months ended March 31 is as follows (amounts in thousands):

	2012	2011
Cash paid for interest, net	$9,480	$6,452
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	—	86,464
Contingent consideration recorded at acquisition	—	9,356
Conversion of Operating Partnership units into common shares	—	19
Issuance of Operating Partnership units associated with the acquisition of real estate	—	21,721

Cash paid for interest on indebtedness is net of capitalized interest of $0.8 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the Company did not pay any cash for franchise taxes levied by the city of Washington, D.C.

During the three months ended March 31, 2011, 1,300 Operating Partnership units were redeemed for an equivalent number of the Company’s common shares. No Operating Partnership units were redeemed for an equivalent number of the Company’s common shares during the three months ended March 31, 2012.

During the three months ended March 31, 2011, the Company acquired three consolidated properties at an aggregate purchase price of $131.5 million, including the assumption of $86.5 million of mortgage debt and the issuance of 1,418,715 Operating Partnership units valued at $21.7 million on the date of acquisition. The 2011 acquisitions included 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation.

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of March 31, 2012, owned a 94.6% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At March 31, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 1.0 million square feet through six unconsolidated joint ventures. The Company also owned land that can support development of approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.0% occupied by 610 tenants at March 31, 2012. The Company did not include square footage that was in development or redevelopment, which totaled 0.5 million square feet at March 31, 2012, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of March 31, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent. The U.S. Government accounted for approximately 11% of the Company’s outstanding accounts receivables at March 31, 2012. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and as updated from time to time in other filings with the Securities and Exchange Commission.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of its operations, its comprehensive loss and its cash flows for the three months ended March 31, 2012 and 2011. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utility expense and snow and ice removal costs.

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

(c) Rental Property

Rental property is initially recorded at fair value, if acquired in a business combination, or initial cost when constructed or acquired in an asset purchase, less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at fair value when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s assets, by class, are as follows:

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Lease related intangible assets	The term of the related lease
Tenant improvements	Shorter of the useful life of the asset or the term of the related lease

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property less anticipated selling costs. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.

The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, the Company’s Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies will exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will cease depreciation of the asset. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the held-for-sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition.

The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three months ended March 31, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

The Company will establish a provision for anticipated credit losses associated with its notes receivable and debt investments when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during the three months ended March 31, 2012 and 2011.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties that were disposed of after March 31, 2011 as discontinued operations. For more information, see footnote 7, Discontinued Operations.

(f) Application of New Accounting Standards

In June 2011, new accounting guidance was issued that allows only two options for presenting the components of net income (loss) and comprehensive income (loss): (1) in a single continuous financial statement, a statement of comprehensive income (loss), or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income (loss). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the consolidated financial statements. In the fourth quarter of 2011, the requirements to present reclassifications from other comprehensive income to net income were indefinitely deferred. The requirements to present comprehensive income in one of the options mentioned above were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the new requirements on January 1, 2012. The Company’s adoption of this update changed the order in which its condensed consolidated financial statements are presented as the Company elected to present a separate statement of comprehensive loss.

In May 2011, additional disclosure requirements were issued that impact the Company’s disclosure of fair value measurements. The new requirements include: (1) quantitative disclosure about the Company’s Level 3 unobservable inputs and information about the Company’s valuation process and other qualitative information; (2) disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy; and (3) for items not measured at fair value, but for which the fair value is required to be disclosed, a description of the level in which the fair value measurements were determined. The Company adopted these requirements, which did not have a material impact on its condensed consolidated financial statements, on January 1, 2012.

(3)	Earnings Per Share

Basic earnings or loss per share (“EPS”) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented, which include stock options, non-vested shares, preferred shares and exchangeable senior notes. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in total earnings attributable to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(3,177)	$(1,121)
Loss from discontinued operations	(297)	(2,771)

Net loss	(3,474)	(3,892)
Less: Net loss from continuing operations attributable to noncontrolling interests	302	70
Less: Net loss from discontinued operations attributable to noncontrolling interests	16	68

Net loss attributable to First Potomac Realty Trust	(3,156)	(3,754)
Less: Dividends on preferred shares	(2,664)	(1,783)

Net loss available to common shareholders	(5,820)	(5,537)
Less: Allocation to participating securities	(141)	(137)

Net loss attributable to common shareholders	$(5,961)	$(5,674)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding – basic and diluted	49,781	49,234
Basic and diluted earnings per share:
Loss from continuing operations	$(0.11)	$(0.07)
Loss from discontinued operations	(0.01)	(0.05)

Net loss	$(0.12)	$(0.12)

In accordance with accounting requirements regarding earnings per share, the Company did not include the following potential common shares in its calculation of diluted earnings per share as they are anti-dilutive (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Stock option awards	1,462	902
Non-vested share awards	521	421
Conversion of Exchangeable Senior Notes(1)	—	854
Series A Preferred Shares(2)	9,218	7,302

	11,201	9,479

(1)

On December 15, 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes. At March 31, 2011, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 common shares.

(2)

The Company’s Series A Preferred Shares, which have a $25 per share liquidation value, are only convertible into the Company’s common shares upon certain changes in control of the Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price. In March 2012, the Company issued an additional 1.8 million Series A Preferred Shares.

(4)	Rental Property

Rental property represents property, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$387,227	$384,409
Buildings and improvements	1,061,005	1,052,341
Construction in process	57,081	70,362
Tenant improvements	125,705	116,148
Furniture, fixtures and equipment	5,415	5,400

	1,636,433	1,628,660
Less: accumulated depreciation	(198,586)	(188,999)

	$1,437,847	$1,439,661

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of March 31, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	713	—	$—	135	$2,755
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	209	12,044
Southern Virginia	841	166	582	—	—

	2,372	166	$582	344	$14,799

(1)	Costs to date of redevelopment activities excludes tenant improvements and leasing commissions.

At March 31, 2012, the Company had substantially completed development and redevelopment activities that have yet to be placed in service on 209,000 square feet, at a cost of $12.0 million, in its Northern Virginia reporting segment. The majority of the costs on the construction projects to be placed in service relate to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

During the first quarter of 2012, the Company completed and placed in-service development and redevelopment efforts totaling 93,000 square feet at Sterling Park Business Center and Three Flint Hill, at a cost of $7.2 million, in its Northern Virginia reporting segment.

(5)	Notes Receivable

Below is a summary of the Company’s notes receivable at March 31, 2012 (dollars in thousands):

	Balance at March 31, 2012
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(200)	$24,800	12.5%	950 F Street, NW
April 2011	30,000	(121)	29,879	9.0%	America’s Square

	$55,000	$(321)	$54,679

	Balance at December 31, 2011
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(211)	$24,789	12.5%	950 F Street, NW
April 2011	30,000	(128)	29,872	9.0%	America’s Square

	$55,000	$(339)	$54,661

During the three months ended March 31, 2012 and 2011, the Company recorded interest income of $1.5 million and $0.8 million, respectively, related to its notes receivable.

The notes require monthly payments of interest to the Company. During the three months ended March 31, 2012 and 2011, the Company recorded income from the amortization of origination costs of $17 thousand and $10 thousand, respectively, within “Interest and other income” in its consolidated statements of operations.

(6)	Investment in Affiliates

The Company owns an interest in several properties in which it does not control the activities that are most significant to the operations of the properties. As a result, the assets, liabilities and operating results of these noncontrolled properties are not consolidated within the Company’s condensed consolidated financial statements. The Company’s investment in these properties is recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investment in affiliates consisted of the following at March 31, 2012 (dollars in thousands):

	Reporting Segment	Ownership Interest	Company Investment
1200 17th Street, NW	Washington, D.C.	95%	$21,279
Metro Place III & IV	Northern Virginia	51%	27,926
1750 H Street, NW	Washington, D.C.	50%	16,573
Aviation Business Park	Maryland	50%	4,658
RiversPark I and II	Maryland	25%	2,864

			$73,300

The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Assets:
Rental property, net	$242,311	$242,767
Cash and cash equivalents	6,465	4,009
Other assets	21,194	22,734

Total assets	269,970	269,510

Liabilities:
Mortgage loans(1)	131,639	132,370
Other liabilities	7,786	7,207

Total liabilities	139,425	139,577

Net assets	$130,545	$129,933

(1)

Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company. The fair value of the potential liability to the Company is inconsequential as the likelihood of the debt being called is remote.

The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in losses of affiliates.” The following table summarizes the results of operations of the Company’s unconsolidated joint ventures, which due to its varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in its consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Total revenues	$6,080	$3,078
Total operating expenses	(1,768)	(1,136)

Net operating income	4,312	1,942
Depreciation and amortization	(3,168)	(1,302)
Other expenses, net	(1,082)	(723)

Net income (loss)	$62	$(83)

The Company earns various fees from several of its joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized $79 thousand and $48 thousand in fees from joint ventures during the three months ended March 31, 2012 and 2011, respectively.

(7)	Discontinued Operations

In March 2012, the Company sold its Airpark Place Business Center property, a three-building, 82,400 square foot business park in Gaithersburg, Maryland for net sale proceeds of $5.2 million. During 2011, the Company recorded impairment charges totaling $3.6 million and, during the first quarter of 2012, recorded an immaterial impairment charge based on the difference between the contractual sales price less anticipated selling costs and the carrying value of the property.

During the first quarter of 2012, the Company entered into a contract, which became binding in April 2012, to sell Woodlands Business Center, a 38,000 square foot office building in Largo, Maryland, which the Company acquired as part of a portfolio acquisition in 2004. The property was sold in May 2012 for net proceeds of $2.9 million. The Company recorded impairment charges of $1.6 million in 2011 and $0.2 million in the first quarter of 2012 based on the difference between the contractual sales price less anticipated selling costs and the carrying value of the property. As of March 31, 2012, the Woodlands Business Center property met the GAAP held for sale criteria and, therefore, the property’s assets were classified within “Assets held for sale” and the property’s liabilities, which were immaterial, were classified within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.

In the second quarter of 2011, the Company sold its Gateway West property in Westminster, Maryland, which was acquired as part of a portfolio acquisition in 2004. Based on the contractual sales price less anticipated selling costs, the Company recorded a $2.7 million impairment charge related to the sale during the first quarter of 2011.

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented:

	Reporting Segment	Disposition Date		Property Type	Square Feet
Woodlands Business Center	Maryland	5/8/2012	(1)	Office	37,887
Airpark Place Business Center	Maryland	3/22/2012		Business Park	82,429
Aquia Commerce Center I & II	Northern Virginia	6/22/2011		Office	64,488
Gateway West	Maryland	5/27/2011		Office	111,481
Old Courthouse Square	Maryland	2/18/2011		Retail	201,208

(1)	The property was classified as held-for-sale at March 31, 2012.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during the three months ended March 31, 2012 and 2011.

The following table summarizes the components of net loss from discontinued operations (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$208	$974
Net loss, before taxes	(297)	(2,771)

(8)	Debt

The Company’s borrowings consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through June 2021	$408,241	$432,023
Series A senior notes, effective interest rate of 6.41%, maturing June 2013(1)	37,500	37,500
Series B senior notes, effective interest rate of 6.55%, maturing June 2016(1)	37,500	37,500
Secured term loan, effective interest rate of LIBOR plus 4.50%, with maturity dates in January 2013 and 2014(2)(3)	20,000	30,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.15% to LIBOR plus 2.30%, with staggered maturity dates ranging from July 2016 to July 2018(3)(4)	300,000	225,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.50%, maturing January 2015(3)(5)	107,000	183,000

	$910,241	$945,023

(1)	Subsequent to March 31, 2012, a prepayment notice was sent with respect to the senior notes. See Note 16, Subsequent Events.
(2)	In January 2012, the Company repaid $10.0 million of the loan’s outstanding balance.
(3)	At March 31, 2012, LIBOR was 0.24%.
(4)	In February 2012, the Company increased its unsecured term loan by $75.0 million to $300.0 million.
(5)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at March 31, 2012 and December 31, 2011 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	March 31, 2012	December 31, 2011
Campus at Metro Park North(1)	7.11%	5.25%		February 2012	$—	$21,692
One Fair Oaks(2)	6.31%	6.72%		June 2012	52,502	52,604
1434 Crossways Blvd Building II	7.05%	5.38%		August 2012	8,999	9,099
Crossways Commerce Center	6.70%	6.70%		October 2012	23,600	23,720
Newington Business Park Center	6.70%	6.70%		October 2012	14,886	14,963
Prosperity Business Center	6.25%	5.75%		January 2013	3,346	3,381
Cedar Hill	6.00%	6.58%		February 2013	15,731	15,838
Merrill Lynch Building	6.00%	7.29%		February 2013	13,502	13,571
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	7,871	7,943
Linden Business Center	6.01%	5.58%		October 2013	6,875	6,918
840 First Street, NE	5.18%	6.05%		October 2013	55,486	55,745
Owings Mills Business Center	5.85%	5.75%		March 2014	5,310	5,338
Annapolis Business Center	5.74%	6.25%		June 2014	8,326	8,360
Cloverleaf Center	6.75%	6.75%		October 2014	16,829	16,908
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and 15395 John Marshall Highway	5.19%	5.19%		August 2015	97,301	97,681
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	489	520
Building C	7.88%	6.63%		December 2017	889	920
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,288	1,369
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,192	2,235
Mercedes Center– Note 1	4.67%	6.04%		January 2016	4,704	4,713
Mercedes Center – Note 2	6.57%	6.30%		January 2016	9,666	9,722
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	971	1,016
Hillside Center	5.75%	4.62%		December 2016	14,026	14,122
500 First Street, NW	5.72%	5.79%		July 2020	38,143	38,277
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,113	4,149
Airpark Business Center	7.45%	6.63%		June 2021	1,196	1,219

		5.97	%(3)		408,241	432,023
Unamortized fair value adjustments					(932)	(1,147)

Mortgage loans principal					$407,309	$430,876

(1)	The loan was repaid in February 2012 with borrowings on the Company’s unsecured revolving credit facility.
(2)

The Company intends to refinance the mortgage loan or, if it does not find refinancing terms acceptable, repay the loan with proceeds of additional borrowings under the unsecured revolving credit facility.

(3)	Weighted average interest rate on total mortgage debt.

(b) Term Loans

Unsecured Term Loan

In February 2012, the Company expanded its unsecured term loan from $225.0 million to $300.0 million and used the proceeds to pay down $73.0 million of the outstanding balance under its unsecured revolving credit facility and for other general corporate purposes.

The table below shows the outstanding balances of the three tranches of the $300.0 million unsecured term loan at March 31, 2012 (dollars in thousands):

	Maturity Date	Amount	Interest Rate
Tranche A	July 2016	$60,000	LIBOR, plus 215 basis points
Tranche B	July 2017	147,500	LIBOR, plus 225 basis points
Tranche C	July 2018	92,500	LIBOR, plus 230 basis points

		$300,000

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

Secured Term Loan

On January 13, 2012, the Company repaid $10.0 million of the outstanding balance on its secured term loan with borrowings under its unsecured revolving credit facility. Of the $20.0 million balance at March 31, 2012, $10.0 million matures in January 2013 and $10.0 million matures in January 2014. At March 31, 2012, the loan’s applicable interest rate was LIBOR plus 450 basis points, which will increase to 550 basis points in January 2013. Interest on the loan is payable on a monthly basis. The Company’s secured term loan contains several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the loan and accrued interest to become immediately due and payable.

(c) Unsecured Revolving Credit Facility

During the first quarter of 2012, the Company repaid $120.0 million of the outstanding balance of its unsecured revolving credit facility with proceeds from the expansion of its unsecured term loan, the issuance of its Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) and available cash. During the first quarter of 2012, the Company borrowed $44.0 million on its unsecured revolving credit facility, which was used to repay the outstanding balance on a mortgage loan, to make a $10.0 million principal payment on a secured term loan and for general corporate purposes. The weighted average borrowings outstanding on the unsecured revolving credit facility were $161.0 million with a weighted average interest rate of 2.8% for the three months ended March 31, 2012, compared with $114.6 million and 3.3%, respectively, for the three months ended March 31, 2011. The Company’s maximum outstanding borrowings were $198.0 million and $191.0 million during the three months ended March 2012 and 2011, respectively. At March 31, 2012, outstanding borrowings under the unsecured revolving credit facility were $107.0 million with a weighted average interest rate of 2.7%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of March 31, 2012, the available capacity under the unsecured revolving credit facility was $148.0 million. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants.

(d) Interest Rate Swap Agreements

During the first quarter of 2012, the Company entered into four interest rate swap agreements that fixed LIBOR on $75.0 million of its variable rate debt. At March 31, 2012, the Company had fixed LIBOR, at a weighted average interest rate of 1.6328%, on $275.0 million of its variable rate debt through ten interest rate swap agreements. See footnote 10, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

(e) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2012, after giving effect to the amendments described in Note 16, Subsequent Events, the Company was in compliance with all of the financial covenants of its unsecured term loan, secured term loan and unsecured revolving credit facility (together “Bank Debt”). In connection with the Internal Investigation and the review of the Company’s financial and other non-financial covenants contained in its Bank Debt and its 6.41% Series A Senior Notes and 6.55% Series B Senior Notes (collectively, the “Senior Notes”) agreements and further clarification provided as a result of such review, the Company determined it would not have been in compliance with certain of the financial covenants under the documents governing the Senior Notes, as of March 31, 2012, and for one or more prior periods, including the fourth quarter of 2010. However, in connection with the amendments to the Bank Debt agreements, the lenders under the Bank Debt agreements waived, among other things, any cross-defaults with respect to financial covenant non-compliance under the Senior Notes that may have existed with respect to periods prior to the date of such amendments. As a result, any financial covenant non-compliance under the Senior Notes would not create an event of default under the Company’s Bank Debt agreements. Furthermore, the sole remedy available to the holders of the Senior Notes upon the occurrence of an event of default is to accelerate the maturity thereof and to receive a make-whole amount in connection therewith. The Company already sent notices of prepayment to the holders of the Senior Notes on May 11, 2012, pursuant to which the Senior Notes will be repaid on or prior to June 11, 2012, including the payment of a make-whole amount (see footnote 16, Subsequent Events, for further discussion).

The Company’s continued ability to borrow under the revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the credit facility. These debt agreements also contain cross-default provisions that would be triggered if the Company is in default under other loans, including mortgage loans, in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

(9)	Income Taxes

The Company owns properties located in Washington, D.C. that are subject to local income based franchise taxes at an effective rate of 9.975%. During the three months ended March 31, 2012, the Company recognized a provision for income taxes of $0.1 million and recognized a benefit from income taxes of $0.3 million during the three months ended March 31, 2011. The Company also has interests in two unconsolidated joint ventures that own real estate in Washington, D.C. that are subject to the franchise tax. The impact for income taxes related to these unconsolidated joint ventures is reflected within “Equity in losses of affiliates” in the Company’s consolidated statements of operations.

The Company recognizes deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company expects to amortize its current deferred tax assets over the life of their respective underlying assets or 39 years. The Company’s deferred tax assets and liabilities are primarily associated with differences in the GAAP and tax basis of recently acquired real estate assets, particularly acquisition costs, but also including intangible assets and deferred market rent assets and liabilities, that are associated with properties located in Washington, D.C. and recorded in its consolidated balance sheets.

The Company has not recorded a valuation allowance as it determined that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has not recognized any deferred tax assets or liabilities as a result of uncertain tax positions and has no material net operating loss, capital loss or alternative minimum tax carryovers. There was no benefit or provision for income taxes associated with the Company’s discontinued operations for any period presented. At March 31, 2012 and December 31, 2011, the Company had deferred tax assets totaling $2.1 million and $1.4 million, respectively, and deferred tax liabilities totaling $5.5 million and $5.0 million, respectively. At March 31, 2012 and December 31, 2011, the Company recorded its deferred tax assets within “Prepaid expenses and other assets” and recorded its deferred tax liabilities within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.

As the Company believes it both qualifies as a REIT and will not be subject to federal income tax, a reconciliation between the income tax provision calculated at the statutory federal income tax rate and the actual income tax provision has not been provided.

(10)	Derivative Instruments

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

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. During the first quarter of 2012, the Company entered into four interest rate swap agreements that fixed LIBOR on $75.0 million of its variable rate debt. At March 31, 2012, the Company had fixed LIBOR at a weighted average rate of 1.6328% on $275.0 million of its variable rate debt through ten interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%

		$275,000

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any cash received or paid as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any ineffectiveness associated with its cash flow hedges during the three months ended March 31, 2012 and 2011, which would have been recorded in earnings, and does not expect any future ineffectiveness. Therefore, no amounts have been or are expected to be reclassified from “Accumulated other comprehensive loss” into earnings.

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

The three levels are as follows:

Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	Balance at March 31, 2012	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$18,516	$—	$2,929	$15,587
Recurring Measurements:
Derivative instrument-swap assets	344	—	344	—
Derivative instrument-swap liabilities	5,746	—	5,746	—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,448	—	—	1,448
840 First Street, NE	745	—	—	745

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$10,583	$—	$5,250	$5,333
Recurring Measurements:
Derivative instrument-swap liabilities	6,129	—	6,129	—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,448	—	—	1,448
840 First Street, NE	745	—	—	745

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

During the first quarter of 2012, the Company reduced its intended holding period for its Owings Mills Business Park property, which is located in the Company’s Maryland reporting segment. Based on an analysis of the property’s cash flows over the Company’s reduced holding period for the property, the Company recorded an impairment charge of $2.8 million in the first quarter of 2012. The Company determined the fair value of the property through an assessment of market data and through an income approach based on discounted cash flows of the future operations and disposition of the property over a reduced holding period.

In April 2012, the Company entered into a binding contract to sell its Woodlands Business Center property and recorded an additional impairment charge of $0.2 million to reduce the Woodlands Business Center property’s carrying value to reflect its fair value, less anticipated selling costs at March 31, 2012. The property was sold in May 2012 for net proceeds of $2.9 million. As of March 31, 2012, the Woodlands Business Center property met the GAAP guidelines to classify its assets and liabilities as held-for-sale in the Company’s consolidated balance sheets and reflected its operating results as discontinued operations in the Company’s consolidated statements of operations for each of the periods presented.

During the fourth quarter of 2011, the Company reduced its intended holding period for its Woodlands Business Center and Goldenrod Lane properties, which are both located in the Company’s Maryland reporting segment. Based on an analysis of each property’s cash flows over the Company’s reduced holding period for each respective property, the Company recorded impairment charges of $1.6 million and $0.9 million, respectively, in the fourth quarter of 2011. The Company determined the fair value of the properties through an assessment of market data and through an income approach based on discounted cash flows anticipated over a reduced holding period. The Company signed an agreement to sell its Goldenrod property in April 2012. The sale is expected to close during the second quarter of 2012.

During the third quarter of 2011, the Company reduced its intended holding period for its Airpark Place Business Center property, which is located in its Maryland reporting segment. Based on an analysis of the property’s anticipated cash flows over the Company’s reduced holding period for the property, the Company recorded an impairment charge of $3.1 million in the third quarter of 2011. In January 2012, the Company entered into a binding contract to sell the property and recorded an impairment charge of $0.4 million to reduce the property’s carrying value to reflect its fair value, less anticipated selling costs at December 31, 2011. The property was sold in March 2012 for net proceeds of $5.2 million. The Company determined the fair value of the property based on the execution of a contract to sell.

For the three months ended March 31, 2012 and 2011, the Company incurred impairment charges of $3.0 million and $2.7 million, respectively. The Company recorded the $2.8 million Owings Mills Business Park impairment charge described above within continuing operations on its consolidated statements of operations. The remaining impairment charges incurred during the three months ended March 31, 2012 and 2011 relate to properties that were or will be subsequently disposed of, including Woodlands Business Center, which was sold in May 2012, and are recorded within discontinued operations in the Company’s consolidated statements of operations.

Interest Rate Derivatives

During the first quarter of 2012, the Company entered into four interest rate swap agreements that fixed LIBOR on $75.0 million of its variable rate debt. At March 31, 2012, the Company had fixed LIBOR, at a weighted average rate of 1.6328%, on $275.0 million of its variable rate debt through ten interest rate swap agreements. See footnote 10, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

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

Contingent Consideration

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At March 31, 2012, the contingent consideration obligation was $0.7 million, which may result in the issuance of additional units dependent upon the leasing of any of the vacant space.

The Company has a contingent consideration obligation associated with the 2009 acquisition of Corporate Campus at Ashburn Center. As part of the acquisition price of Corporate Campus at Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At March 31, 2012, the contingent consideration obligation was $1.4 million.

The Company did not recognize any additional gains or losses associated with its contingent consideration, as there was no change in the fair value of the contingent consideration, for the three months ended March 31, 2012 and 2011.

With the exception of its contingent consideration obligations, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the three months ended March 31, 2012 and 2011. Also, no transfers into and out of fair value measurements levels for assets or liabilities that are measured on a recurring basis occurred during the three months ended March 31, 2012 and 2011.

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. The Company determines the fair value of its notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The Company deems the fair value measurement of its debt instruments as a Level 2 measurement as the Company uses quoted interests rates for similar debt instruments to value its debt instruments. The Company also uses quoted market interest rates to value its notes receivable, which the Company considers a Level 2 measurement as it does not believe notes receivable trade in an active market.

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at March 31, 2012 and December 31, 2011 are as follows (amounts in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,679	$55,000	$54,661	$55,000

Financial Liabilities:
Mortgage debt	$408,241	$416,942	$432,023	$437,593
Series A senior notes	37,500	39,098	37,500	39,128
Series B senior notes	37,500	41,904	37,500	41,383
Secured term loan(2)	20,000	20,265	30,000	29,990
Unsecured term loan(3)	300,000	300,376	225,000	224,388
Unsecured revolving credit facility	107,000	107,518	183,000	182,740

Total	$910,241	$926,103	$945,023	$955,222

(1)	The face value of the Company’s notes receivable was $55.0 million at March 31, 2012 and December 31, 2011.
(2)	During the first quarter of 2012, the Company made a $10.0 million principal payment on its secured term loan.
(3)	During the first quarter of 2012, the Company expanded its unsecured term loan by $75.0 million.

(12)	Equity

In March 2012, the Company issued 1.8 million additional Series A Preferred Shares with a liquidation preference of $25.00 per share, which generated net proceeds of approximately $44 million. The issuance costs were recorded as a reduction to the Company’s “Additional paid in capital” in its consolidated balance sheets. Dividends on the additional Series A Preferred Shares are cumulative and payable on a quarterly basis beginning on May 15, 2012, at a rate of 7.750%. The Series A Preferred Shares are convertible into the Company’s common shares upon certain changes in control of the Company and have no maturity date or voting rights. The Company can redeem the Series A Preferred Shares, at their par value plus accrued and unpaid dividends, any time after January 18, 2016. The Company used the net proceeds from the issuance of the additional Series A Preferred Shares to repay a portion of the outstanding balance on its unsecured revolving credit facility. The offering was a reopening of the Company’s original issuance of the Series A Preferred Shares, which occurred in January 2011.

During the first quarter of 2012, the Company sold 245,000 common shares through its controlled equity offering program at a weighted average offering price of $14.83 per common share, generating net proceeds of $3.6 million. The Company used the proceeds for general corporate purposes. At March 31, 2012, the Company had 4.3 million common shares available for issuance under its controlled equity offering program.

On February 10, 2012, the Company paid a dividend of $0.20 per common share to common shareholders of record as of February 3, 2012 and, on February 15, 2012, paid a dividend of $0.484375 per share to preferred shareholders of record as of February 3, 2012. On April 24, 2012, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend was paid on May 11, 2012 to common shareholders of record as of May 4, 2012. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on May 15, 2012 to preferred shareholders of record as of May 4, 2012. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common shares, the Operating Partnership distributes an equivalent distribution on its Operating Partnership common units.

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

As a result of the redemption feature of the Operating Partnership units requiring delivery of registered shares of the Company, the noncontrolling interests associated with the Operating Partnerhsip are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2011	$672,246	$4,245	$676,491	$39,981
Net (loss) income	(3,156)	17	(3,139)	(335)
Changes in ownership, net	46,262	8	46,270	942
Distributions to owners	(12,337)	—	(12,337)	(583)
Other comprehensive income	688	—	688	39

Balance at March 31, 2012	$703,703	$4,270	$707,973	$40,044

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2010	$614,983	$3,077	$618,060	$16,122
Net loss	(3,754)	(2)	(3,756)	(136)
Changes in ownership, net	110,430	2	110,424	21,620
Distributions to owners	(10,649)	—	(10,641)	(191)
Other comprehensive income	252	—	252	5

Balance at March 31, 2011	$711,262	$3,077	$714,339	$37,420

A summary of the Company’s accumulated other comprehensive loss is as follows (amounts in thousands):

	2012	2011
Beginning balance at January 1,	$(5,849)	$(545)
Net unrealized gain on derivative instruments	727	257
Net unrealized gain attributable to noncontrolling interests	(39)	(5)

Ending balance at March 31,	$(5,161)	$(293)

(13)	Noncontrolling Interests

(a) Noncontrolling Interests in the Operating Partnership

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at March 31, 2012, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $35.3 million. At March 31, 2012, the Company recorded an adjustment of $3.1 million to present certain noncontrolling interests at the greater of their carrying value or redemption value.

At March 31, 2012 and December 31, 2011, 2,920,561 of the total common Operating Partnership units were not owned by the Company. There were no common Operating Partnership units redeemed for common shares or with available cash during the three months ended March 31, 2012.

(b) Noncontrolling Interests in the Consolidated Partnerships

When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities and operating results within its condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in the Company’s consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net loss attributable to noncontrolling interests” in the Company’s consolidated statements of operations.

At March 31, 2012, the Company’s consolidated joint ventures owned the following properties:

Property	Acquisition Date	Reporting Segment	First Potomac Controlling Interest	Square Footage
1005 First Street, NE	August 2011	Washington, D.C.	97%	30,414	(1)
Redland Corporate Center	November 2010	Maryland	97%	348,469

(1)

The site is currently occupied by Greyhound Bus Lines, Inc., which has announced its intention to relocate. Upon the tenant leaving, the Company intends on re-developing the site, which can accommodate up to 712,000 square feet of office space.

(14)	Share-Based Compensation

The Company records costs related to its share-based compensation based on the grant-date fair value calculated in accordance with GAAP. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for each award and these costs are recorded within “General and administrative expense” or “Property operating expense” in the Company’s consolidated statements of operations based on the employee’s job function.

Stock Options Summary

During the first quarter of 2012, the Company awarded 627,500 stock options, which consisted of 500,000 stock options awarded to an officer and 127,500 stock options awarded to its non-officer employees. The stock options issued to the officer vest ratably over an eight-year service period. The options vest 12.5% on the first anniversary of the date of the grant and 3.125% in each subsequent calendar quarter. The stock options issued to its non-officer employees vest ratably over a four-year service period. The options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. Both stock option awards described above have a 10-year contractual life. The Company recognized compensation expense related to stock options of $130 thousand and $65 thousand during the three months ended March 31, 2012 and 2011, respectively.

A summary of the Company’s stock option activity during the three months ended March 31, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	887,168	$16.76	4.4 years	$293,930
Granted	627,500	14.70
Exercised	(907)	10.43
Forfeited	(7,969)	17.89

Outstanding at March 31, 2012	1,505,792	$15.90	6.5 years	$188,026

Exercisable at March 31, 2012	734,146	$17.17	3.3 years	$135,865
Options expected to vest, subsequent to March 31, 2012	736,991	$14.71	9.5 years	$49,031

As of March 31, 2012, the Company had $2.4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 6.1 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding period that is equivalent to the award’s expected life, which in management’s opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The assumptions used in the fair value determination of stock options granted to employees in 2012 are summarized as follows:

Non-Officer Stock Option Award

Risk-free interest rate	0.83%
Expected volatility	50.7%
Expected dividend yield	5.71%
Weighted average expected life of options	5 years

Officer Stock Option Award

Risk-free interest rate	1.39%
Expected volatility	44.3%
Expected dividend yield	5.71%
Weighted average expected life of options	7 years

The weighted average grant date fair value of the stock options issued during the three months ended March 31, 2012 was $3.27 per share.

Option Exercises

The Company received approximately $9 thousand and $18 thousand from the exercise of stock options during the three months ended March 31, 2012 and 2011, respectively. New common shares are issued as a result of stock option exercises. The total intrinsic value of options exercised during the quarter ended March 31, 2012 and 2011 were $3 thousand and $10 thousand, respectively.

Non-vested share awards

The Company issues non-vested share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards. In February 2012, the Company granted 249,654 restricted common shares to its officers. The non-vested shares will vest ratably over a five year term and fair value was determined based on the share price of the underlying common shares on the date of issuance.

The Company recognized $0.6 million of compensation expense associated with its non-vested share awards during both the three months ended March 31, 2012 and 2011. Dividends on all non-vested share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of dividends over earnings related to participating securities are shown as a reduction in income available to common shareholders in the Company’s computation of EPS.

A summary of the Company’s non-vested share awards as of March 31, 2012 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	748,968	$12.67
Granted	249,654	14.32
Vested	(109,282)	16.00
Expired	(61,932)	11.36

Non-vested at March 31, 2012	827,408	$12.83

As of March 31, 2012, the Company had $6.7 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 4.0 years.

(15)	Segment Information

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

The results of operations for the Company’s four reportable segments are as follows (dollars in thousands):

	Three Months Ended March 31, 2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	66	4	55	57	182
Square feet	3,878,306	666,714	3,665,510	5,649,491	13,860,021
Total revenues	$14,406	$6,826	$13,315	$12,225	$46,772
Property operating expense	(3,828)	(1,188)	(3,113)	(3,380)	(11,509)
Real estate taxes and insurance	(1,209)	(1,042)	(1,551)	(1,044)	(4,846)

Total property operating income	$9,369	$4,596	$8,651	$7,801	30,417

Depreciation and amortization expense					(16,091)
General and administrative					(4,897)
Acquisition costs					(17)
Impairment of real estate assets					(2,751)
Other expenses, net					(9,777)
Provision for income taxes					(61)
Loss from discontinued operations					(297)

Net loss					$(3,474)

Total assets(1)(2)	$497,880	$331,971	$458,094	$366,192	$1,738,610

Capital expenditures(3)	$8,052	$863	$6,458	$3,012	$18,989

	Three Months Ended March 31, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	71	4	57	55	187
Square feet	3,986,034	633,452	3,512,734	5,361,332	13,493,552
Total revenues	$12,874	$3,572	$10,527	$12,568	$39,541
Property operating expense	(3,745)	(721)	(2,978)	(3,102)	(10,546)
Real estate taxes and insurance	(1,120)	(573)	(1,188)	(1,017)	(3,898)

Total property operating income	$8,009	$2,278	$6,361	$8,449	25,097

Depreciation and amortization expense					(12,504)
General and administrative					(4,008)
Acquisition costs					(2,185)
Other expenses, net					(7,834)
Benefit from income taxes					313
Loss from discontinued operations					(2,771)

Net loss					$(3,892)

Total assets(1)(2)	$482,565	$265,313	$367,836	$340,953	$1,521,016

Capital expenditures(3)	$2,799	$260	$3,608	$1,755	$9,110

(1)

Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see footnote 6, Investment in Affiliates.

(2)	Corporate assets not allocated to any of our reportable segments totaled $84,473 and $64,349 at March 31, 2012 and 2011, respectively.
(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $604 and $688 at March 31, 2012 and 2011, respectively.

(16)	Subsequent Events

On May 10, 2012, the Company and its Bank Debt lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In addition, the unsecured revolving credit facility and the unsecured term loan were amended to give the lenders the right, at their option, to record mortgages on substantially all of the Company’s unencumbered properties. The unsecured term loan also was amended to convert the fixed interest rate spread over LIBOR to an interest rate spread that is floating based on the Company’s leverage levels, which will have the effect of initially increasing the pricing of the unsecured term loan by 25 basis points. Pricing can increase by an additional 25 basis points to the extent the Company’s leverage levels increase further or can revert to the original pricing if the Company’s leverage ratio improves. In connection with these amendments, the lenders under those loan agreements waived (i) all financial covenant non-compliance, if any, and any cross-defaults related thereto, that may have existed with respect to periods prior to the date of such amendments and (ii) any claim to increased or additional interest that may have accrued and been owing by the Company as a result of any such default or event of default described in clause (i). Such waivers are effective with respect to such default or event of default, if any, as of the date such default or event of default occurred. The Company paid $1.2 million in financing costs to amend its unsecured revolving credit facility, unsecured term loan and secured term loan, half of which the Company anticipates expensing in the second quarter of 2012.

On May 11, 2012, the Company delivered notices regarding its intention to prepay in full the $37.5 million principal amount outstanding under each of its Series A and Series B Senior Notes, for an aggregate principal amount of $75.0 million, plus accrued interest to the prepayment date and an estimated $10.5 million make-whole amount, in accordance with the optional prepayment provisions governing the Senior Notes. The Company intends to draw on its unsecured revolving credit facility to finance the prepayment, which is expected to occur on or prior to June 11, 2012. As of the date of this filing, the Company has $141.0 million available under its unsecured revolving credit facility. The make-whole payment of $10.5 million and the extinguishment of unamortized deferred financing costs of $0.1 million will be recorded as a loss on early debt extinguishment in the second quarter of 2012, which is expected to be partially offset by a decrease in interest expense as a result of the lower interest rate on the Company’s unsecured credit facility, compared with the interest rate of the Senior Notes.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2011. In response to this material weakness, on March 20, 2012, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the Company’s processes surrounding the monitoring and oversight of compliance with the Company’s financial covenants. The Board of Trustees determined in late April that a more detailed, internal investigation of these matters should be undertaken by the Audit Committee of the Board of Trustees (the “Internal Investigation”), with the assistance of independent outside professionals, which Internal Investigation is ongoing. The Company is unable to predict the ultimate outcome of the investigation, or the timing of its completion. See “Risk Factors—The Audit Committee of the Board of Trustees currently is conducting an internal investigation to review the facts and circumstances relating to management’s identification of a material weakness in our internal control over financial reporting as of December 31, 2011, and the processes surrounding the monitoring and oversight of compliance with our financial covenants. We are unable to predict the ultimate outcome and potential impact of the investigation, or the timing of its completion. In addition, we may be required to incur substantial costs and divert management resources in connection with the internal investigation and any related remedial measures, which could have a material adverse effect on our business, financial condition and results of operations.”

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of March 31, 2012, owned a 94.6% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.

At March 31, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 1.0 million square feet through six unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.0% occupied by 610 tenants. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.5 million square feet at March 31, 2012. The Company derives substantially all of its revenue from leases of space within its properties. As of March 31, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent.

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

Executive Summary

For the three months ended March 31, 2012, the Company incurred a net loss of $3.5 million compared with a net loss of $3.9 million during the three months ended March 31, 2011. The Company’s net loss decreased for the three months ended March 31, 2012 compared with the same period in 2011 primarily due to a decrease in acquisition costs. The Company did not acquire any properties during the three months ended March 31, 2012 compared to the acquisition of three properties during the three months ended March 31, 2011, incurring $2.2 million in acquisition costs.

The Company’s funds from operations (“FFO”) available to common shareholders were $14.4 million, or $0.27 per diluted share, for the three months ended March 31, 2012 compared with FFO of $10.4 million, or $0.21 per diluted share, for the three months ended March 31, 2011. The increase in FFO for the three months ended March 31, 2012 compared with the same period in 2011 is due to an increase in the Company’s net operating income, primarily related to its 2011 acquisitions, which resulted in a larger portfolio in 2012. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net loss attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Transactions

•	Executed 576,000 square feet of leases, generating over 127,000 square feet of positive net absorption;

•	Expanded unsecured term loan from $225.0 million to $300.0 million; and

•	Raised net proceeds of approximately $44 million through the issuance of 1.8 million additional 7.750% Series A Preferred Shares.

Internal Investigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2011. In response to this material weakness, on March 20, 2012, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the Company’s processes surrounding the monitoring and oversight of compliance with the Company’s financial covenants. The Board of Trustees determined in late April that a more detailed, internal investigation of these matters should be undertaken by the Audit Committee of the Board of Trustees (the “Internal Investigation”), with the assistance of independent outside professionals, which Internal Investigation is ongoing. The Company is unable to predict the ultimate outcome of the investigation, or the timing of its completion. See “Risk Factors—The Audit Committee of the Board of Trustees currently is conducting an internal investigation to review the facts and circumstances relating to management’s identification of a material weakness in our internal control over financial reporting as of December 31, 2011, and the processes surrounding the monitoring and oversight of compliance with our financial covenants. We are unable to predict the ultimate outcome and potential impact of the investigation, or the timing of its completion. In addition, we may be required to incur substantial costs and divert management resources in connection with the internal investigation and any related remedial measures, which could have a material adverse effect on our business, financial condition and results of operations.”

In light of the ongoing Internal Investigation, it was necessary for the Company to address various matters prior to the filing of this Form 10-Q, including those relating to the Internal Investigation, the execution of various waivers and amendments to certain bank debt agreements discussed below, and the prepayment of the Senior Notes.

Properties:

The following sets forth certain information for the Company’s consolidated properties by segment as of March 31, 2012 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at March 31, 2012(3)	Occupied at March 31, 2012(3)
Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,783	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	6,841	100.0%	100.0%
1005 First Street, NE(4)	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,457	98.2%	98.2%

Total	4		531,714	17,577	99.6%	99.6%

Redevelopment
440 First Street, NW	1	Capitol Hill	135,000	—	—	—

Joint Venture Properties (unconsolidated)
1750 H Street, NW	1	CBD	111,373	4,038	100.0%	100.0%
1200 17th Street, NW (Development)	1	CBD	170,000	N/A	N/A	N/A

	2		281,373	4,038	100.0%	100.0%

Grand Total	7		948,087	$21,615	99.7%	99.7%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.
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

(3)	Does not include space in development or redevelopment.
(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% controlling economic interest.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2012(2)	Occupied at March 31, 2012(2)
SUBURBAN MD
Business Park
Ammendale Business Park(3)	7	Beltsville	312,736	$4,259	97.4%	95.1%
Gateway 270 West	6	Clarksburg	255,574	3,207	87.7%	81.9%
Girard Business Center(4)	7	Gaithersburg	298,009	3,104	89.7%	86.7%
Rumsey Center	4	Columbia	134,514	1,090	70.1%	67.3%
Snowden Center	5	Columbia	144,726	2,037	94.6%	89.5%

Total Business Park	29		1,145,559	13,697	89.7%	86.0%
Office
Worman’s Mill Court	1	Frederick	40,051	367	87.7%	87.7%
Goldenrod Lane	1	Germantown	23,518	56	25.9%	25.9%
Annapolis Business Center	2	Annapolis	101,898	1,545	98.8%	98.8%
Campus at Metro Park North	4	Rockville	190,720	3,488	93.3%	78.4%
Cloverleaf Center	4	Germantown	173,655	2,732	86.1%	86.1%
Gateway Center	2	Gaithersburg	44,249	635	92.4%	88.7%
Hillside Center	2	Columbia	86,189	1,376	100.0%	100.0%
Merrill Lynch Building	1	Columbia	136,485	1,546	75.4%	73.5%
Patrick Center	1	Frederick	66,469	953	77.8%	77.8%
Redland Corporate Center	2	Rockville	348,469	6,664	88.0%	78.7%
West Park	1	Frederick	28,566	356	92.9%	76.6%
Woodlands Business Center(5)	1	Largo	37,887	205	50.2%	50.2%

Total Office	22		1,278,156	19,923	86.3%	80.9%
Industrial
Frederick Industrial Park(6)	3	Frederick	550,490	4,050	91.5%	85.7%
Glenn Dale Business Center	1	Glenn Dale	315,962	1,490	86.9%	86.9%

Total Industrial	4		866,452	5,540	89.8%	86.2%
Total Suburban Maryland	55		3,290,167	39,160	88.4%	84.1%

BALTIMORE
Business Park
Owings Mills Business Park(7)	6	Owings Mills	219,284	1,644	58.8%	58.8%
Triangle Business Center	4	Baltimore	74,182	488	63.2%	63.2%

Total Business Park	10		293,466	2,132	59.9%	59.9%
Industrial
Mercedes Center	1	Hanover	294,673	1,061	73.1%	73.1%

Total Baltimore	11		588,139	3,193	66.5%	66.5%

Total Consolidated	66		3,878,306	42,353	85.1%	81.4%

Joint Venture Properties (Unconsolidated)
RiversPark I and II	6	Columbia	307,567	3,615	87.5%	87.5%
Aviation Business Park	3	Glen Burnie	120,662	568	32.4%	26.3%

Total Joint Ventures	9		428,229	4,183	72.0%	70.3%

Grand Total	75		4,306,535	$46,536	83.8%	80.3%

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

(2)	Does not include space in development or redevelopment.
(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.
(4)	Girard Business Center consists of the following properties: Girard Business Center and Girard Place.
(5)	The property was sold in May 2012 for net proceeds of $2.9 million.
(6)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive, and 6900 English Muffin Way.
(7)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2012(2)	Occupied at March 31, 2012(2)
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,795	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,388	533	51.1%	51.1%
Linden Business Center	3	Manassas	109,724	763	62.4%	62.4%
Prosperity Business Center	1	Merrifield	71,343	881	100.0%	77.4%
Sterling Park Business Center(3)	7	Sterling	446,401	3,755	81.0%	81.0%

Total Business Park	17		924,040	8,727	80.9%	79.2%
Office
Atlantic Corporate Park	2	Sterling	221,372	1,058	29.1%	29.1%
Cedar Hill	2	Tysons Corner	102,632	2,301	100.0%	100.0%
Herndon Corporate Center	4	Herndon	127,918	1,721	89.3%	89.3%
Lafayette Business Center(4)	6	Chantilly	254,296	3,518	85.0%	85.0%
One Fair Oaks	1	Fairfax	214,214	5,020	100.0%	100.0%
Reston Business Campus	4	Reston	83,210	731	60.8%	60.8%
Three Flint Hill	1	Oakton	48,787	903	100.0%	100.0%
Van Buren Office Park	4	Herndon	70,494	739	73.6%	73.6%
Windsor at Battlefield	2	Manassas	155,511	1,984	90.3%	90.3%

Total Office	26		1,278,434	17,975	78.5%	78.5%
Industrial
13129 Airpark Road	1	Culpeper	149,888	630	75.9%	75.9%
15395 John Marshall Highway	1	Haymarket	236,082	3,369	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	1,122	98.9%	98.9%
Newington Business Park Center	7	Lorton	254,272	2,476	87.2%	85.8%
Plaza 500	2	Alexandria	505,074	5,071	77.8%	77.8%

Total Industrial	12		1,254,345	12,668	85.5%	85.2%

Total Consolidated	55		3,456,819	39,370	81,7%	81.1%

Total Development / Redevelopment(5)	1	Various(5)	208,691	—	—	—
Joint Venture Property (Unconsolidated)
Metro Place III & IV	2	Merrifield	325,328	5,797	100.0%	100.0%

Grand Total	58		3,990,838	$45,167	83.3%	82.7%

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

(2)	Does not include space in development or redevelopment.
(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.
(4)	Lafayette Business Center consists of the following properties: Enterprise Center and Tech Court.
(5)	Includes development at Sterling Park Business Center and redevelopment at Three Flint Hill, Sterling Park and Van Buren Office Park.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2012(2)	Occupied at March 31, 2012(2)
RICHMOND
Business Park
Chesterfield Business Center(3)	11	Richmond	320,261	$1,775	86.3%	82.8%
Hanover Business Center	4	Ashland	183,643	786	67.1%	67.1%
Park Central	3	Richmond	204,762	1,709	77.9%	77.9%
Virginia Center Technology Park	1	Glen Allen	118,579	1,237	85.2%	74.9%

Total Business Park	19		827,245	5,507	79.8%	77.0%
Industrial
Northridge	2	Ashland	139,346	905	100.0%	83.5%
River’s Bend Center(4)	6	Chester	795,080	4,354	95.6%	95.6%

Total Industrial	8		934,426	5,259	96.3%	93.8%
Total Richmond	27		1,761,671	10,766	88.5%	85.9%

NORFOLK
Business Park
Crossways Commerce Center(5)	9	Chesapeake	1,087,250	10,269	93.1%	91.6%
Battlefield Corporate Center	1	Chesapeake	96,720	780	100.0%	100.0%
Greenbrier Business Park(6)	4	Chesapeake	411,815	3,669	79.2%	78.0%
Hampton Roads Center(7)	3	Hampton	585,205	2,609	60.5%	60.5%
Norfolk Commerce Park(8)	3	Norfolk	261,886	1,962	74.1%	68.9%

Total Business Park	20		2,442,876	19,289	81.2%	79.8%
Office
Greenbrier Towers	2	Chesapeake	172,353	2,002	92.9%	87.6%

Total Office	2		172,353	2,002	92.9%	87.6%
Industrial
Cavalier Industrial Park	4	Chesapeake	394,308	1,520	88.6%	88.6%
Diamond Hill Distribution Center	4	Chesapeake	712,683	2,572	88.5%	88.5%

Total Industrial	8		1,106,991	4,092	88.5%	88.5%
Total Norfolk	30		3,722,220	25,383	83.9%	82.8%

Grand Total	57		5,483,891	$36,149	85.4%	83.8%

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

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of March 31, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	713	—	$—	135	$2,755
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	209	12,044
Southern Virginia	841	166	582	—	—

	2,372	166	$582	344	$14,799

(1)	Costs to date of redevelopment activities excludes tenant improvements and leasing commissions.

At March 31, 2012, the Company had completed development and redevelopment activities that have yet to be placed in service on 209,000 square feet, at a cost of $12.0 million, in its Northern Virginia reporting segment. The majority of the costs on the construction projects to be placed in service relate to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment, which were substantially completed in the third quarter of 2011 at a cost of approximately $10.4 million. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

During the first quarter of 2012, the Company completed and placed in-service development and redevelopment efforts totaling 93,000 square feet at Sterling Park Business Center and Three Flint Hill, at a cost of $7.2 million, in its Northern Virginia reporting segment.

Lease Expirations

Approximately 6.4% of the Company’s annualized base rent, excluding month-to-month leases, is scheduled to expire during the remainder of 2012, with 9.4% expiring through the twelve months ending March 31, 2013. Current tenants may not renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During the three months ended March 31, 2012, the Company had a 52% retention rate, based on square footage, due to several leases that expired at December 31, 2011 as a result of tenants not renewing, which were included in the Company’s calculation of its first quarter retention rate. The Company anticipates that its retention rate will increase during the remainder of 2012 to levels more commensurate with its historical experience of approximately 75%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate on the Company’s renewed leases decreased 3.0% compared with the expiring leases. During the first quarter of 2012, the Company executed new leases for 0.3 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of March 31, 2012 (dollars in thousands):

Year of Lease Expiration	Number of Leases Expiring	Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(1)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(1)(2)
MTM	9	82,078	0.7%	$726	0.5%	$8.85
2012	108	750,197	6.6%	8,630	6.4%	11.50
2013	137	1,546,278	13.6%	18,692	13.8%	10.68
2014	135	1,553,254	13.7%	15,518	11.5%	9.99
2015	99	1,017,618	9.1%	10,262	7.6%	10.08
2016	93	1,852,946	16.4%	23,895	17.6%	12.90
2017	67	1,126,456	9.9%	13,126	9.7%	11.65
2018	32	889,506	7.8%	8,363	6.2%	9.40
2019	52	559,301	4.9%	8,105	6.0%	14.49
2020	22	567,304	5.0%	8,175	6.0%	14.41
2021	20	494,959	4.4%	5,007	3.7%	10.11
Thereafter	23	897,748	7.9%	14,950	11.0%	16.65

Total / Weighted Average	797	11,337,645	100.0%	$135,449	100.0%	$11.76

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require the Company to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that the Company deems most important to the portrayal of its financial condition, results of operations and cash flows. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in its condensed consolidated financial statements. The Company’s critical accounting policies and estimates relate to revenue recognition, including evaluation of the collectability of accounts and notes receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate, derivative instruments and share-based compensation.

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

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Lease related intangible assets	The term of the related lease
Tenant improvements	Shorter of the useful life of the asset or the term of the related lease

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. The Company assesses potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property less anticipated selling costs. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.

The Company will classify a building as held-for-sale in the period in which it has made the decision to dispose of the building, the Company’s Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies will exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will cease depreciation of the asset. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the held-for-sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition.

The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three months ended March 31, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

Purchase Accounting

Acquisitions of rental property, including any associated intangible assets, are measured at fair value at the date of acquisition. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the in-place leases is recorded as follows:

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

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding period that is equivalent to the award’s expected life, which in management’s opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended March 31, 2011

During 2011, the Company acquired the following consolidated properties: Cedar Hill; Merrill Lynch Building; 840 First Street, NE; One Fair Oaks; Greenbrier Towers; 1005 First Street, NE; and Hillside Center for an aggregate purchase cost of $268.6 million. Collectively, the properties are referred to as the “Acquired Properties.”

As of March 31, 2012, the Company had not acquired any properties in 2012.

The term “Existing Portfolio” refers to all consolidated properties owned by the Company for the entirety of the periods presented.

For discussion of the operating results of the Company’s reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Increase
Rental	$37,573	$31,639	$5,934	19%
Tenant reimbursements and other	$9,199	$7,902	$1,297	16%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $5.9 million for the three months ended March 31, 2012 compared with the same period in 2011 due primarily to the Acquired Properties contributing $5.4 million of additional rental revenue during the three months ended March 31, 2012 compared with 2011. The Existing Portfolio contributed additional rental revenue of $0.5 million for the three months ended March 31, 2012 compared with the same period in 2011 due to an increase in rental rates associated with new leases. The Company expects aggregate rental revenues to increase throughout 2012 due to a full-year of revenues from the properties acquired in 2011. The increase in rental revenue for the three months ended March 31, 2012 compared with 2011 includes $1.2 million for Maryland, $2.2 million for Washington, D.C., $2.3 million for Northern Virginia and $0.2 million for Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $1.3 million for the three months ended March 31, 2012 compared with the same period in 2011. The increase is due to the Acquired Properties, which contributed $2.0 million of additional tenant reimbursements and other revenues for the three months ended March 31, 2012 compared with 2011. For the Existing Portfolio, tenant reimbursements and other revenues decreased $0.7 million for the three months ended March 31, 2012 compared with 2011 due to a reduction in recoverable operating expenses, primarily relating to a decrease in snow and ice removal costs. The Company expects tenant reimbursements and other revenues to increase throughout 2012 due to a full-year of recoverable operating expenses from properties acquired in 2011. The increase in tenant reimbursements and other revenues for the three months ended March 31, 2012 compared with the same period in 2011 includes $0.3 million for Maryland, $1.0 million for Washington, D.C. and $0.5 million for Northern Virginia. For Southern Virginia, tenant reimbursements and other revenues decreased $0.5 million for the three months ended March 31, 2012 compared with 2011.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Increase
Property operating	$11,509	$10,546	$963	9%
Real estate taxes and insurance	$4,846	$3,898	$948	24%

Property operating expenses increased $1.0 million for the three months ended March 31, 2012 compared with the same period in 2011. The increase is due to the Acquired Properties, which contributed $1.8 million of additional property operating expenses for the three months ended March 31, 2012 compared with 2011. For the Existing Portfolio, property operating expenses decreased $0.8 million for the three months ended March 31, 2012 compared with 2011 primarily due to a decline in snow and ice removal costs. The Company expects property operating expenses to increase throughout 2012 due to a full-year of property operating expenses from properties acquired in 2011. The increase in property operating expenses for the three months ended March 31, 2012 compared with the same period in 2011 includes $0.1 million for Maryland, $0.5 million for Washington, D.C., $0.1 million for Northern Virginia and $0.3 million for Southern Virginia.

Real estate taxes and insurance expense increased $0.9 million for the three months ended March 31, 2012 compared with the same period in 2011. The Acquired Properties contributed an increase in real estate taxes and insurance expense of $0.7 million for the three months ended March 31, 2012 compared with 2011. For the Existing Portfolio, real estate taxes and insurance expense increased $0.2 million for the three months ended March 31, 2012 compared with the same period in 2011 due to higher real estate tax assessments. The increase in real estate taxes and insurance expense for the three months ended March 31, 2012 compared with the same period in 2011 includes $0.1 million for Maryland, $0.5 million for Washington, D.C. and $0.3 million for Northern Virginia. Southern Virginia experienced a slight decrease in real estate taxes and insurance expense for the three months ended March 31, 2012 compared with 2011.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Increase
	$4,897	$4,008	$889	22%

General and administrative expenses increased $0.9 million for the three months ended March 31, 2012 compared with the same period in 2011 primarily due to an increase in employee compensation costs as the Company had 171 employees at March 31, 2012 compared with 142 employees at March 31, 2011. The increase in general and administrative expenses for the periods presented was also attributed to an increase in professional fees and software expense as the Company implemented its new enterprise accounting software in late 2011. The Company anticipates general and administration expenses will increase throughout 2012 as a result of a larger workforce, the amortization of the costs associated with its new enterprise accounting software, increased legal and consulting fees related to the Internal Investigation and higher office rent as the Company is expanding its corporate offices in the second quarter of 2012.

Acquisition costs are summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Decrease
	$17	$2,185	$2,168	99%

During the first quarter of 2011, the Company incurred acquisition costs of $2.2 million associated with the acquisitions of Cedar Hill, Merrill Lynch Building and 840 First Street, NE. The Company did not acquire any properties during the first quarter of 2012.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended March 31,			Percent Change
(amounts in thousands)	2012	2011	Increase
	$16,091	$12,504	$3,587	29%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $3.6 million for the three months ended March 31, 2012 compared with the same period in 2011 primarily due to the Acquired Properties, which contributed additional depreciation and amortization expense of $3.1 million for the three months ended March 31, 2012 compared with the same period in 2011 as certain intangible assets acquired in 2011 had short useful lives. Depreciation and amortization expense attributable to the Existing Portfolio increased $0.5 million for the three months ended March 31, 2012 compared with 2011 primarily due to the disposal of assets related to tenants that vacated during the first quarter of 2012 prior to reaching the full term of their lease. The Company anticipates depreciation and amortization expense will increase throughout 2012 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2011.

Impairment of real estate assets are summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Increase
	$2,751	$—	$2,751	—

During the first quarter of 2012, the Company reduced its anticipated holding period for its Owings Mills Business Park property, which is located in its Maryland reporting segment. Based on an analysis of the property’s cash flows over the Company’s reduced holding period for the property, the Company recorded an impairment charge of $2.8 million in the first quarter of 2012, which is reflected within continuing operations in the Company’s consolidated statements of operations. The Company recorded impairment charges related to disposed properties, which are reflected within discontinued operations in the Company’s consolidated statements of operations, of $0.2 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively.

Other Expenses, net

Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Increase
	$11,239	$8,626	$2,613	30%

The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.

Interest expense increased $2.6 million for the three months ended March 31, 2012 compared with the same period in 2011. At March 31, 2012, the Company had $910.2 million of debt outstanding with a weighted average interest rate of 4.9% compared with $712.6 million of debt outstanding with a weighted average interest rate of 5.3% at March 31, 2011.

The increase in the Company’s interest expense is primarily attributable to an increase in interest expense related to its unsecured term loan. In July 2011, the Company entered into a three-tranche $175.0 million unsecured term loan, which was subsequently increased to $225.0 million in December 2011 and further increased to $300.0 million in February 2012. The Company used the funds received in 2011 and the first quarter of 2012 to pay down $239.0 million of the outstanding balance on its unsecured revolving credit facility, to repay a $50.0 million secured term loan and for other general corporate purposes. The unsecured term loan contributed additional interest expense of $1.8 million for the three months ended March 31, 2012 compared with the same period in 2011. The repayment of the $50.0 million secured term loan resulted in a $0.5 million reduction in interest expense for the three months ended March 31, 2012 compared with 2011. The increase in the Company’s interest expense is also attributable to an increase in mortgage interest expense, which increased $1.4 million for the three months ended March 31, 2012 compared with the same period in 2011 as the Company assumed mortgage debt with a total fair value of $153.5 million in conjunction with its 2011 property acquisitions, partially offset by the repayment a $21.6 million mortgage loan encumbering Campus at Metro Park North in the first quarter of 2012 and other mortgage debt repayments that occurred subsequent to March 31, 2011.

During the second quarter of 2011, the Company amended and restated its unsecured revolving credit facility, resulting in a lower applicable interest rate, which partially offset the higher average outstanding balance. For the three months ended March 31, 2012, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility was $161.0 million with a weighted average interest rate of 2.8% compared with weighted average borrowings of $114.6 million with a weighted average interest rate of 3.3% for the same period in 2011. As a result, interest expense relating to the unsecured revolving credit facility increased $0.2 million for the three months ended March 31, 2012 compared with the same period in 2011.

The increase in interest expense for the three months ended March 31, 2012 compared with the same period in 2011 was partially offset by a decrease of $0.4 million in interest expense associated with the Company’s Exchangeable Senior Notes as the remaining balance of $30.4 million was repaid in December 2011. In August 2011, the Company repaid a $20.0 million secured term loan and, in January 2012, made a $10 million principal payment on a secured term loan with a draw under its unsecured revolving credit facility, which resulted in a decrease in interest expense of $0.2 million for the three months ended March 31, 2012 compared with 2011. Also, the Company experienced an increase in capitalized interest, as a result of an increase in construction activities, as it recorded additional capitalized interest of $0.4 million for the three months ended March 31, 2012 compared with the same period in 2011.

The Company uses derivative financial instruments to manage exposure to interest rate fluctuations on its variable rate debt. At March 31, 2012, the Company had fixed LIBOR on $275.0 million of its variable rate debt through ten interest rate swap agreements compared with it fixing LIBOR on $50.0 million of its variable rate debt through one interest rate swap at March 31, 2011. As a result, interest expense related to the interest rate swap agreements increased $0.7 million for the three months ended March 31, 2012 compared with the same period in 2011.

Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Increase
	$1,508	$824	$684	83%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot, office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $1.5 million and $0.8 million during the three months ended March 31, 2012 and 2011, respectively.

Equity in losses of affiliates is summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Increase
	$46	$32	$14	44%

Equity in losses of affiliates reflects the Company’s ownership interest in the operating results of the properties, in which it does not have a controlling interest. The Company acquired two properties through investments in unconsolidated joint ventures in the fourth quarter of 2011, which both contributed losses in the first quarter of 2012.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes is summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Decrease
	$(61)	$313	$374	119%

The Company owns properties in Washington, D.C., that are subject to income-based franchise taxes as a result of conducting business in Washington, D.C. The Company recorded a provision for income taxes of $0.1 million for the quarter ended March 31, 2012 compared to a benefit from income taxes of $0.3 million for the quarter ended March 31, 2011.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

	Three Months Ended March 31,			Percent Change
(dollars in thousands)	2012	2011	Decrease
	$297	$2,771	$2,474	89%

During the first quarter of 2012, the Company sold Airpark Place Business Center, which was located in its Maryland reporting segment, at a capitalization rate of 6.9%. The Company calculated the capitalization rate based on Airpark Place Business Center’s 2011 net operating income divided by the selling price.

Discontinued operations reflect the operating results of Woodlands Business Center (which was sold in May 2012), Airpark Place Business Center (which was sold in March 2012), Aquia Commerce Center I & II and Gateway West (which were both sold in the second quarter of 2011) and Old Courthouse Square (which was sold in the first quarter of 2011). Woodlands Business Center, Airpark Place Business Center, Gateway West and Old Courthouse Square were located in the Company’s Maryland reporting segment and Aquia Commerce Center I & II was located in the Company’s Northern Virginia reporting segment. The operating results of the disposed properties were adversely affected by impairment charges totaling $0.3 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively. The Company did not recognize any gains on the sale of real estate properties during the three months ended March 31, 2012 and 2011. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended March 31,		Increase	Percent Change
(dollars in thousands)	2012	2011
	$318	$138	$180	130%

Net loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. During the three months ended March 31, 2012, the Company incurred a net loss of $3.5 million compared with a net loss of $3.9 million in the same period in 2011.

The percentage of the Operating Partnership owned by noncontrolling interests increased due to the issuance of 2.0 million Operating Partnership units on March 25, 2011 to partially fund the acquisition of 840 First Street, NE. The average percentage of the Operating Partnership owned by third parties was 5.5% for the three months ended March 31, 2012 compared with 2.1% for the three months ended March 31, 2011. As of March 31, 2012, the Company consolidated two joint ventures in which it had a controlling interest compared with the consolidation of one joint venture in which it had a controlling interest as of March 31, 2011. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of the net income in the operating results of the Company’s consolidated joint ventures was $16 thousand and $2 thousand during the three months ended March 31, 2012 and 2011, respectively.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties whose period-over-period operations can be viewed on a comparative basis, is a primary performance measure the Company uses to assess the results of operations at its properties. Same Property NOI is a non-GAAP measure. As an indication of the Company’s operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of the Company’s Same Property NOI to net income from its consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period and thus impact trends and comparability. Also, the Company eliminates depreciation and amortization expense, which are property level expenses, in computing Same Property NOI because these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance.

Comparison of the Three months ended March 31, 2012 with the Three Months Ended March 31, 2011

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Number of buildings(1)	170	170	—	—
Same property revenues
Rental	$31,491	$31,031	$460	1.5
Tenant reimbursements and other	6,534	7,372	(838)	(11.4)

Total same property revenues	38,025	38,403	(378)	(1.0)

Same property operating expenses
Property	9,136	9,974	(838)	(8.4)
Real estate taxes and insurance	3,750	3,790	(40)	(1.1)

Total same property operating expenses	12,886	13,764	(878)	(6.4)

Same property net operating income	$25,139	$24,639	$500	2.0

Reconciliation to net loss:
Same property net operating income	$25,139	$24,639
Non-comparable net operating income(2)	5,278	458
General and administrative expenses	(4,897)	(4,008)
Depreciation and amortization	(16,091)	(12,504)
Other(3)	(12,606)	(9,706)
Discontinued operations	(297)	(2,771)

Net loss	$(3,474)	$(3,892)

	Occupancy at March 31,
	2012	2011
Same Properties	82.1%	82.1%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill, 440 First Street, NW, Cedar Hill I & III, Merrill Lynch, 840 First Street, NE, One Fair Oaks, Greenbrier Towers I & II, 1005 First Street, NE, Hillside Center, Davis Drive and Woodlands Business Center.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(3)	Includes acquisition costs, impairment of real estate assets, total other expenses, net and (provision) benefit for income taxes from the Company’s consolidated statement of operations.

Same Property NOI increased $0.5 million, or 2.0%, for the three months ended March 31, 2012 compared with the same period in 2011. Total same property revenues decreased $0.4 million for the three months ended March 31, 2012 primarily due to a decline in tenant reimbursements from recoverable operating expenses. Total same property expenses decreased $0.9 million for the three months ended March 31, 2012 compared with 2011 primarily due to a decline in snow and ice removal costs.

Maryland

(dollars in thousands)	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Number of buildings(1)	62	62	—	—
Same property revenues
Rental	$10,758	$10,301	$457	4.4
Tenant reimbursements and other	2,101	2,218	(117)	(5.3)

Total same property revenues	12,859	12,519	340	2.7

Same property operating expenses
Property	3,187	3,555	(368)	(10.4)
Real estate taxes and insurance	1,042	1,097	(55)	(5.0)

Total same property operating expenses	4,229	4,652	(423)	(9.1)

Same property net operating income	$8,630	$7,867	$763	9.7

Reconciliation to total property operating income:
Same property net operating income	$8,630	$7,867
Non-comparable net operating income(2)	739	142

Total property operating income	$9,369	$8,009

	Occupancy at March 31,
	2012	2011
Same Properties	81.6%	80.7%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Merrill Lynch, Hillside Center and Woodlands Business Center.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.8 million, or 9.7%, for the quarter ended March 31, 2012 compared with the same period in 2011. Total same property revenues increased $0.3 million due to an increase in occupancy. Total same property operating expenses for the Maryland properties decreased $0.4 million primarily due to lower reserves for anticipated bad debt expense and a decline in snow and ice removal costs.

Northern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	51	51	—	—
Same property revenues
Rental	$8,628	$8,114	$514	6.3
Tenant reimbursements and other	1,764	2,053	(289)	(14.1)

Total same property revenues	10,392	10,167	225	2.2

Same property operating expenses
Property	2,311	2,736	(425)	(15.5)
Real estate taxes and insurance	1,254	1,141	113	9.9

Total same property operating expenses	3,565	3,877	(312)	(8.0)

Same property net operating income	$6,827	$6,290	$537	8.6

Reconciliation to total property operating income
Same property net operating income	$6,827	$6,290
Non-comparable net operating income(2)	1,824	71

Total property operating income	$8,651	$6,361

	Occupancy at March 31,
	2012	2011
Same Properties	78.8%	76.9%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill, Cedar Hill I & III, One Fair Oaks and Davis Drive.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $0.5 million, or 8.6%, for the three months ended March 31, 2012 compared with the same period in 2011. Total same property revenues increased $0.2 million for the three months ended March 31, 2012 compared with 2011 primarily due to an increase in occupancy. Total same property operating expenses decreased $0.3 million during the first quarter of 2012 compared with the same period in 2011 primarily due to lower reserves for anticipated bad debt expense and a decline in snow and ice removal costs.

Southern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	55	55	—	—
Same property revenues
Rental	$9,420	$9,947	$(527)	(5.3)
Tenant reimbursements and other	2,034	2,394	(360)	(15.0)

Total same property revenues	11,454	12,341	(887)	(7.2)

Same property operating expenses
Property	2,916	2,906	10	0.3
Real estate taxes and insurance	986	1,009	(23)	(2.3)

Total same property operating expenses	3,902	3,915	(13)	(0.3)

Same property net operating income	$7,552	$8,426	$(874)	(10.4)

Reconciliation to total property operating income
Same property net operating income	$7,552	$8,426
Non-comparable net operating income(2)	249	23

Total property operating income	$7,801	$8,449

	Occupancy at March 31,
	2012	2011
Same Properties	83.6%	85.3%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Greenbrier Towers I & II.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties decreased $0.9 million, or 10.4%, for the three months ended March 31, 2012 compared with the same period in 2011. Total same property revenues decreased $0.9 million for the three months ended March 31, 2012 compared with 2011 as a result of a decline in occupancy, due in large part to the increase in vacancy at 1434 Crossways Boulevard as the sole tenant vacated in 2011. The Company has released a portion of this space and does not anticipate the comparative declines and negative trending in same property revenues to continue throughout 2012. Total same property operating expense decreased slightly as an increase in property maintenance and improvement expense was partially offset by a decline in snow and ice removal costs.

Washington, D.C.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	2	2	—	—
Same property revenues
Rental	$2,685	$2,669	$16	0.6
Tenant reimbursements and other	635	707	(72)	(10.2)

Total same property revenues	3,320	3,376	(56)	(1.7)

Same property operating expenses
Property	722	777	(55)	(7.1)
Real estate taxes and insurance	468	543	(75)	(13.8)

Total same property operating expenses	1,190	1,320	(130)	(9.8)

Same property net operating income	$2,130	$2,056	$74	3.6

Reconciliation to total property operating income
Same property net operating income	$2,130	$2,056
Non-comparable net operating income(2)	2,466	222

Total property operating income	$4,596	$2,278

	Occupancy at March 31,
	2012	2011
Same Properties	99.1%	99.4%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: 440 First Street, NW, 840 First Street, NE and 1005 First Street, NE.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.1 million, or 3.6%, for the three months ended March 31, 2012 compared with the same period in 2011. Total same property revenues decreased $0.1 million for the three months ended March 31, 2012 compared with 2011 as a result of a decrease in recoverable property operating expenses, particularly real estate taxes. Total same property operating expense decreased $0.1 million primarily due to a decline in real estate taxes.

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

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 9.4% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-let the space, its cash flow could be negatively impacted.

In addition, the Company’s ability to access debt and equity markets could be adversely affected if the Company is unable to maintain compliance with the financial and operating covenants included in its debt agreements or remediate the material weakness described in “Item 4 – Controls and Procedures” in a timely manner or as a result of the outcome and potential impact of the ongoing Internal Investigation. Although the amount of unused capacity under the Company’s unsecured revolving credit facility was $148.0 million at March 31, 2012, subsequent to quarter end, the Company borrowed an additional $7.0 million under the unsecured revolving credit facility and, in the second quarter of 2012, the Company intends to draw approximately $88.0 million on the unsecured revolving credit facility to finance the prepayment of its 6.41% Series A Senior Notes and 6.55% Series B Senior Notes (collectively, the “Senior Notes”), discussed below, which includes accrued interest.

The Company’s $52.5 million mortgage loan secured by One Fair Oaks matures in June 2012. The Company intends to refinance the mortgage loan or, if it does not find refinancing terms acceptable, repay the loan with proceeds of additional borrowings under the unsecured revolving credit facility. The failure to repay or refinance the One Fair Oaks loan at maturity would constitute an event of default under the loan and would trigger the cross-default provisions of the unsecured revolving credit facility and the unsecured term loan. In the event of a default under the unsecured revolving credit facility and the unsecured term loan, the lenders could accelerate the timing of payments under the debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to make distributions to our shareholders. Excluding the mortgage debt secured by One Fair Oaks, the Company has $47.5 million of mortgage debt maturing during the remainder of 2012. The Company is in the process of evaluating whether to refinance the maturing mortgage debt, to repay the mortgage loans with proceeds from the attachment of mortgage debt to an unencumbered property or to repay the mortgage loans with a draw on its unsecured revolving credit facility.

In light of the significant amount of recent or anticipated draws under the unsecured revolving credit facility, the Company may be limited in its ability to pursue additional developments, redevelopments or acquisitions in the near future without accessing capital from other sources, such as additional financings or equity issuances. If the Company is unable to timely file its required reports with the SEC, its ability to effect public debt and equity issuances also may be negatively impacted. See “Item 1A – Risk Factors – We may become unable to remain current with the filing of our periodic reports with the SEC, and our efforts to stay current may require substantial management time and attention as well as significant additional accounting and legal expense.”

The Company also believes, based on its historical experience and forecasted operations, that it will have sufficient cash flow or access to capital to meet its obligations over the next five years. The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, unsecured term loans and secured term loans (collectively, “Bank Debt”), proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities including common shares through its controlled equity offering program. For example:

•

In February 2012, the Company further expanded its unsecured term loan from $225.0 million to $300.0 million and used the proceeds to pay down $73.0 million of the outstanding balance under its unsecured revolving credit facility and for other general corporate purposes; and

•

In March 2012, the Company raised net proceeds of approximately $44 million through the issuance of 1.8 million additional Series A Preferred Shares. The Company used the net proceeds from the issuance of the additional Series A Preferred Shares to repay a portion of the outstanding balance on its unsecured revolving credit facility. The offering was a reopening of the Company’s original issuance of the Series A Preferred Shares, which occurred in January 2011.

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

Amendments to Unsecured Revolving Credit Facility, Unsecured Term Loan and Secured Term Loan

As part of the Company’s efforts to evaluate the cause and to identify actions to remediate the material weakness described under “Item 4 – Controls and Procedures,” in late March 2012, the Company began conducting a review of all of the financial and other non-financial covenants contained in its Bank Debt agreements and the processes surrounding the monitoring and oversight of compliance with such covenants. As a result of this review, on May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured term loan to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. Specifically, the following financial covenants were amended as follows:

•

The maximum consolidated total leverage ratio was increased from 60.0% to 65% for each quarter ending on or after March 31, 2012 through the quarter ending December 31, 2012, and then will decrease to 62.5% through the quarter ending June 30, 2013 and to 60.0% for all quarters thereafter;

•

The minimum consolidated debt yield was reduced from 11.0% to 10.0% for each quarter ending on or after March 31, 2012 through the quarter ending December 31, 2012, and then will increase to 10.5% through the quarter ending June 30, 2013 and to 11.0% for all quarters thereafter;

•

The maximum unencumbered pool leverage ratio was increased from 60.0% to 65% for each quarter ending on or after March 31, 2012 through the quarter ending December 31, 2012, and then will decrease to 62.5% through the quarter ending June 30, 2013 and to 60.0% for all quarters thereafter; and

•

The minimum tangible net worth was reduced from $690,289,992 to $650,000,000, in each case plus (i) 80% of the net proceeds of any future equity issuances of the Company and (ii) 80% of the value of partnership units of the Operating Partnership issued in connection with any future asset or stock acquisitions.

In addition, the unsecured revolving credit facility and the unsecured term loan were amended to permit the lenders to record mortgages on substantially all of the Company’s unencumbered properties. The unsecured term loan also was amended to convert the fixed interest margin over LIBOR applicable to each tranche to a margin that varies according to the Company’s leverage ratio, with the interest margin applicable to each of the three tranches ranging (1) from 2.15% to 2.30%, if the leverage ratio is less than or equal to 55%, (2) from 2.40% to 2.55%, if the leverage ratio is less than or equal to 60% but greater than 55%, and (3) from 2.65% to 2.80%, if the leverage ratio is greater than 60%. The effect of this amendment will increase the current pricing of the unsecured term loan by 25 basis points, and could either increase future pricing by an additional 25 basis points or revert the pricing to the prior interest rate margin, depending on the Company’s future leverage ratio.

In connection with these amendments, the Bank Debt lenders waived (i) all financial covenant non-compliance, if any, and any cross-defaults related thereto, that may have existed with respect to periods prior to the date of such amendments and (ii) any claim to increased or additional interest that may have accrued and been owing by the Company as a result of any such default or event of default described in clause (i). Such waivers are effective with respect to such default or event of default, if any, as of the date such default or event of default occurred. The Company paid $1.2 million in financing costs to amend its unsecured revolving credit facility, unsecured term loan and secured term loan.

Prepayment of Senior Notes

As a result of the Company’s review of all of the financial and other non-financial covenants contained in its Bank Debt and Senior Notes agreements and the resultant amendment to the Bank Debt agreements, on May 11, 2012, the Company delivered notices regarding its intention to prepay in full the $37.5 million principal amount outstanding under each of its Series A Senior Notes and Series B Senior Notes, for an aggregate principal amount of $75.0 million, plus accrued interest to the prepayment date and an estimated $10.5 million make-whole amount, in accordance with the optional prepayment provisions governing the Senior Notes. The Company intends to draw on its unsecured revolving credit facility to finance the prepayment, which is expected to occur no later than June 11, 2012. The $10.5 million make-whole payment and the extinguishment of unamortized deferred financing costs of $0.1 million will be recorded as a loss on early debt extinguishment in the second quarter of 2012, which is expected to be partially offset by the decrease in interest expense as a result of the lower interest rate on the Company’s unsecured credit facility, compared the interest rate of the Senior Notes.

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2012, after giving effect to the amendments described above, the Company was in compliance with all of the financial covenants of the unsecured revolving credit facility, unsecured term loan and secured term loan. Below is a summary of certain financial covenants associated with these debt agreements at March 31, 2012 (dollars in thousands), each of which reflects the amendments described above:

Unsecured Revolving Credit Facility and Term Loans

	Credit Facility / Unsecured and Secured Term Loans	Covenant(1)
Unencumbered Pool Leverage(2)	57.9%	≤65.0%
Unencumbered Pool Interest Coverage Ratio(2)	3.03x	≥ 1.75x
Consolidated Total Leverage Ratio	56.7%	≤65.0%
Net Worth	$762,185	≥$650,000
Consolidated Debt Yield	11.5%	≥10.0%
Maximum Dividend Payout Ratio	75.5%	≤95%
Fixed Charge Coverage Ratio	1.78x	≥ 1.50x
Restricted Investments:
Joint Ventures	8.0%	≤10%
Real Estate Assets Under Development	11.0%	≤15%
Undeveloped Land	1.9%	≤5%
Structured Finance Investments	3.1%	≤5%
Total Restricted Investments	21.8%	≤25%
Restricted Indebtedness:
Unhedged Variable Rate Debt	9.0%	≤25%
Maximum Secured Debt	28.6%	≤40%
Maximum Secured Recourse Debt	2.0%	≤15%

(1)	Reflects the amendments to the Bank Debt agreements. See Amendments to Unsecured Revolving Credit Facility, Unsecured Term Loan and Secured Term Loan above for more information.

(2)	Does not apply to secured term loan.

Senior Notes

In connection with the Internal Investigation and the review of the Company’s financial and other non-financial covenants contained in its bank debt and Senior Notes agreements and further clarification provided as a result of such review, the Company determined it would not have been in compliance with certain of the financial covenants under the documents governing the Senior Notes, as of March 31, 2012, and for one or more prior periods, including the fourth quarter of 2010. However, in connection with the amendments to the Bank Debt agreements described above, the lenders under the Bank Debt agreements waived, among other things, any cross-defaults with respect to financial covenant non-compliance under the Senior Notes that may have existed with respect to periods prior to the date of such amendments. As a result, any financial covenant non-compliance under the Senior Notes would not create an event of default under the Company’s Bank Debt agreements. Furthermore, the sole remedy available to the holders of the Senior Notes upon the occurrence of an event of default is to accelerate the maturity thereof and to receive a make-whole amount in connection therewith. The Company already sent notices of prepayment to the holders of the Senior Notes on May 11, 2012, pursuant to which the Senior Notes will be repaid on or prior to June 11, 2012, including the payment of a make-whole amount.

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

Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
(amounts in thousands)	2012	2011	Change
Cash provided by operating activities	$16,063	$4,264	$11,799
Cash used in investing activities	(14,717)	(19,485)	4,768
Cash (used in) provided by financing activities	(938)	622	(1,560)

Net cash provided by operating activities increased $11.8 million for the three months ended March 31, 2012 compared with 2011 primarily due an increase in net operating income from the Company’s properties, which was due to the additional properties acquired in 2011 that had a full quarter impact on results in 2012. As a result of the new properties acquired in 2011, including the mortgage debt assumed in the property acquisitions, the Company was required to escrow additional funds during the first quarter of 2011, which resulted in a $5.4 million increase in its escrows and reserves for the three months ended March 31, 2011 compared with a $0.5 million decrease in escrows and reserves for the three months ended March 31, 2012. The increase in cash provided by operating activities during the first quarter of 2012 compared with 2011 was also the result of an increase in accounts payable and accrued expenses and a decrease in accounts and other receivables. The increase in cash provided by operating activities was partially offset by an increase in the Company’s deferred costs and accrued straight-line rents.

Net cash used in investing activities decreased $4.8 million for the three months ended March 31, 2012 compared with the same period in 2011. The decrease in cash used in investing activities is primarily due to the use of $17.5 million in cash to acquire three properties and a parcel of land during the first quarter of 2011 compared with no property acquisitions during the first quarter of 2012. Also, for the three months ended March 31, 2011, the Company had paid $3.5 million in deposits on potential acquisitions compared with no deposits paid on property acquisitions during the three months ended March 31, 2012. The decrease in cash used in investing activities was partially offset by a $9.9 million increase in additions to rental property and construction in progress during the first quarter of 2012 compared with 2011. Also, the decrease in cash used in investing activities was partially offset by a reduction in proceeds received from the sale of real estate assets as the Company sold one property for net proceeds of $5.2 million during the three months ended March 31, 2012 compared with the sale of a property for $10.8 million of net proceeds for the three months ended March 31, 2011.

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2012 compared with cash provided by financing activities of $0.6 million for the three months ended March 31, 2011. During the first quarter of 2012, the Company issued 1.8 million Series A Preferred Shares for net proceeds of $43.6 million compared with the issuance of 4.6 million Series A Preferred Shares for net proceeds of $111.0 million during the first quarter of 2011. The proceeds from the preferred share issuances during the first quarters of 2012 and 2011 were used to pay down a portion of the Company’s outstanding balance on its unsecured revolving credit facility. Also, during the three months ended March 31, 2012, the Company issued 0.2 million common shares through its controlled equity offering program for net proceeds of $3.6 million. The Company did not issue any common shares during the three months ended March 31, 2011. The Company repaid outstanding debt of $153.6 million during the first quarter of 2012 compared with the repayment of $128.7 million of outstanding debt during the first quarter of 2011. During the first quarter of 2012, the Company borrowed $44.0 million under its unsecured revolving credit facility and increased its borrowings under an unsecured term loan by $75.0 million compared with borrowings of $30.0 million under its unsecured revolving credit facility during the first quarter of 2011. As a result of the Company’s preferred stock issuance during 2011, its cash paid for dividends on its common and preferred shares increased $1.7 million for the three months ended March 31, 2012 compared with the same period in 2011. Also, during 2011, the Company acquired a property that was partially funded through the issuance of 2.0 million Operating Partnership units, which resulted in a $0.4 million increase in distributions to noncontrolling interests in 2012 compared with 2011.

Contractual Obligations

As of March 31, 2012, the Company had development and redevelopment contractual obligations, which include amounts accrued at March 31, 2012, of $1.9 million outstanding, primarily related to development activities at 440 First Street, NW, located in the Company’s Washington, D.C. reporting segment and redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment, which underwent a complete redevelopment that was substantially completed during the third quarter of 2011. As of March 31, 2012, the Company had capital improvement obligations of $3.6 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of March 31, 2012. Also, as of March 31, 2012, the Company had $8.1 million of tenant improvement obligations, primarily related to a tenant at Redland Corporate Center, which is located in the Company’s Maryland reporting segment and a tenant at Crossways Commerce Center, which is located in the Company’s Southern Virginia reporting segment. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility. At March 31, 2012, the Company had $148.0 million available under its unsecured revolving credit facility.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of March 31, 2012, the Company remained liable to those local municipalities for $2.2 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

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

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At March 31, 2012, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending upon the leasing of any of the vacant space.

In connection with the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. As of March 31, 2012, the Company’s total contingent consideration obligation to the former owner of Corporate Campus at Ashburn Center was approximately $1.4 million.

On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. As of March 31, 2012, the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was considered inconsequential and is not reflected in the Company’s condensed consolidated financial statements.

The Company had no other material contractual obligations as of March 31, 2012.

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of March 31, 2012, owned 94.6% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and will be at the discretion of the Company’s Board of Trustees. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011 for additional information regarding the financial covenants.

Dividends

On April 24, 2012, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend was paid on May 11, 2012 to common shareholders of record as of May 4, 2012. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on May 15, 2012 to preferred shareholders of record as of May 4, 2012.

Funds From Operations

Funds from operations (“FFO”) is a non-GAAP measure used by many investors and analysts that follow the real estate industry. The Company considers FFO a useful measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a meaningful indication of its performance. The Company also considers FFO an appropriate supplemental performance measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. Historically, the Company did not exclude impairments in its computation of FFO. However, on October 31, 2011, NAREIT clarified that the exclusion of impairment write-downs of depreciable assets in reported FFO was always intended and appropriate. As a result, the Company began excluding impairments from FFO in the fourth quarter of 2011 and has restated FFO from prior periods to exclude such charges consistent with NAREIT’s guidance. In addition, the Company’s methodology for computing FFO adds back noncontrolling interests in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions. The Company presents FFO per diluted share calculations that are based on the outstanding dilutive common shares plus the outstanding Operating Partnership units for the periods presented. The Company’s presentation of FFO in accordance with NAREIT, or as adjusted by the Company, should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of its liquidity.

The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss available to common shareholders	$(5,820)	$(5,537)
Add: Depreciation and amortization:
Real estate assets	16,091	12,504
Discontinued operations	30	395
Unconsolidated joint ventures	1,484	524
Consolidated joint ventures	(38)	(19)
Impairment of real estate assets(1)(2)	3,021	2,711
Net loss attributable to noncontrolling interests in the Operating Partnership	(335)	(136)

FFO available to common shareholders and unitholders	14,433	10,442
Dividends on preferred shares	2,664	1,783

FFO	$17,097	$12,225

Weighted average common shares and Operating Partnership units outstanding – diluted	52,805	50,506

(1)

Prior to the fourth quarter of 2011, the Company included impairments of real estate in its calculation of FFO, which resulted in previously reported FFO of $9.5 million for the three months ended March 31, 2011.

(2)

For the three months ended March 31, 2012, $2.8 million of impairment charges were included in the Company’s continuing operations in the Company’s consolidated statements of operations. The remaining impairment charges for the three months ended March 31, 2012 and the impairments charges for the three months ended March 31, 2011 are included in discontinued operations in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

On January 1, 2010 and March 17, 2009, the Company deconsolidated the joint ventures that own RiversPark I and II, respectively, and removed all their related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. The Company remains liable for $7.0 million of mortgage debt, which represents its proportionate share. The fair value of the potential obligation is inconsequential as the likelihood of the debt being called is remote. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, the Company entered into separate unconsolidated joint ventures to acquire Metro Place III & IV and 1200 17th Street, NW. See footnote 6, Investment in Affiliates, in the notes to the Company’s condensed consolidated financial statements for more information.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to remediate the material weakness in its internal controls over financial reporting described in “Item 4 – Controls and Procedures” and to re-establish and maintain effective internal controls over financial reporting and disclosure controls and procedures; the outcome and potential impact of the ongoing Internal Investigation, including any remedial actions that may be required as a result of the Internal Investigation; the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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

The Company had $910.2 million of debt outstanding at March 31, 2012. Of the total debt outstanding, $483.2 million was fixed rate debt and $275.0 million was variable rate debt that had been swapped to a fixed interest rate. The balance of the Company’s debt, $152.0 million, was variable rate debt consisting of borrowings under unsecured and secured term loans and its unsecured revolving credit facility. A change in interest rates of 1% would result in an increase or decrease of $1.5 million in interest expense on its unhedged variable rate debt on an annualized basis. The table below summarizes the Company’s interest rate swap agreements as of March 31, 2012 (dollars in thousands):

Effective Date	Maturity Date	Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%

		$275,000

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 11, Fair Value Measurements, in the notes to the Company’s condensed consolidated financial statements for more information on the fair value of the Company’s debt.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15(e) as of the end of the period covered by this report. Based upon this evaluation and as a result of the unremediated material weakness described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Notwithstanding the unremediated material weakness described below, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Accounting Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report. In light of the ongoing Internal Investigation described below, Michael H. Comer, the Company’s Chief Accounting Officer, has been performing the functions of the Company’s principal financial officer in connection with this Quarterly Report on Form 10-Q and, as such, has provided the certifications included as Exhibits 31.2 and 32.2 to this Form 10-Q. Barry H. Bass continues to serve as the Company’s Chief Financial Officer.

2) Background

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this assessment and in connection with the preparation of the Form 10-K and the consolidated financial statements and related disclosures contained therein, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2011 relating to the monitoring and oversight of compliance with financial covenants under its debt agreements. Specifically, management determined that the Company did not effectively maintain and operate controls over the monitoring and oversight of compliance with financial covenants under its debt agreements, including the communication of financial covenant compliance matters with the Board of Trustees and the Audit Committee, which resulted in the Company failing to identify potential exceptions to covenant compliance and to provide related financial statement disclosures regarding potential financial covenant risks or violations under our debt agreements.

In response to this material weakness, in late March, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the Company’s processes surrounding the monitoring and oversight of compliance with Company’s financial covenants. Prior to the completion of the special committee’s work, the Board of Trustees determined in late April that a more detailed, Internal Investigation of these matters should be undertaken by the Audit Committee, with the assistance of independent outside professionals. This investigation is ongoing and the Company is unable to predict the ultimate outcome of the investigation, or the timing of its completion.

3) Remediation of Material Weakness

Beginning in the first quarter of 2012, management began taking the following steps to remediate the underlying causes of the material weakness described above:

•	Evaluated the processes surrounding the monitoring and oversight of the Company’s compliance with financial covenants under its debt agreements;

•	Instituted an additional level of review and analysis of covenant compliance calculations involving additional members of senior management;

•	Enhanced ongoing monitoring and forecasting of covenant compliance through more detailed analytics and modeling;

•	Enhanced procedures regarding the reporting by management to the Board of Trustees and the Audit Committee regarding financial covenant calculation and compliance;

•	Engaged in a thorough review of all debt agreements and provided additional tools for key personnel to track covenant compliance requirements; and

•	Increased and accelerated outside counsel’s participation in our periodic reporting process.

As a result of the review of Company’s debt agreements, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured term loan to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In connection with these amendments, the lenders under those loan agreements waived all financial covenant non-compliance, if any, and any cross-defaults under other indebtedness related thereto, that may have existed with respect to periods prior to the date of such amendments. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Management believes that these remedial actions have strengthened the Company’s internal control over financial reporting and that they will, over time, remediate the material weakness that was identified as of December 31, 2011. However, because some of the remedial steps will take place on a quarterly basis, management believes that it needs to continue to monitor the successful implementation of those steps before management is able to conclude that the material weakness has been remediated. The remediation and ultimate resolution of the Company’s material weakness will be reviewed with the Audit Committee of the Company’s Board of Trustees. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

4) Changes in Internal Control Over Financial Reporting

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There may be additional changes and enhancements to the Company’s internal control processes subsequent to March 31, 2012 as a result of the ongoing Internal Investigation.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2012, the Company was not subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the risk factors previously disclosed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company is subject to the following additional risks:

The Audit Committee of the Board of Trustees currently is conducting an internal investigation to review the facts and circumstances relating to management’s identification of a material weakness in our internal control over financial reporting as of December 31, 2011, and the processes surrounding the monitoring and oversight of compliance with our financial covenants. We are unable to predict the ultimate outcome and potential impact of the investigation, or the timing of its completion. In addition, we may be required to incur substantial costs and divert management resources in connection with the internal investigation and any related remedial measures, which could have a material adverse effect on our business, financial condition and results of operations.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness in our internal control over financial reporting as of December 31, 2011 relating to our monitoring and oversight of compliance with financial covenants under our debt agreements, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 9A – Controls and Procedures.” In response to this material weakness, in late March, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the processes surrounding the monitoring and oversight of compliance with Company’s financial covenants. Prior to the completion of the special committee’s review, the Board of Trustees determined in late April that a more detailed, internal investigation of these matters should be undertaken by the Audit Committee of the Board of Trustees (the “Internal Investigation”), with the assistance of independent outside professionals, which Internal Investigation is ongoing. We are unable to predict the timing or outcome of the Internal Investigation, or how it will impact the Company or its employees. Our management, Board of Trustees and employees already have expended a substantial amount of time in connection with matters related to the Internal Investigation, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. In addition, we may be required to incur substantial costs and further divert management resources in connection with the Internal Investigation and any related remedial measures, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, in addition to the risks associated with our ability to remediate this material weakness, as described in our Annual Report on Form 10-K for the year ended December 31, 2011, it is possible that additional control deficiencies may be identified pursuant to the Internal Investigation. These control deficiencies may represent one or more material weaknesses. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the Internal Investigation could, among other things, cause us to fail to file timely our periodic reports with the SEC, prevent us from providing reliable and accurate financial information and forecasts, or require us to hire additional employees, incur additional costs or divert management resources to remediate such deficiencies or material weaknesses.

We may become unable to remain current with the filing of our periodic reports with the SEC, and our efforts to stay current may require substantial management time and attention as well as significant additional accounting and legal expense.

As a result of the Internal Investigation we may experience significant delays with the filing of our periodic reports with the SEC, as a result of which we may face several adverse consequences. If we are unable to remain current with our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and may not be able to make offerings pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” We also will not be eligible to use a “short form” registration statement on Form S-3 for certain periods of time during the 12-month period after the time we become current in our filings. These restrictions could adversely affect our business, financial condition and results of operations.

Amendments to the unsecured revolving credit facility and unsecured term loan may limit the Company’s ability to raise additional capital through mortgage loans and expose the Company to the possibility of foreclosure, which could result in the loss of its investment in a property or group of properties.

As described in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the unsecured revolving credit facility and the unsecured term loan were amended to provide the lenders with the right, in their sole discretion, to record mortgages on substantially all of the Company’s unencumbered properties. These amendments may limit the Company’s ability to raise additional capital through loans secured by mortgages on those properties. As a result, the Company may be forced to raise capital through other sources that may not be available on attractive terms, or at all, which would have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to make distributions to its shareholders. Moreover, incurring mortgage and other secured debt obligations increases the Company’s risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately the Company’s loss of the property securing any loans for which the Company is in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of the property or portfolio of properties. For tax purposes, a foreclosure on any of the Company’s properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds the Company’s tax basis in the property, the Company would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder the Company’s ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Articles Supplementary Establishing Additional 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

4.1*	Amendment No. 15 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.2*	Amendment No. 16 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.3*	Amendment No. 17 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.4	Amendment No. 18 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.1	Amendment No.1, dated as of January 27, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Accounting Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Accounting Officer.

101	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three months ended March 31, 2012 and 2011; (iv) Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2012 and 2011; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: May 15, 2012	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: May 15, 2012	/s/ Michael H. Comer
Michael H. Comer
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

No.	Description

3.1	Articles Supplementary Establishing Additional 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

4.1*	Amendment No. 15 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.2*	Amendment No. 16 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.3*	Amendment No. 17 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.4	Amendment No. 18 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.1	Amendment No.1, dated as of January 27, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Accounting Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Accounting Officer.

101	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three months ended March 31, 2012 and 2011; (iv) Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2012 and 2011; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.