Form 10-Q/A
period 2012-03-31
FIRST POTOMAC REALTY TRUST
filed 2012-05-18
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 of First Potomac Realty Trust (the “Company”), filed with the Securities and Exchange Commission on May 15, 2012 (the “Form 10-Q”), is to furnish a corrected Exhibit 101 to the Form 10-Q. Due to an error by a third party financial printer, the Exhibit 101 originally furnished with the Form 10-Q did not include complete XBRL (eXtensible Business Reporting Language) interactive data files for the notes to the condensed consolidated financial statements included in the Form 10-Q. The following XBRL interactive data files, which were correctly stated in Exhibit 101 to the Form 10-Q, also are included in Exhibit 101 furnished with this Amendment No. 1 to the Form 10-Q: (i) Consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three months ended March 31, 2012 and 2011; and (iv) Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2012 and 2011.

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

Investors should continue to rely on the originally filed version of the Form 10-Q in making investment decisions. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way any disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: May 18, 2012	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

No.	Description

3.1	Articles Supplementary Establishing Additional 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

4.1*	Amendment No. 15 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.2*	Amendment No. 16 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.3*	Amendment No. 17 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership.

4.4	Amendment No. 18 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.1	Amendment No.1, dated as of January 27, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Accounting Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Accounting Officer.

101**	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three months ended March 31, 2012 and 2011; (iv) Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2012 and 2011; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012.
**	Furnished with this Form 10-Q/A.