Form 10-Q
period 2012-06-30
FIRST POTOMAC REALTY TRUST
filed 2012-08-09
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of August 9, 2012, there were 51,069,419 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST

FORM 10-Q

FIRST POTOMAC REALTY TRUST

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Rental property, net	$1,434,840	$1,439,661
Assets held-for-sale	3,568	5,297
Cash and cash equivalents	16,140	16,749
Escrows and reserves	13,651	18,455
Accounts and other receivables, net of allowance for doubtful accounts of $3,077 and $3,065, respectively	10,711	11,404
Accrued straight-line rents, net of allowance for doubtful accounts of $373 and $369, respectively	22,242	18,028
Notes receivable, net	54,696	54,661
Investment in affiliates	73,365	72,518
Deferred costs, net	37,806	34,683
Prepaid expenses and other assets	8,438	9,275
Intangible assets, net	53,022	59,021

Total assets	$1,728,479	$1,739,752

Liabilities:
Mortgage loans	$384,752	$432,023
Senior notes	—	75,000
Secured term loans	20,000	30,000
Unsecured term loan	300,000	225,000
Unsecured revolving credit facility	224,000	183,000
Accounts payable and other liabilities	60,284	53,507
Accrued interest	2,467	2,782
Rents received in advance	10,197	11,550
Tenant security deposits	5,978	5,603
Deferred market rent, net	4,266	4,815

Total liabilities	1,011,944	1,023,280

Noncontrolling interests in the Operating Partnership	35,563	39,981

Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 liquidation preference, 6,400 and 4,600 shares issued and outstanding, respectively	160,000	115,000
Common shares, $0.001 par value, 150,000 shares authorized; 50,991 and 50,321 shares issued and outstanding, respectively	51	50
Additional paid-in capital	802,804	798,171
Noncontrolling interests in consolidated partnerships	4,298	4,245
Accumulated other comprehensive loss	(9,663)	(5,849)
Dividends in excess of accumulated earnings	(276,518)	(235,126)

Total equity	680,972	676,491

Total liabilities, noncontrolling interests and equity	$1,728,479	$1,739,752

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental	$37,582	$34,584	$75,044	$66,081
Tenant reimbursements and other	10,306	7,781	19,455	15,616

Total revenues	47,888	42,365	94,499	81,697

Operating expenses:
Property operating	10,194	9,349	21,591	19,726
Real estate taxes and insurance	4,845	4,038	9,669	7,914
General and administrative	7,245	4,185	12,142	8,192
Acquisition costs	23	552	41	2,737
Depreciation and amortization	16,169	16,533	32,211	28,976
Impairment of real estate assets	—	—	1,949	—

Total operating expenses	38,476	34,657	77,603	67,545

Operating income	9,412	7,708	16,896	14,152

Other expenses, net:
Interest expense	10,983	10,437	22,186	19,029
Interest and other income	(1,499)	(1,410)	(3,008)	(2,235)
Equity in (earnings) losses of affiliates	(24)	—	22	32
Loss on debt extinguishment	13,221	—	13,221	—

Total other expenses, net	22,681	9,027	32,421	16,826

Loss from continuing operations before income taxes	(13,269)	(1,319)	(15,525)	(2,674)

(Provision) benefit for income taxes	(101)	148	(162)	461

Loss from continuing operations	(13,370)	(1,171)	(15,687)	(2,213)

Discontinued operations:
Loss from operations of disposed properties	(10)	(31)	(1,168)	(2,882)
Gain on sale of real estate property, net	161	1,954	161	1,954

Income (loss) from discontinued operations	151	1,923	(1,007)	(928)

Net (loss) income	(13,219)	752	(16,694)	(3,141)

Less: Net loss attributable to noncontrolling interests	789	65	1,108	203

Net (loss) income attributable to First Potomac Realty Trust	(12,430)	817	(15,586)	(2,938)

Less: Dividends on preferred shares	(3,100)	(2,228)	(5,764)	(4,010)

Net loss attributable to common shareholders	$(15,530)	$(1,411)	$(21,350)	$(6,948)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.31)	$(0.07)	$(0.41)	$(0.13)
Income (loss) from discontinued operations	—	0.04	(0.02)	(0.02)

Net loss	$(0.31)	$(0.03)	$(0.43)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	50,098	49,283	49,940	49,259

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(13,219)	$752	$(16,694)	$(3,141)
Unrealized gain on derivative instruments	87	55	73	108
Unrealized loss on derivative instruments	(4,831)	(595)	(4,089)	(391)

Total comprehensive (loss) income	(17,963)	212	(20,710)	(3,424)
Net loss attributable to noncontrolling interests	789	65	1,108	203
Net loss from derivative instruments attributable to noncontrolling interests	242	27	202	19

Comprehensive (loss) income attributable to First Potomac Realty Trust	$(16,932)	$304	$(19,400)	$(3,202)

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,694)	$(3,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate property, net	(161)	(1,954)
Depreciation and amortization	131	836
Impairment of real estate assets	1,072	2,711
Depreciation and amortization	32,211	29,379
Stock based compensation	1,445	1,387
Bad debt expense	248	518
Deferred income taxes	(240)	(461)
Amortization of deferred market rent	40	(502)
Amortization of financing costs and discounts	1,013	2,460
Equity in losses of affiliates	22	32
Distributions from investments in affiliates	770	83
Loss on debt extinguishment	2,379	—
Impairment of real estate assets	1,949	—
Changes in assets and liabilities:
Escrows and reserves	5,237	(7,698)
Accounts and other receivables	493	(1,056)
Accrued straight-line rents	(4,367)	(3,208)
Prepaid expenses and other assets	2,200	1,317
Tenant security deposits	350	96
Accounts payable and accrued expenses	3,948	2,809
Accrued interest	(316)	427
Rents received in advance	(1,346)	(102)
Deferred costs	(7,702)	(7,387)

Total adjustments	39,376	19,687

Net cash provided by operating activities	22,682	16,546

Cash flows from investing activities:
Purchase deposit on future acquisitions	—	(20,319)
Proceeds from sale of real estate assets	10,838	26,883
Change in escrow and reserve accounts	(10)	(2,249)
Investment in note receivable	—	(29,181)
Acquisition of rental property and associated intangible assets	—	(12,513)
Additions to rental property	(31,904)	(16,552)
Acquisition of land parcel	—	(7,500)
Additions to construction in progress	(3,085)	(8,879)
Investment in affiliates	(1,639)	(260)

Net cash used in investing activities	(25,800)	(70,570)

Cash flows from financing activities:
Financing costs	(2,005)	(2,224)
Issuance of preferred shares, net	43,518	110,997
Issuance of common shares, net	3,599	—
Issuance of debt	267,000	78,000
Repayments of debt	(282,881)	(130,826)
Contributions from joint venture partner	—	1,000
Dividends to common shareholders	(20,301)	(19,989)
Dividends to preferred shareholders	(5,328)	(2,896)
Distributions to noncontrolling interests	(1,120)	(667)
Stock option exercises	27	64

Net cash provided by financing activities	2,509	33,459

Net decrease in cash and cash equivalents	(609)	(20,565)
Cash and cash equivalents, beginning of period	16,749	33,280

Cash and cash equivalents, end of period	$16,140	$12,715

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows – Continued

(unaudited)

Supplemental disclosure of cash flow information for the six months ended June 30 is as follows (amounts in thousands):

	2012	2011
Cash paid for interest, net	$21,086	$17,530
Cash paid for income based franchise taxes	714	242
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	—	139,373
Contingent consideration recorded at acquisition	—	9,356
Conversion of Operating Partnership units into common shares	3,042	19
Issuance of Operating Partnership units in connection with the acquisition of real estate	—	21,721

Cash paid for interest on indebtedness is net of capitalized interest of $1.5 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, 243,757 Operating Partnership units were redeemed for an equivalent number of the Company’s common shares. During the six months ended June 30, 2011, 1,300 Operating Partnership units were redeemed for an equivalent number of the Company’s common shares.

During the six months ended June 30, 2011, the Company acquired four consolidated properties at an aggregate purchase price of $189.6 million, including the assumption of $139.4 million of mortgage debt and the issuance of 1,418,715 Operating Partnership units valued at $21.7 million on the date of acquisition. The 2011 acquisitions included 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation.

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of June 30, 2012, owned a 95.0% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At June 30, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 1.0 million square feet through six unconsolidated joint ventures. The Company also owned land that can support approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 84.0% occupied by 612 tenants at June 30, 2012. The Company did not include square footage that was in development or redevelopment, which totaled 0.5 million square feet at June 30, 2012, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of June 30, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent. The U.S. Government accounted for approximately 15% of the Company’s outstanding accounts receivable at June 30, 2012. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of June 30, 2012, the results of its operations and its comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions, costs associated with the Company’s internal investigation, and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utility expense and snow and ice removal costs.

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

The Company will classify a building as held-for-sale in accordance with GAAP in the period in which it has made the decision to dispose of the building, the Company’s Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Company will cease depreciation of the asset. The Company will classify any impairment loss, together with the building’s operating results, as discontinued operations in its consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in its consolidated balance sheets in the period the held-for-sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition.

The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three and six months ended June 30, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

The Company will establish a provision for anticipated credit losses associated with its notes receivable and debt investments when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during the three and six months ended June 30, 2012 and 2011.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see footnote 7, Discontinued Operations.

(3) Earnings Per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented, which include stock options, non-vested shares, preferred shares and exchangeable senior notes. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in total earnings attributable to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per common share:
Loss from continuing operations	$(13,370)	$(1,171)	$(15,687)	$(2,213)
Income (loss) from discontinued operations	151	1,923	(1,007)	(928)

Net (loss) income	(13,219)	752	(16,694)	(3,141)
Less: Net loss from continuing operations attributable to noncontrolling interests	796	152	1,052	221
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests	(7)	(87)	56	(18)

Net (loss) income attributable to First Potomac Realty Trust	(12,430)	817	(15,586)	(2,938)
Less: Dividends on preferred shares	(3,100)	(2,228)	(5,764)	(4,010)

Net loss available to common shareholders	(15,530)	(1,411)	(21,350)	(6,948)
Less: Allocation to participating securities	(165)	(155)	(306)	(292)

Net loss attributable to common shareholders	$(15,695)	$(1,566)	$(21,656)	$(7,240)

Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding – basic and diluted	50,098	49,283	49,940	49,259

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.31)	$(0.07)	$(0.41)	$(0.13)
Income (loss) from discontinued operations	—	0.04	(0.02)	(0.02)

Net loss	$(0.31)	$(0.03)	$(0.43)	$(0.15)

In accordance with accounting requirements regarding earnings per common share, the Company did not include the following potential common shares in its calculation of diluted earnings per common share as they are anti-dilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock option awards	1,495	920	1,478	911
Non-vested share awards	504	388	526	415
Conversion of exchangeable senior notes(1)	—	854	—	854
Series A Preferred Shares(2)	13,122	7,313	11,186	7,284

	15,121	9,475	13,190	9,464

(1)

On December 15, 2011, the Company repaid the outstanding balance of $30.4 million on its exchangeable senior notes. At June 30, 2011, each $1,000 principal amount of the exchangeable senior notes was convertible into 28.039 common shares.

(2)

The Company’s Series A Preferred Shares, which have a $25 per share liquidation value, are only convertible into the Company’s common shares upon certain changes in control of the Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price. In March 2012, the Company issued an additional 1.8 million Series A Preferred Shares. As of June 30, 2012, the Company had a total of 6.4 million Series A Preferred Shares outstanding.

(4) Rental Property

Rental property represents property, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$386,479	$384,409
Buildings and improvements	1,058,185	1,052,341
Construction in process	60,060	70,362
Tenant improvements	133,171	116,148
Furniture, fixtures and equipment	5,415	5,400

	1,643,310	1,628,660
Less: accumulated depreciation	(208,470)	(188,999)

	$1,434,840	$1,439,661

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of June 30, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities(1)	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	713	—	$—	135	$4,267
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	191	11,607
Southern Virginia	841	166	617	—	—

	2,372	166	$617	326	$15,874

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs.

During the second quarter of 2012, the Company placed in-service redevelopment activities totaling 17,500 square feet in its Northern Virginia reporting segment that were completed in 2011 at a cost of $0.6 million. No development activities were placed in-service during the second quarter of 2012.

At June 30, 2012, the Company had substantially completed redevelopment activities that have yet to be placed in service on 191,000 square feet, at a cost of $11.6 million, in its Northern Virginia reporting segment, which primarily relate to redevelopment activities at Three Flint Hill. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

(5) Notes Receivable

Below is a summary of the Company’s notes receivable at June 30, 2012 (dollars in thousands):

	Balance at June 30, 2012
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(190)	$24,810	12.5%	950 F Street, NW
April 2011	30,000	(114)	29,886	9.0%	America’s Square

	$55,000	$(304)	$54,696

	Balance at December 31, 2011
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(211)	$24,789	12.5%	950 F Street, NW
April 2011	30,000	(128)	29,872	9.0%	America’s Square

	$55,000	$(339)	$54,661

The Company recorded interest income of $1.5 million and $3.0 million for the three and six months ended June 30, 2012, respectively, and $1.4 million and $2.2 million for the three and six months ended June 30, 2011, respectively, related to its notes receivable.

The notes require monthly payments of interest to the Company. The Company recorded income from the amortization of origination costs of $17 thousand and $35 thousand for the three and six months ended June 30, 2012, respectively, and $17 thousand and $27 thousand for the three and six months ended June 30, 2011, respectively. The amortization of origination costs are recorded within “Interest and other income” in the Company’s consolidated statements of operations.

(6) Investment in Affiliates

The Company owns an interest in several properties in which it does not control the activities that are most significant to the operations of the properties. As a result, the assets, liabilities and operating results of these noncontrolled properties are not consolidated within the Company’s condensed consolidated financial statements. The Company’s investment in these properties is recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investment in affiliates consisted of the following at June 30, 2012 (dollars in thousands):

	Reporting Segment	Ownership Interest	Company Investment
1200 17th Street, NW	Washington, D.C.	95%	$21,965
Metro Place III & IV	Northern Virginia	51%	27,507
1750 H Street, NW	Washington, D.C.	50%	16,346
Aviation Business Park	Maryland	50%	4,618
RiversPark I and II	Maryland	25%	2,929

			$73,365

The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Assets:
Rental property, net	$243,744	$242,767
Cash and cash equivalents	7,128	4,009
Other assets	19,897	22,734

Total assets	270,769	269,510

Liabilities:
Mortgage loans(1)	130,910	132,370
Other liabilities	9,909	7,207

Total liabilities	140,819	139,577

Net assets	$129,950	$129,933

(1)

Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company. The fair value of the potential liability to the Company is inconsequential as the likelihood of the debt being called is remote.

The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in (earnings) losses of affiliates.” The following table summarizes the results of operations of the Company’s unconsolidated joint ventures, which due to its varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in its consolidated statements of operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$6,241	$2,886	$12,321	$5,964
Total operating expenses	(1,808)	(786)	(3,576)	(1,922)

Net operating income	4,433	2,100	8,745	4,042
Depreciation and amortization	(3,168)	(1,259)	(6,336)	(2,561)
Other expenses, net	(1,083)	(852)	(2,165)	(1,575)

Net income (loss)	$182	$(11)	$244	$(94)

The Company earns various fees from several of its unconsolidated joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized fees from its unconsolidated joint ventures of $121 thousand and $201 thousand for the three and six months ended June 30, 2012, respectively, and $51 thousand and $99 thousand for the three and six months ended June 30, 2011, respectively.

(7) Discontinued Operations

In May 2012, the Company sold Goldenrod Lane, a 24,000 square foot office building in Germantown, Maryland for net sale proceeds of $2.7 million. The Company reported a gain on the sale of the property of $0.2 million in its second quarter results. In May 2012, the Company sold Woodlands Business Center, a 38,000 square foot office building in Largo, Maryland for net sale proceeds of $2.9 million and recorded an inconsequential gain on the sale of the property. The Company recorded impairment charges in 2011 and the first quarter of 2012 based on the difference between the contractual sales price less anticipated selling costs and the carrying value of the property. Both Goldenrod Lane and Woodlands Business Center were acquired as part of a portfolio acquisition in 2004.

In June 2012, the Company entered into a binding contract to sell two buildings at Owings Mills Business Park, a six-building, 219,000 square foot business park in Owings Mills, Maryland. The sale is expected to be completed in the third quarter of 2012. At June 30, 2012, the two buildings at Owings Mills Business Park met the Company’s held-for-sale criteria (described in footnote 2(c), Rental Property) and, therefore, the assets of the two buildings were classified within “Assets held-for-sale” and the liabilities of the two buildings, which were immaterial, were classified within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets. In the first quarter of 2012, the Company recorded a $2.7 million impairment charge at Owings Mills Business Park, which included $0.8 million for the two buildings classified as held-for-sale. The impairment charge was based on the difference between the contractual sales price less anticipated selling costs and the carrying value of the property.

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented:

	Reporting Segment	Disposition Date	Property Type	Square Feet
Owings Mills Business Park(1)	Maryland	September 2012(2)	Business Park	38,779
Goldenrod Lane	Maryland	5/31/2012	Office	23,518
Woodlands Business Center	Maryland	5/8/2012	Office	37,887
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429
Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488
Gateway West	Maryland	5/27/2011	Office	111,481
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208

(1)	Represents two buildings, of the six building, 219,284 square foot office park, that were held-for-sale at June 30, 2012.
(2)	Anticipated date of disposal.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes for the periods presented. The Company did not dispose of or enter into any binding agreements to sell any other properties during the six months ended June 30, 2012 and 2011.

The following table summarizes the components of net income (loss) from discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$186	$863	$555	$2,045
Net loss, before taxes	(10)	(31)	(1,168)	(2,882)
Gain on sale of real estate property, net	161	1,954	161	1,954

The Company did not record any impairment charges on its real estate assets for the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, net income (loss) from discontinued operations reflects impairment charges of $1.1 million and $2.7 million, respectively.

(8) Debt

The Company’s borrowings consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through July 2022	$384,752	$432,023
Series A senior notes, effective interest rate of 6.41%(1)	—	37,500
Series B senior notes, effective interest rate of 6.55%(1)	—	37,500
Secured term loan, effective interest rate of LIBOR plus 4.50%, with maturity dates in January 2013 and January 2014(2)(3)	20,000	30,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.40% to LIBOR plus 2.55%, with staggered maturity dates ranging from July 2016 to July 2018(3)	300,000	225,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.75%, maturing January 2015(3)(4)	224,000	183,000

	$928,752	$945,023

(1)

On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Series A and Series B senior notes with borrowings under the Company’s unsecured revolving credit facility. See footnote 8(b), Senior Notes for more information.

(2)	On January 1, 2012, the loan’s applicable interest rate increased to LIBOR plus 4.50% and will increase to LIBOR, plus 550 basis points in January 2013.
(3)	At June 30, 2012, LIBOR was 0.25%.
(4)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at June 30, 2012 and December 31, 2011 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	June 30, 2012	December 31, 2011
Campus at Metro Park North(1)	7.11%	5.25%		February 2012	$—	$21,692
One Fair Oaks(2)	6.31%	6.72%		June 2012	—	52,604
1434 Crossways Blvd Building II(3)	7.05%	5.38%		August 2012	8,899	9,099
Crossways Commerce Center	6.70%	6.70%		October 2012	23,481	23,720
Newington Business Park Center	6.70%	6.70%		October 2012	14,812	14,963
Prosperity Business Center	6.25%	5.75%		January 2013	3,312	3,381
Cedar Hill	6.00%	6.58%		February 2013	15,624	15,838
Merrill Lynch Building	6.00%	7.29%		February 2013	13,431	13,571
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	7,797	7,943
Linden Business Center	6.01%	5.58%		October 2013	6,834	6,918
840 First Street, NE	5.18%	6.05%		October 2013	55,231	55,745
Owings Mills Business Center	5.85%	5.75%		March 2014	5,281	5,338
Annapolis Business Center	5.74%	6.25%		June 2014	8,293	8,360
Cloverleaf Center(4)	6.75%	6.75%		October 2014	16,753	16,908
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and 15395 John Marshall Highway	5.19%	5.19%		August 2015	96,916	97,681
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	457	520
Building C	7.88%	6.63%		December 2017	857	920
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,206	1,369
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,149	2,235
Mercedes Center– Note 1(4)	4.67%	6.04%		January 2016	4,695	4,713
Mercedes Center – Note 2(4)	6.57%	6.30%		January 2016	9,610	9,722
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	926	1,016
Hillside Center	5.75%	4.62%		December 2016	13,932	14,122
500 First Street, NW	5.72%	5.79%		July 2020	38,007	38,277
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,077	4,149
Airpark Business Center	7.45%	6.63%		June 2021	1,172	1,219
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	31,000	—

		5.75	%(5)		384,752	432,023
Unamortized fair value adjustments					(756)	(1,147)

Principal balance					$383,996	$430,876

(1)	The loan was repaid in February 2012 with borrowings under the Company’s unsecured revolving credit facility.
(2)

The loan was repaid in June 2012 with the issuance of a $40.0 million senior secured term loan, which was subsequently repaid in late June 2012, and borrowings under the Company’s unsecured revolving credit facility.

(3)	The loan was repaid on August 6, 2012 with borrowings under the Company’s unsecured revolving credit facility.
(4)	Of the mortgage loan totals, $3.5 million encumbered by Cloverleaf Center and $5.0 encumbered by Mercedes Center are recourse to the Company.
(5)	Weighted average interest rate on total mortgage debt.

(b) Senior Notes

On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Series A and Series B Senior Notes (collectively, the “Senior Notes”). As a result of the prepayment, the Company paid a $10.2 million make-whole amount and $2.4 million of accrued interest to the holders of the notes. The prepayment of the Senior Notes, the make-whole amount, and the accrued interest on the notes were paid with borrowings under the Company’s unsecured revolving credit facility. The make-whole amount and the write-off of $0.2 million of unamortized deferred financing costs associated with the Senior Notes were recorded within “Loss on debt extinguishment” in the Company’s consolidated statements of operations in the second quarter of 2012.

(c) Term Loans

Unsecured Term Loan

The table below shows the outstanding balances of the three tranches of the $300.0 million unsecured term loan at June 30, 2012 (dollars in thousands):

	Maturity Date	Amount	Interest Rate
Tranche A	July 2016	$60,000	LIBOR, plus 240 basis points
Tranche B	July 2017	147,500	LIBOR, plus 250 basis points
Tranche C	July 2018	92,500	LIBOR, plus 255 basis points

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

Senior Secured Term Loan

On June 11, 2012, the Company entered into a three-month, $40.0 million senior secured term loan, with an interest rate of LIBOR plus 275 basis points. The proceeds from the loan, together with a draw on the Company’s unsecured revolving credit facility were used to repay a $52.4 million mortgage loan encumbering One Fair Oaks. On June 28, 2012, the Company repaid the $40.0 million senior secured term loan and all accrued interest thereunder with proceeds from the issuance of a $31.0 million mortgage loan that closed on June 28, 2012, with a contractual interest rate of 4.22%, encumbering 1211 Connecticut Avenue, NW and a draw on the Company’s unsecured revolving credit facility.

Secured Term Loan

Of the $20.0 million balance outstanding on the Company’s secured term loan at June 30, 2012, $10.0 million matures in January 2013 and $10.0 million matures in January 2014. At June 30, 2012, the loan’s applicable interest rate was LIBOR plus 450 basis points, which will increase to 550 basis points in January 2013. The Company’s secured term loan contains several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the loan and accrued interest to become immediately due and payable.

(d) Unsecured Revolving Credit Facility

During the second quarter of 2012, the Company drew $117.0 million under its unsecured revolving credit facility to prepay its Senior Notes, which includes a $10.2 million make-whole amount and accrued interest on the notes, to partially fund the repayment of both the $40.0 million senior secured term loan and the One Fair Oaks mortgage loan and for general corporate purposes. For the three and six months ended June 30, 2012, the Company’s weighted average borrowings on its unsecured revolving credit facility were $133.5 million and $147.2 million, respectively, with a weighted average interest rate of 3.0% and 2.9%, respectively, compared with weighted average borrowings of $151.1 million and $132.9 million with a weighted average interest rate of 3.1% and 3.2% for the three and six months ended June 30, 2011, respectively. The Company’s maximum outstanding borrowings were $224.0 million for both the three and six months ended June 30, 2012 compared with maximum outstanding borrowings of $164.0 million and $191.0 million for the three and six months ended June 30, 2011, respectively. At June 30, 2012, outstanding borrowings under the unsecured revolving credit facility were $224.0 million with a weighted average interest rate of 3.0%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. At June 30, 2012, the available capacity under the unsecured revolving credit facility was $31.0 million. The Company borrowed $13.0 million under its revolving credit facility on August 6, 2012 to repay the $8.9 million mortgage loan that encumbered 1434 Crossways and for other general corporate purposes. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants.

(e) Interest Rate Swap Agreements

During the second quarter of 2012, the Company entered into two interest rate swap agreements that fixed LIBOR on $75.0 million of its variable rate debt. At June 30, 2012, the Company had fixed LIBOR, at a weighted average interest rate of 1.5%, on $350.0 million of its variable rate debt through twelve interest rate swap agreements. See footnote 10, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

(f) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2012, the Company was in compliance with the covenants of its unsecured term loan, secured term loan and unsecured revolving credit facility.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, on May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan (together, the “Bank Debt”) to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In addition, the unsecured revolving credit facility and the unsecured term loan were amended to give the lenders the right, at their option, to record mortgages on substantially all of the Company’s unencumbered properties, which they have not yet elected to do as of the date of this Quarterly Report on Form 10-Q. The unsecured term loan was also amended to convert the facility from a fixed interest rate spread over LIBOR to an interest rate spread that floats based on the Company’s leverage levels. The floating rate spread increased the pricing of the unsecured term loan by 25 basis points and can increase by an additional 25 basis points to the extent the Company’s leverage levels increase further or can revert to the original pricing if the Company’s leverage ratio improves. In connection with these amendments, the lenders under those loan agreements waived (i) all financial covenant non-compliance, if any, and any cross-defaults related thereto, that may have existed with respect to periods prior to the date of such amendments and (ii) any claim to increased or additional interest that may have accrued and been owing by the Company as a result of any such default or event of default described in clause (i). Such waivers are effective with respect to such default or event of default, if any, as of the date such default or event of default occurred. During the second quarter of 2012, the Company paid $1.2 million in financing fees to the lenders in connection with the foregoing amendments and expensed $2.2 million of previously deferred financing costs associated with the unsecured term loan.

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

(9) Income Taxes

The Company owns properties located in Washington, D.C. that are subject to local income based franchise taxes at an effective rate of 9.975%. During the three and six months ended June 30, 2012, the Company recognized a provision for income taxes of $0.1 million and $0.2 million, respectively, and recognized a benefit from income taxes of $0.1 million and $0.5 million during the three and six months ended June 30, 2011, respectively. The Company also has interests in two unconsolidated joint ventures that own real estate in Washington, D.C. that are subject to the franchise tax. The impact for income taxes related to these unconsolidated joint ventures is reflected within “Equity in (earnings) losses of affiliates” in the Company’s consolidated statements of operations.

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

The Company has not recorded a valuation allowance against its deferred tax assets as it determined that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has not recognized any deferred tax assets or liabilities as a result of uncertain tax positions and has no material net operating loss, capital loss or alternative minimum tax carryovers. There was no benefit or provision for income taxes associated with the Company’s discontinued operations for any periods presented. At June 30, 2012 and December 31, 2011, the Company had deferred tax assets totaling $2.2 million and $1.4 million, respectively, and deferred tax liabilities totaling $5.5 million and $5.0 million, respectively. At June 30, 2012 and December 31, 2011, the Company recorded its deferred tax assets within “Prepaid expenses and other assets” and recorded its deferred tax liabilities within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.

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

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. During the second quarter of 2012, the Company entered into two interest rate swap agreements that fixed LIBOR on $75.0 million of its variable rate debt.

At June 30, 2012, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.1349%

		$350,000

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any cash received or paid as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any ineffectiveness associated with its cash flow hedges during the three and six months ended June 30, 2012 and 2011, which would have been recorded in earnings, and does not expect any future ineffectiveness. Therefore, as of June 30, 2012, no amounts have been or are expected to be reclassified from “Accumulated other comprehensive loss” into earnings.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Balance at June 30, 2012	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$10,146	$—	$10,146	$—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,448	—	—	1,448
840 First Street, NE	745	—	—	745

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$10,583	$—	$5,250	$5,333

Recurring Measurements:
Derivative instrument-swap liabilities	6,129	—	6,129	—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,448	—	—	1,448
840 First Street, NE	745	—	—	745

There were no assets or liabilities measured on a non-recurring basis at June 30, 2012. With the exception of its contingent consideration obligations, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the six months ended June 30, 2012 and 2011. Also, no transfers into and out of fair value measurements levels for assets or liabilities that are measured on a recurring basis occurred during the six months ended June 30, 2012 and 2011.

Interest Rate Derivatives

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

Contingent Consideration

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At June 30, 2012, the contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending on the leasing of any of the vacant space.

The Company has a contingent consideration obligation associated with the 2009 acquisition of Corporate Campus at Ashburn Center. As part of the acquisition price of Corporate Campus at Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At June 30, 2012, the contingent consideration obligation was $1.4 million.

The Company did not recognize any additional gains or losses associated with its contingent consideration, as there was no change in the fair value of the contingent consideration, for the three and six months ended June 30, 2012 and 2011.

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed. For the three months ended June 30, 2012, the Company did not record any impairment on its real estate assets.

During the fourth quarter of 2011, the Company reduced its intended holding period for its Woodlands Business Center and Goldenrod Lane properties, which are both located in the Company’s Maryland reporting segment. Based on an analysis of each property’s cash flows over the Company’s reduced holding period for each respective property, the Company recorded impairment charges of $1.6 million and $0.9 million, respectively, in the fourth quarter of 2011. In April 2012, the Company entered into a binding contract to sell its Woodlands Business Center property and recorded an additional impairment charge of $0.2 million to reduce the Woodlands Business Center property’s carrying value to reflect its fair value, less anticipated selling costs at March 31, 2012. The Company sold both its Woodlands Business Center and Goldenrod Lane properties in May 2012 for total net proceeds of $5.5 million. The Company determined the fair value of the properties based on the execution of a contract to sell.

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

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. The Company determines the fair value of its notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The Company deems the fair value measurement of its debt instruments as a Level 2 measurement as the Company uses quoted interest rates for similar debt instruments to value its debt instruments. The Company also uses quoted market interest rates to value its notes receivable, which the Company considers a Level 2 measurement as it does not believe notes receivable trade in an active market.

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at June 30, 2012 and December 31, 2011 are as follows (amounts in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,696	$55,000	$54,661	$55,000

Financial Liabilities:
Mortgage debt	$384,752	$393,011	$432,023	$437,593
Series A senior notes(2)	—	—	37,500	39,128
Series B senior notes(2)	—	—	37,500	41,383
Secured term loans	20,000	20,000	30,000	29,990
Unsecured term loan	300,000	300,000	225,000	224,388
Unsecured revolving credit facility	224,000	224,000	183,000	182,740

Total	$928,752	$937,011	$945,023	$955,222

(1)	The face value of the Company’s notes receivable was $55.0 million at June 30, 2012 and December 31, 2011.
(2)

During the second quarter of 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Senior Notes with borrowings under the Company’s unsecured revolving credit facility.

(12) Equity

On May 11, 2012, the Company paid a dividend of $0.20 per common share to common shareholders of record as of May 4, 2012 and, on May 15, 2012, paid a dividend of $0.484375 per share to preferred shareholders of record as of May 4, 2012. On July 23, 2012, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend will be paid on August 10, 2012 to common shareholders of record as of August 3, 2012. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on August 15, 2012 to preferred shareholders of record as of August 3, 2012. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common shares, the Operating Partnership distributes an equivalent distribution on its Operating Partnership common units.

The Company’s unsecured revolving credit facility, unsecured term loan and secured term loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit the Company’s ability to make distributions to its common and preferred shareholders. Further, distributions with respect to the Company’s common shares are subject to its ability to first satisfy its obligations to pay distributions to the holders of its Series A Preferred Shares.

As a result of the redemption feature of the Operating Partnership units requiring delivery of registered shares of the Company, the noncontrolling interests associated with the Operating Partnerhsip are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2011	$672,246	$4,245	$676,491	$39,981
Net (loss) income	(15,586)	44	(15,542)	(1,152)
Changes in ownership, net	49,457	9	49,466	(1,945)
Distributions to owners	(25,629)	—	(25,629)	(1,119)
Other comprehensive loss	(3,814)	—	(3,814)	(202)

Balance at June 30, 2012	$676,674	$4,298	$680,972	$35,563

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2010	$614,983	$3,077	$618,060	$16,122
Net loss	(2,938)	—	(2,938)	(203)
Changes in ownership, net	111,477	1,002	112,479	21,142
Distributions to owners	(22,885)	—	(22,885)	(667)
Other comprehensive income	(264)	—	(264)	(19)

Balance at June 30, 2011	$700,373	$4,079	$704,452	$36,375

A summary of the Company’s accumulated other comprehensive loss is as follows (amounts in thousands):

	2012	2011
Beginning balance at January1,	$(5,849)	$(545)
Net loss on derivative instruments	(4,016)	(282)
Net loss attributable to noncontrolling interests	202	19

Ending balance at June 30,	$(9,663)	$(808)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at June 30, 2012, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $31.5 million. At June 30, 2012, the Company recorded an adjustment of $3.3 million to present certain noncontrolling interests at the greater of their carrying value or redemption value.

At December 31, 2011, 2,920,561 of the total common Operating Partnership units, or 5.5%, were not owned by the Company. During the six months ended June 30, 2012, 243,757 common Operating Partnership units were redeemed for 243,757 common shares. As a result, 2,676,804 of the total common Operating Partnership units, or 5.0%, were not owned by the Company at June 30, 2012. There were no common Operating Partnership units redeemed with available cash during the six months ended June 30, 2012.

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

At June 30, 2012, the Company’s consolidated joint ventures owned the following properties:

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

Option Exercises

The Company received approximately $17 thousand and $46 thousand from the exercise of stock options during the three months ended June 30, 2012 and 2011, respectively, and $27 thousand and $64 thousand for the six months ended June 30, 2012 and 2011, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 were $6 thousand and $25 thousand, respectively, and $9 thousand and $34 thousand for the six months ended June 30, 2012 and 2011, respectively.

Non-vested share awards

The Company issues non-vested share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards. On May 23, 2012, the Company granted a total of 27,894 restricted shares to its non-employee trustees, all of which will vest on the first anniversary of the award date and fair value was determined based on the share price of the underlying common shares on the date of issuance.

The Company recognized $0.6 million of compensation expense associated with its non-vested share awards during both the three months ended June 30, 2012 and 2011, and $1.2 million during both the six months ended June 30, 2012 and 2011. Dividends on all non-vested share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of dividends over earnings related to participating securities are shown as a reduction in net income available to common shareholders in the Company’s computation of EPS.

A summary of the Company’s non-vested share awards as of June 30, 2012 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	827,408	$12.83
Granted	27,894	11.83
Vested	(45,506)	13.01

Non-vested at June 30, 2012	809,796	12.78

As of June 30, 2012, the Company had $6.4 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 3.7 years.

(15) Commitments and Contingencies

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations, financial position or cash flows of the Company.

(16) Segment Information

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

The results of operations for the Company’s four reportable segments are as follows (dollars in thousands):

	Three months ended June 30, 2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	64	4	55	57	180
Square feet	3,816,137	666,714	3,655,043	5,648,491	13,786,385

Total revenues	$15,128	$7,165	$13,083	$12,512	$47,888
Property operating expense	(3,106)	(1,001)	(2,820)	(3,267)	(10,194)
Real estate taxes and insurance	(1,243)	(1,233)	(1,348)	(1,021)	(4,845)

Total property operating income	$10,779	$4,931	$8,915	$8,224	32,849

Depreciation and amortization expense					(16,169)
General and administrative					(7,245)
Acquisition costs					(23)
Other expenses, net					(22,681)
Provision for income taxes					(101)
Income from discontinued operations					151

Net loss					$(13,219)

Capital expenditures(1)	$4,979	$842	$6,019	$3,824	$16,000

	Three Months Ended June 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	67	4	57	55	183
Square feet	3,875,172	633,452	3,662,616	5,478,909	13,650,149

Total revenues	$11,948	$5,938	$12,272	$12,207	$42,365
Property operating expense	(2,722)	(1,147)	(2,615)	(2,865)	(9,349)
Real estate taxes and insurance	(1,179)	(667)	(1,212)	(980)	(4,038)

Total property operating income	$8,047	$4,124	$8,445	$8,362	28,978

Depreciation and amortization expense					(16,533)
General and administrative					(4,185)
Acquisition costs					(552)
Other expenses, net					(9,027)
Benefit from income taxes					148
Income from discontinued operations					1,923

Net income					$752

Capital expenditures(1)	$6,002	$418	$7,604	$1,784	$16,321

	Six months ended June 30, 2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$29,373	$13,991	$26,398	$24,737	$94,499
Property operating expense	(6,823)	(2,189)	(5,932)	(6,647)	(21,591)
Real estate taxes and insurance	(2,430)	(2,274)	(2,900)	(2,065)	(9,669)

Total property operating income	$20,120	$9,528	$17,566	$16,025	63,239

Depreciation and amortization expense					(32,211)
General and administrative					(12,142)
Acquisition costs					(41)
Impairment of real estate assets					(1,949)
Other expenses, net					(32,421)
Provision for income taxes					(162)
Loss from discontinued operations					(1,007)

Net loss					$(16,694)

Total assets(2)(3)	$490,788	$333,345	$455,675	$367,528	$1,728,479

Capital expenditures(1)	$13,031	$1,705	$12,477	$6,836	$34,989

	Six Months Ended June 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$24,613	$9,508	$22,800	$24,776	$81,697
Property operating expense	(6,300)	(1,867)	(5,593)	(5,966)	(19,726)
Real estate taxes and insurance	(2,276)	(1,240)	(2,400)	(1,998)	(7,914)

Total property operating income	$16,037	$6,401	$14,807	$16,812	54,057

Depreciation and amortization expense					(28,976)
General and administrative					(8,192)
Acquisition costs					(2,737)
Other expenses, net					(16,826)
Benefit from income taxes					461
Loss from discontinued operations					(928)

Net loss					$(3,141)

Total assets(2)(3)	$476,878	$269,393	$420,927	$344,694	$1,608,550

Capital expenditures(1)	$8,801	$678	$11,212	$3,539	$25,431

(1)

Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $336 and $513 for the three months ended June 30, 2012 and 2011, respectively, and $940 and $1,201 for the six months ended June 30, 2012 and 2011, respectively.

(2)

Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see footnote 6, Investment in Affiliates.

(3)	Corporate assets not allocated to any of our reportable segments totaled $81,143 and $96,658 at June 30, 2012 and 2011, respectively.

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of June 30, 2012, owned a 95.0% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.

At June 30, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 1.0 million square feet through six unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 84.0% occupied by 612 tenants. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.5 million square feet at June 30, 2012. The Company derives substantially all of its revenue from leases of space within its properties. As of June 30, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent.

The primary source of the Company’s revenue and earnings is rent received from tenants under long-term (generally three to ten years) operating leases at its properties, including reimbursements from tenants for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.

The Company’s long-term growth will principally be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties, or contribute properties to joint ventures, at favorable prices; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.

Executive Summary

The Company incurred a net loss of $13.2 million and $16.7 million for the three and six months ended June 30, 2012, respectively, compared with net income of $0.8 million and a net loss of $3.1 million for the three and six months ended June 30, 2011, respectively. The increase in the Company’s net loss for the three and six months ended June 30, 2012 compared with the same periods in 2011 was due to $13.2 million of debt extinguishment charges and $2.5 million of legal and accounting fees associated with the Company’s internal investigation, both of which were incurred in the second quarter of 2012.

The Company’s funds from operations (“FFO”) available to common shareholders were $1.2 million, or $0.02 per diluted share, and $15.6 million, or $0.29 per diluted share, for the three and six months ended June 30, 2012, respectively, compared with FFO of $14.0 million, or $0.27 per diluted share, and $24.4 million, or $0.48 per diluted share, for the three and six months ended June 30, 2011, respectively. The decline in FFO for the three and six months ended June 30, 2012 compared with the same periods in 2011 was also due to the above mentioned debt extinguishment charges and legal and accounting fees. FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net loss attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Transactions

•	Executed 560,000 square feet of leases, including 147,000 square feet of new leases;

•	Prepaid the entire $75.0 million principal balance of its Series A and Series B Senior Notes and paid a $10.2 million make-whole amount associated with the prepayment; and

•

Amended its unsecured revolving credit facility, unsecured term loan and secured loan to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions.

Internal Investigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2011. In response to this material weakness, on March 20, 2012, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the Company’s processes surrounding the monitoring and oversight of compliance with its financial covenants. The Board of Trustees determined in late April 2012 that a more detailed internal investigation (the “Internal Investigation”) of these matters should be undertaken by the Audit Committee of the Board of Trustees (the “Audit Committee”) with the assistance of independent outside professionals. The Audit Committee has completed this Internal Investigation and has briefed the Board of Trustees regarding the results of the Internal Investigation and recommendations as to certain remedial measures.

With respect to the factual matters reviewed, the Audit Committee determined that the Company lacked sufficient controls surrounding the monitoring and oversight of the Company’s compliance with financial covenants under its debt agreements. This included that the Company’s interpretations of the appropriate methodology for calculating the applicable financial covenants, and the processes for reviewing debt covenant calculations, were not sufficiently exacting. In addition, the Internal Investigation found that there was insufficient internal communication regarding these matters. As a result, as previously disclosed, the Audit Committee determined that the Company would not have been in compliance with certain of the financial covenants under the documents governing its senior notes for one or more prior periods, including the fourth quarter of 2010. However, as previously disclosed, in connection with the amendments to the Company’s unsecured revolving credit facility, unsecured term loans and secured term loans described below, the Company has remedied such matters and was in full compliance with applicable financial covenants as of June 30, 2012.

In response to the material weakness determination previously disclosed, as well as the findings of the Internal Investigation and the recommendations of the Audit Committee, the Board of Trustees has adopted a number of remedial actions that the Company is in the process of implementing and which will continue to be implemented going forward. These remedial actions include enhancements to debt covenant compliance controls, enhancements to financial reporting controls, enhancement of the role of the Company’s legal department and accounting functions, general control enhancements regarding, among other things, enterprise risk management and communication by management with the Audit Committee and outside legal counsel, and other potential remedial measures, including personnel actions. For more information regarding these matters, see the section entitled “Item 4. Controls and Procedures—Remediation of Material Weakness.” Several of the foregoing remedial actions are already underway, including the engagement of a new third-party accounting firm to perform the Company’s internal audit function. Management is working with the Audit Committee to develop a detailed plan for the full implementation of these remedial measures and will provide periodic reports on the implementation of these measures to the Audit Committee. See “Item 1A. Risk Factors.”

Properties:

The following sets forth certain information for the Company’s consolidated properties by segment as of June 30, 2012 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at June 30, 2012(3)	Occupied at June 30, 2012(3)
Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,458	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	6,841	100.0%	100.0%
1005 First Street, NE(4)	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,380	96.2%	96.2%

Total	4		531,714	17,175	99.1%	99.1%

Redevelopment
440 First Street, NW	1	Capitol Hill	135,000	—	—	—

Joint Venture Properties (unconsolidated)
1750 H Street, NW	1	CBD	111,373	4,038	100.0%	100.0%
1200 17th Street, NW (Development)	1	CBD	170,000	N/A	N/A	N/A

	2		281,373	4,038	100.0%	100.0%

Region Total	7		948,087	$21,213	99.3%	99.3%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.
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

(3)	Does not include space in development or redevelopment.
(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% controlling economic interest.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2012(2)	Occupied at June 30, 2012(2)
SUBURBAN MD
Business Park
Ammendale Business Park(3)	7	Beltsville	311,636	$3,960	97.3%	88.1%
Gateway 270 West	6	Clarksburg	255,415	3,032	87.7%	81.9%
Girard Business Center(4)	7	Gaithersburg	298,009	3,062	88.8%	88.8%
Rumsey Center	4	Columbia	134,619	1,188	81.3%	72.6%
Snowden Center	5	Columbia	144,726	2,075	95.7%	91.6%

Total Business Park	29		1,144,405	13,317	90.9%	85.5%
Office
Worman’s Mill Court	1	Frederick	40,051	367	87.7%	87.7%
Annapolis Business Center	2	Annapolis	101,898	1,547	98.8%	98.8%
Campus at Metro Park North	4	Rockville	190,720	3,324	93.4%	78.4%
Cloverleaf Center	4	Germantown	173,655	2,434	86.1%	86.1%
Gateway Center	2	Gaithersburg	44,249	636	92.4%	92.4%
Hillside Center	2	Columbia	86,189	1,282	100.0%	100.0%
Merrill Lynch Building	1	Columbia	136,554	1,589	77.5%	75.4%
Patrick Center	1	Frederick	66,469	953	77.8%	77.8%
Redland Corporate Center	2	Rockville	348,469	6,779	88.0%	85.8%
West Park	1	Frederick	28,554	356	92.9%	92.9%

Total Office	20		1,216,808	19,267	88.9%	85.6%
Industrial
Frederick Industrial Park(5)	3	Frederick	550,490	4,063	91.5%	91.5%
Glenn Dale Business Center	1	Glenn Dale	315,962	1,521	86.9%	86.9%

Total Industrial	4		866,452	5,584	89.8%	89.8%

Total Suburban Maryland	53		3,227,665	38,168	89.8%	86.7%

BALTIMORE
Business Park
Owings Mills Business Park(6)	6	Owings Mills	219,284	1,675	58.8%	58.8%
Triangle Business Center	4	Baltimore	74,182	357	47.8%	47.8%

Total Business Park	10		293,466	2,032	56.0%	56.0%
Industrial
Mercedes Center	1	Hanover	295,006	1,297	74.0%	74.0%

Total Baltimore	11		588,472	3,329	65.0%	65.0%

Total Consolidated	64		3,816,137	41,497	86.0%	83.4%

Joint Venture Properties (Unconsolidated)
RiversPark I and II	6	Columbia	307,567	3,651	87.5%	87.5%
Aviation Business Park	3	Glen Burnie	120,662	568	32.4%	26.3%

Total Joint Ventures	9		428,229	4,219	72.0%	70.3%

RegionTotal	73		4,244,366	$45,716	84.6%	82.1%

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
(6)

Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center. In June 2012, the Company entered into a binding contract to sell two buildings totaling 39,000 square feet at Owings Mills Business Park. The sale is expected to be completed in the third quarter of 2012.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2012(2)	Occupied at June 30, 2012(2)
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,844	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,388	541	51.1%	51.1%
Linden Business Center	3	Manassas	109,724	777	62.4%	62.4%
Prosperity Business Center	1	Merrifield	71,343	882	100.0%	84.9%
Sterling Park Business Center(3)	7	Sterling	436,363	3,739	88.1%	80.5%

Total Business Park	17		914,002	8,783	84.3%	79.5%
Office
Atlantic Corporate Park	2	Sterling	221,372	1,078	29.8%	29.8%
Cedar Hill	2	Tysons Corner	102,632	2,164	100.0%	100.0%
Herndon Corporate Center	4	Herndon	127,918	1,723	89.3%	89.3%
Lafayette Business Center(4)	6	Chantilly	253,867	3,465	82.2%	82.2%
One Fair Oaks	1	Fairfax	214,214	5,150	100.0%	100.0%
Reston Business Campus	4	Reston	83,210	938	72.2%	61.0%
Three Flint Hill	1	Oakton	55,181	1,034	100.0%	100.0%
Van Buren Office Park	4	Herndon	81,564	880	77.2%	77.2%
Windsor at Battlefield	2	Manassas	155,511	2,004	90.3%	90.3%

Total Office	26		1,295,469	18,436	79.1%	78.3%
Industrial
13129 Airpark Road	1	Culpeper	149,888	630	75.9%	75.9%
I-66 Commerce Center(5)	1	Haymarket	236,082	3,470	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	1,124	98.9%	98.9%
Newington Business Park Center	7	Lorton	254,272	2,465	86.6%	84.2%
Plaza 500	2	Alexandria	505,074	5,148	77.8%	77.8%

Total Industrial	12		1,254,345	12,837	85.4%	84.9%

Total Consolidated	55		3,463,816	40,056	82.7%	81.0%

Total Development / Redevelopment(6)	1	Various(6)	191,227	—	—	—
Joint Venture Property (Unconsolidated)
Metro Place III & IV	2	Merrifield	325,328	5,832	100.0%	100.0%

Region Total	58		3,980,371	$45,888	84.2%	82.7%

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

(2)	Does not include space in development or redevelopment.
(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.
(4)	Lafayette Business Center consists of the following properties: Enterprise Center and Tech Court.
(5)	Previously referred to as 15395 John Marshall Highway.
(6)	Includes development at Sterling Park Business Center and redevelopment at Three Flint Hill, Sterling Park and Van Buren Office Park.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2012(2)	Occupied at June 30, 2012(2)
RICHMOND
Business Park
Chesterfield Business Center(3)	11	Richmond	320,429	$1,839	87.9%	86.3%
Hanover Business Center	4	Ashland	183,643	789	67.1%	67.1%
Park Central	3	Richmond	204,762	1,902	79.7%	77.9%
Virginia Center Technology Park	1	Glen Allen	118,579	1,237	85.2%	85.2%

Total Business Park	19		827,413	5,767	80.9%	79.8%
Industrial
Northridge	2	Ashland	139,346	776	82.9%	82.9%
River’s Bend Center(4)	6	Chester	795,080	4,596	95.6%	95.6%

Total Industrial	8		934,426	5,372	93.7%	93.7%
Total Richmond	27		1,761,839	11,139	87.7%	87.2%

NORFOLK
Business Park
Crossways Commerce Center(5)	9	Chesapeake	1,087,250	10,322	93.1%	93.1%
Battlefield Corporate Center	1	Chesapeake	96,720	780	100.0%	100.0%
Greenbrier Business Park(6)	4	Chesapeake	411,815	3,934	79.2%	79.2%
Hampton Roads Center(7)	3	Hampton	584,384	2,587	60.6%	60.6%
Norfolk Commerce Park(8)	3	Norfolk	261,886	2,125	79.1%	74.1%

Total Business Park	20		2,442,055	19,748	81.8%	81.2%
Office
Greenbrier Towers	2	Chesapeake	172,350	2,048	93.6%	93.6%

Total Office	2		172,350	2,048	93.6%	93.6%
Industrial
Cavalier Industrial Park	4	Chesapeake	394,308	1,334	80.4%	80.4%
Diamond Hill Distribution Center	4	Chesapeake	712,339	2,683	91.9%	91.9%

Total Industrial	8		1,106,647	4,017	87.8%	87.8%
Total Norfolk	30		3,721,052	25,813	84.1%	83.8%

Region Total	57		5,482,891	$36,952	85.3%	84.9%

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

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of June 30, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	713	—	$—	135	$4,267
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	191	11,607
Southern Virginia	841	166	617	—	—

	2,372	166	$617	326	$15,874

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs.

During the second quarter of 2012, the Company placed in-service redevelopment activities totaling 17,500 square feet in its Northern Virginia reporting segment that were completed in 2011 at a cost of $0.6 million. No development activities were placed in service during the second quarter of 2012.

At June 30, 2012, the Company had substantially completed redevelopment activities that have yet to be placed in service on 191,000 square feet, at a cost of $11.6 million, in its Northern Virginia reporting segment. The majority of the costs on the construction projects to be placed in service relate to redevelopment activities at Three Flint Hill, located in the Company’s Northern Virginia reporting segment. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

Lease Expirations

Approximately 4.2% of the Company’s annualized base rent, excluding month-to-month leases, which represent 0.6% of the Company’s annualized base rent, is scheduled to expire during the remainder of 2012, with 10.1% expiring through the twelve months ending June 30, 2013. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During the three months ended June 30, 2012, the Company had a 76% retention rate, based on square footage. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate on the Company’s renewed leases increased 9.6% and 5.1% for the three and six months ended June 30, 2012, respectively, compared with the expiring leases during such periods. During the second quarter of 2012, the Company executed new leases for 0.1 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of June 30, 2012 (dollars in thousands, except per square foot data):

Year of Lease Expiration	Number of Leases Expiring	Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(1)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(1)(2)
MTM	9	87,674	0.8%	$839	0.6%	$9.57
2012	78	505,093	4.5%	5,754	4.2%	11.39
2013	134	1,578,668	13.9%	19,543	14.4%	11.01
2014	136	1,531,447	13.4%	15,098	11.1%	9.86
2015	106	1,140,919	10.1%	11,155	8.2%	9.78
2016	94	1,880,019	16.5%	24,151	17.9%	12.85
2017	74	983,079	8.7%	10,789	8.0%	10.97
2018	35	961,054	8.5%	9,428	6.9%	9.81
2019	55	577,419	5.1%	8,352	6.2%	14.47
2020	22	567,304	5.0%	8,264	6.1%	14.57
2021	19	491,991	4.3%	5,026	3.7%	10.22
Thereafter	32	1,044,631	9.2%	17,281	12.7%	16.54

Total / Weighted Average	794	11,349,298	100.0%	$135,680	100.0%	$11.77

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three and six months ended June 30, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Share-Based Payments

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 with the Three and Six Months Ended June 30, 2011

During 2011, the Company acquired the following consolidated properties: Cedar Hill; Merrill Lynch Building; 840 First Street, NE; One Fair Oaks; Greenbrier Towers; 1005 First Street, NE; and Hillside Center for an aggregate purchase cost of $268.6 million. Collectively, the properties are referred to as the “Acquired Properties.”

As of June 30, 2012, the Company had not acquired any properties in 2012.

The term “Existing Portfolio” refers to all consolidated properties that were acquired prior to 2011 and owned by the Company for the entirety of the periods presented, with the exception of the two buildings at Owings Mills Business Park, which were classified as held-for-sale at June 30, 2012.

For discussion of the operating results of the Company’s reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Increase	Change
Rental	$37,582	$34,584	$75,044	$66,081	$2,998	9%	$8,963	14%

Tenant reimbursements and other	$10,306	$7,781	$19,455	$15,616	$2,525	32%	$3,839	25%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $3.0 million and $9.0 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 due primarily to the Acquired Properties contributing $1.8 million and $7.1 million of additional rental revenue during the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The Existing Portfolio contributed additional rental revenue of $1.2 million and $1.9 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 due to an increase in occupancy. The Company expects aggregate rental revenues to increase throughout 2012 due to a full-year of revenues from the properties acquired in 2011, a higher occupancy rate compared with prior periods and an approximate $3 million increase due to the amortization of a tenant’s deferred abatement and straight-line balance over the tenant’s remaining lease term at I-66 Commerce Center (formerly, 15395 John Marshall Highway).

The increase in rental revenue for the three and six months ended June 30, 2012 compared with the same periods in 2011 includes $1.7 million and $3.0 million, respectively, for Maryland, $0.5 million and $2.7 million, respectively, for Washington, D.C., $0.4 million and $2.7 million, respectively, for Northern Virginia and $0.4 million and $0.6 million, respectively, for Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $2.5 million and $3.8 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The increase in tenant reimbursements and other revenues for the three months ended June 30, 2012 compared with 2011 is due to a $1.7 million increase contributed by the Existing Portfolio, which was primarily due to a $1.0 million termination fee received from a tenant in the Company’s Maryland reporting segment. For the three months ended June 30, 2012, the Acquired Properties contributed increased tenant reimbursements and other revenues of $0.8 million compared with 2011. For the six months ended June 30, 2012, tenant reimbursements and other revenues increased due to the Acquired Properties, which contributed an additional $2.8 million in revenue. Tenant reimbursement and other revenues for the Existing Portfolio increased $1.0 million for the six months ended June 30, 2012 compared with 2011 due to the above mentioned termination fee. The Company expects tenant reimbursements and other revenues to increase throughout 2012 due to a full year of recoverable operating expenses from properties acquired in 2011.

The increase in tenant reimbursements and other revenues for the three and six months ended June 30, 2012 compared with the same periods in 2011 includes $1.5 million and $1.9 million, respectively, for Maryland, $0.7 million and $1.7 million, respectively, for Washington, D.C. and $0.4 million and $0.9 million, respectively, for Northern Virginia. For Southern Virginia, tenant reimbursements and other revenues decreased $0.1 million and $0.7 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Increase	Change
Property operating	$10,194	$9,349	$21,591	$19,726	$845	9%	$1,865	9%

Real estate taxes and insurance	$4,845	$4,038	$9,669	$7,914	$807	20%	$1,755	22%

Property operating expenses increased $0.8 million and $1.9 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The increase is due to the Acquired Properties, which contributed $0.4 million and $2.2 million of additional property operating expenses for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. For the Existing Portfolio, property operating expenses increased $0.4 million for the three months ended June 30, 2012 compared with 2011, due to an increase in operating expenses associated with higher occupancy, and decreased $0.3 million for the six months ended June 30, 2012 compared with 2011, primarily due to a decline in snow and ice removal costs. The Company expects property operating expenses to increase throughout 2012 due to a full-year of property operating expenses from properties acquired in 2011.

The increase in property operating expenses for the three and six months ended June 30, 2012 compared with the same periods in 2011 includes $0.3 million and $0.6 million, respectively, for Maryland, $0.2 million and $0.3 million, respectively, for Northern Virginia and $0.4 million and $0.7 million, respectively, for Southern Virginia. Property operating expenses in Washington, D.C. decreased $0.1 million for the three months ended June 30, 2012 compared with the same period in 2011 and increased $0.3 million for the six months ended June 30, 2012 compared with the same period in 2011.

Real estate taxes and insurance expense increased $0.8 million and $1.8 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The Acquired Properties contributed an increase in real estate taxes and insurance expense of $0.3 million and $1.0 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. For the Existing Portfolio, real estate taxes and insurance expense increased $0.5 million and $0.8 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 due to higher real estate tax assessments.

The increase in real estate taxes and insurance expense for the three and six months ended June 30, 2012 compared with the same periods in 2011 includes $0.1 million and $0.3 million, respectively, for Maryland, $0.6 million and $1.0 million, respectively, for Washington, D.C. and $0.1 million and $0.5 million, respectively, for Northern Virginia. Southern Virginia experienced a slight increase in real estate taxes and insurance expense for the three and six months ended June 30, 2012 compared with the same periods in 2011.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Increase	Change
	$7,245	$4,185	$12,142	$8,192	$3,060	73%	$3,950	48%

General and administrative expenses increased $3.1 million and $4.0 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 primarily due to $2.5 million of legal and accounting fees associated with the Company’s Internal Investigation, which were incurred in the second quarter of 2012. The increase in general and administrative expenses for the periods presented was also attributable to an increase in employee compensation costs, as the Company had 179 employees at June 30, 2012 compared with 160 employees at June 30, 2011, an increase in software expense, as the Company implemented its new enterprise accounting software in late 2011, and an increase in rent expense, as the Company expanded its corporate headquarters in 2012. The Company anticipates general and administration expenses will increase for the remainder of 2012 as a result of a larger workforce, the amortization of costs associated with its new enterprise accounting software and increased corporate office rent expense. In addition, although the Company expects that the expenses associated with the recently completed Internal Investigation will decline and be eliminated over time, it may continue to incur significant expenses in the near term in connection with the implementation of certain remedial measures, including certain personnel actions, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Acquisition costs are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Decrease	Change	Decrease	Change
	$23	$552	$41	$2,737	$529	96%	$2,696	99%

Acquisition costs decreased $0.5 million and $2.7 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The Company acquired three properties in the first quarter of 2011 and one property in the second quarter of 2011. The Company did not acquire any properties during the three and six months ended June 30, 2012.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Decrease	Change	Increase	Change
	$16,169	$16,533	$32,211	$28,976	$364	2%	$3,235	11%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $0.4 million for the three months ended June 30, 2012 compared with the same period in 2011 primarily due to the Acquired Properties, which contributed a decrease in depreciation and amortization expense of $0.6 million as certain acquired intangible assets at 840 First Street, NE had brief depreciable lives. Depreciation and amortization expense increased $3.2 million for the six months ended June 30, 2012 compared with 2011 primarily due to the Acquired Properties, which contributed additional depreciation and amortization expense of $2.5 million. Depreciation and amortization expense attributable to the Existing Portfolio increased $0.2 million and $0.8 million for the three and six months ended June 30, 2012, respectively, compared with 2011 primarily due to the disposal of assets related to tenants that vacated prior to reaching the full term of their lease. The Company anticipates depreciation and amortization expense will increase throughout 2012 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2011.

Impairment of real estate assets are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Increase	Change
	$—	$—	$1,949	$—	$—	—	$1,949	—

In the first quarter of 2012, the Company recorded a $2.7 million impairment charge at Owings Mills Business Park based on an analysis of the property’s cash flows over the Company’s reduced holding period for the property. At June 30, 2012, two of the buildings at Owings Mills Business Park were classified as held-for-sale and all the operating results associated with the two buildings, including a $0.8 million impairment charge, were reflected as discontinued operations in the Company’s consolidated statements of operations. The remaining impairment charge associated with the other buildings at Owings Mills Business Park remains in continuing operations. The Company did not record any other impairment charges within continuing operations for the three and six months ended June 30, 2012 and 2011.

Other Expenses, net

Interest expense is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Increase	Change
	$10,983	$10,437	$22,186	$19,029	$546	5%	$3,157	17%

The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.

Interest expense increased $0.5 million and $3.2 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. At June 30, 2012, the Company had $928.8 million of debt outstanding with a weighted average interest rate of 4.6% compared with $811.2 million of debt outstanding with a weighted average interest rate of 5.0% at June 30, 2011.

The increase in the Company’s interest expense is primarily attributable to an increase in interest expense related to its unsecured term loan. In July 2011, the Company entered into a three-tranche $175.0 million unsecured term loan, which was subsequently increased to $225.0 million in December 2011 and further increased to $300.0 million in February 2012. The Company used the funds received in 2011 and the first quarter of 2012 to pay down $239.0 million of the outstanding balance on its unsecured revolving credit facility, to repay a $50.0 million secured term loan and for other general corporate purposes. The unsecured term loan contributed additional interest expense of $2.0 million and $3.8 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The repayment of the $50.0 million secured term loan resulted in a $0.5 million and $1.0 million reduction in interest expense for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.

Interest expense related to the Company’s unsecured revolving credit facility decreased $0.1 million for the three months ended June 30, 2012 compared with the same period in 2011 due to lower weighted average borrowings outstanding and a lower weighted average interest rate. For the six months ended June 30, 2012, interest expense related to the unsecured revolving credit facility increased $0.1 million compared with 2011 as higher weighted average borrowings outstanding in 2012 were partially offset by a lower weighted average interest rate. For the three and six months ended June 30, 2012, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility were $133.5 million and $147.2 million, respectively, with a weighted average interest rate of 3.0% and 2.9%, respectively, compared with weighted average borrowings of $151.1 million and $132.9 million, respectively, with a weighted average interest rate of 3.1% and 3.2%, respectively, for the same periods in 2011.

During 2011, the Company acquired seven properties for an aggregate purchase price of $268.6 million and assumed mortgage debt totaling $153.5 million to partially fund the acquisitions, with $139.4 million of the mortgage debt related to acquisitions that were completed in the first quarter of 2011 or shortly thereafter. As a result, mortgage interest expense increased $0.8 million for the six months ended June 30, 2012 compared with the same period in 2011. The Company repaid a $21.6 million mortgage loan encumbering Campus at Metro Park North in the first quarter of 2012 and repaid a $52.4 million mortgage loan encumbering One Fair Oaks in the second quarter of 2012, which resulted in a reduction in mortgage interest expense of $0.6 million for the three months ended June 30, 2012 compared with the same period in 2011.

On June 11, 2012, the Company entered into a three-month, $40.0 million senior secured term loan and used the proceeds from the loan, together with a draw on the Company’s unsecured revolving credit facility to repay a $52.4 million mortgage loan encumbering One Fair Oaks. On June 28, 2012, the Company repaid the $40.0 million senior secured term loan with proceeds from the issuance of a $31.0 million mortgage loan encumbering 1211 Connecticut Avenue, NW and a draw on the Company’s unsecured revolving credit facility. The senior secured term loan contributed additional interest expense of $0.1 million for both the three and six months ended June 30, 2012 compared with the same periods in 2011.

In June 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Series A and Series B Senior Notes (the “Senior Notes”) with borrowings under the Company’s unsecured revolving credit facility. The prepayment of the Senior Notes resulted in a reduction in interest expense of $0.3 million for both the three and six months ended June 30, 2012 compared with the same periods in 2011. The Company expects this trend to continue throughout 2012 and that it will incur lower interest expense as a result of the repayment of the Senior Notes.

The increase in interest expense for the three and six months ended June 30, 2012 compared with the same periods in 2011 was partially offset by a decrease of $0.4 million and $0.9 million, respectively, in interest expense associated with the Company’s exchangeable senior notes as the notes were repaid in December 2011. In August 2011, the Company repaid a $20.0 million secured term loan and, in January 2012, made a $10 million principal payment on a secured term loan, which resulted in a decrease in interest expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Also, the Company experienced an increase in capitalized interest, as a result of an increase in construction activities, as it recorded additional capitalized interest of $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.

The Company uses derivative financial instruments to manage exposure to interest rate fluctuations on its variable rate debt. At June 30, 2012, the Company had fixed LIBOR on $350.0 million of its variable rate debt through twelve interest rate swap agreements compared with it fixing LIBOR on $50.0 million of its variable rate debt through one interest rate swap at June 30, 2011. Due to the increase in the amount of debt that was subject to interest rate swap agreements and to the change in interest rates, expense related to the interest rate swap agreements increased $0.8 million and $1.6 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.

Interest and other income are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Increase	Change
	$1,499	$1,410	$3,008	$2,235	$89	6%	$773	35%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot, office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $1.5 million and $1.4 million during the three months ended June 30, 2012 and 2011, respectively, and $3.0 million and $2.2 million during the six months ended June 30, 2012 and 2011, respectively.

Equity in (earnings) losses of affiliates is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Decrease	Change
	$(24)	$—	$22	$32	$24	—	$10	31%

Equity in (earnings) losses of affiliates reflects the Company’s aggregate ownership interest in the operating results of the properties, in which it does not have a controlling interest.

Loss on debt extinguishment is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Increase	Change
	$13,221	$—	$13,221	$—	$13,221	—	$13,221	—

On May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. As a result of the amendments, the Company expensed $0.6 million in fees paid to the bank lenders and $2.2 million in unamortized financing costs associated with the unsecured term loan. On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Senior Notes. As a result of the prepayment, the Company paid a $10.2 million make-whole amount to the holders of the Senior Notes and expensed $0.2 million of unamortized deferred financing costs associated with its Senior Notes.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Decrease	Change	Decrease	Change
	$(101)	$148	$(162)	$461	$249	168%	$623	135%

The Company owns properties in Washington, D.C., that are subject to income-based franchise taxes. The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, compared to a benefit from income taxes of $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively.

Income (loss) from Discontinued Operations

Income (loss) from discontinued operations is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Decrease	Change	Increase	Change
	$151	$1,923	$(1,007)	$(928)	$1,772	92%	$79	9%

During the second quarter of 2012, the Company sold Woodlands Business Center and Goldenrod Lane, which were both located in its Maryland reporting segment. Due to high vacancy at both properties, a capitalization rate on either property disposition is not meaningful.

Discontinued operations reflect the operating results of two buildings at Owings Mills Business Park (which are expected to be sold in the third quarter of 2012), Goldenrod Lane (which was sold in May 2012), Woodlands Business Center (which was sold in May 2012), Airpark Place Business Center (which was sold in March 2012), Aquia Commerce Center I & II and Gateway West (which were both sold in the second quarter of 2011) and Old Courthouse Square (which was sold in the first quarter of 2011). The two buildings at Owings Mills Business Park, Goldenrod Lane, Woodlands Business Center, Airpark Place Business Center, Gateway West and Old Courthouse Square were located in the Company’s Maryland reporting segment and Aquia Commerce Center I & II was located in the Company’s Northern Virginia reporting segment. The operating results of the disposed properties were adversely affected by impairment charges totaling $1.1 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the loss from operations of the disposed properties was partially offset by gains on the sale of real estate property of $0.2 million and $2.0 million, respectively. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Increase	Change	Increase	Change
	$789	$65	$1,108	$203	$724	1114%	$905	446%

Net loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. The Company incurred a net loss of $13.2 million for the three months ended June 30, 2012 compared with net income of $0.8 million for the three months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, the Company incurred a net loss of $16.7 million and $3.1 million, respectively.

The percentage of the Operating Partnership owned by noncontrolling interests increased due to the issuance of 2.0 million Operating Partnership units on March 25, 2011 to partially fund the acquisition of 840 First Street, NE. The average percentage of the Operating Partnership owned by third parties was 5.0% as of June 30, 2012 compared with 4.5% as of June 30, 2011.

As of June 30, 2012, the Company consolidated two joint ventures in which it had a controlling interest compared with the consolidation of one joint venture in which it had a controlling interest as of June 30, 2011. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of net income in the operating results of the Company’s consolidated joint ventures was $28 thousand and $45 thousand during the six months ended June 30, 2012 and 2011, respectively.

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

Comparison of the Three and Six Months Ended June 30, 2012 with the Three and Six Months Ended June 30, 2011

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	171	171	—	—	167	167	—	—
Same property revenue
Rental	$34,219	$33,436	$783	2.3	$62,719	$61,405	$1,314	2.1
Tenant reimbursements	8,108	7,231	877	12.1	12,799	13,218	(419)	(3.2)

Total same property revenue	42,327	40,667	1,660	4.1	75,518	74,623	895	1.2

Same property operating expenses
Property	8,931	8,711	220	2.5	16,850	17,365	(515)	(3.0)
Real estate taxes and insurance	4,333	3,879	454	11.7	7,398	7,142	256	3.6

Total same property operating expenses	13,264	12,590	674	5.4	24,248	24,507	(259)	(1.1)

Same property net operating income	$29,063	$28,077	$986	3.5	$51,270	$50,116	$1,154	2.3

Reconciliation to total property operating (loss) income
Same property net operating income	$29,063	$28,077			$51,270	$50,116
Non-comparable net operating income(2)	3,786	901			11,969	3,941
General and administrative	(7,245)	(4,185)			(12,142)	(8,192)
Depreciation and amortization	(16,169)	(16,533)			(32,211)	(28,976)
Other(3)	(22,805)	(9,431)			(34,573)	(19,102)
Discontinued operations	151	1,923			(1,007)	(928)

Total property operating (loss) income	$(13,219)	$752			$(16,694)	$(3,141)

	Weighted Average Occupancy		Weighted Average Occupancy
	2012	2011	2012	2011
Same Properties	83.1%	81.5%	82.2%	81.7%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill, 440 First Street, NW, One Fair Oaks, Greenbrier Towers I & II, 1005 First Street, NE, Hillside Center, Davis Drive and two buildings at Owings Mills Business Park. Same property results for the six months ended June 30, 2012 and 2011 also exclude Cedar Hill I & III, Merrill Lynch, 840 First Street, NE.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(3)

Includes acquisition costs, impairment of real estate assets, total other expenses, net, loss on debt extinguishment and (provision) benefit for income taxes from the Company’s consolidated statements of operations.

Same Property NOI increased $1.0 million and $1.2 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Total same property revenues increased $1.7 million and $0.9 million for the three and six months ended June 30, 2012, respectively, due to an increase in occupancy. Same property expenses increased $0.7 million for the three months ended June 30, 2012 compared with 2011 primarily due to higher real estate tax assessments and decreased $0.3 million for the six months ended June 30, 2012 compared with 2011 due to a decline in snow and ice removal costs.

MARYLAND

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	60	60	—	—	59	59	—	—
Same property revenue
Rental	$11,531	$10,202	$1,329	13.0	$21,574	$19,816	$1,758	8.9
Tenant reimbursements	1,886	1,697	189	11.1	3,870	3,778	92	2.4

Total same property revenue	13,417	11,899	1,518	12.8	25,444	23,594	1,850	7.8

Same property operating expenses
Property	2,792	2,617	175	6.7	5,575	5,665	(90)	(1.6)
Real estate taxes and insurance	1,147	1,178	(31)	(2.6)	2,108	2,195	(87)	(4.0)

Total same property operating expenses	3,939	3,795	144	3.8	7,683	7,860	(177)	(2.3)

Same property net operating income	$9,478	$8,104	$1,374	17.0	$17,761	$15,734	$2,027	12.9

Reconciliation to total property operating income
Same property net operating income	$9,478	$8,104			$17,761	$15,734
Non-comparable net operating income (loss)(2)	1,301	(57)			2,359	303

Total property operating income	$10,779	$8,047			$20,120	$16,037

	Weighted Average Occupancy		Weighted Average Occupancy
	2012	2011	2012	2011
Same Properties	82.5%	77.2%	81.9%	78.6%

(1)

Same property results reflect properties whose results can be viewed on a comparative basis for the periods presented. Same property results exclude Hillside Center and two buildings at Owings Mills Business Park. Same property results for the six months ended June 30, 2012 and 2011 also exclude Merrill Lynch.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $1.4 million and $2.0 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Total same property revenues increased $1.5 million and $1.9 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 due to an increase in occupancy. Total same property operating expenses for the Maryland properties increased $0.1 million for the three months ended June 30, 2012 due to higher operating expenses as a result of higher occupancy, which was partially offset by lower real estate tax expense, and decreased by $0.2 million for the six months ended June 30, 2012 compared with 2011 due to a decline in snow and ice removal costs and real estate taxes.

NORTHERN VIRGINIA

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	53	53	—	—	51	51	—	—
Same property revenue
Rental	$8,726	$8,885	$(159)	(1.8)	$16,789	$16,434	$355	2.2
Tenant reimbursements	1,887	1,798	89	4.9	3,432	3,664	(232)	(6.3)

Total same property revenue	10,613	10,683	(70)	(0.7)	20,221	20,098	123	0.6

Same property operating expenses
Property	2,083	2,119	(36)	(1.7)	4,195	4,670	(475)	(10.2)
Real estate taxes and insurance	1,116	1,057	59	5.6	2,309	2,159	150	6.9

Total same property operating expenses	3,199	3,176	23	0.7	6,504	6,829	(325)	(4.8)

Same property net operating income	$7,414	$7,507	$(93)	(1.2)	$13,717	$13,269	$448	3.4

Reconciliation to total property operating income
Same property net operating income	$7,414	$7,507			$13,717	$13,269
Non-comparable net operating income(2)	1,501	938			3,849	1,538

Total property operating income	$8,915	$8,445			$17,566	$14,807

	Weighted Average Occupancy		Weighted Average Occupancy
	2012	2011	2012	2011
Same Properties	79.4%	78.8%	78.7%	78.4%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill, One Fair Oaks and Davis Drive. Same property results for the six months ended June 30, 2012 and 2011 also exclude Cedar Hill I & III.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties decreased $0.1 million for the three months ended June 30, 2012 and increased $0.4 million for the six months ended June 30, 2012 compared with the same periods in 2011. Total same property revenues decreased $0.1 million for the three months ended June 30, 2012 compared with 2011 primarily due to a decrease in rental rates and increased $0.1 million for the six months ended June 30, 2012 due to higher occupancy. Total same property operating expenses slightly increased during the three months ended June 30, 2012, due to an increase in real estate taxes, which was partially offset by a decline in reserves for anticipated bad debt expense, and decreased $0.3 million for the six months ended June 30, 2012 due to a decline in snow and ice removal costs, which was partially offset by an increase in real estate taxes.

SOUTHERN VIRGINIA

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	55	55	—	—	55	55	—	—
Same property revenue
Rental	$9,571	$9,859	$(288)	(2.9)	$18,991	$19,806	$(815)	(4.1)
Tenant reimbursements	2,185	2,288	(103)	(4.5)	4,220	4,682	(462)	(9.9)

Total same property revenue	11,756	12,147	(391)	(3.2)	23,211	24,488	(1,277)	(5.2)

Same property operating expenses
Property	2,767	2,664	103	3.9	5,683	5,570	113	2.0
Real estate taxes and insurance	953	977	(24)	(2.5)	1,939	1,986	(47)	(2.4)

Total same property operating expenses	3,720	3,641	79	2.2	7,622	7,556	66	0.9

Same property net operating income	$8,036	$8,506	$(470)	(5.5)	$15,589	$16,932	$(1,343)	(7.9)

Reconciliation to total property operating income
Same property net operating income	$8,036	$8,506			$15,589	$16,932
Non-comparable net operating income (loss) (2)	188	(144)			436	(120)

Total property operating income	$8,224	$8,362			$16,025	$16,812

	Weighted Average Occupancy		Weighted Average Occupancy
	2012	2011	2012	2011
Same Properties	84.1%	84.3%	83.7%	84.9%

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

Same Property NOI for the Southern Virginia properties decreased $0.5 million and $1.3 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Total same property revenues decreased $0.4 million and $1.3 million for the three and six months ended June 30, 2012 compared with the same periods in 2011 as a result of a decline in occupancy, due in large part to the increase in vacancy at 1434 Crossways Boulevard as the sole tenant vacated in the second quarter of 2011. The Company has re-leased a portion of this space and does not anticipate the comparative declines and negative trending in same property revenues to continue throughout the remainder of 2012. Total same property operating expenses increased $0.1 million for both the three and six months ended June 30, 2012 compared with the same periods in 2011 as the Company experienced a recovery of anticipated bad debt expense in 2011, which decreased its operating expenses for both the three and sixth months ended June 30, 2011.

WASHINGTON, D.C.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	3	3	—	—	2	2	—	—
Same property revenue
Rental	$4,391	$4,490	$(99)	(2.2)	$5,365	$5,349	$16	0.3
Tenant reimbursements	2,150	1,448	702	48.5	1,277	1,094	183	16.7

Total same property revenue	6,541	5,938	603	10.2	6,642	6,443	199	3.1

Same property operating expenses
Property	1,289	1,311	(22)	(1.7)	1,397	1,460	(63)	(4.3)
Real estate taxes and insurance	1,117	667	450	67.5	1,042	802	240	29.9

Total same property operating expenses	2,406	1,978	428	21.6	2,439	2,262	177	7.8

Same property net operating income	$4,135	$3,960	$175	4.4	$4,203	$4,181	$22	0.5

Reconciliation to total property operating income
Same property net operating income	$4,135	$3,960			$4,203	$4,181
Non-comparable net operating income(2)	796	164			5,325	2,220

Total property operating income	$4,931	$4,124			$9,528	$6,401

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2012	2011	2012	2011
Same Properties	99.3%	99.8%	98.8%	99.8%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: 440 First Street, NW and 1005 First Street, NE. Same property results for the six months ended June 30, 2012 and 2011 also exclude 840 First Street, NE.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.2 million for the three months ended June 30, 2012 and slightly increased for the six months ended June 30, 2012 compared with the same periods in 2011. Total same property revenues increased $0.6 million and $0.2 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 as a result of higher recoveries of tenant reimbursable expenses. Total same property operating expense increased $0.4 million and $0.2 million for the three and sixth months ended June 30, 2012, respectively, compared with the same periods in 2011 primarily due to an increase in real estate taxes.

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

At June 30, 2012, the Company had $31.0 million available under its unsecured revolving credit facility. The Company borrowed $13.0 million on August 6, 2012 to repay a mortgage loan that encumbered a building at 1434 Crossways Boulevard and for other corporate purposes. Also, the Company anticipates that it will borrow an additional $13.0 million on August 10, 2012 to be used for general corporate purposes. Excluding the mortgage on 1434 Crossways Boulevard, which was repaid on August 6, 2012, the Company has $38.0 million of mortgage debt maturing in the second half of 2012 and another $39.5 million of mortgage debt maturing in the first half of 2013. The Company also has a $10.0 million principal payment due on its secured term loan in January 2013. The Company is currently in negotiation or is seeking financing on secured debt of approximately $85 million to $95 million (of which it has received a commitment letter for approximately $22 million of mortgage debt financing), which it anticipates closing during the third quarter of 2012, and it intends to use the net financing proceeds to pay down a portion of the outstanding balance under its unsecured revolving credit facility. In addition, the Company is exploring several other opportunities to address its near-term debt maturities and increase the capacity under its unsecured revolving credit facility, which include placing mortgage debt on unencumbered properties, refinancing existing mortgage debt, selling properties or interests in properties that do not fit the Company’s long term goals or are sold at advantageous prices to the Company, or amending and expanding its existing unsecured revolving credit facility. The Company anticipates that it will meet all the debt obligations mentioned above as well as increase its availability under its unsecured revolving credit facility by the end of 2012. In the process of exploring different financing options, the Company actively monitors the impact that each potential financing decision will have on its financial covenants in order to avoid any issues of non-compliance with the terms of its existing financial covenants.

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 10.1% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-lease the space, its cash flow could be negatively impacted.

Until the Company completes its previously discussed financing transactions, potential dispositions and/or joint venture transactions, the Company will be limited in its ability to pursue additional developments, redevelopments or acquisitions in the near future without accessing capital from other sources, such as additional financings or equity issuances. In addition, the Company’s ability to access debt and equity markets could be adversely affected if the Company is unable to maintain compliance with the financial and operating covenants included in its debt agreements or remediate the material weakness described in “Item 4 – Controls and Procedures” in a timely manner or as a result of the impact of the recently completed Internal Investigation.

The Company also believes, based on its historical experience and forecasted operations, that it will have sufficient cash flow or access to capital to meet its obligations over the next five years. The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, unsecured term loans and secured term loan (collectively, “Bank Debt”), proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities including common shares through its controlled equity offering program.

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

Amendments to Unsecured Revolving Credit Facility, Unsecured Term Loan and Secured Term Loan

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as part of the Company’s efforts to evaluate the cause and to identify actions to remediate the material weakness described under “Item 4 – Controls and Procedures,” in late March 2012, the Company began conducting a review of all of the financial and other non-financial covenants contained in its Bank Debt agreements and the processes surrounding the monitoring and oversight of compliance with such covenants. As a result of this review, on May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured term loan to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. Specifically, the following financial covenants were amended as follows:

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

In addition, the unsecured revolving credit facility and the unsecured term loan were amended to permit the lenders to record mortgages on substantially all of the Company’s unencumbered properties, which they have not elected to do as of the date of this filing. The unsecured term loan also was amended to convert the fixed interest margin over LIBOR of each tranche to a margin that varies based on the Company’s leverage ratio, with the interest margin applicable to each of the three tranches ranging (1) from 2.15% to 2.3%, if the leverage ratio is less than or equal to 55%, (2) from 2.4% to 2.55%, if the leverage ratio is less than or equal to 60%, but greater than 55%, and (3) from 2.65% to 2.8%, if the leverage ratio is greater than 60%. The effect of this amendment will increase the current pricing of the unsecured term loan by 25 basis points, and could either increase future pricing by an additional 25 basis points or revert the pricing to the prior interest rate margin, depending on the Company’s future leverage ratio.

In connection with these amendments, the Bank Debt lenders waived (i) all financial covenant non-compliance, if any, and any cross-defaults related thereto, that may have existed with respect to periods prior to the date of such amendments and (ii) any claim to increased or additional interest that may have accrued and been owed by the Company as a result of any such default or event of default described in clause (i). Such waivers are effective with respect to such default or event of default, if any, as of the date such default or event of default occurred. The Company paid $1.2 million to the lenders in connection with the foregoing amendments and expensed $2.2 million of previously deferred financing costs associated with the unsecured term loan.

Prepayment of Senior Notes

On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Senior Notes. As a result of the prepayment, the Company paid a $10.2 million make-whole amount and $2.4 million of accrued interest to the holders of the Senior Notes. The prepayment of the Senior Notes, the make-whole amount and the accrued interest on the Senior Notes were paid with proceeds from a draw under the Company’s unsecured revolving credit facility. The make-whole amount, the extinguishment of $0.2 million of unamortized deferred financing costs associated with the Senior Notes, the aforementioned extinguishment of $2.2 million of unamortized deferred financing costs and $0.6 million of fees associated with amending the unsecured term loan were recorded as a loss on early debt extinguishment in the second quarter of 2012.

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2012, the Company was in compliance with all of the financial covenants of the unsecured revolving credit facility, unsecured term loan and secured term loan. Below is a summary of certain financial covenants associated with these debt agreements at June 30, 2012 (dollars in thousands), each of which reflects the amendments described above:

Unsecured Revolving Credit Facility and Term Loans

	Credit Facility / Unsecured and Secured Term Loans	Covenant
Unencumbered Pool Leverage(1)	56.3%	<65.0%
Borrowing Base Pool Leverage(2)	59.6%	<65.0%
Unencumbered Pool Interest Coverage Ratio(1)	3.61x	>1.75x
Borrowing Base Pool Debt Service Coverage Ratio(2)	1.74x	>1.50x
Consolidated Total Leverage Ratio	54.4%	<65.0%
Net Worth	$849,741	>$650,000
Consolidated Debt Yield	11.5%	>10.0%
Maximum Dividend Payout Ratio	76.3%	<95%
Fixed Charge Coverage Ratio	1.74x	> 1.50x

Restricted Investments:
Joint Ventures	7.6%	<10%
Real Estate Assets Under Development	11.9%	<15%
Undeveloped Land	1.8%	<5%
Structured Finance Investments	2.9%	<5%
Total Restricted Investments	22.0%	<25%

Restricted Indebtedness:
Unhedged Variable Rate Debt	10.8%	<25%
Maximum Secured Debt	25.8%	<40%
Maximum Secured Recourse Debt	1.9%	<15%

(1)	Does not apply to the secured term loan.
(2)	Does not apply to the unsecured revolving credit facility.

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

The Company may also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of Operating Partnership units or sales of assets, outright or through joint ventures.

Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change
Cash provided by operating activities	$22,682	$16,546	$6,136
Cash used in investing activities	(25,800)	(70,570)	44,770
Cash provided by financing activities	2,509	33,459	(30,950)

Net cash provided by operating activities increased $6.1 million for the six months ended June 30, 2012 compared with the same period in 2011 primarily due to the Acquired Properties. The Company was required to escrow additional funds as a result of the 2011 property acquisitions, including the mortgage debt assumed in the property acquisitions, which resulted in a $7.7 million increase in its escrows and reserves for the six months ended June 30, 2011 compared with a $5.2 million reduction in escrows and reserves for the six months ended June 30, 2012 as a mortgage loan encumbered by a property acquired in 2011 was repaid and all the related escrowed funds were released to the Company. The increase in operating activities for the six months ended June 30, 2012 was also a result of higher net operating income compared with the same period in 2011 due to higher occupancy and the Acquired Properties and a decrease in accounts and other receivables. The increase in cash provided by operating activities was partially offset by cash paid for a $10.2 million make-whole payment and for internal investigation costs and an increase in accrued straight-line rents.

Net cash used in investing activities decreased $44.8 million for the six months ended June 30, 2012 compared with the same period in 2011. The decrease in cash used in investing activities is primarily due to the Company issuing a note receivable in 2011, which resulted in a net cash outflow of $29.2 million, and the use of $20.0 million in cash to acquire four properties and a parcel of land during the six months ended June 30, 2011 compared with no property acquisitions during the six months ended June 30, 2012. Also, for the six months ended June 30, 2011, the Company paid $20.3 million in deposits on potential acquisitions compared with no deposits paid on property acquisitions during the six months ended June 30, 2012. The decrease in cash used in investing activities was partially offset by a $9.6 million increase in combined additions to rental property and construction in progress during the six months ended June 30, 2012 compared with the same periods in 2011. Also, the decrease in cash used in investing activities was partially offset by a reduction in proceeds received from the sale of real estate assets as the Company sold three properties for net proceeds of $10.8 million during the six months ended June 30, 2012 compared with the sale of three properties for $26.9 million of net proceeds for the six months ended June 30, 2011.

Net cash provided by financing activities decreased $31.0 million for the six months ended June 30, 2012 compared with the same period in 2011. During the six months ended June 30, 2012, the Company issued 1.8 million Series A Preferred Shares for net proceeds of $43.5 million compared with the issuance of 4.6 million Series A Preferred Shares for net proceeds of $111.0 million during the six months ended June 30, 2011. The proceeds from the preferred share issuances during 2012 and 2011 were used to pay down a portion of the Company’s outstanding balance under its unsecured revolving credit facility. Also, during the six months ended June 30, 2012, the Company issued 0.2 million common shares through its controlled equity offering program for net proceeds of $3.6 million. The Company did not issue any common shares during the six months ended June 30, 2011. The Company repaid outstanding debt of $282.9 million during the six months ended June 30, 2012 compared with the repayment of $130.8 million of outstanding debt during the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company borrowed $267.0 million compared with borrowings of $78.0 million during the six months ended June 30, 2011. As a result of the Company’s preferred stock issuances during 2012 and 2011, its combined cash paid for dividends on its common and preferred shares increased $2.7 million for the six months ended June 30, 2012 compared with the same period in 2011. Also, during 2011, the Company acquired a property that was partially funded through the issuance of 2.0 million Operating Partnership units, which resulted in a $0.5 million increase in distributions to noncontrolling interests in 2012 compared with 2011.

Contractual Obligations

As of June 30, 2012, the Company had development and redevelopment contractual obligations, which include amounts accrued at June 30, 2012, of $20.3 million outstanding, primarily related to redevelopment activities at 440 First Street, NW, located in the Company’s Washington, D.C. reporting segment. As of June 30, 2012, the Company had capital improvement obligations of $3.1 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of June 30, 2012. Also, as of June 30, 2012, the Company had $4.9 million of tenant improvement obligations, primarily related to tenants at Redland Corporate Center, Rumsey Center and Ammendale Business Park, which are located in the Company’s Maryland reporting segment and a tenant at Crossways Commerce Center, which is located in the Company’s Southern Virginia reporting segment. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility. At June 30, 2012, the Company had $31.0 million available under its unsecured revolving credit facility. On August 6, 2012, the Company borrowed $13.0 million and it intends to borrow an additional $13.0 million on August 10, 2012. The Company is currently in negotiation or is seeking financing on secured debt of approximately $85 million to $95 million (of which it has received a commitment letter for approximately $22 million of mortgage debt financing), which it anticipates closing during the third quarter of 2012, and it intends to use the net financing proceeds to pay down a portion of the outstanding balance under its unsecured revolving credit facility.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of June 30, 2012, the Company remained liable to those local municipalities for $1.3 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

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

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At June 30, 2012, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending upon the leasing of any of the vacant space.

In connection with the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. As of June 30, 2012, the Company’s total contingent consideration obligation to the former owner of Corporate Campus at Ashburn Center was approximately $1.4 million. The Company anticipates achieving stabilization per the terms of the agreement in June 2013.

The Company had no other material contractual obligations as of June 30, 2012.

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of June 30, 2012, owned 95.0% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and will be at the discretion of the Company’s Board of Trustees. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011 for additional information regarding the financial covenants.

Dividends

On July 23, 2012, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend will be paid on August 10, 2012 to common shareholders of record as of August 3, 2012. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on August 15, 2012 to preferred shareholders of record as of August 3, 2012.

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

FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions. The Company presents FFO per diluted share calculations that are based on the outstanding dilutive common shares plus the outstanding Operating Partnership units for the periods presented. The Company’s presentation of FFO in accordance with NAREIT’s definition, or as adjusted by the Company, should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of its liquidity.

The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income attributable to First Potomac Realty Trust	$(12,430)	$817	$(15,586)	$(2,938)
Dividends on preferred shares	(3,100)	(2,228)	(5,764)	(4,010)

Net loss attributable to common shareholders	(15,530)	(1,411)	(21,350)	(6,948)
Add: Depreciation and amortization:
Real estate assets	16,169	16,533	32,211	28,976
Discontinued operations	51	380	131	837
Unconsolidated joint ventures	1,484	513	2,967	1,036
Consolidated joint ventures	(44)	(21)	(82)	(40)
Impairment of real estate assets(1)(2)	—	—	3,021	2,711
Gain on sale of real estate property, net	(161)	(1,954)	(161)	(1,954)
Net loss attributable to noncontrolling interests in the Operating Partnership	(817)	(67)	(1,152)	(203)

FFO available to common shareholders and unitholders	1,152	13,973	15,585	24,415
Dividends on preferred shares	3,100	2,228	5,764	4,010

FFO	$4,252	$16,201	$21,349	$28,425

Weighted average common shares and Operating Partnership units outstanding – diluted	52,889	51,829	52,848	51,169

(1)

Prior to the fourth quarter of 2011, the Company included impairments of real estate in its calculation of FFO, which resulted in previously reported FFO available to common shareholders of $21.7 million for the six months ended June 30, 2011. The Company did not record any impairment charges for the three month ended June 30, 2011.

(2)

For the six months ended June 30, 2012, $1.9 million of impairment charges were included in the Company’s continuing operations in the Company’s consolidated statements of operations. The remaining impairment charges for the six months ended June 30, 2012 and the impairments charges for the six months ended June 30, 2011 are included in discontinued operations in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

The Company is secondarily liable for $7.0 million of mortgage debt, which represents its proportionate share of the mortgage debt that is secured by two properties it owns through unconsolidated joint ventures. The fair value of the potential obligation is inconsequential as the likelihood of the debt being called is remote. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, the Company entered into separate unconsolidated joint ventures to acquire Metro Place III & IV and 1200 17th Street, NW. See footnote 6, Investment in Affiliates, in the notes to the Company’s condensed consolidated financial statements for more information.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to remediate the material weakness in its internal controls over financial reporting described in “Item 4 – Controls and Procedures” and to re-establish and maintain effective internal controls over financial reporting and disclosure controls and procedures; the impact of the recently completed Internal Investigation, including any remedial actions required as a result of the Internal Investigation; the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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

The Company had $928.8 million of debt outstanding at June 30, 2012. Of the total debt outstanding, $384.8 million was fixed rate debt and $350.0 million was variable rate debt that had been swapped to a fixed interest rate. The balance of the Company’s debt, $194.0 million, was variable rate debt consisting of borrowings under unsecured and secured term loans and its unsecured revolving credit facility. A change in interest rates of 1% would result in an increase or decrease of $1.9 million in interest expense on its unhedged variable rate debt on an annualized basis. During the second quarter of 2012, the Company entered into two interest rate swap agreements that fixed LIBOR on $75.0 million of its variable rate debt. The table below summarizes the Company’s interest rate swap agreements as of June 30, 2012 (dollars in thousands):

Effective Date	Maturity Date	Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.1349%

		$350,000

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

Notwithstanding the unremediated material weakness described below, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Accounting Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report. In light of the pending resignation of Barry H. Bass, the Company’s Chief Financial Officer, Michael H. Comer, the Company’s Chief Accounting Officer, has been performing the functions of the Company’s principal financial officer in connection with this Quarterly Report on Form 10-Q and, as such, has provided the certifications included as Exhibits 31.2 and 32.2 to this Form 10-Q.

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

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, in response to this material weakness, in late March, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the Company’s processes surrounding the monitoring and oversight of compliance with Company’s financial covenants. Prior to the completion of the special committee’s work, the Board of Trustees determined in late April that a more detailed Internal Investigation of these matters should be undertaken by the Audit Committee, with the assistance of independent outside professionals. The Audit Committee has completed this Internal Investigation and has briefed the Board of Trustees regarding the results of the Internal Investigation and recommendations as to certain remedial measures.

With respect to the factual matters reviewed, the Audit Committee determined that the Company lacked sufficient controls surrounding the monitoring and oversight of the Company’s compliance with financial covenants under its debt agreements. This included that the Company’s interpretations of the appropriate methodology for calculating the applicable financial covenants, and the processes for reviewing debt covenant calculations, were not sufficiently exacting. In addition, the Internal Investigation found that there was insufficient internal communication regarding these matters.

3)	Remediation of Material Weakness

During 2012, management began taking the following steps to remediate the underlying causes of the material weakness described above:

•	Evaluated the processes surrounding the monitoring and oversight of the Company’s compliance with financial covenants under its debt agreements;

•	Instituted an additional level of review and analysis of covenant compliance calculations involving additional members of senior management;

•	Enhanced ongoing monitoring and forecasting of covenant compliance through more detailed analytics and modeling;

•	Enhanced procedures regarding the reporting by management to the Board of Trustees and the Audit Committee regarding financial covenant calculation and compliance;

•	Engaged in a thorough review of all debt agreements and provided additional tools for key personnel to track covenant compliance requirements; and

•	Increased and accelerated outside counsel’s participation in our periodic reporting process.

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

In addition, in response to the findings of the Internal Investigation and the recommendations of the Audit Committee, the Board of Trustees has adopted a number of remedial actions, which the Company is in the process of implementing (some of which the Company had already begun implementing in connection with the remediation of the material weakness discussed above) and which will continue to be implemented going forward. These remedial actions include the following:

•	enhancements to debt covenant compliance controls, including:
•	implementing a sub-certification process in connection with the preparation and review of debt covenant compliance calculations; and

•	developing a plan to formalize the process of forecasting covenant compliance and improve modeling for such forecasting;

•	enhancements to financial reporting controls, including:

•	developing a plan to enhance disclosure controls; and

•	implementing appropriate accountability protocols, such as certifications by disclosure committee members regarding matters in their areas of operational responsibility;

•	enhancement of the role of the Company’s legal department and accounting functions;

•	general control enhancements, including:
•	enhancing the Company’s enterprise risk management function; and

•	enhancing communication by management with the Audit Committee and outside legal counsel with respect to significant accounting and disclosure matters;

•	developing a strategy to provide more cushion on debt covenants; and

•	other potential remedial measures, including personnel actions.

Several of the foregoing remedial actions are already underway, including the engagement of a new third-party accounting firm to perform the Company’s internal audit function. A limited internal audit review of the remediation controls was performed in conjunction with management for the quarter ended June 30, 2012. This review was specific to remediation efforts implemented during the quarter relative to strengthening the monitoring and oversight of debt compliance.

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

4)	Changes in Internal Control Over Financial Reporting

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There may be additional changes and enhancements to the Company’s internal control processes subsequent to June 30, 2012 as a result of the recently completed Internal Investigation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations, financial position or cash flows of the Company.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, the Company is subject to the following additional risks:

The Audit Committee of the Board of Trustees recently completed its internal investigation to review the facts and circumstances relating to management’s identification of a material weakness in our internal control over financial reporting as of December 31, 2011, and the processes surrounding the monitoring and oversight of compliance with our financial covenants. In response to the material weakness determination, as well as the findings of the internal investigation and the recommendations of the Audit Committee, the Board of Trustees has adopted a number of remedial actions. We may be required to incur additional costs in connection with the implementation of such remedial measures, including personnel actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, management identified a material weakness in our internal control over financial reporting as of December 31, 2011 relating to our monitoring and oversight of compliance with financial covenants under our debt agreements, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 9A – Controls and Procedures.” In response to this material weakness, in late March, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the processes surrounding the monitoring and oversight of compliance with Company’s financial covenants. Prior to the completion of the special committee’s review, the Board of Trustees determined in late April that a more detailed, internal investigation of these matters should be undertaken by the Audit Committee of the Board of Trustees (the “Internal Investigation”), with the assistance of independent outside professionals. The Audit Committee has completed this Internal Investigation and has briefed the Board of Trustees regarding the results of the Internal Investigation and recommendations as to certain remedial measures. In response to the material weakness determination, as well as the findings of the internal investigation and the recommendations of the Audit Committee, the Board of Trustees has adopted a number of remedial actions that we are in the process of implementing and which will continue to be implemented going forward. Our management, Board of Trustees and employees already have expended a substantial amount of time in connection with matters related to the Internal Investigation, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. In addition, we may be required to incur additional costs in connection with the implementation of any remedial measures, including personnel actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information regarding these remedial measures, see the section entitled “Item 4. Controls and Procedures—Remediation of Material Weakness.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description
10.1	Amendment No.1, dated as of May 10, 2012, to the Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012).
10.2	Amendment No.2, dated as of May 10, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012).
10.3	Amendment No. 6, dated as of May 10, 2012, to the Secured Term Loan Agreement, dated August 7, 2007, as amended, by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association and the other lending institutions which are a party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012).
10.4	Form of Restricted Stock Agreement for Trustees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2012).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Accounting Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Accounting Officer.
101	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated statements of cash flows (unaudited) for the three and six months ended June 30, 2012 and 2011; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: August 9, 2012	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: August 9, 2012	/s/ Michael H. Comer
Michael H. Comer
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

No.	Description
10.1	Amendment No.1, dated as of May 10, 2012, to the Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012).
10.2	Amendment No.2, dated as of May 10, 2012, to the Term Loan Agreement, dated as of July 18, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012).
10.3	Amendment No. 6, dated as of May 10, 2012, to the Secured Term Loan Agreement, dated August 7, 2007, as amended, by and among First Potomac Realty Investment Limited Partnership, KeyBank National Association and the other lending institutions which are a party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012).
10.4	Form of Restricted Stock Agreement for Trustees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2012).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Accounting Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Accounting Officer.
101	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated statements of cash flows (unaudited) for the three and six months ended June 30, 2012 and 2011; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.