Form 10-Q
period 2012-09-30
FIRST POTOMAC REALTY TRUST
filed 2012-11-09
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 8, 2012, there were 51,073,399 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST

FORM 10-Q

FIRST POTOMAC REALTY TRUST

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Rental property, net	$1,440,813	$1,439,661
Assets held-for-sale	3,579	5,297
Cash and cash equivalents	12,040	16,749
Escrows and reserves	14,657	18,455
Accounts and other receivables, net of allowance for doubtful accounts of $2,471 and $3,065, respectively	14,034	11,404
Accrued straight-line rents, net of allowance for doubtful accounts of $444 and $369, respectively	25,440	18,028
Notes receivable, net	54,713	54,661
Investment in affiliates	51,113	72,518
Deferred costs, net	38,894	34,683
Prepaid expenses and other assets	9,166	9,275
Intangible assets, net	49,788	59,021

Total assets	$1,714,237	$1,739,752

Liabilities:
Mortgage loans	$437,014	$432,023
Senior notes	—	75,000
Secured term loans	20,000	30,000
Unsecured term loan	300,000	225,000
Unsecured revolving credit facility	159,000	183,000
Liabilities held-for-sale	5,345	—
Accounts payable and other liabilities	62,436	53,507
Accrued interest	2,352	2,782
Rents received in advance	9,761	11,550
Tenant security deposits	5,944	5,603
Deferred market rent, net	4,005	4,815

Total liabilities	1,005,857	1,023,280

Noncontrolling interests in the Operating Partnership	35,383	39,981

Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized; Series A Preferred Shares, $25 per share liquidation preference, 6,400 and 4,600 shares issued and outstanding, respectively	160,000	115,000
Common shares, $0.001 par value, 150,000 shares authorized; 50,994 and 50,321 shares issued and outstanding, respectively	51	50
Additional paid-in capital	803,190	798,171
Noncontrolling interests in consolidated partnerships	4,321	4,245
Accumulated other comprehensive loss	(11,937)	(5,849)
Dividends in excess of accumulated earnings	(282,628)	(235,126)

Total equity	672,997	676,491

Total liabilities, noncontrolling interests and equity	$1,714,237	$1,739,752

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental	$39,800	$35,729	$114,844	$101,810
Tenant reimbursements and other	8,821	8,899	28,276	24,515

Total revenues	48,621	44,628	143,120	126,325

Operating expenses:
Property operating	11,811	10,995	33,404	30,721
Real estate taxes and insurance	4,672	4,191	14,341	12,105
General and administrative	5,645	4,354	17,787	12,546
Acquisition costs	8	1,737	49	4,475
Depreciation and amortization	16,633	15,934	48,844	44,911
Impairment of real estate assets	496	—	2,444	—
Contingent consideration related to acquisition of property	112	(1,487)	112	(1,487)

Total operating expenses	39,377	35,724	116,981	103,271

Operating income	9,244	8,904	26,139	23,054

Other expenses, net:
Interest expense	10,555	11,126	32,654	30,066
Interest and other income	(1,522)	(1,533)	(4,529)	(3,768)
Equity in losses of affiliates	30	81	52	112
Gain on sale of investment	(2,951)	—	(2,951)	—
Loss on debt extinguishment	—	—	13,221	—

Total other expenses, net	6,112	9,674	38,447	26,410

Income (loss) from continuing operations before income taxes	3,132	(770)	(12,308)	(3,356)

Benefit from income taxes	4,304	195	4,142	656

Income (loss) from continuing operations	7,436	(575)	(8,166)	(2,700)

Discontinued operations:
Loss from operations	(1)	(3,137)	(1,256)	(6,107)
Gain on sale of real estate property	—	—	161	1,954

Loss from discontinued operations	(1)	(3,137)	(1,095)	(4,153)

Net income (loss)	7,435	(3,712)	(9,261)	(6,853)

Less: Net (income) loss attributable to noncontrolling interests	(232)	265	876	469

Net income (loss) attributable to First Potomac Realty Trust	7,203	(3,447)	(8,385)	(6,384)

Less: Dividends on preferred shares	(3,100)	(2,228)	(8,864)	(6,239)

Net income (loss) attributable to common shareholders	$4,103	$(5,675)	$(17,249)	$(12,623)

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.08	$(0.05)	$(0.33)	$(0.19)
Loss from discontinued operations	—	(0.07)	(0.02)	(0.08)

Net income (loss)	$0.08	$(0.12)	$(0.35)	$(0.27)

Weighted average common shares outstanding:
Basic	50,267	49,308	50,049	49,275
Diluted	50,346	49,308	50,049	49,275

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$7,435	$(3,712)	$(9,261)	$(6,853)
Unrealized gain on derivative instruments	66	55	139	163
Unrealized loss on derivative instruments	(2,456)	(4,872)	(6,545)	(5,263)

Total comprehensive income (loss)	5,045	(8,529)	(15,667)	(11,953)
Net (income) loss attributable to noncontrolling interests	(232)	265	876	469
Net loss from derivative instruments attributable to noncontrolling interests	116	221	318	240

Comprehensive income (loss) attributable to First Potomac Realty Trust	$4,929	$(8,043)	$(14,473)	$(11,244)

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,261)	$(6,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate property, net	(161)	(1,954)
Depreciation and amortization	131	990
Impairment of real estate assets	1,072	5,821
Depreciation and amortization	49,600	45,479
Stock based compensation	2,301	2,012
Bad debt expense	583	667
Deferred income taxes	(3,533)	(656)
Amortization of deferred market rent	268	(505)
Amortization of financing costs and discounts	1,643	3,933
Equity in losses of affiliates	52	112
Distributions from investments in affiliates	1,208	84
Gain on sale of investment	(2,951)	—
Loss on debt extinguishment	2,379	—
Impairment of real estate assets	2,444	—
Contingent consideration related to acquisition of property	112	(1,487)
Changes in assets and liabilities:
Escrows and reserves	4,414	(6,411)
Accounts and other receivables	(3,087)	(167)
Accrued straight-line rents	(7,645)	(5,771)
Prepaid expenses and other assets	(1,353)	(1,683)
Tenant security deposits	317	183
Accounts payable and accrued expenses	3,191	5,773
Accrued interest	(430)	1,986
Rents received in advance	(1,749)	89
Deferred costs	(9,394)	(14,841)

Total adjustments	39,412	33,654

Net cash provided by operating activities	30,151	26,801

Cash flows from investing activities:
Purchase deposit on future acquisitions	—	(8,168)
Proceeds from sale of real estate assets	10,838	26,883
Proceeds from sale of investment	25,705	—
Change in escrow and reserve accounts	(36)	(2,020)
Investment in note receivable	—	(29,350)
Acquisition of rental property and associated intangible assets	—	(67,583))
Additions to rental property	(42,034)	(26,540)
Acquisition of land parcel	—	(7,500)
Additions to construction in progress	(6,384)	(11,938)
Investment in affiliates	(2,534)	(650)

Net cash used in investing activities	(14,445)	(126,866)

Cash flows from financing activities:
Financing costs	(3,502)	(4,063)
Issuance of preferred shares, net	43,518	110,997
Issuance of common shares, net	3,599	—
Issuance of debt	361,400	348,000
Repayments of debt	(384,731)	(339,471)
Contributions from joint venture partner	—	2,152
Dividends to common shareholders	(30,513)	(30,000)
Dividends to preferred shareholders	(8,603)	(5,125)
Distributions to noncontrolling interests	(1,639)	(1,142)
Stock option exercises	56	83

Net cash provided by financing activities	(20,415)	81,431

Net decrease in cash and cash equivalents	(4,709)	(18,634)
Cash and cash equivalents, beginning of period	16,749	33,280

Cash and cash equivalents, end of period	$12,040	$14,646

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows – Continued

(unaudited)

Supplemental disclosure of cash flow information for the nine months ended September 30 is as follows (amounts in thousands):

	2012	2011
Cash paid for interest, net	$31,162	$26,292
Cash paid for income based franchise taxes	714	242
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	—	139,373
Contingent consideration recorded at acquisition	—	745
Conversion of common Operating Partnership units into common shares	3,513	19
Issuance of common Operating Partnership units in connection with the acquisition of real estate	—	28,845

Cash paid for interest on indebtedness is net of capitalized interest of $2.1 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, 322,302 common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares. During the nine months ended September 30, 2011, 1,300 common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares.

During the nine months ended September 30, 2011, the Company acquired six consolidated properties at an aggregate purchase price of $251.5 million, including the assumption of mortgage debt with an aggregate fair value of $139.4 million. During the nine months ended September 30, 2011, the Company issued 1,963,388 common Operating Partnership units valued at $28.8 million in connection with the acquisition of 840 First Street, NE. At September 30, 2012, the Company had a contingent consideration obligation of $0.7 million related to its acquisition of 840 First Street, NE, which may result in the issuance of additional units dependent upon the leasing of any of the vacant space.

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of September 30, 2012, owned a 95.2% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At September 30, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can support approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.2% occupied by 621 tenants at September 30, 2012. The Company did not include square footage that was in development or redevelopment, which totaled 0.3 million square feet at September 30, 2012, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of September 30, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent. The U.S. Government accounted for approximately 17% of the Company’s outstanding accounts receivable at September 30, 2012. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of September 30, 2012, the results of its operations and its comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions, costs associated with the Company’s internal investigation, and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utility expense and snow and ice removal costs.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three and nine months ended September 30, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

(d) Notes Receivable

The Company provides loans to the owners of real estate properties, which can be collateralized by interest in the real estate property. The Company records these loans as “Notes receivable, net” in its consolidated balance sheets. The loans are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. The Company records interest earned from notes receivable and amortization of any discount or issuance costs within “Interest and other income” in its consolidated statements of operations.

The Company will establish a provision for anticipated credit losses associated with its notes receivable and debt investments when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during the three and nine months ended September 30, 2012 and 2011.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per common share:
Income (loss) from continuing operations	$7,436	$(575)	$(8,166)	$(2,700)
Loss from discontinued operations	(1)	(3,137)	(1,095)	(4,153)

Net income (loss)	7,435	(3,712)	(9,261)	(6,853)
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(280)	118	816	336
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests	48	147	60	133

Net income (loss) attributable to First Potomac Realty Trust	7,203	(3,447)	(8,385)	(6,384)
Less: Dividends on preferred shares	(3,100)	(2,228)	(8,864)	(6,239)

Net income (loss) available to common shareholders	4,103	(5,675)	(17,249)	(12,623)
Less: Allocation to participating securities	(162)	(150)	(468)	(442)

Net income (loss) attributable to common shareholders	$3,941	$(5,825)	$(17,717)	$(13,065)

Denominator for basic and diluted earnings per common share:

Weighted average common shares outstanding:
Basic	50,267	49,308	50,049	49,275
Diluted	50,346	49,308	50,049	49,275

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.08	$(0.05)	$(0.33)	$(0.19)
Loss from discontinued operations	—	(0.07)	(0.02)	(0.08)

Net income (loss)	$0.08	$(0.12)	$(0.35)	$(0.27)

In accordance with GAAP regarding earnings per common share, the Company did not include the following potential common shares in its calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock option awards	1,451	903	1,473	907
Non-vested share awards	428	388	454	406
Conversion of exchangeable senior notes(1)	—	854	—	854
Series A Preferred Shares(2)	13,067	8,303	11,816	7,636

	14,946	10,448	13,743	9,803

(1)

On December 15, 2011, the Company repaid the outstanding balance of $30.4 million on its exchangeable senior notes. At September 30, 2011, each $1,000 principal amount of the exchangeable senior notes was convertible into 28.039 common shares.

(2)

The Company’s Series A Preferred Shares, which have a $25 per share liquidation value, are only convertible into the Company’s common shares upon certain changes in control of the Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price. In March 2012, the Company issued an additional 1.8 million Series A Preferred Shares. As of September 30, 2012, the Company had a total of 6.4 million Series A Preferred Shares outstanding.

(4) Rental Property

Rental property represents property, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$386,546	$384,409
Buildings and improvements	1,079,675	1,052,341
Construction in process	49,024	70,362
Tenant improvements	140,033	116,148
Furniture, fixtures and equipment	5,426	5,400

	1,660,704	1,628,660
Less: accumulated depreciation	(219,891)	(188,999)

	$1,440,813	$1,439,661

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of September 30, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities(1)	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	713	—	$—	135	$8,683
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	37	372
Southern Virginia	841	166	659	—	—

	2,372	166	$659	172	$9,055

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs, as well as the property’s original cost basis.

During the third quarter of 2012, the Company placed in-service redevelopment activities totaling 154,000 square feet in its Northern Virginia reporting segment that were completed at a cost of $11.5 million. No development activities were placed in-service during the third quarter of 2012.

At September 30, 2012, the Company had substantially completed redevelopment activities that have yet to be placed in service on 37,000 square feet, at a cost of $0.4 million, in its Northern Virginia reporting segment. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

(5) Notes Receivable

Below is a summary of the Company’s notes receivable at September 30, 2012 (dollars in thousands):

	Balance at September 30, 2012
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(180)	$24,820	12.5%	950 F Street, NW
April 2011	30,000	(107)	29,893	9.0%	America’s Square

	$55,000	$(287)	$54,713

	Balance at December 31, 2011
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(211)	$24,789	12.5%	950 F Street, NW
April 2011	30,000	(128)	29,872	9.0%	America’s Square

	$55,000	$(339)	$54,661

The Company recorded interest income of $1.5 million and $4.4 million for the three and nine months ended September 30, 2012, respectively, and $1.5 million and $3.6 million for the three and nine months ended September 30, 2011, respectively, related to its notes receivable.

The notes require monthly payments of interest to the Company. The Company recorded income from the amortization of origination costs of $17 thousand and $52 thousand for the three and nine months ended September 30, 2012, respectively, and $17 thousand and $44 thousand for the three and nine months ended September 30, 2011, respectively. The amortization of origination costs are recorded within “Interest and other income” in the Company’s consolidated statements of operations.

(6) Investment in Affiliates

The Company owns an interest in several properties in which it does not control the activities that are most significant to the operations of the properties. As a result, the assets, liabilities and operating results of these noncontrolled properties are not consolidated within the Company’s condensed consolidated financial statements. The Company’s investment in these properties is recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investment in affiliates consisted of the following at September 30, 2012 (dollars in thousands):

	Reporting Segment	Ownership Interest	Company Investment
Metro Place III & IV	Northern Virginia	51%	$27,194
1750 H Street, NW	Washington, D.C.	50%	16,169
Aviation Business Park	Maryland	50%	4,748
RiversPark I and II	Maryland	25%	3,002

			$51,113

On August 24, 2012, the Company sold its 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th street, NW in Washington D.C. for $43.7 million, which, after repayment of the mortgage loan encumbering the property, resulted in net proceeds to the Company of $25.7 million. The Company purchased its 95% interest in the joint venture in October 2011 for $37.7 million. After acquisition, the joint venture encumbered the property with a $20.0 million mortgage loan. The Company used the net proceeds from the sale, together with available cash, to repay $26.0 million of the outstanding balance under its unsecured revolving credit facility. During the third quarter of 2012, the Company recorded a $3.0 million gain on the sale of its 95% interest in the unconsolidated joint venture as “Gain on sale of investment” in its consolidated statements of operations.

The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Assets:
Rental property, net	$199,379	$242,767
Cash and cash equivalents	5,547	4,009
Other assets	18,659	22,734

Total assets	223,585	269,510

Liabilities:
Mortgage loans(1)	110,175	132,370
Other liabilities	6,537	7,207

Total liabilities	116,712	139,577

Net assets	$106,873	$129,933

(1)

Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company. Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the Company’s need to perform under the debt agreement is remote.

The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in losses of affiliates.” From the time of the acquisition of 1200 17th Street, NW in October 2011 to its sale in August 2012, the Company had placed the property under development. The following table summarizes the results of operations of the Company’s unconsolidated joint ventures, which due to its varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in its consolidated statements of operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$6,254	$2,896	$18,575	$8,860
Total operating expenses	(1,883)	(995)	(5,459)	(2,917)

Net operating income	4,371	1,901	13,116	5,943
Depreciation and amortization	(3,174)	(1,274)	(9,510)	(3,835)
Other expenses, net	(1,070)	(854)	(3,235)	(2,429)

Net income (loss)	$127	$(227)	$371	$(321)

The Company earns various fees from several of its unconsolidated joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized fees from its unconsolidated joint ventures of $125 thousand and $325 thousand for the three and nine months ended September 30, 2012, respectively, and $48 thousand and $148 thousand for the three and nine months ended September 30, 2011, respectively.

(7) Discontinued Operations

On November 7, 2012, the Company sold two buildings at Owings Mills Business Park, a six-building, 219,300 square foot business park in Owings Mills, Maryland for net proceeds of $3.5 million. On October 16, 2012, the Company used available cash of $5.7 million as a defeasance payment for the mortgage loan encumbering four buildings at Owings Mills Business Park, including the two buildings that were sold on November 7, 2012. At September 30, 2012, the Company continued to classify the two buildings that were sold at Owings Mills Business Park as held-for-sale (the Company’s criteria for determining if a property is classified as held-for-sale is described in footnote 2(c), Rental Property) and, therefore, the assets of the two buildings were classified within “Assets held-for-sale” and the liabilities of the two buildings, along with the entire mortgage loan that was defeased, were classified within “Liabilities held-for-sale” in the Company’s consolidated balance sheets. During the first quarter of 2012, the Company incurred a $0.8 million impairment charge on the two buildings that were sold, which reduced the carrying amount of the buildings to their fair value, less selling costs. The Company incurred a $0.5 million charge in the fourth quarter of 2012 related to its defeasement of the mortgage loan.

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented:

	Reporting Segment	Disposition Date	Property Type	Square Feet
Owings Mills Business Park(1)	Maryland	11/7/2012	Business Park	38,779
Goldenrod Lane	Maryland	5/31/2012	Office	23,518
Woodlands Business Center	Maryland	5/8/2012	Office	37,887
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429
Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488
Gateway West	Maryland	5/27/2011	Office	111,481
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208

(1)	Represents two buildings, of the six building, 219,284 square foot business park, that were held-for-sale at September 30, 2012.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes for the periods presented. The Company did not dispose of or enter into any binding agreements to sell any other properties during the nine months ended September 30, 2012 and 2011.

The following table summarizes the components of net income (loss) from discontinued operations for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$130	$486	$686	$2,531
Net loss, before taxes	(1)	(3,137)	(1,256)	(6,107)
Gain on sale of real estate property	—	—	161	1,954

There were no impairment charges included within discontinued operations for the three months ended September 30, 2012. The Company’s discontinued operations include impairment charges of $1.1 million for the nine months ended September 30, 2012 and $3.1 million and $5.8 million for the three and nine months ended September 30, 2011, respectively.

(8) Debt

The Company’s borrowings consisted of the following (amounts in thousands):

	September 30, 2012		December 31, 2011
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through July 2022	$442,267	(1)	$432,023
Series A senior notes, effective interest rate of 6.41%(2)	—		37,500

Series B senior notes, effective interest rate of 6.55%(2)	—		37,500
Secured term loan, effective interest rate of LIBOR plus 4.50%, with maturity dates in January 2013 and January 2014(3)(4)	20,000		30,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.15% to LIBOR plus 2.30%, with staggered maturity dates ranging from July 2016 to July 2018(4)	300,000		225,000

Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.50%, maturing January 2015(4)(5)	159,000		183,000

	$921,267		$945,023

(1)

Includes a $5.2 million mortgage loan that was defeased in October 2012 and, at September 30, 2012, was classified within “Liabilities held for sale” on the Company’s consolidated balance sheet as of September 30, 2012.

(2)

On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Series A and Series B senior notes with borrowings under the Company’s unsecured revolving credit facility.

(3)	On January 1, 2012, the loan’s applicable interest rate increased to LIBOR plus 4.50% and will increase to LIBOR plus 550 basis points in January 2013.
(4)	At September 30, 2012, LIBOR was 0.21%.
(5)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at September 30, 2012 and December 31, 2011 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	September 30, 2012	December 31, 2011
Campus at Metro Park North(1)	7.11%	5.25%		February 2012	$—	$21,692
One Fair Oaks(2)	6.31%	6.72%		June 2012	—	52,604
1434 Crossways Blvd Building II(3)	7.05%	5.38%		August 2012	—	9,099
Crossways Commerce Center(4)	6.70%	6.70%		October 2012	23,361	23,720
Newington Business Park Center(4)	6.70%	6.70%		October 2012	14,736	14,963
Prosperity Business Center	6.25%	5.75%		January 2013	3,277	3,381
Cedar Hill	6.00%	6.58%		February 2013	15,516	15,838
Merrill Lynch Building	6.00%	7.29%		February 2013	13,364	13,571
1434 Crossways Blvd Building I	6.25%	5.38%		March 2013	7,724	7,943
Linden Business Center	6.01%	5.58%		October 2013	6,791	6,918
840 First Street, NE	5.18%	6.05%		October 2013	54,973	55,745
Owings Mills Business Center(5)	5.85%	5.75%		March 2014	—	5,338
Annapolis Business Center	5.74%	6.25%		June 2014	8,259	8,360
Cloverleaf Center(6)	6.75%	6.75%		October 2014	16,682	16,908
Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and 15395 John Marshall Highway	5.19%	5.19%		August 2015	96,527	97,681
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	424	520
Building C	7.88%	6.63%		December 2017	824	920
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,122	1,369
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,105	2,235
Mercedes Center– Note 1(6)	4.67%	6.04%		January 2016	4,686	4,713
Mercedes Center – Note 2(6)	6.57%	6.30%		January 2016	9,554	9,722
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	880	1,016
Hillside Center	5.75%	4.62%		December 2016	13,838	14,122
Redland Corporate Center	4.20%	4.64%		November 2017	68,400	—
500 First Street, NW	5.72%	5.79%		July 2020	37,869	38,277
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,040	4,149
Airpark Business Center	7.45%	6.63%		June 2021	1,148	1,219
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	30,914	—

		5.58	%(7)		437,014	432,023
Unamortized fair value adjustments					(714)	(1,147)

Principal balance					436,300	430,876
Owings Mills Business Center(5)					5,253	—
Unamortized fair value adjustments – Owings Mills Business Center(5)					(7)	—

Total Principal balance					$441,546	$430,876

(1)	The loan was repaid in February 2012 with borrowings under the Company’s unsecured revolving credit facility.
(2)

The loan was repaid in June 2012 with the issuance of a $40.0 million senior secured term loan, which was subsequently repaid in late June 2012, and borrowings under the Company’s unsecured revolving credit facility.

(3)	The loan was repaid in August 2012 with borrowings under the Company’s unsecured revolving credit facility.
(4)	The loan was repaid on October 1, 2012 with borrowings under the Company’s unsecured revolving credit facility.
(5)

On October 16, 2012, the Company used $5.7 million of available cash to defease the mortgage loan encumbering Owings Mills Business Park. At September 30, 2012, the Company classified the mortgage loan within “Liabilities held for sale” on its consolidated balance sheets.

(6)	Of the mortgage loan totals, $3.5 million encumbered by Cloverleaf Center and $5.0 million encumbered by Mercedes Center are recourse to the Company.
(7)	Weighted average interest rate on total mortgage debt.

On October 17, 2012, the Company placed a $22.0 million mortgage loan on 1005 First Street, NE, a consolidated joint venture in which the Company has a 97% ownership interest. The mortgage loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at the Company’s option. The Company used a portion of its share of the proceeds from the mortgage loan to pay down $16.0 million of the outstanding balance under the unsecured revolving credit facility.

(b) Term Loans

Unsecured Term Loan

The table below shows the outstanding balances of the three tranches of the $300.0 million unsecured term loan at September 30, 2012 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	July 2016	$60,000	LIBOR, plus 215 basis points
Tranche B	July 2017	147,500	LIBOR, plus 225 basis points
Tranche C	July 2018	92,500	LIBOR, plus 230 basis points

		$300,000

(1)

Each interest rate spread will increase by 25 basis points on December 1, 2012 due to the Company’s leverage ratio at September 30, 2012. For more information, see footnote 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially similar to those contained in the Company’s unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that the Company satisfy certain financial covenants that are also substantially similar to those contained in the Company’s unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

Secured Term Loan

Of the $20.0 million balance outstanding on the Company’s secured term loan at September 30, 2012, $10.0 million matures in January 2013 and $10.0 million matures in January 2014. At September 30, 2012, the loan’s applicable interest rate was LIBOR plus 450 basis points, which will increase to 550 basis points in January 2013. The Company’s secured term loan contains several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the loan and accrued interest to become immediately due and payable.

(c) Unsecured Revolving Credit Facility

During the third quarter of 2012, the Company repaid $91.0 million of the outstanding balance of its unsecured revolving credit facility with proceeds from the issuance of a $68.4 million mortgage loan encumbering Redland Corporate Center and the sale of the Company’s 95% interest in an unconsolidated joint venture. During the third quarter of 2012, the Company borrowed $26.0 million under its unsecured revolving credit facility to repay a mortgage loan and for general corporate purposes. For the three and nine months ended September 30, 2012, the Company’s weighted average borrowings on its unsecured revolving credit facility were $227.4 million and $174.1 million, respectively, with a weighted average interest rate of 2.9% for both periods, compared with weighted average borrowings of $133.9 million and $133.3 million with a weighted average interest rate of 2.7% and 3.0% for the three and nine months ended September 30, 2011, respectively. The Company’s maximum outstanding borrowings were $250.0 million for both the three and nine months ended September 30, 2012 compared with maximum outstanding borrowings of $189.0 million and $191.0 million for the three and nine months ended September 30, 2011, respectively. At September 30, 2012, outstanding borrowings under the unsecured revolving credit facility were $159.0 million with a weighted average interest rate of 2.7%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. At September 30, 2012, the available capacity under the unsecured revolving credit facility was $27.8 million.

(d) Interest Rate Swap Agreements

At September 30, 2012, the Company had fixed LIBOR, at a weighted average interest rate of 1.5%, on $350.0 million of its variable rate debt through twelve interest rate swap agreements. See footnote 10, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

(e) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of September 30, 2012, the Company was in compliance with the covenants of its unsecured term loan, secured term loan and unsecured revolving credit facility.

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, on May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan (together, the “Bank Debt”) to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In addition, the unsecured revolving credit facility and the unsecured term loan were amended to give the lenders the right, at their option, to record mortgages on substantially all of the Company’s unencumbered properties, which they have not yet elected to do as of the date of this Quarterly Report on Form 10-Q. The unsecured term loan was also amended to convert the facility from a fixed interest rate spread over LIBOR to an interest rate spread that floats based on the Company’s leverage levels. The floating rate spread increased the pricing of the unsecured term loan by 25 basis points and can increase by an additional 25 basis points to the extent the Company’s leverage levels increase further or can revert to the original pricing if the Company’s leverage ratio improves. As a result of the Company’s leverage ratio at June 30, 2012, the applicable interest rate spread on the Company’s unsecured revolving credit facility and unsecured term loan decreased by 25 basis points on September 1, 2012, but will increase by 25 basis points on December 1, 2012 due to the Company’s leverage ratio at September 30, 2012.

The Company’s continued ability to borrow under the unsecured revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the credit facility. These debt agreements also contain cross-default provisions that would be triggered if the Company is in default under other loans, including mortgage loans, in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

(9) Income Taxes

The Company owns properties located in Washington, D.C. that are subject to local income based franchise taxes at an effective rate of 9.975%. During the three and nine months ended September 30, 2012, the Company recognized a benefit from income taxes of $4.3 million and $4.1 million, respectively, and recognized a benefit from income taxes of $0.2 million and $0.7 million during the three and nine months ended September 30, 2011, respectively. The Company also has an interest in an unconsolidated joint venture that owns real estate in Washington, D.C. that is subject to the franchise tax. On August 24, 2012, the Company sold its 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th Street, NW in Washington, D.C., which had been subject to the franchise tax. The impact for income taxes related to these unconsolidated joint ventures is reflected within “Equity in losses of affiliates” in the Company’s consolidated statements of operations.

During the third quarter of 2012, there was a change in tax regulations in the District of Columbia that requires the Company to file a unitary tax return, which allows for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate expected to be in effect as these timing differences reverse. The Company also recorded a $1.0 million receivable for an expected tax refund associated with 2011 and the estimated payments made through September 30, 2012 arising from the change in regulations in its third quarter results. The Company recorded the $1.0 million receivable within “Accounts and other receivables” in its consolidated balance sheets at September 30, 2012. At December 31, 2011, the Company had deferred tax assets totaling $1.4 million recorded within “Prepaid expenses and other assets” and deferred tax liabilities totaling $5.0 million recorded within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.

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

At September 30, 2012, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

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

		$350,000

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any cash received or paid as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any ineffectiveness associated with its cash flow hedges during the three and nine months ended September 30, 2012 and 2011, which would have been recorded into earnings or losses, and does not expect any future ineffectiveness. Therefore, as of September 30, 2012, no amounts have been or are expected to be reclassified from “Accumulated other comprehensive loss” into earnings or losses.

(11) Fair Value Measurements

The Company applies GAAP that outlines a valuation framework and create a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The required disclosures increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability between willing third parties at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and the Company provides the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	Balance at September 30, 2012	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$3,952	$—	$—	$3,952

Recurring Measurements:
Derivative instrument-swap liabilities	$12,536	$—	$12,536	$—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,560	—	—	1,560
840 First Street, NE	745	—	—	745

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$10,583	$—	$5,250	$5,333

Recurring Measurements:
Derivative instrument-swap liabilities	6,129	—	6,129	—
Contingent consideration related to acquisition of:
Corporate Campus at Ashburn Center	1,448	—	—	1,448
840 First Street, NE	745	—	—	745

With the exception of its contingent consideration obligations, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the three or nine months ended September 30, 2012 and 2011. Also, no transfers into and out of fair value measurements levels for assets or liabilities that are measured on a recurring basis occurred during the nine months ended September 30, 2012 and 2011.

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

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At September 30, 2012, the contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending on the leasing of any of the vacant space.

The Company has a contingent consideration obligation associated with the 2009 acquisition of Corporate Campus at Ashburn Center. As part of the acquisition price of Corporate Campus at Ashburn Center, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability. Since the Company uses discounted cash flows over a stabilization period to value its contingent consideration related to Ashburn Center, the determination of the fair value of contingent consideration performed in a subsequent period reflects a reduction in the period to achieve stabilization and an increase in the likelihood of reaching fulfillment of the obligation. As a result, the Company’s contingent consideration will immaterially increase over time. In the third quarter of 2012, the Company recorded a $0.1 million increase in its contingent consideration liability related to Ashburn Center, which reflected a reduction of the period to reach stabilization. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At September 30, 2012, the contingent consideration obligation was $1.6 million.

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

During the third quarter of 2012, the Company reduced its intended holding period for two buildings at its Owings Mills Business Park property, which is located in the Company’s Maryland reporting segment. Based on an analysis of the property’s anticipated cash flows over the Company’s reduced holding period for the property, the Company recorded a $0.5 million impairment charge in the third quarter of 2012. At September 30, 2012, the Company continued to classify two separate buildings at Owings Mills Business Park as held-for-sale. The Company recorded an impairment charge of $0.8 million in the first quarter of 2012 to reduce the property’s cost basis to its fair value. The Company continues to measure the two buildings at the lower of cost basis or fair value, which did not result in any additional impairment charges related to the two buildings during the three months ended September 30, 2012.

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

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at September 30, 2012 and December 31, 2011 are as follows (amounts in thousands):

	September 30, 2012				December 31, 2011
	Carrying Value		Fair Value		Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,713		$55,000		$54,661	$55,000

Financial Liabilities:
Mortgage debt	$437,014	(2)	$445,660	(2)	$432,023	$437,593
Series A senior notes(3)	—		—		37,500	39,128
Series B senior notes(3)	—		—		37,500	41,383
Secured term loans	20,000		20,000		30,000	29,990
Unsecured term loan	300,000		300,000		225,000	224,388
Unsecured revolving credit facility	159,000		159,000		183,000	182,740

Total	$916,014		$924,660		$945,023	$955,222

(1)	The face value of the Company’s notes receivable was $55.0 million at September 30, 2012 and December 31, 2011.
(2)

Does not include a $5.2 million mortgage that encumbers four buildings at Owings Mill Business Park, which was classified within “Liabilities held for sale” on the Company’s consolidated balance sheet as of September 30, 2012. The mortgage was defeased in October 2012.

(3)

During the second quarter of 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Series A and Series B senior notes with borrowings under the Company’s unsecured revolving credit facility.

(12) Equity

On August 10, 2012, the Company paid a dividend of $0.20 per common share to common shareholders of record as of August 3, 2012 and, on August 15, 2012, paid a dividend of $0.484375 per share to preferred shareholders of record as of August 3, 2012. On October 24, 2012, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend will be paid on November 9, 2012 to common shareholders of record as of November 5, 2012. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on November 15, 2012 to preferred shareholders of record as of November 2, 2012. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common and preferred shares, the Operating Partnership distributes an equivalent distribution on its common and preferred Operating Partnership units, respectively.

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

As a result of the redemption feature of the Operating Partnership units requiring delivery of registered shares of the Company, the noncontrolling interests associated with the Operating Partnerhsip are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2011	$672,246	$4,245	$676,491	$39,981
Net (loss) income	(8,385)	68	(8,317)	(944)
Changes in ownership, net	49,846	8	49,854	(1,697)
Distributions to owners	(38,943)	—	(38,943)	(1,639)
Other comprehensive loss	(6,088)	—	(6,088)	(318)

Balance at September 30, 2012	$668,676	$4,321	$672,997	$35,383

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2010	$614,983	$3,077	$618,060	$16,122
Net loss	(6,384)	7	(6,377)	(476)
Changes in ownership, net	115,315	2,153	117,468	25,096
Distributions to owners	(35,125)	—	(35,125)	(1,142)
Other comprehensive income	(4,860)	—	(4,860)	(240)

Balance at September 30, 2011	$683,929	$5,237	$689,166	$39,360

A summary of the Company’s accumulated other comprehensive loss is as follows (amounts in thousands):

	2012	2011
Beginning balance at January1,	$(5,849)	$(545)
Net loss on derivative instruments	(6,406)	(5,100)
Net loss attributable to noncontrolling interests	318	240

Ending balance at September 30,	$(11,937)	$(5,405)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at September 30, 2012, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $33.5 million. At September 30, 2012, the Company recorded an adjustment of $4.0 million to present certain Operating Partnership units at the greater of their carrying value or redemption value.

At December 31, 2011, 2,920,561 of the total common Operating Partnership units, or 5.5%, were not owned by the Company. During the nine months ended September 30, 2012, 322,302 common Operating Partnership units were redeemed for 322,302 common shares. As a result, 2,598,259 of the total common Operating Partnership units, or 4.8%, were not owned by the Company at September 30, 2012. There were no common Operating Partnership units redeemed with available cash during the nine months ended September 30, 2012.

(b) Noncontrolling Interests in the Consolidated Partnerships

When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities and operating results within its condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in the Company’s consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net (income) loss attributable to noncontrolling interests” in the Company’s consolidated statements of operations.

At September 30, 2012, the Company’s consolidated joint ventures owned the following properties:

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

On September 26, 2012, the Company placed a $68.4 million mortgage loan on Redland Corporate Center and on October 17, 2012, the Company placed a $22.0 million mortgage loan on 1005 First Street, NE. The Company’s joint venture partners received their proportionate share of the proceeds from the mortgage loans. The Company used its share of the proceeds from both mortgage loans to repay a portion of the outstanding balance under the unsecured revolving credit facility.

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

Option Exercises

The Company received approximately $29 thousand and $24 thousand from the exercise of stock options during the three months ended September 30, 2012 and 2011, respectively, and $56 thousand and $88 thousand for the nine months ended September 30, 2012 and 2011, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised during both the three months ended September 30, 2012 and 2011 was $10 thousand, and was $20 thousand and $45 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Non-vested share awards

The Company issues non-vested share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.

The Company recognized $0.7 million and $0.5 million of compensation expense associated with its non-vested share awards during the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $1.8 million during the nine months ended September 30, 2012 and 2011, respectively. Non-vested share-based compensation expense for the three months ended September 30, 2012, included $0.2 million of expense related to the issuance of share awards, which was partially offset by the forfeiture of certain non-vested awards, as part of a severance agreement for a former officer of the Company. Dividends on all non-vested share awards are recorded as a reduction of equity.

(15) Commitments and Contingencies

The Company is subject to legal proceedings and claims arising in the ordinary course of its business, for which, it carries various forms of insurance to protect itself. At September 30, 2012, the Company was involved in legal proceedings or faced potential claims, which in aggregate could result in unfavorable judgments totaling $0.9 million. Based on the Company’s analysis, if an unfavorable judgment is reached, its insurance carriers would cover the estimated liability of $0.9 million, with the exception of an immaterial deductible associated with one of the Company’s policies. As a result, the Company recorded $0.9 million of potential legal liabilities within “Accounts payable and other liabilities” in its consolidated statements of operations and recorded the amount expected to be covered from the insurance carriers within “Accounts and other receivables” in its consolidated balance sheets. The immaterial deductible mentioned above, which is not recoverable from the insurance carriers, was recorded within general and administrative expenses in the third quarter of 2012. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these claims will not have a material impact on the Company’s financial position, results of operations or cash flows.

As previously disclosed on the Company’s Current Report on Form 8-K filed on October 5, 2012, Joel F. Bonder, the Company’s Executive Vice President and General Counsel, ceased to perform the responsibilities and functions of the Company’s general counsel effective October 1, 2012. Mr. Bonder’s counsel has informed the Company that Mr. Bonder has taken steps to file an arbitration claim regarding rights he asserts under his employment agreement. The Company intends to vigorously defend its rights under the employment agreement; however, we cannot be certain of the ultimate outcome of the arbitration. The Company has not accrued any loss related to this asserted claim, and resolution of this matter against the Company could result in the Company incurring up to approximately $1.1 million in charges, plus legal fees and expenses.

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

The results of operations for the Company’s four reportable segments are as follows (dollars in thousands):

	Three Months Ended September 30, 2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	64	4	55	57	180
Square feet	3,816,878	666,714	3,655,536	5,649,203	13,788,331

Total revenues	$13,720	$6,977	$15,246	$12,678	$48,621
Property operating expense	(3,470)	(1,271)	(3,286)	(3,784)	(11,811)
Real estate taxes and insurance	(1,101)	(1,053)	(1,506)	(1,012)	(4,672)

Total property operating income	$9,149	$4,653	$10,454	$7,882	32,138

Depreciation and amortization expense					(16,633)
General and administrative					(5,645)
Acquisition costs					(8)
Impairment of real estate assets					(496)
Contingent consideration related to acquisition of property					(112)
Other expenses, net					(6,112)
Benefit from income taxes					4,304
Loss from discontinued operations					(1)

Net income					$7,435

Capital expenditures(1)	$3,328	$3,836	$2,877	$3,214	$13,429

	Three Months Ended September 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	67	4	55	57	183
Square feet	3,875,397	666,714	3,663,645	5,649,485	13,855,241

Total revenues	$12,560	$6,540	$12,977	$12,551	$44,628
Property operating expense	(3,120)	(1,344)	(3,028)	(3,503)	(10,995)
Real estate taxes and insurance	(1,174)	(814)	(1,198)	(1,005)	(4,191)

Total property operating income	$8,266	$4,382	$8,751	$8,043	29,442

Depreciation and amortization expense					(15,934)
General and administrative					(4,354)
Acquisition costs					(1,737)
Contingent consideration related to acquisition of property					1,487
Other expenses, net					(9,674)
Benefit from income taxes					195
Loss from discontinued operations					(3,137)

Net loss					$(3,712)

Capital expenditures(1)	$3,570	$514	$5,216	$2,090	$12,297

	Nine Months Ended September 30, 2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$43,094	$20,968	$41,644	$37,414	$143,120
Property operating expense	(10,294)	(3,461)	(9,219)	(10,430)	(33,404)
Real estate taxes and insurance	(3,531)	(3,326)	(4,407)	(3,077)	(14,341)

Total property operating income	$29,269	$14,181	$28,018	$23,907	95,375

Depreciation and amortization expense					(48,844)
General and administrative					(17,787)
Acquisition costs					(49)
Impairment of real estate assets					(2,444)
Contingent consideration related to acquisition of property					(112)
Other expenses, net					(38,447)
Benefit from income taxes					4,142
Loss from discontinued operations					(1,095)

Net loss					$(9,261)

Total assets(2)(3)	$497,966	$313,513	$459,153	$365,687	$1,714,237

Capital expenditures(1)	$16,359	$5,541	$15,354	$10,050	$48,418

	Nine Months Ended September 30, 2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$37,174	$16,049	$35,774	$37,328	$126,325
Property operating expense	(9,419)	(3,211)	(8,621)	(9,470)	(30,721)
Real estate taxes and insurance	(3,450)	(2,054)	(3,598)	(3,003)	(12,105)

Total property operating income	$24,305	$10,784	$23,555	$24,855	83,499

Depreciation and amortization expense					(44,911)
General and administrative					(12,546)
Acquisition costs					(4,475)
Contingent consideration related to acquisition of property					1,487
Other expenses, net					(26,410)
Benefit from income taxes					656
Loss from discontinued operations					(4,153)

Net loss					$(6,853)

Total assets(2)(3)	$467,101	$320,102	$416,347	$365,398	$1,673,783

Capital expenditures(1)	$12,371	$1,192	$16,428	$5,629	$37,728

(1)

Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $174 and $907 for the three months ended September 30, 2012 and 2011, respectively, and $1,114 and $2,108 for the nine months ended September 30, 2012 and 2011, respectively.

(2)

Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s condensed consolidated financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see footnote 6, Investment in Affiliates.

(3)	Corporate assets not allocated to any of our reportable segments totaled $77,918 and $104,835 at September 30, 2012 and 2011, respectively.

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of September 30, 2012, owned a 95.2% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties.

At September 30, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.2% occupied by 621 tenants. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.3 million square feet at September 30, 2012. The Company derives substantially all of its revenue from leases of space within its properties. As of September 30, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for over 25% of the Company’s total annualized base rent.

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

Executive Summary

The Company had net income of $7.4 million for the three months ended September 30, 2012 compared with a net loss of $3.7 million for the same period in 2011. Net income for the three months ended September 30, 2012 was primarily due to a $4.3 million benefit as a result of a change in tax regulations enacted by the District of Columbia that became effective in September 2012 and a $3.0 million gain on the sale of the Company’s 95% interest in an unconsolidated joint venture. The net loss for the three months ended September 30, 2011 was primarily due to a $3.1 million impairment charge for a property that was disposed of in the first quarter of 2012. The Company’s funds from operations (“FFO”) available to common shareholders were $19.9 million, or $0.38 per diluted share, compared with FFO of $13.8 million, or $0.27 per diluted share, for the three months ended September 30, 2012, respectively. The increase in FFO for the three months ended September 30, 2012 was due to an increase in net operating income and the $4.3 million benefit as a result of a change in tax regulations.

For the nine months ended September 2012 and 2011, the Company’s net loss was $9.3 million and $6.9 million, respectively. The Company’s FFO available to common shareholders were $35.5 million, or $0.67 per diluted share, and $38.2 million, or $0.74 per diluted share, for the nine months ended September 30, 2012 and 2011, respectively. The increase in net loss and the decrease in FFO for the nine months ended September 2012 compared with the same period in 2011 was primarily due to $13.2 million of debt extinguishment charges and $3.2 million of legal and accounting fees associated with the Company’s internal investigation and accounting fees and $0.4 million of personnel separation costs, which were partially offset by an increase in net operating income and the $4.3 million benefit from the change in tax regulations.

FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net income (loss) attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Transactions

•	Executed 475,000 square feet of leases, including 143,000 square feet of new leases;

•	Sold a 95% interest in an unconsolidated joint venture that owned 1200 17th Street, NW, an office building in Washington, D.C., for $43.7 million, which resulted in a $3.0 million gain on the sale;

•	Entered into a $68.4 million mortgage loan encumbered by Redland Corporate Center; and,

•	In October 2012, entered into a $22.0 million mortgage loan encumbered by 1005 First Street, NE.

Internal Investigation

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, the Audit Committee of the Board of Trustees completed its internal investigation regarding the material weakness previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and briefed the Board of Trustees regarding the results of the investigation and recommendations as to certain remedial and enhancement measures. In response to the recommendations of the Audit Committee, the Board of Trustees adopted a number of measures designed to remediate the underlying causes of the material weakness, as well as certain other enhancement measures unrelated to the material weakness. These remedial actions and enhancement measures include enhancements to debt covenant compliance controls, enhancements to financial reporting controls, enhancement of the role of the Company’s legal and accounting functions, and general control enhancements regarding, among other things, enterprise risk management and communication by management with the Audit Committee and outside legal counsel.

Several of the foregoing remedial actions and enhancement measures have been completed or are currently underway, including, as previously disclosed, the hiring of a new chief financial officer and the engagement of a new third-party accounting firm to perform the Company’s internal audit function. Management continues to work toward the full implementation of these remedial actions and enhancement measures and will continue to provide periodic reports on the implementation of these measures to the Audit Committee. Management believes that it has made progress remediating the material weakness; however, because some of the remedial actions must be successfully tested for multiple periods, management believes that it needs to continue to monitor the successful implementation of those steps before it is able to conclude that the material weakness has been remediated. For more information regarding these matters, see “Item 4. Controls and Procedures—Background” and “-Remediation of Material Weakness and Implementation of Enhancement Measures.”

Properties:

The following sets forth certain information for the Company’s consolidated properties by segment as of September 30, 2012 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at September 30, 2012(3)	Occupied at September 30, 2012(3)
Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,783	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	7,011	100.0%	100.0%
1005 First Street, NE(4)	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,427	97.1%	97.1%

Total	4		531,714	17,717	99.3%	99.3%

Redevelopment
440 First Street, NW	1	Capitol Hill	135,000	—	—	—

Joint Venture Property (unconsolidated)
1750 H Street, NW	1	CBD	111,373	4,073	100.0%	100.0%

Region Total	6		778,087	$21,790	99.4%	99.4%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.
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

(3)	Does not include space in development or redevelopment.
(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% controlling economic interest.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2012(2)	Occupied at September 30, 2012(2)
SUBURBAN MD
Business Park
Ammendale Business Park(3)	7	Beltsville	311,636	$3,962	97.3%	90.4%
Gateway 270 West	6	Clarksburg	255,415	2,767	81.6%	75.8%
Girard Business Center(4)	7	Gaithersburg	298,009	3,110	88.8%	88.8%
Rumsey Center	4	Columbia	134,619	1,182	84.1%	72.6%
Snowden Center	5	Columbia	144,981	2,183	100.0%	100.0%

Total Business Park	29		1,144,660	13,204	90.4%	85.9%
Office
Worman’s Mill Court	1	Frederick	40,051	367	87.7%	87.7%
Annapolis Business Center	2	Annapolis	101,898	1,564	98.8%	98.8%
Campus at Metro Park North	4	Rockville	190,720	3,366	89.6%	89.6%
Cloverleaf Center	4	Germantown	173,655	2,443	86.1%	86.1%
Gateway Center	2	Gaithersburg	44,451	514	72.2%	72.2%
Hillside Center	2	Columbia	86,189	1,284	100.0%	100.0%
Merrill Lynch Building	1	Columbia	136,975	1,562	75.4%	75.4%
Patrick Center	1	Frederick	66,469	957	77.0%	77.0%
Redland Corporate Center	2	Rockville	348,469	6,789	88.0%	88.0%
West Park	1	Frederick	28,417	267	81.7%	75.0%

Total Office	20		1,217,294	19,113	87.0%	86.8%
Industrial
Frederick Industrial Park(5)	3	Frederick	550,490	4,121	91.5%	91.5%
Glenn Dale Business Center	1	Glenn Dale	315,962	1,521	86.9%	86.9%

Total Industrial	4		866,452	5,642	89.8%	89.8%

Total Suburban Maryland	53		3,228,406	37,959	89.0%	87.3%

BALTIMORE
Business Park
Owings Mills Business Park(6)	6	Owings Mills	219,284	1,675	58.8%	58.8%
Triangle Business Center	4	Baltimore	74,182	357	47.8%	47.8%

Total Business Park	10		293,466	2,032	56.0%	56.0%
Industrial
Mercedes Center	1	Hanover	295,006	1,303	74.0%	74.0%

Total Baltimore	11		588,472	3,335	65.0%	65.0%

Total Consolidated	64		3,816,878	41,294	85.3%	83.9%

Joint Venture Properties (Unconsolidated)
RiversPark I and II	6	Columbia	307,747	3,740	89.1%	87.5%
Aviation Business Park	3	Glen Burnie	120,662	659	37.8%	26.3%

Total Joint Ventures	9		428,409	4,399	74.6%	70.2%

Region Total	73		4,245,287	$45,693	84.2%	82.5%

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
(6)

Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center. On November 7, 2012, the Company sold two buildings totaling 39,000 square feet at Owings Mills Business Park.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2012(2)	Occupied at September 30, 2012(2)
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,837	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,388	540	51.1%	51.1%
Linden Business Center	3	Manassas	109,725	843	67.8%	62.4%
Prosperity Business Center	1	Merrifield	71,343	903	100.0%	100.0%
Sterling Park Business Center(3)	7	Sterling	464,577	3,902	85.8%	75.8%

Total Business Park	17		942,217	9,025	83.9%	78.4%
Office
Atlantic Corporate Park	2	Sterling	221,372	1,080	29.8%	29.8%
Cedar Hill	2	Tysons Corner	102,632	2,164	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,063	1,740	88.4%	88.4%
Lafayette Business Center(4)	6	Chantilly	253,867	3,536	83.5%	82.2%
One Fair Oaks	1	Fairfax	214,214	5,150	100.0%	100.0%
Reston Business Campus	4	Reston	83,373	950	73.5%	64.0%
Three Flint Hill	1	Oakton	181,397	2,121	68.8%	44.8%
Van Buren Office Park	5	Herndon	81,564	898	77.2%	77.2%
Windsor at Battlefield	2	Manassas	155,511	2,069	90.3%	90.3%

Total Office	27		1,421,993	19,708	77.2%	73.3%
Industrial
13129 Airpark Road	1	Culpeper	149,888	630	75.9%	75.9%
I-66 Commerce Center(5)	1	Haymarket	236,082	3,470	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	1,124	98.9%	98.9%
Newington Business Park Center	7	Lorton	254,272	2,370	82.5%	80.1%
Plaza 500	2	Alexandria	505,258	4,898	74.5%	74.5%

Total Industrial	12		1,254,529	12,492	83.2%	82.7%

Total Consolidated	56		3,618,739	41,225	81.0%	77.9%

Total Development / Redevelopment(6)			36,797	—	—	—

Joint Venture Property (Unconsolidated)
Metro Place III & IV	2	Merrifield	325,328	7,073	100.0%	100.0%

Region Total	58		3,980,864	$48,298	84.2%	82.7%

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

(2)	Does not include space in development or redevelopment.
(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.
(4)	Lafayette Business Center consists of the following properties: Enterprise Center and Tech Court.
(5)	Previously referred to as 15395 John Marshall Highway.
(6)	Includes development at Sterling Park Business Center and redevelopment at Sterling Park and Van Buren Office Park.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2012(2)	Occupied at September 30, 2012(2)
RICHMOND
Business Park
Chesterfield Business Center(3)	11	Richmond	320,308	$1,881	90.3%	88.6%
Hanover Business Center	4	Ashland	183,659	796	68.5%	66.1%
Park Central	3	Richmond	204,762	1,966	81.8%	80.1%
Virginia Center Technology Park	1	Glen Allen	118,579	1,270	86.7%	85.2%

Total Business Park	19		827,308	5,913	82.8%	81.0%
Industrial
Northridge	2	Ashland	139,346	775	82.9%	82.9%
River’s Bend Center(4)	6	Chester	795,139	4,626	95.6%	95.6%

Total Industrial	8		934,485	5,401	93.7%	93.7%

Total Richmond	27		1,761,793	11,314	88.6%	87.7%

NORFOLK
Business Park
Crossways Commerce Center(5)	9	Chesapeake	1,087,250	10,890	94.2%	93.1%
Battlefield Corporate Center	1	Chesapeake	96,720	780	100.0%	100.0%
Greenbrier Business Park(6)	4	Chesapeake	411,815	3,866	77.0%	76.7%
Hampton Roads Center(7)	3	Hampton	584,345	2,484	63.5%	63.5%
Norfolk Commerce Park(8)	3	Norfolk	262,683	1,949	66.6%	66.6%

Total Business Park	20		2,442,813	19,969	81.2%	80.7%
Office
Greenbrier Towers	2	Chesapeake	172,350	2,076	93.6%	93.6%

Total Office	2		172,350	2,076	93.6%	93.6%
Industrial
Cavalier Industrial Park	4	Chesapeake	394,308	1,342	80.4%	80.4%
Diamond Hill Distribution Center	4	Chesapeake	712,339	2,813	95.1%	91.9%

Total Industrial	8		1,106,647	4,155	89.9%	87.8%
Total Norfolk	30		3,721,810	26,200	84.3%	83.4%

Region Total	57		5,483,603	$37,514	85.7%	84.8%

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

(2)	Does not include space in development or redevelopment.
(3)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center, and Pine Glen.
(4)	River’s Bend Center consists of the following properties: River’s Bend Center and River’s Bend Center II.
(5)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, 1434 Crossways Boulevard, and 1408 Stephanie Way.
(6)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II, and Greenbrier Circle Corporate Center.
(7)	Hampton Roads Center consists of the following properties: 1000 Lucas Way and Enterprise Parkway.
(8)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II, and Gateway II.

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of September 30, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities(1)	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	713	—	$—	135	$8,683
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	37	372
Southern Virginia	841	166	659	—	—

	2,372	166	$659	172	$9,055

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs, as well as the property’s original cost basis.

During the third quarter of 2012, the Company placed in-service redevelopment activities totaling 154,000 square feet in its Northern Virginia reporting segment that were completed at a cost of $11.5 million. No development activities were placed in-service during the third quarter of 2012.

At September 30, 2012, the Company had substantially completed redevelopment activities that have yet to be placed in service on 37,000 square feet, at a cost of $0.4 million, in its Northern Virginia reporting segment. The Company will place completed construction activities in service upon the shorter of a tenant taking occupancy or twelve months from substantial completion.

Lease Expirations

Approximately 2.8% of the Company’s annualized base rent, excluding month-to-month leases, which represent 0.4% of the Company’s annualized base rent, is scheduled to expire during the remainder of 2012, with 12.5% expiring through the twelve months ending September 30, 2013. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During the three and nine months ended September 30, 2012, the Company experienced retention rates of 75% and 68%, respectively, based on square footage. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate on the Company’s renewed leases increased 4.4% and 4.9% for the three and nine months ended September 30, 2012, respectively, compared with the expiring leases during such periods. During the third quarter of 2012, the Company executed new leases for 0.1 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of September 30, 2012 (dollars in thousands, except per square foot data):

Year of Lease Expiration	Number of Leases Expiring	Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(1)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(1)(2)
MTM	7	66,085	0.6%	$607	0.4%	$9.18
2012	43	353,846	3.1%	3,921	2.8%	11.08
2013	136	1,480,767	13.0%	19,055	13.8%	11.42
2014	139	1,439,473	12.6%	14,889	10.9%	10.34
2015	110	1,220,695	10.7%	11,507	8.4%	9.43
2016	98	1,916,172	16.8%	24,440	17.8%	12.75
2017	81	1,046,510	9.2%	11,221	8.1%	10.72
2018	47	1,135,772	9.9%	11,082	8.0%	9.76
2019	54	574,419	5.0%	8,415	6.1%	14.65
2020	26	594,229	5.2%	9,252	6.7%	15.57
2021	20	496,391	4.3%	5,245	3.8%	10.57
Thereafter	40	1,090,745	9.6%	18,116	13.2%	16.61

Total / Weighted Average	801	11,415,104	100.0%	$137,750	100.0%	$11.88

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

(2)	Represents Annualized Cash Basis Rent divided by the square footage of the expiring leases.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three and nine months ended September 30, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 with the Three and Nine Months Ended September 30, 2011

During 2011, the Company acquired the following consolidated properties: Cedar Hill; Merrill Lynch Building; 840 First Street, NE; One Fair Oaks; Greenbrier Towers; 1005 First Street, NE; and Hillside Center for an aggregate purchase cost of $268.6 million. Collectively, the properties are referred to as the “Acquired Properties.”

As of September 30, 2012, the Company had not acquired any properties in 2012.

The term “Existing Portfolio” refers to all consolidated properties that were acquired prior to 2011 and owned by the Company for the entirety of the periods presented, with the exception of the two buildings at Owings Mills Business Park, which were classified as held-for-sale at September 30, 2012 and were subsequently sold on November 7, 2012.

For discussion of the operating results of the Company’s reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
Rental	$39,800	$35,729	$114,844	$101,810	$4,071	11%	$13,034	13%
Tenant reimbursements and other	$8,821	$8,899	$28,276	$24,515	$(78)	(1)%	$3,761	15%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $4.1 million and $13.0 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Rental revenue in the Existing Portfolio increased $3.5 million and $5.4 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 due to an increase in occupancy and the acceleration in amortization of a tenant’s deferred abatement and straight-line balance over its remaining lease term at I-66 Commerce Center. The accelerated amortization began in the third quarter of 2012 and will result in $1.6 million of additional rental revenue per quarter until the lease expires at the end of March 2013. In addition, the Acquired Properties contributed additional rental revenue of $0.6 million and $7.6 million during the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The Company expects aggregate rental revenues to increase for the remainder of 2012 due to a full-year of revenues from the properties acquired in 2011, a higher occupancy rate compared with prior periods and the amortization of a tenant’s deferred abatement and straight-line balance over the tenant’s remaining lease term.

The increase in rental revenue for the three and nine months ended September 30, 2012 compared with the same periods in 2011 includes $1.3 million and $4.2 million, respectively, for Maryland, $0.2 million and $3.0 million, respectively, for Washington, D.C., $2.3 million and $4.9 million, respectively, for Northern Virginia and $0.3 million and $0.9 million, respectively, for Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $0.1 million for the three months ended September 30, 2012 compared with the same period in 2011 due to a $0.2 million decrease in revenues for the Existing Portfolio for the three months ended September 30, 2012 compared with the same period in 2011. For the three months ended September 30, 2012, the Acquired Properties contributed increased tenant reimbursements and other revenues of $0.1 million compared with 2011.

For the nine months ended September 30, 2012, tenant reimbursements and other revenues increased $3.8 million compared with the same period in 2011 primarily due to the Acquired Properties, which contributed an additional $3.0 million in revenues. Tenant reimbursements and other revenues for the Existing Portfolio increased $0.8 million for the nine months ended September 30, 2012 compared with 2011 due to a $1.0 million termination fee received from a tenant in the Company’s Maryland reporting segment in the second quarter of 2012. The Company expects tenant reimbursements and other revenues to increase for the remainder of 2012 due to a full year of recoverable operating expenses from properties acquired in 2011.

Tenant reimbursements and other revenues for the three and nine months ended September 30, 2012 compared with the same periods in 2011 include $0.2 million and $1.9 million, respectively, for Washington, D.C. For Maryland and Northern Virginia, tenant reimbursements and other revenues remained flat for the three months ended September 30, 2012 compared with the same period in 2011 and increased $2.0 million and $0.9 million, respectively, for the nine months ended September 30, 2012 compared with the same period in 2011. For Southern Virginia, tenant reimbursements and other revenues decreased $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
Property operating	$11,811	$10,995	$33,404	$30,721	$816	7%	$2,683	9%
Real estate taxes and insurance	$4,672	$4,191	$14,341	$12,105	$481	11%	$2,236	18%

Property operating expenses increased $0.8 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The Acquired Properties contributed $0.3 million and $2.5 million of additional property operating expenses for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Property operating expenses for the Existing Portfolio increased $0.5 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, compared with the same period in 2011 due to an increase in operating expenses associated with higher occupancy. The Company expects property operating expenses to increase for the remainder of 2012 due to a full-year of property operating expenses from properties acquired in 2011.

The increase in property operating expenses for the three and nine months ended September 30, 2012 compared with the same periods in 2011 includes $0.5 million and $1.1 million, respectively, for Maryland, $0.3 million and $0.6 million, respectively, for Northern Virginia and $0.3 million and $1.0 million, respectively, for Southern Virginia. Property operating expenses in Washington, D.C. decreased $0.1 million for the three months ended September 30, 2012 compared with the same period in 2011 and increased $0.2 million for the nine months ended September 30, 2012 compared with the same period in 2011.

Real estate taxes and insurance expense increased $0.5 million and $2.2 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The Acquired Properties contributed an increase in real estate taxes and insurance expense of $0.1 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. For the Existing Portfolio, real estate taxes and insurance expense increased $0.4 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 due to higher real estate tax assessments.

The increase in real estate taxes and insurance expense for the three and nine months ended September 30, 2012 compared with the same periods in 2011 includes $0.2 million and $1.3 million, respectively, for Washington, D.C. and $0.3 million and $0.8 million, respectively, for Northern Virginia. Real estate taxes and insurance in Maryland decreased $0.1 million for the three months ended September 30, 2012 compared with the same period in 2011 and increased $0.1 million for the nine months ended September 30, 2012 compared with the same period in 2011. Southern Virginia experienced a slight increase in real estate taxes and insurance expense for the three and nine months ended September 30, 2012 compared with the same periods in 2011.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$5,645	$4,354	$17,787	$12,546	$1,291	30%	$5,241	42%

General and administrative expenses increased $1.3 million and $5.2 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 primarily due to legal and accounting fees associated with the Company’s internal investigation and personnel separation costs, the combined total of which was $1.1 million and $3.6 million for the three and nine months ended September 30, 2012, respectively. The increase in general and administrative expenses for the periods presented was also attributable to an increase in employee compensation costs, as the Company had 192 employees at September 30, 2012 compared with 165 employees at September 30, 2011; an increase in software expense, as the Company implemented its new enterprise accounting software in late 2011; and an increase in rent expense, as the Company expanded its corporate headquarters in 2012. The Company anticipates general and administrative expenses will increase for the remainder of 2012 as a result of a larger workforce, the amortization of costs associated with its new enterprise accounting software and increased corporate office rent expense. In addition, although the Company expects that the expenses associated with its completed internal investigation will significantly decline and be eliminated over time, the Company may continue to incur significant expenses in the near term in connection with its continued implementation of certain remedial actions and enhancement measures, including certain personnel actions, the costs of which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Acquisition costs are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$8	$1,737	$49	$4,475	$(1,729)	(100)%	$(4,426)	(99)%

Acquisition costs decreased $1.7 million and $4.4 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The Company acquired six properties in the nine months ended September 30, 2011, including two properties in the third quarter of 2011. The Company did not acquire any properties during the nine months ended September 30, 2012.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$16,633	$15,934	$48,844	$44,911	$699	4%	$3,933	9%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $0.7 million and $3.9 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011, primarily due to the Acquired Properties. For the three and nine months ended September 30, 2012, the Acquired Properties contributed an increase in depreciation and amortization expense of $0.9 million and $2.1 million, respectively. The increase for the three months ended September 30, 2012 was partially offset by the Existing Portfolio, which experienced a decrease in depreciation and amortization expense of $0.2 million for the three months ended September 30, 2012 as certain acquired intangible assets fully amortized prior to September 30, 2012. For the nine months ended September 30, 2012, depreciation and amortization expense increased $1.8 million for the Existing Portfolio primarily due to the disposal of assets related to tenants that vacated in the first half of 2012 prior to reaching the full term of their leases. The Company anticipates depreciation and amortization expense will increase for the remainder of 2012 due to recognizing a full-year of depreciation and amortization expense for properties acquired in 2011.

Impairment of real estate assets are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$496	$—	$2,444	$—	$496	NM	$2,444	NM

Impairment of real estate assets represent impairment charges incurred on properties that have not been sold or classified as held-for-sale as of September 30, 2012, which would result in their operations being classified as discontinued operations on the Company’s statements of operations. At September 30, 2012, the Company continued to classify two buildings at Owings Mills Business Park as held-for-sale. The two buildings were sold on November 7, 2012. The impairment charges shown above for the three and nine months ended September 30, 2012 relate to the remaining buildings at Owings Mills Business Park. The Company did not record any other impairment charges within continuing operations for the three and nine months ended September 30, 2012 and 2011.

Contingent consideration related to acquisition of property is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$112	$(1,487)	$112	$(1,487)	$1,599	NM	$1,599	NM

As part of the consideration for the Company’s 2009 acquisition of Ashburn Center, the Company is obligated to record contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five year term of the agreement or if the property is sold within the term of the five-year agreement. The Company has classified its contingent consideration liabilities within “Accounts payable and other liabilities” and any changes in its fair value subsequent to their acquisition date valuation are charged to earnings. Since the Company uses discounted cash flows over a stabilization period to value its contingent consideration related to Ashburn Center, the determination of the fair value of contingent consideration performed in a subsequent period reflects a reduction in the period to achieve stabilization and an increase in the likelihood reaching fulfillment of the obligation. As a result of the above, and the Company’s determination that it will owe the maximum amount required under the contract, the Company’s contingent consideration will immaterially increase over time. In the third quarter of 2012, the Company recorded a $112 thousand increase in its contingent consideration liability related to Ashburn Center that reflected a reduction of the period to reach stabilization. There was no significant change in the fair value of the contingent consideration related to Ashburn Center during the three and nine months ended September 30, 2011.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. There was no significant change in the fair value of the contingent consideration related to 840 First Street, NE during the three and nine months ended September 30, 2012.

Other Expenses, net

Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$10,555	$11,126	$32,654	$30,066	$(571)	(5)%	$2,588	9%

The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.

Interest expense decreased $0.6 million for the three months ended September 30, 2012 compared with the same period in 2011 and increased $2.6 million for the nine months ended September 30, 2012 compared with 2011. At September 30, 2012, the Company had $921.3 million of debt outstanding with a weighted average interest rate of 4.5% compared with $872.4 million of debt outstanding with a weighted average interest rate of 5.1% at September 30, 2011.

The interest expense decline for the three months ended September 30, 2012 was primarily due to the repayment of the Company’s $75.0 million senior notes in May 2012, which had a weighted average interest rate of 6.5%, with borrowings under the unsecured revolving credit facility, which had a weighted average interest rate of 2.9%. As a result of the repayment, interest expense declined $1.2 million and $1.5 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

Interest expense related to the Company’s unsecured revolving credit facility increased $0.7 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 due to higher weighted average borrowings outstanding. For the three and nine months ended September 30, 2012, the Company’s weighted average borrowings outstanding on its unsecured revolving credit facility were $227.4 million and $174.1 million, respectively, with a weighted average interest rate of 2.9% for both periods, compared with weighted average borrowings for the three and nine months ended September 30, 2011 of $133.9 million and $133.3 million, respectively, with a weighted average interest rate of 2.7% and 3.0%, respectively. The Company amended its unsecured revolving credit facility in the second quarter of 2012 and, as a result, expensed all its existing deferred financing costs, which resulted in a decrease in interest expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

In July 2011, the Company entered into a three-tranche $175.0 million unsecured term loan, which was subsequently increased to $225.0 million in December 2011 and further increased to $300.0 million in February 2012. The Company used the funds received in 2011 and the first quarter of 2012 to pay down $239.0 million of the outstanding balance on its unsecured revolving credit facility, to repay a $50.0 million secured term loan and for other general corporate purposes. The unsecured term loan contributed additional interest expense of $1.2 million and $5.0 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The repayment of the $50.0 million secured term loan resulted in a $0.1 million and $1.1 million reduction in interest expense for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

The Company repaid a $21.6 million mortgage loan encumbering Campus at Metro Park North in the first quarter of 2012, a $52.4 million mortgage loan encumbering One Fair Oaks in the second quarter of 2012 and a $8.9 million mortgage loan encumbering 1434 Crossways Boulevard Building II in the third quarter of 2012, which collectively resulted in a $0.7 million decrease in interest expense for the three months ended September 30, 2012 compared with the same period in 2011. During 2011, the Company acquired seven properties for an aggregate purchase price of $268.6 million and assumed mortgage debt totaling $153.5 million to partially fund the acquisitions, with $139.4 million of the mortgage debt related to acquisitions that were completed in the first quarter of 2011 or shortly thereafter. The assumption of new debt in 2011, which was partially offset by the repayment of mortgage debt in 2012, resulted in a slight increase to interest expense for the nine months ended September 30, 2012 compared with the same period in 2011.

In December 2011, the Company repaid its exchangeable senior notes, which resulted in a decrease in interest expense for the three and nine months ended September 30, 2012 of $0.5 million and $1.3 million, respectively. In August 2011, the Company repaid a $20.0 million secured term loan and, in January 2012, made a $10.0 million principal payment on a secured term loan, which resulted in a combined decrease in interest expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Also, the Company capitalized $0.2 million and $0.8 million of additional interest for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 as a result of an increase in construction activities.

The Company uses derivative financial instruments to manage exposure to interest rate fluctuations on its variable rate debt. At September 30, 2012, the Company had fixed LIBOR on $350.0 million of its variable rate debt through twelve interest rate swap agreements compared with it fixing LIBOR on $200.0 million of its variable rate debt through six interest rate swap agreements at September 30, 2011. Due to the increase in the amount of debt that was subject to interest rate swap agreements and to the change in interest rates, expense related to the interest rate swap agreements increased $0.5 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$1,522	$1,533	$4,529	$3,768	$(11)	(1)%	$761	20%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot, office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $1.5 million during both the three months ended September 30, 2012 and 2011, respectively, and $4.4 million and $3.6 million during the nine months ended September 30, 2012 and 2011, respectively. The remaining interest income relates to interest earned on the Company’s cash accounts and the amortization of issuance costs associated with the notes receivable.

Equity in losses of affiliates is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$30	$81	$52	$112	$(51)	(63)%	$(60)	(54)%

Equity in losses of affiliates reflects the Company’s aggregate ownership interest in the operating results of the properties, in which it does not have a controlling interest.

Gain on sale of investment is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$2,951	$—	$2,951	$—	$2,951	NM	$2,951	NM

On August 24, 2012, the Company sold its 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th street, NW in Washington D.C. for $43.7 million, which after repayment of the mortgage loan encumbering the property resulted in net proceeds to the Company of $25.7 million. The Company reported a $3.0 million gain on the sale of this interest in its third quarter results.

Loss on debt extinguishment is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$—	$—	$13,221	$—	$—	—	$13,221	NM

On May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. As a result of the amendments, the Company expensed $0.6 million in fees paid to the bank lenders and $2.2 million in unamortized financing costs associated with the unsecured term loan during the second quarter of 2012. On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Senior Notes. As a result of the prepayment, the Company paid a $10.2 million make-whole amount to the holders of the Senior Notes and expensed $0.2 million of unamortized deferred financing costs associated with its Senior Notes in the second quarter of 2012.

Benefit from Income Taxes

Benefit from income taxes is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$4,304	$195	$4,142	$656	$4,109	2,107%	$3,486	531%

The Company owns properties in Washington, D.C., that are subject to income-based franchise taxes. Benefit from income taxes increased $4.1 million and $3.5 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. During the third quarter of 2012, there was a change in tax regulations in the District of Columbia that requires the Company to file a unitary tax return, which allows for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate expected to be in effect as these timing differences reverse. The Company also recorded a $1.0 million receivable for an expected tax refund associated with 2011 and the estimated payments made through September 30, 2012 arising from the change in regulations in its third quarter results. The Company recorded the $1.0 million receivable within “Accounts and other receivables” in its consolidated balance sheets.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$1	$3,137	$1,095	$4,153	$(3,136)	(100)%	$(3,058)	(74)%

Discontinued operations reflect the operating results of two buildings at Owings Mills Business Park (which were sold on November 7, 2012), Goldenrod Lane (which was sold in May 2012), Woodlands Business Center (which was sold in May 2012), Airpark Place Business Center (which was sold in March 2012), Aquia Commerce Center I & II and Gateway West (which were both sold in the second quarter of 2011) and Old Courthouse Square (which was sold in the first quarter of 2011). The two buildings at Owings Mills Business Park, Goldenrod Lane, Woodlands Business Center, Airpark Place Business Center, Gateway West and Old Courthouse Square were located in the Company’s Maryland reporting segment and Aquia Commerce Center I & II was located in the Company’s Northern Virginia reporting segment. The Company’s discontinued operations include impairment charges of $1.1 million for the nine months ended September 30, 2012 and $3.1 million and $5.8 million for the three and nine months ended September 30, 2011, respectively. For the nine months ended September 30, 2012 and 2011, the loss from operations of the disposed properties was partially offset by gains on the sale of real estate property of $0.2 million and $2.0 million, respectively. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2012	2011	2012	2011	Change	Change	Change	Change
	$(232)	$265	$876	$469	$(497)	NM	$407	87%

Net (income) loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. The Company had net income of $7.4 million for the three months ended September 30, 2012 compared with a net loss of $3.7 million for the three months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, the Company incurred a net loss of $9.3 million and $6.9 million, respectively.

The percentage of the Operating Partnership owned by noncontrolling interests decreased due to the redemption of 322,302 Operating Partnership units for an equivalent number of the Company’s common shares. The percentage of the Operating Partnership owned by third parties was 4.8% as of September 30, 2012 compared with 5.5% as of September 30, 2011.

As of September 30, 2012 and 2011, the Company consolidated two joint ventures in which it had a controlling interest. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of net income in the operating results of the Company’s consolidated joint ventures was $23 thousand and $68 thousand during the three and nine months ended September 30, 2012, respectively.

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

Comparison of the Three and Nine Months Ended September 30, 2012 with the Three and Nine Months Ended September 30, 2011

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED

	Three Months Ended				Six Months Ended
	September 30,				September 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	172	172	—	—	167	167	—	—

Same property revenue
Rental	$36,230	$34,777	$1,453	4.2	$94,748	$91,978	$2,770	3.0
Tenant reimbursements	8,316	8,373	(57)	(0.7)	18,992	19,520	(528)	(2.7)

Total same property revenue	44,546	43,150	1,396	3.2	113,740	111,498	2,242	2.0

Same property operating expenses
Property	10,895	10,624	271	2.6	26,049	26,259	(210)	(0.8)
Real estate taxes and insurance	4,300	4,094	206	5.0	10,915	10,540	375	3.6

Total same property operating expenses	15,195	14,718	477	3.2	36,964	36,799	165	(0.4)

Same property net operating income	$29,351	$28,432	$919	3.2	$76,776	$74,699	$2,077	2.8

Reconciliation to net income (loss)
Same property net operating income	$29,351	$28,432			$76,776	$74,699
Non-comparable net operating income(2)	2,787	1,010			18,599	8,800
General and administrative	(5,645)	(4,354)			(17,787)	(12,546)
Depreciation and amortization	(16,633)	(15,934)			(48,844)	(44,911)
Other(3)	(2,468)	(9,774)			(37,041)	(28,876)
Discontinued operations	43	(3,092)			(964)	(4,019)

Net income (loss)	$7,435	$(3,712)			$(9,261)	$(6,853)

	Weighted Average Occupancy		Weighted Average Occupancy
	2012	2011	2012	2011
Same Properties	83.7%	81.2%	82.8%	80.6%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill, 440 First Street, NW, Greenbrier Towers I & II, 1005 First Street, NE, Hillside Center, Davis Drive and two buildings at Owings Mills Business Park. Same property results for the nine months ended September 30, 2012 and 2011 also exclude One Fair Oaks, Cedar Hill I & III, Merrill Lynch, and 840 First Street, NE.

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

Same Property NOI increased $0.9 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Total same property revenues increased $1.4 million and $2.2 million for the three and nine months ended September 30, 2012, respectively, due to an increase in occupancy. Same property expenses increased $0.5 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, compared with 2011 primarily due to higher real estate tax assessments.

MARYLAND

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	60	60	—	—2	59	59	—	—

Same property revenue
Rental	$11,530	$10,349	$1,181	11.4	$32,505	$29,603	$2,902	9.8
Tenant reimbursements	1,812	1,987	(175)	(8.8)	5,633	5,688	(55)	(1.0)

Total same property revenue	13,342	12,336	1,006	8.2	38,138	35,291	2,847	8.1

Same property operating expenses
Property	3,246	2,993	253	8.5	8,545	8,297	248	3.0
Real estate taxes and insurance	1,011	1,116	(105)	(9.4)	3,067	3,257	(190)	(5.8)

Total same property operating expenses	4,257	4,109	148	3.6	11,612	11,554	58	0.5

Same property net operating income	$9,085	$8,227	$858	10.4	$26,526	$23,737	$2,789	11.7

Reconciliation to total property operating income
Same property net operating income	$9,085	$8,227			$26,526	$23,737
Non-comparable net operating income (2)	64	39			2,743	568

Total property operating income	$9,149	$8,266			$29,269	$24,305

	Weighted Average Occupancy		Weighted Average Occupancy
	2012	2011	2012	2011
Same Properties	83.4%	82.2%	83.2%	82.3%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same property results exclude Hillside Center and two buildings at Owings Mills Business Park. Same property results for the nine months ended September 30, 2012 and 2011 also exclude Merrill Lynch.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.9 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Total same property revenues increased $1.0 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 due to an increase in occupancy. Total same property operating expenses for the Maryland properties increased $0.1 million for both the three and nine months ended September 30, 2012 due to higher operating expenses as a result of higher occupancy, which were partially offset by a decline in taxes as a result of lower tax assessments.

NORTHERN VIRGINIA

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	54	54	—	—	51	51	—	—

Same property revenue
Rental	$10,609	$10,436	$173	1.7	$25,507	$24,903	$604	2.4
Tenant reimbursements	2,525	2,542	(17)	(0.7)	5,045	5,358	(313)	(5.8)

Total same property revenue	13,134	12,978	156	1.2	30,552	30,261	291	1.0

Same property operating expenses
Property	3,034	2,980	54	1.8	6,546	6,978	(432)	(6.2)
Real estate taxes and insurance	1,397	1,198	199	16.6	3,408	3,132	276	8.8

Total same property operating expenses	4,431	4,178	253	6.1	9,954	10,110	(156)	(1.5)

Same property net operating income	$8,703	$8,800	$(97)	(1.1)	$20,598	$20,151	$447	2.2

Reconciliation to total property operating income
Same property net operating income	$8,703	$8,800			$20,598	$20,151
Non-comparable net operating income (loss)(2)	1,751	(49)			7,420	3,404

Total property operating income	$10,454	$8,751			$28,018	$23,555

	Weighted Average Occupancy		Weighted Average Occupancy
	2012	2011	2012	2011
Same Properties	80.3%	80.7%	78.5%	83.7%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill and Davis Drive. Same property results for the nine months ended September 30, 2012 and 2011 also exclude One Fair Oaks and Cedar Hill I & III.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties decreased $0.1 million for the three months ended September 30, 2012 and increased $0.4 million for the nine months ended September 30, 2012 compared with the same periods in 2011. Total same property revenues increased $0.2 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, compared with 2011 due to an increase in rental revenue. Total same property operating expenses increased $0.3 million during the three months ended September 30, 2012 due to an increase in real estate taxes, which was partially offset by a decline in reserves for anticipated bad debt expense, and decreased $0.2 million for the nine months ended September 30, 2012 due to a decline in snow and ice removal costs, which was partially offset by an increase in real estate taxes.

SOUTHERN VIRGINIA

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	55	55	—	—	55	55	—	—

Same property revenue
Rental	$9,706	$9,615	$91	0.9	$28,697	$29,421	$(724)	(2.5)
Tenant reimbursements	2,132	2,077	55	2.6	6,352	6,759	(407)	(6.0)

Total same property revenue	11,838	11,692	146	1.2	35,049	36,180	(1,131)	(3.1)

Same property operating expenses
Property	3,211	3,154	57	1.8	8,893	8,724	169	1.9
Real estate taxes and insurance	959	966	(7)	(0.7)	2,898	2,952	(54)	(1.9)

Total same property operating expenses	4,170	4,120	50	1.2	11,791	11,676	115	1.0

Same property net operating income	$7,668	$7,572	$96	1.3	$23,258	$24,504	$(1,246)	(5.1)

Reconciliation to total property operating income
Same property net operating income	$7,668	$7,572			$23,258	$24,504
Non-comparable net operating income (2)	214	471			649	351

Total property operating income	$7,882	$8,043			$23,907	$24,855

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2012	2011	2012	2011
Same Properties	84.5%	82.7%	82.2%	83.5%

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

Same Property NOI for the Southern Virginia properties increased $0.1 million for the three months ended September 30, 2012 and decreased $1.2 million for the nine months ended September 30, 2012 compared with the same periods in 2011. Total same property revenues increased $0.1 million for the three months ended September 30, 2012, compared to the same period in 2011 primarily due to an increase in occupancy. Total same property revenue decreased $1.1 million for the nine months ended September 30, 2012 compared with the same period in 2011 as a result of a decline in occupancy, due in large part to the increase in vacancy at 1434 Crossways Boulevard as the sole tenant vacated in the second quarter of 2011. The Company re-leased a portion of this space during 2012. Total same property operating expenses increased slightly and $0.1 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 as the Company experienced a recovery of anticipated bad debt expense in 2011, which decreased its operating expenses for both the three and nine months ended September 30, 2011.

WASHINGTON, D.C.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Number of buildings (1)	3	3	—	—	2	2	—	—

Same property revenue
Rental	$4,385	$4,377	$8	0.2	$8,039	$8,051	$(12)	(0.1)
Tenant reimbursements	1,847	1,767	80	4.5	1,962	1,715	247	14.4

Total same property revenue	6,232	6,144	88	1.4	10,001	9,766	235	2.4

Same property operating expenses
Property	1,404	1,497	(93)	(6.2)	2,065	2,260	(195)	(8.6)
Real estate taxes and insurance	933	814	119	14.6	1,542	1,199	343	28.6

Total same property operating expenses	2,337	2,311	26	1.1	3,607	3,459	148	4.3

Same property net operating income	$3,895	$3,833	$62	1.6	$6,394	$6,307	$87	1.4

Reconciliation to total property operating income
Same property net operating income	$3,895	$3,833			$6,394	$6,307
Non-comparable net operating income(2)	758	549			7,787	4,477

Total property operating income	$4,653	$4,382			$14,181	$10,784

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2012	2011	2012	2011
Same Properties	99.3%	99.8%	98.8%	99.8%

(1)

Same-property comparisons are based upon those consolidated properties owned for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: 440 First Street, NW and 1005 First Street, NE. Same property results for the nine months ended September 30, 2012 and 2011 also exclude 840 First Street, NE.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.1 million for both the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Total same property revenues increased $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 as a result of higher recoveries of tenant reimbursable expenses. Total same property operating expense increased slightly for the three months ended September 30, 2012 and $0.1 million for the nine months ended September 30, 2012, compared with the same periods in 2011, primarily due to an increase in real estate taxes.

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

At September 30, 2012, the Company had $159.0 million outstanding under its unsecured revolving credit facility. On October 1, 2012, the Company repaid $38.7 million of mortgage loans encumbering Newington Business Park Center and Crossways Commerce Center with proceeds from a draw under its unsecured revolving credit facility and added both properties to the unsecured collateral pool for the Company’s unsecured revolving credit facility and unsecured term loan in November 2012. On October 17, 2012, the Company repaid $16.0 million of the outstanding balance under its unsecured revolving credit facility with a portion of the proceeds from a $22.0 million mortgage loan on 1005 First Street, NE, in which the Company has a 97% ownership interest through a consolidated joint venture. On November 9, 2012, the Company drew $13.0 million under its unsecured revolving credit facility for general corporate purposes. As of November 9, 2012, the Company had $195.0 million outstanding and $44.9 million of availability under its unsecured revolving credit facility. The Company has no mortgages or bank debt maturing for the remainder of 2012; the Company has $39.5 million of mortgage debt maturing in the first half of 2013; and has a $10.0 million principal payment due on its secured term loan in January 2013. The Company is exploring several opportunities to address its near-term debt maturities and increase the capacity under its unsecured revolving credit facility, including placing mortgage debt on unencumbered properties, refinancing existing mortgage debt, selling properties or interests in properties that do not fit the Company’s long-term goals or can be sold at advantageous prices to the Company, or amending and expanding its existing unsecured revolving credit facility. The Company anticipates that it will meet all the debt obligations mentioned above as well as increase its availability under its unsecured revolving credit facility. In the process of exploring different financing options, the Company actively monitors the impact that each potential financing decision will have on its financial covenants in order to avoid any issues of non-compliance with the terms of its existing financial covenants.

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 12.5% of the Company’s annualized base rent is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-lease the space, its cash flow could be negatively impacted.

Until the Company completes its previously discussed financing transactions, potential dispositions and/or joint venture transactions, the Company will be limited in its ability to pursue additional developments, redevelopments or acquisitions in the near future without accessing capital from other sources, such as additional financings or equity issuances. In addition, the Company’s ability to access debt and equity markets could be adversely affected if the Company is unable to maintain compliance with the financial and operating covenants included in its debt agreements or remediate the material weakness described in “Item 4 – Controls and Procedures” in a timely manner.

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

Amendments to Unsecured Revolving Credit Facility, Unsecured Term Loan and Secured Term Loan

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, as part of the Company’s efforts to evaluate the cause and to identify actions to remediate the material weakness described under “Item 4 – Controls and Procedures,” in late March 2012, the Company began conducting a review of all of the financial and other non-financial covenants contained in its Bank Debt agreements and the processes surrounding the monitoring and oversight of compliance with such covenants. As a result of this review, on May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured term loan to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. Specifically, the following financial covenants were amended as follows:

•

The maximum consolidated total leverage ratio was increased from 60.0% to 65% for each quarter ending on or after March 31, 2012 through the quarter ending December 31, 2012, and then will decrease to 62.5% through the quarter ending September 30, 2013 and to 60.0% for all quarters thereafter;

•

The minimum consolidated debt yield was reduced from 11.0% to 10.0% for each quarter ending on or after March 31, 2012 through the quarter ending December 31, 2012, and then will increase to 10.5% through the quarter ending September 30, 2013 and to 11.0% for all quarters thereafter;

•

The maximum unencumbered pool leverage ratio was increased from 60.0% to 65% for each quarter ending on or after March 31, 2012 through the quarter ending December 31, 2012, and then will decrease to 62.5% through the quarter ending September 30, 2013 and to 60.0% for all quarters thereafter; and

•

The minimum tangible net worth was reduced from $690,289,992 to $650,000,000, in each case plus (i) 80% of the net proceeds of any future equity issuances of the Company and (ii) 80% of the value of partnership units of the Operating Partnership issued in connection with any future asset or stock acquisitions.

In addition, the unsecured revolving credit facility and the unsecured term loan were amended to permit the lenders to record mortgages on substantially all of the Company’s unencumbered properties, which they have not elected to do as of the date of this filing. The unsecured term loan also was amended to convert the fixed interest margin over LIBOR of each tranche to a margin that varies based on the Company’s leverage ratio, with the interest margin applicable to each of the three tranches ranging (1) from 2.15% to 2.3%, if the leverage ratio is less than or equal to 55%, (2) from 2.4% to 2.55%, if the leverage ratio is less than or equal to 60%, but greater than 55%, and (3) from 2.65% to 2.8%, if the leverage ratio is greater than 60%. The effect of this amendment could either increase future pricing by an additional 25 basis points or revert the pricing to the prior interest rate margin, depending on the Company’s future leverage ratio.

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

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of September 30, 2012, the Company was in compliance with all of the financial covenants of the unsecured revolving credit facility, unsecured term loan and secured term loan.

Below is a summary of certain financial covenants associated with these debt agreements at September 30, 2012 (dollars in thousands), each of which reflects the amendments described above:

Unsecured Revolving Credit Facility and Term Loans

	Credit Facility / Unsecured and Secured Term Loans		Covenant
Unencumbered Pool Leverage(1)	61.4%		≤	65.0%
Borrowing Base Pool Leverage(2)	56.7%		≤	65.0%
Unencumbered Pool Interest Coverage Ratio(1)	2.99	x	≥	1.75	x
Borrowing Base Pool Debt Service Coverage Ratio(2)	1.83	x	≥	1.50	x
Consolidated Total Leverage Ratio	56.1%		≤	65.0%
Net Worth	$771,971		≥	$650,000
Consolidated Debt Yield	12.4%		≥	10.0%
Maximum Dividend Payout Ratio	70.8%		≤	95%
Fixed Charge Coverage Ratio	1.75	x	≥	1.50	x

Restricted Investments:
Joint Ventures	5.7%		≤	10%
Real Estate Assets Under Development	4.6%		≤	15%
Undeveloped Land	1.9%		≤	5%
Structured Finance Investments	3.1%		≤	5%
Total Restricted Investments	15.3%		≤	25%

Restricted Indebtedness:
Unhedged Variable Rate Debt	7.7%		≤	25%
Maximum Secured Debt	29.5%		≤	40%
Maximum Secured Recourse Debt	2.0%		≤	15%

(1)	Does not apply to the secured term loan.
(2)	Does not apply to the unsecured revolving credit facility.

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

Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change
Cash provided by operating activities	$30,151	$26,801	$3,350
Cash used in investing activities	(14,445)	(126,866)	112,421
Cash (used in) provided by financing activities	(20,415)	81,431	(101,846)

Net cash provided by operating activities increased $3.4 million for the nine months ended September 30, 2012 compared with the same period in 2011 primarily due to the Acquired Properties. The Company was required to escrow additional funds, principally for payment of real estate taxes and property insurance, as a result of provisions in the mortgage loans assumed in conjunction with its 2011 property acquisitions, which resulted in a $6.4 million increase in its escrows and reserves for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company’s escrows and reserves decreased $4.4 million as a mortgage loan assumed with a property acquired in 2011 was repaid and all the related escrowed funds were released to the Company. The increase in operating activities for the nine months ended September 30, 2012 was also a result of higher net operating income compared with the same period in 2011 due to higher occupancy and the Acquired Properties. The increase in cash provided by operating activities was partially offset by cash used for a $10.2 million make-whole payment and for internal investigation costs, and an increase in accounts and other receivables.

Net cash used in investing activities decreased $112.4 million for the nine months ended September 30, 2012 compared with the same period in 2011. The decrease in cash used in investing activities is primarily due to the Company issuing a note receivable in 2011, which resulted in a net cash outflow of $29.4 million, and the use of $75.1 million in cash to acquire six properties and a parcel of land during the nine months ended September 30, 2011 compared with no property acquisitions during the nine months ended September 30, 2012. Also, for the nine months ended September 30, 2011, the Company paid $8.2 million in deposits on potential acquisitions compared with no deposits paid on property acquisitions during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company sold three properties for net proceeds of $10.8 million and its 95% interest in an unconsolidated joint venture for net proceeds of $25.7 million compared with the sale of three properties for net proceeds of $26.9 million during the nine months ended September 30, 2011. The decrease in cash used in investing activities was partially offset by a $9.9 million increase in combined additions to rental property and construction in progress during the nine months ended September 30, 2012 compared with the same periods in 2011.

Net cash used in financing activities was $20.4 million for the nine months ended September 30, 2012 compared with cash provided by financing activities of $81.4 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company issued 1.8 million Series A Preferred Shares for net proceeds of $43.5 million compared with the issuance of 4.6 million Series A Preferred Shares for net proceeds of $111.0 million during the nine months ended September 30, 2011. The proceeds from the preferred share issuances during 2012 and 2011 were used to pay down a portion of the Company’s outstanding balance under its unsecured revolving credit facility. Also, during the nine months ended September 30, 2012, the Company issued 0.2 million common shares through its controlled equity offering program for net proceeds of $3.6 million. The Company did not issue any common shares during the nine months ended September 30, 2011. The Company repaid outstanding debt of $384.7 million during the nine months ended September 30, 2012 compared with the repayment of $339.5 million of outstanding debt during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company borrowed $361.4 million compared with borrowings of $348.0 million during the nine months ended September 30, 2011. As a result of the Company’s preferred stock issuances during 2012 and 2011, its combined cash paid for dividends on its common and preferred shares increased $4.0 million for the nine months ended September 30, 2012 compared with the same period in 2011. Also, during 2011, the Company acquired a property that was partially funded through the issuance of 2.0 million Operating Partnership units, which resulted in a $0.5 million increase in distributions to noncontrolling interests for the nine months ended September 30, 2012 compared with the same period in 2011.

Contractual Obligations

As of September 30, 2012, the Company had development and redevelopment contractual obligations, which include amounts accrued at September 30, 2012, of $19.5 million outstanding, primarily related to redevelopment activities at 440 First Street, NW, located in the Company’s Washington, D.C. reporting segment. As of September 30, 2012, the Company had capital improvement obligations of $12.9 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of September 30, 2012. Also, as of September 30, 2012, the Company had $7.0 million of tenant improvement obligations. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of September 30, 2012, the Company remained liable to those local municipalities for $1.3 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

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

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At September 30, 2012, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending upon the leasing of any of the vacant space.

In connection with the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. As of September 30, 2012, the Company’s total contingent consideration obligation to the former owner of Corporate Campus at Ashburn Center was approximately $1.6 million. The Company anticipates achieving stabilization per the terms of the agreement in June 2013.

The Company had no other material contractual obligations as of September 30, 2012.

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of September 30, 2012, owned 95.2% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers and trustees who contributed properties and other assets to the Company upon its formation, and other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that is approved by the Company’s Board of Trustees. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and will be at the discretion of the Company’s Board of Trustees. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011 for additional information regarding the financial covenants.

Dividends

On October 24, 2012, the Company declared a dividend of $0.20 per common share, equating to an annualized dividend of $0.80 per common share. The dividend will be paid on November 9, 2012 to common shareholders of record as of November 5, 2012. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on November 15, 2012 to preferred shareholders of record as of November 2, 2012.

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

The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to First Potomac Realty Trust	$7,203	$(3,447)	$(8,385)	$(6,384)
Dividends on preferred shares	(3,100)	(2,228)	(8,864)	(6,239)

Net income (loss) attributable to common shareholders	4,103	(5,675)	(17,249)	(12,623)
Add: Depreciation and amortization:
Real estate assets	16,633	15,934	48,844	44,911
Discontinued operations	—	154	131	990
Unconsolidated joint ventures	1,487	520	4,456	1,556
Consolidated joint ventures	(46)	(21)	(129)	(61)
Impairment of real estate assets(1)(2)	496	3,111	3,517	5,821
Gain on sale of real estate property	(2,951)	—	(3,112)	(1,954)
Net loss attributable to noncontrolling interests in the Operating Partnership	209	(272)	(944)	(476)

FFO available to common shareholders and unitholders	19,931	13,751	35,514	38,164
Dividends on preferred shares	3,100	2,228	8,864	6,239

FFO	$23,031	$15,979	$44,378	$44,403

Weighted average common shares and Operating Partnership units outstanding – diluted	50,267	49,308	50,049	49,275

(1)

Prior to the fourth quarter of 2011, the Company included impairments of real estate in its calculation of FFO, which resulted in previously reported FFO available to common shareholders of $10.6 million and $32.3 million for the three and nine months ended September 30, 2011.

(2)

For the nine months ended September 30, 2012, $2.4 million of impairment charges were included in the Company’s continuing operations in the Company’s consolidated statements of operations. The remaining impairment charges for the nine months ended September 30, 2012 are included in discontinued operations in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

The Company is secondarily liable for $7.0 million of mortgage debt, which represents its proportionate share of the mortgage debt that is secured by two properties it owns through unconsolidated joint ventures. Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the Company’s need to perform under the debt agreement is remote. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, the Company entered into separate unconsolidated joint ventures to acquire Metro Place III & IV and 1200 17th Street, NW. During the third quarter of 2012, the Company sold its 95% interest in 1200 17th Street, NW. See footnote 6, Investment in Affiliates, in the notes to the Company’s condensed consolidated financial statements for more information.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete current and future acquisitions; the Company’s ability to obtain additional financing; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to remediate the material weakness in its internal controls over financial reporting described in “Item 4 – Controls and Procedures” and to re-establish and maintain effective internal controls over financial reporting and disclosure controls and procedures; the impact of the recently completed internal investigation, including any remedial actions and enhancement measures implemented in response to the internal investigation, as well as any costs associated with additional personnel actions; the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

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

The Company had $921.3 million of debt outstanding at September 30, 2012. Of the total debt outstanding, $442.3 million was fixed rate debt and $350.0 million was variable rate debt that had been swapped to a fixed interest rate. The balance of the Company’s debt, $129.0 million, was variable rate debt consisting of borrowings under unsecured and secured term loans and its unsecured revolving credit facility. A change in interest rates of 1% would result in an increase or decrease of $1.3 million in interest expense on its unhedged variable rate debt on an annualized basis. The table below summarizes the Company’s interest rate swap agreements as of September 30, 2012 (dollars in thousands):

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15(e) as of the end of the period covered by this report. Based upon this evaluation and solely as a result of the successful testing required prior to concluding that the material weakness described below has been remediated, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report

Notwithstanding the foregoing, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Accounting Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report. In light of Andrew P. Blocher’s recent commencement of the duties of the Company’s Chief Financial Officer, Michael H. Comer, the Company’s Chief Accounting Officer, has been performing the functions of the Company’s principal financial officer in connection with this Quarterly Report on Form 10-Q and, as such, has provided the certifications included as Exhibits 31.2 and 32.2 to this Form 10-Q. Mr. Blocher will begin performing the functions of the Company’s principal financial officer upon the filing of this Form 10-Q.

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

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, in response to this material weakness, in late March, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination and the Company’s processes surrounding the monitoring and oversight of compliance with Company’s financial covenants. Prior to the completion of the special committee’s work, the Board of Trustees determined in late April that a more detailed internal investigation of these matters should be undertaken by the Audit Committee, with the assistance of independent outside professionals. The Audit Committee has completed this internal investigation and has briefed the Board of Trustees regarding the results of the internal investigation and recommendations as to certain remedial actions and enhancement measures. In response to the recommendations of the Audit Committee, the Board of Trustees adopted a number of measures designed to remediate the underlying causes of the material weakness, as well as certain other enhancement measures unrelated to the material weakness.

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

3) Remediation of Material Weakness and Implementation of Enhancement Measures

During 2012, management began taking the following steps to remediate the underlying causes of the material weakness described above:

•	Evaluated and enhanced the processes surrounding the monitoring and oversight of the Company’s compliance with financial covenants under its debt agreements;

•	Instituted an additional level of review and analysis of covenant compliance calculations involving additional members of senior management;

•	Enhanced procedures regarding the reporting by management to the Board of Trustees and the Audit Committee regarding financial covenant calculation and compliance;

•	Engaged in a thorough review of all debt agreements and provided additional tools for key personnel to track covenant compliance requirements; and

•	Increased and accelerated outside counsel’s participation in our periodic reporting process.

As a result of the review of Company’s debt agreements, in the second quarter of 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured term loan to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In connection with these amendments, the lenders under those loan agreements waived all financial covenant non-compliance, if any, and any cross-defaults under other indebtedness related thereto, that may have existed with respect to periods prior to the date of such amendments. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, in response to the findings of the internal investigation and the recommendations of the Audit Committee, the Board of Trustees adopted a number of measures designed to remediate the underlying causes of the material weakness, as well as certain other enhancement measures unrelated to the material weakness. These remedial actions and enhancement measures include the following:

•	enhancements to debt covenant compliance controls, including:

•	implementing a sub-certification process in connection with the preparation and review of debt covenant compliance calculations; and

•	developing a plan to formalize the process of forecasting covenant compliance and improve modeling for such forecasting;

•	enhancements to financial reporting controls, including:

•	developing a plan to enhance disclosure controls; and

•	implementing appropriate accountability protocols, such as certifications by disclosure committee members regarding matters in their areas of operational responsibility;

•	enhancement of the role of the Company’s legal and accounting functions;

•	general control enhancements, including:

•	enhancing the Company’s enterprise risk management function; and

•	enhancing communication by management with the Audit Committee and outside legal counsel with respect to significant accounting and disclosure matters;

•	developing a strategy to provide more cushion on debt covenants; and

•	other potential remedial measures, including additional personnel actions.

Several of the foregoing remedial actions and enhancement measures have been completed or are currently underway, including, as previously disclosed, the hiring of a new chief financial officer and the engagement of a new third-party accounting firm to perform the Company’s internal audit function. A limited internal audit review of the remediation controls was performed in conjunction with management for the quarter ended September 30, 2012. This review was specific to remediation efforts implemented during the quarter relative to strengthening the monitoring and oversight of debt compliance.

Management believes that it has made progress remediating the material weakness; however, because some of the remedial actions must be successfully tested for multiple periods, management believes that it needs to continue to monitor the successful implementation of those steps before management is able to conclude that the material weakness has been remediated. The remediation and ultimate resolution of the Company’s material weakness will be reviewed with the Audit Committee of the Company’s Board of Trustees. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

4) Changes in Internal Control Over Financial Reporting

Other than the remedial actions and enhancement measures described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There may be additional changes and enhancements to the Company’s internal control processes subsequent to September 30, 2012 as a result of the implementation of the measures adopted following the completion of the internal investigation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these actions will not have a material effect on the results of operations, financial position or cash flows of the Company.

Item 1A. Risk Factors

As of September 30, 2012, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2011 and updated in Item 1A “Risk Factors” in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

10.1*	Termination Agreement, Release and Covenant Not to Sue, dated September 11, 2012, by and between First Potomac Realty Trust and Barry H. Bass.

10.2*	Offer Letter between First Potomac Realty Trust and Andrew P. Blocher, dated August 23, 2012.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Accounting Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Accounting Officer.

101*	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated balance sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated statements of cash flows (unaudited) for the three and nine months ended September 30, 2012 and 2011; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: November 9, 2012	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: November 9, 2012	/s/ Michael H. Comer
Michael H. Comer
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

No.	Description

10.1*	Termination Agreement, Release and Covenant Not to Sue, dated September 11, 2012, by and between First Potomac Realty Trust and Barry H. Bass.

10.2*	Offer Letter between First Potomac Realty Trust and Andrew P. Blocher, dated August 23, 2012.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Accounting Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Accounting Officer.

101*	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated balance sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated statements of comprehensive loss (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated statements of cash flows (unaudited) for the three and nine months ended September 30, 2012 and 2011; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.