Form 10-K
period 2012-12-31
FIRST POTOMAC REALTY TRUST
filed 2013-03-01
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)    YES  ☐    NO  ☒

The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2012, held by those persons deemed by the registrant to be non-affiliates was $583,767,271.

As of February 27, 2013, there were 51,253,504 common shares of beneficial interest, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST

FORM 10-K

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding the potential sale of the Company’s industrial portfolio and the timing of such sale, within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete acquisitions on acceptable terms; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; the impact of the recent internal investigation, including any remedial actions and enhancement measures implemented in response to the internal investigation; any impact of the informal inquiry initiated by the U.S. Securities and Exchange Commission (the “SEC”); the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

PART I

ITEM 1.	BUSINESS

Overview

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office, business park and industrial properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties, as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.

References in this Annual Report on Form 10-K to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of December 31, 2012, owned a 95.2% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At December 31, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can support approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.0% occupied by 626 tenants at December 31, 2012. The Company does not include square footage that was in development or redevelopment, which totaled 0.3 million square feet at December 31, 2012, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of December 31, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 24% of the Company’s total annualized cash basis rent. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2012, the Company had consolidated total revenues of $193.3 million and consolidated total assets of approximately $1.7 billion. Financial information related to the Company’s four reporting segments is set forth in footnote 17, Segment Information, to the Company’s consolidated financial statements.

The Company’s corporate headquarters are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. In the spring of 2012, the Company expanded its corporate headquarters and believes its current space is sufficient to meet its current needs. The Company does not own the building in which it leases space for its corporate headquarters. As of December 31, 2012, the Company had five other offices for its property management operations, which occupy approximately 23,000 square feet within buildings it owns. During the first quarter of 2012, the Company entered into a lease agreement through November 2013 for approximately 6,000 square feet in Washington, D.C., which serves as a temporary location for the Company’s Washington, D.C. office.

The Company’s History

First Potomac Realty Limited Partnership (the “Operating Partnership”) was formed in December 1997 by Louis T. Donatelli, our former Chairman, Douglas J. Donatelli, our current Chairman and Chief Executive Officer, and Nicholas R. Smith, our Executive Vice President and Chief Investment Officer, to focus on the acquisition, redevelopment and development of industrial properties and business parks, primarily in the suburban markets of the greater Washington, D.C. region. The Company completed its initial public offering (“IPO”) in October 2003, raising net proceeds of approximately $118 million. At December 31, 2003, the Company owned 17 properties totaling approximately 2.9 million square feet and had revenues of $18.4 million and total assets of $244.1 million. Through its business strategy and operating model, by December 31, 2006, the Company had almost quadrupled its square footage owned and had more than quadrupled its revenues and total assets. During 2007 and 2008, the Company’s management team chose not to expand the Company’s portfolio given the increase in asset prices. The Company therefore focused on maximizing the value of its assets under management and maintaining a flexible balance sheet. In 2009, the Company began seeing attractive acquisition opportunities and determined that it was the appropriate time to begin growing its portfolio again, expanding its platform to include more multi-story office properties. In 2010, the Company entered the office market in Washington, D.C., with the acquisition of four properties, including one property purchased through an unconsolidated joint venture. In 2011, the Company continued to acquire office buildings in Washington, D.C. with the acquisition of three properties, including one through a consolidated joint venture and one through an unconsolidated joint venture. In 2012, the Company’s management team did not pursue any acquisitions in order to focus on maximizing the value of its assets under management, increasing balance sheet capacity and deleveraging.

Narrative Description of Business

The Company has used management’s knowledge of and experience in the greater Washington, D.C. region to transform the Company into a leading owner of office, business park and industrial properties in the region. The Company is well positioned given its reputation and access to capital, combined with the large number of properties meeting its investment criteria.

The Company’s acquisition strategies focus on properties in its target markets that generally meet the following investment criteria:

•	established locations;

•	amenity rich and transportation friendly; and/or

•	below-market rents

The Company uses its contacts, relationships and local market knowledge to identify and opportunistically acquire office buildings and business park properties. The Company also believes that its reputation for professional property management and its transparency as a public company allow it to attract high-quality tenants to the properties that it acquires, leading, in some cases, to increased profitability and value for its properties.

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

Significant 2012 Activity

•	Executed 2.2 million square feet of leases, consisting of 0.9 million square feet of new leases and 1.3 million square feet of renewal leases;

•	Expanded unsecured term loan from $225.0 million to $300.0 million;

•	Increased operating flexibility under credit facility and term loans by amending certain financial and other covenants;

•	Entered into $121.4 million of mortgage loans encumbered by 1211 Connecticut Avenue, NW, Redland Corporate Center and 1005 First Street, NE;

•	Raised net proceeds of approximately $44 million through the issuance of 1.8 million additional 7.750% Series A Preferred Shares;

•	Sold a 95% interest in an unconsolidated joint venture that owned 1200 17th Street, NW, an office building in Washington, D.C., for $43.7 million, resulting in a $3.0 million gain on the sale; and

•	Sold seven buildings in the Company’s Maryland region for aggregate net proceeds of $14.3 million.

Total assets were approximately $1.7 billion at December 31, 2012 and 2011.

Competitive Advantages

The Company believes that its business strategy and operating model distinguish it from other owners, operators and acquirers of real estate in a number of ways, which include:

•	Experienced Management Team. The Company’s executive officers average more than 25 years of real estate experience in the greater Washington, D.C. region.

•

Focused Strategy. The Company is currently marketing the majority of its industrial properties in a portfolio sale, and intends to focus its strategy primarily on office properties in the greater Washington, D.C. region. The Company believes the greater Washington, D.C. region historically has been one of the largest, most stable markets in the U.S. for assets of this type.

•

Value-Added Management Approach. Through the Company’s hands-on approach to management, leasing, renovation and repositioning, the Company endeavors to add significant value to the properties that it acquires by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Strong Market Dynamics. The greater Washington, D.C. region has historically exhibited stable rental rates and strong tenant bases.

•

Local Market Knowledge. The Company has established relationships with local owners, the brokerage community, prospective tenants and property managers in its markets. The Company believes these relationships enhance its efforts to locate attractive acquisition opportunities and lease space in its properties.

•

Favorable Lease Terms. As of December 31, 2012, 459 of the Company’s 808 leases (representing approximately 59% of the Company’s annualized cash basis rent) were triple-net leases, under which tenants are contractually obligated to reimburse the Company for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, the Company’s leases generally provide for revenue growth through contractual rent increases.

•

High Quality Tenant Mix. At December 31, 2012, 24% of the Company’s total annualized cash basis rent was derived from the U.S. Government or government contractors. The Company’s non-government related tenant base is highly diverse. Approximately 45% of the Company’s annualized cash basis rent is generated from its 25 largest tenants, and its largest 100 tenants generate approximately 70% of its annualized cash basis rent. The balance of the Company’s tenants, which is comprised of over 500 different companies, generates the remaining 30% of its annualized cash basis rent. The Company believes its high concentration of government related revenue, coupled with its diversified tenant base, provide a desirable mix of stability, diversity and growth potential.

Executive Officers of the Company

The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	51

Chairman of the Board of Trustees and Chief Executive Officer

Douglas J. Donatelli is a founder of the Company and has served as Chairman since May 2007 and Chief Executive Officer and trustee of the Company since its predecessor’s founding in 1997. Mr. Donatelli previously was Executive Vice President of Donatelli & Klein, Inc. (now Donatelli Development, Inc. (“DDI”)), a real estate development and investment firm located in Washington, D.C., and from 1985 to 1991, President of D&K Broadcasting, a communications subsidiary of DDI that owned Fox network affiliated television stations. Mr. Donatelli is active in many business, community and charitable organizations. He is a member of the Urban Land Institute, the Real Estate Roundtable and the National Association of Real Estate Investment Trusts (“NAREIT”). He serves as Chairman of the Board of Directors of Catholic Charities of the Archdiocese of Washington. Mr. Donatelli holds a Bachelor of Science degree in Business Administration from Wake Forest University.

Andrew P. Blocher	48

Executive Vice President and Chief Financial Officer

Andrew P. Blocher joined the Company in 2012 as Executive Vice President and Chief Financial Officer. Mr. Blocher has over 20 years of finance and capital markets experience, including 15 years in the public REIT sector. Prior to joining the Company, Mr. Blocher was the Chief Financial Officer at Federal Realty Investment Trust (NYSE: FRT), joining FRT in 2000 as Vice President, Investor Relations; Mr. Blocher was promoted to Senior Vice President in 2007 and to Chief Financial Officer in 2008. Mr. Blocher had served as Director, Structured Finance Marketing and Modeling, at Freddie Mac, as well as Vice President of Capital Markets for CRIIMI MAE Inc., a mortgage REIT. Mr. Blocher received his Bachelor of Science degree in Finance from Indiana University in Bloomington and his Masters of Business Administration in Finance from the George Washington University.

James H. Dawson	55

Executive Vice President and Chief Operating Officer

James H. Dawson served as Senior Vice President and Chief Operating Officer of the Company since 1998 and was elected Executive Vice President in February 2005. Mr. Dawson has coordinated the Company’s management and leasing activities since joining the Company in 1998. Prior to joining the Company, Mr. Dawson spent 18 years with Reico Distributors, a large user of business park and industrial product in the Baltimore/Washington corridor. At Reico, he was responsible for the construction and management of the firm’s warehouse portfolio. Mr. Dawson received his Bachelor of Science degree in Business Administration from James Madison University and is a member of the Northern Virginia Board of Realtors, the Virginia State Board of Realtors, the Institute of Real Estate Management and NAREIT. Mr. Dawson also serves on the National Association of Industrial and Office Parks (“NAIOP”) Northern Virginia Board.

Nicholas R. Smith	48

Executive Vice President and Chief Investment Officer

Nicholas R. Smith is one of the founders of the Company and has served as Executive Vice President and Chief Investment Officer since the founding of our predecessor in 1997. He has over 25 years of experience in commercial real estate in the Washington, D.C. area, including seven years with DDI and D&K Management. Prior to joining DDI, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in Mclean, Virginia and Transwestern (formerly Barrueta & Associates, Inc.), a Washington, D.C.-based commercial real estate brokerage and property management firm. Mr. Smith received his Bachelor of Arts degree from The Catholic University of America. He currently serves on the Council of Advisors for the University of Maryland’s School of Architecture, Planning and Preservation Graduate Programs in Real Estate and is a member of the Board of Directors of the Choral Arts Society of Washington. He is also a member of NAIOP, the Urban Land Institute and NAREIT.

Michael H. Comer	47

Senior Vice President and Chief Accounting Officer

Michael H. Comer served as the Company’s Vice President and Chief Accounting Officer since August 2003 and was elected Senior Vice President in February 2005. Prior to joining the Company, Mr. Comer was Controller at Washington Real Estate Investment Trust (NYSE: WRE), a Washington, D.C.-based, diversified real estate investment trust, where from 1999 to 2003 he was responsible for overseeing the Company’s accounting operations and its internal and external financial reporting. Prior to his tenure at WRE, he was a manager in corporate accounting at The Federal Home Loan Mortgage Corp., and, prior to that position, was with KPMG LLP in Washington, D.C. where he performed audit, consultation and advisory services from 1990 to 1994. He is a CPA and a graduate of the University of Maryland, where he received a Bachelor of Science degree in Accounting. Mr. Comer is a member of the American Institute of Certified Public Accountants and NAREIT.

Timothy M. Zulick	49

Senior Vice President, Leasing

Timothy M. Zulick has served as Senior Vice President, Leasing since August 2004. Prior to joining the Company, Mr. Zulick was Senior Vice President at Trammell Crow Company where, from 1998 to 2004, he concentrated on leasing, sales and development of office and industrial properties in the Baltimore-Washington Corridor. From 1994 to 1998, he worked as a tenant and landlord representative with Casey ONCOR International where he also focused on leasing and sales of industrial properties. Prior to that, Mr. Zulick was with Colliers Pinkard and specialized in the valuation of commercial real estate in Maryland. He received a Bachelor of Science degree in Business Administration from Roanoke College. Mr. Zulick is a licensed real estate person, a board member of Maryland/D.C. NAIOP and Chairman of its National Capital Challenge for Southern Maryland and a member of the Society of Industrial and Office Realtors (“SIOR”). Additionally, he serves on the board of the National Multiple Sclerosis Society, Maryland Chapter, where he currently serves as the Chairman of their annual MS Golf event.

The Company’s Markets

The Company operates, invests in, and develops, office, business park and industrial properties in the greater Washington, D.C. region. Within this area, the Company’s primary markets are the Washington, D.C. metropolitan statistical area (“MSA”), which includes Washington D.C., Northern Virginia and suburban Maryland, as well as the Richmond and Norfolk MSAs. The Company derives 70.6% of its annualized cash basis rent from the Washington, D.C. MSA, and, in the aggregate, the Richmond and Norfolk MSAs contribute 27.2% of the Company’s annualized cash basis rent. The Company also owns and operates assets in the Baltimore, Maryland, market, which represent 2.2% of its annualized cash basis rent.

According to data from Transwestern, a leading commercial real estate services provider, the Washington, D.C. and Baltimore regions together contain approximately 403 million square feet of office property and 398 million square feet of business park and industrial property.

The Washington, D.C. metro area has been one of the top performers in terms of job creation in the past few years. In 2012, the D.C. MSA added more than 34,000 jobs, primarily in the professional and business services and health and education services sectors, according to the GMU Center for Regional Analysis. (“GMU-CRA”). Although the regional economy is supported by the spending of the U.S. Government, which accounted for approximately 39% of the economy in 2011the bulk of the jobs created in 2012 came from the private sector, based on GMU-CRA data. As of December 2012, the Washington D.C. MSA had the lowest unemployment rate among major metropolitan cities at 5.2% according to the Bureau of Labor Statistics (“BLS”).

The outlook for the Washington D.C. region remains positive, with job creation expected to average over 49,000 annually between 2013 and 2017 based on economic projections from the GMU-CRA.

Norfolk, Virginia is the Company’s second largest market when measured by annualized cash basis rent and square footage. The Company owns approximately 3.7 million square feet in Norfolk and derives approximately 19.2% of its annualized cash basis rent from the market. Norfolk is home to the largest military installation in the world, according to the United States Navy, and remains heavily invested in the defense and shipping industries. In addition, the Norfolk port is the third largest port on the East Coast of the United States and has the deepest, obstruction-free channels available on the East Coast, according to the Virginia Port Authority. This significant port success has supplied the Commonwealth with over $41 billion in revenues, 343,000 jobs and $1.2 billion in local tax revenues from port-related businesses annually, based on Virginia Port Authority data.

The Company owns approximately 1.7 million square feet in Richmond, Virginia, and derives 8.1% of its annualized cash basis rent from the market. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants, primarily in business services, healthcare and educational industries. The area remains of interest to many industries due to its relatively low cost for businesses and proximity to Washington D.C. Based on recent BLS data, both the Norfolk MSA and the Richmond MSA have unemployment rates significantly lower than the national average.

Competition

We compete with other REITs, public and private real estate companies, private real estate investors and lenders, both domestic and foreign, in acquiring and developing properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of the regulations. Federal, state and local environmental laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials.

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

The Company believes that its properties are in compliance in all material respects with all federal, state and local environmental laws and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material non-compliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of its properties.

Employees

The Company had 184 employees as of February 1, 2013. The Company believes relations with its employees are good.

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

Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our results of operations, cash flow and ability to make distributions to our security holders will be materially adversely affected. Income from properties may be adversely affected by, among other things:

•	downturns in the national, regional and local economic conditions (particularly in the greater Washington, D.C. region, where our properties are located);

•	declines in the financial condition of our tenants (including tenant bankruptcies) and our ability to collect rents from our tenants;

•	decreases in rent and/or occupancy rates due to competition, oversupply, adverse changes to the areas surrounding our properties, or other factors;

•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance (including snow removal costs) and utilities;

•	vacancies and the need to periodically repair, renovate and re-lease space, or other significant capital expenditures;

•	reduced capital investment in or demand for real estate in the future;

•	costs of remediation and liabilities associated with environmental conditions and laws;

•	terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

All of our properties are located in the greater Washington D.C. region, making us vulnerable to changes in economic, regulatory or other conditions in that region that could have a material adverse effect on our results of operations.

All of our properties are located in the greater Washington D.C. region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the greater Washington D.C. region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly adversely affect our profitability and our ability to satisfy our financial obligations. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. For example, the U.S. Government, which has a large presence in our markets, accounted for 9% of our total annualized cash basis rent as of December 31, 2012, and the U.S. Government combined with government contractors accounted for 24% of our total annualized cash basis rent as of December 31, 2012. We are therefore directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In particular, the office market in the Washington, D.C. metropolitan area has been negatively impacted by uncertainty regarding the potential for significant reductions in spending by the U.S. Government. In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the greater Washington D.C. region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.

A decrease in federal government spending, or the threat thereof, as a result of sequestration cuts or otherwise, could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties.

The U.S. Government accounted for 9% of our total annualized rental revenue as of December 31, 2012, and the U.S. Government combined with government contractors accounted for 24% of our total annualized cash basis rent as of December 31, 2012. A significant reduction in federal government spending could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the greater Washington, D.C. region, particularly the Washington, D.C. and Norfolk, VA metropolitan areas, are significantly dependent upon the level of federal government spending in the region, and uncertainty regarding the potential for future reduction in government spending could also decrease or delay leasing activity from the U.S. Government and government contractors. Moreover, the Budget Control Act, which was passed in 2011 and imposed caps on the federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years (commonly referred to as “sequestration”), has fueled further uncertainty regarding future government spending reductions, particularly in light of subsequent negotiations in Congress at the end of 2012. Although the spending cuts imposed by the Budget Control Act were postponed until March 1, 2013 by the American Taxpayer Relief Act of 2012, there may be significant reductions in U.S. federal government spending in the future. In the event of a significant reduction in U.S. federal government spending, there could be negative economic changes in our region, which could adversely impact the ability of our tenants to perform their financial obligations under our leases or decrease the likelihood of their lease renewal. In addition, some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from reductions in federal government spending, exercise of the government’s contractual termination rights, our inability to comply with the UFC standards or for any other reason would have a material adverse effect on our results of operations and could cause the value of our affected properties to be impaired. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and materially adversely affect our results of operations and ability to make distributions to our security holders.

We may not be able to access adequate cash to fund our business or growth strategy, which could have a material adverse effect on our results of operations, financial condition and cash flow.

Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any, and to refinance or repay maturing debt. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations. This risk may be even more pronounced given the ongoing challenges and uncertainties in the current economic environment.

Moreover, we rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price of our common shares.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make distributions to our shareholders.

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

As of December 31, 2012, we had approximately $933.9 million of outstanding indebtedness, consisting principally of our mortgage debt, term loans and amounts outstanding under our credit facility. In addition, in February 2013, we entered into a $40.0 million secured term loan, of which approximately $37.5 million was used repay three mortgages scheduled to expire in early 2013. We will incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

•

any default on our indebtedness, including as a result of a failure to maintain certain financial and operating covenants in our credit facility and term loans, could result in acceleration of those obligations and possible cross defaults under other indebtedness and/or loss of property to foreclosure.

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

The potential disposition of our industrial portfolio and our continued focus on office properties in the Washington, D.C. metropolitan region is subject to a number of risks, including the risk that we may be unable to complete the sale of our industrial portfolio on terms acceptable to us, or at all.

Our recently updated strategic and capital plan contemplates the potential disposition of the majority of our industrial properties in a portfolio sale, and continued focus on office properties in the Washington, D.C. metropolitan region. The industrial portfolio represents approximately 4.3 million square feet, 2.6 million square feet of which is located in Southern Virginia. If the sale of the industrial portfolio is consummated, the size of our portfolio would be significantly reduced, which would cause adverse developments at any one of our remaining properties to have a greater negative impact on our results of operations. Although we intend to acquire additional office properties in the future, we face significant competition for acquisitions in the office market and we may not be able or have the opportunity to make suitable investments on favorable terms. See “—We compete with other parties for tenants and property acquisitions.” In addition, a further concentration of our portfolio in office properties exposes us to the risk of a downturn in the office market to a greater extent than if our portfolio remained more diversified in office and industrial properties. We can provide no assurances regarding the timing or pricing of the sale of our industrial properties, or that such sale will occur at all. If we cannot sell the industrial properties on terms acceptable to us, we may be required to revise our strategic and capital plan to focus more on additional equity offerings, which may dilute the holdings of existing shareholders or reduce the market price of our equity securities.

Covenants in our debt agreements could adversely affect our liquidity and financial condition.

Our unsecured revolving credit facility, unsecured term loan and secured term loans contain certain and varying restrictions on the amount of debt we are allowed to incur and other restrictions and requirements on our operations (including, among other things, requirements to maintain specified coverage ratios and other financial covenants, and limitations on our ability to make distributions, enter into joint ventures, develop properties and engage in certain business combination transactions). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” These restrictions, particularly if we are at or near the required ratios or thresholds, could prevent or inhibit our ability to make distributions to our shareholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to our company, which could adversely affect our financial condition and results of operations. Moreover, our continued ability to borrow under our revolving credit facility is subject to compliance with these financial and operating covenants and our failure to comply with such covenants could cause a default under the credit facility. Although we were in compliance with all of the financial and operating covenants of our outstanding debt agreements as of December 31, 2012, certain of the covenants become more restrictive over time, and we can provide no assurance that we will be able to continue to comply with these covenants in future periods.

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

We may incur additional costs in connection with the implementation of remedial actions and enhancement measures that were adopted in response to the internal investigation completed in July 2012, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

As previously disclosed, management identified a material weakness in our internal control over financial reporting as of December 31, 2011 relating to our monitoring and oversight of compliance with financial covenants under our debt agreements, as more fully described in “Item 9A. Controls and Procedures.” In response to this material weakness determination, as well as the findings of the subsequent internal investigation completed in July 2012 (the “Internal Investigation”) and recommendations of the Audit Committee of the Company’s Board of Trustees, the Company’s Board of Trustees adopted a number of measures designed to remediate the underlying causes of the material weakness, as well as certain other enhancement measures unrelated to the material weakness. These remedial actions and enhancement measures include enhancements to debt covenant compliance controls, enhancements to financial reporting controls, enhancement of the role of the Company’s legal and accounting functions and general control enhancements regarding, among other things, enterprise risk management and communication by management with the Audit Committee and outside legal counsel. Our management, Board of Trustees and employees already have expended a substantial amount of time in connection with matters related to the Internal Investigation, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. Although we have remediated this material weakness as of December 31, 2012, we may be required to incur additional costs in connection with the continued implementation of these remedial actions and enhancement measures, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. For more information regarding these remedial actions and enhancement measures, see “Item 9A. Controls and Procedures—Remediation of Material Weakness.”

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, liquidity and financial condition and the market price of our securities.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As previously disclosed, management identified a material weakness in our internal control over financial reporting as of December 31, 2011 relating to our monitoring and oversight of compliance with financial covenants under our debt agreements, as more fully described in “Item 9A. Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we have remediated this material weakness as of December 31, 2012, we cannot assure you that our internal control over financial reporting will not be subject to additional material weaknesses in the future. Any material weakness in our internal control over financial reporting could prevent us from accurately reporting our results of operations, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. This could prevent or inhibit our ability to access third party sources of capital, which could adversely affect our liquidity and financial condition, and could cause investors to lose confidence in our reported financial information, thereby adversely affecting the perception of our business and the market price of our securities.

We have been informed that the SEC has initiated an informal inquiry relating to the matters that were the subject of the Company’s Internal Investigation regarding the material weakness previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could have a material adverse impact on our business, financial condition, results of operations and cash flow.

We have been informed that the SEC has initiated an informal inquiry relating to the matters that were the subject of the Company’s Internal Investigation regarding the material weakness previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. We have been, and intend to continue, voluntarily cooperating fully with the SEC. We cannot reasonably estimate the timing, scope or outcome of this informal inquiry and are unable to predict whether a formal investigation will be initiated or what consequences any further investigation may have on us. The informal inquiry, or any formal investigation that may be initiated, may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations to our trustees and current and former employees. In addition, the informal inquiry, or any formal investigation that may be initiated, may divert management’s attention from our ordinary business operations and may limit our ability to obtain financing to fund our on-going operating requirements. Adverse findings by the SEC or the incurrence of costs, fees, fines or penalties that are not reimbursed by insurance policies, in connection with or as a result of this informal inquiry (or any formal investigation that may be initiated), could have a material adverse impact on our business, financial condition, results of operations and cash flow.

We compete with other parties for tenants and property acquisitions.

Our long-term business strategy contemplates expansion through acquisitions. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs and institutional investment funds, which may have better access to lower cost capital for the acquisition, development and leasing of properties. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future, which may impede our growth and have a material adverse effect on our results of operations. In addition, competition for acquisitions may significantly increase the purchase price and/or require us to, among other things, make concessions to sellers and/or agree to higher non-refundable deposits, which could require us to agree to acquisition terms less favorable to us.

We also face significant competition for tenants in our properties from owners and operators of business park, office and industrial properties that may be more willing to make space available to prospective tenants at lower prices and with greater tenant improvements and other concessions than comparable spaces in our properties, especially in difficult economic times. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge and increase the tenant improvements and other concessions that we offer, which could materially and adversely affect our results of operations.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

Approximately 13%, 11% and 9% of our annualized cash basis rent is scheduled to expire in 2013, 2014 and 2015, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. For example, as discussed in the risk factor above, our leases with the U.S. Government include favorable tenant termination provisions. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

If we are not successful in finding an additional capital partner for the redevelopment of 1005 First Street, NE, we will be carrying a significant investment in a non-income producing property, which could adversely affect our financial condition and cash flow.

The Greyhound lease at 1005 First Street, NE is scheduled to terminate in August 2013. Although we are exploring options related to this site, including bringing in an additional capital partner, we can provide no assurance that we will be successful in finding an additional capital partner for the redevelopment project. If we are unable to find an additional capital partner for the project, we will own a sizable non-income producing property once the Greyhound lease terminates and will be required to cover interest payments on the debt secured by the property and other costs related to owning the property from other sources, which could have an adverse effect on our financial condition and cash flow.

Our unsecured revolving credit facility and unsecured term loan may limit our ability to raise additional capital through mortgage loans and expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties.

Our unsecured revolving credit facility and unsecured term loan were amended in May 2012 to provide the lenders with the right, in their sole discretion, to record mortgages on substantially all of our unencumbered properties, which may limit our ability to raise additional capital through loans secured by mortgages on those properties. As a result, we may be forced to raise capital through other sources that may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders. Moreover, incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of the property or portfolio of properties. For tax purposes, a foreclosure on any of our properties that are subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

If recent adverse global market and economic conditions worsen or do not fully recover, our business, results of operations, cash flow and financial condition may be materially adversely affected.

Overall financial market and economic conditions have been challenging in recent years, beginning with the credit crisis and recession that began in 2008. Challenging economic conditions persisted throughout 2012, including a continuing European sovereign debt crisis, volatility in the debt and equity markets and uncertainty surrounding U.S. federal budget negotiations. These conditions, which could continue or worsen, combined with high unemployment and residential and commercial real estate markets that have been slow to recover, among other things, have contributed to ongoing market volatility and uncertain expectations for the U.S. and other economies. We cannot predict whether these conditions will persist or deteriorate further. If these conditions worsen or do not fully recover, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in material adverse effects on our and our tenants’ financial condition and results of operations. In particular, if our tenants’ businesses or ability to obtain financing deteriorates further, they may be unable to pay rent to us, which could have a material adverse effect on our cash flow.

Acquisitions and developments initially may be dilutive and/or may not produce the returns that we expect, which could materially adversely affect our results of operations and growth prospects.

Our long-term business strategy contemplates expansion through acquisitions and developments, which initially may be dilutive to our net income. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates, as well as expected development costs and leasing costs. We have acquired, and in the future may acquire, properties not fully leased, and the cash flow from existing operations of such properties may be insufficient to pay the operating expenses and debt service associated with such properties until they are more fully leased at favorable rental rates. Moreover, operating expenses related to acquired properties may be greater than anticipated, particularly if we provide tenant improvements or other concessions or additional services in order to maintain or attract new tenants. We also may experience unanticipated costs or difficulties integrating newly acquired properties into our existing portfolio or hiring and retaining sufficient operational staff to manage such properties. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we projected in originally analyzing the investment (including, without limitation, as a result of tenant bankruptcies, increased tenant improvements and other concessions, our inability to collect rents and higher than anticipated operating costs), thereby having a material adverse effect on our results of operations. This risk may be particularly pronounced for properties placed into development or acquired shortly before the recent economic downturn, where we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed. Redland Corporate Center II, which was 99% vacant at the time of acquisition in the fourth quarter of 2010, was 80% occupied and leased at December 31, 2012. Three Flint Hill, which was also acquired in 2010 and placed in service during the fourth quarter of 2010, was 54% occupied and 81% leased at December 31, 2012. Atlantic Corporate Park, was 30% occupied and 39% leased compared to vacant and 4% leased at time of acquisition in 2010. Ashburn Center, was 100% leased and occupied at December 31, 2012, compared to 45% leased and occupied at time of acquisition in 2009.

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

We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, disruptions in the financial and credit markets, local economic conditions and other factors affecting the industries in which our tenants operate may affect our tenants’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants to be unable to meet their financial obligations, including making rental payments to us, which may result in their bankruptcy or insolvency. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding and may reject the lease. In the event of the tenant’s breach of its obligations to us or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. The loss of rental revenues from any of our larger tenants, a number of our smaller tenants or any combination thereof, combined with our inability to replace such tenants on a timely basis, may materially adversely affect our results of operations and cash flow.

A majority of our tenants hold leases covering less than 10,000 square feet. Many of these tenants are small companies with nominal net worth and, therefore, may be challenged in operating their businesses during economic downturns. In addition, certain of our properties are, and may be in the future be, substantially leased to a single tenant and, therefore, such property’s operating performance and our ability to service the property’s debt is particularly exposed to the economic condition of the tenant. The loss of rental revenues from any of our larger tenants or a number of our smaller tenants may materially adversely affect our results of operations and cash flow.

Our variable rate debt subjects us to interest rate risk.

As of December 31, 2012, we had an unsecured revolving credit facility, a $300.0 million unsecured term loan, and a $10.0 million secured term loan and certain other debt, some of which is unhedged, that bears interest at a variable rate. In addition, in February 2013, we entered into a $40.0 million secured term loan, which bears interest at a variable rate, and we may incur additional variable rate debt in the future. As of December 31, 2012, we had $515.0 million of variable rate debt, of which, $350.0 million was hedged through twelve interest rate swap agreements. Our $515.0 million of variable rate debt does not include our $22.0 million mortgage loan that encumbers 1005 First Street, NE, which bears interest at a rate of LIBOR plus 2.75%, with a 5.0% floor, because we do not expect LIBOR to increase above 2.25% before the loan reaches maturity in October 2014. LIBOR was 0.21% at December 31, 2012. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged effectively or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2012 increased by 1%, or 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flow by approximately $1.7 million annually.

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

•	we may incur construction costs for a property that exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate;

•

we may not be able to obtain financing on favorable terms, if at all, especially with respect to large scale developments and redevelopments, which may render us unable to proceed with our development activities; and

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

Our mezzanine loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our results of operations and ability to make distributions to our shareholders.

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

Some leases at our properties provide tenants with the right to terminate prior to the scheduled expiration of the lease. If a tenant terminates its lease with us prior to the expiration of the term, we may be unable to re-lease that space on as favorable terms, or at all, which could materially adversely affect our results of operations, cash flow and our ability to make distributions to our security holders.

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

We have, and may in the future, make investments through partnerships, limited liability companies or joint ventures, some of which may be significant in size. In particular, during 2010 and 2011, we entered a number of joint ventures in connection with our acquisition and development of various real estate assets. Partnership, limited liability company or joint venture investments may involve various risks, including the following:

•

our partners or co-members might become bankrupt (in which event we and any other remaining general partners or co-members would generally remain liable for the liabilities of the partnership or joint venture);

•	our partners or co-members might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•

our partners or co-members may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

•

agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited. The real estate market is affected by many factors that are beyond our control, including those described in the risk factor above under “Real estate investments are inherently risky, which could materially adversely affect our results of operations and cash flow.” We cannot predict whether we will be able to sell any property (including the 15 industrial properties that are currently being marketed for sale) for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Moreover, the REIT rules governing property sales and agreements that we may enter into with joint venture partners or contributors to our operating partnership not to sell certain properties for a period of time may interfere with our ability to dispose of properties on a timely basis without incurring significant additional costs.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We may also acquire properties that are subject to mortgage loans that may limit our ability to sell those properties prior to the applicable loan’s maturity. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.

Liabilities under environmental laws for contamination could have a material adverse effect on our results of operations, financial condition and cash flow.

Our operating expenses could be higher than anticipated due to liability created under existing or future federal, state or local environmental laws and regulations for contamination. An owner or operator of real property can face strict, joint and several liability for environmental contamination created by the presence or discharge of hazardous substances, including petroleum-based products at, on, under or from the property. Similarly, a former owner or operator of real property can face the same liability for the disposal of hazardous substances that occurred during the time of ownership or operation. We may face liability regardless of:

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

There may be environmental liabilities associated with our properties of which we are unaware. For example, some of our properties contain, or may have contained in the past, underground tanks for the storage of hazardous substances, petroleum-based or waste products, or some of our properties have been used, or may have been used, historically to conduct industrial operations, and any of these circumstances could create a potential for release of hazardous substances. Such liabilities could have a material adverse effect on our results of operations, financial condition and cash flow.

Non-compliance with environmental laws at our properties could have a material adverse effect on our results of operations, financial condition and cash flow.

Our properties are subject to various federal, state and local environmental laws. Non-compliance with these environmental laws could subject us or our tenants to liability and changes in these laws could increase the potential costs of compliance or increase liability for noncompliance. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. Moreover, these environmental liabilities could affect our tenants’ ability to make rental payments to us. Non-compliance with environmental laws at our properties could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.

Liabilities arising from the presence of hazardous building materials at our properties could have a material adverse effect on our results of operations, financial condition and cash flow.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment. As a result, such liabilities arising from the presence of ACM or other hazardous building materials at our properties could have a material adverse effect on our results of operations, financial condition and cash flow.

The Company’s properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects, property damage or remediation costs and have a material adverse effect on our results of operations, financial condition and cash flow.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Concern about indoor exposure to airborne toxins or irritants, including mold, has been increasing as exposure to these airborne contaminants have been alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise. The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition and cash flow.

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

Under the terms and conditions of most of the leases currently in force on our properties, our tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. However, our largest tenant, the federal government, is not required to maintain property insurance at all. We have obtained comprehensive liability, casualty, earthquake, flood and rental loss insurance policies on our properties. All of these policies may, depending on the nature of the loss, involve substantial deductibles and certain exclusions. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.

Terrorist attacks and other acts of violence or war may affect any market on which our securities trade, the markets in which we operate, our business and our results of operations.

Terrorist attacks may negatively affect our business and our results of operations. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. In particular, we may be directly exposed in Washington, D.C., a large metropolitan area that has been, and may be in the future, a target of actual or threatened terrorism attacks. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment.

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

Rising energy costs could have an adverse effect on our results of operations.

Electricity and natural gas, the most common sources of energy used by commercial buildings, are subject to significant price volatility. In recent years, energy costs, including energy generated by natural gas and electricity, have fluctuated significantly. Some of our properties may be subject to leases that require our tenants to pay all utility costs while other leases may provide that tenants will reimburse us for utility costs in excess of a base year amount. It is possible that some or all of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant energy rate increases and that we will not be able to retain or replace our tenants if energy price fluctuations continue. Also, to the extent under a lease we agree to pay for such costs, rising energy prices could have an adverse effect on our results of operations.

Risks Related to Our Organization and Structure

Our executive officers have agreements that provide them with benefits in the event of a change in control of the Company and certain of our executive officers have agreements that provide them with benefits if their employment is terminated without cause or not renewed, which could prevent or deter a change in control of the Company.

We have entered into employment agreements with several of our executive officers, including Douglas J. Donatelli, Nicholas R. Smith, and James H. Dawson, that provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company, terminated without cause, or if the executive officer resigns for “good reason” as defined in the employment agreements. In addition, Andrew P. Blocher, our Executive Vice President and Chief Financial Officer, has an agreement with the Company that provides him with severance benefits if he is terminated by the Company without cause or if he resigns for good reason within 12 months of a change in control of the Company. These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for our securities or otherwise be in the interests of our security holders.

We may experience conflicts of interest with several of our executive officers relating to their ownership of units of our Operating Partnership.

Several of our executive officers may have conflicting duties because, in their capacities as our executive officers, they have a duty to the Company and its shareholders, and in the Company’s capacity as general partner of our Operating Partnership, they have a fiduciary duty to the limited partners, and some executive officers are themselves limited partners and own a significant number of units of limited partner interest in our Operating Partnership. Conflicts may arise when the interests of our shareholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness. These conflicts of interest could lead to decisions that are not in the best interests of the Company and its shareholders.

We depend on key personnel, particularly Douglas J. Donatelli, with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully and have other negative implications under certain of our indebtedness.

Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli. In particular, the extent and nature of the relationships that Mr. Donatelli has developed in the real estate community in our markets is critically important to the success of our business. Although we have employment agreements with Mr. Donatelli and certain other executive officers, there is no guarantee that Mr. Donatelli or our other key executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Donatelli, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our securities.

Further, the terms of certain of our debt instruments, including one of our term loans, include a default provision whereby if any one of Douglas Donatelli or Nicholas Smith, two of our named executive officers, ceases to maintain his current position or duties at our company for any reason, a default under such debt could be triggered unless, within six months, our board has appointed a qualified substitute individual acceptable to the majority of the lenders in their sole discretion.

One of our trustees may have conflicts of interest with our Company.

One of our Company’s trustees, Terry L. Stevens, currently serves as Senior Vice President and Chief Financial Officer of Highwoods Properties, Inc., a fully integrated, North Carolina-based REIT that owns, leases, manages, develops and constructs office and retail properties. As a result, conflicts may arise if we and Highwoods Properties, Inc. compete in the same markets for properties, tenants, personnel and other services.

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

We have 6.4 million shares of our Series A Cumulative Redeemable Perpetual Preferred Shares issued and outstanding. Our Series A Preferred Shares have certain conversion and redemption features that could be triggered upon a change of control, which may make it more difficult for or discourage a party from taking over our company. In addition, our declaration of trust permits our board of trustees to issue up to 50 million preferred shares, issuable in one or more classes or series. Our board of trustees may increase the number of preferred shares authorized by our declaration of trust without shareholder approval. Our board of trustees may also classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, to participate in earnings and to convert into securities) of any such preferred shares, which rights may be superior to those of our common shares. Thus, in addition to our Series A Preferred Shares, our board of trustees could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

Our ownership limitations may restrict business combination opportunities.

To maintain our qualification as a REIT under the Internal Revenue Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year. To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect beneficial ownership (as defined under the Code) by any person of (i) more than 8.75% of the number or value of our outstanding common shares or (ii) more than 8.75% of the value of our outstanding shares of all classes. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Our declaration of trust has created an ownership limitation for the group comprised of Louis T. Donatelli, Douglas J. Donatelli and certain related persons, which prohibits such group from acquiring direct or indirect ownership (as defined under the Code) of (i) more than 14.9% of the number or value of our outstanding common shares or (ii) more than 14.9% of the value of all of our outstanding shares of all classes. In addition, pursuant to the Articles Supplementary setting forth the terms of our Series A Preferred Shares, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% (by value or number of shares, whichever is more restrictive) of our Series A Preferred Shares. Unless the applicable ownership limitation is waived by our board of trustees prior to transfer, any transfer of our shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Shares that would otherwise be held in violation of the ownership limit will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of shares that would violate the ownership limitation provisions.

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

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 2003. The requirements for qualification as a REIT, however, are complex and interpretations of the federal income tax laws governing REITs are limited. The REIT qualification rules are even more complicated for a REIT that invests through an operating partnership, in various joint ventures, in other REITs and in both equity and debt investments. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, substantially reducing our cash available to make distributions to our shareholders. In addition, if we failed to maintain our qualification as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

Even if we maintain our qualification as a REIT, we are subject to any applicable state, local or foreign taxes and our taxable REIT subsidiaries are subject to federal, state and local income taxes at regular corporate rates.

Failure of our operating partnership to be treated as a partnership for federal income tax purposes would result in our failure to qualify as a REIT.

Failure of our operating partnership (or a subsidiary partnership) to be treated as a partnership for federal income tax purposes would have serious adverse consequences to our shareholders. If the IRS were to successfully challenge the federal income tax status of our operating partnership or any of its subsidiary partnerships, our operating partnership or the affected subsidiary partnership would be taxable as a corporation. In such event, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT.

Distribution requirements relating to qualification as a REIT for federal income tax purposes limit our flexibility in executing our business plan.

Our long-term business plan contemplates growth through acquisitions. To maintain our qualification as a REIT for federal income tax purposes, we generally are required to distribute to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding net capital gains) for each of our taxable years. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which actual distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our undistributed taxable income required to be distributed from prior years.

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

If we make a sale of a property directly or through an entity that is treated for federal income tax purposes as a partnership or a disregarded entity, and such sale is deemed to be a sale of dealer property or inventory, such sale may be deemed to be a “prohibited transaction” under the federal income tax laws applicable to REITs, in which case our gain, or our share of the gain, from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we may seek to conduct that sales activity through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service will not assert successfully that sales of properties that we make directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes are sales of dealer property or inventory, in which case the 100% penalty tax would apply. Moreover, we have entered and may enter into agreements with joint venture partners or contributors to our operating partnership that require us to indemnify, in whole or in part, such joint venture partners or such contributors for their tax obligations resulting from the recognition of gain in the case of taxable sales of certain contributed properties or a failure to maintain certain property-level indebtedness on certain contributed properties for a period of years.

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

The maximum federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced tax rates. Although such reduced tax rates do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, which could adversely affect the market price of shares of REITs, including our shares.

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

To qualify and to maintain our qualification as a REIT, we may not have at the close of any year undistributed “earnings and profits” accumulated in any non-REIT year, including undistributed “earnings and profits” accumulated in any non-REIT year for which we or our predecessor, First Potomac Realty Investment Trust, Inc., did not qualify as an S corporation. Although we believe that we and our predecessor corporation qualified as an S corporation for federal income tax purposes for all tax years prior to our initial public offering, if it is determined that we or our predecessor did not so qualify, we would not have qualified as a REIT for our short taxable year ended December 31, 2003. Any such failure to qualify may also prevent us from qualifying as a REIT for any of the following four tax years.

If First Potomac Management, Inc. failed to qualify as an S corporation during any of its tax years, we may be responsible for any entity level taxes due.

We believe First Potomac Management, Inc. qualified as an S corporation for federal and state income tax purposes from the time of its incorporation in 1997 through the date it merged into our Company in 2006. However, the Company may be responsible for any entity-level taxes imposed on First Potomac Management, Inc. if it did not qualify as an S corporation at any time prior to the merger. First Potomac Management, Inc.’s former shareholders have severally indemnified us against any such loss; however, in the event one or more of its former shareholders is unable to fulfill its indemnification obligation, we may not be reimbursed for a portion of any taxes owed.

Risks Related to an Investment in Our Equity Securities

Our common and preferred shares trade in a limited market which could hinder your ability to sell our common or preferred shares.

Our common shares experience relatively limited trading volume; many investors, particularly institutions, may not be interested (or be permitted) in owning our common shares because of the inability to acquire or sell a substantial block of our common shares at one time. This illiquidity could have an adverse effect on the market price of our common shares. In addition, a shareholder may not be able to borrow funds using our common shares as collateral because lenders may be unwilling to accept the pledge of common shares having a limited market, thereby making our common shares a less attractive investment for some investors. In addition, an active trading market on the NYSE for our Series A Preferred Shares issued in January 2011 (which was our first issuance of preferred shares) and March 2012 may not develop or, if it does develop, may not last, in which case the trading price of our Series A Preferred Shares could be adversely affected or trade at prices lower than the initial offering price.

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

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

We have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent filings with the SEC. For example, we significantly reduced our quarterly common share dividend during 2009 and, in January 2013, announced a further reduction in our quarterly common share dividend to $0.15 per share, which represents a 25% reduction from the previous dividend rate of $0.20 per share. All distributions will be made at the discretion of our board of trustees and their payment and amount will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with our debt covenants and other factors as our board of trustees may deem relevant from time to time. We cannot assure you of our ability to make distributions in the future or that the distributions will be made in amounts similar to our current distributions. In particular, our outstanding debt, and the limitations imposed on us by our debt agreements, could make it more difficult for us to satisfy our obligations with respect to our equity securities, including paying dividends. See “Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition.” Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares, and future offerings of preferred shares could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common shares. In addition, some of our distributions may include a return of capital or may be taxable distributions of our shares or debt securities.

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

In the future, particularly as we seek to acquire and develop additional real estate assets consistent with our growth strategy, we may attempt to increase our capital resources through debt offerings or additional equity offerings, including senior or subordinated notes and series of preferred shares or common shares. For example, between 2010 and 2012, we sold approximately 18.3 million common shares and 6.4 million preferred shares in underwritten public offerings and approximately 1.0 million common shares through our controlled equity program.

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

The following sets forth certain information for the Company’s properties by segment as of December 31, 2012 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C.

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at December 31, 2012(3)	Occupied at December 31, 2012(3)
Office
500 First Street, NW	1	Capitol Hill	129,035	$4,847	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	7,012	100.0%	100.0%
1005 First Street, NE(4)	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,455	97.1%	97.1%

Total	4		531,714	17,810	99.3%	99.3%

Redevelopment
440 First Street, NW	1	Capitol Hill	135,000	—	—	—
Joint Venture Property (unconsolidated)
1750 H Street, NW	1	CBD	111,373	3,821	93.9%	93.9%

Region Total	6		778,087	$21,631	99.4%	99.4%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.
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

(3)	Does not include space in development or redevelopment.
(4)	The property is owned through a consolidated joint venture in which the Company has a 97% controlling economic interest.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2012(2)	Occupied at December 31, 2012(2)
SUBURBAN MD
Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	$4,028	100.0%	97.0%
Gateway 270 West	6	Clarksburg	255,865	2,340	67.6%	64.1%
Girard Business Center(4)	7	Gaithersburg	298,009	2,625	74.9%	74.9%
Rumsey Center	4	Columbia	134,651	1,300	89.5%	81.4%
Snowden Center	5	Columbia	144,981	2,130	98.8%	98.8%

Total Business Park	29		1,146,352	12,423	84.9%	82.3%
Office
Worman’s Mill Court	1	Frederick	40,051	367	87.7%	87.7%
Annapolis Business Center	2	Annapolis	101,898	1,667	98.8%	98.8%
Campus at Metro Park North	4	Rockville	190,720	3,587	89.6%	89.6%
Cloverleaf Center	4	Germantown	173,655	2,218	74.1%	74.1%
Gateway Center	2	Gaithersburg	44,344	508	66.6%	65.0%
Hillside Center	2	Columbia	86,189	891	73.9%	73.9%
Merrill Lynch Building	1	Columbia	138,816	1,686	80.3%	74.6%
Patrick Center	1	Frederick	66,469	947	77.0%	77.0%
Redland Corporate Center	2	Rockville	348,469	6,789	88.0%	88.0%
West Park	1	Frederick	28,417	269	81.7%	75.0%

Total Office	20		1,219,028	18,929	83.8%	82.9%
Industrial(5)
Frederick Industrial Park(6)	3	Frederick	550,490	3,891	86.0%	86.0%
Glenn Dale Business Center	1	Glenn Dale	315,962	1,750	94.3%	86.9%

Total Industrial	4		866,452	5,641	89.0%	86.4%
Total Suburban Maryland	53		3,231,832	36,993	85.6%	83.6%

BALTIMORE
Business Park
Owings Mills Business Park(7)	4	Owings Mills	180,359	1,441	57.4%	57.4%
Triangle Business Center	4	Baltimore	74,182	359	47.8%	47.8%

Total Business Park	8		254,541	1,800	54.6%	54.6%
Industrial(5)
Mercedes Center	1	Hanover	295,006	1,303	74.0%	74.0%

Total Baltimore	9		549,547	3,103	65.0%	65.0%

Total Consolidated	62		3,781,379	40,096	82.6%	80.9%

Joint Venture Property (Unconsolidated)
RiversPark I and II	6	Columbia	307,747	3,753	89.1%	89.1%
Aviation Business Park	3	Glen Burnie	120,285	725	41.0%	32.5%

Total Joint Ventures	9		428,032	4,478	75.6%	73.2%

Region Total	71		4,209,411	$44,754	81.9%	80.1%

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

(2)	Does not include space in development or redevelopment.
(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.
(4)	Girard Business Center consists of the following properties: Girard Business Center and Girard Place.
(5)	All of the Company’s industrial properties located in Maryland are included in its industrial portfolio that is currently being marketed for sale.
(6)	Frederick Industrial Park consists of the following properties: 4451 Georgia Pacific Boulevard, 4612 Navistar Drive, and 6900 English Muffin Way.
(7)

Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center. On November 7, 2012, the Company sold two buildings totaling 39,000 square feet at Owings Mills Business Park.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2012(2)	Occupied at December 31, 2012(2)
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,837	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,388	540	51.1%	51.1%
Linden Business Center	3	Manassas	109,725	785	67.8%	67.8%
Prosperity Business Center	1	Merrifield	71,343	903	100.0%	100.0%
Sterling Park Business Center(3)	7	Sterling	474,941	4,220	91.7%	77.0%

Total Business Park	17		952,581	9,285	86.9%	79.6%
Office
Atlantic Corporate Park	2	Sterling	221,372	1,380	38.5%	29.8%
Cedar Hill	2	Tyson’s Corner	102,632	2,165	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,063	1,763	88.4%	88.4%
Lafayette Business Center(4)	6	Chantilly	253,867	3,471	82.4%	81.1%
One Fair Oaks	1	Fairfax	214,214	5,150	100.0%	100.0%
Reston Business Campus	4	Reston	83,373	973	75.9%	62.5%
Three Flint Hill	1	Oakton	180,489	2,513	80.7%	54.2%
Van Buren Office Park	5	Herndon	107,896	1,119	75.3%	58.4%
Windsor at Battlefield	2	Manassas	155,511	2,070	90.3%	90.3%

Total Office	27		1,447,417	20,604	79.8%	72.9%
Industrial(5)
13129 Airpark Road	1	Culpeper	149,888	724	100.0%	100.0%
I-66 Commerce Center(6)	1	Haymarket	236,082	3,470	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	1,124	98.9%	98.9%
Newington Business Park Center	7	Lorton	254,272	2,367	83.6%	83.6%
Plaza 500	2	Alexandria	505,258	4,903	74.5%	74.5%

Total Industrial	12		1,254,529	12,588	86.3%	86.3%

Total Consolidated	56		3,654,527	42,477	83.9%	79.2%

Joint Venture Property (Unconsolidated)
Metro Place III & IV	2	Merrifield	325,328	7,234	100.0%	100.0%

Region Total	58		3,979,855	$49,711	85.2%	80.9%

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
(5)

All of the Company’s industrial properties located in Northern Virginia, other than Newington Business Park Center and Plaza 500, are included in its industrial portfolio that is currently being marketed for sale.

(6)	Previously referred to as 15395 John Marshall Highway.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2012(2)	Occupied at December 31, 2012(2)
RICHMOND
Business Park
Chesterfield Business Center(3)	11	Richmond	320,308	$1,836	88.9%	88.9%
Hanover Business Center	4	Ashland	183,670	824	73.3%	73.3%
Park Central	3	Richmond	204,762	1,910	81.8%	81.8%
Virginia Center Technology Park	1	Glen Allen	118,579	1,234	83.8%	82.3%

Total Business Park	19		827,319	5,804	82.9%	82.7%
Industrial(4)
Northridge	2	Ashland	139,346	776	82.9%	82.9%
River’s Bend Center(5)	6	Chester	795,139	4,680	97.0%	97.0%

Total Industrial	8		934,485	5,456	94.9%	94.9%
Total Richmond	27		1,761,804	11,260	89.3%	89.2%

NORFOLK
Business Park
Crossways Commerce Center(6)	9	Chesapeake	1,087,250	11,002	94.2%	93.1%
Battlefield Corporate Center	1	Chesapeake	96,720	795	100.0%	100.0%
Greenbrier Business Park(7)	4	Chesapeake	411,950	3,881	78.1%	77.3%
Norfolk Commerce Park(8)	3	Norfolk	262,683	2,078	71.1%	66.6%

Total Business Park	17		1,858,603	17,756	87.6%	86.2%
Office
Greenbrier Towers	2	Chesapeake	172,382	1,673	79.4%	79.4%

Total Office	2		172,382	1,673	79.4%	79.4%
Industrial(4)
Cavalier Industrial Park	4	Chesapeake	394,308	1,468	80.4%	80.4%
Diamond Hill Distribution Center	4	Chesapeake	712,339	2,870	95.1%	95.1%
Hampton Roads Center(9)	3	Hampton	584,345	2,506	63.5%	63.5%

Total Industrial	11		1,690,992	6,844	80.8%	80.8%
Total Norfolk	30		3,721,977	26,273	84.1%	83.4%

Region Total	57		5,483,781	$37,533	85.8%	85.3%

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

(2)	Does not include space in development or redevelopment.
(3)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center, and Pine Glen.
(4)	All of the Company’s industrial properties located in Southern Virginia are included in its industrial portfolio that is currently being marketed for sale.
(5)	River’s Bend Center consists of the following properties: River’s Bend Center and River’s Bend Center II.
(6)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, 1434 Crossways Boulevard, and 1408 Stephanie Way.
(7)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II, and Greenbrier Circle Corporate Center.
(8)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II, and Gateway II.
(9)	Hampton Roads Center consists of the following properties: 1000 Lucas Way and Enterprise Parkway.

Lease Expirations

Approximately 12.9% of the Company’s annualized cash basis rent, excluding month-to-month leases (which represent 0.5% of the Company’s annualized cash basis rent), is scheduled to expire in 2013. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During 2012, the Company had a 65% retention rate, based on square footage. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate on the Company’s renewed leases in 2012 increased 4.2% compared with the expiring leases. During 2012, the Company executed new leases for 0.9 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of December 31, 2012 (dollars in thousands, except per square foot data):

Year of Lease Expiration	Number of Leases Expiring	Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(1)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(1)(2)
MTM	6	56,290	0.5%	$607	0.5%	$10.79
2013	125	1,363,933	11.9%	17,868	12.9%	11.53	(3)
2014	147	1,522,020	13.3%	15,554	11.3%	10.22
2015	115	1,233,206	10.9%	11,685	8.5%	9.48
2016	101	1,901,348	16.6%	24,422	17.7%	12.84
2017	94	1,111,652	9.7%	11,933	8.7%	10.73
2018	71	1,315,079	11.5%	12,925	9.4%	9.83
2019	56	593,698	5.2%	9,038	6.6%	15.22
2020	27	614,226	5.4%	9,685	7.0%	15.77
2021	20	496,391	4.3%	5,259	3.8%	10.59
2022	23	395,330	3.5%	3,535	2.5%	8.94
Thereafter	23	818,248	7.2%	15,404	11.1%	18.83

Total / Weighted Average	808	11,421,421	100.0%	$137,915	100.0%	$11.89

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

(2)	Represents Annualized Cash Basis Rent at December 31, 2012 divided by the square footage of the expiring leases.
(3)	Does not include the Greyhound Lines, Inc. lease at 1005 First Street, NE, which is scheduled to terminate in August 2013.

The Company’s average effective annual rental rate per square foot on a cash basis for each of the previous five years is as follows:

Weighted Average Base Rent per Square Foot(1)
2008	$9.68
2009	9.87
2010	10.61
2011	11.84
2012	11.83

(1)

Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. The annualized cash basis rent is divided by the total square footage under the terms of the respective leases from which the annualized cash basis rent is derived.

The Company’s weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted Average Occupancy Rates
2008	86.3%
2009	86.1%
2010	84.1%
2011(1)	81.3%
2012	83.3%

(1)	Excludes the Company’s fourth quarter 2010 acquisitions of Atlantic Corporate Park, which was vacant at acquisition, and Redland Corporate Center II, which was 99% vacant at acquisition.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management, as of December 31, 2012, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FPO.” The Company’s common shares began trading on the NYSE upon the closing of its initial public offering in October 2003. At December 31, 2012, there were 51 common shareholders of record. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders.

The following table sets forth the high and low sales prices for the Company’s common shares and the dividends paid per common share for 2012 and 2011.

	Price Range		Dividends
2012	High	Low	Per Share
Fourth Quarter	$13.48	$10.94	$0.20
Third Quarter	13.38	10.96	0.20
Second Quarter	13.27	10.94	0.20
First Quarter	15.10	12.01	0.20

	Price Range		Dividends
2011	High	Low	Per Share
Fourth Quarter	$14.68	$11.51	$0.20
Third Quarter	16.63	11.31	0.20
Second Quarter	16.81	14.55	0.20
First Quarter	17.25	14.44	0.20

On January 22, 2013, the Company’s Board of Trustees declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 15, 2013, to common shareholders of record as of February 8, 2013. The dividend represents a 25% reduction from the previous dividend rate. The Company believes this reduction is consistent with its updated strategic and capital plan, and will enable the Company to improve its balance sheet and finance future growth.

On a quarterly basis, the Company’s management team recommends a distribution amount that must then be approved by the Company’s Board of Trustees in its sole discretion. The Company’s ability to make future cash distributions will be dependent upon, among other things (i) the taxable income and cash flow generated from Company’s operating activities; (ii) cash generated or used by the Company’s financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” and such other factors as the Board of Trustees deems relevant. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and any agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Historically, the Company has generated sufficient cash flows from operating activities to fund distributions. The Company may rely on borrowings on its unsecured revolving credit facility or may make taxable distributions of its shares or securities to make any distributions in excess of cash available from operating activities.

Unregistered Sales of Equity Securities and Issuer Repurchases

The Company did not sell any unregistered equity securities during the twelve months ended December 31, 2012. During 2012, 322,302 common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares with a fair value of $4.1 million. There were no common Operating Partnership units redeemed with available cash in 2012.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2012, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2003 Equity Compensation Plan and our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of these repurchases during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2012 through October 31, 2012	—	$—	N/A	N/A
November 1, 2012 through November 30, 2012	—	—	N/A	N/A
December 1, 2012 through December 31, 2012	30,599	11.92	N/A	N/A

Total	30,599	11.92	N/A	N/A

(1)	The price paid per share is based on the closing price of the Company’s common shares as of the date of the determination of the statutory minimum federal income tax.

Share Return Performance

The following graph compares the cumulative total return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period December 31, 2007 through December 31, 2012 assuming the investment of $100 in each of the Company and the two indices, on December 31, 2007, and the reinvestment of common dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD

DECEMBER 31, 2007 THROUGH DECEMBER 31, 2012

FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND

THE MSCI US REIT INDEX (RMS)

	Total Return Index from 12/31/07 to the Period Ended
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Potomac Realty Trust	100.00	59.06	88.27	124.42	101.79	102.77
MSCI US REIT (RMS)	100.00	62.03	79.78	102.50	111.41	131.20
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not be deemed filed under those acts.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
(amounts in thousands, except per share amounts)				(unaudited)
Operating Data:
Total revenues	$193,319	$171,190	$133,763	$125,680	$115,315
(Loss) income from continuing operations	$(7,200)	$(1,499)	$(9,037)	$5,324	$2,925
(Loss) income from discontinued operations	(1,181)	(7,253)	(2,638)	(1,268)	17,216

Net (loss) income	(8,381)	(8,752)	(11,675)	4,056	20,141
Less: Net loss (income) attributable to noncontrolling interests	986	688	232	(124)	(615)

Net (loss) income attributable to First Potomac Realty Trust	(7,395)	(8,064)	(11,443)	3,932	19,526
Less: Dividends on preferred shares	(11,964)	(8,467)	—	—	—

Net (loss) income attributable to common shareholders	$(19,359)	$(16,531)	$(11,443)	$3,932	$19,526

Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.38)	$(0.21)	$(0.26)	$0.16	$0.10
(Loss) income from discontinued operations	(0.02)	(0.14)	(0.07)	(0.04)	0.67

Net (loss) income	$(0.40)	$(0.35)	$(0.33)	$0.12	$0.77

Cash dividends declared and paid per common share	$0.80	$0.80	$0.80	$0.94	$1.36

	At December 31,
(amounts in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$1,717,748	$1,739,752	$1,396,682	$1,071,173	$1,080,249
Debt	933,864	945,023	725,032	645,081	653,781
Series A Preferred Shares	160,000	115,000	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K. See “Risk Factors” and “Special Note About Forward Looking Statements.”

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

At December 31, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.0% occupied by 626 tenants. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.3 million square feet at December 31, 2012. The Company derives substantially all of its revenue from leases of space within its properties. As of December 31, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 24% of the Company’s total annualized cash basis rent.

The primary source of the Company’s revenue and earnings is rent received from tenants under long-term (generally three to ten years) operating leases at its properties, including reimbursements from tenants for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.

The Company’s long-term growth will principally be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	sell assets to third parties, or contribute properties to joint ventures, at favorable prices;

•	execute initiatives designed to increase balance sheet capacity and expand the sources of capital necessary to achieve investment-grade metrics over time; and

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures.

Significant 2012 Activity

•	Executed 2.2 million square feet of leases, consisting of 0.9 million square feet of new leases and 1.3 million square feet of renewal leases;

•	Expanded unsecured term loan from $225.0 million to $300.0 million;

•	Increase operating flexibility under credit facility and term loans by amending certain financial and other covenants;

•	Entered into $121.4 million of mortgage loans encumbered by 1211 Connecticut Avenue, NW, Redland Corporate Center and 1005 First Street, NE;

•	Raised net proceeds of approximately $44 million through the issuance of 1.8 million additional 7.750% Series A Preferred Shares;

•	Sold a 95% interest in an unconsolidated joint venture that owned 1200 17th Street, NW, an office building in Washington, D.C., for $43.7 million, resulting in a $3.0 million gain on the sale; and

•	Sold seven buildings in the Company’s Maryland region for aggregate net proceeds of $14.3 million.

Total assets were approximately $1.7 billion at December 31, 2012 and 2011.

Updated Strategic and Capital Plan

In January 2013, the Company announced an updated strategic and capital plan. As discussed in this plan, the Company is continuing to execute on its strategy of repositioning its portfolio to focus on high-quality office properties in the Washington, D.C. metropolitan region. Key aspects of the plan include:

•

Exploring the potential disposition of the Company’s industrial properties, consisting of approximately 4.3 million square feet, approximately 2.6 million square feet of which is located in Southern Virginia;

•	Implementing targeted portfolio management initiatives to drive operating efficiencies and improve occupancy;

•	Executing steps designed to increase balance sheet capacity and expand the sources of capital necessary to achieve investment-grade credit metrics over time; and

•

In connection with these initiatives, declaring a quarterly dividend of $0.15 per common share, which equates to an annualized dividend of $0.60 per common share, representing a 25% decrease from its prior annualized dividend of $0.80 per share.

The Company believes that the execution of these initiatives, which is already underway, will result in a portfolio with a greater concentration of high-quality office properties in the Washington, D.C. metropolitan region, improved occupancy and performance within the core portfolio, and additional financial flexibility. However, the Company can provide no assurances as to the outcome of certain initiatives set forth in its strategic and capital plan, primarily regarding the timing or pricing of the sale of its industrial properties, or that such sale will occur at all.

Update on Internal Investigation and Remediation of Material Weakness

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, the Audit Committee of the Board of Trustees completed its internal investigation regarding the material weakness previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In response to the recommendations of the Audit Committee, the Board of Trustees adopted a number of measures designed to remediate the underlying causes of the material weakness, as well as certain other enhancement measures unrelated to the material weakness, which have been completed or are currently underway. As a result of the steps taken, the material weakness was determined to have been remediated as of December 31, 2012. For additional information, see “Item 9A. Controls and Procedures.”

The Company has been informed that the SEC has initiated an informal inquiry relating to the matters that were the subject of the Audit Committee’s internal investigation regarding the material weakness previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The SEC staff has informed the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor considered a reflection upon any person, entity or security. The Company has been, and intends to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time.

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space.

Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of December 31, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities(1)	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	712	—	$—	135	$16,270
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	—	—
Southern Virginia	841	118	298	—	—

	2,371	118	$298	135	$16,270

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs, as well as the property’s original cost basis.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. The Company is in the process of redeveloping the entire property, including adding additional square footage. At December 31, 2012, the Company’s investment in the redevelopment project, including property basis, was approximately $40 million.

During 2012, the Company placed in-service development and redevelopment efforts on 302,000 square feet of space, which was primarily office space, and all of which is located in its Northern Virginia reporting segment. The Company will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At December 31, 2012, the Company had no completed development and redevelopment activities that have yet to be placed in service.

During 2011, the Company completed and placed in-service redevelopment efforts on 93,000 square feet of business park and industrial space, which includes 13,000 square feet in its Maryland reporting segment, 41,000 square feet in its Northern Virginia reporting segment and 39,000 square feet in its Southern Virginia reporting segment. No development efforts were placed in-service in 2011.

During 2011, the Company acquired 1005 First Street, NE, in its Washington, D.C. reporting segment. The site currently has a 30,000 square foot building that is occupied by Greyhound Lines, Inc., “Greyhound”, which leased back the site under a ten-year lease agreement with a termination option, at no penalty, after the second year. During the fourth quarter of 2012, Greyhound relocated its operations to nearby Union Station, and its lease at 1005 First Street, NE is scheduled to terminate in August 2013. The joint venture anticipates developing the 1.6 acre site, which can accommodate development of up to approximately 712,000 square feet. In conjunction with the Company’s updated strategic and capital plan, the Company is exploring options related to 1005 First Street, NE, including bringing in an additional capital partner. While the Company does not currently intend to incur significant additional costs related to the project without bringing in an additional capital partner, it is continuing to market the site to potential users, and believes that the mixed-use project will greatly enhance the NOMA submarket and the Company’s portfolio.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during 2012, 2011 and 2010. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Share-Based Payments

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding period that is equivalent to the award’s expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

Results of Operations

Comparison of the Years Ended December 31, 2012, 2011 and 2010

The Company did not acquire any properties in 2012.

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

In the year-over-year discussion of operating results below, all properties acquired during either of the years being compared are referred to as the “Non-comparable Properties.”

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

During 2013, the Company began marketing the majority of its industrial properties in a portfolio sale. The industrial portfolio represents approximately 4.3 million square feet, 2.6 million square feet of which are located in Southern Virginia. The Company anticipates that the sale of the portfolio will be completed in 2013 and, as a result, expects its revenues, property operating expenses, depreciation expense and interest expense to decline in 2013 compared with 2012. However, the Company can provide no assurances regarding the timing or pricing of the sale of the industrial properties, or that such sale will occur at all.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
Rental	$155,126	$138,261	$16,865	12%	$138,261	$107,808	$30,453	28%
Tenant reimbursements and other	$38,193	$32,929	$5,264	16%	$32,929	$25,955	$6,974	27%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing acquired above and below market rate leases. Rental revenue increased $16.9 million in 2012 compared with 2011 due primarily to the Non-comparable Properties contributing $12.5 million of additional rental revenue during 2012 compared with 2011. Rental revenue for the Existing Portfolio increased $4.4 million in 2012 compared with 2011 due to an increase in occupancy during 2012. The weighted average occupancy of the Existing Portfolio was 82.6% during 2012 compared with 81.5% during 2011. The increase in rental revenue in 2012 compared with 2011 includes $5.4 million for Maryland, $3.0 million for Washington D.C., $7.6 million for Northern Virginia and $0.9 million for Southern Virginia.

Rental revenue increased $30.5 million in 2011 compared with 2010 due primarily to the Non-comparable Properties contributing $30.6 million of additional rental revenue during 2011 compared with 2010. Rental revenue for the Existing Portfolio decreased $0.1 million in 2011 compared with 2010 due to an increase in vacancy during 2011. The weighted average occupancy of the Existing Portfolio was 83.7% during 2011 compared with 85.2% during 2010. The increase in rental revenue in 2011 compared with 2010 includes $8.5 million for Maryland, $14.3 million for Washington, D.C., $6.3 million for Northern Virginia and $1.4 million for Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $5.3 million in 2012 compared with 2011. The increase is primarily due to the Non-comparable Properties, which contributed $4.2 million of additional tenant reimbursements and other revenues in 2012 compared with 2011. For the Existing Portfolio, tenant reimbursements and other revenues increased $1.1 million in 2012 compared with 2011 due to an increase in termination fee income and higher recoverable property operating expenses. The increase in tenant reimbursements and other revenues in 2012 compared with 2011 includes $2.5 million for Maryland, $2.5 million for Washington, D.C, and $1.0 million for Northern Virginia. Tenant reimbursements and other revenues for Southern Virginia decreased $0.7 million in 2012 compared with 2011.

Tenant reimbursements and other revenues increased $7.0 million in 2011 compared with 2010. The increase is due to the Non-comparable Properties, which contributed $8.0 million of additional tenant reimbursements and other revenues in 2011 compared with 2010. For the Existing Portfolio, tenant reimbursements and other revenues decreased $1.0 million in 2011 compared with 2010 due to a reduction in recoverable property operating expenses, primarily relating to snow and ice removal costs that were incurred in 2010. The increase in tenant reimbursements and other revenues in 2011 compared with 2010 includes $0.8 million for Maryland, $4.5 million for Washington, D.C. and $1.9 million for Northern Virginia. For Southern Virginia, tenant reimbursements and other revenues decreased $0.2 million in 2011 compared with 2010.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
Property operating	$45,936	$41,123	$4,813	12%	$41,123	$31,606	$9,517	30%
Real estate taxes and insurance	$18,262	$16,563	$1,699	10%	$16,563	$12,431	$4,132	33%

Property operating expenses increased $4.8 million in 2012 compared with 2011. The increase is due in part to the Non-comparable Properties, which contributed $3.3 million of additional property operating expenses in 2012 compared with 2011. In addition, property operating expenses for the Existing Portfolio increased $1.5 million in 2012 compared with 2011 primarily due to an increase in recoverable property operating expenses, which was partially offset by lower anticipated reserves for bad debt expense in 2012. The increase in property operating expenses in 2012 compared with 2011 includes $1.4 million for Maryland, $1.0 million for Washington D.C., $1.0 million for Northern Virginia and $1.4 million for Southern Virginia.

Property operating expenses increased $9.5 million in 2011 compared with 2010. The increase is due to the Non-comparable Properties, which contributed $10.3 million of additional property operating expenses in 2011 compared with 2010. For the Existing Portfolio, property operating expenses decreased $0.8 million in 2011 compared with 2010 primarily due to a decline in snow and ice removal costs. The increase in property operating expenses in 2011 compared with 2010 includes $2.7 million for Maryland, $3.8 million for Washington, D.C., $2.3 million for Northern Virginia and $0.7 million for Southern Virginia.

Real estate taxes and insurance expense increased $1.7 million in 2012 compared with 2011. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $1.3 million in 2012 compared with 2011. For the Existing Portfolio, real estate taxes and insurance expense increased $0.4 million in 2012 compared with 2011 due to higher real estate tax assessments. The increase in real estate taxes and insurance expense in 2012 compared with 2011 includes $0.1 million for Maryland, $1.0 million for Washington D.C., $0.5 million for Northern Virginia and $0.1 million for Southern Virginia.

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

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$23,568	$16,027	$7,541	47%	$16,027	$14,523	$1,504	10%

General and administrative expenses increased $7.5 million during 2012 compared with 2011 as legal and accounting fees associated with the Company’s internal investigation and personnel separation costs resulted in an aggregate increase of $4.5 million for 2012. The increase in general and administrative expenses during 2012 was also attributable to an increase in employee compensation costs due to merit increases and a higher headcount in 2012; an increase in software expense, as the Company implemented its new enterprise accounting software in late 2011; and an increase in corporate rent expense, as the Company expanded its corporate headquarters in late 2012. The Company currently anticipates general and administrative expenses will decrease in 2013 as it expects to experience a decline in legal and accounting fees and personnel separation costs in 2013 compared with 2012. However, as discussed in “Item 1A—Risk Factors,” the informal inquiry recently initiated by the SEC could result in increased legal and/or accounting fees in 2013. Any reduction in general and administrative expenses in 2013 will be partially offset by an expected increase in employee compensation costs, as the result of a larger workforce, and a full year impact of the expansion of the Company’s corporate offices.

General and administrative expenses increased $1.5 million during 2011 compared with 2010 primarily due to an increase in employee compensation costs as the Company had 174 employees at December 31, 2011 compared with 144 employees at December 31, 2010. The increase in general and administrative expenses in 2011 compared with 2010 was also due to an increase in marketing and advertising expenses, consulting and accounting fees and the expense of $0.2 million of redevelopment costs associated with a project that is being deferred. The increase in general and administrative costs in 2011 compared with 2010 was partially offset by a decrease in non-cash, share-based compensation expense and a decrease in short-term incentive compensation expense as a result of the lower cash awards to certain members of senior management, relative to 2010, in light of the issues related to the monitoring and oversight of compliance with financial covenants previously disclosed.

Acquisition costs are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$49	$5,042	$(4,993)	(99)%	$5,042	$7,169	$(2,127)	(30)%

Acquisition costs decreased $5.0 million during 2012 compared with 2011, as there were no acquisitions during 2012 compared with nine properties acquired during 2011, including two properties acquired through unconsolidated joint ventures.

Acquisition costs decreased $2.1 million during 2011 compared with 2010. During 2011, the Company acquired nine properties, including two properties through unconsolidated joint ventures, compared with the acquisition of ten properties, including two properties through unconsolidated joint ventures, in 2010.

Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$66,284	$59,997	$6,287	10%	$59,997	$41,217	$18,780	46%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $6.3 million in 2012 compared with 2011. The Non-comparable Properties contributed additional depreciation and amortization expense of $3.9 million in 2012 compared with 2011. Depreciation and amortization expense attributable to the Existing Portfolio increased $2.4 million in 2012 compared with 2011 primarily due to placing additional development and redevelopment in service during 2012.

Depreciation and amortization expense increased $18.8 million in 2011 compared with 2010 primarily due to the properties acquired in 2011 and 2010. The Non-comparable Properties contributed additional depreciation and amortization expense of $18.3 million in 2011 compared with 2010 as certain acquired intangible assets had short useful lives. Depreciation and amortization expense attributable to the Existing Portfolio increased $0.5 million in 2011 compared with 2010 primarily due to the disposal of assets from tenants that vacated during 2011 prior to reaching the full term of their lease.

Impairment of real estate assets are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$2,444	$—	$2,444	NM	$—	$2,386	$(2,386)	(100)%

Impairment of real estate assets represent impairment charges incurred on properties that have not been sold or classified as held-for-sale as of December 31, 2012, which would result in their operations being classified as discontinued operations on the Company’s statements of operations. During 2012, the Company sold two of the six buildings comprising Owings Mills Business Park, which is located in the Company’s Maryland reporting segment. The impairment charge of $2.4 million recorded within continuing operations during 2012 represents the reduction of the carrying value of the remaining buildings at Owings Mills Business Park to reflect their fair value.

On January 6, 2011, the Company was notified that the largest tenant at Mercedes Center, which is located in the Company’s Maryland reporting segment, filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of $2.4 million in 2010 associated with the non-recoverable value of the intangible assets associated with the lease.

Contingent consideration related to acquisition of property is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$152	$(1,487)	$1,639	NM	$(1,487)	$710	$(2,197)	NM

As part of the consideration for the Company’s 2009 acquisition of Ashburn Center, the Company is obligated to record contingent consideration arising from a fee agreement entered into with the seller in which the Company will be obligated to pay additional consideration if certain returns are achieved over the five-year term of the agreement or if the property is sold within the term of the five-year agreement. The Company has classified its contingent consideration liabilities within “Accounts payable and other liabilities” and any changes in their fair values subsequent to their acquisition date valuations are charged to earnings. Since the Company uses discounted cash flows over a stabilization period to value its contingent consideration related to Ashburn Center, the determination of the fair value of contingent consideration performed in a subsequent period reflects a reduction in the period to achieve stabilization and an increase in the likelihood of reaching fulfillment of the obligation. As a result of the above, and the Company’s determination that it will owe the maximum amount required under the contract, the Company’s contingent consideration will immaterially increase over time. In 2012, the Company recorded a $152 thousand increase in its contingent consideration liability related to Ashburn Center that reflected a reduction of the period to reach stabilization.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain in 2011 associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance.

Other Expenses, net

Interest expense is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$43,322	$41,367	$1,955	5%	$41,367	$33,397	$7,970	24%

The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.

At December 31, 2012, the Company had $933.9 million of debt outstanding with a weighted average interest rate of 4.5% compared with $945.0 million of debt outstanding with a weighted average interest rate of 4.8% at December 31, 2011.

Interest expense increased $2.0 million in 2012 compared with 2011, primarily as a result of the Company incurring a full year of interest expense from debt incurred in financing its 2011 property acquisitions. During 2011, the Company acquired seven properties for $268.6 million, which included the assumption of $153.5 million of mortgage debt. The majority of the balance between the total acquisition price and the mortgage debt assumed relating to the 2011 acquisitions was funded with proceeds from draws under the Company’s unsecured revolving credit facility. As a result, the Company’s outstanding debt balance increased by $220.0 million during 2011.

The increase in interest expense as the result of a larger outstanding debt balance throughout 2012 compared with 2011 was partially offset by a lower weighted average interest rate on the Company’s outstanding debt in 2012 compared with 2011. During 2012, the Company early extinguished its $37.5 million Series A senior notes and its $37.5 million Series B senior notes (see, “Loss on Debt Extinguishment” discussion that follows), which had interest rates of 6.4% and 6.6%, respectively, with borrowing under its unsecured revolving credit facility, which had a weighted average interest rate of 2.9% in 2012. The Company also repaid $126.2 million of mortgage debt in 2012 that had a weighted average interest rate of 6.6% with borrowing under its unsecured revolving credit facility or with proceeds from new mortgage debt that was issued at significantly lower rates. The Company believes interest expense will decline in 2013 compared with 2012 as a result of the Company refinancing over $200 million of debt during 2012 at lower interest rates and due to an anticipated reduction of debt associated with proceeds from the potential sale of its industrial portfolio.

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

Interest and other income are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$6,052	$5,290	$762	14%	$5,290	$630	$4,660	NM

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot, office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $6.0 million, $5.1 million and $0.1 million during 2012, 2011 and 2010, respectively. The increase in interest and other income during 2011 compared with 2010 was partially offset by a $0.3 million decline in other income related to income received from the Company subleasing its former corporate office space. The Company’s lease on its former corporate office space and the associated sublease agreements expired on December 31, 2010.

The Company anticipates interest and other income will increase in 2013 compared with 2012 as the Company entered into a sublease agreement that commenced in January 2013 to sublease a portion of its corporate office space.

Equity in (earnings) losses of affiliates is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$(40)	$(20)	$(20)	100%	$(20)	$124	$(144)	NM

Equity in (earnings) losses of affiliates reflects the Company’s ownership interest in the operating results of the properties, in which it does not have a controlling interest. On March 17, 2009 and January 1, 2010, the Company deconsolidated RiversPark II and RiversPark I, respectively. The Company acquired 1750 H Street, NW and Aviation Business Park, in the fourth quarter of 2010, and Metro Place III and IV and 1200 17th Street, NW, in the fourth quarter of 2011, through unconsolidated joint ventures. The increase in equity in (earnings) losses of affiliates during 2012 compared with 2011 reflects aggregate income generated by the properties owned by these ventures in 2012 compared to an aggregate income generated in 2011. The decrease in equity in (earnings) losses of affiliates during 2011 compared with 2010 reflects aggregate income generated by the properties owned by these ventures in 2011 compared to an aggregate loss incurred in 2010.

Gain on sale of investment is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$2,951	$—	$2,951	NM	$—	$—	$—	—

On August 24, 2012, the Company sold its 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th street, NW in Washington D.C. for $43.7 million, which after repayment of the mortgage loan encumbering the property resulted in net proceeds to the Company of $25.7 million. The Company reported a $3.0 million gain on the sale of this interest in 2012.

Loss (gain) on debt extinguishment is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$13,687	$—	$13,687	NM	$—	$(164)	$164	100%

On May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. As a result of the amendments, the Company expensed $0.6 million in fees paid to the bank lenders and $2.2 million in unamortized financing costs associated with the unsecured term loan during the second quarter of 2012. On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its senior notes. As a result of the prepayment, the Company paid a $10.2 million make-whole amount to the holders of the senior notes and expensed $0.2 million of unamortized deferred financing costs associated with its senior notes in the second quarter of 2012. In addition, the Company incurred a $0.5 million charge in 2012 related to its defeasance of a mortgage loan that encumbered four buildings at Owings Mills Business Center, of which, two buildings were sold in November 2012.

In 2010, the Company issued 0.9 million common shares in exchange for retiring $13.0 million of exchangeable senior notes and used available cash to retire $7.0 million of its exchangeable senior notes, which resulted in a gain of $0.2 million, net of deferred financing costs and discounts. During the fourth quarter of 2011, the Company repaid the outstanding balance of $30.4 million on its exchangeable senior notes with borrowings under its unsecured revolving credit facility and available cash.

Benefit (Provision) from Income Taxes

Benefit (provision) from income taxes is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$4,142	$633	$3,509	NM	$633	$(31)	$664	NM

The Company owns properties in Washington, D.C., that are subject to income-based franchise taxes. Benefit from income taxes increased $3.5 million for 2012 compared with the same period in 2011. During the third quarter of 2012, there was a change in tax regulations in the District of Columbia that requires the Company to file a unitary tax return, which allows for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate expected to be in effect as these timing differences reverse. The Company also recorded a $1.0 million receivable in the third quarter of 2012 for an expected tax refund associated with 2011 and the estimated payments made through September 30, 2012 arising from the change in regulations. The Company recorded the $1.0 million receivable within “Accounts and other receivables” in its consolidated balance sheets.

During the fourth quarter of 2010, the Company acquired its first two properties in Washington, D.C., which are subject to an income-based franchise tax. In 2011, the Company acquired two additional properties in Washington, D.C., which were also subject to the franchise tax. As a result, the Company recorded a benefit from income taxes of $0.6 million in 2011 compared with a provision for income taxes of $31 thousand in 2010. The Company also has interests in two unconsolidated joint ventures that own real estate in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to these unconsolidated joint ventures is reflected within “Equity in (earnings) losses of affiliates” in the Company’s consolidated statements of operations.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$1,181	$7,253	$ (6,072)	(84)%	$7,253	$2,638	$4,615	NM

Discontinued operations reflect the operating results for the periods presented and the gain on sale of all properties disposed of during 2012, 2011 and 2010. The operating results of the disposed properties were adversely affected by impairment charges totaling $1.1 million, $8.7 million and $4.0 million in 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the loss from operations of the disposed properties were partially offset by gains on sale of real estate properties of $0.2 million, $2.0 million and $0.6 million, respectively. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change	2011	2010	Change	Change
	$986	$688	$298	43%	$688	$232	$456	NM

Net loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. During 2012, the Company incurred a net loss of $8.4 million compared with a net loss of $8.8 million in 2011. The weighted average percentage of the Operating Partnership units held by third parties increased in 2012 to 5.1% compared with 4.2% in 2011. As of December 31, 2012, the Company consolidated two joint ventures in which it had a controlling interest. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of the loss in the operating results of the Company’s consolidated joint ventures was $65 thousand and $15 thousand in 2012 and 2011, respectively.

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

2012 Compared with 2011

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2012 compared with 2011:

	Year Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	168	168	—	—
Same property revenues
Rental	$127,117	$122,727	$4,390	3.6
Tenant reimbursements and other	25,645	25,286	359	1.4

Total same property revenues	152,762	148,013	4,749	3.2

Same property operating expenses
Property	34,845	34,268	577	1.7
Real estate taxes and insurance	14,465	14,098	367	2.6

Total same property operating expenses	49,310	48,366	944	2.0

Same property net operating income	$103,452	$99,647	$3,805	3.8

Reconciliation to net loss:
Same property net operating income	$103,452	$99,647
Non-comparable net operating income(2)(3)	25,669	13,857
General and administrative expenses	(23,568)	(16,027)
Depreciation and amortization	(66,284)	(59,997)
Other(4)	(46,469)	(38,979)
Discontinued operations	(1,181)	(7,253)

Net loss	$(8,381)	$(8,752)

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	82.6%	81.5%
Total	83.1%	81.9%

(1)	Represents properties owned for the entirety of the periods presented.
(2)

Non-comparable Properties include: Three Flint Hill, NW, 440 First Street, NW, Hillside Center, Davis Drive, 1005 First Street, NE, Greenbrier Towers I & II, One Fair Oaks, Cedar Hill I & II, Merrill Lynch and 840 First Street, NE.

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

Same Property NOI increased $3.8 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property rental revenue increased 4.4 million in 2012 compared with 2011 due to an increase in occupancy. Tenant reimbursements and other revenue increased $0.4 million during 2012 as a result of an increase in recoverable property expenses. Same property operating expenses increased by $0.6 million for 2012 compared with 2011 due to higher operating expenses, as a result of higher occupancy. Real estate taxes and insurance expense increased $0.4 million in 2012 compared with due to higher real estate tax assessments.

Maryland

	Year Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	57	57	—	—
Same property revenues
Rental	$43,720	$39,591	$4,129	10.4
Tenant reimbursements and other	7,629	7,385	244	3.3

Total same property revenues	51,349	46,976	4,373	9.3

Same property operating expenses
Property	11,434	10,697	737	6.9
Real estate taxes and insurance	4,191	4,314	(123)	(2.9)

Total same property operating expenses	15,625	15,011	614	4.1

Same property net operating income	$35,724	$31,965	$3,759	11.8

Reconciliation to total property operating income:
Same property net operating income	$35,724	$31,965
Non-comparable net operating income(2)(3)	3,725	1,235

Total property operating income	$39,449	$33,200

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	82.1%	78.7%
Total	82.1%	78.4%

(1)	Represents properties owned for the entirety of the periods presented.
(2)	Non-comparable Properties include: Merrill Lynch and Hillside Center.
(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $3.8 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property revenues increased $4.4 million during 2012 primarily due to an increase in occupancy. Total same property operating expenses for the Maryland properties increased $0.6 million for the twelve months ended December 31, 2012 compared with 2011 due to higher operating expenses, as a result of higher occupancy, which were partially offset by a decline in taxes as a result of lower tax assessments.

Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	52	52	—	—
Same property revenues
Rental	$34,212	$33,211	$1,001	3.0
Tenant reimbursements and other	6,713	6,850	(137)	(2.0)

Total same property revenues	40,925	40,061	864	2.2

Same property operating expenses
Property	8,678	9,042	(364)	(4.0)
Real estate taxes and insurance	4,353	4,192	161	3.8

Total same property operating expenses	13,031	13,234	(203)	(1.5)

Same property net operating income	$27,894	$26,827	$1,067	4.0

Reconciliation to total property operating income:
Same property net operating income	$27,894	$26,827
Non-comparable net operating income(2)(3)	11,072	5,129

Total property operating income	$38,966	$31,956

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	80.0%	78.9%
Total	78.6%	79.9%

(1)	Represents properties owned for the entirety of the periods presented.
(2)	Non-comparable Properties include: Three Flint Hill, Cedar Hill I & III, One Fair Oaks, and Davis Drive.
(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $1.1 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property revenues increased $0.9 million during the twelve months ended December 31, 2012 compared with 2011 due to an increase in rental revenue. During 2012, total same property operating expenses decreased $0.2 million compared with 2011 due to a decline in reserves for anticipated bad debt expense, which was partially offset by an increase in real estate taxes.

Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	57	57	—	—
Same property revenues
Rental	$38,472	$39,212	$(740)	(1.9)
Tenant reimbursements and other	8,678	8,741	(63)	(0.7)

Total same property revenues	47,150	47,953	(803)	(1.7)

Same property operating expenses
Property	11,956	11,523	433	3.8
Real estate taxes and insurance	3,886	3,923	(37)	(0.9)

Total same property operating expenses	15,842	15,446	396	2.6

Same property net operating income	$31,308	$32,507	$(1,199)	(3.7)

Reconciliation to total property operating income:
Same property net operating income	$31,308	$32,507
Non-comparable net operating income(2)(3)	854	855

Total property operating income	$32,162	$33,362

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	84.2%	84.1%
Total	84.3%	84.1%

(1)	Represents properties owned for the entirety of the periods presented.
(2)	Non-comparable Properties include: Greenbrier Towers I&II.
(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Southern Virginia properties decreased $1.2 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property revenues decreased $0.8 million primarily due to a decrease in rental revenue and a slight decrease in recoverable operating expenses. Total same property operating expenses increased approximately $0.4 million during 2012 compared with 2011 due to an increase in non-recoverable operating expenses, which was partially offset by a slight decrease in real estate taxes.

Washington D.C.

	Year Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Number of buildings(1)	2	2	—	—
Same property revenues
Rental	$10,713	$10,713	$—	0.0
Tenant reimbursements and other	2,625	2,310	315	13.6

Total same property revenues	13,338	13,023	315	13.6

Same property operating expenses
Property	2,777	3,006	(229)	(7.6)
Real estate taxes and insurance	2,035	1,669	366	21.9

Total same property operating expenses	4,812	4,675	137	2.9

Same property net operating income	$8,526	$8,348	$178	2.1

Reconciliation to total property operating income:
Same property net operating income	$8,526	$8,348
Non-comparable net operating income(2)(3)	10,018	6,638

Total property operating income	$18,544	$14,986

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	99.4%	99.8%
Total	99.1%	99.7%

(1)	Represents properties owned for the entirety of the periods presented.
(2)	Non-comparable Properties include: 440 First Street, NW, 1005 First Street, NE, and 840 First Street, NE.
(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Washington D.C. properties increased $0.2 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property revenues increased $0.3 million during 2012 as a result of higher recoveries of tenant reimbursable expenses. Total same property operating expense increased $0.1 million during 2012, primarily due to an increase in real estate taxes.

2011 Compared with 2010

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2011 compared with 2010:

	Year Ended December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings(1)	159	159	—	—
Same property revenues
Rental	$103,677	$104,034	$(357)	(0.3)
Tenant reimbursements and other	22,219	23,532	(1,313)	(5.6)

Total same property revenues	125,896	127,566	(1,670)	(1.3)

Same property operating expenses
Property	27,895	29,386	(1,491)	(5.1)
Real estate taxes and insurance	11,373	11,759	(386)	(3.3)

Total same property operating expenses	39,268	41,145	(1,877)	(4.6)

Same property net operating income	$86,628	$86,421	$207	0.2

Reconciliation to net loss:
Same property net operating income	$86,628	$86,421
Non-comparable net operating income(2)(3)	26,876	3,305
General and administrative expenses	(16,027)	(14,523)
Depreciation and amortization	(59,997)	(41,217)
Other(4)	(38,979)	(43,023)
Discontinued operations	(7,253)	(2,638)

Net loss	$(8,752)	$(11,675)

	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	83.7%	85.2%
Total	81.5%	84.6%

(1)	Represents properties owned for the entirety of the periods presented.
(2)

Non-comparable Properties include: RiversPark I and II, Three Flint Hill, NW, Battlefield Corporate Center, 500 First Street, NW, Redland Corporate Center, Atlantic Corporate Park, 1211 Connecticut Ave, NW, 440 First Street, NW, Mercedes Center, 1750 H Street, NW, Aviation Business Park, Cedar Hill I & III, Merrill Lynch, 840 First Street, NE, One Fair Oaks, Greenbrier Towers I & II, 1005 First Street, NE, 1200 17th Street, NW, Metro Place III & IV, Hillside Center, Airpark Place Business Center, Davis Drive, Goldenrod Lane, Woodlands Business Center, two buildings at Owings Mills Business Park, and Sterling Park – Building 7.

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

Same Property NOI increased $0.2 million for the twelve months ended December 31, 2011 compared with the same period in 2010. Same property rental revenue decreased $0.4 million for the twelve months ended December 31, 2011 due to an increase in vacancy. Tenant reimbursements and other revenue decreased $1.3 million for the year ended December 31, 2011 as a result of a decrease in recoverable property operating expenses, primarily, related to snow and ice removal costs. Same property operating expenses decreased $1.5 million for the full year of 2011 due to lower snow and ice removal costs and reserves for anticipated bad debt expense. Real estate taxes and insurance expense decreased $0.4 million for the 2011 compared with 2010 due to lower tax assessments.

Maryland

	Year Ended December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings(1)	56	56	—	—
Same property revenues
Rental	$32,875	$32,482	$393	1.2
Tenant reimbursements and other	6,934	6,996	(62)	(0.9)

Total same property revenues	39,809	39,478	331	0.8

Same property operating expenses
Property	8,128	8,940	(812)	(9.1)
Real estate taxes and insurance	3,695	3,845	(150)	(3.9)

Total same property operating expenses	11,823	12,785	(962)	(7.5)

Same property net operating income	$27,986	$26,693	$1,293	4.8

Reconciliation to total property operating income:
Same property net operating income	$27,986	$26,693
Non-comparable net operating income (2)(3)	5,214	811

Total property operating income	$33,200	$27,504

	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	83.4%	83.8%
Total	77.4%	82.8%

(1)	Represents properties owned for the entirety of the periods presented.
(2)

Non-comparable Properties include: RiversPark I and II, Redland Corporate Center, Mercedes Center, Aviation Business Park, Merrill Lynch, Hillside Center, Goldenrod Lane, Woodlands Business Center, two buildings at Owings Mills Business Park and Airpark Place Business Center.

(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $1.3 million for the twelve months ended December 31, 2011 compared with the same period in 2010. Total same property revenues increased $0.3 million during 2011 primarily due to an increase in rental revenue. Total same property operating expenses for the Maryland properties decreased $1.0 million for the twelve months ended December 31, 2011 compared with 2010 primarily due to lower reserves for anticipated bad debt expense and snow and ice removal costs.

Northern Virginia

	Year Ended December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings(1)	49	49	—	—
Same property revenues
Rental	$32,496	$32,317	$179	0.6
Tenant reimbursements and other	6,822	7,297	(475)	(6.5)

Total same property revenues	39,318	39,614	(296)	(0.7)

Same property operating expenses
Property	8,405	8,583	(178)	(2.1)
Real estate taxes and insurance	3,863	3,861	2	(0.1)

Total same property operating expenses	12,268	12,444	(176)	(1.4)

Same property net operating income	$27,050	$27,170	$(120)	(0.4)

Reconciliation to total property operating income:
Same property net operating income	$27,050	$27,170
Non-comparable net operating income (loss)(2)(3)	4,906	(155)

Total property operating income	$31,956	$27,015

	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	84.1%	84.5%
Total	79.2%	82.9%

(1)	Represents properties owned for the entirety of the periods presented.
(2)	Non-comparable Properties include Three Flint Hill, Atlantic Corporate Center, Cedar Hill I & III, One Fair Oaks, Metro Place III & IV, Davis Drive and Sterling Park – Building 7.
(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties decreased $0.1 million for the twelve months ended December 31, 2011 compared with the same period in 2010. Total same property revenues decreased $0.3 million during the twelve months ended December 31, 2011 compared with 2010 due to a decrease in recoverable property operating expenses, primarily snow and ice removal costs. During 2011, total same property operating expenses decreased $0.2 million compared with 2010 due to a decrease in snow and ice removal costs.

Southern Virginia

	Year Ended December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Number of buildings(1)	54	54	—	—
Same property revenues
Rental	$38,306	$39,236	$(930)	(2.4)
Tenant reimbursements and other	8,463	9,238	(775)	(8.4)

Total same property revenues	46,769	48,474	(1,705)	(3.5)

Same property operating expenses
Property	11,363	11,864	(501)	(4.2)
Real estate taxes and insurance	3,814	4,052	(238)	(5.9)

Total same property operating expenses	15,177	15,916	(739)	(4.6)

Same property net operating income	$31,592	$32,558	$(966)	(3.0)

Reconciliation to total property operating income:
Same property net operating income	$31,592	$32,558
Non-comparable net operating income(2)(3)	1,770	192

Total property operating income	$33,362	$32,750

	Full Year Weighted Average Occupancy
	2011	2010
Same Properties	83.7%	86.2%
Total	84.0%	86.3%

(1)	Represents properties owned for the entirety of the periods presented.
(2)	Non-comparable Properties include: Battlefield Corporate Center and Greenbrier Towers I&II.
(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

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

Liquidity and Capital Resources

Overview

The Company seeks to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under its unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position itself to take advantage of potential growth opportunities. In January 2013, the Company provided an updated Strategic and Capital Plan, which included the marketing of its industrial properties, the execution of steps designed to increase balance flexibility, reduce leverage and a rightsizing of its quarterly dividend. The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company’s short-term obligations consist primarily of the lease for its corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.

At December 31, 2012, the Company had $205.0 million outstanding and $50.0 million of availability under its unsecured revolving credit facility. In December 2012, the Company prepaid a $10.0 million principal payment on its secured term loan, which was due in January 2013. On January 2, 2013, the Company repaid the $3.2 million mortgage debt that encumbered Prosperity Business Center with a draw under its unsecured revolving credit facility. In February 2013, the Company entered into a senior secured multi-tranche term loan facility (the “Bridge Loan”) with KeyBank, National Association and borrowed $37.5 million to repay a $15.4 million mortgage loan that encumbered Cedar Hill, a $13.3 million mortgage loan that encumbered the Merrill Lynch Building and a $7.6 million mortgage loan that encumbered a building at Crossways Commerce Center.

As of the date of this filing, the Company had $230.0 million outstanding and $25.0 million of availability under its unsecured revolving credit facility. The Company has $60.5 million of mortgage debt maturing in the second half of 2013. Consistent with the Company’s updated strategic and capital plan, the Company is exploring several opportunities to address its near-term debt maturities and increase the capacity under its unsecured revolving credit facility, including selling properties or interests in properties that do not fit the Company’s long-term goals or can be sold at advantageous prices to the Company (including the Company’s industrial portfolio, which is currently being marketed for sale), placing mortgage debt on unencumbered properties, refinancing existing mortgage debt, placing a construction loan on a redevelopment project at 440 First Street, NW, or amending and expanding its existing unsecured revolving credit facility. The Company anticipates that it will meet all the debt obligations mentioned above as well as increase its availability under its unsecured revolving credit facility. In the process of exploring different financing options, the Company actively monitors the impact that each potential financing decision will have on its financial covenants in order to avoid any issues of non-compliance with the terms of its existing financial covenants.

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 13% of the Company’s annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-lease the space, its cash flow could be negatively impacted.

Until the Company completes its previously discussed potential disposition of the industrial portfolio, financing transactions and/or joint venture transactions, the Company will be limited in its ability to pursue additional developments, redevelopments or acquisitions in the near future without accessing capital from other sources, such as additional financings or equity issuances.

The Company also believes, based on its historical experience and forecasted operations, that it will have sufficient cash flow or access to capital to meet its obligations over the next five years. The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, unsecured term loan and secured term loans, proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities.

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

Financing Activity

Equity Offerings

In March 2012, the Company issued 1.8 million additional 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares with a liquidation preference of $25.00 per share (the “Series A Preferred Shares”), which generated net proceeds of approximately $44 million, net of issuance costs. Dividends on the additional Series A Preferred Shares are cumulative and payable on a quarterly basis. The Company used the net proceeds from the issuance of the additional Series A Preferred Shares to repay a portion of the outstanding balance on its unsecured revolving credit facility. The offering was a reopening of the Company’s original issuance of the Series A Preferred Shares, which occurred in January 2011.

In January 2012, the Company sold 245,000 common shares through its controlled equity offering program at a weighted average offering price of $14.83 per common share, generating net proceeds of $3.6 million. The Company used the proceeds for general corporate purposes.

Unsecured Term Loan

On July 18, 2011, the Company entered into a three-tranche $175.0 million unsecured term loan, which was increased on December 31, 2011 to $225.0 million. The unsecured term loan’s three tranches have maturity dates staggered in one-year intervals. In February 2012, the Company further expanded the term loan by $75.0 million, to a total indebtedness of $300.0 million. The proceeds from the term loan expansion in February 2012 were used to pay down $73.0 million of the outstanding balance under the Company’s unsecured revolving credit facility and other general corporate purposes.

Secured Term Loans

On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007, which resulted in the repayment of $10.0 million of the principal balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The first two $10 million loans were paid on their respective maturity dates. On December 27, 2012, the Company prepaid the third $10.0 million loan, which was scheduled to mature on January 15, 2013. At December 31, 2012, the loan’s applicable interest rate was LIBOR plus 450 basis points, which increased to 550 basis points on January 1, 2013.

On June 11, 2012, the Company entered into a three-month, $40.0 million senior secured term loan, with an interest rate of LIBOR plus 275 basis points. The proceeds from the loan, together with a draw on the Company’s unsecured revolving credit facility, were used to repay a $52.4 million mortgage loan encumbering One Fair Oaks. On June 28, 2012, the Company repaid the $40.0 million senior secured term loan and all accrued interest thereunder with a draw on the Company’s unsecured revolving credit facility and proceeds from the issuance of a $31.0 million mortgage loan that closed on June 28, 2012, with a contractual interest rate of 4.22%, encumbering 1211 Connecticut Avenue, NW.

In February 2013, the Company entered into the Bridge Loan and borrowed $37.5 million to repay a $15.4 million mortgage loan that encumbered Cedar Hill, a $13.3 million mortgage loan that encumbered the Merrill Lynch Building and a $7.6 million mortgage loan that encumbered a building at Crossways Commerce Center. The Bridge Loan has a borrowing capacity up to $40.0 million, which can be drawn in four separate tranches by March 31, 2013. The Bridge Loan has a variable interest rate of LIBOR plus a spread of 2.15% and matures in November 2013, with a three-month extension at the Company’s option. The Company can repay all or a portion of the Bridge Loan at any time during the term of the loan.

Mortgage Debt

The Company has originated or assumed the following mortgages since January 1, 2011 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Amount
October	2012	1005 First Street, NE(1)	5.80%	$22,000	(1)
September	2012	Redland Corporate Center(1)	4.64%	68,400	(1)
June	2012	1211 Connecticut Avenue, NW	4.47%	31,000
November	2011	Hillside Center	4.62%	14,154
April	2011	One Fair Oaks	6.72%	52,909
March	2011	840 First Street, NE	6.05%	56,482
February	2011	Cedar Hill	6.58%	16,187
February	2011	Merrill Lynch Building	7.29%	13,796

The Company has repaid the following mortgages since January 1, 2011 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
February	2013	1434 Crossways Boulevard, Building I	5.38%	$7,597
February	2013	Merrill Lynch Building	7.29%	13,273
February	2013	Cedar Hill	6.58%	15,364
January	2013	Prosperity Business Center	5.75%	3,242
October	2012	Owings Mills Business Center	5.75%	5,235
October	2012	Newington Business Park Center	6.70%	14,736
October	2012	Crossways Commerce Center	6.70%	23,361
August	2012	1434 Crossways Boulevard, Building II	5.38%	8,866
June	2012	One Fair Oaks	6.72%	52,400
February	2012	Campus at Metro Park North	5.25%	21,618
July	2011	4612 Navistar Drive	5.20%	11,941
July	2011	403/405 Glenn Drive	5.50%	7,807
April	2011	Aquia Commerce Center I	7.28%	318
January	2011	Indian Creek Court	5.90%	11,982

(1)

The Company has a 97% ownership interest in the property through a consolidated joint venture. The mortgage balances in the chart above reflect the entire mortgage balance, which is reflected in the Company’s consolidated balance sheets.

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of December 31, 2012, owned 95.2% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities. On a quarterly basis, the Company’s management team recommends a distribution amount that must then be approved by the Company’s Board of Trustees in its sole discretion. The amount of future distributions will be based on taxable income, cash from operating activities and available cash and will be at the discretion of the Company’s Board of Trustees. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” and “—Financial Covenants” below for additional information regarding the financial covenants.

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

The Company may also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of common Operating Partnership units or sales of assets, outright or through joint ventures.

Consolidated cash flow information is summarized as follows:

	Year Ended December 31,			Change
(amounts in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Cash provided by operating activities	$47,839	$38,047	$36,664	$9,792	$1,383
Cash used in investing activities	(33,013)	(183,611)	(349,808)	150,598	166,197
Cash (used in) provided by financing activities	(22,201)	129,033	337,104	(151,234)	(208,071)

Comparison of the Years Ended December 31, 2012 and 2011

Net cash provided by operating activities increased $9.8 million in 2012 compared with 2011, primarily due to increases in the Company’s net operating income in 2012, distributions from its equity investments and cash received from its escrow and reserve accounts, which is primarily due to the repayment of the several mortgages encumbering properties during 2012. The increase in cash provided by operating activities in 2012 compared with 2011 was partially offset by a lower amount of prepaid rents received and a higher amount of straight line revenue recorded.

Net cash used in investing activities decreased $150.6 million during 2012 compared with 2011 primarily due to a decrease in cash used to acquire properties. During 2012, the Company did not make any property acquisitions during the year compared with the acquisition of seven consolidated properties for $268.6 million and a parcel of land for $7.5 million in 2011. The 2011 acquisitions were partially funded by the assumption of mortgage debt totaling $153.5 million and the issuance of common Operating Partnership units valued at $28.8 million. During 2011, the Company invested $48.9 million in its affiliates, which was primarily used to acquire two properties through unconsolidated joint ventures, compared with the investment in its affiliates of $2.5 million in 2012. During 2011, the Company provided a $30.0 million loan to the owners of an office property in Washington, D.C. The Company sold four properties and a joint venture in 2012 for net proceeds of $40.0 million compared with net proceeds received of $26.9 million in 2011 from the sale of three properties. The decrease in cash used in investing activities during 2012 compared with 2011 was partially offset by a combined increase of $18.1 million in cash used for construction activities and additions to rental properties, which was primarily due to an increase in amounts used for tenant improvements.

Net cash used in financing activities was $22.2 million in 2012 compared with cash provided by financing activities of $129.0 million in 2011. During 2012, the Company issued $445.4 million of debt and repaid $456.1 million of its outstanding debt compared with the issuance of $506.0 million of debt and the repayment of $438.9 million of outstanding debt in 2011. During 2012, the Company issued preferred shares for net proceeds of $43.5 million compared with the issuance of preferred shares for net proceeds of $111.0 million in 2011. The additional preferred shares outstanding during 2012 resulted in an additional $4.4 million of dividends being paid to preferred shareholders in 2012 compared with 2011.

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

Property Acquisitions and Dispositions

The Company did not acquire any properties in 2012. The Company had the following consolidated acquisitions during 2011 and consolidated dispositions during 2012 and 2011 (in thousands, except square feet and percentages):

Acquisitions	Reporting Segment	Acquisition Date	Property Type	Square Feet	Aggregate Purchase Price	Mortgage Debt Assumed	Capitalization Rate(1)
440 First Street, NW(2)	Washington, D.C.	1/11/2011	Office	—	$8,000	$—	NM
Cedar Hill / Merrill Lynch Building	Northern Virginia / Maryland	2/22/2011	Office	241,448	33,795	29,982	8.5%
840 First Street, NE	Washington, D.C.	3/25/2011	Office	247,146	97,738	56,482	8.6%
One Fair Oaks	Northern Virginia	4/8/2011	Office	214,214	58,036	52,909	8.1%
Greenbrier Towers	Southern Virginia	7/19/2011	Office	172,382	16,641	—	8.7%
1005 First Street, NE	Washington, D.C.	8/4/2011	Office	30,414	45,240	—	6.5%
Hillside Center	Maryland	11/18/2011	Office	86,189	17,124	14,154	8.4%

				991,793	$276,574	$153,527

Dispositions	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Proceeds	Gain on Sale	Capitalization Rate(3)
Owings Mills Business Park(4)(5)	Maryland	11/7/2012	Business Park	38,779	$3,472	$—	NM
Goldenrod Lane(5)	Maryland	5/31/2012	Office	23,518	2,663	198	NM
Woodlands Business Center(5)	Maryland	5/8/2012	Office	37,887	2,885	28	NM
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429	5,153	—	6.9%
Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488	11,251	1,954	8.7%
Gateway West	Maryland	5/27/2011	Office	111,481	4,809	—	3.8%
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208	10,824	—	4.9%

				559,790	$41,057	$2,180

(1)	Capitalization rates for acquisitions are calculated based on annual anticipated net operating income divided by the purchase price.
(2)

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in Washington, D.C., for $15.3 million. On January 11, 2011, the Company purchased the fee interest in the property’s ground lease for $8.0 million. The property was placed into redevelopment subsequent to acquisition.

(3)	Capitalization rates for dispositions are calculated based on annual net operating income divided by the selling price.
(4)	Represents two buildings, of the six building, 219,284 square foot business park.
(5)	Due to high vacancy at the property, a capitalization rate on the property disposition was not meaningful.

Debt

The following table sets forth certain information with respect to the Company’s outstanding indebtedness at December 31, 2012 (dollars in thousands).

	Effective Interest Rate		Balance at December 31, 2012	Annualized Debt Service	Maturity Date	Balance at Maturity
Fixed Rate Debt
Encumbered Properties
Prosperity Business Center(1)	5.75%		$3,242	$332	1/1/2013	$3,242
Cedar Hill(2)(3)	6.58%		15,404	1,336	2/11/2013	15,364
Merrill Lynch Building(2)(3)	7.29%		13,291	1,155	2/13/2013	13,273
1434 Crossways Boulevard Building I(2)(3)	5.38%		7,650	665	3/5/2013	7,597
Linden Business Center(3)	5.58%		6,747	559	10/1/2013	6,596
840 First Street, NE(3)	6.05%		54,704	4,272	10/1/2013	53,877
Annapolis Business Center(3)	6.25%		8,223	665	6/1/2014	8,010
Cloverleaf Center	6.75%		16,595	1,464	10/8/2014	15,953
1005 First Street, NE(4)	5.80%		22,000	1,100	10/16/2014	22,000
Jackson Loan(5)	5.19%		96,132	6,582	8/1/2015	91,588
Hanover Business Center:
Hanover Building D(3)	6.63%		391	161	8/1/2015	13
Hanover Building C(3)	6.63%		791	186	12/1/2017	13
Chesterfield Business Center:
Chesterfield Buildings C, D, G and H(3)	6.63%		1,036	414	8/1/2015	34
Chesterfield Buildings A, B, E and F(3)	6.63%		2,060	318	6/1/2021	26
Mercedes Center—Note 1(3)	6.04%		4,677	320	1/1/2016	3,965
Mercedes Center—Note 2(3)	6.30%		9,498	800	1/1/2016	8,639
Gateway Centre Manassas Building I(3)	5.88%		833	239	11/1/2016	—
Hillside Center(3)	4.62%		13,741	945	12/6/2016	12,160
Redland Corporate Center	4.64%		68,209	4,014	11/1/2017	62,064
500 First Street, NW	5.79%		37,730	2,722	7/1/2020	32,000
Battlefield Corporate Center	4.40%		4,003	320	11/1/2020	2,618
Airpark Business Center(3)	6.63%		1,123	173	6/1/2021	14
1211 Connecticut Avenue, NW	4.47%		30,784	1,823	7/1/2022	24,668

Total Fixed Rate Debt	5.49	%(6)	$418,864	$30,565		$383,714

Unamortized fair value adjustments			(696)

Total Contractual Principal Balance			$418,168

Total Fixed Rate Debt	5.49	%(6)	$418,864	$30,565			$383,714
Variable Rate Debt(7)
Secured Term Loan(8)	LIBOR+4.50%		$10,000	$471		1/15/2014	$10,000
Unsecured Revolving Credit Facility(9)(10)	LIBOR+2.75%		205,000	6,068		1/15/2015	205,000
Unsecured Term Loan
Tranche A	LIBOR+2.40%		60,000	1,566		7/18/2016	60,000
Tranche B	LIBOR+2.50%		147,500	3,997		7/18/2017	147,500
Tranche C	LIBOR+2.55%		92,500	2,553		7/18/2018	92,500

Total Variable Rate Debt	2.85	%(6)	$515,000	$14,655			$515,000

Total at December 31, 2012	4.52	%(6)(11)	$933,864	$45,220	(12)		$898,714

(1)	The loan was repaid in January 2013 with borrowings under the Company’s unsecured revolving credit facility.
(2)

In February 2013, the Company entered into the Bridge Loan and borrowed $37.5 million to repay the mortgage loans encumbering Cedar Hill, the Merrill Lynch Building and a building at Crossways Commerce Center. The Bridge Loan has a variable interest rate of LIBOR plus a spread of 2.15% and matures in November 2013, with a three-month extension at the Company’s option.

(3)	The balance includes the fair value impacts recorded at acquisition upon assumption of the mortgages encumbering these properties.
(4)

The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at the Company’s option. The Company includes the loan with its other fixed rate debt as it does not anticipate LIBOR increasing over 2.25% before the loan reaches maturity.

(5)

At December 31, 2012, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and 15395 John Marshall Highway. The terms of the loan allow the Company to substitute collateral as long as certain debt-service coverage and loan-to-value ratios are maintained.

(6)	Represents the weighted average interest rate.
(7)

All of the Company’s variable rate debt is based on one-month LIBOR. For the purposes of calculating the annualized debt service and the effective interest rate, the Company used the one-month LIBOR rate at December 31, 2012, which was 0.21%.

(8)	On January 1, 2013, the loan’s applicable interest rate increased to LIBOR plus 5.50%.
(9)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.
(10)

As of December 31, 2012, the borrowing base for the Company’s unsecured bank debt included the following properties: 13129 Airpark Road, Virginia Center Technology Park, Glenn Dale Business Center, Campus at Metro Park North, Crossways II, Reston Business Campus, Cavalier Industrial Park, Gateway Centre Manassas (Building II), Enterprise Parkway, Diamond Hill Distribution Center, Linden Business Center (Building I), 1000 Lucas Way, River’s Bend Center, Crossways I, Sterling Park Business Center, Sterling Park Land, 1408 Stephanie Way, Gateway 270, Gateway II, Greenbrier Circle Corporate Center, Greenbrier Technology Center I, Pine Glen, Ammendale Commerce Center, River’s Bend Center II, Park Central, Hanover AB, Herndon Corporate Center, 6900 English Muffin Way, 4451 Georgia Pacific, Patrick Center, West Park, Worman’s Mill Court, Girard Business Center, Girard Place, Owings Mills Commerce Center, 4200 Tech Court, Triangle Business Center, Corporate Campus at Ashburn Center, Enterprise Center, Interstate Plaza, 4212 Tech Court, Atlantic Corporate Park, Indian Creek, Greenbrier Towers, 403 & 405 Glenn Drive, 4612 Navistar Drive, Norfolk Commerce Park, Windsor at Battlefield, Davis Drive, Three Flint Hill, 440 First Street, One Fair Oaks, 1434 Crossways Boulevard Building II, Newington Business Park Center and Crossways Commerce Center.

(11)

At December 31, 2012, the Company had fixed LIBOR on $350.0 million of its variable rate debt through twelve interest rate swap agreements. The effective interest rate reflects the impact of the Company’s interest rate swap agreements.

(12)	During 2012, the Company paid approximately $7.9 million in principal payments on its consolidated mortgage debt, which excludes $126.2 million related to mortgage debt that was repaid in 2012.

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

Amendments to Unsecured Revolving Credit Facility, Unsecured Term Loan and Secured Term Loan

As previously disclosed, on February 8, 2013, the Company and the lenders under its unsecured revolving credit facility, unsecured term loan and 2007 secured term loan (collectively, the “Bank Debt”) amended the Bank Debt agreements to provide, among other things, increased flexibility on a short-term basis under certain financial covenants, specifically by extending the December 31, 2012 ratios for such covenants, and proactively address the impact that the potential sale of the Company’s industrial portfolio would have on the covenants relating to tangible net worth and dispositions as a percentage of gross asset value covenants. Specifically, the following financial covenants of each of the Bank Debt agreements were amended as follows:

•	The maximum consolidated total leverage ratio was increased to 65% for each quarter ending on or after March 31, 2013 through the quarter ending September 30, 2013 (from 62.5% for the quarters ending on or after March 31, 2013 and June 30, 2013, and 60.0% for the quarter ending September 30, 2013), and then will decrease to 60.0% for the quarter ending December 30, 2013 and for all quarters thereafter;

•	The minimum consolidated debt yield was reduced to 10.0% for each quarter ending on or after March 31, 2013 through the quarter ending September 30, 2013 (from 10.5% for the quarters ending on or after March 31, 2013 and June 30, 2013, and 11.0% for the quarter ending September 30, 2013), and then will increase to 11.0% for the quarter ending December 30, 2013 and for all quarters thereafter;

•	The maximum unencumbered pool leverage ratio was increased to 65% for each quarter ending on or after March 31, 2013 through the quarter ending September 30, 2013 (from 62.5% for the quarters ending on or after March 31, 2013 and June 30, 2013, and 60.0% for the quarter ending September 30, 2013), and then will decrease to 60.0% for the quarter ending December 30, 2013 and for all quarters thereafter; and

•	The minimum tangible net worth covenant was revised to provide that the minimum tangible net worth will be reduced by an amount equal to 65% of the net sales proceeds received from the sale of any properties included in the industrial portfolio, subject to the completion of such sales.

The lenders under the Bank Debt also consented to the exclusion of the potential sale of the Company’s industrial portfolio from the calculation of the net sales price that is used in determining the 20% limitation on properties sold in any four-quarter period under Section 9.4(b) of each of the Bank Debt agreements; provided that, for any period of time during which the sale of the industrial portfolio is excluded from such calculation, the net sales price of the sale of other properties shall not exceed 10% (rather than 20%) of the most recently reported consolidated gross asset value.

As previously disclosed, the Company and its bank lenders also amended the Bank Debt agreements in May 2012 to, among other things, revise certain financial and other covenants to provide additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In connection with these May amendments, the unsecured revolving credit facility and the unsecured term loan were amended to permit the lenders to record mortgages on substantially all of the Company’s unencumbered properties, which they have not elected to do as of the date of this filing. The unsecured term loan also was amended to convert the fixed interest margin over LIBOR of each tranche to a margin that varies based on the Company’s leverage ratio, with the interest margin applicable to each of the three tranches ranging (1) from 2.15% to 2.3%, if the leverage ratio is less than or equal to 55%, (2) from 2.4% to 2.55%, if the leverage ratio is less than or equal to 60%, but greater than 55%, and (3) from 2.65% to 2.8%, if the leverage ratio is greater than 60%. As a result of the Company’s leverage ratio at December 31, 2012, the applicable interest rate spread on the Company’s unsecured revolving credit facility and unsecured term loan will decrease by 25 basis points on March 1, 2013.

In connection with the May amendments, the Bank Debt lenders waived (i) all financial covenant non-compliance, if any, and any cross-defaults related thereto, that may have existed with respect to periods prior to the date of such amendments and (ii) any claim to increased or additional interest that may have accrued and been owed by the Company as a result of any such default or event of default described in clause (i). Such waivers are effective with respect to such default or event of default, if any, as of the date such default or event of default occurred. The Company paid $1.2 million to the lenders in connection with the May amendments and expensed $2.2 million of previously deferred financing costs associated with the unsecured term loan.

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2012, the Company was in compliance with the covenants of its unsecured term loan, secured term loan and unsecured revolving credit facility.

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

Below is a summary of certain financial covenants associated with these debt agreements at December 31, 2012 (dollars in thousands), each of which reflects the amendments described above:

Unsecured Revolving Credit Facility and Term Loans

	Credit Facility / Unsecured and Secured Term Loans		Covenant
Unencumbered Pool Leverage(1)	57.3%		≤ 65.0%
Borrowing Base Pool Leverage(2)	54.0%		≤ 65.0%
Unencumbered Pool Interest Coverage Ratio(1)	3.89	x	≥ 1.75	x
Borrowing Base Pool Debt Service Coverage Ratio(2)	1.93	x	≥ 1.50	x
Consolidated Total Leverage Ratio	54.6%		≤ 65.0%
Net Worth	$831,767		≥ $650,000
Consolidated Debt Yield	13.2%		≥ 10.0%
Maximum Dividend Payout Ratio	69.5%		≤ 95%
Fixed Charge Coverage Ratio	1.81	x	≥ 1.50	x
Restricted Investments:
Joint Ventures	5.4%		≤ 10%
Real Estate Assets Under Development	4.0%		≤ 15%
Undeveloped Land	1.8%		≤ 5%
Structured Finance Investments	3.0%		≤ 5%
Total Restricted Investments	14.2%		≤ 25%
Restricted Indebtedness:
Unhedged Variable Rate Debt	9.4%		≤ 25%
Maximum Secured Debt	26.5%		≤ 40%
Maximum Secured Recourse Debt	1.4%		≤ 15%

(1)	Does not apply to the secured term loan.
(2)	Does not apply to the unsecured revolving credit facility.

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

At December 31, 2012, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.1349%

		$350,000

Off-Balance Sheet Arrangements

The Company is secondarily liable for $7.0 million of mortgage debt, which represents its proportionate share of the mortgage debt that is secured by two properties it owns through unconsolidated joint ventures. Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the Company’s need to perform under the debt agreement is remote. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, the Company entered into separate unconsolidated joint ventures to acquire Metro Place III & IV and 1200 17th Street, NW. The Company sold its 95% interest in 1200 17th Street, NW during the third quarter of 2012. See footnote 5, Investment in Affiliates, in the notes to the Company’s consolidated financial statements for more information.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2012 (amounts in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	More than 5 Years
Mortgage loans(1)	$418,168	$107,329	$149,246	$94,568	$67,025
Secured term loan	10,000	—	10,000	—	—
Unsecured term loan	300,000	—	—	207,500	92,500
Unsecured revolving credit facility(2)	205,000	—	205,000	—	—
Interest expense(3)	116,269	33,005	47,710	23,766	11,788
Operating leases	13,784	1,291	3,087	3,256	6,150
Development and redevelopment	13,016	13,016	—	—	—
Capital expenditures	6,570	6,570	—	—	—
Tenant improvements(4)	5,431	5,431	—	—	—
Acquisition-related contractual obligations(5)	10,693	10,693	—	—	—

Total	$1,098,931	$177,335	$415,043	$329,090	$177,463

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.
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

(3)

Interest expense for the Company’s fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for the Company’s variable rate obligations is calculated using the outstanding balance and applicable interest rate at December 31, 2012 over the life of the obligation.

(4)	Includes leasehold improvement and space refurbishment costs.
(5)

Includes the Company’s $8.4 million deferred purchase price obligation for 1005 First Street, NE and contingent consideration for 840 First Street, NE and Corporate Campus at Ashburn Center, which is carried at its fair value.

On August 4, 2011, the Company formed a joint venture with an affiliate of Perseus Realty, LLC to acquire 1005 First Street, NE in Washington, D.C. for $46.8 million, of which $38.4 million was paid at closing and the remaining $8.4 million will be paid in August 2013. The Company recorded the $8.4 million deferred purchase price obligation at its fair value at the time of acquisition within “Accounts payable and other liabilities” in its consolidated balance sheets. The Company determined the fair value of the deferred purchase price by calculating the present value of the obligation that is due in 2013 using a discount rate for comparable transactions.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 common Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At December 31, 2012, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending upon the leasing of any of the vacant space.

In connection with the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. In 2012 and 2011, the Company recorded an increase of $152 thousand and $50 thousand, respectively, in its contingent consideration liability related to Corporate Campus at Ashburn Center that reflected a reduction of the period to reach stabilization. As of December 31, 2012, the Company’s total contingent consideration obligation to the former owner of Corporate Campus at Ashburn Center was approximately $1.6 million. The Company anticipates achieving stabilization per the terms of the agreement in June 2013.

On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. As of December 31, 2012, the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected on the Company’s consolidated financial statements.

As of December 31, 2012, the Company had development and redevelopment contractual obligations, which include amounts accrued at December 31, 2012, of $13.0 million outstanding, primarily related to redevelopment activities at 440 First Street, NW, located in the Company’s Washington, D.C. reporting segment. As of December 31, 2012, the Company had capital improvement obligations of $6.6 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2012. Also, as of December 31, 2012, the Company had $5.4 million of tenant improvement obligations. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility.

The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2012, the Company remained liable to those local municipalities for $1.3 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

The Company had no other material contractual obligations as of December 31, 2012.

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

FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions. The Company presents FFO per diluted share calculations that are based on the outstanding dilutive common shares plus the outstanding common Operating Partnership units for the periods presented. The Company’s presentation of FFO in accordance with NAREIT’s definition, or as adjusted by the Company, should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of its liquidity.

The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to First Potomac Realty Trust	$(7,395)	$(8,064)	$(11,443)
Less: Dividends on preferred shares	(11,964)	(8,467)	—

Net loss attributable to common shareholders	(19,359)	(16,531)	(11,443)
Add: Depreciation and amortization:
Real estate assets	66,284	59,997	41,217
Discontinued operations	131	1,147	1,993
Unconsolidated joint ventures	5,883	2,391	793
Consolidated joint ventures	(177)	(108)	(13)
Impairment of real estate assets(1)(2)	3,516	8,726	6,398
Gain on sale	(3,112)	(1,954)	(557)
Net loss attributable to noncontrolling interests in the Operating Partnership	(1,051)	(703)	(230)

FFO available to common shareholders and unitholders	52,115	52,965	38,158
Dividends on preferred shares	11,964	8,467	—

FFO	$64,079	$61,432	$38,158

Weighted average common shares and Operating Partnership units outstanding – diluted	52,921	51,663	37,950

(1)

Prior to 2011, the Company included impairment of real estate assets in its calculation of FFO, which resulted in previously reported FFO available to common shareholders of $31.8 million for the year ended December 31, 2010.

(2)

Impairment charges of $2.4 million are included in continuing operations in the Company’s consolidated statements of operations for both the years ended December 31, 2012 and 2010. The remaining impairment charges for the periods presented are included in discontinued operations in the Company’s statements of operations.

(3)

During 2012, the Company recorded a $2.9 million gain, which is reflected within continuing operations on its consolidated statements of operations, on the sale of its interest in a joint venture. During 2012, 2011 and 2010, the Company recorded gains on the sale of properties totaling $0.2 million, $2.0 million and $0.6 million, respectively, which are reflected in discontinued operations on its consolidated statements of operations.

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

The Company had $933.9 million of debt outstanding at December 31, 2012. Of the total debt outstanding, $418.9 million was fixed rate debt and $350.0 million was variable rate debt that had been swapped to a fixed interest rate. The balance of the Company’s debt, $165.0 million, was variable rate debt consisting of borrowings under unsecured and secured term loans and its unsecured revolving credit facility. A change in interest rates of 1% would result in an increase or decrease of $1.7 million in interest expense on its unhedged variable rate debt on an annualized basis.

The table below summarizes the Company’s interest rate swap agreements as of December 31, 2012 (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.1349%

		$350,000

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 12, Fair Value Measurements, in the notes to the Company’s consolidated financial statements for more information on the fair value of the Company’s debt.

The Company’s projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2012, for each of the succeeding five years are as follows (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate Debt
Mortgage debt(1)(2)	$107,329	$52,231	$97,014	$29,270	$65,298	$67,026	$418,168	$427,851

Weighted average interest rate	5.35%	5.22%	5.06%	4.91%	4.95%	5.01%
Variable Rate Debt
Secured term loan	—	10,000	—	—	—	—	$10,000	$10,000
Unsecured term loan	—	—	—	60,000	147,500	92,500	300,000	300,000
Credit facility(3)	—	—	205,000	—	—	—	205,000	205,000

Weighted average interest rate	2.87%	2.81%	2.71%	2.71%	2.74%	2.76%	$515,000	$515,000

Interest Rate Swaps
Variable to fixed(4)	—	50,000	—	60,000	147,500	92,500	$350,000	$(11,464)
Average pay rate	4.03%	4.03%	4.00%	4.00%	3.96%	3.96%
Weighted average receive rate	2.74%	2.74%	2.71%	2.71%	2.73%	2.76%

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.
(2)

Includes the Company’s $22.0 million mortgage loan which encumbers 1005 First Street, NE. The contractual interest rate of the mortgage loan is LIBOR plus 2.75%, with a 5.0% floor. The mortgage loan matures in October 2014 and we do not anticipate LIBOR to increase above 2.25% before the loan reaches maturity. LIBOR was 0.21% at December 31, 2012.

(3)

The unsecured revolving credit facility matures in January 2014 and provides for a one-year extension of the maturity date at the Company’s option, which the Company intends to exercise. The table above assumes the exercise by the Company of the one-year extension of the maturity date.

(4)	Represents the notional amounts of the hedged debt. At December 31, 2012, the Company had fixed LIBOR on $350.0 million of its variable rate debt though twelve interest rate swap agreements.

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

2) Management’s Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 81 of this Annual Report on Form 10-K. KPMG’s report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

3) Remediation of Material Weakness and Implementation of Enhancement Measures

Background

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2011 relating to the monitoring and oversight of compliance with financial covenants under its debt agreements. Specifically, management determined that the Company did not effectively maintain and operate controls over the monitoring and oversight of compliance with financial covenants under its debt agreements, including the communication of financial covenant compliance matters with the Board of Trustees and the Audit Committee, which resulted in the Company failing to identify potential exceptions to covenant compliance and to provide related financial statement disclosures regarding potential financial covenant risks or violations under our debt agreements. As further described below, the material weakness was determined to have been remediated as of December 31, 2012.

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, in response to this material weakness, in late March, the Company’s Board of Trustees appointed a special committee of independent trustees to review the facts and circumstances relating to the material weakness determination. Prior to the completion of the special committee’s work, the Board of Trustees determined in late April that a more detailed internal investigation of these matters should be undertaken by the Audit Committee, with the assistance of independent outside professionals. In July 2012, the Audit Committee completed this internal investigation and briefed the Board of Trustees regarding the results of the internal investigation and recommendations as to certain remedial actions and enhancement measures, which were subsequently adopted by the Board of Trustees as described below.

Remedial Actions and Enhancement Measures

During 2012, management took the following steps to remediate the underlying causes of the material weakness, all of which were completed and implemented, if applicable, as of December 31, 2012:

•	Evaluated and enhanced the processes surrounding the monitoring and oversight of the Company’s compliance with financial covenants under its debt agreements;

•	Instituted an additional level of review and analysis of covenant compliance calculations involving additional members of senior management;

•	Improved procedures regarding the reporting by management to the Board of Trustees and the Audit Committee regarding financial covenant calculation and compliance;

•	Engaged in a thorough review of all debt agreements and provided additional tools for key personnel to track covenant compliance requirements; and

•	Increased and accelerated outside counsel’s participation in our periodic reporting process.

In addition, in response to the findings of the internal investigation and the recommendations of the Audit Committee, the Board of Trustees adopted a number of measures designed to remediate the underlying causes of the material weakness, as well as certain other enhancement measures unrelated to the material weakness. All of the remedial measures were completed and implemented, if applicable, as of December 31, 2012, while some of the enhancement measures continue to be underway. These remedial actions and enhancement measures include the following:

•	improvements to debt covenant compliance controls, including:

•	implementing a sub-certification process in connection with the preparation and review of debt covenant compliance calculations; and

•	developing a plan to formalize the process of forecasting covenant compliance and improve modeling for such forecasting;

•	strengthening financial reporting controls, including:

•	developing a plan to enhance disclosure controls; and

•	implementing appropriate accountability protocols, such as certifications by disclosure committee members regarding matters in their areas of operational responsibility;

•	enhancement of the role of the Company’s legal and accounting functions;

•	general control enhancements, including:

•	enhancing the Company’s enterprise risk management function;

•	enhancing communication by management with the Audit Committee and outside legal counsel with respect to significant accounting and disclosure matters;

•	developing a strategy to provide more cushion on debt covenants; and

•	other enhancement measures, including, as previously disclosed, the hiring of a new chief financial officer and the engagement of a new third-party accounting firm to perform the Company’s internal audit function.

As a result of the completion and implementation of the remedial measures described above, management determined that the material weakness was remediated as of December 31, 2012.

4) Changes in Internal Control Over Financial Reporting

Other than the remedial actions and enhancement measures described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

First Potomac Realty Trust:

We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(2)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 28, 2013

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information appearing in the Company’s definitive proxy statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 22, 2013 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Information on our Board of Trustees and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement under the headings “Compensation of Trustees,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated by reference herein.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Reference is made to the Index to Financial Statements and Schedules on page 85 for a list of the financial statements and schedules included in this report.

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning page 130 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on February 28, 2013.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signature	Title

/s/ Douglas J. Donatelli	Chairman of the Board of Trustees and Chief Executive Officer
Douglas J. Donatelli

/s/ Andrew P. Blocher	Executive Vice President and Chief Financial Officer
Andrew P. Blocher

/s/ Michael H. Comer	Senior Vice President and Chief Accounting Officer
Michael H. Comer

/s/ Robert H. Arnold	Trustee
Robert H. Arnold

/s/ Richard B. Chess	Trustee
Richard B. Chess

/s/ J. Roderick Heller, III	Trustee
J. Roderick Heller, III

/s/ R. Michael McCullough	Trustee
R. Michael McCullough

/s/ Alan G. Merten	Trustee
Alan G. Merten

/s/ Terry L. Stevens	Trustee
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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

First Potomac Realty Trust:

We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 28, 2013

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(Amounts in thousands, except per share amounts)

	2012	2011
Assets:
Rental property, net	$1,450,679	$1,439,661
Assets held-for-sale	—	5,297
Cash and cash equivalents	9,374	16,749
Escrows and reserves	13,421	18,455
Accounts and other receivables, net of allowance for doubtful accounts of $1,799 and $3,065, respectively	15,271	11,404
Accrued straight-line rents, net of allowance for doubtful accounts of $530 and $369, respectively	28,133	18,028
Notes receivable, net	54,730	54,661
Investment in affiliates	50,596	72,518
Deferred costs, net	40,370	34,683
Prepaid expenses and other assets	8,597	9,275
Intangible assets, net	46,577	59,021

Total assets	$1,717,748	$1,739,752

Liabilities:
Mortgage loans	$418,864	$432,023
Senior notes	—	75,000
Secured term loan	10,000	30,000
Unsecured term loan	300,000	225,000
Unsecured revolving credit facility	205,000	183,000
Accounts payable and other liabilities	64,920	53,507
Accrued interest	2,653	2,782
Rents received in advance	9,948	11,550
Tenant security deposits	5,968	5,603
Deferred market rent, net	3,535	4,815

Total liabilities	1,020,888	1,023,280

Noncontrolling interests in the Operating Partnership	34,367	39,981
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 and 4,600 shares issued and outstanding, respectively	160,000	115,000
Common shares, $0.001 par value, 150,000 shares authorized; 51,047 and 50,321 shares issued and outstanding, respectively	51	50
Additional paid-in capital	804,584	798,171
Noncontrolling interests in consolidated partnerships	3,728	4,245
Accumulated other comprehensive loss	(10,917)	(5,849)
Dividends in excess of accumulated earnings	(294,953)	(235,126)

Total equity	662,493	676,491

Total liabilities, noncontrolling interests and equity	$1,717,748	$1,739,752

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2012, 2011 and 2010

(Amounts in thousands, except per share amounts)

	2012	2011	2010
Revenues:
Rental	$155,126	$138,261	$107,808
Tenant reimbursements and other	38,193	32,929	25,955

Total revenues	193,319	171,190	133,763

Operating expenses:
Property operating	45,936	41,123	31,606
Real estate taxes and insurance	18,262	16,563	12,431
General and administrative	23,568	16,027	14,523
Acquisition costs	49	5,042	7,169
Depreciation and amortization	66,284	59,997	41,217
Impairment of real estate assets	2,444	—	2,386
Contingent consideration related to acquisition of property	152	(1,487)	710

Total operating expenses	156,695	137,265	110,042

Operating income	36,624	33,925	23,721

Other expenses, net:
Interest expense	43,322	41,367	33,397
Interest and other income	(6,052)	(5,290)	(630)
Equity in (earnings) losses of affiliates	(40)	(20)	124
Gain on sale of investment	(2,951)	—	—
Loss (gain) on debt extinguishment	13,687	—	(164)

Total other expenses, net	47,966	36,057	32,727

Loss from continuing operations before income taxes	(11,342)	(2,132)	(9,006)

Benefit (provision) from income taxes	4,142	633	(31)

Loss from continuing operations	(7,200)	(1,499)	(9,037)

Discontinued operations:
Loss from operations	(1,342)	(9,207)	(3,195)
Gain on sale of real estate property	161	1,954	557

Loss from discontinued operations	(1,181)	(7,253)	(2,638)

Net loss	(8,381)	(8,752)	(11,675)
Less: Net loss attributable to noncontrolling interests	986	688	232

Net loss attributable to First Potomac Realty Trust	(7,395)	(8,064)	(11,443)
Less: Dividends on preferred shares	(11,964)	(8,467)	—

Net loss attributable to common shareholders	$(19,359)	$(16,531)	$(11,443)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.38)	$(0.21)	$(0.26)
Loss from discontinued operations	(0.02)	(0.14)	(0.07)

Net loss	$(0.40)	$(0.35)	$(0.33)

Weighted average common shares outstanding – basic and diluted	50,120	49,323	36,984

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

Years ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	2012	2011	2010
Net loss	$(8,381)	$(8,752)	$(11,675)
Unrealized gain on derivative instruments	295	163	1,463
Unrealized loss on derivative instruments	(5,629)	(5,733)	(396)

Total comprehensive loss	(13,715)	(14,322)	(10,608)
Net loss attributable to noncontrolling interests	986	688	232
Net loss (income) from derivative instruments attributable to noncontrolling interests	266	266	(23)

Comprehensive loss attributable to First Potomac Realty Trust	$(12,463)	$(13,368)	$(10,399)

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Equity

Years ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	Series A Preferred Shares	Common Shares	Additional Paid-in Capital	Noncontrolling Interests in Consolidated Partnerships	Accumulated Other Comprehensive Income	Dividends in Excess of Accumulated Earnings	Total Equity
Balance at December 31, 2009	$—	$31	$517,940	$—	$(1,879)	$(138,333)	$377,759
Net loss	—	—	—	—	—	(11,675)	(11,675)
Net unrealized gain on derivative instruments	—	—	—	—	1,067	—	1,067
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(23)	232	209
Dividends paid to common shareholders	—	—	—	—	—	(28,797)	(28,797)
Acquisition of partnership units	—	—	(1)	—	—	—	(1)
Shares issued in exchange for Operating Partnership units	—	—	55	—	—	—	55
Restricted stock expense	—	—	3,465	—	—	—	3,465
Exercise of stock options	—	—	44	—	—	—	44
Stock option and employee stock purchase plan expense	—	—	270	—	—	—	270
Issuance of common stock, net of net settlements	—	19	275,872	—	—	—	275,891
Adjustment of Operating Partnership units to fair value	—	—	(3,594)	—	—	—	(3,594)
Noncontrolling interest in consolidated joint venture, at acquisition	—	—	—	3,079	—	—	3,079
Loss attributable to noncontrolling interest in consolidated joint venture	—	—	—	(2)	—	—	(2)
Deconsolidation of joint venture	—	—	—	—	290	—	290

Balance at December 31, 2010	—	50	794,051	3,077	(545)	(178,573)	618,060
Net loss	—	—	—	—	—	(8,752)	(8,752)
Net unrealized loss on derivative instruments	—	—	—	—	(5,570)	—	(5,570)
Net loss attributable to noncontrolling interests	—	—	—	—	266	688	954
Dividends paid to common shareholders	—	—	—	—	—	(40,022)	(40,022)
Dividends paid to preferred shareholders	—	—	—	—	—	(8,467)	(8,467)
Shares issued in exchange for Operating Partnership units	—	—	19	—	—	—	19
Restricted stock expense	—	—	2,254	—	—	—	2,254
Exercise of stock options	—	—	96	—	—	—	96
Stock option and employee stock purchase plan expense	—	—	331	—	—	—	331
Issuance of common stock, net of net settlements	—	—	3,153	—	—	—	3,153
Issuance of preferred stock	115,000	—	(4,003)	—	—	—	110,997
Adjustment of Operating Partnership units to fair value	—	—	2,270	—	—	—	2,270
Noncontrolling interest in consolidated joint ventures, at acquisition	—	—	—	1,153	—	—	1,153
Income attributable to noncontrolling interest in consolidated joint ventures	—	—	—	15	—	—	15

Balance at December 31, 2011	115,000	50	798,171	4,245	(5,849)	(235,126)	676,491
Net loss	—	—	—	—	—	(8,381)	(8,381)
Net unrealized loss on derivative instruments	—	—	—	—	(5,334)	—	(5,334)
Net loss attributable to noncontrolling interests	—	—	—	—	266	986	1,252
Dividends paid to common shareholders	—	—	—	—	—	(40,730)	(40,730)
Dividends on preferred shares	—	—	—	—	—	(11,702)	(11,702)
Shares issued in exchange for Operating Partnership units	—	1	4,064	—	—	—	4,065
Restricted stock expense	—	—	2,961	—	—	—	2,961
Exercise of stock options	—	—	71	—	—	—	71
Stock option and employee stock purchase plan expense	—	—	611	—	—	—	611
Issuance of common stock, net of net settlements	—	—	2,114	—	—	—	2,114
Issuance of preferred stock	45,000	—	(1,482)	—	—	—	43,518
Adjustment of Operating Partnership units to fair value	—	—	(1,926)	—	—	—	(1,926)
Net distributions noncontrolling interest in consolidated joint ventures	—	—	—	(582)	—	—	(582)
Loss attributable to noncontrolling interest in consolidated joint ventures	—	—	—	65	—	—	65

Balance at December 31, 2012	$160,000	$51	$804,584	$3,728	$(10,917)	$(294,953)	$662,493

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	2012	2011	2010
Cash flow from operating activities:
Net loss	$(8,381)	$(8,752)	$(11,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations:
Gain on sale of properties	(161)	(1,954)	(557)
Depreciation and amortization	131	1,147	1,993
Impairment of real estate assets	1,072	8,726	4,013
Depreciation and amortization	67,682	60,738	42,043
Stock based compensation	3,572	2,585	3,735
Bad debt expense	702	980	1,290
Deferred income taxes	(3,533)	(23)	—
Amortization of deferred market rent	195	(656)	(1,356)
Amortization of financing costs and discounts	2,397	2,422	757
Equity in (earnings) losses of affiliates	(40)	(20)	124
Distributions from investments in affiliates	1,796	243	623
Contingent consideration related to acquisition of property	152	(1,437)	710
Impairment of real estate assets	2,444	—	2,386
Gain on sale of investment	(2,951)	—	—
Loss (gain) on debt extinguishment	2,379	—	(164)
Changes in assets and liabilities:
Escrows and reserves	5,889	(7,636)	69
Accounts and other receivables	(4,152)	(4,646)	(1,844)
Accrued straight-line rents	(10,343)	(5,523)	(1,711)
Prepaid expenses and other assets	(348)	(283)	107
Tenant security deposits	289	135	382
Accounts payable and accrued expenses	3,444	4,175	3,372
Accrued interest	(129)	612	150
Rents received in advance	(1,603)	4,510	(172)
Deferred costs	(12,664)	(17,296)	(7,611)

Total adjustments	56,220	46,799	48,339

Net cash provided by operating activities	47,839	38,047	36,664

Cash flows from investing activities:
Purchase deposit on future acquisitions	—	—	(7,403)
Investment in note receivable	—	(29,850)	(24,750)
Proceeds from sale of real estate assets	14,341	26,883	11,414
Proceeds from sale of investment	25,705
Change in escrow and reserve accounts	(61)	(1,978)	—
Additions to rental property and furniture, fixtures and equipment	(58,371)	(35,622)	(18,917)
Additions to development and redevelopment	(12,115)	(16,164)	(5,793)
Acquisition of land parcel	—	(7,500)	(3,200)
Acquisition of rental property and associated intangible assets	—	(70,523)	(279,248)
Investment in affiliates	(2,512)	(48,857)	(21,015)
Deconsolidation of joint venture	—	—	(896)

Net cash used in investing activities	(33,013)	(183,611)	(349,808)

Cash flows from financing activities:
Financing costs	(3,932)	(4,804)	(1,745)
Issuance of debt	445,400	506,000	361,998
Issuance of common shares, net	3,599	3,585	264,573
Issuance of preferred shares, net	43,518	110,997	—
Contributions from consolidated joint venture partners	—	1,153	—
Distributions to consolidated joint venture partners	(592)	—	—
Repayments of debt	(456,109)	(438,893)	(258,331)
Dividends to common shareholders	(40,730)	(40,022)	(28,797)
Dividends to preferred shareholders	(11,267)	(7,353)	—
Distributions to noncontrolling interests	(2,159)	(1,726)	(631)
Redemption of partnership units	—	—	(5)
Stock option exercises	71	96	42

Net cash (used in) provided by financing activities	(22,201)	129,033	337,104

Net (decrease) increase in cash and cash equivalents	(7,375)	(16,531)	23,960
Cash and cash equivalents, beginning of year	(11,267)	33,280	9,320

Cash and cash equivalents, end of year	$9,374	$16,749	$33,280

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2012, 2011 and 2010

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	2012	2011	2010
Cash paid for interest, net	$40,769	$38,443	$32,769
Cash paid for income based franchise taxes	714	352	—
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate	—	153,527	14,699
Contingent consideration recorded at acquisition	—	9,356	—
Redemption of common Operating Partnership units for common shares	4,064	19	55
Issuance of common Operating Partnership units in connection with the acquisition of real estate	—	28,845	3,519

Cash paid for interest on indebtedness is net of capitalized interest of $2.4 million, $1.9 million and $0.8 million in 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, 322,302, 1,300 and 4,519 common Operating Partnership units, respectively, were redeemed for an equivalent number of the Company’s common shares.

During 2011, the Company acquired seven consolidated properties and a land parcel at an aggregate purchase price of $276.6 million, including the assumption of mortgage debt with an aggregate fair value of $153.5 million. During 2011, the Company issued 1,963,388 common Operating Partnership units valued at $28.8 million in connection with the acquisition of 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition.

During 2010, the Company acquired eight consolidated properties at an aggregate purchase price of $286.2 million, including the assumption of $14.7 million of mortgage debt and the issuance of 230,876 common Operating Partnership units fair valued at $3.5 million on the date of acquisition.

On June 7, 2010, the Company issued 880,648 common shares in exchange for $13.03 million of Exchangeable Senior Notes.

On January 1, 2010, the Company deconsolidated the joint ventures that own RiversPark I and removed all related assets and liabilities from its consolidated balance sheets as of the date of deconsolidation. Amounts shown on the statements of cash flows represent cash held by RiversPark I, which was included in the Company’s consolidated balance sheets at December 31, 2009, and subsequently removed on its date of deconsolidation. For more information, see footnote 5, Investment in Affiliates.

During 2012, 2011 and 2010, certain of the Company’s employees surrendered common shares owned by them valued at $1.3 million, $0.4 million and $1.2 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office, business park and industrial properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to in91crease their profitability and value. The Company’s portfolio contains a mix of single-tenant and multi-tenant office and industrial properties as well as business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; business parks contain buildings with office features combined with some industrial property space; and industrial properties generally are used as warehouse, distribution or manufacturing facilities.

References in these consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of December 31, 2012, owned a 95.2% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At December 31, 2012, the Company wholly-owned or had a controlling interest in properties totaling 13.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can support approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.0% occupied by 626 tenants at December 31, 2012. The Company did not include square footage that was in development or redevelopment, which totaled 0.3 million square feet at December 31, 2012, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of December 31, 2012, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 24% of the Company’s total annualized cash basis rent. The U.S. Government accounted for 22% of the Company’s outstanding accounts receivable at December 31, 2012. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2012, the Company had consolidated total revenues of $193.3 million and consolidated total assets of approximately $1.7 billion. Financial information related to the Company’s four reporting segments is set forth in footnote 17, Segment Information, to the Company’s consolidated financial statements.

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

(c) Revenue Recognition and Accounts Receivable

The Company generates substantially all of its revenue from leases on its office and industrial properties as well as business parks. The Company recognizes rental revenue on a straight-line basis over the term of its leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made. During 2012 and 2011, the Company wrote-off, net of recoveries, $1.8 million and $1.6 million, respectively, of uncollectable amounts from tenants. The Company considers similar criteria in assessing impairment associated with outstanding loans or notes receivable and whether any allowance for anticipated credit loss is appropriate.

Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in “Tenant reimbursements and other revenues” in its consolidated statements of operations of $2.0 million, $0.8 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

(e) Escrows and Reserves

Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, leasing commissions and tenant improvements. The Company reflects cash inflows and outflows from its escrows and reserves accounts related to debt service, real estate taxes, insurance and leasing commissions within net cash provided by operating activities and its cash inflows and outflows related tenant improvements within net cash used by investing activities on its consolidated statements of cash flows.

(f) Deferred Costs

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. Leasing costs related to the execution of tenant leases and lease incentives are deferred and amortized ratably over the term of the related leases. Accumulated amortization of these combined costs was $20.8 million and $17.1 million at December 31, 2012 and 2011, respectively.

The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2012 (amounts in thousands):

	Deferred Financing(1)	Leasing(2)	Lease Incentive(3)
2013	$2,798	$5,462	639
2014	921	4,673	604
2015	566	4,007	594
2016	438	3,448	594
2017	325	2,617	510
Thereafter	426	8,034	2,154

	$5,474	$28,241	$5,095

(1)	Excludes $51 thousand of deferred financing fees that have not been placed in-service or amortized.
(2)

Excludes the amortization of $1.3 million of leasing costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the period over which the leasing costs will be amortized has yet to be determined.

(3)	Excludes $0.2 million of unamortized lease incentives that were accrued as of December 31, 2012.

(g) Rental Property

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress and interest on the direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during 2012, 2011 and 2010. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

(i) Investment in Affiliates

The Company may continue to grow its portfolio by entering into ownership arrangements with third parties for which it does not have a controlling interest. The structure of the arrangement may affect the Company’s accounting treatment as the entities may qualify as variable interest entities (“VIE”) based on disproportionate voting to equity interests, or other factors. In determining whether to consolidate an entity, the Company assesses the structure and intent of the entity relationship as well its power to direct major decisions regarding the entity’s operations. When the Company’s investment in an entity meets the requirements for the equity method of accounting, it will record its initial investment in its consolidated balance sheets as “Investment in affiliates.” The initial investment in the entity is adjusted to recognize the Company’s share of earnings, losses, distributions received from the entity or additional contributions. Basis differences, if any, are recognized over the life of the venture as an adjustment to “Equity in (earnings) losses of affiliates” in the Company’s consolidated statements of operations. The Company’s respective share of all earnings or losses from the entity will be recorded in its consolidated statements of operations as “Equity in (earnings) losses of affiliates.”

When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities, operating results and cash flows within its consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the permanent equity section of the Company’s consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and for any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party will be recorded in the Company’s consolidated statements of operations as a component of “Net loss attributable to noncontrolling interests.”

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

In conjunction with the Company’s initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of Intangible assets, net on the consolidated balance sheets. In 2011, the Company recognized additional goodwill of $4.8 million representing the residual difference between the consideration transferred for the purchase of 840 First Street, NE, which was acquired in March 2011, and the acquisition date fair value of the identifiable assets acquired and liabilities assumed and deferred taxes representing the difference between the fair value of acquired assets at acquisition and the carryover basis used for income tax purposes. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to the Company’s appropriate reporting unit in a reasonable and consistent manner.

The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with GAAP. In 2011, new accounting guidance was issued, which the Company adopted, that permits the Company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test for that reporting unit. The Company assesses the impairment of its goodwill based on such qualitative factors as general economic conditions, industry and market conditions, market competiveness, overall financial performance (such as negative cash flows) and other entity specific events. As of December 31, 2012, the Company concluded that it was more likely than not that the fair value of its reporting units exceeded its carrying value, and as a result, the Company determined that it was unnecessary to perform any additional testing for goodwill impairment. No goodwill impairment losses were recognized during 2012, 2011 and 2010.

(l) Derivative Instruments

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

(m) Income Taxes

The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company has certain subsidiaries, including a taxable REIT subsidiary (“TRS”) and an entity that has elected be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. A designated REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. The Company’s TRS was inactive in 2012, 2011 and 2010. See footnote 8, Income Taxes, for further information.

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases and for operating losses, capital losses and tax credit carryovers based on tax rates to be effective when amounts are realized or settled. The Company will recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on available evidence, including future reversals of existing temporary differences, future projected taxable income and tax planning strategies. The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2012, 2011 and 2010, the Company did not record any uncertain tax positions.

(n) Share-Based Payments

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, the Company uses a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding period that is equivalent to the award’s expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, the Company uses the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, the Company uses a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

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

The Company will establish a provision for anticipated credit losses associated with its notes receivable and debt investments when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during 2012, 2011 and 2010.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see footnote 9, Discontinued Operations.

(q) Application of New Accounting Standards

In June 2011, new accounting guidance was issued that allows only two options for presenting the components of net income (loss) and comprehensive income (loss): (1) in a single continuous financial statement, a statement of comprehensive income (loss), or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income (loss). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the consolidated financial statements. In the fourth quarter of 2011, the requirements to present reclassifications from other comprehensive income to net income were indefinitely deferred. The requirements to present comprehensive income in one of the options mentioned above were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the new requirements on January 1, 2012. The Company’s adoption of this update changed the order in which its consolidated financial statements are presented as the Company elected to present a separate consolidated statement of comprehensive loss.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	2012	2011	2010
Numerator for basic and diluted earnings per common share:
Loss from continuing operations	$(7,200)	$(1,499)	$(9,037)
Loss from discontinued operations	(1,181)	(7,253)	(2,638)

Net loss	(8,381)	(8,752)	(11,675)
Less: Net loss from continuing operations attributable to noncontrolling interests	922	385	181
Less: Net loss from discontinued operations attributable to noncontrolling interests	64	303	51

Net loss attributable to First Potomac Realty Trust	(7,395)	(8,064)	(11,443)
Less: Dividends on preferred shares	(11,964)	(8,467)	—

Net loss attributable to common shareholders	(19,359)	(16,531)	(11,443)
Less: Allocation to participating securities	(620)	(591)	(596)

Net loss attributable to common shareholders	$(19,979)	$(17,122)	$(12,039)

Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding – basic and diluted	50,120	49,323	36,984
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.38)	$(0.21)	$(0.26)
Loss from discontinued operations	(0.02)	(0.14)	(0.07)

Net loss	$(0.40)	$(0.35)	$(0.33)

In accordance with GAAP regarding earnings per common share, the Company did not include the following potential weighted average common shares in its calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	2012	2011	2010
Stock option awards	1,462	904	836
Non-vested share awards	553	401	323
Conversion of Exchangeable Senior Notes(1)	—	814	1,098
Series A Preferred Shares(2)	12,162	7,674	—

	14,177	9,793	2,257

(1)

On December 15, 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes. During 2011 and 2010, each $1,000 principal amount of the Exchangeable Senior Notes was convertible into 28.039 common shares.

(2)

In January 2011 and March 2012, the Company issued 4.6 million and 1.8 million, respectively, Series A Preferred Shares, which are only convertible into the Company’s common shares upon certain changes in control of the Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price.

(4) Rental Property

Rental property represents property, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following at December 31 (amounts in thousands):

	2012	2011
Land and land improvements	$387,047	$384,409
Buildings and improvements	1,086,694	1,052,341
Construction in process	56,614	70,362
Tenant improvements	145,910	116,148
Furniture, fixtures and equipment	5,498	5,400

	1,681,763	1,628,660
Less: accumulated depreciation	(231,084)	(188,999)

	$1,450,679	$1,439,661

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years or, in the case of tenant improvements, the shorter of the useful life of the asset or the term of the underlying lease.

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of December 31, 2012 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities(1)	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	712	—	$—	135	$16,270
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	—	—
Southern Virginia	841	118	298	—	—

	2,371	118	$298	135	$16,270

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs, as well as the property’s original cost basis.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. The Company is in the process of redeveloping the entire property, including adding additional square footage. At December 31, 2012, the Company’s investment in the redevelopment project, including property basis, was approximately $40 million.

During 2012, the Company placed in-service development and redevelopment efforts on 302,000 square feet of space, which was primarily office space, and all of which is located in its Northern Virginia reporting segment. The Company will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At December 31, 2012, the Company had no completed development and redevelopment activities that have yet to be placed in service.

During 2011, the Company completed and placed in-service redevelopment efforts on 93,000 square feet of business park and industrial space, which includes 13,000 square feet in its Maryland reporting segment, 41,000 square feet in its Northern Virginia reporting segment and 39,000 square feet in its Southern Virginia reporting segment. No development efforts were placed in-service in 2011.

During 2011, the Company acquired 1005 First Street, NE, in its Washington, D.C. reporting segment. The site currently has a 30,000 square foot building that is occupied by Greyhound Lines, Inc. (“Greyhound”), which leased back the site under a ten-year lease agreement with a termination option, at no penalty, after the second year. During the fourth quarter of 2012, Greyhound relocated its operations to nearby Union Station, and its lease at 1005 First Street, NE is scheduled to terminate in August 2013. The joint venture anticipates developing the 1.6 acre site, which can accommodate development of up to approximately 712,000 square feet.

(5) Investment in Affiliates

The Company owns an interest in several joint ventures that own properties. The Company does not control the activities that are most significant to the joint ventures. As a result, the assets, liabilities and operating results of these noncontrolled joint ventures are not consolidated within the Company’s consolidated financial statements. The Company’s investments in these joint ventures are recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investment in affiliates consisted of the following at December 31 (dollars in thousands):

		2012
	Reporting Segment	Ownership Interest	Company Investment	Debt	Recourse Debt(1)
Metro Place III & IV	Northern Virginia	51%	$26,679	$50,002	$—
1750 H Street, NW	Washington, D.C.	50%	16,130	29,425	—
Aviation Business Park	Maryland	50%	4,713	—	—
RiversPark I and II	Maryland	25%	3,074	28,000	7,000

			$50,596	$107,427	$7,000

		2011
	Reporting Segment	Ownership Interest	Company Investment	Debt	Recourse Debt(1)
1200 17th Street, NW	Washington, D.C.	95%	$20,426	$20,000	$—
Metro Place III & IV	Northern Virginia	51%	27,856	50,954	—
1750 H Street, NW	Washington, D.C.	50%	16,749	30,382	—
Aviation Business Park	Maryland	50%	4,699	—	—
RiversPark I and II	Maryland	25%	2,788	28,000	7,000

			$72,518	$129,336	$7,000

(1)	Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the

Company’s need to perform under the debt agreement is remote.

On August 24, 2012, the Company sold its 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th street, NW in Washington D.C. for net proceeds to the Company of $25.7 million, net of a repayment of the mortgage loan that encumbered the property. During the third quarter of 2012, the Company recorded a $3.0 million gain on the sale of its 95% interest in the unconsolidated joint venture as “Gain on sale of investment” in its consolidated statements of operations. From the time of its acquisition through to the time of its sale, the Company had placed 1200 17th street, NW under development.

On November 18, 2011, the Company acquired a 51% interest in an unconsolidated joint venture that owns Metro Place III and IV in Fairfax, Virginia for $53.6 million. The acquisition was funded, in part through the assumption of a $51.0 million mortgage loan, of which $26.0 million was allocable to the Company’s interest in the joint venture, but not recourse to the Company. The balance of the Company’s portion of the purchase price was funded using a draw on its unsecured revolving credit facility and available cash.

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

During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by Aviation Business Park for $8.0 million. On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P., which it has a 50% interest, and took title to the property through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. The joint venture recognized the acquisition date fair value of $126 thousand in contingent consideration related to the expected payments due to meeting certain leasing hurdles under the terms of a fee agreement with the former owner. As of December 31, 2012, the Company remains liable, in the event of default by the joint venture, for contingent consideration of $63 thousand, or 50% of the total, which reflects its ownership percentage.

The net assets of the Company’s unconsolidated joint ventures consisted of the following at December 31 (amounts in thousands):

	2012	2011
Assets:
Rental property, net	$198,411	$242,767
Cash and cash equivalents	6,224	4,009
Other assets	17,377	22,734

Total assets	222,012	269,510

Liabilities:
Mortgage loans(1)	109,427	132,370
Other liabilities	6,687	7,207

Total liabilities	116,114	139,577

Net assets	$105,898	$129,933

(1)	Includes mortgage debt fair value adjustments.

The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in (earnings) losses of affiliates.”

The following table summarizes the results of operations of the Company’s unconsolidated joint ventures at December 31, which due to its varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in its consolidated statements of operations (amounts in thousands):

	2012	2011	2010
Total revenues	$24,945	$13,389	$5,923
Total operating expenses	(7,377)	(4,330)	(1,547)

Net operating income	17,568	9,059	4,376
Depreciation and amortization	(12,564)	(5,725)	(2,695)
Interest expense, net	(4,326)	(3,450)	(2,160)
(Provision) benefit for income taxes	(21)	176	(24)

Net income (loss)	$657	$60	$(503)

The Company earns various fees from several of its unconsolidated joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized $0.5 million, $0.6 million and $0.2 million in fees from its unconsolidated joint ventures in 2012, 2011 and 2010, respectively.

(6) Notes Receivable

Below is a summary of the Company’s notes receivable at December 31, 2012 and 2011 (dollars in thousands):

	Balance at December 31, 2012
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(171)	$24,829	12.5%	950 F Street, NW
April 2011	30,000	(99)	29,901	9.0%	America’s Square

	$55,000	$(270)	$54,730

	Balance at December 31, 2011
Issued	Face Amount	Unamortized Origination Costs	Balance	Interest Rate	Property
December 2010	$25,000	$(211)	$24,789	12.5%	950 F Street, NW
April 2011	30,000	(128)	29,872	9.0%	America’s Square

	$55,000	$(339)	$54,661

In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square-foot office complex in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 9.0%, matures on May 1, 2016 and is repayable in full on or after October 16, 2012, subject to yield maintenance. The loan requires interest-only payments through May 2013, at which time the loan requires principal and interest payments through its maturity date. The interest rate on the loan is constant throughout the life of the loan. The transaction was funded by a draw on the Company’s unsecured revolving credit facility. The Company recorded interest income of $2.7 million and $2.0 million during 2012 and 2011, respectively, and payments under the loan were current at December 31, 2012.

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot, office/retail building in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan has a fixed interest rate of 12.5%, matures on April 1, 2017 and is repayable in full on or after December 21, 2013. The loan is an interest-only loan with a constant interest rate over the life of the loan. The transaction was funded by a draw on the Company’s unsecured revolving credit facility. The Company recorded interest income of $3.2 million during both 2012 and 2011 and $0.1 million during 2010. Payments under the loan were current at December 31, 2012.

The notes require monthly payments of interest to the Company. During 2012, the Company recorded income from the amortization of origination costs of $0.1 million within “Interest and other income” on its consolidated statements of operations for the years ended December 31, 2012 and December 31, 2011. Income from the amortization of origination costs in 2010 was insignificant.

(7) Intangible Assets

Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2012			2011
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
In-place leases	$52,982	$(21,282)	$31,700	$56,422	$(15,543)	$40,879
Customer relationships	1,001	(433)	568	1,001	(275)	726
Leasing commissions	8,999	(3,447)	5,552	9,500	(2,390)	7,110
Marketing and leasing	179	(81)	98	205	(33)	172
Deferred market rent assets	3,463	(1,734)	1,729	4,572	(1,368)	3,204
Goodwill	6,930	—	6,930	6,930	—	6,930

	$73,554	$(26,977)	$46,577	$78,630	$(19,609)	$59,021

Deferred market rent liability	$8,523	$(4,988)	$3,535	$9,757	$(4,942)	$4,815

The Company recognized $10.7 million, $13.6 million and $5.5 million of amortization expense on intangible assets for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, the Company recognized a reduction of rental revenue of $0.2 million through the net amortization of deferred market rent assets and deferred market rent liabilities. The Company recognized $0.4 million and $1.4 million of rental revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the years ended December 31, 2011 and 2010, respectively. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of intangible assets, were $1.1 million, $0.6 million and $0.2 million during 2012, 2011 and 2010, respectively.

Projected amortization of intangible assets, including deferred market rent assets and liabilities, as of December 31, 2012, for each of the five succeeding fiscal years is as follows (amounts in thousands):

2013	$8,224
2014	6,976
2015	6,052
2016	4,864
2017	2,073
Thereafter	7,923

$36,112

(8) Income Taxes

During 2011 and 2010, the Company acquired properties located in Washington, D.C. that are subject to local income based franchise taxes at an effective rate of 9.975%. The Company’s deferred tax assets and liabilities associated with the 2011 and 2010 acquisitions were primarily associated with differences in the GAAP and tax basis of real estate assets, particularly acquisition costs, but also included intangible assets and deferred market rent assets and liabilities that were associated with properties located in Washington, D.C. The Company recognized a benefit from income taxes of $0.6 million during 2011 and a provision for income taxes of $31 thousand during 2010. The Company will recognize deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

During the third quarter of 2012, there was a change in tax regulations in the District of Columbia that requires the Company to file a unitary tax return, which allows for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate expected to be in effect as these timing differences reverse. Largely as a result of the change in regulations, the Company recognized a benefit from income taxes of $4.1 million during 2012. At December 31, 2012, the Company had recorded a $1.0 million receivable within “Accounts and other receivables” in its consolidated balance sheets for an expected tax refund associated with its 2011 tax payments and the estimated payments made in 2012 arising from the change in regulations in 2012. At December 31, 2012, the Company did not have any recorded deferred tax assets or deferred tax liabilities compared to deferred tax assets totaling $1.4 million recorded within “Prepaid expenses and other assets” and deferred tax liabilities totaling $5.0 million recorded within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets at December 31, 2011. The Company also has interests in an unconsolidated joint venture that owns real estate in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to this unconsolidated joint venture is reflected within “Equity in (earnings) losses of affiliates” in the Company’s consolidated statements of operations.

The Company did not record a valuation allowance against its deferred tax assets for any period presented. The Company did not recognize any deferred tax assets or liabilities as a result of uncertain tax positions and had no material net operating loss, capital loss or alternative minimum tax carryovers. There was no benefit or provision for income taxes associated with the Company’s discontinued operations for any period presented.

As the Company believes it both qualifies as a REIT and will not be subject to federal income tax, a reconciliation between the income tax provision calculated at the statutory federal income tax rate and the actual income tax provision has not been provided.

(9) Discontinued Operations

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Sale Proceeds
Owings Mills Business Park	Maryland	11/7/2012	Business Park	38,779	$3,472
Goldenrod Lane	Maryland	5/31/2012	Office	23,518	2,663
Woodlands Business Center	Maryland	5/8/2012	Office	37,887	2,885
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429	5,153
Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488	11,251
Gateway West	Maryland	5/27/2011	Office	111,481	4,809
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208	10,824
7561 Lindbergh Drive	Maryland	6/16/2010	Industrial	36,000	3,911
Deer Park	Maryland	4/23/2010	Business Park	171,125	7,511

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during 2012, 2011 and 2010.

The following table summarizes the components of net loss from discontinued operations for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Revenues	$626	$2,876	$6,527
Property operating expenses	(534)	(1,842)	(3,365)
Depreciation and amortization	(131)	(1,148)	(1,993)
Interest expense, net of interest income	(231)	(367)	(351)
Impairment of real estate assets	(1,072)	(8,726)	(4,013)

Loss from operations of disposed property	(1,342)	(9,207)	(3,195)
Gain on sale of real estate property	161	1,954	557

Net loss from discontinued operations	$(1,181)	$(7,253)	$(2,638)

(10) Debt

The Company’s borrowings consisted of the following at December 31 (dollars in thousands):

	2012	2011
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through July 2022	$418,864	$432,023
Series A senior notes, effective interest rate of 6.41%(1)	—	37,500
Series B senior notes, effective interest rate of 6.55%(1)	—	37,500
Secured term loan, effective interest rate of LIBOR plus 4.50%, maturing in January 2014(2)(3)	10,000	30,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.40% to LIBOR plus 2.55%, with staggered maturity dates ranging from July 2016 to July 2018(3)(4)	300,000	225,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.75%, maturing January 2015(3)(5)	205,000	183,000

	$933,864	$945,023

(1)

On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Series A and Series B senior notes with borrowings under the Company’s unsecured revolving credit facility.

(2)	In January 2013, the loan’s applicable interest rate increased to LIBOR plus 5.50%.
(3)	At December 31, 2012, LIBOR was 0.21%.
(4)	In February 2012, the Company increased its unsecured term loan by $75.0 million to $300.0 million.
(5)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(a)	Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at December 31, 2012 and 2011 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	December 31, 2012	December 31, 2011
Campus at Metro Park North(1)	7.11%	5.25%		February 2012	$—	$21,692
One Fair Oaks(2)	6.31%	6.72%		June 2012	—	52,604
1434 Crossways Blvd Building II(1)	7.05%	5.38%		August 2012	—	9,099
Crossways Commerce Center(1)	6.70%	6.70%		October 2012	—	23,720
Newington Business Park Center(1)	6.70%	6.70%		October 2012	—	14,963
Prosperity Business Center(1)	6.25%	5.75%		January 2013	3,242	3,381
Cedar Hill(3)	6.00%	6.58%		February 2013	15,404	15,838
Merrill Lynch Building(3)	6.00%	7.29%		February 2013	13,291	13,571
1434 Crossways Blvd Building I(3)	6.25%	5.38%		March 2013	7,650	7,943
Linden Business Center	6.01%	5.58%		October 2013	6,747	6,918
840 First Street, NE	5.18%	6.05%		October 2013	54,704	55,745
Owings Mills Business Center(4)	5.85%	5.75%		March 2014	—	5,338
Annapolis Business Center	5.74%	6.25%		June 2014	8,223	8,360
Cloverleaf Center(5)	6.75%	6.75%		October 2014	16,595	16,908
1005 First Street, NE(6)	LIBOR + 2.75%	5.80%		October 2014	22,000	—
Jackson Loan(7)	5.19%	5.19%		August 2015	96,132	97,681
Hanover Business Center:
Building D	8.88%	6.63%		August 2015	391	520
Building C	7.88%	6.63%		December 2017	791	920
Chesterfield Business Center:
Buildings C,D,G and H	8.50%	6.63%		August 2015	1,036	1,369
Buildings A,B,E and F	7.45%	6.63%		June 2021	2,060	2,235
Mercedes Center– Note 1(5)	4.67%	6.04%		January 2016	4,677	4,713
Mercedes Center – Note 2(5)	6.57%	6.30%		January 2016	9,498	9,722
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	833	1,016
Hillside Center	5.75%	4.62%		December 2016	13,741	14,122
Redland Corporate Center	4.20%	4.64%		November 2017	68,209	—
500 First Street, NW	5.72%	5.79%		July 2020	37,730	38,277
Battlefield Corporate Center	4.26%	4.40%		November 2020	4,003	4,149
Airpark Business Center	7.45%	6.63%		June 2021	1,123	1,219
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	30,784	—

		5.49	%(8)		418,864	432,023
Unamortized fair value adjustments					(696)	(1,147)

Total contractual principal balance					$418,168	$430,876

(1)	The loan was repaid at maturity with borrowings under the Company’s unsecured revolving credit facility.
(2)

The loan was repaid in June 2012 with the issuance of a $40.0 million senior secured term loan, which was subsequently repaid in late June 2012, and borrowings under the Company’s unsecured revolving credit facility.

(3)	The loan was repaid in February 2013 with proceeds from the issuance of a senior secured term loan facility.
(4)

In October 2012, the Company used $5.7 million of available cash to defease the mortgage loan encumbering Owings Mills Business Park. Subsequent to the defeasance of the mortgage loan, the Company sold two of the six buildings at Owings Mills Business Park.

(5)	Of the mortgage loan totals, $3.5 million encumbered by Cloverleaf Center and $5.0 million encumbered by Mercedes Center are recourse to the Company.
(6)

The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at the Company’s option. At December 31, 2012, LIBOR was 0.21%.

(7)

At December 31, 2012, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and 15395 John Marshall Highway. The terms of the loan allow the Company to substitute collateral as long as certain debt-service coverage and loan-to-value ratios are maintained.

(8)	Weighted average interest rate on total mortgage debt.

With the exception of the mortgage debt identified in the above table, the Company’s mortgage debt is recourse solely to specific assets. The Company had 27 and 32 consolidated properties that secured mortgage debt at December 31, 2012 and 2011, respectively.

The Company has originated or assumed the following mortgages since January 1, 2011 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Amount
October	2012	1005 First Street, NE(1)	5.80%	$22,000	(1)
September	2012	Redland Corporate Center(1)	4.64%	68,400	(1)
June	2012	1211 Connecticut Avenue, NW	4.47%	31,000
November	2011	Hillside Center	4.62%	14,154
April	2011	One Fair Oaks	6.72%	52,909
March	2011	840 First Street, NE	6.05%	56,482
February	2011	Cedar Hill	6.58%	16,187
February	2011	Merrill Lynch Building	7.29%	13,796

(1)

The Company has a 97% ownership interest in the property through a consolidated joint venture. The mortgage balances in the chart above reflect the entire mortgage balance, which is reflected in the Company’s consolidated balance sheets.

The Company has repaid the following mortgages since January 1, 2011 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
February	2013	1434 Crossways Boulevard, Building I	5.38%	$7,597
February	2013	Merrill Lynch Building	7.29%	13,273
February	2013	Cedar Hill	6.58%	15,364
January	2013	Prosperity Business Center	5.75%	3,242
October	2012	Owings Mills Business Center	5.75%	5,235
October	2012	Newington Business Park Center	6.70%	14,736
October	2012	Crossways Commerce Center	6.70%	23,361
August	2012	1434 Crossways Blvd, Bldg II	5.38%	8,866
June	2012	One Fair Oaks	6.72%	52,400
February	2012	Campus at Metro Park North	5.25%	21,618
July	2011	4612 Navistar Drive	5.20%	11,941
July	2011	403/405 Glenn Drive	5.50%	7,807
April	2011	Aquia Commerce Center I	7.28%	318
January	2011	Indian Creek Court	5.90%	11,982

(b)	Senior Notes

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

Unsecured Term Loan

On July 18, 2011, the Company entered into a three-tranche $175.0 million unsecured term loan, which was increased on December 31, 2011 to $225.0 million. The unsecured term loan’s three tranches have maturity dates staggered in one-year intervals. In February 2012, the Company further expanded the term loan by $75.0 million, to a total indebtedness of $300.0 million. The proceeds from the term loan expansion in February 2012 were used to pay down $73.0 million of the outstanding balance under the Company’s unsecured revolving credit facility and other general corporate purposes.

The table below shows the outstanding balances of the three tranches of the $300.0 million unsecured term loan at December 31, 2012 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	July 2016	$60,000	LIBOR, plus 240 basis points
Tranche B	July 2017	147,500	LIBOR, plus 250 basis points
Tranche C	July 2018	92,500	LIBOR, plus 255 basis points

		$300,000

(1)	The interest rate spread is subject to change based on the Company’s maximum total indebtedness ratio at December 31, 2012. For more information, see footnote 10(f) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially similar to those contained in the Company’s unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that the Company satisfy certain financial covenants that are also substantially similar to those contained in the Company’s unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable. As of December 31, 2012, the Company was in compliance with all the financial covenants of the unsecured term loan.

Secured Term Loans

On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007, which resulted in the repayment of $10.0 million of the principal balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The first two $10 million loans were paid on their respective maturity dates. On December 27, 2012, the Company prepaid the third $10.0 million loan, which was scheduled to mature on January 15, 2013. At December 31, 2012, the loan’s applicable interest rate was LIBOR plus 450 basis points, which increased to 550 basis points on January 1, 2013. Interest on the loan is payable on a monthly basis. The Company’s secured term loan contains several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the loan and accrued interest to become immediately due and payable. The Company was in compliance with all the financial covenants of the secured term loan as of December 31, 2012.

On June 11, 2012, the Company entered into a three-month, $40.0 million senior secured term loan, with an interest rate of LIBOR plus 275 basis points. The proceeds from the loan, together with a draw on the Company’s unsecured revolving credit facility, were used to repay a $52.4 million mortgage loan encumbering One Fair Oaks. On June 28, 2012, the Company repaid the $40.0 million senior secured term loan and all accrued interest thereunder with a draw on the Company’s unsecured revolving credit facility and proceeds from the issuance of a $31.0 million mortgage loan that closed on June 28, 2012, with a contractual interest rate of 4.22%, encumbering 1211 Connecticut Avenue, NW.

In February 2013, the Company entered into a senior secured multi-tranche term loan facility (the “Bridge Loan”) with KeyBank, National Association and borrowed $37.5 million to repay a $15.4 million mortgage loan that encumbered Cedar Hill, a $13.3 million mortgage loan that encumbered the Merrill Lynch Building and a $7.6 million mortgage loan that encumbered a building at Crossways Commerce Center. The Bridge Loan has a borrowing capacity up to $40.0 million, which can be drawn in four separate tranches by March 31, 2013. The Bridge Loan has a variable interest rate of LIBOR plus a spread of 2.15% and matures in November 2013, with a three-month extension at the Company’s option. The Company can repay all or a portion of the Bridge Loan at any time during the term of the loan.

(e) Unsecured Revolving Credit Facility

The weighted average borrowings outstanding under the unsecured revolving credit facility were $178.8 million with a weighted average interest rate of 2.9% during 2012, compared with $147.2 million and 2.9%, respectively, during 2011. The Company’s maximum outstanding borrowings were $250.0 million and $232.0 million during 2012 and 2011, respectively. At December 31, 2012, outstanding borrowings under the unsecured revolving credit facility were $205.0 million with a weighted average interest rate of 3.0%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. At December 31, 2012, the available capacity under the unsecured revolving credit facility was $50.0 million. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants. At December 31, 2012, LIBOR was 0.21% and the applicable spread on the Company’s unsecured revolving credit facility was 275 basis points. The spread will decrease by 25 basis points based on the Company’s maximum consolidated total indebtedness ratio at December 31, 2012. As of December 31, 2012, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility.

(f) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2012, the Company was in compliance with the covenants of its unsecured term loan, secured term loan and unsecured revolving credit facility.

On May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan (together, the “Bank Debt”) to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In addition, the unsecured revolving credit facility and the unsecured term loan were amended to give the lenders the right, at their option, to record mortgages on substantially all of the Company’s unencumbered properties, which they have not yet elected to do as of the date of this Annual Report on Form 10-K. The unsecured term loan was also amended to convert the facility from a fixed interest rate spread over LIBOR to an interest rate spread that floats based on the Company’s maximum consolidated total indebtedness ratio. The floating rate spread increased the pricing of the unsecured term loan by 25 basis points and can increase by an additional 25 basis points to the extent the Company’s leverage levels increase further or can revert to the original pricing if the Company’s leverage ratio improves. As a result of the Company’s leverage ratio at December 31, 2012, the applicable interest rate spread on the Company’s unsecured revolving credit facility and unsecured term loan will decreased by 25 basis points on March 1, 2013.

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

In February 2013, the Company and its bank lenders amended the Bank Debt agreements by extending the December 31, 2012 requirements under the consolidated total leverage, unencumbered pool leverage and consolidated debt yield covenants through the third quarter of 2013. Prior to the amendments, each of these covenants was scheduled to become more restrictive beginning in the first quarter of 2013. The Company also amended the covenants relating to tangible net worth and asset dispositions to address the impact that the potential industrial portfolio sale would have on those covenants.

(g) Interest Rate Swap Agreements

At December 31, 2012, the Company had fixed LIBOR, at a weighted average interest rate of 1.5%, on $350.0 million of its variable rate debt through twelve interest rate swap agreements. See footnote 11, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

(h) Aggregate Debt Maturities

The Company’s aggregate debt maturities as of December 31, 2012 are as follows (amounts in thousands):

2013(1)	$107,329
2014	62,231
2015(2)	302,014
2016	89,270
2017	212,798
Thereafter	159,526

933,168
Unamortized fair value adjustments	696

$933,864

(1)	Includes $39.6 million of mortgage debt that was repaid as of the end of February 2013.
(2)

The Company’s unsecured revolving credit facility matures in January 2014 and provides for a one-year extension of the maturity date at the Company’s option, which it intends to exercise. The table above assumes the Company exercises the one-year extension.

(11) Derivative Instruments

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any cash received or paid as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any ineffectiveness associated with its cash flow hedges in 2012, 2011 and 2010, which would have been recorded into earnings or losses, and does not expect any future ineffectiveness. Therefore, as of December 31, 2012, no amounts have been or are expected to be reclassified from “Accumulated other comprehensive loss” into earnings or losses.

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. At December 31, 2012, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.1349%

		$350,000

(12) Fair Value Measurements

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2012 and 2011 (amounts in thousands):

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$15,955	$—	$15,955	$—
Recurring Measurements:
Derivative instrument-swap liabilities	11,464	—	11,464	—

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$10,583	$—	$5,250	$5,333
Recurring Measurements:
Derivative instrument-swap liabilities	6,129	—	6,129	—

With the exception of its contingent consideration obligations, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the years ended December 31, 2012 and 2011. Also, no transfers into and out of fair value measurements levels for assets or liabilities that are measured on a recurring basis occurred during the years ended December 31, 2012 and 2011.

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

In November 2012, the Company sold two of the six buildings at Owings Mills Business Park, which is located in the Company’s Maryland reporting segment. Based on the anticipated sales price of the two buildings that were subsequently sold, the Company recorded an impairment charge of $2.4 million on the four buildings that remained in the Company’s portfolio in the first quarter of 2012.

During the fourth quarter of 2011, the Company reduced its intended holding period for its Woodlands Business Center and Goldenrod Lane properties, which are both located in the Company’s Maryland reporting segment. Based on an analysis of each property’s cash flows over the Company’s reduced holding period for each respective property, the Company recorded impairment charges of $1.6 million and $0.9 million, respectively, in the fourth quarter of 2011. During the third quarter of 2011, the Company reduced its intended holding period for its Airpark Place Business Center property, which is located in its Maryland reporting segment. Based on an analysis of the property’s anticipated cash flows over the Company’s reduced holding period for the property, the Company recorded an impairment charge of $3.1 million in the third quarter of 2011. The Company sold all three properties during 2012.

The Company incurred impairment charges of $3.5 million, $8.7 million and $6.4 million during 2012, 2011 and 2010, respectively. Of the total impairment charges recorded in 2012 and 2010, $2.4 million related to four buildings at Owings Mills Business Park and $2.4 million related to Mercedes Center (located in the Company’s Maryland reporting segment), respectively, which are reflected within continuing operations in the Company’s consolidated statements of operations. The remaining impairment charges incurred during 2012, 2011 and 2010 relate to properties that were subsequently disposed of and are recorded within discontinued operations in the Company’s consolidated statements of operations.

Interest Rate Derivatives

At December 31, 2012, the Company had hedged $350.0 million of its variable rate debt through twelve interest rate swap agreements. See footnote 11, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

The interest rate derivatives are fair valued based on prevailing market yield curves on the measurement date. The Company uses a third party to value its interest rate swap agreements. The third party takes a daily “snapshot” of the market to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are then compiled through a valuation process that generates daily valuations, which are used to value the Company’s interest rate swap agreements. The Company’s interest rate swap derivatives are an effective cash flow hedge and any change in fair value is recorded in the equity section of the Company’s consolidated balance sheets as “Accumulated other comprehensive loss.”

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

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at December 31 are as follows (amounts in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,730	$55,000	$54,661	$55,000

Financial Liabilities:
Mortgage debt	$418,864	$427,851	$432,023	$437,593
Series A senior notes(2)	—	—	37,500	39,128
Series B senior notes(2)	—	—	37,500	41,383
Secured term loan(3)	10,000	10,000	30,000	29,990
Unsecured term loan(4)	300,000	300,000	225,000	224,388
Unsecured revolving credit facility	205,000	205,000	183,000	182,740

Total	$933,864	$942,851	$945,023	$955,222

(1)	The face value of the Company’s notes receivable was $55.0 million at December 31, 2012 and 2011.
(2)

During the second quarter of 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Series A and Series B senior notes with borrowings under the Company’s unsecured revolving credit facility.

(3)	During 2012, the Company repaid $20.0 million of the outstanding balance of the secured term loan.
(4)	During the first quarter of 2012, the Company increased its unsecured term loan by $75.0 million to $300.0 million.

(13) Commitments and Contingencies

(a) Operating Leases

The Company’s rental properties are subject to non-cancelable operating leases generating future minimum contractual rental payments due from tenants, which as of December 31, 2012 are as follows (dollars in thousands):

	Future minimum rent payments	% of square feet under leases expiring
2013	$146,255	18%
2014	127,957	16%
2015	114,301	14%
2016	102,404	13%
2017	76,808	9%
Thereafter	243,103	30%

	$810,828	100%

The Company’s consolidated properties were 83.0% occupied by 626 tenants at December 31, 2012. The Company did not include square footage that was in development or redevelopment, which totaled 0.3 million square feet at December 31, 2012, in its occupancy calculation.

The Company rents office space for its corporate headquarters under a non-cancelable operating lease, which it entered into upon relocating its corporate headquarters in 2005. The Company subleased its former corporate office space to three tenants. The lease on the Company’s former corporate office, along with the three related sublease agreements, expired on December 31, 2010 and the Company was released from all its obligations under the terms of the original lease on its former corporate office space. During the fourth quarter of 2011, the Company entered into a new lease agreement at its corporate headquarters, which expanded its corporate office space by an additional 19,000 square feet. The Company received an allowance of $1.3 million for tenant improvements to renovate the office space, which was completed prior to the Company taking occupancy in the fourth quarter of 2012. Under the terms of the lease agreement, $0.4 million of the Company’s 2013 rent obligation will be abated. The lease agreement will expire on January 31, 2021. During the first quarter of 2012, the Company entered into a lease agreement for 6,000 square feet in Washington, D.C., which will serve as a temporary location for the Company’s Washington, D.C. office. The lease commenced in early 2012 and will expire on November 30, 2013.

During the fourth quarter of 2012, the Company subleased 5,000 square feet of its corporate office space to one tenant. The lease commenced in January 2013 and will expire in January 2018, with a termination option in January 2016.

Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $1.4 million for the year ended December 31, 2012 and $0.6 million for both the years ended December 31, 2011 and 2010.

Future minimum rental payments under the Company’s corporate office leases are summarized as follows, net of sublease revenue (amounts in thousands):

Future minimum rent payments
2013	$1,291
2014	1,523
2015	1,564
2016	1,606
2017	1,650
Thereafter	6,150

$13,784

(b) Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of its business, for which, it carries various forms of insurance to protect itself. At December 31, 2012, the Company was involved in legal proceedings or faced potential claims, which in aggregate could result in unfavorable judgments totaling $0.8 million. Based on the Company’s analysis, if an unfavorable judgment is reached, its insurance carriers would cover the estimated liability of $0.8 million. As a result, the Company recorded $0.8 million of potential legal liabilities within “Accounts payable and other liabilities” in its consolidated statements of operations and recorded the amount expected to be covered from the insurance carriers within “Accounts and other receivables” in its consolidated balance sheets. In the opinion of the Company’s management and legal counsel, the amount of ultimate liability with respect to these claims will not have a material impact on the Company’s financial position, results of operations or cash flows.

(c) Contingent Consideration

In the course of acquiring properties, outright or through joint ventures, the Company may enter into certain arrangements in which additional consideration may be owed to the seller of the property if certain pre-established conditions are met. The contingent consideration owed to the seller is initially recorded at its fair value within “Accounts payable and other liabilities” on the Company’s consolidated balance sheets. Any changes in fair value to the contingent consideration are recorded as gains or losses on the Company’s consolidated statements of operations.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. The fair value of the contingent consideration obligation was determined based on several probability weighted discounted cash flow scenarios that projected stabilization being achieved at certain timeframes. The fair value was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At December 31, 2012, the contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending on the leasing of any of the vacant space.

The Company has a contingent consideration obligation associated with the 2009 acquisition of Corporate Campus at Ashburn Center. As part of the acquisition price, the Company entered into a fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. The Company determines the fair value of the obligation through an income approach based on discounted cash flows that project stabilization being achieved within a certain timeframe. The more significant inputs associated with the fair value determination of the contingent consideration include estimates of capitalization rates, discount rates and various assumptions regarding the property’s operating performance and profitability. Since the Company uses discounted cash flows over a stabilization period to value its contingent consideration related to Ashburn Center, the determination of the fair value of contingent consideration performed in a subsequent period reflects a reduction in the period to achieve stabilization and an increase in the likelihood of reaching fulfillment of the obligation. As a result, the Company’s contingent consideration will immaterially increase over time. The fair value of the contingent consideration was based, in part, on significant inputs, which are not observable in the market, thus representing a Level 3 measurement in accordance with the fair value hierarchy. At December 31, 2012, the contingent consideration obligation was $1.6 million.

The Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. to own a 50% interest in Aviation Business Park—see footnote 5, Investment in Affiliates, for further information. The joint venture recognized the acquisition date fair value of $126 thousand in contingent consideration related to Aviation Business Park under the terms of a fee agreement with the former owner. The assets, liabilities and operating results of Aviation Business Park are not consolidated on the Company’s consolidated financial statements. As of December 31, 2012, the Company remains liable, in the event of default by the joint venture, for approximately $63 thousand, or 50% of the total, which reflects its ownership percentage.

(d) Capital Commitments

As of December 31, 2012, the Company had development and redevelopment contractual obligations, which include amounts accrued at December 31, 2012, of $13.0 million outstanding, primarily related to redevelopment activities at 440 First Street, NW, located in the Company’s Washington, D.C. reporting segment. As of December 31, 2012, the Company had capital improvement obligations of $6.6 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of December 31, 2012. Also, as of December 31, 2012, the Company had $5.4 million of tenant improvement obligations. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility. At December 31, 2012, the Company had $50.0 million available under its unsecured revolving credit facility. The Company had no other material contractual obligations as of December 31, 2012.

The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2012, the Company remained liable to the local municipalities for $1.3 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

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

(14) Equity

In March 2012 and January 2011, the Company issued 1.8 million and 4.6 million, respectively, Series A Preferred Shares, which generated proceeds, net of issuance costs of approximately $43.5 million and $111.0 million, respectively. The Series A Preferred Shares have a liquidation preference of $25 per share. The issuance costs were recorded as a reduction to the Company’s “Additional paid in capital” in its consolidated balance sheets. Dividends on the additional Series A Preferred Shares are cumulative and payable at a rate of 7.750%. The Series A Preferred Shares are convertible into the Company’s common shares upon certain changes in control of the Company and have no maturity date or voting rights. The Company can redeem the Series A Preferred Shares, at their par value plus accrued and unpaid dividends, any time after January 18, 2016. Procceds from both issuances of Series A Preferred Shares were used to repay outstanding portions of the Company’s unsecured revolving credit facility.

The table below summarizes the common shares issued through the controlled equity offering program since 2010 (in thousands, except per share amounts):

Year	Common Shares Issued	Weighted Average Offering Price per Share	Net Proceeds
2012	245	$14.83	$3,599
2011	255	14.19	3,585
2010	480	15.46	7,326

The Company declared and paid dividends of $0.80 per common share to common shareholders during 2012, 2011 and 2010. The Company declared and paid dividends of $1.93750 and $1.59844 per share on its Series A Preferred Shares during 2012 and 2011, respectively. On January 22, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 15, 2013 to common shareholders of record as of February 8, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on February 15, 2013 to preferred shareholders of record as of February 8, 2013. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common and preferred shares, the Operating Partnership distributes an equivalent distribution on its common and preferred Operating Partnership units, respectively.

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

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the dividends declared on the Company’s common and preferred shares for 2012, 2011 and 2010 are as follows:

	Common Shares			Preferred Shares
	2012	2011	2010	2012(2)	2011
Ordinary income(1)	—	36.12%	70.38%	19.83%	100.00%
Return of capital	100.00%	63.88%	29.62%	27.27%	—
Capital gains	—	—	—	52.90%	—

(1)	The dividends classified as ordinary income do not represent “qualified dividend income” and therefore are not eligible for reduced rates.
(2)	Figures are estimates.

(15) Noncontrolling Interests

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at December 31, 2012, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $32.1 million. At December 31, 2012, the Company recorded an adjustment of $3.5 million to present certain common Operating Partnership units at the greater of their carrying value or redemption value. At December 31, 2011, the Company recorded a fair value adjustment of $1.5 million as the cost basis of certain Operating Partnership unitholders was below the fair value of their respective units.

The Company owned 95.2%, 94.5% and 98.1% of the outstanding common Operating Partnership units at December 31, 2012, 2011 and 2010, respectively.

During 2012, 322,302 common Operating Partnership units were redeemed for 322,302 common shares. As a result, 2,598,259 of the total common Operating Partnership units, or 4.8%, were not owned by the Company at December 31, 2012. During 2011, 1,300 common Operating Partnership units were redeemed for 1,300 common shares. The decrease in the Company’s percentage ownership in outstanding common Operating Partnership units in 2011 was due to the issuance of 1,963,388 common Operating Partnership units fair valued at $28.8 million to partially fund the acquisition of 840 First Street, NE. During 2010, the Company issued 230,876 common Operating Partnership units fair valued at $3.5 million to partially fund the acquisition of Battlefield Corporate Center. There were no common Operating Partnership units redeemed for cash in 2012 or 2011 and the Company redeemed 329 common Operating Partnership units for cash in 2010.

The redeemable noncontrolling interests in the Operating Partnership for the three years ended December 31 are as follows (amounts in thousands):

Redeemable noncontrolling interests
Balance at December 31, 2010	$16,122
Net loss	(703)
Changes in ownership, net	26,554
Distributions to owners	(1,726)
Other comprehensive loss	(266)

Balance at December 31, 2011	39,981
Net loss	(1,051)
Changes in ownership, net	(2,138)
Distributions to owners	(2,159)
Other comprehensive loss	(266)

Balance at December 31, 2012	$34,367

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

At December 31, 2012, the Company’s consolidated joint ventures had a controlling interest in the following properties:

Property	Acquired	Reporting Segment	First Potomac Controlling Interest	Square Footage
1005 First Street, NE	August 2011	Washington, D.C.	97%	30,414	(1)
Redland Corporate Center	November 2010	Maryland	97%	348,469

(1)

The site is leased to Greyhound Lines, Inc., which has already moved to Union Station and whose lease is scheduled to terminate in August 2013. The Company intends on re-developing the site, which can accommodate up to 712,000 square feet of office space.

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

(16) Benefit Plans

(a) Share-Based Compensation

The Company has issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005, and the 2009 Equity Compensation Plan (the “2009 Plan”), which was amended in 2010 and 2011. In 2011, the Company received shareholder approval to authorize an additional 4.5 million shares for issuance. Total combined awards authorized under the 2003 Plan and the 2009 Plan are 9.0 million common share equity awards. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Under the terms of the amendment to the 2009 Plan, every stock option granted by the Company reduces the awards available for issuance on a one-for-one basis. However, for every restricted award issued, the awards available for issuance are reduced by 3.44 awards. At December 31, 2012, 4.7 million common share equity awards remained available for issuance by the Company.

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

Stock Options Summary

As of December 31, 2012, 1.9 million stock options were awarded of which 1.4 million stock options remained outstanding. During the first quarter of 2012, the Company awarded 627,500 stock options, which consisted of 500,000 stock options awarded to the Company’s Chief Executive Officer and 127,500 stock options awarded to its non-officer employees. The stock options issued to the Chief Executive Officer vest ratably over an eight-year service period, 12.5% on the first anniversary of the date of the grant and 3.125% in each subsequent calendar quarter. The stock options issued to its non-officer employees vest ratably over a four-year service period, 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. All stock options awarded by the Company have a 10-year contractual life. The Company recognized $0.6 million, $0.3 million and $0.2 million of compensation expense associated with stock option awards for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the Company’s stock option activity for the three years ended December 31 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	751,404	$17.27	5.4 years	$307,380
Granted	106,750	12.57
Exercised	(4,931)	9.30
Forfeited	(41,643)	16.92

Outstanding at December 31, 2010	811,580	16.72	4.8 years	$1,641,148
Granted	132,500	16.68
Exercised	(9,311)	10.25
Forfeited	(47,601)	17.12

Outstanding at December 31, 2011	887,168	16.76	4.4 years	$293,930
Granted	627,500	14.70
Exercised	(7,326)	9.63
Forfeited	(123,336)	16.25

Outstanding at December 31, 2012	1,384,006	$15.91	5.9 years	$174,763

Exercisable at December 31:
2012	693,854	$17.01	2.9 years	$162,593
2011	694,793	17.30	3.3 years	183,972
2010	646,804	17.78	3.9 years	889,576
Options expected to vest, subsequent to December 31, 2012	674,587	$14.82	8.8 years	$12,170

The following table summarizes information about the Company’s stock options at December 31, 2012:

		Options Outstanding			Options Exercisable
Year Issued	Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
2003	$15.00	298,469	0.7 years	$15.00	298,469	$15.00
2004	18.70 – 19.78	57,500	1.4 years	19.08	57,500	19.08
2005	22.42 – 22.54	64,500	2.0 years	22.45	64,500	22.45
2006	26.60	23,850	3.0 years	26.60	23,850	26.60
2007	29.11 – 29.24	43,500	4.0 years	29.12	43,500	29.12
2008	14.32 – 17.29	58,750	5.0 years	17.21	58,750	17.21
2009	9.30	57,112	6.0 years	9.30	53,135	9.30
2010	12.57	68,484	7.0 years	12.57	47,009	12.57
2011	15.17 – 17.12	106,341	8.1 years	16.57	47,141	16.58
2012	13.54 – 15.00	605,500	9.0 years	14.75	—	—

		1,384,006			693,854

As of December 31, 2012, the Company had $2.0 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 5.6 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding period that is equivalent to the award’s expected life, which in management’s opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The weighted average assumptions used in the fair value determination of stock options granted to employees for the years ended December 31 are summarized as follows:

	2012	2011	2010
Risk-free interest rate	1.28%	2.01%	2.69%
Expected volatility	45.6%	48.0%	46.6%
Expected dividend yield	5.71%	3.55%	5.15%
Weighted average expected life of options	6.6 years	5 years	5 years

The weighted average grant date fair value of the stock options issued in 2012, 2011 and 2010 was $3.27, $5.40 and $3.51, respectively.

Option Exercises

The Company received approximately $71 thousand, $95 thousand and $46 thousand from the exercise of stock options during 2012, 2011 and 2010, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised was $25 thousand, $46 thousand and $29 thousand in 2012, 2011 and 2010, respectively.

Non-vested share awards

The Company issues non-vested share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards. In February 2012, the Company granted 249,654 restricted common shares to its officers, which will vest ratably over a five year term. In October 2012, the Company granted 78,064 restricted common shares to an officer, which will vest ratably over a three year term. For all time-based share awards, the fair value was determined based on the share price of the underlying common shares on the date of issuance.

During 2012, the Company entered into severance agreements with two former officers of the Company. Pursuant to the terms of the respective severance agreements, 154,817 non-vested awards of the former officers’ total non-vested share awards were issued to the former officers at their date of separation, at which time 59,203 of the former officers’ non-vested share awards were forfeited. The Company recognized $0.7 million in compensation expense relating to the accelerated vesting of the former officers’ non-vested share awards, which was based on the share price of the underlying common shares on the date of vesting less any prior period expense associated with the vested awards.

The Company recognized $2.6 million, $1.9 million and $3.2 million of compensation expense associated with its non-vested share awards in 2012, 2011 and 2010, respectively. Non-vested share-based compensation expense in 2012, included $0.7 million of expense related to the issuance of share awards relating to the aforementioned severance of two former officers of the Company, which was partially offset by the recapture of expense relating to non-vested shares awards that were forfeited upon the officer’s respective dates of separation. Dividends on all non-vested share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding non-vested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of dividends over earnings related to participating securities are shown as a reduction in net income available to common shareholders in the Company’s computation of EPS.

Independent members of our Board of Trustees received annual grants of restricted common shares as a component of compensation for serving on the Company’s Board of Trustees. In May 2012, the Company granted a total of 27,894 restricted common shares to its non-employee trustees, all of which will vest on the first anniversary of the award date and fair value was determined based on the share price of the underlying common shares on the date of issuance. The Company recognized $0.3 million of compensation expense associated with trustee restricted share awards for each of the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the Company’s non-vested share awards at December 31, 2012 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	766,314	$11.55
Granted	217,742	12.91
Vested	(272,024)	12.01
Expired	(9,279)	16.09

Non-vested at December 31, 2010	702,753	11.76
Granted	182,389	16.34
Vested	(104,133)	12.30
Expired	(32,041)	14.70

Non-vested at December 31, 2011	748,968	12.67
Granted	355,612	13.87
Vested	(309,605)	13.52
Expired	(61,944)	11.36
Forfeited	(59,203)	15.03

Non-vested at December 31, 2012	673,828	12.83

As of December 31, 2012, the Company had $4.8 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 3.3 years.

The Company values its non-vested time-based awards issued in 2012, 2011 and 2010 at the grant date fair value. For the non-vested performance-based share awards issued in 2010, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the fair value and derived service period of each tranche of the award. The Company did not issue non-vested performance-based awards in 2012 and 2011. The following assumptions were used in determining the fair value of the 2010 performance-based awards and the derived service period:

Risk-free interest rate	3.6%
Volatility	42.4%

The weighted average grant date fair value of the shares issued in 2012, 2011 and 2010 were $13.87, $16.34 and $12.91, respectively. The total fair value of shares vested were $4.2 million, $1.3 million and $3.3 million at December 31, 2012, 2011 and 2010, respectively. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.

(b) 401(k) Plan

The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. For the three years ended December 31, 2012, 2011 and 2010, the Company matched up to 6% of employee’s contributions. Employee contributions vest immediately. Employer contributions vest immediately for employees hired prior to January 1, 2009. For employees hired after January 1, 2009, the vesting of the employer contributions occurs in 25% increments over four years. The Company pays for administrative expenses and matching contributions with available cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions were $0.4 million for the year ended December 31, 2012 and $0.3 million for both the years ended December 31, 2011 and 2010, respectively. The employer match payable to the 401(k) plan was fully funded as of December 31, 2012.

(c) Employee Share Purchase Plan

In 2009, the Company’s common shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire common shares of the Company, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan will not exceed five years. Each offering period will commence on the first day of each calendar quarter (offering date) and will end on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began during the fourth quarter of 2009. The Company issued common shares of 14,470, 10,800 and 9,850 under the Plan during the years ended December 31, 2012, 2011 and 2010, respectively, which resulted in compensation expense totaling $42 thousand, $35 thousand and $32 thousand, respectively.

(17) Segment Information

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

The results of operations for the Company’s four reportable segments for the three years ended December 31 are as follows (dollars in thousands):

	2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	62	4	56	57	179
Square feet	3,781,379	666,714	3,654,527	5,483,781	13,586,401
Total revenues	$58,048	$27,965	$57,020	$50,286	$193,319
Property operating expense	(13,834)	(5,545)	(12,531)	(14,026)	(45,936)
Real estate taxes and insurance	(4,765)	(3,876)	(5,523)	(4,098)	(18,262)

Total property operating income	$39,449	$18,544	$38,966	$32,162	129,121

Depreciation and amortization expense					(66,284)
General and administrative					(23,568)
Acquisition costs					(49)
Impairment of real estate assets					(2,444)
Contingent consideration related to acquisition of property					(152)
Other expenses, net					(47,966)
Benefit from income taxes					4,142
Loss from discontinued operations					(1,181)

Net loss					$(8,381)

Total assets(1)(2)	$493,267	$321,875	$462,667	$364,514	$1,717,748

Capital expenditures(3)	$23,163	$12,023	$20,959	$12,897	$70,486

	2011
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	69	4	54	57	184
Square feet	3,960,688	666,714	3,664,158	5,649,560	13,941,120
Total revenues	$50,241	$22,433	$48,396	$50,120	$171,190
Property operating expense	(12,403)	(4,516)	(11,494)	(12,710)	(41,123)
Real estate taxes and insurance	(4,638)	(2,931)	(4,946)	(4,048)	(16,563)

Total property operating income	$33,200	$14,986	$31,956	$33,362	113,504

Depreciation and amortization expense					(59,997)
General and administrative					(16,027)
Acquisition costs					(5,042)
Contingent consideration related to acquisition of property					1,487
Other expenses, net					(36,057)
Benefit from income taxes					633
Loss from discontinued operations					(7,253)

Net loss					$(8,752)

Total assets(1)(2)	$501,557	$332,042	$455,211	$368,176	$1,739,752

Capital expenditures(3)	$16,448	$1,699	$21,893	$8,960	$51,786

	2010
	Maryland	Washington, D.C.(4)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	71	4	51	55	181
Square feet	4,052,196	359,154	3,409,985	5,359,763	13,181,098
Total revenues	$41,057	$3,629	$40,208	$48,869	$133,763
Property operating expense	(9,613)	(734)	(9,228)	(12,031)	(31,606)
Real estate taxes and insurance	(3,940)	(438)	(3,965)	(4,088)	(12,431)

Total property operating income	$27,504	$2,457	$27,015	$32,750	89,726

Depreciation and amortization expense					(41,217)
General and administrative					(14,523)
Acquisition costs					(7,169)
Impairment of real estate assets					(2,386)
Contingent consideration related to acquisition of property					(710)
Other expenses, net					(32,727)
Provision for income taxes					(31)
Loss from discontinued operations					(2,638)

Net loss					$(11,675)

Total assets(1)(2)	$491,566	$152,953	$335,639	$338,319	$1,396,682

Capital expenditures(3)	$5,765	$—	$10,046	$8,579	$24,710

(1)

Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s consolidated financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see footnote 5, Investment in Affiliates.

(2)	Corporate assets not allocated to any of our reportable segments totaled $75,425, $82,766 and $78,205 at December 31, 2012, 2011 and 2010, respectively.
(3)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $1,444, $2,786 and $320 at December 31, 2012, 2011 and 2010, respectively.
(4)	The Company acquired its first property located in Washington, D.C. in 2010.

(18) Quarterly Financial Information (unaudited)

	2012(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$46,611	$47,888	$48,621	$50,200
Operating expenses	39,126	38,476	39,377	39,714
(Loss) income from continuing operations	(2,273)	(13,327)	7,436	966
(Loss) income from discontinued operations	(1,201)	108	(1)	(86)
Less: Net loss (income) attributable to noncontrolling interests	318	789	(232)	110

Net (loss) income attributable to First Potomac Realty Trust	(3,156)	(12,430)	7,203	990
Less: Dividends on preferred shares	(2,664)	(3,100)	(3,100)	(3,100)

Net (loss) income attributable to common shareholders	$(5,820)	$(15,530)	$4,103	$(2,110)

Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.10)	$(0.31)	$0.08	$(0.04)
Loss from discontinued operations	(0.02)	—	—	—

Net (loss) income	$(0.12)	$(0.31)	$0.08	$(0.04)

	2011(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$39,333	$42,365	$44,628	$44,865
Operating expenses	32,890	34,657	35,724	33,994
(Loss) income from continuing operations	(998)	(1,126)	(575)	1,201
(Loss) income from discontinued operations	(2,894)	1,878	(3,137)	(3,100)
Less: Net loss attributable to noncontrolling interests	138	65	265	219

Net (loss) income attributable to First Potomac Realty Trust	(3,754)	817	(3,447)	(1,680)
Less: Dividends on preferred shares	(1,783)	(2,228)	(2,228)	(2,228)

Net loss attributable to common shareholders	$(5,537)	$(1,411)	$(5,675)	$(3,908)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.06)	$(0.07)	$(0.06)	$(0.02)
(Loss) income from discontinued operations	(0.06)	0.04	(0.06)	(0.06)

Net loss	$(0.12)	$(0.03)	$(0.12)	$(0.08)

(1)	These figures are rounded to the nearest thousand, which may impact crossfooting in reconciling to full year totals.

The Company sold 0.2 million and 0.3 million common shares in 2012 and 2011, respectively. The sum of the basic and diluted earnings per common share for the four quarters in the periods presented differs from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

SCHEDULE III

FIRST POTOMAC REALTY TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(Amounts in thousands)

Property	Location(1)	Date Acquired	Property Type(2)	Encumbrances at December 31, 2012
Maryland
Rumsey Center	Columbia	Oct-02	BP	$8,795
Snowden Center	Columbia	Oct-02	BP	11,939
6900 English Muffin Way	Frederick	Jul-04	I	—
Gateway Center	Gaithersburg	Jul-04	Office	—
4451 Georgia Pacific Boulevard	Frederick	Jul-04	I	—
Girard Business Center	Gaithersburg	Jul-04	BP	—
Girard Place	Gaithersburg	Jul-04	BP	—
Patrick Center	Frederick	Jul-04	Office	—
Worman’s Mill Court	Frederick	Jul-04	Office	—
West Park	Frederick	Jul-04	Office	—
4612 Navistar Drive	Frederick	Dec-04	I	—
Campus at Metro Park North	Rockville	Dec-04	Office	—
Glenn Dale Business Center	Glenn Dale	May-05	I	—
Owings Mills Business Center(3)	Owings Mills	Nov-05	BP	—
Gateway 270 West	Clarksburg	Jul-06	BP	—
Indian Creek Court	Beltsville	Aug-06	BP	—
Owings Mills Commerce Center	Owings Mills	Nov-06	BP	—
Ammendale Commerce Center	Beltsville	Mar-07	BP	—
Annapolis Business Center	Annapolis	Jun-07	Office	8,223
Triangle Business Center	Columbia	Aug-08	BP	—
Cloverleaf Center	Germantown	Oct-09	Office	16,595
Redland Corporate Center	Rockville	Nov-10	Office	68,209
Mercedes Center	Hanover	Dec-10	I	14,175
Merrill Lynch Building	Columbia	Feb-11	Office	13,291
Hillside Center	Columbia	Nov-11	Office	13,741

Total:				154,968

Washington, D.C.
500 First Street, NW	Capitol Hill	Jun-10	Office	37,730
440 First Street, NW	Capitol Hill	Dec-10	Office	—
1211 Connecticut Ave, NW	CBD	Dec-10	Office	30,784
840 First Street, NE	NoMA	Mar-11	Office	54,704
1005 First Street, NE	NoMA	Aug-11	Office	22,000

Total:				145,218

Northern Virginia
13129 Airpark Road	Culpeper	Dec-97	I	—
Plaza 500	Alexandria	Dec-97	I	32,615
Van Buren Office Park	Herndon	Dec-97	Office	7,315
Tech Court	Chantilly	Oct-98	Office	—
Newington Business Park Center	Lorton	Dec-99	I	—
Interstate Plaza	Alexandria	Dec-03	I	—
Herndon Corporate Center	Herndon	Apr-04	Office	—
I-66 Commerce Center(4)	Haymarket	Oct-04	I	19,898
Windsor at Battlefield	Manassas	Dec-04	Office	—
Reston Business Campus	Reston	Mar-05	Office	—
Enterprise Center	Chantilly	Apr-05	Office	—
Gateway Centre Manassas	Manassas	Jul-05	BP	833
403/405 Glenn Drive	Sterling	Oct-05	BP	—
Linden Business Center	Manassas	Oct-05	BP	6,747
Prosperity Business Center	Merrifield	Nov-05	BP	3,242
Sterling Park Business Center	Sterling	Feb-06	BP	—
Davis Drive	Sterling	Aug-06	BP	—
Corporate Campus at Ashburn Center	Ashburn	Dec-09	BP	—
Three Flint Hill	Oakton	Apr-10	Office	—
Atlantic Corporate Park	Sterling	Nov-10	Office	—
Cedar Hill	Tyson’s Corner	Feb-11	Office	15,404
One Fair Oaks	Fairfax	Apr-11	Office	—

Total:				86,054

Southern Virginia
Crossways Commerce Center	Chesapeake	Dec-99	BP	—
Greenbrier Technology Center II	Chesapeake	Oct-02	BP	4,436
Norfolk Business Center	Norfolk	Oct-02	BP	4,501
Virginia Center Technology Park	Glen Allen	Oct-03	BP	—
Crossways II	Chesapeake	Oct-04	BP	—
Norfolk Commerce Park II	Norfolk	Oct-04	BP	—
Cavalier Industrial Park	Chesapeake	Apr-05	I	—
1434 Crossways Boulevard	Chesapeake	Aug-05	BP	7,650
Enterprise Parkway	Hampton	Sep-05	I	—
Diamond Hill Distribution Center	Chesapeake	Oct-05	I	—
1000 Lucas Way	Hampton	Dec-05	I	—
River’s Bend Center	Chester	Jan-06	I	—
Northridge	Ashland	Jan-06	I	6,633
Crossways I	Chesapeake	Feb-06	BP	—
1408 Stephanie Way	Chesapeake	May-06	BP	—
Airpark Business Center	Richmond	Jun-06	BP	1,123
Chesterfield Business Center	Richmond	Jun-06	BP	3,096
Hanover Business Center	Ashland	Jun-06	BP	1,182
Gateway II	Norfolk	Nov-06	BP	—
Park Central	Richmond	Nov-06	BP	—
Greenbrier Circle Corporate Center	Chesapeake	Jan-07	BP	—
Greenbrier Technology Center I	Chesapeake	Jan-07	BP	—
Pine Glen	Richmond	Feb-07	BP	—
River’s Bend Center II	Chester	May-07	I	—
1328 Cavalier Boulevard	Chesapeake	Oct-10	I	—
Battlefield Corporate Center	Chesapeake	Oct-10	BP	4,003
Greenbrier Towers	Chesapeake	Jul-11	Office	—

Total:				32,624

Land held for future development				—
Other				—

Total Consolidated Portfolio				$418,864

Initial Costs		Gross Amount at End of Year
Land	Building and Improvements	Since Acquisition(5)	Land	Building and Improvements	Total	Accumulated Depreciation

$2,675	$10,196	$3,842	$2,675	$14,038	$16,713	$5,185
3,404	12,824	4,873	3,404	17,697	21,101	5,974
3,136	8,642	135	3,136	8,777	11,913	1,878
1,715	3,943	264	1,715	4,207	5,922	942
3,445	8,923	67	3,445	8,990	12,435	1,919
4,671	7,151	1,703	4,671	8,854	13,525	2,463
5,134	9,507	3,033	5,134	12,540	17,674	2,464
1,777	8,721	1,399	1,777	10,120	11,897	2,296
545	3,329	176	545	3,505	4,050	777
520	5,177	832	520	6,009	6,529	1,372
3,808	18,658	—	3,808	18,658	22,466	3,891
9,220	32,056	437	9,220	32,493	41,713	6,684
3,369	14,504	1,715	3,369	16,219	19,588	3,365
1,382	7,416	(3,904)	679	4,215	4,894	1,050
18,302	20,562	4,301	18,302	24,863	43,165	4,391
5,673	17,168	12,301	5,673	29,469	35,142	4,371
3,304	12,295	(1,861)	2,839	10,899	13,738	2,198
2,398	7,659	5,759	2,398	13,418	15,816	3,894
6,101	12,602	322	6,101	12,924	19,025	2,188
1,279	2,480	1,140	1,237	3,662	4,899	664
7,097	14,211	74	7,097	14,285	21,382	1,778
17,272	63,480	11,481	17,272	74,961	92,233	5,304
5,924	13,832	746	5,915	14,587	20,502	930
2,041	5,327	7,527	2,041	12,854	14,895	725
3,302	10,926	390	3,302	11,316	14,618	442

117,494	331,589	56,752	116,275	389,560	505,835	67,145

25,806	33,883	154	25,806	34,037	59,843	2,707
—	15,300	24,521	—	39,821	39,821	—
27,077	17,520	304	27,077	17,824	44,901	1,404
16,846	60,905	6,387	16,846	67,292	84,138	3,103
43,672	4,194	1,301	44,533	4,634	49,167	3,102

113,401	131,802	32,667	114,262	163,608	277,870	10,316

442	3,103	1,464	442	4,567	5,009	2,016
6,265	35,433	5,146	6,265	40,579	46,844	15,197
3,592	7,652	4,718	3,607	12,355	15,962	4,264
1,056	4,844	1,191	1,056	6,035	7,091	2,191
3,135	10,354	4,197	3,135	14,551	17,686	4,996
2,185	8,972	3,283	2,185	12,255	14,440	3,372
4,082	14,651	1,609	4,082	16,260	20,342	4,213
2,736	7,301	8,269	2,736	15,570	18,306	3,820
3,228	11,696	3,060	3,228	14,756	17,984	4,336
1,996	8,778	2,148	1,996	10,926	12,922	2,065
3,727	27,274	4,100	3,727	31,374	35,101	7,048
3,015	6,734	355	3,015	7,089	10,104	1,870
3,940	12,547	4,070	3,940	16,617	20,557	3,557
4,829	10,978	752	4,829	11,730	16,559	2,398
5,881	3,495	666	5,881	4,161	10,042	847
19,897	10,750	16,930	19,904	27,673	47,577	4,295
1,614	3,611	2,895	1,646	6,474	8,120	735
2,682	9,456	2,840	2,675	12,303	14,978	1,452
—	13,653	21,639	4,181	31,111	35,292	771
5,895	11,655	8,454	5,895	20,109	26,004	1,371
5,306	13,554	2,641	5,306	16,195	21,501	1,040
5,688	43,176	5,591	5,688	48,767	54,455	2,936

91,191	279,667	106,018	95,419	381,457	476,876	74,790

5,160	23,660	11,381	5,160	35,041	40,201	11,141
1,365	5,119	718	1,483	5,719	7,202	1,972
1,323	4,967	652	1,323	5,619	6,942	2,710
1,922	7,026	2,441	1,922	9,467	11,389	4,025
1,036	6,254	1,396	1,036	7,650	8,686	1,687
1,221	8,693	2,920	1,221	11,613	12,834	2,940
1,387	11,362	8,581	1,387	19,943	21,330	4,342
4,447	24,739	1,868	4,815	26,239	31,054	4,296
4,132	10,674	4,754	4,132	15,428	19,560	3,103
3,290	24,949	3,700	3,290	28,649	31,939	6,255
2,592	8,563	1,570	2,592	10,133	12,725	2,221
3,153	26,294	4,710	3,482	30,675	34,157	6,562
1,172	7,417	1,217	1,172	8,634	9,806	2,241
2,657	11,597	1,563	2,646	13,171	15,817	2,639
1,292	3,899	614	1,292	4,513	5,805	897
250	2,814	537	250	3,351	3,601	815
900	13,335	2,370	900	15,705	16,605	3,078
1,794	11,561	627	1,794	12,188	13,982	2,307
1,320	2,293	535	1,320	2,828	4,148	532
1,789	19,712	2,694	1,789	22,406	24,195	4,836
4,164	18,984	2,530	4,164	21,514	25,678	3,904
2,024	7,960	1,483	2,024	9,443	11,467	1,748
618	4,517	668	618	5,185	5,803	868
5,634	11,533	1,021	5,634	12,554	18,188	1,981
3,200	—	298	—	3,498	3,498	—
1,860	6,071	688	1,881	6,738	8,619	448
2,997	9,173	2,444	2,997	11,617	14,614	886

62,699	293,166	63,980	60,324	359,521	419,845	78,434

442	—	254	696	—	696	—
71	39	531	71	570	641	399

$385,298	$1,036,263	$260,202	$387,047	$1,294,716	$1,681,763	$231,084

(1)	CBD=Central Business District; NoMA=North of Massachusetts Avenue
(2)	I=Industrial; BP=Business Park
(3)	On November 7, 2012, the Company sold two buildings at the property totaling 39,000 square feet.
(4)	Previously referred to as 15395 John Marshall Highway.
(5)	Reflects impairments and the disposition of fully depreciated assets.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of the Company’s real estate assets was $1,667 million and $1,607 million at December 31, 2012 and 2011, respectively.

(a) Reconciliation of Real Estate

The following table reconciles the real estate investments for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Beginning balance	$1,628,660	$1,388,887	$1,128,956
Acquisitions of rental property(1)	—	244,574	269,698
Capital expenditures(2)	69,042	49,098	24,952
Impairments	(3,401)	(8,610)	(6,398)
Disposition of rental property	(10,963)	(30,683)	(25,501)
Assets held-for-sale	—	(6,704)	—
Other(3)	(1,575)	(7,902)	(2,820)

Ending balance	$1,681,763	$1,628,660	$1,388,887

(b) Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation on the real estate investments for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Beginning balance	$188,999	$170,990	$141,481
Depreciation of rental property	49,208	41,829	32,114
Depreciation of disposed and held-for-sale property	125	993	1,699
Dispositions of rental property	(2,173)	(7,686)	(1,988)
Other(3)	(5,075)	(17,127)	(2,316)

Ending balance	$231,084	$188,999	$170,990

(1)

For more information on the Company’s acquisitions, including the assumption of liabilities and other non-cash items, see the supplemental disclosure of cash flow information accompanying the Company’s consolidated statements of cash flows.

(2)	Represents cash paid for capital expenditures.
(3)	Includes accrued increases to real estate investments, fully depreciated assets that were written-off during the year and other immaterial transactions.

Exhibit Index

Exhibit	Description of Document

3.1	First Amended and Restated Declaration of Trust of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

3.2	Articles Supplementary designating the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011).

3.3	Articles Supplementary establishing additional shares of the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

4.1	Form of share certificate evidencing the Company’s Common Shares (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-120821) filed on November 30, 2004).

4.2	Form of share certificate evidencing the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011).

10.1	Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated September 15, 2003 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

10.2	Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated January 18, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011).

10.3	Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 24, 2011 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.4	Amendment No. 15 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 25, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.5	Amendment No. 16 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 25, 2011 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.6	Amendment No. 17 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated January 6, 2012 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.7	Amendment No. 18 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.8+	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.9+	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.10+	Employment Agreement, dated October 8, 2003, by and between James H. Dawson and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

Exhibit	Description of Document

10.11+	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008).

10.12+	Termination Agreement, dated September 11, 2012, by and between Barry H. Bass, the Company and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.13+	Employment Term Sheet, dated August 23, 2012, by and between Andrew Blocher and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.14+	Form of Amendment dated December 19, 2008 to Employment Agreement by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Company (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008).

10.15+	2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.16+	2009 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009).

10.17+	2009 Employee Share Purchase Plan (Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009).

10.18+	Amendment No. 1 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005).

10.19+	Amendment No. 2 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007).

10.20+	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.21+	Amendment No. 2 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2011).

10.22	Loan Agreement, by and between Jackson National Life Insurance Company, as Lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the Borrowers, dated July 18, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

10.23	Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011).

10.24	Consent and Reaffirmation of Guarantor, dated as of June 16, 2011, by Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 22, 2011).

10.25	Amendment No. 1, dated as of May 10, 2012, to the Third Amended and Restated Revolving Credit Agreement, dated June 16, 2011, by and between First Potomac Realty Investment Limited Partnership, certain of its subsidiaries (as guarantors) and the lending institutions which are parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2012).

10.26+	Form of 2006 Restricted Stock Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006).

10.27+	Form of 2007 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007).

10.28+	Form of 2008 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008).

10.29+	Form of 2009 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

10.30+	Form of 2009 Restricted Stock Agreement for Officers (Time-Vesting) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

10.31+	Form of 2009 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

10.32+	Form of 2010 Restricted Stock Agreement for Officers (Time-Vesting) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010).

10.33+	Form of 2010 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010).

Exhibit	Description of Document

10.34+	Form of 2010 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.35+	Form of 2011 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2011).

10.36+	Form of 2012 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.37*+	Form of 2003 Plan Restricted Share Agreement for Officers.

10.38*+	Form of 2003 Plan Restricted Share Agreement for Trustees.

10.39*+	Form of 2003 Plan Nonqualified Share Option Agreement.

10.40*+	Form of 2009 Plan Restricted Share Agreement for Officers.

10.41*+	Form of 2009 Plan Restricted Share Agreement for Trustees.

10.42*+	Form of 2009 Plan Nonqualified Share Option Agreement.

10.43	Term Loan Agreement, dated as of July 18, 2011, by and between First Potomac Realty Investment Limited Partnership and its subsidiaries listed on Schedule 1 thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

10.44	Guaranty, dated July 18, 2011, by the Company in favor of the agent and lenders party to the Term Loan Agreement, dated as of July 18, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

10.45	Commitment Increase Agreement, dated as of December 29, 2011, by and between First Potomac Realty Investment Limited Partnership and its subsidiaries listed on the signature page thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2012).

10.46	Amendment No. 1, dated as of January 27, 2012, to the Term Loan Agreement, dated July 18, 2011, by and between First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012).

10.47	Amendment No. 2, dated as of May 10, 2012, to the Term Loan Agreement, dated July 18, 2011, by and between First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2012).

10.48+	Separation Agreement, dated December 21, 2012, by and between Joel Bonder, the Company and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2012).

10.49	Amendment No. 2, dated as of February 8, 2013, to the Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries (as guarantors), KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.50	Amendment No. 3, dated as of February 8, 2013, to the Term Loan Agreement, dated as of July 18, 2011, as amended, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Company.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

Exhibit	Description of Document

101**	XBRL (Extensible Business Reporting Language). The following materials from First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2012 and 2011; (ii) Consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated statements of equity and comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010; and (iv) Notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith