Form 10-Q
period 2013-03-31
FIRST POTOMAC REALTY TRUST
filed 2013-05-06
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

As of May 3, 2013, there were 51,267,717 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST

FORM 10-Q

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding the potential sale of the Company’s industrial portfolio and the timing of such sale, within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete acquisitions and, if applicable, dispositions on acceptable terms; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; the impact of the recent internal investigation, including any remedial actions and enhancement measures implemented in response to the internal investigation; any impact of the informal inquiry initiated by the U.S. Securities and Exchange Commission (the “SEC”); the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

FIRST POTOMAC REALTY TRUST

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Rental property, net	$1,445,114	$1,450,679
Assets held-for-sale	2,301	—
Cash and cash equivalents	17,794	9,374
Escrows and reserves	10,160	13,421
Accounts and other receivables, net of allowance for doubtful accounts of $1,954 and $1,799, respectively	14,290	15,271
Accrued straight-line rents, net of allowance for doubtful accounts of $568 and $530, respectively	30,862	28,133
Notes receivable, net	54,748	54,730
Investment in affiliates	50,072	50,596
Deferred costs, net	40,624	40,370
Prepaid expenses and other assets	8,219	8,597
Intangible assets, net	44,180	46,577

Total assets	$1,718,364	$1,717,748

Liabilities:
Mortgage loans	$377,387	$418,864
Secured term loans	47,500	10,000
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	230,000	205,000
Accounts payable and other liabilities	55,933	64,920
Accrued interest	2,531	2,653
Rents received in advance	6,394	9,948
Tenant security deposits	6,069	5,968
Deferred market rent, net	3,344	3,535

Total liabilities	1,029,158	1,020,888

Noncontrolling interests in the Operating Partnership	39,042	34,367
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 51,266 and 51,047 shares issued and outstanding, respectively	51	51
Additional paid-in capital	799,952	804,584
Noncontrolling interests in consolidated partnerships	3,723	3,728
Accumulated other comprehensive loss	(9,876)	(10,917)
Dividends in excess of accumulated earnings	(303,686)	(294,953)

Total equity	650,164	662,493

Total liabilities, noncontrolling interests and equity	$1,718,364	$1,717,748

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental	$40,187	$37,401
Tenant reimbursements and other	11,190	9,133

Total revenues	51,377	46,534

Operating expenses:
Property operating	12,905	11,608
Real estate taxes and insurance	5,403	4,574
General and administrative	5,267	4,897
Acquisition costs	—	17
Depreciation and amortization	16,885	16,018
Impairment of real estate assets	—	1,949

Total operating expenses	40,460	39,063

Operating income	10,917	7,471

Other expenses, net:
Interest expense	10,530	11,159
Interest and other income	(1,531)	(1,508)
Equity in (earnings) losses of affiliates	(28)	46

Total other expenses, net	8,971	9,697

Income (loss) from continuing operations before income taxes	1,946	(2,226)
Provision for income taxes	—	(61)

Income (loss) from continuing operations	1,946	(2,287)
Income (loss) from discontinued operations	17	(1,187)

Net income (loss)	1,963	(3,474)

Less: Net loss attributable to noncontrolling interests	59	318

Net income (loss) attributable to First Potomac Realty Trust	2,022	(3,156)
Less: Dividends on preferred shares	(3,100)	(2,664)

Net loss attributable to common shareholders	$(1,078)	$(5,820)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.02)	$(0.10)
Income (loss) from discontinued operations	—	(0.02)

Net loss	$(0.02)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	50,404	49,781

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$1,963	$(3,474)
Unrealized gain on derivative instruments	1,093	742
Unrealized loss on derivative instruments	—	(15)

Total comprehensive income (loss)	3,056	(2,747)
Net loss attributable to noncontrolling interests	59	318
Net gain from derivative instruments attributable to noncontrolling interests	(52)	(39)

Comprehensive income (loss) attributable to First Potomac Realty Trust	$3,063	$(2,468)

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,963	$(3,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	23	103
Impairment of real estate assets	—	270
Depreciation and amortization	17,127	16,264
Stock based compensation	771	696
Bad debt expense	261	69
Deferred income taxes	—	(100)
Amortization of deferred market rent	(18)	(20)
Amortization of financing costs and discounts	748	1,277
Equity in losses of affiliates	(28)	46
Distributions from investments in affiliates	850	122
Impairment of real estate assets	—	2,751
Changes in assets and liabilities:
Escrows and reserves	3,205	451
Accounts and other receivables	759	877
Accrued straight-line rents	(2,832)	(2,596)
Prepaid expenses and other assets	313	(213)
Tenant security deposits	101	162
Accounts payable and accrued expenses	(2,541)	2,635
Accrued interest	(123)	983
Rents received in advance	(3,533)	(253)
Deferred costs	(2,196)	(3,987)

Total adjustments	12,887	19,537

Net cash provided by operating activities	14,850	16,063

Cash flows from investing activities:
Proceeds from sale of real estate assets	—	5,206
Change in escrow and reserve accounts	(25)	15
Additions to rental property and furniture, fixtures and equipment	(10,504)	(17,207)
Additions to development and redevelopment	(5,266)	(1,782)
Investment in affiliates	(297)	(949)

Net cash used in investing activities	(16,092)	(14,717)

Cash flows from financing activities:
Financing costs	(309)	(621)
Issuance of preferred shares, net	—	43,562
Issuance of common shares, net	—	3,599
Issuance of debt	62,500	119,000
Repayments of debt	(41,470)	(153,567)
Dividends to common shareholders	(7,655)	(10,108)
Dividends to preferred shareholders	(3,100)	(2,228)
Distributions to noncontrolling interests	(390)	(584)
Stock option exercises	86	9

Net cash provided by (used in) financing activities	9,662	(938)

Net increase in cash and cash equivalents	8,420	408
Cash and cash equivalents, beginning of period	9,374	16,749

Cash and cash equivalents, end of period	$17,794	$17,157

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows – Continued

(unaudited)

Supplemental disclosure of cash flow information for the three months ended March 31 is as follows (amounts in thousands):

	2013	2012
Cash paid for interest, net	$9,865	$9,480
Non-cash investing and financing activities:
Settlements of common shares	448	507
Change in fair value of the outstanding common Operating Partnership units	5,067	942
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(2,012)	(2,136)
Additions to development and redevelopment	(3,896)	(39)

Cash paid for interest on indebtedness is net of capitalized interest of $0.3 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, the Company did not pay any cash for franchise taxes levied by the city of Washington, D.C.

During the three months ended March 31, 2013 and 2012, certain of the Company’s employees surrendered common shares owned by them valued at $0.4 million and $0.5 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At March 31, 2013 and 2012, the Company recorded adjustments of $8.6 million and $3.1 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

During the three months ended March 31, 2013 and 2012, the Company had accrued $9.1 million and $9.8 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the three months ended March 31, 2013 and 2012, the Company had accrued $2.6 million and $0.7 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of March 31, 2013, owned a 95.2% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At March 31, 2013, the Company wholly-owned or had a controlling interest in properties totaling 13.6 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can support approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.9% occupied by 634 tenants at March 31, 2013. The Company did not include square footage that was in development or redevelopment, which totaled 0.1 million square feet at March 31, 2013, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of March 31, 2013, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 23% of the Company’s total annualized cash basis rent. The U.S. Government accounted for 22% of the Company’s outstanding accounts receivable at March 31, 2013. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and as updated from time to time in other filings with the U.S. Securities and Exchange Commission (the “SEC”).

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of its operations, its comprehensive income (loss) and its cash flows for the three months ended March 31, 2013 and 2012. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. The Company also capitalizes direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three months ended March 31, 2013 and 2012. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

The Company will establish a provision for anticipated credit losses associated with its notes receivable and debt investments when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during the three months ended March 31, 2013 and 2012.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see footnote 7, Discontinued Operations.

(f) Application of New Accounting Standards

In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts. The Company adopted the provisions of ASU 2013-02 on January 1, 2013, and the adoption of this update did not have a significant impact on its condensed consolidated financial statements or disclosures.

(3) Earnings Per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented, which include stock options, non-vested shares and preferred shares. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in total earnings attributable to common shareholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per common share:
Income (loss) from continuing operations	$1,946	$(2,287)
Income (loss) from discontinued operations	17	(1,187)

Net income (loss)	1,963	(3,474)
Less: Net loss from continuing operations attributable to noncontrolling interests	60	253
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests	(1)	65

Net income (loss) attributable to First Potomac Realty Trust	2,022	(3,156)
Less: Dividends on preferred shares	(3,100)	(2,664)

Net loss attributable to common shareholders	(1,078)	(5,820)
Less: Allocation to participating securities	(99)	(141)

Net loss attributable to common shareholders	$(1,177)	$(5,961)

Denominator for basic and diluted earnings per common share:
Weighted average shares outstanding – basic and diluted	50,404	49,781
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.02)	$(0.10)
Income (loss) from discontinued operations	—	(0.02)

Net loss	$(0.02)	$(0.12)

In accordance with GAAP regarding earnings per common share, the Company did not include the following potential weighted average common shares in its calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Stock option awards	1,495	1,462
Non-vested share awards	533	521
Series A Preferred Shares(1)	11,643	9,218

	13,671	11,201

(1)

In March 2012, the Company issued an additional 1.8 million Series A Preferred Shares. The Company’s Series A Preferred Shares are only convertible into the Company’s common shares upon certain changes in control of the Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price.

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Land and land improvements	$386,907	$387,047
Buildings and improvements	1,090,442	1,086,694
Construction in process	55,773	56,614
Tenant improvements	149,008	145,910
Furniture, fixtures and equipment	5,515	5,498

	1,687,645	1,681,763
Less: accumulated depreciation	(242,531)	(231,084)

	$1,445,114	$1,450,679

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of March 31, 2013 (amounts in thousands):

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities(1)	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	712	—	$—	138	$19,494
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	—	—
Southern Virginia	841	118	327	—	—

	2,371	118	$327	138	$19,494

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs, as well as the property’s original cost basis.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. The Company is in the process of redeveloping the entire property, including adding additional square footage. At March 31, 2013, the Company’s investment in the redevelopment project, including property basis, was $43.0 million.

During the first quarter of 2013, the Company did not place in-service any development or redevelopment efforts.

(5) Notes Receivable

Below is a summary of the Company’s notes receivable at March 31, 2013 (dollars in thousands):

	Balance at March 31, 2013
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(160)	$24,840	12.5%	950 F Street, NW
April 2011	30,000	(92)	29,908	9.0%	America’s Square

	$55,000	$(252)	$54,748

	Balance at December 31, 2012
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(171)	$24,829	12.5%	950 F Street, NW
April 2011	30,000	(99)	29,901	9.0%	America’s Square

	$55,000	$(270)	$54,730

During both the three months ended March 31, 2013 and 2012, the Company recorded interest income of $1.5 million, related to its notes receivable.

The notes require monthly payments of interest to the Company. The $25.0 million subordinated loan provided to the owners of 950 F Street, NW is repayable in full on or after December 21, 2013 and the $30.0 million subordinated loan provided to the owners of America’s Square is repayable in full at any time, subject to yield maintenance. During both the three months ended March 31, 2013 and 2012, the Company recorded income from the amortization of origination fees of $17 thousand within “Interest and other income” on its consolidated statements of operations.

(6) Investment in Affiliates

The Company owns an interest in several joint ventures that own properties. The Company does not control the activities that are most significant to the joint ventures. As a result, the assets, liabilities and operating results of these noncontrolled joint ventures are not consolidated within the Company’s consolidated financial statements. The Company’s investments in these joint ventures are recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investment in affiliates consisted of the following (dollars in thousands):

	Reporting Segment	Ownership Interest	March 31, 2013	December 31, 2012
Prosperity Metro Plaza	Northern Virginia	51%	$26,008	$26,679
1750 H Street, NW	Washington, D.C.	50%	16,218	16,130
Aviation Business Park	Maryland	50%	4,977	4,713
RiversPark I and II	Maryland	25%	2,869	3,074

			$50,072	$50,596

The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Assets:
Rental property, net	$197,198	$198,411
Cash and cash equivalents	5,653	6,224
Other assets	16,285	17,377

Total assets	219,136	222,012

Liabilities:
Mortgage loans(1)	108,666	109,427
Other liabilities	6,003	6,687

Total liabilities	114,669	116,114

Net assets	$104,467	$105,898

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

	Three Months Ended March 31,
	2013	2012
Total revenues	$6,052	$6,080
Total operating expenses	(1,865)	(1,768)

Net operating income	4,187	4,312
Depreciation and amortization	(2,939)	(3,168)
Other expenses, net	(1,074)	(1,082)

Net income	$174	$62

The Company earns various fees from several of its joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized $0.2 million and $0.1 million in fees from joint ventures during the three months ended March 31, 2013 and 2012, respectively, which are reflected within “Tenant reimbursements and other revenues” on its consolidated statements of operations.

(7) Discontinued Operations

In March 2013, the Company entered into a contract to sell a building at Lafayette Business Center, a six-building office park located in Chantilly, Virginia. The sale is expected to be completed in the second quarter of 2013. At March 31, 2013, the building met the Company’s held-for-sale criteria (described in footnote 2(c), Rental Property) and, therefore, the assets of the building were classified within “Assets held-for-sale” and the liabilities of the building were classified within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets. The operations for the property for the periods presented on the Company’s statements of operations are reflected within discontinued operations. The Company did not record any impairment charges for the building classified as held-for-sale.

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet
Lafayette Business Center(1)	Northern Virginia	June 2013	Office	32,055
Owings Mills Business Park(1)	Maryland	11/7/2012	Business Park	38,779
Goldenrod Lane	Maryland	5/31/2012	Office	23,518
Woodlands Business Center	Maryland	5/8/2012	Office	37,887
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429

(1)

The Company is anticipating selling one building at the six-building Lafayette Business Center in June 2013 and the Company sold two buildings at the six-building Owings Mills Business Park in November 2012.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during the three months ended March 31, 2013 and 2012. The Company did not record a gain or loss on the sale of property for the three months ended March 31, 2013 and March 31, 2012.

The following table summarizes the components of net income (loss) from discontinued operations for the three months ended March 31 (amounts in thousands):

	2013	2012
Revenues	$79	$446
Net income (loss), before taxes	17	(1,187)

(8) Debt

The Company’s borrowings consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans, effective interest rates ranging from 4.40% to 7.29%, maturing at various dates through July 2022	$377,387	$418,864
Secured term loan, effective interest rate of LIBOR plus 5.50%, maturing in January 2014(1)	10,000	10,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.15% to LIBOR plus 2.30%, with staggered maturity dates ranging from July 2016 to July 2018(1)(2)	300,000	300,000
Secured term loan, effective interest rate of LIBOR plus 2.15%, maturing in November 2013(1)(3)	37,500	—
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.50%, maturing January 2015(1)(2)(4)	230,000	205,000

	$954,887	$933,864

(1)	At March 31, 2013, LIBOR was 0.20%.
(2)	The interest rate spread on the loans will increase by 25 basis points on June 1, 2013.
(3)	The loan matures in November 2013, with a three-month extension at the Company’s option.
(4)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at March 31, 2013 and December 31, 2012 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
Prosperity Business Center(1)	6.25%	5.75%	January 2013	$—	$3,242
Cedar Hill(2)	6.00%	6.58%	February 2013	—	15,404
Merrill Lynch Building(2)	6.00%	7.29%	February 2013	—	13,291
1434 Crossways Blvd Building I(2)	6.25%	5.38%	March 2013	—	7,650
Linden Business Center	6.01%	5.58%	October 2013	6,701	6,747
840 First Street, NE	5.18%	6.05%	October 2013	54,421	54,704
Annapolis Business Center	5.74%	6.25%	June 2014	8,185	8,223
Cloverleaf Center(3)	6.75%	6.75%	October 2014	16,508	16,595
1005 First Street, NE(4)	LIBOR + 2.75%	5.80%	October 2014	22,000	22,000
Jackson National Life Loan(5)	5.19%	5.19%	August 2015	95,732	96,132
Hanover Business Center Building D	8.88%	6.63%	August 2015	357	391
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%	August 2015	950	1,036
Mercedes Center– Note 1(3)	4.67%	6.04%	January 2016	4,668	4,677
Mercedes Center – Note 2(3)	6.57%	6.30%	January 2016	9,442	9,498
Gateway Centre Manassas Building I	7.35%	5.88%	November 2016	785	833
Hillside Center	5.75%	4.62%	December 2016	13,641	13,741
Redland Corporate Center	4.20%	4.64%	November 2017	67,921	68,209
Hanover Business Center Building C	7.88%	6.63%	December 2017	757	791
500 First Street, NW	5.72%	5.79%	July 2020	37,588	37,730
Battlefield Corporate Center	4.26%	4.40%	November 2020	3,966	4,003
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%	June 2021	2,014	2,060
Airpark Business Center	7.45%	6.63%	June 2021	1,099	1,123
1211 Connecticut Avenue, NW	4.22%	4.47%	July 2022	30,652	30,784

		5.38%(6)		377,387	418,864
Unamortized fair value adjustments				(689)	(696)

Total contractual principal balance				$376,698	$418,168

(1)	The loan was repaid at maturity with borrowings under the Company’s unsecured revolving credit facility.
(2)	The loan was repaid in February 2013 with borrowings under a new secured term loan.
(3)	Of the mortgage loan totals, $3.5 million encumbering Cloverleaf Center and $5.0 million encumbering Mercedes Center are recourse to the Company.
(4)

The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at the Company’s option. At March 31, 2013, LIBOR was 0.20%.

(5)

At March 31, 2013, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, Norfolk Business Center, Northridge and I-66 Commerce Center. The terms of the loan allow the Company to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt service yield.

(6)	Weighted average interest rate on total mortgage debt.

(b) Term Loans

Unsecured Term Loan

The table below shows the outstanding balances and the interest rate of the three tranches of the $300.0 million unsecured term loan at March 31, 2013 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	July 2016	$60,000	LIBOR, plus 215 basis points
Tranche B	July 2017	147,500	LIBOR, plus 225 basis points
Tranche C	July 2018	92,500	LIBOR, plus 230 basis points

		$300,000

(1)	The interest rate spread is subject to change based on the Company’s maximum total indebtedness ratio. For more information, see footnote 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially similar to those contained in the Company’s unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that the Company satisfy certain financial covenants that are also substantially similar to those contained in the Company’s unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable. As of March 31, 2013, the Company was in compliance with all the financial covenants of the unsecured term loan.

Secured Term Loans

In February 2013, the Company entered into a senior secured multi-tranche term loan facility (the “Bridge Loan”) with KeyBank, National Association and borrowed $37.5 million to repay a $15.4 million mortgage loan that encumbered Cedar Hill, a $13.3 million mortgage loan that encumbered the Merrill Lynch Building and a $7.6 million mortgage loan that encumbered a building at Crossways Commerce Center. The Bridge Loan has a variable interest rate of LIBOR plus a spread of 2.15% and matures in November 2013, with a three-month extension at the Company’s option. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the Bridge Loan. The Company can repay all or a portion of the Bridge Loan at any time during the term of the loan.

On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007 (sometimes referred to herein as the “2007 secured term loan”), which resulted in the repayment of $10.0 million of the principal balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The first two $10 million loans were paid on their respective maturity dates. On December 27, 2012, the Company prepaid the third $10.0 million loan, which was scheduled to mature on January 15, 2013. The loan’s applicable interest rate increased 100 basis points to LIBOR plus 550 basis points on January 1, 2013. Interest on the loan is payable on a monthly basis.

Each of the Company’s secured term loans contain several restrictive covenants, which in the event of non-compliance may cause the outstanding balance of the applicable loan and accrued interest to become immediately due and payable. As of March 31, 2013, the Company was in compliance with all of the financial covenants of the Bridge Loan and the 2007 secured term loan.

(c) Unsecured Revolving Credit Facility

During the first quarter of 2013, the Company borrowed $25.0 million under the unsecured revolving credit facility, which was used to repay the outstanding balance on a mortgage loan and for general corporate purposes. The weighted average borrowings outstanding under the unsecured revolving credit facility were $221.9 million with a weighted average interest rate of 2.9% for the three months ended March 31, 2013, compared with $161.0 million and 2.8%, respectively, for the three months ended March 31, 2012. The Company’s maximum outstanding borrowings were $230.0 million and $198.0 million during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, outstanding borrowings under the unsecured revolving credit facility were $230.0 million with a weighted average interest rate of 2.7%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. At March 31, 2013, the available capacity under the unsecured revolving credit facility was $24.7 million. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants. At March 31, 2013, LIBOR was 0.20% and the applicable spread on the Company’s unsecured revolving credit facility was 250 basis points. Based on the Company’s leverage ratio at March 31, 2013, the spread will increase by 25 basis points on June 1, 2013. As of March 31, 2013, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility.

(d) Interest Rate Swap Agreements

At March 31, 2013, the Company had fixed LIBOR, at a weighted average interest rate of 1.5%, on $350.0 million of its variable rate debt through twelve interest rate swap agreements. See footnote 9, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

(e) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2013, the Company was in compliance with the covenants of its unsecured term loan, secured term loans (including the Bridge Loan) and unsecured revolving credit facility and any such financial covenants of its mortgage debt.

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

The Company’s unsecured term loan and unsecured revolving credit facility are subject to interest rate spreads that float based on the quarterly measurement of the Company’s maximum consolidated total indebtedness ratio. The floating rate spreads can increase by an additional 25 basis points to the extent the Company’s leverage levels increase further or can decrease if the Company’s leverage ratio improves. As a result of the Company’s leverage ratio at December 31, 2012, the applicable interest rate spread on the Company’s unsecured revolving credit facility and unsecured term loan decreased by 25 basis points on March 1, 2013. Based on the Company’s leverage ratio at March 31, 2013, the applicable interest spread will increase by 25 basis points on June 1, 2013.

On February 8, 2013, the Company and its bank lenders amended its unsecured revolving credit facility and existing term loans to provide increased flexibility on a short-term basis under certain financial covenants, specifically extending the December 31, 2012 requirements under the consolidated total leverage, unencumbered pool leverage and consolidated debt yield covenants in the near term, and proactively addressing the impact that the potential industrial portfolio sale would have on the covenants relating to tangible net worth and dispositions as a percentage of gross asset value.

As previously disclosed, the Company and its bank lenders also amended its unsecured revolving credit facility and existing term loans in May 2012 to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. In connection with these May 2012 amendments, the unsecured revolving credit facility and the unsecured term loan were amended to give the lenders the right, at their option, to record mortgages on substantially all of the Company’s unencumbered properties, which they have not yet elected to do as of the date of this filing.

(9) Derivative Instruments

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

At March 31, 2013, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

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

		$350,000

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any ineffectiveness associated with its cash flow hedges during the three months ended March 31, 2013 and 2012, which would have been recorded into earnings or losses, and does not expect any future ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on the Company’s consolidated statements of operations as interest payments are made on the Company’s variable-rate debt. The Company reclassified accumulated other comprehensive loss as an increase to interest expense of $1.1 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company estimates that $4.3 million of its accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(10) Fair Value Measurements

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	Balance at March 31, 2013	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$10,371	$—	$10,371	$—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$15,955	$—	$15,955	$—
Recurring Measurements:
Derivative instrument-swap liabilities	11,464	—	11,464	—

With the exception of its contingent consideration obligations, which totaled $2.3 million at both March 31, 2013 and December 31, 2012, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the three months ended March 31, 2013 and 2012. Also, no transfers into and out of fair value measurements levels for assets or liabilities that are measured on a recurring basis occurred during the three months ended March 31, 2013 and 2012.

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

Interest Rate Derivatives

The interest rate derivatives are fair valued based on prevailing market yield curves on the measurement date and also take into consideration the credit valuation adjustment of the counter-party in determining the fair value of counterparty credit risk associated with the Company’s interest rate swap agreements. The Company uses a third party to assist in valuing its interest rate swap agreements. A daily “snapshot” of the market is taken to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are then compiled through a valuation process that generates daily valuations, which are used to value the Company’s interest rate swap agreements. The Company’s interest rate swap derivatives are effective cash flow hedges and any change in fair value is recorded in the equity section of the Company’s consolidated balance sheets as “Accumulated other comprehensive loss.”

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

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at March 31, 2013 and December 31, 2012 are as follows (amounts in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,748	$55,000	$54,730	$55,000

Financial Liabilities:
Mortgage debt	$377,387	$385,109	$418,864	$427,851
Secured term loans(2)	47,500	47,500	10,000	10,000
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	230,000	230,000	205,000	205,000

Total	$954,887	$962,609	$933,864	$942,851

(1)	The face value of the Company’s notes receivable was $55.0 million at March 31, 2013 and December 31, 2012.
(2)

In February 2013, the Company entered into the Bridge Loan, and borrowed $37.5 million to repay a $15.4 million mortgage loan that encumbered Cedar Hill, a $13.3 million mortgage loan that encumbered the Merrill Lynch Building and a $7.6 million mortgage loan that encumbered a building at Crossways Commerce Center.

(11) Equity

On January 22, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 15, 2013 to common shareholders of record as of February 8, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on February 15, 2013 to preferred shareholders of record as of February 8, 2013. On April 23, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on May 15, 2013 to common shareholders of record as of May 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on May 15, 2013 to preferred shareholders of record as of May 6, 2013. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common and preferred shares, the Operating Partnership distributes an equivalent distribution on its common and preferred Operating Partnership units, respectively.

The Company’s unsecured revolving credit facility, unsecured term loan and secured term loans (including the Bridge Loan) contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit the Company’s ability to make distributions to its common and preferred shareholders. Further, distributions with respect to the Company’s common shares are subject to its ability to first satisfy its obligations to pay distributions to the holders of its Series A Preferred Shares.

As a result of the redemption feature of the Operating Partnership units requiring delivery of registered shares of the Company, the noncontrolling interests associated with the Operating Partnerhsip are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2012	$658,765	$3,728	$662,493	$34,367
Net income (loss)	2,022	(5)	2,017	(54)
Changes in ownership, net	(4,632)	—	(4,632)	5,067
Distributions to owners	(10,755)	—	(10,755)	(390)
Other comprehensive income	1,041	—	1,041	52

Balance at March 31, 2013	$646,441	$3,723	$650,164	$39,042

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2011	$672,246	$4,245	$676,491	$39,981
Net (loss) income	(3,156)	17	(3,139)	(335)
Changes in ownership, net	46,262	8	46,270	942
Distributions to owners	(12,337)	—	(12,337)	(583)
Other comprehensive income	688	—	688	39

Balance at March 31, 2012	$703,703	$4,270	$707,973	$40,044

A summary of the Company’s accumulated other comprehensive loss is as follows (amounts in thousands):

	2013	2012
Beginning balance at January1,	$(10,917)	$(5,849)
Net gain on derivative instruments	1,093	727
Net gain attributable to noncontrolling interests	(52)	(39)

Ending balance at March 31,	$(9,876)	$(5,161)

(12) Noncontrolling Interests

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at March 31, 2013, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $38.5 million. At March 31, 2013, the Company recorded an adjustment of $8.6 million to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At March 31, 2013 and December 31, 2012, 2,598,259 of the total common Operating Partnership units, or 4.8%, were not owned by the Company. There were no common Operating Partnership units redeemed for common shares or with available cash during the three months ended March 31, 2013 and 2012.

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

At March 31, 2013, the Company’s consolidated joint ventures had a controlling interest in the following properties:

Property	Acquisition Date	Reporting Segment	First Potomac Controlling Interest	Square Footage
1005 First Street, NE	August 2011	Washington, D.C.	97%	30,414	(1)
Redland Corporate Center	November 2010	Maryland	97%	349,267

(1)	The site is leased to Greyhound Lines, Inc., which has moved to Union Station and whose lease is scheduled to terminate in August 2013.

(13) Share-Based Compensation

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

Stock Options Summary

During the first quarter of 2013, the Company issued 124,250 stock options to its non-officer employees. The stock options vest ratably over a four-year service period. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. Each award has a 10-year contractual life. The Company recognized compensation expense related to stock options of $143 thousand and $130 thousand during the three months ended March 31, 2013 and 2012, respectively.

A summary of the Company’s stock option activity during the three months ended March 31, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,384,006	$15.91	5.9 years	$174,763
Granted	124,250	12.73
Exercised	(8,015)	10.74
Forfeited	(13,964)	15.24

Outstanding at March 31, 2013	1,486,277	$15.68	5.9 years	$819,475

Exercisable at March 31, 2013	786,079	$16.72	3.4 years	$431,815
Options expected to vest, subsequent to March 31, 2013	668,486	$14.57	8.8 years	$331,364

As of March 31, 2013, the Company had $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 5.2 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option- pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding period that is equivalent to the award’s expected life, which in management’s opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The weighted average assumptions used in the fair value determination of stock options granted to employees in 2013 are summarized as follows:

Risk-free interest rate	0.76%
Expected volatility	49.7%
Expected dividend yield	4.92%
Weighted average expected life of options	5 years

The weighted average grant date fair value of the stock options issued during the three months ended March 31, 2013 was $3.61 per share.

Option Exercises

The Company received approximately $86 thousand and $9 thousand from the exercise of stock options during the three months ended March 31, 2013 and 2012, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $26 thousand and $3 thousand, respectively.

Non-Vested Share Awards

The Company issues non-vested share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards. In February 2013, the Company granted a total of 287,214 non-vested common shares in two separate awards to its officers. The first award of 176,103 non-vested common shares, which was granted to all of the Company’s officers with the exception of its Chief Executive Officer, will vest ratably over a five-year term. The second award of 111,111 shares was a performance-based non-vested common share award granted to the Company’s Chief Executive Officer. The amount of shares associated with the second award that will vest will be determined at January 1, 2015 based upon the achievement of specified performance goals that were identified at the time of issuance. Any shares associated with the second award that do not vest on January 1, 2015 will be forfeited.

The Company recognized $0.6 million of compensation expense associated with its non-vested share awards during both the three months ended March 31, 2013 and 2012. Dividends on all non-vested share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding non-vested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of dividends over earnings related to participating securities are shown as a reduction in net loss attributable to common shareholders in the Company’s computation of EPS.

A summary of the Company’s non-vested share awards at March 31, 2013 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	673,828	$12.83
Granted	287,214	11.92
Vested	(95,227)	13.14
Expired	(45,049)	11.42

Non-vested at March 31, 2013	820,766	12.56

As of March 31, 2013, the Company had $7.6 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 3.5 years.

The Company values its non-vested time-based share awards at the grant date fair value. For the non-vested performance-based share awards issued in 2013, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero coupon risk-free rate for the time frame of 0.25 years to 3 years, which ranged from 0.11% to 0.4%, respectively. The volatility used for the Company’s common share price in the Monte Carlo Simulation varied between 24.31% and 29.11%.

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

The results of operations for the Company’s four reporting segments for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Three Months Ended March 31, 2013
	Maryland	Washington, D.C.		Northern Virginia	Southern Virginia	Consolidated
Number of buildings	62	4	(1)	56	57	179
Square feet	3,779,047	670,066	(1)	3,653,645	5,484,597	13,587,355
Total revenues	$14,170	$7,616		$16,707	$12,884	$51,377
Property operating expense	(3,629)	(1,893)		(3,503)	(3,880)	(12,905)
Real estate taxes and insurance	(1,199)	(1,349)		(1,823)	(1,032)	(5,403)

Total property operating income	$9,342	$4,374		$11,381	$7,972	33,069

Depreciation and amortization expense						(16,885)
General and administrative						(5,267)
Other expenses, net						(8,971)
Income from discontinued operations						17

Net income						$1,963

Total assets(2)(3)	$487,545	$324,064		$460,996	$362,239	$1,718,364

Capital expenditures(4)	$2,823	$5,969		$3,617	$2,963	$15,770

	Three Months Ended March 31, 2012
	Maryland	Washington, D.C.		Northern Virginia	Southern Virginia	Consolidated
Number of buildings	66	4	(1)	55	57	182
Square feet	3,878,306	666,714	(1)	3,665,510	5,649,491	13,860,021
Total revenues	$14,245	$6,826		$13,238	$12,225	$46,534
Property operating expense	(3,716)	(1,335)		(3,170)	(3,387)	(11,608)
Real estate taxes and insurance	(1,187)	(895)		(1,455)	(1,037)	(4,574)

Total property operating income	$9,342	$4,596		$8,613	$7,801	30,352

Depreciation and amortization expense						(16,018)
General and administrative						(4,897)
Acquisition costs						(17)
Impairment of real estate assets						(1,949)
Other expenses, net						(9,697)
Provision for income taxes						(61)
Loss from discontinued operations						(1,187)

Net loss						$(3,474)

Total assets(2)(3)	$497,880	$331,971		$458,094	$366,192	$1,738,610

Capital expenditures(4)	$8,052	$863		$6,458	$3,012	$18,989

(1)	Excludes 440 First Street, NW, which has been in redevelopment since its acquisition in December 2010.
(2)

Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s condensed consolidated financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see footnote 6, Investment in Affiliates.

(3)	Corporate assets not allocated to any of our reportable segments totaled $83,520 and $84,473 at March 31, 2013 and 2012, respectively.
(4)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $398 and $604 at March 31, 2013 and 2012, respectively.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and included elsewhere in this Quarterly Report on Form 10-Q. See “Special Note About Forward-Looking Statements” above.

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

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of March 31, 2013, owned a 95.2% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and other unrelated parties.

At March 31, 2013, the Company wholly-owned or had a controlling interest in properties totaling 13.6 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can accommodate approximately 2.4 million square feet of additional development. The Company’s consolidated properties were 83.9% occupied by 634 tenants. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.1 million square feet at March 31, 2013. The Company derives substantially all of its revenue from leases of space within its properties. As of March 31, 2013, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 23% of the Company’s total annualized cash basis rent.

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

Executive Summary

For the three months ended March 31, 2013, the Company had net income of $2.0 million compared with a net loss of $3.5 million during the three months ended March 31, 2012.

The Company’s funds from operations (“FFO”) available to common shareholders were $17.1 million, or $0.32 per diluted share, for the three months ended March 31, 2013 compared with FFO of $14.4 million, or $0.27 per diluted share, for the three months ended March 31, 2012. The increase in FFO for the three months ended March 31, 2013 compared with the same period in 2012 is due to an increase in the Company’s net operating income. The increase in net operating income in the first quarter of 2013 compared to the same period in 2012 was a result of higher occupancy in the Company’s portfolio, particularly at Redland Corporate Center, and an increase in termination fee income.

FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net income (loss) attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Transactions

•	Executed 563,000 square feet of leases, including 218,000 square feet of new leases;

•	Delivered more than 177,000 square feet of positive net absorption and a tenant retention rate of 89%;

•	Increased operating flexibility under credit facility and term loans by amending certain financial and other covenants; and

•	Repaid $36.3 million of mortgage loans that encumbered Cedar Hill, the Merrill Lynch Building and a building at Crossways Commerce Center with proceeds from the Bridge Loan.

Updated Strategic and Capital Plan

In January 2013, the Company announced an updated strategic and capital plan. As previously disclosed, the Company is continuing to execute on its strategy of repositioning its portfolio to focus on high-quality office properties in the Washington, D.C. metropolitan region. Key aspects of the plan include:

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

•

During the first quarter of 2013, the Company declared a quarterly dividend of $0.15 per common share, which equates to an annualized dividend of $0.60 per common share, representing a 25% decrease from its prior annualized dividend of $0.80 per common share.

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

Informal SEC Inquiry

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company has been informed that the SEC has initiated an informal inquiry relating to the matters that were the subject of the Audit Committee’s internal investigation regarding the material weakness previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The SEC staff has informed the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor considered a reflection upon any person, entity or security. The Company has been, and intends to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time.

Properties:

The following sets forth certain information for the Company’s consolidated properties by segment as of March 31, 2013 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at March 31, 2013(3)	Occupied at March 31, 2013(3)
Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,830	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	7,011	100.0%	100.0%
1005 First Street, NE(4)	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,508	97.1%	97.1%

Total/Weighted Average	4		531,714	17,845	99.3%	99.3%

Redevelopment
440 First Street, NW	1	Capitol Hill	138,352	—
Joint Venture Property (unconsolidated)
1750 H Street, NW	1	CBD	111,373	3,822	93.9%	93.9%

Region Total/Weighted Average	6		781,439	$21,667	98.4%	98.4%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.
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

(3)	Does not include space in development or redevelopment.
(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% controlling economic interest.

MARYLAND REGION

Region	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2013(2)	Occupied at March 31, 2013(2)
SUBURBAN MD
Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	$4,027	100.0%	97.0%
Gateway 270 West	6	Clarksburg	255,917	2,346	67.6%	64.8%
Girard Business Center(4)	7	Gaithersburg	297,422	2,738	78.9%	75.1%
Rumsey Center	4	Columbia	134,689	1,377	94.9%	86.7%
Snowden Center	5	Columbia	145,180	2,142	98.6%	98.6%

Total Business Park	29		1,146,054	12,630	86.5%	83.1%
Office
Worman’s Mill Court	1	Frederick	40,099	381	87.6%	87.6%
Annapolis Business Center	2	Annapolis	102,374	1,686	98.8%	94.7%
Campus at Metro Park North	4	Rockville	190,720	3,600	89.6%	89.6%
Cloverleaf Center	4	Germantown	173,766	2,226	74.1%	74.1%
Gateway Center	2	Gaithersburg	44,010	508	67.1%	65.5%
Hillside Center	2	Columbia	85,631	893	74.4%	74.4%
Merrill Lynch Building	1	Columbia	137,058	1,685	81.4%	77.8%
Patrick Center	1	Frederick	66,269	968	77.1%	77.1%
Redland Corporate Center	2	Rockville	349,267	7,055	91.4%	87.8%
West Park	1	Frederick	28,390	267	81.7%	81.7%

Total Office	20		1,217,584	19,269	84.9%	83.1%
Industrial(5)
Frederick Industrial Park(6)	3	Frederick	550,576	3,900	86.0%	86.0%
Glenn Dale Business Center	1	Glenn Dale	314,923	1,750	94.6%	87.2%

Total Industrial	4		865,499	5,650	89.1%	86.4%
Total Suburban Maryland	53		3,229,137	37,549	86.6%	84.0%

BALTIMORE
Business Park
Owings Mills Business Park(7)	4	Owings Mills	180,475	1,441	57.4%	57.4%
Triangle Business Center	4	Baltimore	74,429	344	47.6%	47.6%

Total Business Park	8		254,904	1,785	54.5%	54.5%
Industrial(5)
Mercedes Center	1	Hanover	295,006	1,303	74.0%	74.0%

Total Baltimore	9		549,910	3,088	65.0%	65.0%

Total Consolidated	62		3,779,047	40,637	83.5%	81.2%

Joint Venture Property (Unconsolidated)
RiversPark I and II	6	Columbia	307,747	3,753	89.1%	89.1%
Aviation Business Park	3	Glen Burnie	120,285	746	42.3%	37.9%

Total Joint Ventures	9		428,032	4,499	75.9%	74.7%

Region Total/Weighted Average	71		4,207,079	$45,136	82.7%	80.6%

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

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2013(2)	Occupied at March 31, 2013(2)
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,532	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,579	636	60.4%	50.2%
Linden Business Center	3	Manassas	109,787	1,053	97.4%	70.5%
Prosperity Business Center	1	Merrifield	71,343	912	100.0%	100.0%
Sterling Park Business Center(3)	7	Sterling	474,807	4,145	91.8%	86.2%

Total Business Park	17		952,700	9,278	91.3%	84.4%
Office
Atlantic Corporate Park	2	Sterling	221,118	1,487	40.3%	29.9%
Cedar Hill	2	Tyson’s Corner	102,632	2,165	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,063	1,785	89.3%	89.3%
Lafayette Business Center(4)	6	Chantilly	253,867	3,536	82.4%	82.4%
One Fair Oaks	1	Fairfax	214,214	5,150	100.0%	100.0%
Reston Business Campus	4	Reston	83,373	998	75.9%	72.1%
Three Flint Hill	1	Oakton	180,623	2,695	84.7%	66.1%
Van Buren Office Park	5	Herndon	106,954	1,365	97.3%	75.8%
Windsor at Battlefield	2	Manassas	155,511	1,975	90.3%	90.3%

Total Office	27		1,446,355	21,156	82.3%	76.6%
Industrial(5)
13129 Airpark Road	1	Culpeper	149,888	724	100.0%	100.0%
I-66 Commerce Center(6)	1	Haymarket	236,082	3,471	100.0%	100.0%
Interstate Plaza	1	Alexandria	109,029	1,141	98.9%	98.9%
Newington Business Park Center	7	Lorton	254,333	2,270	81.2%	77.9%
Plaza 500	2	Alexandria	505,258	4,924	74.5%	74.5%

Total Industrial	12		1,254,590	12,530	85.8%	85.2%

Total Consolidated	56		3,653,645	42,964	85.9%	81.6%

Joint Venture Property (Unconsolidated)
Prosperity Metro Plaza	2	Merrifield	325,645	6,057	86.1%	86.1%

Region Total/Weighted Average	58		3,979,290	$49,021	85.9%	81.9%

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
(4)

Lafayette Business Center consists of the following properties: Enterprise Center and Tech Court. The Company expects to sell a 32,000 square foot building at the property in the second quarter of 2013.

(5)

All of the Company’s industrial properties located in Northern Virginia, other than Newington Business Park Center and Plaza 500, are included in the industrial portfolio that is currently being marketed for sale.

(6)	Previously referred to as 15395 John Marshall Highway.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2013(2)	Occupied at March 31, 2013(2)
RICHMOND
Business Park
Chesterfield Business Center(3)	11	Richmond	320,308	$1,857	87.9%	87.9%
Hanover Business Center	4	Ashland	183,669	778	68.2%	66.4%
Park Central	3	Richmond	204,762	1,903	81.8%	81.8%
Virginia Center Technology Park	1	Glen Allen	118,579	1,229	83.8%	83.8%

Total Business Park	19		827,318	5,767	81.4%	81.0%
Industrial(4)
Northridge	2	Ashland	139,346	778	82.9%	82.9%
River’s Bend Center(5)	6	Chester	795,143	4,741	100.0%	100.0%

Total Industrial	8		934,489	5,519	97.5%	97.5%
Total Richmond	27		1,761,807	11,286	89.9%	89.7%

NORFOLK
Business Park
Crossways Commerce Center(6)	9	Chesapeake	1,087,250	11,088	94.2%	94.2%
Battlefield Corporate Center	1	Chesapeake	96,720	795	100.0%	100.0%
Greenbrier Business Park(7)	4	Chesapeake	412,526	4,010	81.9%	77.3%
Norfolk Commerce Park(8)	3	Norfolk	262,917	2,595	89.4%	67.8%

Total Business Park	17		1,859,413	18,488	91.1%	87.0%
Office
Greenbrier Towers	2	Chesapeake	172,385	1,669	80.0%	79.4%

Total Office	2		172,385	1,669	80.0%	79.4%
Industrial(4)
Cavalier Industrial Park	4	Chesapeake	394,308	1,326	80.4%	80.4%
Diamond Hill Distribution Center	4	Chesapeake	712,339	2,846	95.1%	95.1%
Hampton Roads Center(9)	3	Hampton	584,345	2,810	63.5%	63.5%

Total Industrial	11		1,690,992	6,982	80.8%	80.8%

Total Norfolk	30		3,722,790	27,139	85.9%	83.8%

Region Total/Weighted Average	57		5,484,597	$38,425	87.2%	85.7%

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

Development and Redevelopment Activity

The Company constructs office buildings, business parks and/or industrial buildings on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 2.4 million square feet of additional building space. Below is a summary of the approximate building square footage that can be developed on the Company’s developable land and the Company’s current development and redevelopment activity as of March 31, 2013 (amounts in thousands)

Reporting Segment	Developable Square Feet	Square Feet Under Development	Cost to Date of Development Activities(1)	Square Feet Under Redevelopment	Cost to Date of Redevelopment Activities(1)
Washington, D.C.	712	—	$—	138	$19,494
Maryland	250	—	—	—	—
Northern Virginia	568	—	—	—	—
Southern Virginia	841	118	327	—	—

	2,371	118	$327	138	$19,494

(1)	Costs to date amounts exclude tenant improvement and leasing commission costs, as well as the property’s original cost basis.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story, 105,000 square foot office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. The Company is in the process of redeveloping the entire property, including adding additional square footage. At March 31, 2013, the Company’s investment in the redevelopment project, including property basis, was $43.0 million.

During the first quarter of 2013, the Company did not place in-service any development or redevelopment efforts.

Lease Expirations

Approximately 9.8% of the Company’s annualized cash basis rent, excluding month-to-month leases (which represent 0.3% of the Company’s annualized cash basis rent), is scheduled to expire during the remainder of 2013. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During the three months ended March 31, 2013, the Company had an 89% retention rate, based on square footage. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate on the Company’s renewed leases for the three months ended March 31, 2013 increased 4.0% compared with the expiring leases. During the first quarter of 2013, the Company executed new leases for 0.2 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of March 31, 2013 (dollars in thousands, except per square foot data):

Year of LeaseExpiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	4	28,203	0.2%	$375	0.3%	$13.32
2013	81	868,579	7.5%	13,840	9.8%	13.53	(4)
2014	149	1,625,023	14.0%	16,158	11.7%	9.94
2015	121	1,309,927	11.3%	12,426	8.9%	9.49
2016	104	1,680,663	14.5%	17,958	12.8%	10.69
2017	99	1,477,718	12.7%	18,990	13.6%	12.85
2018	80	1,260,933	10.9%	12,581	9.0%	9.98
2019	53	716,481	6.2%	9,380	6.7%	13.09
2020	43	743,015	6.4%	11,511	8.2%	15.49
2021	23	484,360	4.2%	5,236	3.7%	10.81
2022	23	420,608	3.6%	3,985	2.8%	9.47
Thereafter	30	985,274	8.5%	17,431	12.5%	17.69

Total /Weighted Average	810	11,600,784	100.0%	$139,871	100.0%	$11.87

(1)	The Company classifies leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.
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

(3)	Represents Annualized Cash Basis Rent at March 31, 2013 divided by the square footage of the expiring leases.
(4)

Does not include the Greyhound Lines, Inc. lease at 1005 First Street, NE, which is scheduled to terminate in August 2013, as the terms of the lease were negotiated as part of the Company’s acquisitions of 1005 First Street, NE and do not reflect a comparable market rate for leases.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. The Company also capitalizes direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during the three months ended March 31, 2013 and 2012. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012

As of March 31, 2013, the Company had not acquired any properties in 2013. The Company did not acquire any properties in 2012.

The term “Comparable Portfolio” refers to all consolidated properties owned by the Company, with operating results reflected in the Company’s continuing operations, for the entirety of the periods presented, with the exception of Three Flint Hill, Davis Drive, and 440 Street, NW, which have not been placed in service for the entirety of the periods presented, and therefore excluded from the “Comparable Portfolio”.

In the period-over-period discussion of operating results below, all properties that have been excluded during either of the periods being compared are referred to as the “Non-comparable Properties”.

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

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Rental	$40,187	$37,401	$2,786	7%
Tenant reimbursements and other	$11,190	$9,133	$2,057	23%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $2.8 million for the three months ended March 31, 2013 compared with the same period in 2012. The Comparable Portfolio contributed $2.1 million of additional rental revenue during the three months ended March 31, 2013 compared with the same period in 2012, which was primarily due to a $1.5 million increase in straight-line rent amortization associated with an early lease termination from a tenant at I-66 Commerce Center. The tenant terminated its lease at the end of March 2013. The remainder of the increase in rental revenue associated with the Comparable Portfolio was primarily attributable to an increase in occupancy. Rental revenue for the Non-comparable Properties increased $0.7 million for the three months ended March 31, 2013 compared with the same period in 2012. The increase in rental revenue for the three months ended March 31, 2013 compared with same period in 2012 includes $2.5 million for Northern Virginia and $0.3 million for Southern Virginia. Rental revenues remained relatively flat in Maryland and Washington, D.C. for the three months ended March 31, 2013 compared with the same period in 2012.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $2.1 million for the three months ended March 31, 2013 compared with the same period in 2012. For the Comparable Portfolio, tenant reimbursements and other revenues increased $1.9 million for the three months ended March 31, 2013 compared with the same period in 2012 due to an increase in termination fee income and higher recoverable property operating expenses. The Non-comparable Properties contributed an increase in tenant reimbursements and other revenue of $0.2 million for the three months ended March 31, 2013 compared with the same period in 2012. The increase in tenant reimbursements and other revenues for the three months ended March 31, 2013 compared with the same period in 2012 includes $0.8 million for Washington, D.C., $1.0 million for Northern Virginia, and $0.3 million for Southern Virginia. Tenant reimbursements and other revenues remained relatively flat in Maryland for the three months ended March 31, 2013 compared with the same period in 2012.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Property operating	$12,905	$11,608	$1,297	11%
Real estate taxes and insurance	$5,403	$4,574	$829	18%

Property operating expenses increased $1.3 million for the three months ended March 31, 2013 compared with the same period in 2012. For the Comparable Portfolio, property operating expenses increased $1.2 million for the three months ended March 31, 2013 compared with 2012 primarily due to an increase in snow and ice removal costs. The Non-comparable Properties contributed an increase in property operating expenses of $0.1 million for the three months ended March 31, 2013 compared with 2012. The increase in property operating expenses for the three months ended March 31, 2013 compared with the same period in 2012 includes $0.6 million for Washington, D.C., $0.3 million for Northern Virginia and $0.5 million for Southern Virginia. Property operating expenses for Maryland decreased $0.1 million for the three months ended March 31, 2013 compared with the same period in 2012.

Real estate taxes and insurance expense increased $0.8 million for the three months ended March 31, 2013 compared with the same period in 2012. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.7 million for the three months ended March 31, 2013 compared with the same period in 2012 due to higher real estate tax assessments. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $0.1 million for the three months ended March 31, 2013 compared with the same period in 2012. The increase in real estate taxes and insurance expense for the three months ended March 31, 2013 compared with the same period in 2012 includes $0.4 million for Washington, D.C. and $0.4 million for Northern Virginia. Property operating expenses remained relatively flat in Maryland and Southern Virginia for the three months ended March 31, 2013 compared with the same period in 2012.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$5,267	$4,897	$370	8%

General and administrative expenses increased $0.4 million during the three months ended March 31, 2013 compared with the same period in 2012. For the three months ended March 31, 2013, the Company incurred $0.3 million in legal fees associated with the informal inquiry initiated by the SEC. General and administrative expenses also increased due to higher rent expense associated with the Company expanding its corporate headquarters in late 2012. The Company currently anticipates general and administrative expenses will decrease in 2013 compared with 2012 as it expects to experience a decline in legal and accounting fees and personnel separation costs in 2013 compared with 2012. However, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2013. Any reduction in general and administrative expenses in 2013 will be partially offset by an expected increase in employee compensation costs, as the result of a larger workforce, and a full year impact of the expansion of the Company’s corporate offices.

Acquisition costs are summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$—	$17	$(17)	(100)%

The Company did not acquire any properties during the first quarter of 2013 or 2012.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$16,885	$16,018	$867	5%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $0.9 million for the three months ended March 31, 2013 compared with the same period in 2012. The Non-comparable Properties contributed additional depreciation and amortization expense of $0.6 million for the three months ended March 31, 2013 compared with the same period in 2012. Depreciation and amortization expense attributable to the Comparable Portfolio increased $0.3 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to additional leasing costs incurred plus the placing in service of additional tenant and construction improvements.

Impairment of real estate assets are summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$—	$1,949	$(1,949)	(100)%

During the first quarter of 2012, the Company reduced its holding period for its Owings Mills Business Park property and recorded an impairment charge of $2.8 million. A portion of the impairment charge related to buildings that were subsequently disposed of during 2012 was reclassified to discontinued operations. For the three months ended March 31, 2013, the Company did not record any impairment charges.

Other Expenses, net

Interest expense is summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$10,530	$11,159	$(629)	(6)%

The Company seeks to employ cost-effective financing methods to fund its acquisitions, development and redevelopment projects and to refinance its existing debt to provide greater balance sheet flexibility or to take advantage of lower interest rates. The methods used to fund the Company’s activities impact the period-over-period comparisons of interest expense.

At March 31, 2013, the Company had $954.9 million of debt outstanding with a weighted average interest rate of 4.2% compared with $910.2 million of debt outstanding with a weighted average interest rate of 4.9% at March 31, 2012.

Interest expense decreased $0.6 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2012, primarily as a result of the Company refinancing debt obligations at lower rates. During 2012, the Company early extinguished its $37.5 million Series A senior notes and its $37.5 million Series B senior notes, which had interest rates of 6.4% and 6.6%, respectively, with borrowings under its unsecured revolving credit facility, which had a weighted average interest rate of 2.9% during the three months ended March 31, 2013. The Company also repaid $126.2 million of mortgage debt in 2012 that had a weighted average interest rate of 6.6% with borrowings under its unsecured revolving credit facility or with proceeds from new mortgage debt that was issued at significantly lower rates. During the first quarter of 2013, the Company repaid $39.5 million of mortgage debt with a weighted average interest rate of 6.1% with the proceeds from a $37.5 million Bridge Loan with an applicable interest rate of LIBOR plus 2.15% and borrowings under its unsecured revolving credit facility.

The Company believes interest expense will continue to decline in 2013 compared with 2012 as a result of the Company refinancing over $240 million of debt during 2012 and the first quarter of 2013 at lower interest rates and due to an anticipated reduction of debt associated with proceeds from the potential sale of its industrial portfolio.

Interest and other income are summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$1,531	$1,508	$23	2%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square-foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5%. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot, office complex in Washington, D.C. The loan has a fixed interest rate of 9.0%. The Company recorded interest income related to these loans of $1.5 million during each of the three months ended March 31, 2013 and 2012. In January 2013, the Company subleased 5,000 square feet of its corporate headquarters. For the three months ended March 31, 2013, the Company recognized $42 thousand of income associated with its sublease, which is reflected within “Interest and other income” on its consolidated statements of operations. The Company did not recognize any sublease income in 2012.

The Company anticipates interest and other income will increase in 2013 compared with 2012 due to the income provided by the Company’s sublease.

Equity in (earnings) losses of affiliates is summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$(28)	$46	$74	NM

Equity in (earnings) losses of affiliates reflects the Company’s ownership interest in the operating results of the properties, in which it does not have a controlling interest. The increase in equity in (earnings) losses of affiliates during the three months ended March 31, 2013 compared with the same period in 2012 reflects aggregate income generated by the properties owned by these ventures in 2013 compared to an aggregate loss generated in the same period in 2012.

Provision for Income Taxes

Provision for income taxes is summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$—	$(61)	$61	100%

The Company owns properties in Washington, D.C. that are subject to income-based franchise taxes as a result of conducting business in Washington, D.C. Provision for income taxes decreased $0.1 million for the three months ended March 31, 2013 due to a third quarter 2012 change in tax regulations in the District of Columbia that requires the Company to file a unitary tax return, which allows for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company prospectively measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse; therefore, the Company did not record a provision for income taxes for the three months ended March 31, 2013.

Income (loss) from Discontinued Operations

Income (loss) from discontinued operations is summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$17	$(1,187)	$1,204	NM

Discontinued operations reflect the operating results of the Company’s disposed property or property classified as held-for-sale at March 31, 2013. The Company did not dispose of any property during the three months ended March 31, 2013. For more information on the Company’s discontinued operations, see footnote 7 – Discontinued Operations.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
	$59	$318	$(259)	(81)%

Net loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. During the three months ended March 31, 2013 and 2012, the Company recognized net loss attributable to common shareholders of $1.1 million and $5.8 million, respectively. As of March 31, 2013 and 2012, the Company consolidated two joint ventures in which it had a controlling interest. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of earnings or losses within net loss attributable to noncontrolling interests. For the three months ended March 31, 2013, the Company’s consolidated joint venture’s had an aggregate loss compared with and aggregated earnings for the three months ended March 31, 2012.

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

Comparison of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	170	170	—	—
Same property revenues
Rental	$37,827	$37,266	$561	1.5
Tenant reimbursements and other	10,060	8,680	1,380	15.9

Total same property revenues	47,887	45,946	1,941	4.2

Same property operating expenses
Property	11,923	11,179	744	6.7
Real estate taxes and insurance	5,259	4,495	764	17.0

Total same property operating expenses	17,182	15,674	1,508	9.6

Same property net operating income(2)	$30,705	$30,272	$433	1.4

Reconciliation to net income (loss):
Same property net operating income(2)	$30,705	$30,272
Non-comparable net operating income(3)(4)	2,364	80
General and administrative expenses	(5,267)	(4,897)
Depreciation and amortization	(16,885)	(16,018)
Other(5)	(8,971)	(11,724)
Discontinued operations	17	(1,187)

Net income (loss)	$1,963	$(3,474)

	Weighted Average Occupancy For Three Months Ended March 31,
	2013	2012
Same Properties	83.9%	82.8%

(1)	Represents properties owned or in-service for the entirety of the periods presented.
(2)	Same-property comparisons do not include the $1.5 million straight-line rent amortization impact associated with Engineering Solutions at I-66 Commerce Center.
(3)	Non-comparable Properties include: Three Flint Hill, NW, 440 First Street, NW, Davis Drive and a building at Lafayette Business Center.
(4)	Non-comparable Property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(5)	Combines acquisition costs, impairment of real estate assets, total other expenses, net and provision for income taxes from the Company’s consolidated statements of operations.

Same Property NOI increased $0.4 million for the three months ended March 31, 2013 compared with the same period in 2012. Total same property revenues increased $1.9 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to an increase in recoverable property operating expenses and an increase in occupancy. Total same property operating expenses increased $1.5 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to higher real estate tax assessments and an increase in snow and ice removal costs.

Maryland

(dollars in thousands)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	62	62	—	—
Same property revenues
Rental	$11,631	$11,653	$(22)	(0.2)
Tenant reimbursements and other	2,384	2,203	181	8.2

Total same property revenues	14,015	13,856	159	1.1

Same property operating expenses
Property	3,598	3,554	44	1.2
Real estate taxes and insurance	1,146	1,129	17	1.5

Total same property operating expenses	4,744	4,683	61	1.3

Same property net operating income	$9,271	$9,173	$98	1.1

Reconciliation to total property operating income:
Same property net operating income	$9,271	$9,173
Non-comparable net operating income(2)	71	169

Total property operating income	$9,342	$9,342

	Weighted Average Occupancy For Three Months Ended March 31,
	2013	2012
Same Properties	81.1%	81.2%

(1)

Same-property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented. Same-property results do not exclude the results of any non same-properties.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.1 million for the three months ended March 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.2 million for the three months ended March 31, 2013 compared with the same period in 2012 due to an increase in recoverable property operating expenses and partially offset by a slight decrease in rental revenue. Total same property operating expenses increased $0.1 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to an increase in snow and ice removal costs.

Northern Virginia

(dollars in thousands)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	53	53	—	—
Same property revenues
Rental	$10,740	$10,456	$284	2.7
Tenant reimbursements and other	2,978	2,623	355	13.5

Total same property revenues	13,718	13,079	639	4.9

Same property operating expenses
Property	3,077	2,971	106	3.6
Real estate taxes and insurance	1,739	1,437	302	21.0

Total same property operating expenses	4,816	4,408	408	9.3

Same property net operating income(2)	$8,902	$8,671	$231	2.7

Reconciliation to total property operating income:
Same property net operating income(2)	$8,902	$8,671
Non-comparable net operating income (loss)(3)	2,479	(58)

Total property operating income	$11,381	$8,613

	Weighted Average Occupancy For Three Months Ended March 31,
	2013	2012
Same Properties	82.0%	80.9%

(1)

Same-property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill, Davis Drive, and a building at Lafayette Business Center.

(2)	Same-property comparisons do not include the $1.5 million straight-line rent amortization impact associated with Engineering Solutions at I-66 Commerce Center.
(3)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $0.2 million for the three months ended March 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.6 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to an increase in recoverable operating expenses and an increase in occupancy. Total same property operating expenses also increased $0.4 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to an increase in real estate tax assessments and snow and ice removal costs.

Southern Virginia

(dollars in thousands)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	57	57	—	—
Same property revenues
Rental	$10,433	$10,138	$295	2.9
Tenant reimbursements and other	2,340	2,047	293	14.3

Total same property revenues	12,773	12,185	588	4.8

Same property operating expenses
Property	3,650	3,142	508	16.2
Real estate taxes and insurance	1,025	1,034	(9)	(0.9)

Total same property operating expenses	4,675	4,176	499	11.9

Same property net operating income	$8,098	$8,009	$89	1.1

Reconciliation to total property operating income:
Same property net operating income	$8,098	$8,009
Non-comparable net operating loss(2)	(126)	(208)

Total property operating income	$7,972	$7,801

	Weighted Average Occupancy For Three Months Ended March 31,
	2013	2012
Same Properties	85.5%	83.4%

(1)

Same-property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented. Same-property results do not exclude the results of any non same-properties.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties increased $0.1 million for the three months ended March 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.6 million for the three months ended March 31, 2013 compared with 2012 as a result of an increase in occupancy. Total same property operating expenses increased $0.5 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to an increase in reserves for anticipated bad debt expense and an increase in snow and ice removal costs.

Washington, D.C.

(dollars in thousands)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	4	4	—	—
Same property revenues
Rental	$5,023	$5,019	$4	0.1
Tenant reimbursements and other	2,358	1,807	551	30.5

Total same property revenues	7,381	6,826	555	8.1

Same property operating expenses
Property	1,598	1,512	86	5.7
Real estate taxes and insurance	1,349	895	454	50.7

Total same property operating expenses	2,947	2,407	540	22.4

Same property net operating income:	$4,434	$4,419	$15	0.3

Reconciliation to total property operating income
Same property net operating income	$4,434	$4,419
Non-comparable net operating (loss) income(2)	(60)	177

Total property operating income	$4,374	$4,596

	Weighted Average Occupancy For Three Months Ended March 31,
	2013	2012
Same Properties	99.3%	99.6%

(1)

Same-property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented. Same-property results exclude the results of the following non same-property: 440 First Street, NW.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased slightly for the three months ended March 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.6 million for the three months ended March 31, 2013 compared with the same period in 2012 as a result of an increase in recoverable property operating expenses. Total same property operating expenses increased $0.5 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to an increase in real estate tax assessments.

Liquidity and Capital Resources

Overview

The Company seeks to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under its unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position itself to take advantage of potential growth opportunities. In January 2013, the Company provided an updated Strategic and Capital Plan, which included the marketing of its industrial properties, the execution of steps designed to increase balance sheet flexibility, reduce leverage and a rightsizing of its quarterly dividend. The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company’s short-term obligations consist primarily of the lease for its corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.

At March 31, 2013 and through the date of this filing, the Company had $230.0 million outstanding and $24.7 million of availability under its unsecured revolving credit facility. The Company has $60.5 million of mortgage debt maturing in the second half of 2013. Consistent with the Company’s updated Strategic and Capital Plan, the Company is exploring several opportunities to address its near-term debt maturities and increase the capacity under its unsecured revolving credit facility, including selling properties or interests in properties that do not fit the Company’s long-term goals or can be sold at advantageous prices to the Company (including the Company’s industrial portfolio, which is currently being marketed for sale), placing mortgage debt on unencumbered properties, refinancing existing mortgage debt or amending and expanding its existing unsecured revolving credit facility. The Company anticipates that it will meet all the debt obligations mentioned above, as well as increase its availability under its unsecured revolving credit facility. In the process of exploring different financing options, the Company actively monitors the impact that each potential financing decision will have on its financial covenants in order to avoid any issues of non-compliance with the terms of its existing financial covenants.

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 12.4% of the Company’s annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-lease the space, its cash flow could be negatively impacted.

Until the Company completes its previously discussed potential disposition of the industrial portfolio and financing transactions, the Company will be limited in its ability to pursue additional developments, redevelopments or acquisitions in the near future without accessing capital from other sources, such as additional financings or equity issuances.

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

Financing Activity

On January 2, 2013, the Company repaid a $3.2 million mortgage loan that encumbered Prosperity Business Center with proceeds from a draw under its unsecured revolving credit facility.

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

Amendments to Unsecured Revolving Credit Facility, Unsecured Term Loan and 2007 Secured Term Loan

As previously disclosed, on February 8, 2013, the Company and the lenders under its unsecured revolving credit facility, unsecured term loan and 2007 secured term loan (collectively, the “Bank Debt”) amended the Bank Debt agreements to provide, among other things, increased flexibility on a short-term basis under certain financial covenants, specifically by extending the December 31, 2012 ratios for such covenants, and proactively address the impact that the potential sale of the Company’s industrial portfolio would have on the covenants relating to tangible net worth and dispositions as a percentage of gross asset value covenants. Specifically, the following financial covenants of each of the Bank Debt agreements were amended as follows:

•

The maximum consolidated total leverage ratio was increased to 65% for each quarter ending on or after March 31, 2013 through the quarter ending September 30, 2013 (from 62.5% for the quarters ending on or after March 31, 2013 and June 30, 2013, and 60.0% for the quarter ending September 30, 2013), and then will decrease to 60.0% for the quarter ending December 31, 2013 and for all quarters thereafter;

•

The minimum consolidated debt yield was reduced to 10.0% for each quarter ending on or after March 31, 2013 through the quarter ending September 30, 2013 (from 10.5% for the quarters ending on or after March 31, 2013 and June 30, 2013, and 11.0% for the quarter ending September 30, 2013), and then will increase to 11.0% for the quarter ending December 31, 2013 and for all quarters thereafter;

•

The maximum unencumbered pool leverage ratio was increased to 65% for each quarter ending on or after March 31, 2013 through the quarter ending September 30, 2013 (from 62.5% for the quarters ending on or after March 31, 2013 and June 30, 2013, and 60.0% for the quarter ending September 30, 2013), and then will decrease to 60.0% for the quarter ending December 31, 2013 and for all quarters thereafter; and

•

The minimum tangible net worth covenant was revised to provide that the minimum tangible net worth will be reduced by an amount equal to 65% of the net sales proceeds received from the sale of any properties included in the industrial portfolio, subject to the completion of such sales.

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

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2013, the Company was in compliance with the covenants of its unsecured term loan, secured term loans (including the Bridge Loan) and unsecured revolving credit facility.

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

Below is a summary of certain financial covenants associated with these debt agreements at March 31, 2013 (dollars in thousands), each of which reflects the amendments described above:

Unsecured Revolving Credit Facility, Unsecured Term Loan, Bridge Loan and 2007 Secured Term Loan

	Quarter Ending March 31, 2013	Covenant
Consolidated Total Leverage Ratio	56.6%	< 65.0%
Net Worth	$784,020	> $ 650,000
Fixed Charge Coverage Ratio	1.87x	> 1.50x
Consolidated Debt Yield	12.4%	> 10.0%
Maximum Dividend Payout Ratio	64.8%	< 95%

Restricted Investments:
Joint Ventures	5.4%	< 10%
Real Estate Assets Under Development	4.1%	< 15%
Undeveloped Land	1.9%	< 5%
Structured Finance Investments	3.0%	< 5%
Total Restricted Investments	14.4%	< 25%

Restricted Indebtedness:
Unhedged Variable Rate Debt	14.2%	< 25%
Maximum Secured Debt	26.6%	< 40%
Maximum Secured Recourse Debt	3.5%	< 15%

Credit Facility and Unsecured Term Loan Only:
Unencumbered Pool Leverage	62.2%	< 65%
Unencumbered Pool Interest Coverage Ratio	3.55x	> 1.75x

Secured Term Loan Only:
Borrowing Base Pool Leverage	59.6%	< 65%
Borrowing Base Pool Debt Service Coverage Ratio	1.74x	> 1.55x

Bridge Loan Only:
Borrowing Base Pool Leverage	61.2%	< 65%
Borrowing Base Pool Interest Coverage Ratio	1.82x	> 1.50x

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

Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
(amounts in thousands)	2013	2012	Change
Cash provided by operating activities	$14,850	$16,063	$(1,213)
Cash used in investing activities	(16,092)	(14,717)	(1,375)
Cash provided by (used in) financing activities	9,662	(938)	10,600

Net cash provided by operating activities decreased $1.2 million for the three months ended March 31, 2013 compared with 2012, which was primarily attributable to decreases in accounts payable and accrued expenses, and rents received in advance. The decrease in cash provided by operating activities was partially offset by a decrease in escrows and reserves for the three months ended March 31, 2013 compared with the same period in 2012.

Net cash used in investing activities increased $1.4 million for the three months ended March 31, 2013 compared with the same period in 2012. The increase in cash used in investing activities was primarily due to proceeds received during the three months ended March 31, 2012 from the sale of a property. The Company did not sell any properties during the three months ended March 31, 2013. Cash used for investing activities also increased by $3.5 million due to development and redevelopment activities as the Company continued work on its redevelopment activities at 440 First Street, NW. The increase in cash used in investing activities was partial offset by a $6.7 million reduction in additions to rental property and furniture, fixture and equipment as the Company spent $5.3 million during the three months ended March 31, 2012 on tenant improvement associated with two tenants at Redland Corporate Center.

Net cash provided by financing activities was $9.7 million for the three months ended March 31, 2013 compared with cash used in financing activities of $0.9 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company issued $62.5 million of debt and repaid $41.5 million of its outstanding debt compared with the issuance of $119.0 million of debt and the repayment of $153.6 million of outstanding debt during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company issued preferred shares and common shares through its controlled equity offering program for net proceeds of $43.6 million and $3.6 million, respectively. The Company did not issue any preferred or common shares during the three months ended March 31, 2013.

Contractual Obligations

On August 4, 2011, the Company formed a joint venture with an affiliate of Perseus Realty, LLC to acquire 1005 First Street, NE in Washington, D.C. for $46.8 million, of which $38.4 million was paid at closing and the remaining $8.4 million will be paid in August 2013. The Company recorded the $8.4 million deferred purchase price obligation at its fair value at the time of acquisition within “Accounts payable and other liabilities” in its consolidated balance sheets. The Company determined the fair value of the deferred purchase price by calculating the present value of the obligation that is due in August 2013 using a discount rate for comparable transactions.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 common Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At March 31, 2013, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending upon the leasing of any of the vacant space.

In connection with the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. In 2012 and 2011, the Company recorded an increase of $152 thousand and $50 thousand, respectively, in its contingent consideration liability related to Corporate Campus at Ashburn Center that reflected a reduction of the period to reach stabilization. At March 31, 2013, the Company’s total contingent consideration obligation to the former owner of Corporate Campus at Ashburn Center was approximately $1.6 million. The Company anticipates achieving stabilization per the terms of the agreement in June 2013.

On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. At March 31, 2013, the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected on the Company’s condensed consolidated financial statements.

As of March 31, 2013, the Company had development and redevelopment contractual obligations, which include amounts accrued at March 31, 2013, of $9.8 million outstanding, primarily related to redevelopment activities at 440 First Street, NW, located in the Company’s Washington, D.C. reporting segment. As of March 31, 2013, the Company had capital improvement obligations of $3.9 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of March 31, 2013. Also, as of March 31, 2013, the Company had $5.2 million of tenant improvement obligations. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility.

The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of March 31, 2013, the Company remained liable to those local municipalities for $1.3 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

The Company had no other material contractual obligations as of March 31, 2013.

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of March 31, 2013, owned 95.2% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, the Company’s management team recommends a distribution amount that must then be approved by the Company’s Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of the Company’s Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated from Company’s operating activities; (ii) cash generated or used by the Company’s financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and (iv) such other factors as the Board of Trustees deems relevant. The Company’s ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “—Financial Covenants” above and “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 for additional information regarding the financial covenants.

Dividends

On April 23, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on May 15, 2013 to common shareholders of record as of May 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on May 15, 2013 to preferred shareholders of record as of May 6, 2013.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. Historically, the Company did not exclude impairments in its computation of FFO. However, on October 31, 2011, NAREIT clarified that the exclusion of impairment write-downs of depreciable assets in reported FFO was always intended and appropriate. As a result, the Company began excluding impairments from FFO in the fourth quarter of 2011 consistent with NAREIT’s guidance. In addition, the Company’s methodology for computing FFO adds back noncontrolling interests in the income from its Operating Partnership in determining FFO. The Company believes this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

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

The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to First Potomac Realty Trust	$2,022	$(3,156)
Less: Dividends on preferred shares	(3,100)	(2,664)

Net loss attributable to common shareholders	(1,078)	(5,820)
Add: Depreciation and amortization:
Real estate assets	16,885	16,018
Discontinued operations	23	103
Unconsolidated joint ventures	1,352	1,484
Consolidated joint ventures	(51)	(38)
Impairment of real estate assets(1)	—	3,021
Net loss attributable to noncontrolling interests in the Operating Partnership	(54)	(335)

FFO available to common shareholders and unitholders	17,077	14,433
Dividends on preferred shares	3,100	2,664

FFO	$20,177	$17,097

Weighted average common shares and Operating Partnership units outstanding – diluted	53,106	52,805

(1)

Impairment charges of $1.9 million are included in continuing operations in the Company’s consolidated statements of operations for the three months ended March 31, 2012. The remaining impairment charges for the three months ended March 31, 2012 are included in discontinued operations in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

The Company is secondarily liable for $7.0 million of mortgage debt, which represents its proportionate share of the mortgage debt that is secured by two properties it owns through unconsolidated joint ventures. Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the Company’s need to perform under the debt agreement is remote. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, the Company entered into separate unconsolidated joint ventures to acquire Prosperity Metro Plaza and 1200 17th Street, NW. The Company sold its 95% interest in 1200 17th Street, NW during the third quarter of 2012. See footnote 6, Investment in Affiliates, in the notes to the Company’s condensed consolidated financial statements for more information.

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

The Company had $954.9 million of debt outstanding at March 31, 2013. Of the total debt outstanding, $355.4 million was fixed rate debt and $350.0 million was variable rate debt that had been swapped to a fixed interest rate. The balance of the Company’s debt, $249.5 million, was variable rate debt consisting of borrowings under secured term loans, the unsecured revolving credit facility and a $22.0 million mortgage loan. The mortgage loan has a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor. LIBOR was 0.2% at March 31, 2013. A change in interest rates of 1% would result in an increase or decrease of $2.3 million in interest expense on its unhedged variable rate debt on an annualized basis.

The table below summarizes the Company’s interest rate swap agreements as of March 31, 2013 (dollars in thousands):

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

		$350,000

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 10, Fair Value Measurements, in the notes to the Company’s condensed consolidated financial statements for more information on the fair value of the Company’s debt.

ITEM 4:    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its periodic reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management, as of March 31, 2013, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.

Item 1A.    Risk Factors

As of March 31, 2013, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any unregistered equity securities during the three months ended March 31, 2013. During the three months ended March 31, 2013, no common Operating Partnership units were redeemed for either an equivalent number of the Company’s common shares or available cash.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2013, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2003 Equity Compensation Plan, as amended, and our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of these repurchases during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2013 through January 31, 2013	—	$—	N/A	N/A
February 1, 2013 through February 28, 2013	33,201	13.50	N/A	N/A
March 1, 2013 through March 31, 2013	—	—	N/A	N/A

Total	33,201	13.50	N/A	N/A

(1)	The price paid per share is based on the closing price of the Company’s common shares as of the date of the determination of the statutory minimum federal income tax.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

No.	Description

10.1	Amendment No. 2, dated as of February 8, 2013, to the Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries (as guarantors), KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.2	Amendment No. 3, dated as of February 8, 2013, to the Term Loan Agreement, dated as of July 18, 2011, as amended, by and among First Potomac Realty Investment Limited Partnership, certain of its subsidiaries party thereto, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.3*	Summary of Long-Term Incentive Compensation Program.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated balance sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated statements of operations (unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated statements of comprehensive loss (unaudited) for the three months ended March 31, 2013 and 2012; (iv) Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2013 and 2012; and (v) Notes to condensed consolidated financial statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: May 6, 2013	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: May 6, 2013	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer