Form 10-Q
period 2013-06-30
FIRST POTOMAC REALTY TRUST
filed 2013-08-06
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of August 5, 2013, there were 58,769,044 common shares, par value $0.001 per share, outstanding.

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

FIRST POTOMAC REALTY TRUST

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Rental property, net	$1,219,207	$1,450,679
Assets held-for-sale	2,784	—
Cash and cash equivalents	64,649	9,374
Escrows and reserves	39,002	13,421
Accounts and other receivables, net of allowance for doubtful accounts of $1,689 and $1,799, respectively	13,413	15,271
Accrued straight-line rents, net of allowance for doubtful accounts of $198 and $530, respectively	27,975	28,133
Notes receivable, net	54,740	54,730
Investment in affiliates	49,651	50,596
Deferred costs, net	39,413	40,370
Prepaid expenses and other assets	7,095	8,597
Intangible assets, net	39,737	46,577

Total assets	$1,557,666	$1,717,748

Liabilities:
Mortgage loans	$338,046	$418,864
Secured term loan	—	10,000
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	50,000	205,000
Accounts payable and other liabilities	50,254	64,920
Accrued interest	1,906	2,653
Rents received in advance	6,218	9,948
Tenant security deposits	5,248	5,968
Deferred market rent, net	1,880	3,535

Total liabilities	753,552	1,020,888

Noncontrolling interests in the Operating Partnership	34,786	34,367
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,764 and 51,047 shares issued and outstanding, respectively	59	51
Additional paid-in capital	910,206	804,584
Noncontrolling interests in consolidated partnerships	3,715	3,728
Accumulated other comprehensive loss	(4,186)	(10,917)
Dividends in excess of accumulated earnings	(300,466)	(294,953)

Total equity	769,328	662,493

Total liabilities, noncontrolling interests and equity	$1,557,666	$1,717,748

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental	$32,551	$31,370	$64,697	$62,604
Tenant reimbursements and other	8,106	8,891	16,994	16,473

Total revenues	40,657	40,261	81,691	79,077

Operating expenses:
Property operating	9,947	8,623	20,916	18,474
Real estate taxes and insurance	4,204	4,027	8,935	7,955
General and administrative	4,985	7,245	10,252	12,142
Acquisition costs	—	23	—	41
Depreciation and amortization	14,739	13,738	29,244	27,289
Impairment of real estate assets	1,446	—	1,446	1,949
Contingent consideration related to acquisition of property	75	—	75	—

Total operating expenses	35,396	33,656	70,868	67,850

Operating income	5,261	6,605	10,823	11,227

Other expenses, net:
Interest expense	9,353	10,358	19,310	21,022
Interest and other income	(1,574)	(1,499)	(3,105)	(3,007)
Equity in (earnings) losses of affiliates	(7)	(24)	(35)	22
Loss on debt extinguishment	201	13,221	201	13,221

Total other expenses, net	7,973	22,056	16,371	31,258

Loss from continuing operations before income taxes	(2,712)	(15,451)	(5,548)	(20,031)

Provision for income taxes	—	(101)	—	(162)

Loss from continuing operations	(2,712)	(15,552)	(5,548)	(20,193)

Discontinued operations:
Income from operations	2,655	2,172	7,454	3,338
Loss on debt extinguishment	(4,414)	—	(4,414)	—
Gain on sale of real estate property	18,947	161	18,947	161

Income from discontinued operations	17,188	2,333	21,987	3,499

Net income (loss)	14,476	(13,219)	16,439	(16,694)

Less: Net (income) loss attributable to noncontrolling interests	(466)	789	(406)	1,108

Net income (loss) attributable to First Potomac Realty Trust	14,010	(12,430)	16,033	(15,586)

Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(5,764)

Net income (loss) attributable to common shareholders	$10,910	$(15,530)	$9,833	$(21,350)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.11)	$(0.35)	$(0.21)	$(0.50)
Income from discontinued operations	0.31	0.04	0.40	0.07

Net income (loss)	$0.20	$(0.31)	$0.19	$(0.43)

Weighted average common shares outstanding:
Basic and diluted	53,586	50,098	52,004	49,940

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$14,476	$(13,219)	$16,439	$(16,694)
Unrealized gain on derivative instruments	5,965	87	7,058	73
Unrealized loss on derivative instruments	—	(4,831)	—	(4,089)

Total comprehensive income (loss)	20,441	(17,963)	23,497	(20,710)
Net (income) loss attributable to noncontrolling interests	(466)	789	(406)	1,108
Net unrealized (gain) loss from derivative instruments attributable to noncontrolling interests	(274)	242	(327)	202

Comprehensive income (loss) attributable to First Potomac Realty Trust	$19,701	$(16,932)	$22,764	$(19,400)

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$16,439	$(16,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate property	(18,947)	(161)
Loss on debt extinguishment	4,414	—
Depreciation and amortization	3,659	5,053
Impairment of real estate assets	—	1,072
Depreciation and amortization	29,626	27,289
Stock based compensation	1,663	1,445
Bad debt expense	388	248
Deferred income taxes	—	(240)
Amortization of deferred market rent	(21)	40
Amortization of financing costs and discounts	1,470	1,013
Equity in (earnings) losses of affiliates	(35)	22
Distributions from investments in affiliates	1,277	770
Contingent consideration related to acquisition of property	75	—
Loss on debt extinguishment	201	2,379
Impairment of real estate assets	1,446	1,949
Changes in assets and liabilities:
Escrows and reserves	2,894	5,237
Accounts and other receivables	1,172	493
Accrued straight-line rents	(4,319)	(4,367)
Prepaid expenses and other assets	2,999	2,200
Tenant security deposits	367	350
Accounts payable and accrued expenses	(587)	3,948
Accrued interest	(747)	(316)
Rents received in advance	(3,699)	(1,346)
Deferred costs	(6,034)	(7,702)

Total adjustments	17,262	39,376

Net cash provided by operating activities	33,701	22,682

Cash flows from investing activities:
Proceeds from sale of real estate assets	207,203	10,838
Principal payments from note receivable	25	—
Change in escrow and reserve accounts	(28,175)	(10)
Additions to rental property and furniture, fixtures and equipment	(23,670)	(31,904)
Additions to construction in progress	(11,450)	(3,085)
Investment in affiliates	(297)	(1,639)

Net cash provided by (used in) investing activities	143,636	(25,800)

Cash flows from financing activities:
Financing costs	(1,795)	(2,005)
Issuance of preferred shares, net	—	43,518
Issuance of common shares, net	105,085	3,599
Issuance of debt	99,157	267,000
Repayments of debt	(302,237)	(282,881)
Dividends to common shareholders	(15,329)	(20,301)
Dividends to preferred shareholders	(6,200)	(5,328)
Distributions to noncontrolling interests	(780)	(1,120)
Operating partnership unit redemption	(84)	—
Stock option exercises	121	27

Net cash (used in) provided by financing activities	(122,062)	2,509

Net increase (decrease) in cash and cash equivalents	55,275	(609)
Cash and cash equivalents, beginning of period	9,374	16,749

Cash and cash equivalents, end of period	$64,649	$16,140

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows – Continued

(unaudited)

Supplemental disclosure of cash flow information for the six months ended June 30 is as follows (amounts in thousands):

	2013	2012
Cash paid for interest, net	$19,452	$21,086
Cash paid for income based franchise taxes	—	714
Non-cash investing and financing activities:
Settlements of common shares	537	602
Change in fair value of the outstanding common Operating Partnership units	498	1,797
Conversion of common Operating Partnership units into common shares	—	3,042
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(5,135)	365
Additions to development and redevelopment	(3,885)	(2,740)

Cash paid for interest on indebtedness is net of capitalized interest of $0.7 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013 and 2012, certain of the Company’s employees surrendered common shares owned by them valued at $0.5 million and $0.6 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At June 30, 2013 and 2012, the Company recorded adjustments of $4.0 million and $3.3 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares during the six months ended June 30, 2013. During the six months ended June 30, 2012, 243,757 common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares.

During the six months ended June 30, 2013 and 2012, the Company had accrued $7.3 million and $9.1 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the six months ended June 30, 2013 and 2012, the Company had accrued $0.7 million and $0.9 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

FIRST POTOMAC REALTY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

References in these unaudited condensed consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of June 30, 2013, owned a 95.8% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At June 30, 2013, the Company wholly-owned or had a controlling interest in properties totaling 9.3 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can support approximately 1.5 million square feet of additional development. The Company’s consolidated properties were 84.0% occupied by 574 tenants at June 30, 2013. The Company did not include square footage that was in development or redevelopment, which totaled 0.1 million square feet at June 30, 2013, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of June 30, 2013, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 23% of the Company’s total annualized cash basis rent. The U.S. Government accounted for 27% of the Company’s outstanding accounts receivable at June 30, 2013. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of June 30, 2013, the results of its operations and its comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. The Company also capitalizes direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three and six months ended June 30, 2013 and 2012. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

The Company will establish a provision for anticipated credit losses associated with its notes receivable when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during the three and six months ended June 30, 2013 and 2012.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see footnote 7, Discontinued Operations.

(f) Application of New Accounting Standards

In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts. The Company adopted the provisions of ASU 2013-02 on January 1, 2013, and the adoption of this update did not have a significant impact on its condensed consolidated financial statements or footnotes thereto.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share:
Loss from continuing operations	$(2,712)	$(15,552)	$(5,548)	$(20,193)
Income from discontinued operations	17,188	2,333	21,987	3,499

Net income (loss)	14,476	(13,219)	16,439	(16,694)
Less: Net loss from continuing operations attributable to noncontrolling interests	259	908	551	1,286
Less: Net income from discontinued operations attributable to noncontrolling interests	(725)	(119)	(957)	(178)

Net income (loss) attributable to First Potomac Realty Trust	14,010	(12,430)	16,033	(15,586)
Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(5,764)

Net income (loss) attributable to common shareholders	10,910	(15,530)	9,833	(21,350)
Less: Allocation to participating securities	(106)	(165)	(206)	(306)

Net income (loss) attributable to common shareholders	$10,804	$(15,695)	$9,627	$(21,656)

Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding – basic and diluted	53,586	50,098	52,004	49,940
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.11)	$(0.35)	$(0.21)	$(0.50)
Income from discontinued operations	0.31	0.04	0.40	0.07

Net income (loss)	$0.20	$(0.31)	$0.19	$(0.43)

In accordance with GAAP regarding earnings per common share, the Company did not include the following potential weighted average common shares in its calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock option awards	1,473	1,495	1,484	1,478
Non-vested share awards	510	504	533	526
Series A Preferred Shares(1)	11,015	13,122	11,319	11,186

	12,998	15,121	13,336	13,190

(1)

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

Rental property consists of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Land and land improvements	$339,828	$387,047
Buildings and improvements	884,100	1,086,694
Construction in process	52,888	56,614
Tenant improvements	140,197	145,910
Furniture, fixtures and equipment	5,274	5,498

	1,422,287	1,681,763
Less: accumulated depreciation	(203,080)	(231,084)

	$1,219,207	$1,450,679

Development and Redevelopment Activity

The Company constructs office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 1.5 million square feet of additional building space, of which, 0.7 million is located in the Washington D.C reporting segment, 0.1 million in the Maryland reporting segment, 0.6 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment. During the second quarter of 2013, the Company sold the majority of its industrial portfolio, which included 0.9 million square feet of developable land and a parcel of land that was under development.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. The Company anticipates completing the redevelopment of the 138,000 square foot property in the third quarter of 2013. At June 30, 2013, the Company’s total investment in the redevelopment project was $47.3 million, which included the original cost basis of the property of $23.6 million.

During the second quarter of 2013, the Company did not place in-service any development or redevelopment efforts.

(5) Notes Receivable

Below is a summary of the Company’s notes receivable at June 30, 2013 (dollars in thousands):

	Balance at June 30, 2013
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(150)	$24,850	12.5%	950 F Street, NW
April 2011	29,975	(85)	29,890	9.0%	America’s Square

	$54,975	$(235)	$54,740

	Balance at December 31, 2012
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(171)	$24,829	12.5%	950 F Street, NW
April 2011	30,000	(99)	29,901	9.0%	America’s Square

	$55,000	$(270)	$54,730

The Company recorded interest income of $1.5 million for both the three months ended June 30, 2013 and June 30, 2012 and $2.9 million for both the six months ended June 30, 2013 and 2012 related to its notes receivable, which is included within “Interest and other income” in the Company’s consolidated statements of oeprations.

The $25.0 million subordinated loan provided to the owners of 950 F Street, NW requires monthly interest-only payments to the Company. The loan matures on April 1, 2017; however, it is repayable in full on or after December 21, 2013. The $30.0 million subordinated loan provided to the owners of America’s Square is repayable in full at any time, subject to yield maintenance. The America’s Square loan matures on May 1, 2016 and required monthly interest-only payments until May 2013, at which time the loan began requiring principal and interest payments through its maturity date. The interest rate on the loan is constant throughout the life of the loan. The Company recorded income from the amortization of origination fees of $17 thousand for both the three months ended June 30, 2013 and 2012 and $35 thousand for both the six months ended June 30, 2013 and 2012. The amortization of origination fees are recorded within “Interest and other income” in the Company’s consolidated statements of operations.

(6) Investment in Affiliates

The Company owns an interest in several joint ventures that own properties. The Company does not control the activities that are most significant to the joint ventures. As a result, the assets, liabilities and operating results of these noncontrolled joint ventures are not consolidated within the Company’s unaudited condensed consolidated financial statements. The Company’s investments in these joint ventures are recorded as “Investment in affiliates” in its consolidated balance sheets. The Company’s investment in affiliates consisted of the following (dollars in thousands):

	Reporting Segment	Ownership Interest	June 30, 2013	December 31, 2012
Prosperity Metro Plaza	Northern Virginia	51%	$25,625	$26,679
1750 H Street, NW	Washington, D.C.	50%	16,322	16,130
Aviation Business Park	Maryland	50%	4,950	4,713
RiversPark I and II	Maryland	25%	2,754	3,074

			$49,651	$50,596

The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Assets:
Rental property, net	$196,147	$198,411
Cash and cash equivalents	5,712	6,224
Other assets	16,041	17,377

Total assets	217,900	222,012

Liabilities:
Mortgage loans(1)	107,914	109,427
Other liabilities	6,574	6,687

Total liabilities	114,488	116,114

Net assets	$103,412	$105,898

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues	$5,959	$6,241	$12,011	$12,321
Total operating expenses	(1,905)	(1,808)	(3,770)	(3,576)

Net operating income	4,054	4,433	8,241	8,745
Depreciation and amortization	(2,854)	(3,168)	(5,793)	(6,336)
Other expenses, net	(1,090)	(1,083)	(2,164)	(2,165)

Net income	$110	$182	$284	$244

The Company earns various fees from several of its joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized fees from its unconsolidated joint ventures of $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, which are reflected within “Tenant reimbursements and other revenues” in its consolidated statements of operations.

(7) Discontinued Operations

During the second quarter of 2013, the Company sold 24 industrial properties, which comprised the majority of the Company’s industrial portfolio and consisted of approximately 4.3 million square feet. The aggregate sales price of the dispositions of the 24 industrial properties, which consisted of two separate transactions, was $259.0 million. Specifically, on May 7, 2013, the Company sold I-66 Commerce Center, a 0.2 million square foot industrial property in Haymarket, Virginia, for $17.5 million. On June 18, 2013, the Company completed the sale of the remaining 23 industrial properties for $241.5 million. The industrial properties sold on June 18, 2013 consisted of 1.2 million square feet in the Company’s Maryland reporting segment, 0.3 million square feet in the Northern Virginia reporting segment and 2.6 million square feet in the Southern Virginia reporting segment.

Proceeds from the sale were partially utilized to repay $42.7 million of mortgage and other indebtedness secured by the properties and to pay the associated prepayment penalties and closing costs. In addition, the Company used a portion of the net proceeds from the sale to prepay a $16.4 million mortgage loan that encumbered Cloverleaf Center and to repay $121.0 million of the outstanding balance under its unsecured revolving credit facility. For tax planning purposes, the Company also placed $28.2 million of the net proceeds, which is located in “Escrows and reserves” in the consolidated balance sheets, with a qualified intermediary in order to facilitate a potential tax-free exchange. At the time of this filing, the Company has identified several potential acquisitions that would meet the requirements for a tax-free exchange; however, the Company can provide no assurances that it will be able to complete any of the potential acquisitions, as a tax-free exchange, or at all. The Company reported a gain on the sale of the portfolio of $18.7 million in its second quarter results, and recorded an aggregate loss on debt extinguishment of $4.4 million within discontinued operations that was associated with the repayment of debt related to the industrial properties sold in the second quarter.

On June 5, 2013, the Company sold a 32,000 square foot building at Lafayette Business Center, a six-building, 254,000 square foot office park located in Chantilly, Virginia, for net proceeds of $2.5 million. The Company reported a gain on the sale of the property of $0.2 million in its second quarter results. The Company used the net proceeds from the sale to repay a portion of the outstanding balance under its unsecured revolving credit facility.

On June 14, 2013, the Company entered into a contract to sell an additional 34,000 square foot building at Lafayette Business Center. The sale is expected to be completed in the third quarter of 2013. At June 30, 2013, the building met the Company’s held-for-sale criteria (described in footnote 2(c), Rental Property) and, therefore, the assets of the building were classified within “Assets held-for-sale” and the liabilities of the building were classified within “Accounts payable and other liabilities” in the Company’s consolidated balance sheets. The operating results of the building are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented. The Company did not record any impairment charges for the building classified as held-for-sale.

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet
Industrial Portfolio	Various	6/18/2013	Industrial	4,044,903
I-66 Commerce Center	Northern Virginia	5/7/2013	Industrial	236,082
Lafayette Business Center(1)	Northern Virginia	August 2013	Office	33,875
Lafayette Business Center(1)	Northern Virginia	6/5/2013	Office	32,055
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429
Goldenrod Lane	Maryland	5/31/2012	Office	23,518
Owings Mills Business Park(2)	Maryland	11/7/2012	Business Park	38,779
Woodlands Business Center	Maryland	5/8/2012	Office	37,887

(1)

The Company is anticipating selling one building at Lafayette Business Center in August 2013, which was classified as held-for-sale at June 30, 2013; however, the Company can provide no assurances regarding the timing or pricing of the sale of the building, or that such sale will occur at all. The Company previously sold a separate building at Lafayette Business Center in June 2013. After the anticipated sale of the building in August 2013, the Company will own four remaining buildings at Lafayette Business Center.

(2)	In November 2012, the Company sold two of the six buildings at Owings Mills Business Park.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during the six months ended June 30, 2013 and 2012.

The following table summarizes the components of net income from discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$6,051	$7,812	$16,474	$15,977
Net (loss) income, before taxes	(1,759)	2,172	3,040	3,338
Gain on sale of real estate property	18,947	161	18,947	161

(8) Debt

The Company’s borrowings consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans, effective interest rates ranging from 4.40% to 6.63%, maturing at various dates through July 2022	$338,046	$418,864
Secured term loan, effective interest rate of LIBOR plus 5.50%(1)	—	10,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.40% to LIBOR plus 2.55%, with staggered maturity dates ranging from July 2016 to July 2018(2)(3)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.75%, maturing January 2015(2)(3)(4)	50,000	205,000

	$688,046	$933,864

(1)

The Company repaid its $10 million secured term loan and its $37.5 million senior secured multi-tranche term loan facility, which was entered into in February 2013, with proceeds from its May 2013 equity offering. For more information, see footnote 11, Equity.

(2)	At June 30, 2013, LIBOR was 0.19%.
(3)

As a result of the Company’s leverage ratio at June 30, 2013, the interest rate spread on the unsecured term loan and the unsecured revolving credit facility decreased by 25 basis points and 50 basis points, respectively, on August 1, 2013.

(4)	The unsecured revolving credit facility matures in January 2014 with a one-year extension at the Company’s option, which it intends to exercise.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at June 30, 2013 and December 31, 2012 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	June 30, 2013	December 31, 2012
Prosperity Business Center(1)	6.25%	5.75%		January 2013	$—	$3,242
Cedar Hill(2)	6.00%	6.58%		February 2013	—	15,404
10320 Little Patuxent Parkway(2) (Merrill Lynch Bldg)	6.00%	7.29%		February 2013	—	13,291
1434 Crossways Blvd Building I(2)	6.25%	5.38%		March 2013	—	7,650
Cloverleaf Center(3)	6.75%	6.75%		October 2014	—	16,595
Mercedes Center– Note 1(3)	4.67%	6.04%		January 2016	—	4,677
Mercedes Center – Note 2(3)	6.57%	6.30%		January 2016	—	9,498
Linden Business Center	6.01%	5.58%		October 2013	6,657	6,747
840 First Street, NE	5.18%	6.05%		October 2013	54,150	54,704
Annapolis Business Center	5.74%	6.25%		June 2014	8,150	8,223
1005 First Street, NE(4)(5)	LIBOR + 2.75%	5.80%		October 2014	22,000	22,000
Jackson National Life Loan(6)	5.19%	5.19%		August 2015	66,680	96,132
Hanover Business Center Building D	8.88%	6.63%		August 2015	323	391
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		August 2015	862	1,036
440 First Street, NW Construction Loan(5)(7)	LIBOR + 2.50%	5.00%		May 2016	21,657	—
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	737	833
Hillside Center	5.75%	4.62%		December 2016	13,545	13,741
Redland Corporate Center	4.20%	4.64%		November 2017	67,630	68,209
Hanover Business Center Building C	7.88%	6.63%		December 2017	723	791
500 First Street, NW	5.72%	5.79%		July 2020	37,444	37,730
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,928	4,003
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	1,968	2,060
Airpark Business Center	7.45%	6.63%		June 2021	1,073	1,123
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	30,519	30,784

		5.27	%(8)		338,046	418,864
Unamortized fair value adjustments					(698)	(696)

Total contractual principal balance					$337,348	$418,168

(1)	The loan was repaid at maturity with borrowings under the Company’s unsecured revolving credit facility.
(2)

The loans were repaid in February 2013 with borrowings under a $37.5 million senior secured multi-tranche term loan facility, which was subsequently repaid in May 2013 with proceeds from the Company’s May 2013 equity offering. 10320 Little Patuxent Parkway was previously referred to as the Merrill Lynch Building.

(3)

In June 2013, the Company sold the majority of its industrial portfolio, which included Mercedes Center. The debt instrument that encumbered Mercedes Center was repaid at the time of sale. In addition, the Company used a portion of the net proceeds received from the sale of its industrial portfolio to repay the mortgage loan that encumbered Cloverleaf Center.

(4)	The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at the Company’s option.
(5)	At June 30, 2013, LIBOR was 0.19%.
(6)

At June 30, 2013, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. As part of the sale of the Company’s industrial portfolio, the Company sold I-66 Commerce Center in May 2013 and Northridge in June 2013 both of which had previously collateralized the Jackson National Life Loan. In connection with the sales, the Company repaid the portion of the loan that was secured by the properties and $2.7 million of additional principal as specified in the loan agreement. The terms of the loan allow the Company to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt service yield.

(7)	At June 30, 2013, the principal balance and the unpaid accrued interest on the 440 First Street, NW Construction Loan were recourse to the Company.
(8)	Weighted average interest rate on total mortgage debt.

Construction Loan

On June 5, 2013, the Company entered into a construction loan (the “Construction Loan”) that is collateralized by the Company’s 440 First Street, NW property, which has undergone a major redevelopment since its acquisition. The Construction Loan has a borrowing capacity of up to $43.5 million, of which the Company borrowed $21.7 million in the second quarter. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.50% and matures in May 2016, with two one-year extension options at the Company’s discretion. The Company can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At June 30, 2013, per the terms of the loan agreement, the entire outstanding principal balance and all of the outstanding accrued interest is recourse to the Company. The percentage of outstanding principal balance that is recourse to the Company can be reduced upon the property achieving certain operating thresholds. As of June 30, 2013, the Company was in compliance with all the financial covenants of the Construction Loan.

(b) Unsecured Term Loan

The table below shows the outstanding balances and the interest rate of the three tranches of the $300.0 million unsecured term loan at June 30, 2013 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	July 2016	$60,000	LIBOR, plus 240 basis points
Tranche B	July 2017	147,500	LIBOR, plus 250 basis points
Tranche C	July 2018	92,500	LIBOR, plus 255 basis points

		$300,000

(1)	The interest rate spread is subject to change based on the Company’s maximum total indebtedness ratio. For more information, see footnote 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially similar to those contained in the Company’s unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that the Company satisfy certain financial covenants that are also substantially similar to those contained in the Company’s unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable. As of June 30, 2013, the Company was in compliance with all the financial covenants of the unsecured term loan.

(c) Unsecured Revolving Credit Facility

During the second quarter of 2013, the outstanding balance under the Company’s unsecured revolving credit facility decreased by $180.0 million as the Company used proceeds from the sale of the majority of its industrial portfolio and proceeds from a public equity offering to pay down a portion of the outstanding balance. For the three and six months ended June 30, 2013, the Company’s weighted average borrowings under the unsecured revolving credit facility were $194.2 million and $208.0 million, respectively, with a weighted average interest rate of 2.8% for both periods compared with weighted average borrowings of $133.5 million and $147.2 million with a weighted average interest rate of 3.0% and 2.9% for the three and six months ended June 30, 2012, respectively. At June 30, 2013, outstanding borrowings under the unsecured revolving credit facility were $50.0 million with a weighted average interest rate of 2.9%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. At June 30, 2013, the available capacity under the unsecured revolving credit facility was $65.9 million. In July 2013, the Company added five additional properties to the borrowing base that collateralizes the unsecured revolving credit facility and, as a result, the available capacity under the unsecured revolving credit facility was $173.0 million as of the date of this filing. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants. At June 30, 2013, LIBOR was 0.19% and the applicable spread on the Company’s unsecured revolving credit facility was 275 basis points. Based on the Company’s leverage ratio at June 30, 2013, the applicable interest rate spread decreased by 50 basis points on August 1, 2013. As of June 30, 2013, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility.

(d) Interest Rate Swap Agreements

At June 30, 2013, the Company had fixed LIBOR, at a weighted average interest rate of 1.5%, on $350.0 million of its variable rate debt through twelve interest rate swap agreements. See footnote 9, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

(e) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2013, the Company was in compliance with the covenants of its unsecured term loan and unsecured revolving credit facility and any such financial covenants of its mortgage debt (including the Construction Loan).

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

The Company’s unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of the Company’s maximum consolidated total indebtedness ratio. As a result of the Company’s leverage ratio at March 31, 2013, the applicable interest rate spread on the Company’s unsecured revolving credit facility and unsecured term loan increased by 25 basis points on June 1, 2013. Based on the Company’s leverage ratio at June 30, 2013, the applicable interest rate spread of the unsecured revolving credit facility and the unsecured term loan decreased by 50 basis points and 25 basis points, respectively, on August 1, 2013.

On February 8, 2013, the Company and its bank lenders amended its unsecured revolving credit facility and existing term loans to provide increased flexibility on a short-term basis under certain financial covenants, specifically extending the December 31, 2012 requirements under the consolidated total leverage, unencumbered pool leverage and consolidated debt yield covenants in the near term, and proactively addressing the impact that the industrial portfolio sale would have on the covenants relating to tangible net worth and dispositions as a percentage of gross asset value.

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

At June 30, 2013, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.1349%

		$350,000		1.5004%

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any material ineffectiveness associated with its cash flow hedges during the three and six months ended June 30, 2013 and 2012.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on the Company’s consolidated statements of operations as interest payments are made on the Company’s variable-rate debt. The Company reclassified accumulated other comprehensive loss as an increase to interest expense of $1.2 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company estimates that $4.0 million of its accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	Balance at June 30, 2013	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$2,716	$—	$2,716	$—
Recurring Measurements:
Derivative instrument-swap assets	700	—	700	—
Derivative instrument-swap liabilities	5,085	—	5,085	—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$15,955	$—	$15,955	$—
Recurring Measurements:
Derivative instrument-swap liabilities	11,464	—	11,464	—

With the exception of its contingent consideration obligations, which totaled $2.4 million and $2.3 million at June 30, 2013 and December 31, 2012, respectively, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured on a recurring basis during the three and six months ended June 30, 2013 and 2012. Also, no transfers into and out of fair value measurements levels for assets or liabilities that are measured on a recurring basis occurred during the six months ended June 30, 2013 and 2012.

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

During the second quarter of 2013, the Company was in negotiations with a buyer to sell its Triangle Business Center property, which is located in its Maryland reporting segment. Based on the anticipated sales price, the Company recorded an impairment charge of $1.4 million in the second quarter of 2013. The Company signed a contract to sell the property in July 2013 and anticipates the property will be sold in the third quarter of 2013. However, the Company can provide no assurances regarding the timing or pricing of the sale of the Triangle Business Center property, or that such sale will occur at all.

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

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at June 30, 2013 and December 31, 2012 are as follows (amounts in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,740	$54,975	$54,730	$55,000

Financial Liabilities:
Mortgage debt	$338,046	$341,071	$418,864	$427,851
Secured term loan(2)	—	—	10,000	10,000
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	50,000	50,000	205,000	205,000

Total	$688,046	$691,071	$933,864	$942,851

(1)	The face value of the Company’s notes receivable was $55.0 million at June 30, 2013 and December 31, 2012.
(2)	The Company repaid its $10.0 million secured term loan and its $37.5 million secured bridge loan in May 2013 with net proceeds from an equity offering.

(11) Equity

On May 24, 2013, the Company completed the public offering of 7,475,000 common shares at a public offering price of $14.70 per share, which generated net proceeds of $105.1 million, after deducting the underwriting discount and offering costs. The Company used a portion of the net proceeds to repay its $10.0 million secured term loan and its $37.5 million secured bridge loan and to pay down $53.0 million of the outstanding balance under its unsecured revolving credit facility. The remaining net proceeds were utilized for general corporate purposes.

On April 23, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on May 15, 2013 to common shareholders of record as of May 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on May 15, 2013 to preferred shareholders of record as of May 6, 2013. On July 23, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on August 15, 2013 to common shareholders of record as of August 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on August 15, 2013 to preferred shareholders of record as of August 6, 2013. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common and preferred shares, the Operating Partnership distributes an equivalent distribution on its common and preferred Operating Partnership units, respectively.

The Company’s unsecured revolving credit facility, unsecured term loan and the Construction Loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit the Company’s ability to make distributions to its common and preferred shareholders. Further, distributions with respect to the Company’s common shares are subject to its ability to first satisfy its obligations to pay distributions to the holders of its Series A Preferred Shares.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

	First Potomac Realty Trust	Non- redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2012	$658,765	$3,728	$662,493	$34,367
Net income (loss)	16,033	(13)	16,020	419
Changes in ownership, net	105,613	—	105,613	452
Distributions to owners	(21,529)	—	(21,529)	(779)
Other comprehensive income	6,731	—	6,731	327

Balance at June 30, 2013	$765,613	$3,715	$769,328	$34,786

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2011	$672,246	$4,245	$676,491	$39,981
Net income (loss)	(15,586)	44	(15,542)	(1,152)
Changes in ownership, net	49,457	9	49,466	(1,945)
Distributions to owners	(25,629)	—	(25,629)	(1,119)
Other comprehensive income	(3,814)	—	(3,814)	(202)

Balance at June 30, 2012	$676,674	$4,298	$680,972	$35,563

A summary of the Company’s accumulated other comprehensive loss is as follows (amounts in thousands):

	2013	2012
Beginning balance at January1,	$(10,917)	$(5,849)
Net unrealized gain (loss) on derivative instruments	7,058	(4,016)
Net (gain) loss attributable to noncontrolling interests	(327)	202

Ending balance at June 30,	$(4,186)	$(9,663)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at June 30, 2013, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $33.9 million. At June 30, 2013, the Company recorded an adjustment of $4.0 million to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At December 31, 2012, 2,598,259 of the total common Operating Partnership units, or 4.8%, were not owned by the Company. In May 2013, the Company issued 7,475,000 common shares, which resulted in the Operating Partnership issuing an equivalent number of Operating Partnership units. During the six months ended June 30, 2013, 5,900 common Operating Partnership units were redeemed with available cash. As a result, 2,592,359 of the total common Operating Partnership units, or 4.2%, were not owned by the Company at June 30, 2013. There were no common Operating Partnership units redeemed for common shares during the six months ended June 30, 2013.

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

At June 30, 2013, the Company’s consolidated joint ventures had a controlling interest in the following properties:

Property	Acquisition Date	Reporting Segment	First Potomac Controlling Interest	Square Footage
1005 First Street, NE	August 2011	Washington, D.C.	97%	30,414	(1)
Redland Corporate Center	November 2010	Maryland	97%	349,267

(1)

The site is leased to Greyhound Lines, Inc., which has moved to Union Station and whose lease is scheduled to terminate on August 31, 2013. The Company anticipates placing the property into development upon the expiration of the lease.

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

Non-Vested Share Awards

The Company issues non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. The Company issues new common shares, subject to restrictions, upon each grant of non-vested common share awards. On May 22, 2013, the Company granted 22,662 non-vested common shares to its non-employee trustees, all of which will vest on the first anniversary of the award date, subject to continued service by the trustee until that date. The fair value of the awards was determined based on the share price of the underlying common shares on the date of issuance.

The Company recognized $0.7 million $1.4 million of compensation expense associated with its non-vested share awards during the three and six months ended June 30, 2013, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2012, respectively. Dividends on all non-vested share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding non-vested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of dividends over earnings related to participating securities are shown as a reduction in net income (loss) attributable to common shareholders in the Company’s computation of EPS.

A summary of the Company’s non-vested share awards at June 30, 2013 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	820,766	$12.56
Granted	22,662	14.56
Vested	(46,067)	11.27

Non-vested at June 30, 2013	797,361	13.31

As of June 30, 2013, the Company had $7.2 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 3.2 years.

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

The results of operations for the Company’s four reporting segments for the three and six months ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	Three Months Ended June 30, 2013
	Maryland	Washington, D.C.		Northern Virginia	Southern Virginia	Consolidated
Number of buildings	57	4	(1)	52	38	151
Square feet	2,617,677	531,714	(1)	3,125,229	2,858,124	9,271,096
Total revenues	$11,839	$7,540		$12,641	$8,637	$40,657
Property operating expense	(2,738)	(1,736)		(2,891)	(2,582)	(9,947)
Real estate taxes and insurance	(1,056)	(1,247)		(1,240)	(661)	(4,204)

Total property operating income	$8,045	$4,557		$8,510	$5,394	26,506

Depreciation and amortization expense						(14,739)
General and administrative						(4,985)
Impairment of real estate assets						(1,446)
Contingent consideration related to acquisition of property						(75)
Other expenses, net						(7,973)
Income from discontinued operations						17,188

Net income						$14,476

Capital expenditures(2)	$5,112	$6,816		$4,685	$2,571	$19,350

	Three Months Ended June 30, 2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	64	4 (1)	55	57	180
Square feet	3,816,137	531,714 (1)	3,655,043	5,648,491	13,786,385
Total revenues	$13,066	$7,165	$11,578	$8,452	$40,261
Property operating expense	(2,670)	(1,119)	(2,553)	(2,281)	(8,623)
Real estate taxes and insurance	(1,054)	(1,115)	(1,190)	(668)	(4,027)

Total property operating income	$9,342	$4,931	$7,835	$5,503	27,611

Depreciation and amortization expense					(13,738)
General and administrative					(7,245)
Acquisition costs					(23)
Other expenses, net					(22,056)
Provision for income taxes					(101)
Income from discontinued operations					2,333

Net loss					$(13,219)

Capital expenditures(2)	$4,979	$842	$6,019	$3,824	$16,000

	Six Months Ended June 30, 2013
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$23,932	$15,156	$25,358	$17,245	$81,691
Property operating expense	(5,882)	(3,629)	(6,133)	(5,272)	(20,916)
Real estate taxes and insurance	(2,085)	(2,595)	(2,930)	(1,325)	(8,935)

Total property operating income	$15,965	$8,932	$16,295	$10,648	51,840

Depreciation and amortization expense					(29,244)
General and administrative					(10,252)
Impairment of real estate assets					(1,446)
Contingent consideration related to acquisition of property					(75)
Other expenses, net					(16,371)
Income from discontinued operations					21,987

Net income					$16,439

Total assets(3)(4)	$408,246	$328,581	$429,781	$231,393	$1,557,666

Capital expenditures(2)	$7,935	$12,785	$8,302	$5,534	$35,120

	Six Months Ended June 30, 2012
	Maryland	Washington, D.C.	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$25,191	$13,991	$23,387	$16,508	$79,077
Property operating expense	(5,966)	(2,454)	(5,402)	(4,652)	(18,474)
Real estate taxes and insurance	(2,060)	(2,010)	(2,530)	(1,355)	(7,955)

Total property operating income	$17,165	$9,527	$15,455	$10,501	52,648

Depreciation and amortization expense					(27,289)
General and administrative					(12,142)
Acquisition costs					(41)
Impairment of real estate assets					(1,949)
Other expenses, net					(31,258)
Provision for income taxes					(162)
Income from discontinued operations					3,499

Net loss					$(16,694)

Total assets(3)(4)	$490,788	$333,345	$455,675	$367,528	$1,728,479

Capital expenditures(2)	$13,031	$1,705	$12,477	$6,836	$34,989

(1)	Excludes 440 First Street, NW, which has been in redevelopment since its acquisition in December 2010.
(2)

Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $166 and $336 for the three months ended June 30, 2013 and 2012, respectively, and $564 and $940 for the six months ended June 30, 2013 and 2012, respectively.

(3)

Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s condensed consolidated financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see footnote 6, Investment in Affiliates.

(4)	Corporate assets not allocated to any of our reportable segments totaled $159,665 and $81,143 at June 30, 2013 and 2012, respectively.

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

Overview

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are used primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of June 30, 2013, owned a 95.8% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and other unrelated parties.

At June 30, 2013, the Company wholly-owned or had a controlling interest in properties totaling 9.3 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can accommodate approximately 1.5 million square feet of additional development. The Company’s consolidated properties were 84.0% occupied by 574 tenants. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.1 million square feet at June 30, 2013. The Company derives substantially all of its revenue from leases of space within its properties. As of June 30, 2013, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 23% of the Company’s total annualized cash basis rent.

The primary source of the Company’s revenue and earnings is rent received from tenants under long-term (generally three to ten years) operating leases at its properties, including reimbursements from tenants for certain operating costs. Additionally, the Company may generate earnings from the sale of assets either outright or contributed into joint ventures.

The Company’s long-term growth will principally be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	continue to grow its portfolio through acquisition of new properties, potentially through joint ventures;

•	sell assets to third parties, or contribute properties to joint ventures, at favorable prices; and

•	execute initiatives designed to increase balance sheet capacity and expand the sources of capital necessary to achieve investment-grade metrics over time.

Executive Summary

For the three and six months ended June 30, 2013, the Company had net income of $14.5 million and $16.4 million, respectively, compared with a net loss of $13.2 million and $16.7 million during the three and six months ended June 30, 2012, respectively.

Funds From Operations (“FFO”) increased for the three and six months ended June 30, 2013 compared with the same periods in 2012 primarily due to a reduction in loss on debt extinguishment and reduced legal and accounting fees. During the second quarter of 2013, the Company sold the majority of its industrial portfolio (including I-66 Commerce Center), which is explained in greater detail below, for aggregate gross proceeds of $259.0 million. In connection with the sale, the Company prepaid $42.7 million of debt associated with the sold properties and used a portion of the proceeds from the sale to prepay a $16.4 million mortgage loan that encumbered Cloverleaf Center, which resulted in an aggregate $4.6 million loss on debt extinguishment for the three months ended June 30, 2013. During the second quarter of 2012, the Company recorded $13.2 million of debt extinguishment charges from the prepayment of its senior notes, and $2.5 million of legal and accounting fees associated with the Company’s completed internal investigation.

FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net income (loss) attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Transactions

•	Executed on the industrial portfolio sale, a key component of the updated strategic and capital plan, which generated total gross proceeds of $259.0 million.

•	Successfully completed the public offering of 7,475,000 common shares, the proceeds of which were largely utilized to pay down debt.

•	Executed 540,000 square feet of leases, including 234,000 square feet of new leases.

•	Brought Redland Corporate Center, a 349,000 square foot office property in Rockville, Maryland, from 44% leased at acquisition to 100% leased.

•	Signed first office lease at 440 First Street, NW on Capitol Hill with Associated Builders and Contractors, Inc. for approximately 20,000 square feet.

Industrial Portfolio Sale

Consistent with the updated strategic and capital plan announced in January, during the second quarter of 2013, the Company sold 24 industrial properties, which comprised the majority of the Company’s industrial portfolio and consisted of approximately 4.3 million square feet, 2.6 million square feet of which are located in Southern Virginia (the “Industrial Portfolio Sale”). The aggregate sales price of the Industrial Portfolio Sale, which consisted of two separate transactions, was $259.0 million. Specifically, on May 7, 2013, the Company sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia, for $17.5 million. On June 18, 2013, the Company completed the sale of the remaining 23 industrial properties to an affiliate of Blackstone Real Estate Partners VII for $241.5 million.

Proceeds from the Industrial Portfolio Sale were partially utilized to repay $42.7 million of mortgage and other indebtedness secured by the properties and to pay associated prepayment penalties and closing costs. In addition, the Company used a portion of the net proceeds from the sale to prepay a $16.4 million mortgage loan that encumbered Cloverleaf Center and to repay $121.0 million of the outstanding balance under its unsecured revolving credit facility. For tax planning purposes, the Company also placed $28.2 million of the net proceeds with a qualified intermediary in order to facilitate a potential tax-free exchange. At the time of this filing, the Company has identified several potential acquisitions that would meet the requirements for a tax-free exchange; however, the Company can provide no assurances that it will be able to complete any of the potential acquisitions, as a tax-free exchange, or at all. The Company reported a gain on the sale of the portfolio of $18.7 million in its second quarter results, and recorded an aggregate loss on debt extinguishment of $4.4 million that was associated with the repayment of debt related to the industrial properties sold in the second quarter.

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

Properties:

The following sets forth certain information for the Company’s consolidated properties by reporting segment as of June 30, 2013 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at June 30, 2013(3)	Occupied at June 30, 2013(3)
Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,522	100.0%	100.0%
840 First Street, NE	1	NoMA	247,146	7,011	100.0%	100.0%
1005 First Street, NE(4)	1	NoMA	30,414	2,496	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,513	97.1%	97.1%

Total/Weighted Average	4		531,714	17,542	99.3%	99.3%

Redevelopment
440 First Street, NW	1	Capitol Hill	138,352	—
Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	112,269	3,993	100.0%	93.8%

Region Total/Weighted Average	6		782,335	$21,535	99.4%	98.4%

(1)	CBD = Central Business District; NoMA = North of Massachusetts Avenue.
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

(3)	Does not include space in development or redevelopment.
(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% controlling economic interest.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2013	Occupied at June 30, 2013
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,083	100.0%	97.0%
Gateway 270 West	6	Clarksburg	255,917	2,493	70.9%	67.6%
Girard Business Center(3)	7	Gaithersburg	297,422	2,775	79.9%	78.9%
Owings Mills Business Park(4)	4	Owings Mills	180,475	1,493	53.7%	51.7%
Rumsey Center	4	Columbia	134,689	1,380	94.9%	92.3%
Snowden Center	5	Columbia	145,180	2,144	98.9%	98.9%
Triangle Business Center(5)	4	Baltimore	74,429	362	50.2%	50.2%

Total Business Park	37		1,400,958	14,730	81.2%	79.2%
Office
Annapolis Business Center	2	Annapolis	102,374	1,689	98.8%	98.8%
Campus at Metro Park North	4	Rockville	190,720	3,709	100.0%	89.6%
Cloverleaf Center	4	Germantown	173,766	2,065	74.1%	74.1%
Gateway Center	2	Gaithersburg	44,010	510	67.1%	67.1%
Hillside Center	2	Columbia	85,631	908	74.4%	74.4%
10320 Little Patuxent Parkway(6)	1	Columbia	136,193	1,706	81.4%	81.0%
Patrick Center	1	Frederick	66,269	968	77.1%	77.1%
Redland Corporate Center	2	Rockville	349,267	7,878	100.0%	87.8%
West Park	1	Frederick	28,390	267	81.7%	81.7%
Worman’s Mill Court	1	Frederick	40,099	381	87.6%	87.6%

Total Office	20		1,216,719	20,081	89.0%	83.9%

Total Consolidated	57		2,617,677	34,811	84.8%	81.4%

Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	778	44.3%	41.0%
Rivers Park I and II	6	Columbia	307,747	3,963	92.9%	89.1%

Total Joint Ventures	9		428,032	4,741	79.2%	75.6%

Region Total/Weighted Average	66		3,045,709	$39,552	84.1%	80.6%

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

(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.
(3)	Girard Business Center consists of the following properties: Girard Business Center and Girard Place.
(4)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.
(5)

On July 15, 2013, the Company entered into a contract to sell Triangle Business Center. The sale is expected to be completed in the third quarter of 2013. However, the Company can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

(6)	Previously referred to as the Merrill Lynch Building.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2013	Occupied at June 30, 2013
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,562	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,579	639	60.4%	60.4%
Linden Business Center	3	Manassas	109,787	1,058	97.4%	70.5%
Prosperity Business Center	1	Merrifield	71,343	914	100.0%	100.0%
Sterling Park Business Center(2)	7	Sterling	474,808	4,417	94.9%	91.8%

Total Business Park	17		952,701	9,590	92.9%	88.2%
Office
Atlantic Corporate Park	2	Sterling	219,526	1,511	40.6%	35.3%
Cedar Hill	2	Tyson’s Corner	102,632	2,174	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,084	1,514	82.6%	82.6%
Lafayette Business Center(3)	5	Chantilly	221,585	3,324	85.3%	85.3%
One Fair Oaks	1	Fairfax	214,214	5,284	100.0%	100.0%
Reston Business Campus	4	Reston	82,372	1,075	83.2%	76.8%
Three Flint Hill	1	Oakton	180,714	2,700	84.7%	84.7%
Van Buren Office Park	5	Herndon	107,409	1,330	93.9%	79.5%
Windsor at Battlefield	2	Manassas	155,511	1,996	90.3%	90.3%

Total Office	26		1,412,047	20,908	82.4%	80.1%
Industrial
Newington Business Park Center	7	Lorton	255,431	2,319	82.2%	80.4%
Plaza 500	2	Alexandria	505,050	4,929	74.6%	74.6%

Total Industrial	9		760,481	7,248	77.1%	76.5%

Total Consolidated	52		3,125,229	37,746	84.3%	81.7%

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	325,987	5,933	86.0%	86.0%

Region Total/Weighted Average	54		3,451,216	$43,679	84.5%	82.1%

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

(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.
(3)

Lafayette Business Center consists of the following properties: Enterprise Center and Tech Court. On June 5, 2013, the Company sold a 32,000 square foot building at the property. The Company expects to sell an additional 34,000 square foot building at the property in the third quarter of 2013; however, the Company can provide no assurances regarding the timing or pricing of the sale of the building, or that such sale will occur at all.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2013	Occupied at June 30, 2013
RICHMOND
Business Park
Chesterfield Business Center(2)	11	Richmond	320,321	$1,830	85.2%	85.2%
Hanover Business Center	4	Ashland	183,670	844	68.0%	68.0%
Park Central	3	Richmond	204,755	2,133	91.9%	91.9%
Virginia Center Technology Park	1	Glen Allen	118,436	1,251	85.6%	85.6%

Total Richmond	19		827,182	6,058	83.1%	83.1%

NORFOLK
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	795	100.0%	100.0%
Crossways Commerce Center(3)	9	Chesapeake	1,087,239	11,252	94.2%	94.2%
Greenbrier Business Park(4)	4	Chesapeake	412,526	3,921	79.7%	74.5%
Norfolk Commerce Park(5)	3	Norfolk	261,848	2,492	89.6%	78.4%

Total Business Park	17		1,858,333	18,460	90.6%	87.9%
Office
Greenbrier Towers	2	Chesapeake	172,609	1,685	83.1%	82.0%

Total Office	2		172,609	1,685	83.1%	82.0%

Total Norfolk	19		2,030,942	20,145	90.0%	87.4%

Region Total/Weighted Average	38		2,858,124	$26,203	88.0%	86.1%

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

(2)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center, and Pine Glen.
(3)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, 1434 Crossways Boulevard, and 1408 Stephanie Way.
(4)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II, and Greenbrier Circle Corporate Center.
(5)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II, and Gateway II.

Development and Redevelopment Activity

The Company constructs office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. Also, the Company owns developable land that can accommodate 1.5 million square feet of additional building space, of which, 0.7 million is located in the Washington D.C reporting segment, 0.1 million in the Maryland reporting segment, 0.6 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment. During the second quarter of 2013, the Company sold the majority of its industrial portfolio, which included 0.9 million square feet of developable land and a parcel of land that was under development.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. The Company anticipates completing the redevelopment of the 138,000 square foot property in the third quarter of 2013. At June 30, 2013, the Company’s total investment in the redevelopment project was $47.3 million, which included the original cost basis of the property of $23.6 million.

During the second quarter of 2013, the Company did not place in-service any development or redevelopment efforts.

Lease Expirations

Approximately 6.2% of the Company’s annualized cash basis rent, excluding month-to-month leases (which represent 0.4% of the Company’s annualized cash basis rent), is scheduled to expire during the remainder of 2013. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Excluding the properties sold during the second quarter of 2013, the Company achieved a tenant retention rate of 79% and achieved positive net absorption of approximately 69,000 square feet during the second quarter. Including the properties sold during the second quarter of 2013, the Company achieved a tenant retention rate of 50% and negative net absorption of 167,000 square feet during the second quarter of 2013. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate on the Company’s renewed leases decreased 1.7% for the three months ended June 30, 2013 and increased 1.0% for the six months ended June 30, 2013, compared with the expiring leases. During the second quarter of 2013, the Company executed new leases for 0.2 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of June 30, 2013 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	6	35,565	0.5%	$444	0.4%	$12.47
2013	49	337,263	4.3%	7,347	6.2%	15.81	(4)
2014	125	749,682	9.5%	10,349	9.0%	13.80
2015	117	785,624	9.9%	9,915	8.5%	12.62
2016	96	749,707	9.5%	12,139	10.4%	16.19
2017	91	1,206,813	15.3%	18,178	15.6%	15.06
2018	78	879,506	11.1%	9,618	8.3%	10.94
2019	63	902,380	11.4%	11,916	10.2%	13.21
2020	45	738,651	9.4%	11,589	10.0%	15.69
2021	21	327,423	4.1%	3,886	3.3%	11.87
2022	20	229,361	2.9%	3,097	2.7%	13.50
Thereafter	29	957,192	12.1%	17,824	15.4%	18.62

Total / Weighted Average	740	7,899,167	100.0%	$116,302	100.0%	$14.46

(1)	The Company classifies leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.
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

(3)	Represents Annualized Cash Basis Rent at June 30, 2013 divided by the square footage of the expiring leases.
(4)

Does not include the Greyhound Lines, Inc. lease at 1005 First Street, NE, which is scheduled to terminate on August 31, 2013, as the terms of the lease were negotiated as part of the Company’s acquisition of 1005 First Street, NE and do not reflect a comparable market rate for leases.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. The Company also capitalizes direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during the three and six months ended June 30, 2013 and 2012. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets in service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 with the Three and Six Months Ended June 30, 2012

As of June 30, 2013, the Company had not acquired any properties in 2013. The Company did not acquire any properties in 2012.

The term “Comparable Portfolio” refers to all consolidated properties owned by the Company, with operating results reflected in the Company’s continuing operations, for the entirety of the periods presented, with the exception of Three Flint Hill, Davis Drive, and 440 Street, NW, which have not been placed in service for the entirety of the periods presented, and therefore are excluded from the “Comparable Portfolio”.

In the period-over-period discussion of operating results below, all properties that have been excluded during either of the periods being compared are referred to as the “Non-comparable Properties.”

For discussion of the operating results of the Company’s reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

During the second quarter of 2013, the Company sold 24 industrial properties (including I-66 Commerce Center), which comprised the majority of its industrial properties. The operating results of the sold properties are reflected in discontinued operations for all the periods presented.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
Rental	$32,551	$31,370	$64,697	$62,604	$1,181	4%	$2,093	3%
Tenant reimbursements and other	$8,106	$8,891	$16,994	$16,473	$(785)	(9)%	$521	3%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $1.2 million and $2.1 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The Comparable Portfolio contributed $0.5 million and $0.8 million of additional rental revenue during the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, primarily due to an increase in occupancy. The weighted average occupancy of the Comparable Portfolio was 84.2% at June 30, 2013 compared with 83.4% at June 30, 2012. Rental revenue for the Non-comparable Properties increased $0.7 million and $1.3 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 primarily due to an increase in occupancy at Three Flint Hill. The Company anticipates rental revenues to be flat for the full-year 2013 compared with 2012 as increases in occupancy will be offset by a decline in rental revenue from 1005 First Street, NE as its current tenant’s lease is expiring at the end of August 2013, at which time, the property will be placed into development.

The increase in rental revenue for the three and six months ended June 30, 2013 compared with the same periods in 2012 includes $1.2 million and $1.7 million, respectively, for Northern Virginia and $0.1 million and $0.5 million, respectively, for Southern Virginia. Rental revenue decreased $0.1 million for both the three and six months ended June 30, 2013 for Maryland and remained flat for the both the three and six months ended June 30, 2013 for Washington, D.C.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $0.8 million for the three months ended June 30, 2013 compared with the same period in 2012 and increased $0.5 million for the six months ended June 30, 2013 compared with the same period in 2012. The decrease in tenant reimbursements and other revenues for the three months ended June 30, 2013 compared with 2012 is due to a $0.8 million decrease by the Comparable Portfolio, which was primarily due to a decrease in termination fees as the Company recognized a $1.1 million termination fee from a tenant at Ammendale Business Park, located in the Maryland reporting segment, during the three months ended June 30, 2012. For the three months ended June 30, 2013, the Non-comparable Properties contributed a slight increase in tenant reimbursements and other revenues compared with the same period in 2012. For the six months ended June 30, 2013, tenant reimbursements and other revenues increased due to the Comparable Portfolio, which contributed an additional $0.4 million in revenue due to an increase in termination fee income and higher recoverable property operating expenses. The Non-comparable Properties contributed an increase in tenant reimbursements and other revenues of $0.1 million for the six months ended June 30, 2013 compared with the same period in 2012. The Company anticipates tenant reimbursements and other revenues will increase for full-year 2013 compared with 2012 due to higher recoverable operating expenses as the results of higher occupancy.

The decrease in tenant reimbursements and other revenues for the three months ended June 30, 2013 compared with the same period in 2012 includes $1.1 million for Maryland and $0.1 million for Northern Virginia, respectively. Tenant reimbursement and other revenue increased by $0.4 million for Washington, D.C. and remained flat for Southern Virginia. The increase in tenant reimbursements and other revenues for the six months ended June 30, 2013 compared with the same period in 2012 includes $1.2 million for Washington, D.C., $0.2 million for Northern Virginia and $0.3 million for Southern Virginia. For Maryland, tenant reimbursements and other revenues decreased $1.2 million for the six months ended June 30, 2013 compared with the same period in 2012.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
Property operating	$9,947	$8,623	$20,916	$18,474	$1,324	15%	$2,442	13%
Real estate taxes and insurance	$4,204	$4,027	$8,935	$7,955	$177	4%	$980	12%

Property operating expenses increased $1.3 million and $2.4 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. For the Comparable Portfolio, property operating expenses increased $1.1 million and $2.0 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, primarily due to an increase in both occupancy, which resulted in higher variable operating expenses, and reserves for anticipated bad debt expense. Property operating expenses also increase for the six months ended June 30, 2013 compared with the same period in 2012 due to an increase in snow and ice removal costs. The Non-comparable Properties contributed an increase in property operating expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The Company anticipates an increase in property operating expenses for full-year 2013 compared with 2012 due to an increase in occupancy during 2013.

The increase in property operating expenses for the three and six months ended June 30, 2013 compared with the same periods in 2012 includes $0.6 million and $1.2 million, respectively, for Washington D.C., $0.3 million and $0.7 million, respectively, for Northern Virginia and $0.3 million and $0.6 million, respectively, for Southern Virginia. Property operating expenses in Maryland increased $0.1 million for the three months ended June 30, 2013 and decreased $0.1 million for the six months ended June 30, 2013, compared with the same periods in 2012.

Real estate taxes and insurance expense increased $0.2 million and $1.0 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.1 million and $0.9 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 due to higher real estate tax assessments. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $0.1 million for both the three and six months ended June 30, 2013 compared with the same periods in 2012. The Company anticipates an increase in real estate taxes and insurance expense for full-year 2013 compared with 2012 due to higher real estate tax assessments.

The increase in real estate taxes and insurance expense for the three and six months ended June 30, 2013 compared with the same periods in 2012 includes $0.1 million and $0.6 million, respectively, for Washington D.C. and $0.1 million and $0.4 million, respectively, for Northern Virginia. Both Maryland and Southern Virginia remained flat for the three and six months ended June 30, 2013 compared with the same periods in 2012.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$4,985	$7,245	$10,252	$12,142	$(2,260)	(31)%	$(1,890)	(16)%

General and administrative expenses decreased $2.3 million and $1.9 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, primarily due to $2.5 million of legal and accounting fees associated with the Company’s completed internal investigation, which were incurred in the second quarter of 2012. The Company anticipates general and administrative expenses will continue to decrease in 2013 compared with 2012 as it expects to experience a decline in legal and accounting fees and personnel separation costs in 2013 compared with 2012. However, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2013. Any reduction in general and administrative expenses in 2013 will be partially offset by a full year impact of the expansion of the Company’s corporate offices.

Acquisition costs are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$—	$23	$—	$41	$(23)	(100)%	$(41)	(100)%

The Company did not acquire any properties during the three and six months ended June 30, 2013 or 2012.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$14,739	$13,738	$29,244	$27,289	$1,001	7%	$1,955	7%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $1.0 million and $2.0 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The Non-comparable Properties contributed additional depreciation and amortization expense of $0.5 million and $1.1 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 as redevelopment projects as Three Flint Hill and Sterling Park Business Center were place in-service during the third quarter of 2012. Depreciation and amortization expense attributable to the Comparable Portfolio increased $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 primarily due to additional leasing costs incurred plus the placing in service of additional tenant and construction improvements. The Company anticipates depreciation and amortization expense to increase for the full-year 2013 compared with 2012 due to the redeveloped space at Three Flint Hill and Sterling Park Business Center that was placed in-service during the third quarter of 2012.

Impairment of real estate assets are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$1,446	$—	$1,446	$1,949	$1,446	—	$(503)	(26)%

During the second quarter of 2013, the Company was in negotiations with a potential buyer to sell its Triangle Business Center property. Based on the anticipated sales price, the Company recorded an impairment charge of $1.4 million in the second quarter of 2013. During the first quarter of 2012, the Company reduced the holding period for its Owings Mills Business Park property and recorded an impairment charge of $2.8 million. In November 2012, the Company sold two of the six buildings at Owings Mills Business Park. The impairment charge related to the two sold buildings is reflected within discontinued operations on the Company’s consolidated statements of operations. The Company did not record any other impairment charges within continuing operations for the three and six months ended June 30, 2013 and 2012.

Contingent consideration related to acquisition of property is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$75	$—	$75	$—	$75	—	$75	—

As part of the consideration for the Company’s 2009 acquisition of Ashburn Center, the Company recorded a contingent consideration obligation arising from a fee agreement entered into with the seller pursuant to which the Company will be obligated to pay additional consideration if certain returns are achieved over the five-year term of the agreement or if the property is sold within the term of the five-year agreement. During June 2013, the Company achieved the specified returns and increased its liability to the seller. The Company anticipates paying the seller $1.7 million during the third quarter of 2013 to satisfy the obligation.

Other Expenses, net

Interest expense is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$9,353	$10,358	$19,310	$21,022	$(1,005)	(10)%	$(1,712)	(8)%

During 2013, the Company made significant progress executing its updated strategic and capital plan, which resulted in an improvement in the Company’s balance sheet metrics through a reduction in outstanding debt. During the second quarter of 2013, the Company repaid over $250 million in outstanding debt, primarily with proceeds from the Industrial Portfolio Sale and from its May public equity offering.

At June 30, 2013, the Company had $688.0 million of debt outstanding with a weighted average interest rate of 4.9% compared with $928.8 million of debt outstanding with a weighted average interest rate of 4.6% at June 30, 2012.

For the three and six months ended June 30, 2013, interest expense decreased $1.0 million and $1.7 million, respectively, compared with the same periods in 2012, primarily as a result of the Company paying down debt and refinancing certain debt obligations at lower rates. From June 2012 through the end of 2012, the Company refinanced approximately $180 million of outstanding debt that had a weighted average interest rate of 6.5% with debt at significantly lower rates.

The Company anticipates interest expense will decline for full-year 2013 compared with 2012 as a result of the Company reducing its overall debt balance.

Interest and other income are summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$1,574	$1,499	$3,105	$3,007	$75	5%	$98	3%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5% and is repayable in full on or after December 21, 2013. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C., which has a fixed interest rate of 9.0%. In May 2013, the loan began requiring monthly principal payments, which will reduce the outstanding balance of the loan. The Company recorded interest income related to these loans of $1.5 million during both the three months ended June 30, 2013 and 2012 and $2.9 million during both the six months ended June 30, 2013 and 2012, respectively. In January 2013, the Company subleased 5,000 square feet of its corporate headquarters. For both the three and six months ended June 30, 2013, the Company recognized $0.1 million of income associated with its sublease, which is reflected within “Interest and other income” on its consolidated statements of operations. The Company did not recognize any sublease income in 2012.

The Company anticipates interest and other income will continue to increase in 2013 compared with 2012 due to the income provided by the Company’s sublease.

Equity in (earnings) losses of affiliates is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$(7)	$(24)	$(35)	$22	$17	71%	$(57)	NM

Equity in (earnings) losses of affiliates reflects the Company’s aggregate ownership interest in the operating results of the properties, in which it does not have a controlling interest.

Loss on debt extinguishment is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$201	$13,221	$201	$13,221	$(13,020)	(98)%	$(13,020)	(98)%

During the second quarter of 2013, the Company recorded a loss on debt extinguishment of $0.2 million that was associated with the prepayment of the Company’s secured term loan, its secured bridge loan and a $16.4 million mortgage loan encumbered by Cloverleaf Center.

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

Provision for Income Taxes

Provision for income taxes is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$—	$101	$—	$162	$(101)	(100)%	$(162)	(100)%

The Company owns properties in Washington, D.C. that are subject to income-based franchise taxes as a result of conducting business in Washington, D.C. Provision for income taxes decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to a third quarter 2012 change in tax regulations in the District of Columbia that required the Company to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company prospectively measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse; therefore, the Company did not record a provision for income taxes for the three and six months ended June 30, 2013.

Income from Discontinued Operations

Income from discontinued operations is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$17,188	$2,333	$21,987	$3,499	$14,855	NM	$18,488	NM

Discontinued operations reflect the operating results of the Company’s disposed properties and any properties that are classified as held-for-sale at June 30, 2013. During the second quarter of 2013, the Company sold the majority of its industrial portfolio, which was comprised of 24 industrial properties, for gross proceeds of $259.0 million. The Company recognized an $18.7 million gain on the sale of the industrial properties and the gross proceeds received equated to an aggregate capitalization rate of 7.2%. As part of the sale of the industrial properties, the Company incurred $4.4 million of debt extinguishment charges related to debt that was encumbered by the sold properties. During the second quarter of 2013, the Company sold a building at Lafayette Business Center, which was located in the Company’s Northern Virginia reporting segment, for gross proceeds of $2.5 million, which reflected a capitalization rate of 6.3%. The Company calculated the capitalization rates based on the properties annualized net operating income divided by the selling price. During both the three and six months ended June 30, 2013 and 2012, the Company recorded gains on the sale of real estate property of $18.9 million and $0.2 million, respectively. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information on the Company’s discontinued operations, see footnote 7 – Discontinued Operations.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$(466)	$789	$(406)	$1,108	$(1,255)	NM	$(1,514)	NM

Net (income) loss attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. During the three and six months ended June 30, 2013, the Company recognized net income of $14.5 million and $16.4 million, respectively, which was primarily due to a $14.3 million gain, less debt extinguishment charges, recorded on the sale of the majority of its industrial properties, compared with a net loss of $13.2 million and $16.7 million for the three and six months ended June 30, 2012, respectively, which was due to debt extinguishment charges of $13.2 million that were incurred in the second quarter of 2012. As of June 30, 2013 and 2012, the Company consolidated two joint ventures in which it had a controlling interest. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of earnings or losses within “Net (income) loss attributable to noncontrolling interests” on its consolidated statements of operations. The Company’s consolidated joint ventures had an aggregate net loss for both the three and six months ended June 30, 2013 compared with aggregate net income for both the three and six months ended June 30, 2012.

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

Comparison of the Three and Six Months Ended June 30, 2013 with the Three and Six Months Ended June 30, 2012

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	150	150	—	—	150	150	—	—
Same property revenue
Rental	$31,484	$30,958	$526	1.7	$62,837	$62,057	$780	1.3
Tenant reimbursements	7,522	7,186	336	4.7	15,915	14,354	1,561	10.9

Total same property revenue	39,006	38,144	862	2.3	78,752	76,411	2,341	3.1

Same property operating expenses
Property	8,959	8,242	717	8.7	19,086	17,832	1,254	7.0
Real estate taxes and insurance	4,066	3,922	144	3.7	8,655	7,773	882	11.3

Total same property operating expenses	13,025	12,164	861	7.1	27,741	25,605	2,136	8.3

Same property net operating income	$25,981	$25,980	$1	0.0	$51,011	$50,806	$205	0.4

Reconciliation to total property operating income (loss)
Same property net operating income	$25,981	$25,980			$51,011	$50,806
Non-comparable net operating income(2)	525	1,631			829	1,842
General and administrative	(4,985)	(7,245)			(10,252)	(12,142)
Depreciation and amortization	(14,739)	(13,738)			(29,244)	(27,289)
Other(3)	(9,494)	(22,180)			(17,892)	(33,410)
Discontinued operations	17,188	2,333			21,987	3,499

Total net income (loss)	$14,476	$(13,219)			$16,439	$(16,694)

	Weighted Average Occupancy		Weighted Average Occupancy
	2013	2012	2013	2012
Same Properties	83.5%	82.9%	83.0%	82.2%

(1)

Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non same-properties: Three Flint Hill, 440 First Street, NW, Davis Drive, and one building at Lafayette Business Center.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(3)

Includes acquisition costs, impairment of real estate assets, contingent consolidation charges, total other expenses, net, loss on debt extinguishment and (provision) benefit for income taxes from the Company’s consolidated statements of operations.

Same Property NOI was flat for the three months ended June 30, 2013 and increased $0.2 million for the six months ended June 30, 2013 compared with the same periods in 2012. Total same property revenues increased $0.9 million and $2.3 million for the three and six months ended June 30, 2013, respectively, due to an increase in occupancy and higher recoverable operating expenses. Same property expenses increased $0.9 million and $2.1 million for the three and six months ended June 30, 2013, respectively, due to higher operating expenses as a result of higher occupancy. Same Property operating expenses for the six months ended June 30, 2013 also increased due to an increase in snow and ice removal costs.

MARYLAND

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	57	57	—	—	57	57	—	—
Same property revenue
Rental	$9,947	$10,094	$(147)	(1.5)	$19,904	$20,020	$(116)	(0.6)
Tenant reimbursements	1,576	1,636	(60)	(3.7)	3,557	3,445	112	3.3

Total same property revenue	11,523	11,730	(207)	(1.8)	23,461	23,465	(4)	(0.0)

Same property operating expenses
Property	2,674	2,497	177	7.1	5,822	5,674	148	2.6
Real estate taxes and insurance	1,003	997	6	0.6	1,977	1,948	29	1.5

Total same property operating expenses	3,677	3,494	183	5.2	7,799	7,622	177	2.3

Same property net operating income	$7,846	$8,236	$(390)	(4.7)	$15,662	$15,843	$(181)	(1.1)

Reconciliation to total property operating income
Same property net operating income	$7,846	$8,236			$15,662	$15,843
Non-comparable net operating income(2)	199	1,106			303	1,322

Total property operating income	$8,045	$9,342			$15,965	$17,165

	Weighted Average Occupancy		Weighted Average Occupancy
	2013	2012	2013	2012
Same Properties	80.8%	80.9%	80.5%	79.5%

(1)

Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results do not exclude the results of any non same-properties during each of the periods presented.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties decreased $0.4 million and $0.2 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Total same property revenues decreased $0.2 million for the three months ended June 30, 2013 compared with the same period in 2012 due to decrease in occupancy and remained relatively flat for the six months ended June 30, 2013 compared with the same period in 2012. Total same property operating expenses for the Maryland properties increased $0.2 million for the three months ended June 30, 2013 compared with the same period in 2012 due to a recovery of anticipated bad debt expense in 2012, which decreased its operating expenses for the three months ended June 30, 2012. Total same property operating expenses for the Maryland properties also increased $0.2 million for the six months ended June 30, 2013 compared with the same period in 2012 due to an increase in snow and ice removal costs.

NORTHERN VIRGINIA

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	51	51	—	—	51	51	—	—
Same property revenue
Rental	$9,308	$8,798	$510	5.8	$18,529	$18,100	$429	2.4
Tenant reimbursements	2,231	2,314	(83)	(3.6)	4,901	4,661	240	5.1

Total same property revenue	11,539	11,112	427	3.8	23,430	22,761	669	2.9

Same property operating expenses
Property	2,455	2,296	159	6.9	5,277	4,952	325	6.6
Real estate taxes and insurance	1,160	1,145	15	1.3	2,766	2,468	298	12.1

Total same property operating expenses	3,615	3,441	174	5.1	8,043	7,420	623	8.4

Same property net operating income	$7,924	$7,671	$253	3.3	$15,387	$15,341	$46	0.3

Reconciliation to total property operating income
Same property net operating income	$7,924	$7,671			$15,387	$15,341
Non-comparable net operating income(2)	586	164			908	114

Total property operating income	$8,510	$7,835			$16,295	$15,455

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2013	2012	2013	2012
Same Properties	81.0%	78.9%	79.9%	77.8%

(1)

Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill, Davis Drive and one building at Lafayette Business Center.

(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $0.3 million for the three months ended June 30, 2013 and increased slightly for the six months ended June 30, 2013 compared with the same periods in 2012. Total same property revenues increased $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 primarily due to higher occupancy. Total same property operating expenses increased $0.3 million during the three months ended June 30, 2013 compared with the same period in 2012 due to an increase in reserves for anticipated bad debt expense and increased $0.6 million during the six months ended June 30, 2013 compared with the same period in 2012 due to an increase in real estate taxes and snow and ice removal costs.

SOUTHERN VIRGINIA

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	38	38	—	—	38	38	—	—
Same property revenue
Rental	$7,194	$7,051	$143	2.0	$14,346	$13,903	$443	3.2
Tenant reimbursements	1,442	1,401	41	2.9	2,825	2,605	220	8.4

Total same property revenue	8,636	8,452	184	2.2	17,171	16,508	663	4.0

Same property operating expenses
Property	2,410	2,135	275	12.9	4,969	4,380	589	13.4
Real estate taxes and insurance	657	665	(8)	(1.2)	1,317	1,348	(31)	(2.3)

Total same property operating expenses	3,067	2,800	267	9.5	6,286	5,728	558	9.7

Same property net operating income	$5,569	$5,652	$(83)	(1.5)	$10,885	$10,780	$105	1.0

Reconciliation to total property operating income
Same property net operating income	$5,569	$5,652			$10,885	$10,780
Non-comparable net operating loss(2)	(175)	(149)			(237)	(279)

Total property operating income	$5,394	$5,503			$10,648	$10,501

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2013	2012	2013	2012
Same Properties	85.6%	84.6%	85.3%	83.6%

(1)

Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results do not exclude the results of any non same-properties during each of the periods presented.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties decreased $0.1 million for the three months ended June 30, 2013 compared with the same period in 2012 and increased $0.1 million for the six months ended June 30, 2013 compared with the same period in 2012. Total same property revenues increased $0.2 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 as a result of an increase in occupancy. Total same property operating expenses increased $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 due to higher operating expenses as a result of higher occupancy. Same Property operating expenses also increased for the six months ended June 30, 2013 due to an increase in snow and ice removal costs.

WASHINGTON, D.C.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	4	4	—	—	4	4	—	—
Same property revenue
Rental	$5,035	$5,015	$20	0.4	$10,058	$10,034	$24	0.2
Tenant reimbursements	2,273	1,835	438	23.9	4,632	3,643	989	27.1

Total same property revenue	7,308	6,850	458	6.7	14,690	13,677	1,013	7.4

Same property operating expenses
Property	1,420	1,314	106	8.1	3,018	2,826	192	6.8
Real estate taxes and insurance	1,246	1,115	131	11.7	2,595	2,009	586	29.2

Total same property operating expenses	2,666	2,429	237	9.8	5,613	4,835	778	16.1

Same property net operating income	$4,642	$4,421	$221	5.0	$9,077	$8,842	$235	2.7

Reconciliation to total property operating income
Same property net operating income	$4,642	$4,421			$9,077	$8,842
Non-comparable net operating (loss) income(2)	(85)	510			(145)	685

Total property operating income	$4,557	$4,931			$8,932	$9,527

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2013	2012	2013	2012
Same Properties	99.3%	99.3%	99.3%	99.4%

(1)

Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the results of the following non same-property: 440 First Street, NW.

(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.2 million for both the three and six months ended June 30, 2013 compared with the same periods in 2012. Total same property revenues increased $0.4 million and $1.0 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 due to an increase in recoverable operating expenses. Total same property operating expense increased $0.2 million and $0.8 million for the three and sixth months ended June 30, 2013, respectively, compared with the same periods in 2012 primarily due to an increase in real estate taxes.

Liquidity and Capital Resources

Overview

The Company seeks to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under its unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position itself to take advantage of potential growth opportunities. In January 2013, the Company provided an updated strategic and capital plan, which included the marketing of its industrial properties, the execution of steps designed to increase balance sheet flexibility, reduce leverage and a rightsizing of its quarterly dividend. The Company has executed on several key components of its updated strategic and capital plan, including the Industrial Portfolio Sale, which generated total gross proceeds of $259.0 million; the issuance of 7,475,000 common shares, the net proceeds of which were primarily used to repay outstanding debt; and a 25% reduction in the quarterly dividend beginning in the first quarter of 2013. The Company expects to meet short-term liquidity requirements generally through the drawdown of current cash balances, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company’s short-term obligations consist primarily of the lease for its corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.

At June 30, 2013, the Company had $50.0 million outstanding and $65.9 million of availability under its unsecured revolving credit facility. In July 2013, the Company added five additional properties to the borrowing base that collateralizes the unsecured revolving credit facility and, as a result, the available capacity under the unsecured revolving credit facility was $173.0 million at the time of this filing. The Company has $60.5 million of mortgage debt maturing in the second half of 2013. At June 30, 2013, the Company had a balance of $64.6 million in cash and cash equivalents and $39.0 million in escrows and reserves, which included $28.2 million of proceeds from the Industrial Portfolio Sale that is currently being held with a qualified intermediary in order to facilitate a potential tax-free exchange As of the date of this filing, the Company has identified several potential acquisitions that would meet the requirements for a tax-free exchange; however, the Company can provide no assurances that it will be able to complete any of the potential acquisitions, as a tax-free exchange, or at all.

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 9.4% of the Company’s annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-lease the space, its cash flow could be negatively impacted.

The Company also believes, based on its historical experience and forecasted operations, that it will have sufficient cash flow or access to capital to meet its obligations over the next five years. The Company intends to meet long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility and unsecured term loan, proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities. In the process of exploring different financing options, the Company actively monitors the impact that each potential financing decision will have on its financial covenants in order to avoid any issues of non-compliance with the terms of its existing financial covenants.

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

Financing Activity

Equity Offering

On May 24, 2013, the Company completed the public offering of 7,475,000 common shares at a public offering price of $14.70 per share, which generated net proceeds of $105.1 million, after deducting the underwriting discount and offering costs. The Company used a portion of the net proceeds to repay its $10.0 million secured term loan and its $37.5 million secured bridge loan and to pay down $53.0 million of the outstanding balance under its unsecured revolving credit facility. The remaining net proceeds were utilized for general corporate purposes.

Construction Loan

On June 5, 2013, the Company entered into a construction loan (the “Construction Loan”) that is collateralized by the Company’s 440 First Street, NW property, which has undergone a major redevelopment since its acquisition. The Construction Loan has a borrowing capacity of up to $43.5 million, of which the Company borrowed $21.7 million in the second quarter. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.50% and matures in May 2016, with two one-year extension options at the Company’s discretion. The Company can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At June 30, 2013, per the terms of the loan agreement, the entire outstanding principal balance and all of the outstanding accrued interest is recourse to the Company. The percentage of outstanding principal balance that is recourse to the Company can be reduced upon the property achieving certain operating thresholds. As of June 30, 2013, the Company was in compliance with all the financial covenants of the Construction Loan.

Mortgage Debt

During the second quarter of 2013, the Company utilized a portion of the proceeds from the Industrial Portfolio Sale to repay $42.7 million of mortgage and other indebtedness secured by the properties, and to pay associated prepayment penalties and closing costs. In addition, the Company used a portion of the net proceeds from the sale to prepay a $16.4 million mortgage loan that encumbered Cloverleaf Center and to repay $121.0 million of the outstanding balance under its unsecured revolving credit facility.

The Company repaid the following mortgages or debt instruments in the second quarter of 2013 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
June	2013	Cloverleaf Center	6.75%	$16,427
June	2013	Mercedes Center – Note 1	6.04%	4,799
June	2013	Mercedes Center – Note 2	6.30%	9,260
June	2013	Jackson National Life Loan-Northridge	5.19%	6,985
May	2013	Jackson National Life Loan—I-66 Commerce Center	5.19%	21,695

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2013, the Company was in compliance with the covenants of its unsecured term loan, unsecured revolving credit facility and Construction Loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at June 30, 2013 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loan

Covenant	Quarter Ending June 30, 2013	Covenant
Consolidated Total Leverage Ratio(1)	49.8%	≤	65.0%
Net Worth(1)	$757,738	≥	$601,202
Fixed Charge Coverage Ratio(1)	1.93x	≥	1.50x
Consolidated Debt Yield(1)	15.5%	≥	10.0%
Maximum Dividend Payout Ratio	60.5%	≤	95%
Restricted Investments:
Joint Ventures	6.4%	≤	10%
Real Estate Assets Under Development	4.1%	≤	15%
Undeveloped Land	1.5%	≤	5%
Structured Finance Investments	3.6%	≤	5%
Total Restricted Investments	15.7%	≤	25%
Restricted Indebtedness:
Unhedged Variable Rate Debt	3.4%	≤	25%
Maximum Secured Debt	26.1%	≤	40%
Maximum Secured Recourse Debt	1.9%	≤	15%
Unencumbered Pool Leverage(1)	54.9%	≤	65%
Unencumbered Pool Interest Coverage Ratio(1)	2.98x	≥	1.75x

(1)	These are the only covenants that apply to the Construction Loan.

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

Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change
Cash provided by operating activities	$33,701	$22,682	$11,019
Cash provided by (used in) investing activities	143,636	(25,800)	169,436
Cash (used in) provided by financing activities	(122,062)	2,509	(124,571)

Net cash provided by operating activities increased $11.0 million for the six months ended June 30, 2013 compared with the same period in 2012, which was primarily attributable to a $10.2 million make-whole payment that was paid in June 2012 as part of the prepayment of the Company’s $37.5 million Series A Senior Notes and its $37.5 million Series B Senior Notes. Also, net cash provided by operating activities increased for the six months ended June 30, 2013 due to a decrease in accounts and other receivables and a decline in cash used for deferred costs, such as leasing commissions, compared with the same period in 2012. The increase in cash provided by operating activities was partially offset by a decrease in both rents received in advance and accounts payable and accrued expenses compared with the same period in 2012.

Net cash provided by investing activities was $143.6 million for the six months ended June 30, 2013 compared with net cash used in investing activities of $25.8 million for the same period in 2012. During the six months ended June 30, 2013, the Company received net proceeds of $207.2 million from the sale of 24 industrial properties and a building at Lafayette Business Center, of which, the Company placed $28.2 million of the net proceeds from the sale of its industrial properties in an escrow account held by a qualified intermediary in order to facilitate a potential tax-free exchange; however, the Company can provide no assurances that it will be able to complete any of the potential acquisitions, as a tax-free exchange, or at all. For the six months ended June 30, 2012, the Company sold three properties for net proceeds of $10.8 million. Also, cash provided by investing activities increased as investment in affiliates declined $1.3 million for the six months ended June 30, 2013 compared with the same period in 2012.

Net cash used in financing activities was $122.1 million for the six months ended June 30, 2013 compared with net cash provided by financing activities of $2.5 million for the same period in 2012. During the six months ended June 30, 2013, the Company issued $99.2 million of debt and repaid $302.2 million of its outstanding debt compared with the issuance of $267.0 million of debt and the repayment of $282.9 million of outstanding debt during the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company issued common shares for net proceeds of $105.1 million compared with the issuance of preferred and common shares for net proceeds of $43.5 million and $3.6 million, respectively, during the six months ended June 30, 2012. In the first quarter of 2013, the Company reduced its quarterly dividend by 25%, which resulted in a $5.0 million reduction in dividends paid to common shareholders for the six months ended June 30, 2013 compared with the same period in 2012.

Contractual Obligations

On August 4, 2011, the Company formed a joint venture with an affiliate of Perseus Realty, LLC to acquire 1005 First Street, NE in Washington, D.C. for $46.8 million, of which $38.4 million was paid at closing and the remaining $8.4 million was paid on August 5, 2013. At June 30, 2013, the Company had recorded the $8.4 million deferred purchase price obligation within “Accounts payable and other liabilities” in its consolidated balance sheets.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 common Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. At June 30, 2013, the remaining contingent consideration obligation was $0.7 million, which may result in the issuance of additional units depending upon the leasing of any of the vacant space.

In connection with the Company’s 2009 acquisition of Corporate Campus at Ashburn Center, the Company entered into a contingent consideration fee agreement with the seller under which the Company will be obligated to pay additional consideration upon the property achieving stabilization per specified terms of the agreement. During the first quarter of 2010, the Company leased the remaining vacant space at the property and recorded a contingent consideration charge of $0.7 million, which reflected an increase in the anticipated fee to the seller. In 2012 and 2011, the Company recorded an increase of $152 thousand and $50 thousand, respectively, in its contingent consideration liability related to Corporate Campus at Ashburn Center that reflected a reduction of the period to reach stabilization. In June 2013, the Company achieved stabilization per the terms of the agreement and recorded an increase of $75 thousand in its contingent consideration liability. The Company intends to pay $1.7 million to the former owner of Corporate Campus at Ashburn Center in the third quarter of 2013 to satisfy the obligation.

On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story, office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. At June 30, 2013, the fair value of the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was immaterial.

As of June 30, 2013, the Company had development and redevelopment contractual obligations, which include amounts accrued at June 30, 2013, of $8.7 million related to development activities at 1005 First Street, NE and redevelopment activities at 440 First Street, NW, both of which are located in the Company’s Washington, D.C. reporting segment. As of June 30, 2013, the Company had capital improvement obligations of $2.9 million outstanding. Capital improvement obligations represent commitments for roof, asphalt, HVAC and common area replacements contractually obligated as of June 30, 2013. Also, as of June 30, 2013, the Company had $2.9 million due to contractors related to tenant improvement obligations. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility.

The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of June 30, 2013, the Company remained liable to those local municipalities for $1.4 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

The Company had no other material contractual obligations as of June 30, 2013.

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of June 30, 2013, owned 95.8% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

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

Dividends

On July 23, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on August 15, 2013 to common shareholders of record as of August 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on August 15, 2013 to preferred shareholders of record as of August 6, 2013.

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

The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to First Potomac Realty Trust	$14,010	$(12,430)	$16,033	$(15,586)
Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(5,764)

Net income (loss) attributable to common shareholders	10,910	(15,530)	9,833	(21,350)
Add: Depreciation and amortization:
Real estate assets	14,739	13,738	29,244	27,289
Discontinued operations	1,255	2,482	3,659	5,053
Unconsolidated joint ventures	1,317	1,484	2,669	2,967
Consolidated joint ventures	(53)	(44)	(104)	(82)
Impairment of real estate assets(1)	1,446	—	1,446	3,021
Gain on sale of real estate property	(18,947)	(161)	(18,947)	(161)
Net income (loss) attributable to noncontrolling interests in the Operating Partnership	474	(817)	419	(1,152)

FFO available to common shareholders and unitholders	11,141	1,152	28,219	15,585
Dividends on preferred shares	3,100	3,100	6,200	5,764

FFO	$14,241	$4,252	$34,419	$21,349

Weighted average common shares and Operating Partnership units outstanding – diluted	56,289	52,889	54,703	52,848

(1)

Impairment charges of $1.4 million are included in continuing operations in the Company’s consolidated statements of operations for both the three and six months ended June 30, 2013 and $1.9 million for the six months ended June 30, 2012. The remaining impairment charges for the six months ended June 30, 2012 are included in discontinued operations in the Company’s consolidated statements of operations.

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

The Company had $688.0 million of debt outstanding at June 30, 2013, of which $294.4 million was fixed rate debt and $350.0 million was variable rate debt that had been swapped to a fixed interest rate. The remainder of the Company’s debt, $43.7 million, was variable rate debt that consisted of a $22.0 million mortgage loan and the $21.7 million outstanding balance under the Construction Loan. The mortgage loan has a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor and the Construction Loan has a contractual interest rate of LIBOR plus 2.50%. At June 30, 2013, LIBOR was 0.19%. A change in interest rates of 1% would result in an increase or decrease of $0.2 million in interest expense on its unhedged variable rate debt on an annualized basis.

The table below summarizes the Company’s interest rate swap agreements as of June 30, 2013 (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.7625%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.1349%

		$350,000		1.5004%

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See footnote 10, Fair Value Measurements, to the Company’s condensed consolidated financial statements for more information on the fair value of the Company’s debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management, as of June 30, 2013, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.

Item 1A. Risk Factors

As of June 30, 2013, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any unregistered equity securities during the six months ended June 30, 2013. During the six months ended June 30, 2013, 5,900 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the six months ended June 30, 2013.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2013, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2003 Equity Compensation Plan, as amended, and our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of these repurchases during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2013 through April 30, 2013	—	—	N/A	N/A
May 1, 2013 through May 31, 2013	5,950	$14.98	N/A	N/A
June 1, 2013 through June 30, 2013	—	—	N/A	N/A

Total	5,950	$14.98	N/A	N/A

(1)	The price paid per share is based on the closing price of the Company’s common shares as of the date of the determination of the statutory minimum federal income tax.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

10.1	Purchase and Sale Agreement, dated as of May 17, 2013, by and among certain subsidiaries of First Potomac Realty Investment Limited Partnership and BRE/Industrial Acquisition Holdings 1, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.2*	First Amendment, dated as of June 13, 2013, to Purchase and Sale Agreement, dated as of May 17, 2013, by and among certain subsidiaries of First Potomac Realty Investment Limited Partnership and BRE/Industrial Acquisition Holdings 1, L.L.C.

10.3*	Amendment No. 3 to the Company’s 2003 Equity Compensation Plan.

10.4*	Amendment No. 3 to the Company’s 2009 Equity Compensation Plan.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated balance sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated statements of comprehensive income (loss) (unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2013 and 2012; and (v) Notes to condensed consolidated financial statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: August 6, 2013	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: August 6, 2013	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer