Form 10-Q
period 2013-09-30
FIRST POTOMAC REALTY TRUST
filed 2013-11-04
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of November 1, 2013, there were 58,701,632 common shares, par value $0.001 per share, outstanding.

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

FIRST POTOMAC REALTY TRUST

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Rental property, net	$1,218,364	$1,450,679
Assets held-for-sale	3,447	—
Cash and cash equivalents	16,971	9,374
Escrows and reserves	38,089	13,421
Accounts and other receivables, net of allowance for doubtful accounts of $1,698 and $1,799, respectively	12,309	15,271
Accrued straight-line rents, net of allowance for doubtful accounts of $168 and $530, respectively	29,838	28,133
Notes receivable, net	54,722	54,730
Investment in affiliates	49,229	50,596
Deferred costs, net	39,706	40,370
Prepaid expenses and other assets	11,064	8,597
Intangible assets, net	37,544	46,577

Total assets	$1,511,283	$1,717,748

Liabilities:
Mortgage loans	$275,974	$418,864
Secured term loan	—	10,000
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	83,000	205,000
Accounts payable and other liabilities	44,704	64,920
Accrued interest	1,697	2,653
Rents received in advance	6,969	9,948
Tenant security deposits	5,799	5,968
Deferred market rent, net	1,746	3,535

Total liabilities	719,889	1,020,888

Noncontrolling interests in the Operating Partnership	33,972	34,367
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,772 and 51,047 shares issued and outstanding, respectively	59	51
Additional paid-in capital	912,444	804,584
Noncontrolling interests in consolidated partnerships	3,957	3,728
Accumulated other comprehensive loss	(5,150)	(10,917)
Dividends in excess of accumulated earnings	(313,888)	(294,953)

Total equity	757,422	662,493

Total liabilities, noncontrolling interests and equity	$1,511,283	$1,717,748

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental	$32,424	$31,516	$96,742	$93,689
Tenant reimbursements and other	8,413	7,270	25,229	23,585

Total revenues	40,837	38,786	121,971	117,274

Operating expenses:
Property operating	10,878	10,035	31,529	27,697
Real estate taxes and insurance	4,240	3,741	13,104	12,253
General and administrative	6,346	5,645	16,598	17,787
Acquisition costs	173	8	173	49
Depreciation and amortization	14,812	14,144	43,891	41,247
Impairment of real estate assets	—	496	—	2,444
Contingent consideration related to acquisition of property	—	112	75	112

Total operating expenses	36,449	34,181	105,370	101,589

Operating income	4,388	4,605	16,601	15,685

Other expenses, net:
Interest expense	7,726	9,974	27,036	30,909
Interest and other income	(1,696)	(1,521)	(4,801)	(4,528)
Equity in (earnings) losses of affiliates	(19)	30	(54)	52
Gain on sale of investment	—	(2,951)	—	(2,951)
Loss on debt extinguishment / modification	123	—	324	13,221

Total other expenses, net	6,134	5,532	22,505	36,703

Loss from continuing operations before income taxes	(1,746)	(927)	(5,904)	(21,018)

Benefit from income taxes	—	4,304	—	4,142

(Loss) income from continuing operations	(1,746)	3,377	(5,904)	(16,876)

Discontinued operations:
(Loss) income from operations	(387)	4,058	5,677	7,454
Loss on debt extinguishment	—	—	(4,414)	—
Gain on sale of real estate property	416	—	19,363	161

Income from discontinued operations	29	4,058	20,626	7,615

Net (loss) income	(1,717)	7,435	14,722	(9,261)

Less: Net loss (income) attributable to noncontrolling interests	211	(232)	(196)	876

Net (loss) income attributable to First Potomac Realty Trust	(1,506)	7,203	14,526	(8,385)

Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(8,864)

Net (loss) income attributable to common shareholders	$(4,606)	$4,103	$5,226	$(17,249)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.08)	$—	$(0.28)	$(0.49)
Income from discontinued operations	—	0.08	0.37	0.14

Net (loss) income	$(0.08)	$0.08	$0.09	$(0.35)

Weighted average common shares outstanding:
Basic	57,969	50,267	54,014	50,049
Diluted	57,969	50,346	54,014	50,049

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(1,717)	$7,435	$14,722	$(9,261)
Unrealized gain on derivative instruments	157	66	6,051	139
Unrealized loss on derivative instruments	(1,164)	(2,456)	—	(6,545)

Total comprehensive (loss) income	(2,724)	5,045	20,773	(15,667)
Net loss (income) attributable to noncontrolling interests	211	(232)	(196)	876
Net unrealized loss (gain) from derivative instruments attributable to noncontrolling interests	43	116	(284)	318

Comprehensive (loss) income attributable to First Potomac Realty Trust	$(2,470)	$4,929	$20,293	$(14,473)

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$14,722	$(9,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate property	(19,363)	(161)
Loss on debt extinguishment / modification	4,414	—
Depreciation and amortization	3,928	7,728
Impairment of real estate assets	1,921	1,072
Depreciation and amortization	44,642	42,003
Stock based compensation	3,696	2,301
Bad debt expense	557	583
Deferred income taxes	—	(3,533)
Amortization of deferred market rent	29	268
Amortization of financing costs and discounts	2,328	1,643
Equity in (earnings) losses of affiliates	(54)	52
Distributions from investments in affiliates	1,813	1,208
Gain on sale of investment	—	(2,951)
Contingent consideration related to acquisition of property	75	112
Contingent consideration payments in excess of fair value at acquisition date	(987)	—
Loss on debt extinguishment / modification	324	2,379
Impairment of real estate assets	—	2,444
Changes in assets and liabilities:
Escrows and reserves	4,003	4,414
Accounts and other receivables	2,078	(3,087)
Accrued straight-line rents	(6,267)	(7,645)
Prepaid expenses and other assets	418	(1,353)
Tenant security deposits	876	317
Accounts payable and accrued expenses	(1,605)	3,191
Accrued interest	(956)	(430)
Rents received in advance	(2,927)	(1,749)
Deferred costs	(8,242)	(9,394)

Total adjustments	30,701	39,412

Net cash provided by operating activities	45,423	30,151

Cash flows from investing activities:
Purchase deposit on future acquisition	(2,000)	—
Proceeds from sale of real estate assets	213,145	10,838
Proceeds from sale of investment	—	25,705
Principal payments from note receivable	60	—
Change in escrow and reserve accounts	(28,175)	(36)
Additions to rental property and furniture, fixtures and equipment	(33,477)	(42,034)
Additions to construction in progress	(14,252)	(6,384)
Investment in affiliates	(391)	(2,534)

Net cash provided by (used in) investing activities	134,910	(14,445)

Cash flows from financing activities:
Financing costs	(2,324)	(3,502)
Issuance of preferred shares, net	—	43,518
Issuance of common shares, net	105,085	3,599
Issuance of debt	132,199	361,400
Payment of deferred acquisition costs and contingent consideration	(9,036)	—
Contributions from consolidated joint venture partners	250	—
Repayments of debt	(364,367)	(384,731)
Dividends to common shareholders	(24,128)	(30,513)
Dividends to preferred shareholders	(9,300)	(8,603)
Distributions to noncontrolling interests	(1,168)	(1,639)
Operating partnership unit redemption	(95)	—
Proceeds from stock option exercises	148	56

Net cash used in financing activities	(172,736)	(20,415)

Net increase (decrease) in cash and cash equivalents	7,597	(4,709)
Cash and cash equivalents, beginning of period	9,374	16,749

Cash and cash equivalents, end of period	$16,971	$12,040

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows – Continued

(unaudited)

Supplemental disclosure of cash flow information for the nine months ended September 30 is as follows (amounts in thousands):

	2013	2012
Cash paid for interest, net	$26,489	$31,162
Cash paid for income based franchise taxes	—	714
Non-cash investing and financing activities:
Settlements of common shares	537	887
Change in fair value of the outstanding common Operating Partnership units	332	441
Conversion of common Operating Partnership units into common shares	—	3,513
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(3,206)	1,068
Additions to development and redevelopment	(974)	1,798

Cash paid for interest on indebtedness is net of capitalized interest of $1.5 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013 and 2012, certain of the Company’s employees surrendered common shares owned by them valued at $0.5 million and $0.9 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At September 30, 2013 and 2012, the Company recorded adjustments of $3.9 million and $4.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, 322,302 common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares.

During the nine months ended September 30, 2013 and 2012, the Company accrued $9.9 million and $12.8 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the nine months ended September 30, 2013 and 2012, the Company accrued $3.6 million and $2.3 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

FIRST POTOMAC REALTY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

References in these unaudited condensed consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of September 30, 2013, owned a 95.8% interest in, the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At September 30, 2013, the Company wholly-owned or had a controlling interest in properties totaling 9.1 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can support approximately 1.5 million square feet of additional development. The Company’s consolidated properties were 85.1% occupied by 570 tenants at September 30, 2013. The Company did not include square footage that was in development or redevelopment, which totaled 0.1 million square feet at September 30, 2013, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. As of September 30, 2013, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 24% of the Company’s total annualized cash basis rent. The U.S. Government accounted for 30% of the Company’s outstanding accounts receivable at September 30, 2013. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

The Company has condensed or omitted certain information and note disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and as updated from time to time in other filings with the U.S. Securities and Exchange Commission (the “SEC”).

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the Company’s financial position as of September 30, 2013, the results of its operations and its comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. The Company also capitalizes direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial for the three and nine months ended September 30, 2013 and 2012. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

The Company will establish a provision for anticipated credit losses associated with its notes receivable when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during the three and nine months ended September 30, 2013 and 2012.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see note 7, Discontinued Operations.

(f) Application of New Accounting Standards

In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts. The Company adopted the provisions of ASU 2013-02 on January 1, 2013, and the adoption of this update did not have a significant impact on its condensed consolidated financial statements or notes thereto.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share:
(Loss) income from continuing operations	$(1,746)	$3,377	$(5,904)	$(16,876)
Income from discontinued operations	29	4,058	20,626	7,615

Net (loss) income	(1,717)	7,435	14,722	(9,261)
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	202	(35)	693	1,263
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests	9	(197)	(889)	(387)

Net (loss) income attributable to First Potomac Realty Trust	(1,506)	7,203	14,526	(8,385)
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(8,864)

Net (loss) income attributable to common shareholders	(4,606)	4,103	5,226	(17,249)
Less: Allocation to participating securities	(103)	(162)	(309)	(468)

Net (loss) income attributable to common shareholders	$(4,709)	$3,941	$4,917	$(17,717)

Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding:
Basic	57,969	50,267	54,014	50,049
Diluted	57,969	50,346	54,014	50,049
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.08)	$—	$(0.28)	$(0.49)
Income from discontinued operations	—	0.08	0.37	0.14

Net (loss) income	$(0.08)	$0.08	$0.09	$(0.35)

In accordance with GAAP regarding earnings per common share, the Company did not include the following potential weighted average common shares in its calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock option awards	1,397	1,451	1,455	1,473
Non-vested share awards	513	428	528	454
Series A Preferred Shares(1)	12,183	13,067	11,613	11,816

	14,093	14,946	13,596	13,743

(1)	The Company’s Series A Preferred Shares are only convertible into the Company’s common shares upon certain changes in control of the Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price.

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region.

Rental property consists of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Land and land improvements	$293,010	$387,047
Buildings and improvements	876,086	1,086,694
Construction in process	105,797	56,614
Tenant improvements	143,666	145,910
Furniture, fixtures and equipment	5,158	5,498

	1,423,717	1,681,763
Less: accumulated depreciation	(205,353)	(231,084)

	$1,218,364	$1,450,679

Development and Redevelopment Activity

The Company constructs office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. The Company owns developable land that can accommodate 1.5 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.6 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

On August 4, 2011, the Company formed a joint venture with an affiliate of Perseus Realty, LLC to acquire 1005 First Street, NE in the Company’s Washington, D.C. reporting segment. The site was leased to Greyhound Lines, Inc. (“Greyhound”), which relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time, the property was placed into development. The joint venture anticipates developing a mixed-used project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At September 30, 2013, the Company’s total investment in the development project was $46.4 million, which included the original cost basis of the property of $43.3 million.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. In October 2013, the Company substantially completed the redevelopment of the 138,000 square foot property. At September 30, 2013, the Company’s total investment in the redevelopment project was $52.3 million, which included the original cost basis of the property of $23.6 million.

During the third quarter of 2013, the Company did not place into service any development or redevelopment efforts.

(5) Notes Receivable

Below is a summary of the Company’s notes receivable at September 30, 2013 (dollars in thousands):

	Balance at September 30, 2013
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(140)	$24,860	12.5%	950 F Street, NW
April 2011	29,940	(78)	29,862	9.0%	America’s Square

	$54,940	$(218)	$54,722

	Balance at December 31, 2012
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(171)	$24,829	12.5%	950 F Street, NW
April 2011	30,000	(99)	29,901	9.0%	America’s Square

	$55,000	$(270)	$54,730

The Company recorded interest income of $1.5 million for both the three months ended September 30, 2013 and 2012 and $4.4 million for both the nine months ended September 30, 2013 and 2012 related to its notes receivable, which is included within “Interest and other income” in the Company’s consolidated statements of operations.

The $25.0 million subordinated loan provided to the owners of 950 F Street, NW requires monthly interest-only payments to the Company. The loan matures on April 1, 2017; however, it is repayable in full on or after December 21, 2013. The $30.0 million subordinated loan provided to the owners of America’s Square is repayable in full at any time, subject to yield maintenance. The America’s Square loan matures on May 1, 2016 and required monthly interest-only payments until May 2013, at which time the loan began requiring principal and interest payments through its maturity date. The interest rate on the loan is constant throughout the life of the loan. The Company recorded income from the amortization of origination fees of $17 thousand for both the three months ended September 30, 2013 and 2012 and $52 thousand for both the nine months ended September 30, 2013 and 2012. The amortization of origination fees are recorded within “Interest and other income” in the Company’s consolidated statements of operations.

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

	Reporting Segment	Ownership Interest	September 30, 2013	December 31, 2012
Prosperity Metro Plaza	Northern Virginia	51%	$25,032	$26,679
1750 H Street, NW	Washington, D.C.	50%	16,449	16,130
Aviation Business Park	Maryland	50%	5,028	4,713
RiversPark I and II	Maryland	25%	2,720	3,074

			$49,229	$50,596

The net assets of the Company’s unconsolidated joint ventures consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Assets:
Rental property, net	$194,749	$198,411
Cash and cash equivalents	4,215	6,224
Other assets	16,097	17,377

Total assets	215,061	222,012

Liabilities:
Mortgage loans(1)	107,155	109,427
Other liabilities	5,469	6,687

Total liabilities	112,624	116,114

Net assets	$102,437	$105,898

(1)	Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company. The recourse mortgage loan was scheduled to mature in September 2013; however, the Company extended the loan’s maturity date to March 2014. Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the Company’s need to perform under the debt agreement is remote.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$6,035	$6,254	$18,046	$18,575
Total operating expenses	(1,879)	(1,883)	(5,649)	(5,459)

Net operating income	4,156	4,371	12,397	13,116
Depreciation and amortization	(2,887)	(3,174)	(8,681)	(9,510)
Other expenses, net	(1,091)	(1,070)	(3,254)	(3,235)

Net income	$178	$127	$462	$371

The Company earns various fees from several of its joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized fees from its unconsolidated joint ventures of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, which are reflected within “Tenant reimbursements and other revenues” in its consolidated statements of operations.

(7) Discontinued Operations

On August 15, 2013, the Company sold 4200 Tech Court, a 34,000 square foot office building located in Chantilly, Virginia for net proceeds of $3.2 million. The Company reported a gain on the sale of the property of $0.4 million in its third quarter results. On September 27, 2013, the Company sold Triangle Business Center, a four-building, 74,000 square foot business park property located in Baltimore, Maryland for net proceeds of $2.7 million. As previously disclosed, the Company recorded an impairment charge of $1.4 million on Triangle Business Center in the second quarter of 2013.

On September 24, 2013, the Company entered into a contract to sell Worman’s Mill Court, a 40,000 square foot office building located in Frederick, Maryland. Based on the anticipated sales price, the Company recorded an impairment charge of $0.5 million in the third quarter of 2013. The sale is expected to be completed in the fourth quarter of 2013. At September 30, 2013, the building met the Company’s held-for-sale criteria (described in note 2(c), Rental Property) and, therefore, the assets of the building were classified within “Assets held-for-sale” and the liabilities of the building were classified within “Accounts payable and other liabilities” in the Company’s consolidated balance sheet. The operating results of the building are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented.

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet
Worman’s Mill Court(1)	Maryland	November 2013	Office	40,099
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875
Industrial Portfolio	Various	6/18/2013	Industrial	4,044,903
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055
I-66 Commerce Center	Northern Virginia	5/7/2013	Industrial	236,082
Owings Mills Business Park(2)	Maryland	11/7/2012	Business Park	38,779
Goldenrod Lane	Maryland	5/31/2012	Office	23,518
Woodlands Business Center	Maryland	5/8/2012	Office	37,887
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429

(1)	The Company anticipates selling the property in the fourth quarter of 2013 and classified the property as held-for-sale at September 30, 2013; however, the Company can provide no assurances regarding the timing or pricing of the sale of the property, or that such sale will occur at all.
(2)	In November 2012, the Company sold two of the six buildings at Owings Mills Business Park.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during the nine months ended September 30, 2013 and 2012.

The following table summarizes the components of net income from discontinued operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$319	$9,965	$17,350	$26,531
Net (loss) income, before taxes	(387)	4,058	1,263	7,454
Gain on sale of real estate property	416	—	19,363	161

(8) Debt

The Company’s borrowings consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans, effective interest rates ranging from 4.40% to 6.63%, maturing at various dates through July 2022	$275,974	$418,864
Secured term loan, effective interest rate of LIBOR plus 5.50%(1)	—	10,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 2.15% to LIBOR plus 2.30%, with staggered maturity dates ranging from July 2016 to July 2018(2)(3)(4)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 2.25%, maturing January 2015(2)(3)(4)	83,000	205,000

	$658,974	$933,864

(1)	The Company repaid its $10.0 million secured term loan and its $37.5 million senior secured multi-tranche term loan facility, which was entered into in February 2013, with proceeds from its May 2013 equity offering.
(2)	At September 30, 2013, LIBOR was 0.18%.
(3)	Based on the Company’s leverage ratio at September 30, 2013, the applicable interest rate spread on both the unsecured revolving credit facility and the unsecured term loan tranches decreased on October 16, 2013. For more information see notes 8(b) Debt – Unsecured Term Loan, 8(c) Debt – Unsecured Revolving Credit Facility, and 8(e) Debt – Financial Covenants.
(4)	On October 16, 2013, the Company amended and restated its unsecured revolving credit facility and unsecured term loan. For more information see notes 8(b) Debt – Unsecured Term Loan, 8(c) Debt – Unsecured Revolving Credit Facility, and 8(e) Debt – Financial Covenants.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at September 30, 2013 and December 31, 2012 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	September 30, 2013	December 31, 2012
Prosperity Business Center(1)	6.25%	5.75%		January 2013	$—	$3,242
Cedar Hill(2)	6.00%	6.58%		February 2013	—	15,404
10320 Little Patuxent Parkway(2)	6.00%	7.29%		February 2013	—	13,291
1434 Crossways Blvd Building I(2)	6.25%	5.38%		March 2013	—	7,650
Cloverleaf Center(3)	6.75%	6.75%		October 2014	—	16,595
Mercedes Center– Note 1(3)	4.67%	6.04%		January 2016	—	4,677
Mercedes Center – Note 2(3)	6.57%	6.30%		January 2016	—	9,498
Linden Business Center(4)	6.01%	5.58%		October 2013	—	6,747
840 First Street, NE(5)	5.18%	6.05%		October 2013	—	54,704
Annapolis Business Center	5.74%	6.25%		June 2014	8,114	8,223
1005 First Street, NE(6)(7)	LIBOR + 2.75%	5.80%		October 2014	22,000	22,000
Jackson National Life Loan(8)	5.19%	5.19%		August 2015	66,400	96,132
Hanover Business Center Building D	8.88%	6.63%		August 2015	288	391
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		August 2015	772	1,036
440 First Street, NW Construction Loan(7)(9)	LIBOR + 2.50%	5.00%		May 2016	21,699	—
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	688	833
Hillside Center	5.75%	4.62%		December 2016	13,448	13,741
Redland Corporate Center	4.20%	4.64%		November 2017	67,336	68,209
Hanover Business Center Building C	7.88%	6.63%		December 2017	688	791
840 First Street, NE / 500 First Street, NW(10)	5.72%	6.01%		July 2020	37,298	37,730
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,889	4,003
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	1,921	2,060
Airpark Business Center	7.45%	6.63%		June 2021	1,048	1,123
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	30,385	30,784

		5.14	%(11)		275,974	418,864
Unamortized fair value adjustments					(714)	(696)

Total contractual principal balance					$275,260	$418,168

(1)	The loan was repaid at maturity with borrowings under the Company’s unsecured revolving credit facility.
(2)	The loans were repaid in February 2013 with borrowings under a $37.5 million senior secured multi-tranche term loan facility, which was subsequently repaid in May 2013 with proceeds from the Company’s May 2013 equity offering. 10320 Little Patuxent Parkway was previously referred to as the Merrill Lynch Building.
(3)	In June 2013, the Company sold the majority of its industrial portfolio, which included Mercedes Center. The debt instrument that encumbered Mercedes Center was repaid at the time of sale. In addition, the Company used a portion of the net proceeds received from the sale of its industrial portfolio to repay the mortgage loan that encumbered Cloverleaf Center.
(4)	The loan was repaid in September 2013 with available cash.
(5)	On September 30, 2013, the Company repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013.
(6)	The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at the Company’s option.
(7)	At September 30, 2013, LIBOR was 0.18%.
(8)	At September 30, 2013, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The terms of the loan allow the Company to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt-service yield.
(9)	At September 30, 2013, the principal balance and the unpaid accrued interest on the 440 First Street, NW construction loan were recourse to the Company.
(10)	On September 30, 2013, the Company repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. Simultaneously with the repayment of the mortgage debt, the Company encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW.
(11)	Weighted average interest rate on total mortgage debt.

On September 30, 2013, the Company repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. 840 First Street, NE is subject to a tax protection agreement, which requires that the Company maintain a specified minimum amount of debt on the property through March 2018. As a result of this requirement, simultaneously with the repayment of the mortgage debt, the Company encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW. The transfer of the mortgage loan did not impact any material terms of the agreement. During the third quarter of 2013, the Company incurred $0.1 million in debt extinguishment charges related to the transfer of the loan and the collateral under such loan.

Construction Loan

On June 5, 2013, the Company entered into a construction loan (the “Construction Loan”) that is collateralized by the Company’s 440 First Street, NW property, which has undergone a major redevelopment since its acquisition. The Construction Loan has a borrowing capacity of up to $43.5 million, of which the Company borrowed $21.7 million in the third quarter. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at the Company’s discretion. The Company can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At September 30, 2013, per the terms of the loan agreement, the entire outstanding principal balance and all of the outstanding accrued interest was recourse to the Company. The percentage of outstanding principal balance that is recourse to the Company can be reduced upon the property achieving certain operating thresholds. As of September 30, 2013, the Company was in compliance with all the financial covenants of the Construction Loan.

(b) Unsecured Term Loan

The table below shows the outstanding balances and the interest rate of the three tranches of the $300.0 million unsecured term loan at September 30, 2013 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	July 2016	$60,000	LIBOR, plus 215 basis points
Tranche B	July 2017	147,500	LIBOR, plus 225 basis points
Tranche C	July 2018	92,500	LIBOR, plus 230 basis points

		$300,000

(1)	The interest rate spread is subject to change based on the Company’s maximum total indebtedness ratio. For more information, see note 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially identical to those contained in the Company’s unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that the Company satisfy certain financial covenants that are also substantially identical to those contained in the Company’s unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the agreement to be immediately due and payable.

On October 16, 2013, the Company amended and restated the unsecured term loan, to, among other things, divide the unsecured term loan into three $100 million tranches that mature in October 2018, 2019 and 2020, which added over two years of term from the previous maturity dates set forth above. As part of the amendments, the Company reduced its LIBOR spreads to current market rates, eliminated the prepayment lock-outs, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with the Company’s strategic plan. As of September 30, 2013, the Company was in compliance with all the financial covenants of the unsecured term loan, which, pursuant to the terms of the amended and restated term loan, reflect the amendments to the financial covenants and such amended covenants are applicable to the Company with respect to the quarter ended September 30, 2013. Based on the Company’s leverage ratio at September 30, 2013, the LIBOR spreads applicable to Tranche A, Tranche B and Tranche C decreased by 70 basis points, 65 basis points and 40 basis points, respectively, on October 16, 2013.

(c) Unsecured Revolving Credit Facility

During the third quarter of 2013, the Company used a $33.0 million draw under its unsecured revolving credit facility and available cash to repay a mortgage loan that encumbered 840 First Street, NE. For the three and nine months ended September 30, 2013, the Company’s weighted average borrowings under the unsecured revolving credit facility were $50.4 million and $154.9 million, respectively, with a weighted average interest rate of 2.6% and 2.8%, respectively, compared with weighted average borrowings of $227.4 million and $174.1 million for the three and nine months ended September 30, 2012, respectively. For both the three and nine months ended September 30, 2012, the Company’s unsecured revolving credit facility had a weighted average interest rate of 2.9%. At September 30, 2013, outstanding borrowings under the unsecured revolving credit facility were $83.0 million with a weighted average interest rate of 2.4%. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility.

On October 16, 2013, the Company amended and restated the unsecured revolving credit facility, to, among other things, increase commitments from $255 million to $300 million. As a result, the available capacity under the unsecured revolving credit facility was $159.2 million as of the date of this filing. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants. At September 30, 2013, LIBOR was 0.18% and the applicable spread on the Company’s unsecured revolving credit facility was 225 basis points. As part of the amendment discussed above, the Company reduced its LIBOR spreads to current market rates, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with the Company’s strategic plan. As of September 30, 2013, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility, which, pursuant to the terms of the amended and restated revolving credit facility, reflect the amendments to the financial covenants and such amended covenants are applicable to the Company with respect to the quarter ended September 30, 2013. Based on the Company’s leverage ratio at September 30, 2013, the applicable interest rate spread on the Company’s unsecured revolving credit facility decreased by 75 basis points on October 16, 2013.

(d) Interest Rate Swap Agreements

At September 30, 2013, the Company had fixed LIBOR, at a weighted average interest rate of 1.5%, on $350.0 million of its variable rate debt through twelve interest rate swap agreements. See note 9, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

(e) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of September 30, 2013, the Company was in compliance with the covenants of its unsecured term loan and unsecured revolving credit facility and any such financial covenants of its mortgage debt (including the Construction Loan), which, pursuant to the terms of the amended and restated revolving credit facility and unsecured term loan, reflect the amendments to the financial covenants and such amended covenants are applicable to the Company with respect to the quarter ended September 30, 2013.

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

The Company’s unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of the Company’s maximum consolidated total indebtedness to gross asset value ratio. On October 16, 2013, the Company amended and restated its unsecured revolving credit facility and unsecured term loan. The Company increased the size of the unsecured revolving credit facility from $255 million to $300 million and extended the maturity date of the facility to October 2017, with a one-year extension at the Company’s option. The Company divided its unsecured term loan into three $100 million tranches that mature in October 2018, 2019 and 2020, which added over two years of term from the previous maturity dates. As part of the amendments, the Company reduced its LIBOR spreads to current market rates, eliminated the prepayment lock-outs for the unsecured term loan, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with the Company’s strategic plan. The amendments to the unsecured revolving credit facility and unsecured term loan reduced the Company’s borrowing costs, and the Company believes such amendments put it in a stronger position to deploy capital in the future.

As a result of the Company’s leverage ratio at June 30, 2013, the applicable interest rate spread on the Company’s unsecured revolving credit facility and unsecured term loan decreased by 50 basis points and 25 basis points, respectively, on August 1, 2013. Based on the Company’s leverage ratio at September 30, 2013, the applicable interest rate spread on the unsecured revolving credit facility decreased by 75 basis points and the applicable interest rate spreads on Tranche A, Tranche B and Tranche C of the unsecured term loan decreased by 70 basis points, 65 basis points and 40 basis points, respectively, on October 16, 2013.

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

At September 30, 2013, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%

Total/Weighted Average		$350,000		1.500%

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any material ineffectiveness associated with its cash flow hedges during the three and nine months ended September 30, 2013 and 2012.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on the Company’s consolidated statements of operations as interest payments are made on the Company’s variable-rate debt. The Company reclassified accumulated other comprehensive loss as an increase to interest expense of $1.2 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company estimates that $3.8 million of its accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(10) Fair Value Measurements

The Company applies GAAP that outlines a valuation framework and creates a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The required disclosures increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability between willing third parties at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and the Company provides the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	Balance at September 30, 2013	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$3,297	$—	$3,297	$—
Recurring Measurements:
Derivative instrument-swap assets	231	—	231	—
Derivative instrument-swap liabilities	5,629	—	5,629	—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$15,955	$—	$15,955	$—
Recurring Measurements:
Derivative instrument-swap liabilities	11,464	—	11,464	—

With the exception of its contingent consideration obligations, which totaled $0.7 million and $2.3 million at September 30, 2013 and December 31, 2012, respectively, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2013 and 2012. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the nine months ended September 30, 2013 and 2012.

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

During the third quarter of 2013, the Company was in negotiations with a buyer to sell its Worman’s Mill Court property, which is located in its Maryland reporting segment. Based on the anticipated sales price, the Company recorded an impairment charge of $0.5 million in the third quarter of 2013. The Company signed a contract to sell the property in September 2013 and anticipates the property will be sold in the fourth quarter of 2013. However, the Company can provide no assurances regarding the timing or pricing of the sale of the Worman’s Mill Court property, or that such sale will occur at all.

In November 2012, the Company sold two of the six buildings at Owings Mills Business Park, which is located in the Company’s Maryland reporting segment. Based on the anticipated sales price of the two buildings that were subsequently sold, the Company recorded an impairment charge of $2.4 million on the four buildings that remained in the Company’s portfolio in the first quarter of 2012.

Interest Rate Derivatives

The interest rate derivatives are fair valued based on prevailing market yield curves on the measurement date and also take into consideration the credit valuation adjustment of the counter-party in determining the fair value of counterparty credit risk associated with the Company’s interest rate swap agreements. The Company uses a third party to assist in valuing its interest rate swap agreements. A daily “snapshot” of the market is taken to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are then compiled through a valuation process that generates daily valuations, which are used to value the Company’s interest rate swap agreements. The Company’s interest rate swap derivatives are effective cash flow hedges and the effective portion of the change in fair value is recorded in the equity section of the Company’s consolidated balance sheets as “Accumulated other comprehensive loss.”

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. The Company determines the fair value of its notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. The Company deems the fair value measurement of its debt instruments as a Level 2 measurement as the Company uses quoted interest rates for similar debt instruments to value its debt instruments. The Company also uses quoted market interest rates to value its notes receivable, which it considers a Level 2 measurement as it does not believe notes receivable trade in an active market.

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at September 30, 2013 and December 31, 2012 are as follows (amounts in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,722	$54,940	$54,730	$55,000

Financial Liabilities:
Mortgage debt	$275,974	$267,606	$418,864	$427,851
Secured term loan(2)	—	—	10,000	10,000
Unsecured term loan	300,000	309,723	300,000	300,000
Unsecured revolving credit facility	83,000	85,436	205,000	205,000

Total	$658,974	$662,765	$933,864	$942,851

(1)	The face value of the Company’s notes receivable was $54.9 million and $55.0 million at September 30, 2013 and December 31, 2012.
(2)	The Company repaid its $10.0 million secured term loan with net proceeds from an equity offering.

(11) Equity

On July 23, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on August 15, 2013 to common shareholders of record as of August 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on August 15, 2013 to preferred shareholders of record as of August 6, 2013.

On October 22, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on November 15, 2013 to common shareholders of record as of November 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on November 15, 2013 to preferred shareholders of record as of November 6, 2013. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common and preferred shares, the Operating Partnership distributes an equivalent distribution on its common and preferred Operating Partnership units, respectively.

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

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. The Company’s equity and redeemable noncontrolling interests are as follows (amounts in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2012	$658,765	$3,728	$662,493	$34,367
Net income (loss)	14,526	(20)	14,506	216
Changes in ownership, net	107,836	249	108,085	273
Distributions to owners	(33,428)	—	(33,428)	(1,168)
Other comprehensive income	5,767	—	5,767	284

Balance at September 30, 2013	$753,466	$3,957	$757,423	$33,972

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2011	$672,246	$4,245	$676,491	$39,981
Net (loss) income	(8,385)	68	(8,317)	(944)
Changes in ownership, net	49,846	8	49,854	(1,697)
Distributions to owners	(38,943)	—	(38,943)	(1,639)
Other comprehensive loss	(6,088)	—	(6,088)	(318)

Balance at September 30, 2012	$668,676	$4,321	$672,997	$35,383

A summary of the Company’s accumulated other comprehensive loss is as follows (amounts in thousands):

	2013	2012
Beginning balance at January1,	$(10,917)	$(5,849)
Net unrealized gain (loss) on derivative instruments	6,051	(6,406)
Net (gain) loss attributable to noncontrolling interests	(284)	318

Ending balance at September 30,	$(5,150)	$(11,937)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at September 30, 2013, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $32.6 million. At September 30, 2013, the Company recorded an adjustment of $3.9 million to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At December 31, 2012, 2,598,259 of the total common Operating Partnership units, or 4.8%, were not owned by the Company. In May 2013, the Company issued 7,475,000 common shares, which resulted in the Operating Partnership issuing an equivalent number of common Operating Partnership units. During the nine months ended September 30, 2013, 6,718 common Operating Partnership units were redeemed with available cash. As a result, 2,591,541 of the total common Operating Partnership units, or 4.2%, were not owned by the Company at September 30, 2013. There were no common Operating Partnership units redeemed for common shares during the nine months ended September 30, 2013.

(b) Noncontrolling Interests in the Consolidated Partnerships

When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities and operating results within its condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in the Company’s consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net loss (income) attributable to noncontrolling interests” in the Company’s consolidated statements of operations.

At September 30, 2013, the Company’s consolidated joint ventures had a controlling interest in the following properties:

Property	Acquisition Date	Reporting Segment	First Pot omac Controlling Interest	Square Footage
1005 First Street, NE	August 2011	Washington, D.C.	97%	—	(1)
Redland Corporate Center	November 2010	Maryland	97%	349,267

(1)	The property was placed into development on September 1, 2013.

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

Non-Vested Share Awards

The Company issues non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. The Company issues new common shares, subject to restrictions, upon each grant of non-vested common share awards. In July 2013, the Company’s Board of Trustees increased the size of the Board and appointed a new non-employee trustee. On July 29, 2013, the Company granted 3,210 non-vested common shares to the new trustee. The non-vested common shares will vest on the earlier of May 22, 2014 or the date of the 2014 annual meeting of shareholders of the Company, subject to continued service by the trustee until that date. The fair value of the award was determined based on the share price of the underlying common shares on the date of issuance.

As previously disclosed on the Company’s Current Report on Form 8-K filed on September 6, 2013, in September 2013, the Company provided notice to its then-Chief Operating Officer that he would no longer serve as the Company’s Chief Operating Officer and his last day of employment with the Company would be October 3, 2013. Pursuant to the former officer’s employment agreement dated October 8, 2003, as amended (the “Employment Agreement”), all of the former officer’s non-vested restricted share awards, which totaled 130,464 restricted shares, vested on October 3, 2013, his date of separation. The Company incurred $1.2 million of expense related to the accelerated vesting of the restricted share awards. Also, pursuant to the Employment Agreement, the former officer will receive an aggregate of $0.6 million in salary and incentive bonus that will be paid ratably over the next year. The officer ceased to perform his duties to the Company in September 2013 and, as a result, the Company recognized $1.8 million of personnel separation costs in the third quarter of 2013, which is recorded in “General and administrative expense” in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013.

The Company recognized $1.9 million and $3.2 million of compensation expense associated with its non-vested share awards during the three and nine months ended September 30, 2013, respectively, and $0.7 million and $1.9 million during the three and nine months ended September 30, 2012, respectively. Compensation expense associated with its non-vested shares for the three and nine months ended September 30, 2013 included $1.2 million of expense related to the accelerated vesting of the restricted shares associated with the departure of a former officer (as discussed above). Dividends on all non-vested share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding non-vested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of dividends over earnings related to participating securities are shown as a reduction in net (loss) income attributable to common shareholders in the Company’s computation of EPS.

(14) Segment Information

The Company’s reportable segments consist of four distinct reporting and operational segments within the greater Washington, D.C. region in which it operates: Maryland, Washington, D.C., Northern Virginia and Southern Virginia. The Company evaluates the performance of its segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains from sale of real estate assets, interest expense, general and administrative costs, acquisition costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items other than straight-line and deferred market rent amortization reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

The results of operations for the Company’s four reporting segments for the three and nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands):

	Three Months Ended September 30, 2013
	Washington, D.C.		Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	3	(1)	53	51	38	145
Square feet	502,690	(1)	2,544,481	3,085,740	2,852,240	8,985,151
Total revenues	$7,151		$11,607	$13,231	$8,848	$40,837
Property operating expense	(1,779)		(3,034)	(3,088)	(2,977)	(10,878)
Real estate taxes and insurance	(1,151)		(1,015)	(1,372)	(702)	(4,240)

Total property operating income	$4,221		$7,558	$8,771	$5,169	$25,719

Depreciation and amortization expense						(14,812)
General and administrative						(6,346)
Acquisition costs						(173)
Other expenses, net						(6,134)
Income from discontinued operations						29

Net loss						$(1,717)

Capital expenditures(2)	$4,758		$2,662	$2,798	$1,979	$12,609

	Three Months Ended September 30, 2012
	Washington, D.C.		Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	4	(1)	64	55	57	180
Square feet	531,714	(1)	3,816,878	3,655,536	5,649,203	13,653,331
Total revenues	$6,977		$11,404	$11,859	$8,546	$38,786
Property operating expense	(1,388)		(2,910)	(3,076)	(2,661)	(10,035)
Real estate taxes and insurance	(935)		(877)	(1,269)	(660)	(3,741)

Total property operating income	$4,654		$7,617	$7,514	$5,225	25,010

Depreciation and amortization expense						(14,144)
General and administrative						(5,645)
Acquisition costs						(8)
Impairment of real estate assets						(496)
Contingent consideration related to acquisition of property						(112)
Other expenses, net						(5,532)
Benefit from income taxes						4,304
Income from discontinued operations						4,058

Net income						$7,435

Capital expenditures(2)	$3,836		$3,328	$2,877	$3,214	$13,429

	Nine Months Ended September 30, 2013
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$22,307	$34,982	$38,589	$26,093	$121,971
Property operating expense	(5,408)	(8,650)	(9,222)	(8,249)	(31,529)
Real estate taxes and insurance	(3,746)	(3,029)	(4,302)	(2,027)	(13,104)

Total property operating income	$13,153	$23,303	$25,065	$15,817	77,338

Depreciation and amortization expense					(43,891)
General and administrative					(16,598)
Acquisition costs					(173)
Contingent consideration related to acquisition of property					(75)
Other expenses, net					(22,505)
Income from discontinued operations					20,626

Net income					$14,722

Total assets(3)(4)	$334,427	$406,789	$426,839	$230,390	$1,511,283

Capital expenditures(2)	$17,543	$10,597	$11,100	$7,513	$47,729

	Nine Months Ended September 30, 2012
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$20,968	$36,007	$35,245	$25,054	$117,274
Property operating expense	(3,842)	(8,065)	(8,477)	(7,313)	(27,697)
Real estate taxes and insurance	(2,945)	(3,497)	(3,799)	(2,012)	(12,253)

Total property operating income	$14,181	$24,445	$22,969	$15,729	77,324

Depreciation and amortization expense					(41,247)
General and administrative					(17,787)
Acquisition costs					(49)
Impairment of real estate assets					(2,444)
Contingent consideration related to acquisition of property					(112)
Other expenses, net					(36,703)
Benefit from income taxes					4,142
Income from discontinued operations					7,615

Net loss					$(9,261)

Total assets(3)(4)	$313,513	$497,966	$459,153	$365,687	$1,714,237

Capital expenditures(2)	$5,541	$6,359	$15,354	$10,050	$48,418

(1)	Excludes 1005 First Street, NE, which was place in development in the third quarter of 2013 and 440 First Street, NW, which has been in redevelopment since its acquisition in December 2010.
(2)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $412 and $174 for the three months ended September 30, 2013 and 2012, respectively, and $976 and $1,114 for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s condensed consolidated financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see note 6, Investment in Affiliates.
(4)	Corporate assets not allocated to any of our reportable segments totaled $112,838 and $77,918 at September 30, 2013 and 2012, respectively.

(15) Subsequent Event

On October 1, 2013, the Company acquired 540 Gaither Road (Redland I), a six-story, 134,000 square foot office building in Rockville, Maryland, for $30.0 million. The property is located within Redland Corporate Center, which is comprised of three multi-story, office buildings totaling 483,000 square feet. In late 2010, the Company acquired a 97% interest in Redland II and III through a joint venture with Perseus Realty, LLC. The newly acquired property is 100% leased to the Department of Health and Human Services (HHS) through early 2018. The acquisition was funded with the $28.2 million of proceeds from the sale of its industrial portfolio in June 2013 that was previously placed with a qualified intermediary to facilitate a tax-free exchange, as well as available cash.

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

Overview

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of September 30, 2013, owned a 95.8% interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At September 30, 2013, the Company wholly-owned or had a controlling interest in properties totaling 9.1 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can accommodate approximately 1.5 million square feet of additional development. The Company’s consolidated properties were 85.1% occupied by 570 tenants. The Company does not include square footage that is in development or redevelopment in its occupancy calculation, which totaled 0.1 million square feet at September 30, 2013. The Company derives substantially all of its revenue from leases of space within its properties. As of September 30, 2013, the Company’s largest tenant was the U.S. Government, which along with government contractors, accounted for 24% of the Company’s total annualized cash basis rent.

The primary source of the Company’s revenue and earnings is rent received from tenants under long-term (generally three to ten years) operating leases at its properties, including reimbursements from tenants for certain operating costs. Additionally, the Company may generate earnings from the sale of assets to third parties or contributed into joint ventures.

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

Executive Summary

For the three months ended September 30, 2013, the Company incurred a net loss of $1.7 million compared with net income of $7.4 million in the same period in 2012. For the nine months ended September 30, 2013, net income was $14.7 million compared with a net loss of $9.3 million in the same period in 2012.

Funds From Operations (“FFO”) decreased to $14.6 million from $23.0 million for the three months ended September 30, 2013 compared with the same period in 2012 due to a reduction in net operating income as a result of the sale of the majority of the Company’s industrial properties in June 2013, increased personnel separation costs, and a non-recurring non-cash gain of $4.3 million recorded in the third quarter of 2012 as a result of changed tax regulations. The decrease in FFO for the third quarter of 2013 was partially offset by a 3.7% increase in same-property net operating income compared with the third quarter of 2012.

FFO increased to $49.0 million from $44.4 million for the nine months ended September 30, 2013 compared with the same period in 2012 primarily due to lower debt extinguishment costs and reduced legal and accounting fees, which were partially offset by a reduction in net operating income as a result of the sale of the majority of the Company’s industrial properties, the operations of which are presented in discontinued operations. During the second quarter of 2012, the Company recorded $13.2 million of debt extinguishment charges from the prepayment of its senior notes compared with $4.7 million of debt extinguishment costs incurred in 2013 primarily associated with the repayment of debt in conjunction with property dispositions. FFO also increased for the nine months ended September 30, 2013 due to a 1.7% increase in same property net operating income.

FFO is a non-GAAP financial measure. For a description of FFO, including why management believes its presentation is useful and a reconciliation of FFO to net (loss) income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Executed 300,000 square feet of leases, including 213,000 square feet of new leases, bringing total new leasing for the nine months ended September 30, 2013 to 666,000 square feet;

•	Increased leased percentage from 84.9% in the third quarter of 2012 to 87.4% and brought occupancy up from 83.2% to 85.1%;

•	Sold 4200 Tech Court, a 34,000 square foot single-story office building and Triangle Business Center, a 74,000 square foot single-story business park, for net proceeds of $3.2 million and $2.7 million, respectively;

•	On October 1, 2013, acquired 540 Gaither Road (Redland I), the third multi-story office building at Redland Corporate Center, in Rockville, Maryland, for $30 million, which completes the Company’s ownership of the complex; and

•	On October 16, 2013, amended and restated the unsecured revolving credit facility and unsecured term loan to, among other things, increase borrowing capacity of the revolving credit facility, extend the maturity for the revolving credit facility and unsecured term loan, and reduce LIBOR spreads for each.

Industrial Portfolio Sale

As previously disclosed, consistent with the updated strategic and capital plan announced in January, during the second quarter of 2013, the Company sold 24 industrial properties, which comprised the majority of the Company’s industrial portfolio and consisted of approximately 4.3 million square feet, 2.6 million square feet of which are located in Southern Virginia (the “Industrial Portfolio Sale”). The aggregate sales price of the Industrial Portfolio Sale, which consisted of two separate transactions, was $259.0 million. For tax planning purposes, the Company placed $28.2 million of the net proceeds with a qualified intermediary in order to facilitate a potential tax-free exchange. On October 1, 2013, the Company utilized the $28.2 million of proceeds that was set aside for a tax-free exchange, as well as available cash to acquire 540 Gaither Road (Redland I).

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

Properties:

The following sets forth certain information for the Company’s consolidated properties by reporting segment as of September 30, 2013 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at September 30, 2013(3)	Occupied at September 30, 2013(3)
Downtown DC-Office
500 First Street, NW	1	Capitol Hill	129,035	$4,822	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	6,317	87.5%	82.2%
1211 Connecticut Avenue, NW	1	CBD	125,119	3,537	97.1%	97.1%

Total/Weighted Average	3		502,690	14,676	93.1%	90.5%

Development and Redevelopment
1005 First Street, NE(4)	1	NoMA	—	—
440 First Street, NW(5)	1	Capitol Hill	139,273	—

Total Development and Redevelopment	2		139,273	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	112,269	3,993	100.0%	100.0%

Region Total/Weighted Average	6		754,232	$18,669	94.4%	92.2%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.
(2)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(3)	Does not include space in development or redevelopment.
(4)	The property was acquired through a consolidated joint venture in which the Company has a 97% controlling economic interest. The property was leased to Greyhound Lines, Inc., which relocated to Union Station and whose lease expired on August 31, 2013, at which time, the property was placed into development. The joint venture anticipates developing a mixed-used project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space.
(5)	In October 2013, the Company substantially completed the redevelopment of the property.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2013	Occupied at September 30, 2013
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,085	100.0%	100.0%
Gateway 270 West	6	Clarksburg	255,917	2,606	73.5%	67.6%
Girard Business Center(3)	7	Gaithersburg	297,422	2,924	83.7%	79.9%
Owings Mills Business Park(4)	4	Owings Mills	180,475	1,195	53.4%	42.4%
Rumsey Center	4	Columbia	134,689	1,384	94.9%	94.9%
Snowden Center	5	Columbia	145,180	2,158	98.9%	98.9%

Total Business Park	33		1,326,529	14,352	84.3%	80.8%
Office
Annapolis Business Center	2	Annapolis	102,374	1,689	98.8%	98.8%
Campus at Metro Park North	4	Rockville	191,469	3,292	100.0%	73.1%
Cloverleaf Center	4	Germantown	173,766	2,074	74.1%	74.1%
Gateway Center	2	Gaithersburg	44,551	512	74.5%	74.5%
Hillside Center	2	Columbia	85,631	907	74.4%	74.4%
10320 Little Patuxent Parkway(5)	1	Columbia	136,193	1,714	79.9%	79.9%
Patrick Center	1	Frederick	66,269	981	77.1%	77.1%
Redland Corporate Center	2	Rockville	349,267	7,914	100.0%	91.4%
West Park	1	Frederick	28,333	280	85.1%	83.3%
Worman’s Mill Court(6)	1	Frederick	40,099	380	87.6%	87.6%

Total Office	20		1,217,952	19,743	89.2%	82.5%

Total Consolidated	53		2,544,481	34,095	86.6%	81.6%

Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	805	45.9%	45.9%
Rivers Park I and II	6	Columbia	307,984	4,052	94.7%	90.9%

Total Joint Ventures	9		428,269	4,857	81.0%	78.3%

Region Total/Weighted Average	62		2,972,750	$38,952	85.8%	81.1%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.
(3)	Girard Business Center consists of the following properties: Girard Business Center and Girard Place.
(4)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.
(5)	Previously referred to as the Merrill Lynch Building.
(6)	On September 24, 2013, the Company entered into a contract to sell Worman’s Mill Court. The sale is expected to be completed in the fourth quarter of 2013. However, the Company can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2013	Occupied at September 30, 2013
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,562	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,332	639	60.5%	60.5%
Linden Business Center	3	Manassas	109,787	1,042	97.4%	97.4%
Prosperity Business Center	1	Merrifield	71,343	851	92.5%	92.5%
Sterling Park Business Center(2)	7	Sterling	474,809	4,419	94.9%	94.9%

Total Business Park	17		952,455	9,513	92.4%	92.4%
Office
Atlantic Corporate Park	2	Sterling	219,526	1,506	41.3%	35.8%
Cedar Hill	2	Tysons Corner	102,632	2,197	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,084	1,536	82.7%	81.7%
Enterprise Center	4	Chantilly	187,710	3,012	86.6%	86.0%
One Fair Oaks	1	Fairfax	214,214	5,284	100.0%	100.0%
Reston Business Campus	4	Reston	82,372	1,075	83.2%	76.8%
Three Flint Hill	1	Oakton	180,741	2,976	92.2%	86.2%
Van Buren Office Park	5	Herndon	107,409	1,155	83.2%	83.2%
Windsor at Battlefield	2	Manassas	155,511	1,995	90.3%	90.3%

Total Office	25		1,378,199	20,736	82.8%	80.6%
Industrial
Newington Business Park Center	7	Lorton	254,148	2,212	79.1%	79.1%
Plaza 500	2	Alexandria	500,938	5,129	96.6%	96.6%

Total Industrial	9		755,086	7,341	90.7%	90.7%

Total Consolidated	51		3,085,740	37,590	87.7%	86.7%

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	327,470	6,210	89.5%	85.7%

Region Total/Weighted Average	53		3,413,210	$43,800	87.8%	86.6%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive, and Sterling Park Business Center.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2013	Occupied at September 30, 2013
RICHMOND
Business Park
Chesterfield Business Center(2)	11	Richmond	320,111	$1,705	76.8%	76.8%
Hanover Business Center	4	Ashland	183,868	844	70.4%	70.4%
Park Central	3	Richmond	204,789	2,008	86.3%	86.3%
Virginia Center Technology Park	1	Glen Allen	118,855	1,287	82.3%	82.3%

Total Richmond	19		827,623	5,844	78.5%	78.5%

NORFOLK
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	795	100.0%	100.0%
Crossways Commerce Center(3)	9	Chesapeake	1,083,785	11,434	95.8%	94.5%
Greenbrier Business Park(4)	4	Chesapeake	410,723	3,816	75.8%	71.2%
Norfolk Commerce Park(5)	3	Norfolk	261,823	2,495	89.8%	89.6%

Total Business Park	17		1,853,051	18,540	90.8%	88.9%
Office
Greenbrier Towers	2	Chesapeake	171,566	1,694	83.6%	83.6%

Total Office	2		171,566	1,694	83.6%	83.6%
Total Norfolk	19		2,024,617	20,234	90.1%	88.5%

Region Total/Weighted Average	38		2,852,240	$26,078	86.8%	85.6%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center, and Pine Glen.
(3)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, 1434 Crossways Boulevard, and 1408 Stephanie Way.
(4)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II, and Greenbrier Circle Corporate Center.
(5)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II, and Gateway II.

Development and Redevelopment Activity

The Company constructs office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. The Company owns developable land that can accommodate 1.5 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C reporting segment, 0.1 million in the Maryland reporting segment, 0.6 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

On August 4, 2011, the Company formed a joint venture with an affiliate of Perseus Realty, LLC to acquire 1005 First Street, NE in the Company’s Washington, D.C. reporting segment. The site was leased to Greyhound Lines, Inc. (“Greyhound”), which relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time, the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At September 30, 2013, the Company’s total investment in the development project was $46.4 million, which included the original cost basis of the property of $43.3 million.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story office building in the Company’s Washington, D.C. reporting segment. In 2011, the Company purchased 30,000 square feet of transferable development rights for $0.3 million. In October 2013, the Company substantially completed the redevelopment of the 138,000 square foot property. At September 30, 2013, the Company’s total investment in the redevelopment project was $52.3 million, which included the original cost basis of the property of $23.6 million.

During the third quarter of 2013, the Company did not place into service any development or redevelopment efforts.

Lease Expirations

Approximately 1.0% of the Company’s annualized cash basis rent, excluding month-to-month leases (which represent 0.3% of the Company’s annualized cash basis rent), is scheduled to expire during the remainder of 2013. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, the Company may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of its financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to the Company than the current lease terms, or the Company may be forced to provide tenant improvements at its expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. The Company’s management continually monitors its portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. During the third quarter of 2013, the Company delivered positive net absorption of approximately 20,000 square feet, and, as anticipated, had a tenant retention rate of 30%, primarily as a result of over 200,000 square feet of known move outs in the third quarter.

After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate on the Company’s renewed leases increased 0.5% and 1.0% for the three and nine months ended September 30, 2013, respectively, compared with the expiring leases. During the third quarter of 2013, the Company executed new leases for 0.2 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at the Company’s consolidated properties for leases in place as of September 30, 2013 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	2	13,005	0.2%	$291	0.3%	$22.41
2013	20	94,138	1.2%	1,086	1.0%	11.54
2014	121	722,101	9.2%	9,783	8.7%	13.55
2015	113	728,942	9.3%	9,494	8.4%	13.02
2016	104	770,712	9.8%	12,657	11.3%	16.42
2017	94	1,214,468	15.5%	18,340	16.3%	15.10
2018	87	900,945	11.5%	10,028	8.9%	11.13
2019	71	932,600	11.9%	12,300	10.9%	13.19
2020	46	845,964	10.8%	11,850	10.5%	14.01
2021	21	325,060	4.1%	3,953	3.5%	12.16
2022	20	243,310	3.1%	3,276	2.9%	13.46
Thereafter	35	1,061,356	13.4%	19,382	17.3%	18.26

Total / Weighted Average	734	7,852,601	100.0%	$112,440	100.0%	$14.32

(1)	The Company classifies leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.
(2)	Annualized Cash Basis Rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of the Company’s full service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(3)	Represents Annualized Cash Basis Rent at September 30, 2013 divided by the square footage of the expiring leases.

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

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. The Company also capitalizes direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during the three and nine months ended September 30, 2013 and 2012. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the effective portion of the change in the fair value of the assets or liabilities is recorded within equity (cash flow hedge) or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. For a cash flow hedge, the Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures within equity and “Investment in affiliates.” The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 with the Three and Nine Months Ended September 30, 2012

As of September 30, 2013, the Company had not acquired any properties in 2013. The Company did not acquire any properties in 2012.

The term “Comparable Portfolio” refers to all consolidated properties owned by the Company, with operating results reflected in the Company’s continuing operations, for the entirety of the periods presented, with the exception of Three Flint Hill, Davis Drive, 440 Street, NW, and 1005 First Street, NE, which have not been placed into service for the entirety of the periods presented, and therefore are excluded from the “Comparable Portfolio”. The operating results for the Company’s disposed properties, including Worman’s Mill Court, which was classified as held-for-sale at September 30, 2013, are reflected as discontinued operations for the periods presented.

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

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
Rental	$32,424	$31,516	$96,742	$93,689	$908	3%	$3,053	3%
Tenant reimbursements and other	$8,413	$7,270	$25,229	$23,585	$1,143	16%	$1,644	7%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $0.9 million and $3.1 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The Comparable Portfolio contributed $0.5 million and $1.3 million of additional rental revenue during the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012, primarily due to an increase in occupancy. The weighted average occupancy of the Comparable Portfolio was 84.7% at September 30, 2013 compared with 83.7% at September 30, 2012. Rental revenue for the Non-comparable Properties increased $0.4 million and $1.8 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 primarily due to an increase in occupancy at Three Flint Hill, which increased to 86.2% at September 30, 2013 from 44.8% at September 30, 2012. The Company anticipates rental revenues to be flat for the full-year 2013 compared with 2012 as increases in occupancy will be offset by a decline in rental revenue from 1005 First Street, NE as the former tenant’s lease expired at the end of August 2013, at which time, the property was placed into development.

The increase in rental revenue for the three and nine months ended September 30, 2013 compared with the same periods in 2012 includes $1.0 million and $2.8 million, respectively, for Northern Virginia and $0.1 million and $0.5 million, respectively, for Southern Virginia. Rental revenue decreased $0.1 million for both the three and nine months ended September 30, 2013 for both Maryland and Washington, D.C.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by the Company’s tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $1.1 million and $1.6 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012, primarily due to the Comparable Portfolio, which contributed an additional $0.9 million and $0.4 million, respectively, in revenue due to an increase in occupancy, which led to higher recoverable property operating expenses. The increase for the Comparable Portfolio for the nine months ended September 30, 2013 compared with 2012 was partially offset by a decrease in termination fee income, due to a $1.0 million termination fee received from a tenant in the Company’s Maryland reporting segment in the second quarter of 2012. The Non-comparable Properties contributed an increase in tenant reimbursements and other revenues of $0.2 million and $1.2 million for the three and nine months ended September 30, 2013 compared with the same periods in 2012. The Company anticipates tenant reimbursements and other revenues will increase for full-year 2013 compared with 2012 due to higher recoverable operating expenses as the results of higher occupancy.

The increase in tenant reimbursements and other revenues for the three and nine months ended September 30, 2013 compared with the same periods in 2012 includes $0.3 million and $0.5 million, respectively, for Northern Virginia, $0.3 million and $1.5 million, respectively, for Washington, D.C. and $0.2 million and $0.5 million, respectively, for Southern Virginia. For Maryland, tenant reimbursements and other revenues increased $0.3 million for the three months ended September 30, 2013 compared with 2012 and decreased $0.9 million for the nine months ended September 30, 2013 compared with the same period in 2012.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
Property operating	$10,878	$10,035	$31,529	$27,697	$843	8%	$3,832	14%
Real estate taxes and insurance	$4,240	$3,741	$13,104	$12,253	$499	13%	$851	7%

Property operating expenses increased $0.8 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. For the Comparable Portfolio, property operating expenses increased $0.8 million and $3.0 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012, primarily due to an increase in both occupancy, which resulted in higher variable operating expenses, and reserves for anticipated bad debt expense. Property operating expenses also increased for the nine months ended September 30, 2013 compared with the same period in 2012 due to an increase in snow and ice removal costs. Property operating expenses for the Non-comparable Properties remained flat for the three months ended September 30, 2013 compared to 2012 and contributed an increase in property operating expenses of $0.8 million for the nine months ended September 30, 2013 compared with the same period in 2012. The Company anticipates an increase in property operating expenses for full-year 2013 compared with 2012 due to an increase in occupancy during 2013.

The increase in property operating expenses for the three and nine months ended September 30, 2013 compared with the same periods in 2012 includes $0.4 million and $1.6 million, respectively, for Washington, D.C., $0.1 million and $0.6 million, respectively, for Maryland and $0.3 million and $0.9 million, respectively, for Southern Virginia. Property operating expenses in Northern Virginia remained flat for the three months ended September 30, 2013 and increased $0.7 million for the nine months ended September 30, 2013 compared to the same period in 2012.

Real estate taxes and insurance expense increased $0.5 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 due to higher real estate tax assessments. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $0.3 million for both the three and nine months ended September 30, 2013 compared with the same periods in 2012. The Company anticipates an increase in real estate taxes and insurance expense for full-year 2013 compared with 2012 due to higher real estate tax assessments.

The increase in real estate taxes and insurance expense for the three and nine months ended September 30, 2013 compared with the same periods in 2012 includes $0.2 million and $0.8 million, respectively, for Washington, D.C., and $0.1 million and $0.5 million, respectively, for Northern Virginia. For Maryland, real estate taxes and insurance expense increased $0.2 million for the three months ended September 30, 2013 compared to 2012 and decreased $0.4 million for the nine months ended September 30, 2013 compared to 2012. For Southern Virginia, real estate taxes and insurance expense slightly increased for both the three and nine months ended September 30, 2013 compared with the same periods in 2012.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$6,346	$5,645	$16,598	$17,787	$701	12%	$(1,189)	(7)%

General and administrative expenses increased $0.7 million for the three months ended September 30, 2013 compared with the same period in 2012 and decreased $1.2 million for the nine months ended September 30, 2013 compared with the same period in 2012. For both the three and nine months ended September 30, 2013, the Company incurred personnel separation costs of $1.8 million compared with personnel separation costs of $0.4 million for both the three and nine months ended September 30, 2012. In addition, the Company incurred $0.4 million of legal fees associated with an informal SEC inquiry for the nine months ended September 30, 2013 and incurred $0.7 million and $3.2 million of legal and accounting fees for the three and nine months ended September 30, 2012, respectively, related to its completed internal investigation. The Company anticipates general and administrative expenses will decrease for 2013 compared with 2012 as it expects to experience an overall decline in legal and accounting fees in 2013 compared with 2012. However, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2013. Any reduction in general and administrative expenses in 2013 will be partially offset by a full year impact of the expansion of the Company’s corporate offices.

Acquisition costs are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$173	$8	$173	$49	$165	NM	$124	NM

The Company did not acquire any properties during the three and nine months ended September 30, 2013 or 2012. However, the Company acquired 540 Gaither Road on October 1, 2013, which caused an increase in acquisition costs for both the three and nine months ended September 30, 2013 compared with 2012. The Company anticipates additional acquisition costs associated with the acquisition of 540 Gaither Road to be recorded in the fourth quarter of 2013.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$14,812	$14,144	$43,891	$41,247	$668	5%	$2,644	6%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $0.7 million and $2.6 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The Non-comparable Properties contributed additional depreciation and amortization expense of $0.4 million and $1.8 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 as redevelopment projects at Three Flint Hill and Sterling Park Business Center were placed into service during the third quarter of 2012. Depreciation and amortization expense attributable to the Comparable Portfolio increased $0.3 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 primarily due to additional leasing costs incurred plus the placing into service of additional tenant and construction improvements. The Company anticipates depreciation and amortization expense to increase for the full-year 2013 compared with full-year 2012 due to the redeveloped space at Three Flint Hill and Sterling Park Business Center that was placed into service during the third quarter of 2012.

Impairment of real estate assets are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$—	$496	$—	$2,444	$(496)	(100)%	$(2,444)	(100)%

During the first quarter of 2012, the Company reduced the holding period for its Owings Mills Business Park property and recorded an impairment charge of $2.8 million. In November 2012, the Company sold two of the six buildings at Owings Mills Business Park. The impairment charge related to the two sold buildings is reflected within discontinued operations on the Company’s consolidated statements of operations. The Company did not record any other impairment charges within continuing operations for the three and nine months ended September 30, 2013 and 2012.

Contingent consideration related to acquisition of property is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$—	$112	$75	$112	$(112)	(100)%	$(37)	(33)%

As part of the consideration for the Company’s 2009 acquisition of Ashburn Center, the Company recorded a contingent consideration obligation arising from a fee agreement entered into with the seller pursuant to which the Company will be obligated to pay additional consideration if certain returns are achieved over the five-year term of the agreement or if the property is sold within the term of the five-year agreement. During June 2013, the Company achieved the specified returns and increased its liability to the seller. In the third quarter of 2012, the Company recorded a $112 thousand increase in its contingent consideration liability related to Ashburn Center that reflected a reduction of the period to reach stabilization. The Company paid the seller of Ashburn Center $1.7 million during the third quarter of 2013 to satisfy the obligation.

Other Expenses, net

Interest expense is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$7,726	$9,974	$27,036	$30,909	$(2,248)	(23)%	$(3,873)	(13)%

During 2013, the Company made significant progress executing its updated strategic and capital plan, which resulted in an improvement in the Company’s balance sheet metrics through a reduction in outstanding debt. At September 30, 2013, the Company had $659.0 million of debt outstanding with a weighted average interest rate of 4.5% compared with $921.3 million of debt outstanding with a weighted average interest rate of 4.5% at September 30, 2012.

For the three and nine months ended September 30, 2013, interest expense decreased $2.2 million and $3.9 million, respectively, compared with the same periods in 2012, primarily as a result of the Company paying down debt in the second quarter of 2013 with proceeds from the sale of its industrial portfolio and the issuance of 7,475,000 common shares in the second quarter of 2013. For the three and nine months ended September 30, 2013, the Company’s weighted average borrowings under the unsecured revolving credit facility were $50.4 million and $154.9 million, respectively, with a weighted average interest rate of 2.6% and 2.8%, respectively, compared with weighted average borrowings of $227.4 million and $174.1 million for the three and nine months ended September 30, 2012, respectively. For both the three and nine months ended September 30, 2012, the Company’s unsecured revolving credit facility had a weighted average interest rate of 2.9%.

The Company anticipates interest expense will decline for full-year 2013 compared with 2012 as a result of the Company reducing its overall debt balance and amending its unsecured revolving credit facility and unsecured term loan, which will reduce the Company’s borrowing costs.

Interest and other income are summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$1,696	$1,521	$4,801	$4,528	$175	12%	$273	6%

In December 2010, the Company provided a $25.0 million subordinated loan to the owners of 950 F Street, NW, a 287,000 square foot office building in Washington, D.C. The loan has a fixed interest rate of 12.5% and is repayable in full on or after December 21, 2013. In April 2011, the Company provided a $30.0 million subordinated loan to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C., which has a fixed interest rate of 9.0%. In May 2013, the loan began requiring monthly principal payments, which will reduce the outstanding balance of the loan. The Company recorded interest income related to these loans of $1.5 million during both the three months ended September 30, 2013 and 2012 and $4.4 million during both the nine months ended September 30, 2013 and 2012, respectively. In January 2013, the Company subleased 5,000 square feet of its corporate headquarters. For the three and nine months ended September 30, 2013, the Company recognized $0.1 million and $0.2 million, respectively, of income associated with its sublease, which is reflected within “Interest and other income” on its consolidated statements of operations. The Company did not recognize any sublease income in 2012. The Company anticipates interest and other income will continue to increase for full-year 2013 compared with 2012 due to the income provided by the Company’s sublease.

Equity in (earnings) losses of affiliates is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$(19)	$30	$(54)	$52	$49	NM	$106	NM

Equity in (earnings) losses of affiliates reflects the Company’s aggregate ownership interest in the operating results of the properties, in which it does not have a controlling interest.

Gain on sale of investment is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$—	$2,951	$—	$2,951	$(2,951)	(100)%	$(2,951)	(100)%

On August 24, 2012, the Company sold its 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th street, NW in Washington, D.C. for $43.7 million, which after repayment of the mortgage loan encumbering the property resulted in net proceeds to the Company of $25.7 million. The Company reported a $3.0 million gain on the sale of this interest in the third quarter of 2012.

Loss on debt extinguishment / modification is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$123	$—	$324	$13,221	$123	—	$(12,897)	(98)%

On September 30, 2013, the Company repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. 840 First Street, NE is subject to a tax protection agreement, which requires that the Company maintain a specified minimum amount of debt on the property through March 2018. As a result of this requirement, simultaneously with the repayment of the mortgage debt, the Company encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW. During the third quarter of 2013, the Company incurred $0.1 million in debt modification charges related to the transfer of the loan and the collateral under such loan. During the second quarter of 2013, the Company recorded a loss on debt extinguishment / modification of $0.2 million that was associated with the prepayment of the Company’s secured term loan, its secured bridge loan and a $16.4 million mortgage loan encumbered by Cloverleaf Center.

On May 10, 2012, the Company and its bank lenders amended the Company’s unsecured revolving credit facility, unsecured term loan and secured loan to, among other things, revise certain financial and other covenants that provided additional operating flexibility for the Company to execute its business strategy and clarify the treatment of certain covenant compliance-related definitions. As a result of the amendments, the Company expensed $0.6 million in fees paid to the bank lenders and $2.2 million in unamortized financing costs associated with the unsecured term loan. On June 11, 2012, the Company prepaid the entire $75.0 million principal amount outstanding under its Senior Notes. As a result of the prepayment, the Company paid a $10.2 million make-whole amount to the holders of the Senior Notes and expensed $0.2 million of unamortized deferred financing costs associated with its Senior Notes. The Company anticipates incurring approximately $1 million to $2 million in debt modification charges related to amending and restating its unsecured revolving credit facility and unsecured term loan.

Benefit from Income Taxes

Benefit from income taxes is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$—	$4,304	$—	$4,142	$(4,304)	(100)%	$(4,142)	(100)%

The Company owns properties in Washington, D.C. that are subject to income-based franchise taxes as a result of conducting business in Washington, D.C. Benefit from income taxes decreased $4.3 million and $4.1 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 due to a third quarter 2012 change in tax regulations in the District of Columbia that required the Company to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company prospectively measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse; therefore, the Company did not record a benefit from income taxes for the three and nine months ended September 30, 2013.

Income from Discontinued Operations

Income from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$29	$4,058	$20,626	$7,615	$(4,029)	(99)%	$13,011	NM

Discontinued operations reflect the operating results of the Company’s disposed properties and any properties that are classified as held-for-sale at September 30, 2013. During the third quarter of 2013, the Company sold Triangle Business Center, which was located in the Company’s Maryland reporting segment, for gross proceeds of $2.9 million and sold 4200 Tech Court, which was located in the Company’s Northern Virginia reporting segment, for gross proceeds of $3.4 million. The Company recorded gains on the sale of real estate property of $0.4 million and $19.4 million, for the three and nine months ended September 30, 2013, respectively, and $0.2 million for the nine months ended September 30, 2012. The Company has had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information on the Company’s discontinued operations, see note 7 – Discontinued Operations.

Net loss (income) attributable to noncontrolling interests

Net loss (income) attributable to noncontrolling interests is summarized as follows:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,			Percent		Percent
(dollars in thousands)	2013	2012	2013	2012	Change	Change	Change	Change
	$211	$(232)	$(196)	$876	$(443)	NM	$(1,072)	NM

Net loss (income) attributable to noncontrolling interests reflects the ownership interests in the Company’s net income or loss attributable to parties other than the Company. The Company incurred a net loss of $1.7 million during the three months ended September 30, 2013 and recognized net income of $14.7 million for the nine months ended September 30, 2013. The Company recognized net income of $7.4 million for the three months ended September 30, 2012 and incurred a net loss of $9.3 million for the nine months ended September 30, 2012. At September 30, 2013 and 2012, 4.8% and 5.5%, respectively, of the total common Operating Partnership units were not owned by the Company. As of September 30, 2013 and 2012, the Company consolidated two joint ventures in which it had a controlling interest. The Company consolidates the operating results of its consolidated joint ventures and recognizes its joint venture partner’s percentage of earnings or losses within “Net loss (income) attributable to noncontrolling interests” on its consolidated statements of operations. The Company’s consolidated joint ventures had an aggregate net loss for both the three and nine months ended September 30, 2013 compared with aggregate net income for both the three and nine months ended September 30, 2012.

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

Comparison of the Three and Nine Months Ended September 30, 2013 with the Three and Nine Months Ended September 30, 2012

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	142	142	—	—	142	142	—	—
Same property revenue
Rental	$30,863	$30,389	$474	1.6	$92,073	$90,767	$1,306	1.4
Tenant reimbursements	7,833	6,961	872	12.5	23,059	21,157	1,902	9.0

Total same property revenue	38,696	37,350	1,346	3.6	115,132	111,924	3,208	2.9

Same property operating expenses
Property	9,825	9,553	272	2.8	28,571	27,159	1,412	5.2
Real estate taxes and insurance	3,857	3,679	178	4.8	11,931	11,377	554	4.9

Total same property operating expenses	13,682	13,232	450	3.4	40,502	38,536	1,966	5.1

Same property net operating income	$25,014	$24,118	$896	3.7	$74,630	$73,388	$1,242	1.7

Reconciliation to total property operating (loss) income
Same property net operating income	$25,014	$24,118			$74,630	$73,388
Non-comparable net operating income(2)	705	892			2,708	3,936
General and administrative	(6,346)	(5,645)			(16,598)	(17,787)
Depreciation and amortization	(14,812)	(14,144)			(43,891)	(41,247)
Other(3)	(6,307)	(1,844)			(22,753)	(35,166)
Discontinued operations	29	4,058			20,626	7,615

Total net (loss) income	$(1,717)	$7,435			$14,722	$(9,261)

	Weighted Average Occupancy		Weighted Average Occupancy
	2013	2012	2013	2012
Same Properties	84.7%	83.5%	83.7%	82.6%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non same-properties: Three Flint Hill, 440 First Street, NW, Davis Drive, 1005 First Street, NE, and Worman’s Mill Court.
(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(3)	Includes acquisition costs, impairment of real estate assets, contingent consideration charges, total other expenses, net, loss on debt extinguishment and benefit from income taxes from the Company’s consolidated statements of operations.

Same Property NOI increased $0.9 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Total same property revenues increased $1.3 million and $3.2 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 due to an increase in occupancy and higher recoverable operating expenses. Same property operating expenses increased $0.4 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 primarily due to higher operating expenses as a result of higher occupancy. Same Property operating expenses for the nine months ended September 30, 2013 also increased due to an increase in snow and ice removal costs.

WASHINGTON, D.C.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	3	3	—	—	3	3	—	—
Same property revenue
Rental	$4,411	$4,385	$26	0.6	$13,221	$13,171	$50	0.4
Tenant reimbursements	1,958	1,847	111	6.0	6,078	5,489	589	10.7

Total same property revenue	6,369	6,232	137	2.2	19,299	18,660	639	3.4

Same property operating expenses
Property	1,377	1,404	(27)	(1.9)	4,310	4,168	142	3.4
Real estate taxes and insurance	1,000	933	67	7.2	3,084	2,943	141	4.8

Total same property operating expenses	2,377	2,337	40	1.7	7,394	7,111	283	4.0

Same property net operating income	$3,992	$3,895	$97	2.5	$11,905	$11,549	$356	3.1

Reconciliation to total property operating income
Same property net operating income	$3,992	$3,895			$11,905	$11,549
Non-comparable net operating income(2)	229	759			1,248	2,632

Total property operating income	$4,221	$4,654			$13,153	$14,181

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2013	2012	2013	2012
Same Properties	94.9%	99.2%	97.1%	99.4%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: 440 First Street, NW and 1005 First Street, NE.
(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Total same property revenues increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 due to an increase in recoverable operating expenses. Total same property operating expenses remained relatively flat for the three months ended September 30, 2013 compared with the same period in 2012 and increased $0.2 million for the nine months ended September 30, 2013 compared with the same period in 2012 primarily due to an increase in real estate taxes.

MARYLAND

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	52	52	—	—	52	52	—	—
Same property revenue
Rental	$9,669	$9,733	$(64)	(0.7)	$29,195	$29,322	$(127)	(0.4)
Tenant reimbursements	1,782	1,526	256	16.8	5,161	4,813	348	7.2

Total same property revenue	11,451	11,259	192	1.7	34,356	34,135	221	0.6

Same property operating expenses
Property	3,072	2,889	183	6.3	8,638	8,398	240	2.9
Real estate taxes and insurance	966	827	139	16.8	2,873	2,700	173	6.4

Total same property operating expenses	4,038	3,716	322	8.7	11,511	11,098	413	3.7

Same property net operating income	$7,413	$7,543	$(130)	(1.7)	$22,845	$23,037	$(192)	(0.8)

Reconciliation to total property operating income
Same property net operating income	$7,413	$7,543			$22,845	$23,037
Non-comparable net operating income(2)	145	74			458	1,408

Total property operating income	$7,558	$7,617			$23,303	$24,445

	Weighted Average Occupancy		Weighted Average Occupancy
	2013	2012	2013	2012
Same Properties	81.8%	83.9%	81.4%	81.8%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the results of the following non same-property: Worman’s Mill Court.
(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties decreased $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Total same property revenues increased $0.2 million for the both the three and nine months ended September 30, 2013 compared with the same periods in 2012 due to an increase in recoverable operating expenses. Total same property operating expenses increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 due to an increase in operating expenses, particularly utilities, and an increase in real estate taxes. Same property operating expenses for the nine months ended September 30, 2013 also increased due to a recovery of anticipated bad debt expense in 2012, which decreased its operating expenses for the nine months ended September 30, 2012 and an increase in snow and ice removal costs.

NORTHERN VIRGINIA

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	49	49	—	—	49	49	—	—
Same property revenue
Rental	$9,449	$9,050	$399	4.4	$27,978	$27,150	$828	3.0
Tenant reimbursements	2,595	2,264	331	14.6	7,497	6,925	572	8.3

Total same property revenue	12,044	11,314	730	6.5	35,475	34,075	1,400	4.1

Same property operating expenses
Property	2,616	2,732	(116)	(4.2)	7,895	7,685	210	2.7
Real estate taxes and insurance	1,193	1,261	(68)	(5.4)	3,959	3,728	231	6.2

Total same property operating expenses	3,809	3,993	(184)	(4.6)	11,854	11,413	441	3.9

Same property net operating income	$8,235	$7,321	$914	12.5	$23,621	$22,662	$959	4.2

Reconciliation to total property operating income
Same property net operating income	$8,235	$7,321			$23,621	$22,662
Non-comparable net operating income(2)	536	193			1,444	307

Total property operating income	$8,771	$7,514			$25,065	$22,969

	Weighted Average Occupancy		Weighted Average Occupancy
	2013	2012	2013	2012
Same Properties	84.3%	78.4%	81.6%	78.9%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the results of the following non same-properties: Three Flint Hill and Davis Drive.
(2)	Non-comparable net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $0.9 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Total same property revenues increased $0.7 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 primarily due to higher occupancy. Total same property operating expenses decreased $0.2 million during the three months ended September 30, 2013 compared with the same period in 2012 primarily due to a decrease in reserves for anticipated bad debt expense and increased $0.4 million during the nine months ended September 30, 2013 compared with the same period in 2012 due to an increase in real estate taxes and snow and ice removal costs.

SOUTHERN VIRGINIA

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Number of buildings (1)	38	38	—	—	38	38	—	—
Same property revenue
Rental	$7,334	$7,221	$113	1.6	$21,679	$21,124	$555	2.6
Tenant reimbursements	1,498	1,324	174	13.1	4,323	3,930	393	10.0

Total same property revenue	8,832	8,545	287	3.4	26,002	25,054	948	3.8

Same property operating expenses
Property	2,760	2,528	232	9.2	7,728	6,908	820	11.9
Real estate taxes and insurance	698	658	40	6.1	2,015	2,006	9	0.4

Total same property operating expenses	3,458	3,186	272	8.5	9,743	8,914	829	9.3

Same property net operating income	$5,374	$5,359	$15	0.3	$16,259	$16,140	$119	0.7

Reconciliation to total property operating income
Same property net operating income	$5,374	$5,359			$16,259	$16,140
Non-comparable net operating loss(2)	(205)	(134)			(442)	(411)

Total property operating income	$5,169	$5,225			$15,817	$15,729

	Weighted Average		Weighted Average
	Occupancy		Occupancy
	2013	2012	2013	2012
Same Properties	85.9%	85.4%	85.3%	83.9%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results do not exclude the results of any non same-properties during each of the periods presented.
(2)	Non-comparable property net operating income has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties remained relatively flat for the three months ended September 30, 2013 compared with the same period in 2012 and increased $0.1 million for the nine months ended September 30, 2013 compared with the same period in 2012. Total same property revenues increased $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 as a result of an increase in occupancy and an increase in recoverable operating expenses. Total same property operating expenses increased $0.3 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 due to higher operating expenses as a result of higher occupancy and an increase in anticipated bad debt reserves. Same Property operating expenses also increased for the nine months ended September 30, 2013 due to an increase in snow and ice removal costs.

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

At September 30, 2013, the Company had $83.0 million outstanding under its unsecured revolving credit facility. In October 2013, the Company amended and restated its unsecured revolving credit facility, which, among other things, increased commitments from $255 million to $300 million. As a result, the available capacity under the unsecured revolving credit facility was $159.2 million at the time of this filing. The Company has no mortgage debt maturing for the remainder of 2013 and $30.0 million of debt maturing in 2014. At September 30, 2013, the Company had a balance of $17.0 million in cash and cash equivalents and $38.1 million in escrows and reserves, which included $28.2 million of proceeds from the Industrial Portfolio Sale, which was being held by a qualified intermediary in order to facilitate a potential tax-free exchange. On October 1, 2013, the Company utilized the tax-free exchange proceeds from the Industrial Portfolio Sale, as well as available cash to acquire 540 Gaither Road.

Over the next twelve months, the Company believes that it will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop its business, to fund its operating and administrative expenses, to continue to meet its debt service obligations and to pay distributions in accordance with REIT requirements. However, the Company’s cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, the Company cannot assure that its tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for the Company’s tenants that are smaller companies. Further, approximately 8.2% of the Company’s annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if it is unable to renew these leases or re-lease the space, its cash flow could be negatively impacted.

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

Financing Activity

On September 3, 2013, the Company repaid a $6.6 million mortgage loan that encumbered Linden Business Center using available cash.

On September 30, 2013, the Company repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. 840 First Street is subject to a tax protection agreement, which requires that the Company maintain a specified minimum amount of debt on the property through March 2018. As a result of this requirement, simultaneously with the repayment of the mortgage debt, the Company encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW. The transfer of the mortgage loan did not impact any of the terms of the loan agreement. During the third quarter of 2013, the Company incurred $0.1 million in debt modification charges related to the transfer.

Amended and Restated Revolving Credit Facility and Unsecured Term Loan

On October 16, 2013, the Company amended and restated its unsecured revolving credit facility (as amended, the amended and restated revolving credit facility) and unsecured term loan (as amended the amended and restated term loan). As part of the amendments, the Company, among other things, reduced its LIBOR spreads to current market rates, eliminated the prepayment lock-outs for the unsecured term loan, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with the Company’s strategic plan. The Company believes the amendments to the unsecured revolving credit facility and unsecured term loan will reduce its borrowing costs and put it in stronger position to deploy capital in the future.

Amended and Restated Revolving Credit Facility

Specifically, the unsecured revolving credit facility was amended, to, among other things: (i) increase the aggregate amount of the unsecured revolving credit facility from $255 million to $300 million; (ii) provide for an accordion feature that allows for future expansion of the aggregate commitment by up to an additional $300 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended and restated revolving credit facility, to provide such additional commitments; (iii) provide for an interest rate on all borrowings, at the borrowers’ election, of (x) LIBOR plus a margin ranging from 150 to 205 basis points or (y) a base rate plus a margin ranging from 50 to 105 basis points, in each case depending on the Company and its affiliates’ ratio of consolidated total indebtedness to consolidated gross asset value; (iv) extend the maturity date to October 16, 2017, with a one-year extension option that may be exercised upon the Operating Partnership’s payment of a 15 basis point extension fee and satisfaction of certain other customary conditions; and (v) modify certain financial covenants, as described below, and eliminate certain other financial covenants, including the minimum consolidated debt yield covenant and the maximum secured recourse debt covenant. In the event that the Company or the Operating Partnership obtains a credit rating of BBB-/Baa3 (or the equivalent) or higher assigned to its senior unsecured long-term debt by Standard & Poor’s Financial Services LLC or Moody’s Investors Service, Inc. (the “Investment Grade Rating Date”), the Operating Partnership may make a one-time irrevocable election to use the credit rating to determine the interest rate on all borrowings, which will be either (i) LIBOR plus a margin ranging from 97.5 to 175 basis points or (ii) a base rate plus a margin ranging from zero to 75 basis points, in each case depending on the credit rating.

The amount available for the Operating Partnership to borrow at any time under the amended and restated revolving credit facility is the lesser of (i) $300 million or (ii) the maximum principal amount of debt that would not cause the Company to violate the unencumbered pool leverage ratio covenant described below. As of October 16, 2013, the Operating Partnership had borrowed $83 million under the amended and restated revolving credit facility with a maximum of $217 million available for borrowing, subject to certain financial covenants, as further described below, and the value of the unencumbered pool of properties that collateralizes the credit facility.

The Operating Partnership’s ability to borrow under the amended and restated revolving credit facility will be subject to ongoing compliance by the Company and the Operating Partnership with various customary restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the amended and restated revolving credit facility requires that the Company satisfy certain financial covenants, including:

•	total indebtedness not exceeding 60.0% of gross asset value;

•	a minimum fixed charge coverage ratio (defined as the ratio of adjusted EBITDA to fixed charges) of greater than 1.50 to 1;

•	a minimum tangible net worth (defined as gross asset value less total indebtedness) of (i) $601,201,775, plus (ii) 80% of the net proceeds of any future equity issuances of the Company, plus (iii) 80% of the value of partnership units of the Operating Partnership issued in connection with any future asset or stock acquisitions;

•	a maximum unencumbered pool leverage ratio (defined as the ratio of unsecured debt to the value of the unencumbered pool of properties) of 60.0%; and

•	a minimum unencumbered pool interest coverage ratio (defined as the ratio of the adjusted net operating income of the unencumbered pool properties to interest on unsecured debt) of at least 1.75 to 1.

The Company and certain of the Operating Partnership’s subsidiaries entered into a guaranty agreement in favor of KeyBank, as agent for the lenders, pursuant to which the Company and certain of the Operating Partnership’s subsidiaries unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the amended and restated revolving credit facility. At any time on or after the Investment Grade Rating Date, the Operating Partnership’s subsidiaries acting as guarantors, subject to certain conditions, will no longer be required to act as guarantors and will be released from any existing guarantees under the amended and restated revolving credit facility.

The amended and restated revolving credit facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders thereunder to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the amended and restated revolving credit facility to be immediately due and payable.

Amended and Restated Term Loan

The amended and restated term loan provides for an aggregate of $300 million of unsecured term loans, consisting of a $100 million Tranche A term loan (“Tranche A”), a $100 million Tranche B term loan (“Tranche B”) and a $100 million Tranche C term loan (“Tranche C”). The Tranche A, Tranche B and Tranche C term loans mature on October 16, 2018, October 16, 2019 and October 16, 2020, respectively. The amended and restated term loan provides for an interest rate, at the Operating Partnership’s election, of either (i) LIBOR plus a margin ranging from 145 to 200 basis points in the case of Tranche A, 160 to 215 basis points in the case of Tranche B and 190 to 255 basis points in the case of Tranche C, or (ii) a base rate plus a margin ranging from 45 to 100 basis points in the case of Tranche A, 60 to 115 basis points in the case of Tranche B and 90 to 155 basis points in the case of Tranche C, in each case depending on the Company and its affiliates’ ratio of consolidated total indebtedness to consolidated gross asset value. At any time on or after the Investment Grade Rating Date, the Operating Partnership may make a one-time irrevocable election to use the credit rating to determine the interest rate on all borrowings, which would be either (i) LIBOR plus a margin ranging from 110 to 200 basis points in the case of Tranche A, 125 to 215 basis points in the case of Tranche B and 145 to 240 basis points in the case of Tranche C, or (ii) a base rate plus a margin ranging from 10 to 100 basis points in the case of Tranche A, 25 to 115 basis points in the case of Tranche B and 45 to 140 basis points in the case of Tranche C, in each case depending on the credit rating. The Operating Partnership designated all three tranches as LIBOR-based loans.

The amended and restated term loan allows the Operating Partnership to prepay any Tranche A or Tranche B term loans, in whole or in part, without premium or penalty. Tranche C term loans are subject to prepayment premiums of 2% if the prepayment occurs during the first year following the closing date and 1% if the prepayment occurs during the second year following the closing date. Thereafter, the Operating Partnership may prepay the Tranche C term loan, in whole or in part, without premium or penalty.

The amended and restated term loan contains various restrictive covenants substantially identical to those contained in the amended and restated revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the amended and restated term loan requires that the Company satisfy certain financial covenants that are also substantially identical to those contained in the amended and restated revolving credit facility.

The Company and certain of the Operating Partnership’s subsidiaries entered into a guaranty agreement in favor of KeyBank, as agent for the lenders, pursuant to which the Company and certain of the Operating Partnership’s subsidiaries unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the amended and restated term loan. At any time on or after the Investment Grade Rating Date, the Operating Partnership’s subsidiaries acting as guarantors, subject to certain conditions, will no longer be required to act as guarantors and will be released from any existing guarantees under the amended and restated term loan.

The amended and restated term loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders thereto to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the amended and restated term loan to be immediately due and payable.

Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. As of September 30, 2013, the Company was in compliance with the covenants of its unsecured term loan, unsecured revolving credit facility and Construction Loan, which, pursuant to the terms of the amended and restated revolving credit facility and amended and restated term loan, reflect the amendments to the financial covenants and such amended covenants are applicable to the Company with respect to the quarter ended September 30, 2013.

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

Below is a summary of certain financial covenants associated with these debt agreements at September 30, 2013 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loan

Covenants(1)	Quarter Ended September 30, 2013		Covenant
Consolidated Total Leverage Ratio(2)	43.1%		≤60.0%
Net Worth(2)	$944,046		≥$601,202
Fixed Charge Coverage Ratio(2)	1.89	x	≥1.50x
Maximum Dividend Payout Ratio	63.0%		≤95%
Restricted Investments:
Joint Ventures	5.8%		≤15%
Real Estate Assets Under Development	3.2%		≤15%
Undeveloped Land	1.4%		≤5%
Structured Finance Investments	3.3%		≤5%
Total Restricted Investments	7.8%		≤25%
Restricted Indebtedness:
Maximum Secured Debt	19.5%		≤40%
Unencumbered Pool Leverage(2)	42.6%		≤60%
Unencumbered Pool Interest Coverage Ratio(2)	4.75	x	≥1.75x

(1)	The covenants listed above reflect the amended covenants, which, pursuant to the terms of the amendments, are applicable to the Company with respect to the quarter ended September 30, 2013.
(2)	These are the only covenants that apply to the Construction Loan, which are calculated in accordance with the amended unsecured revolving credit facility.

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

Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change
Cash provided by operating activities	$45,423	$30,151	$15,272
Cash provided by (used in) investing activities	134,910	(14,445)	149,355
Cash used in financing activities	(172,736)	(20,415)	(152,321)

Net cash provided by operating activities increased $15.3 million for the nine months ended September 30, 2013 compared with the same period in 2012, which was primarily attributable to a $10.2 million make-whole payment that was paid in June 2012 as part of the prepayment of the Company’s $37.5 million Series A Senior Notes and its $37.5 million Series B Senior Notes. Also, net cash provided by operating activities increased for the nine months ended September 30, 2013 compared with the same period in 2012 due to a decrease in accounts and other receivables and a decline in cash used for deferred costs, such as leasing commissions. The increase in cash provided by operating activities was partially offset by a decrease in rents received in advance and accounts payable and accrued expenses compared with the same period in 2012.

Net cash provided by investing activities was $134.9 million for the nine months ended September 30, 2013 compared with net cash used in investing activities of $14.4 million for the same period in 2012. During the nine months ended September 30, 2013, the Company received aggregate net proceeds of $213.1 million from the sale of 4200 Tech Court, Triangle Business Center, 4212 Tech Court and 24 industrial properties, of which the Company placed $28.2 million of the net proceeds from the sale of the industrial properties in an escrow account held by a qualified intermediary in order to facilitate a potential tax-free exchange. On October 1, 2013, the Company utilized the $28.2 million of escrowed proceeds and a $2.0 million deposit, which was made in September 2013, to purchase 540 Gaither Road (Redland I), a six-story, 134,000 square foot office building in Rockville Maryland for $30.0 million. For the nine months ended September 30, 2012, the Company sold three properties for net proceeds of $10.8 million and its 95% interest in an unconsolidated joint venture for net proceeds of $25.7 million.

Net cash used in financing activities was $172.7 million for the nine months ended September 30, 2013 compared with net cash provided by financing activities of $20.4 million for the same period in 2012. During the nine months ended September 30, 2013, the Company issued $132.2 million of debt and repaid $364.4 million of its outstanding debt compared with the issuance of $361.4 million of debt and the repayment of $384.7 million of outstanding debt during the nine months ended September 30, 2012. The increase in cash used in financing activities for the nine months ended September 30, 2013 compared with the same period in 2012 was also due to an $8.4 million payment made in August 2013 towards the deferred purchase price obligation related to the acquisition of 1005 First Street, NE in 2011 and a $0.7 million payment made to the seller of Ashburn Center to satisfy the contingent consideration obligation that was established at acquisition. During the nine months ended September 30, 2013, the Company issued common shares for net proceeds of $105.1 million compared with the issuance of preferred and common shares for net proceeds of $43.5 million and $3.6 million, respectively, during the nine months ended September 30, 2012. In the first quarter of 2013, the Company reduced its quarterly dividend by 25%, which resulted in a $6.4 million reduction in dividends paid to common shareholders for the nine months ended September 30, 2013 compared with the same period in 2012.

Contractual Obligations

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 common Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. During the second quarter of 2013, the Company entered into an agreement to lease additional space at the property and, as a result, will issue 35,911 common Operating Partnership units to the seller in the fourth quarter of 2013 in accordance with the terms of the purchase agreement.

On December 29, 2010, the Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, the Company used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. At September 30, 2013, the fair value of the Company’s total contingent consideration obligation to the former owner of Aviation Business Park was immaterial.

As of September 30, 2013, the Company had contractual construction in progress obligations, which included amounts accrued at September 30, 2013, of $8.2 million related to development activities at 1005 First Street, NE and redevelopment activities at 440 First Street, NW, both of which are located in the Company’s Washington, D.C. reporting segment. As of September 30, 2013, the Company had contractual rental property and furniture, fixtures and equipment obligations of $13.7 million outstanding, which included amounts accrued at September 30, 2013. The amount of contractual rental property and furniture, fixtures and equipment obligations at September 30, 2013 include a major renovation at 1211 Connecticut Avenue, NW, which is located in the Company’s Washington, D.C. reporting segment. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility.

The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of September 30, 2013, the Company remained liable to those local municipalities for $1.3 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

The Company had no other material contractual obligations as of September 30, 2013.

Distributions

The Company is required to distribute to its shareholders at least 90% of its REIT taxable income in order to qualify as a REIT, including some types of taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. In addition, the Company must distribute to its shareholders 100% of its taxable income to eliminate its U.S. federal income tax liability. Funds used by the Company to pay dividends on its common shares are provided through distributions from the Operating Partnership. For every common share of the Company, the Operating Partnership has issued to the Company a corresponding common unit. The Company is the sole general partner of and, as of September 30, 2013, owned 95.8% interest in, the Operating Partnership’s units. The remaining interests in the Operating Partnership are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to the Company in an amount sufficient to meet its distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

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

Dividends

On October 22, 2013, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on November 15, 2013 to common shareholders of record as of November 6, 2013. The Company also declared a dividend of $0.484375 per share on its Series A Preferred Shares. The dividend will be paid on November 15, 2013 to preferred shareholders of record as of November 6, 2013.

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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income attributable to First Potomac Realty Trust	$(1,506)	$7,203	$14,526	$(8,385)
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(8,864)

Net (loss) income attributable to common shareholders	(4,606)	4,103	5,226	(17,249)
Add: Depreciation and amortization:
Real estate assets	14,812	14,144	43,891	41,247
Discontinued operations	104	2,489	3,928	7,728
Unconsolidated joint ventures	1,332	1,487	4,001	4,456
Consolidated joint ventures	(46)	(46)	(150)	(129)
Impairment of real estate assets(1)	474	496	1,921	3,517
Gain on sale of real estate property	(416)	(2,951)	(19,363)	(3,112)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(203)	209	216	(944)

FFO available to common shareholders and unitholders	11,451	19,931	39,670	35,514
Dividends on preferred shares	3,100	3,100	9,300	8,864

FFO	$14,551	$23,031	$48,970	$44,378

Weighted average common shares and Operating Partnership units outstanding – diluted	57,969	50,346	54,014	50,049

(1)	Impairment charges of $0.5 million and $2.4 million are included in continuing operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012, respectively. The remaining impairment charges for the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012 are included in discontinued operations in the Company’s consolidated statements of operations.

Off-Balance Sheet Arrangements

The Company is secondarily liable for $7.0 million of mortgage debt, which represents its proportionate share of the mortgage debt that is secured by two properties it owns through unconsolidated joint ventures. Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the Company’s need to perform under the debt agreement is remote. During the fourth quarter 2010, the Company entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, the Company entered into separate unconsolidated joint ventures to acquire Prosperity Metro Plaza and 1200 17th Street, NW. The Company sold its 95% interest in 1200 17th Street, NW during the third quarter of 2012. See note 6, Investment in Affiliates, in the notes to the Company’s condensed consolidated financial statements for more information.

ITEM 3: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company had $659.0 million of debt outstanding at September 30, 2013, of which $232.3 million was fixed rate debt and $350.0 million was hedged variable rate debt. The remainder of the Company’s debt, $76.7 million, was unhedged variable rate debt that consisted of a $33.0 million draw under the unsecured revolving credit facility, a $22.0 million mortgage loan and the $21.7 million outstanding balance under a Construction Loan. The mortgage loan has a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor and the Construction Loan has a contractual interest rate of LIBOR plus 2.50%. At September 30, 2013, LIBOR was 0.18%. A change in interest rates of 1% would result in an increase or decrease of $0.5 million in interest expense on its unhedged variable rate debt on an annualized basis.

The table below summarizes the Company’s interest rate swap agreements as of September 30, 2013 (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%

Total/Weighted Average		$350,000		1.500%

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not the earnings or cash flow of the Company. See note 10, Fair Value Measurements, to the Company’s condensed consolidated financial statements for more information on the fair value of the Company’s debt.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of the Company’s management, as of September 30, 2013, the Company was not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against the Company or the Operating Partnership.

Item 1A. Risk Factors

As of September 30, 2013, there were no material changes to the Company’s risk factors previously disclosed in Item 1A, “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any unregistered equity securities during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, 6,718 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the three months ended September 30, 2013.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2013, the Company did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

10.1	Amended and Restated Revolving Credit Agreement, dated as of October 16, 2013, by and among First Potomac Realty Investment Limited Partnership, First Potomac Realty Trust, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

10.2	Guaranty, dated as of October 16, 2013, by First Potomac Realty Trust in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended and Restated Revolving Credit Agreement, dated as of October 16, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

10.3	Amended and Restated Term Loan Agreement, dated as of October 16, 2013, by and among First Potomac Realty Investment Limited Partnership, First Potomac Realty Trust, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

10.4	Guaranty, dated as of October 16, 2013, by First Potomac Realty Trust in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended and Restated Term Loan Agreement, dated as of October 16, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated balance sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated statements of comprehensive loss (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated statements of cash flows (unaudited) for the three and nine months ended September 30, 2013 and 2012; and (v) Notes to condensed consolidated financial statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: November 4, 2013	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: November 4, 2013	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer