Form 10-K
period 2013-12-31
FIRST POTOMAC REALTY TRUST
filed 2014-02-28
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)    YES  ☐    NO  ☒

The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 28, 2013, held by those persons deemed by the registrant to be non-affiliates was $749,547,852.

As of February 27, 2014, there were 58,778,277 common shares of beneficial interest, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST

FORM 10-K

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding potential sales and the timing of such sales, and future acquisition and growth opportunities, within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete acquisitions on acceptable terms; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; any impact of the informal inquiry initiated by the U.S. Securities and Exchange Commission (the “SEC”); the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

References in this Annual Report on Form 10-K to “we,” “our,” the “Company” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We are a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. Our strategic focus is on acquiring and redeveloping properties that we believe can benefit from our intensive property management, leasing expertise, market knowledge and established relationships, and we seek to reposition these properties to increase their profitability and value. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. Our portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2013, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of our executive officers who contributed properties and other assets to our Company upon our formation, and the remainder of which are owned by other unrelated parties.

At December 31, 2013, we wholly owned or had a controlling interest in properties totaling 9.1 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can accommodate approximately 1.5 million square feet of additional development. Our consolidated properties were 85.8% occupied by 576 tenants. We do not include square footage that is in development or redevelopment in our occupancy calculation, which totaled 0.1 million square feet at December 31, 2013. We derive substantially all of our revenue from leases of space within our properties.

For the year ended December 31, 2013, we had consolidated total revenues of $156.6 million and consolidated total assets of $1.5 billion. Financial information related to our four reporting segments is set forth in footnote 18, Segment Information, to our consolidated financial statements.

Our corporate headquarters are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814. In the spring of 2012, we expanded our corporate headquarters and believe our current space is sufficient to meet our current needs. We do not own the building in which we lease space for our corporate headquarters. As of December 31, 2013, we had five other offices for our property management operations, which occupy approximately 23,000 square feet within buildings we own. During the first quarter of 2012, we entered into a lease agreement for approximately 6,000 square feet in Washington, D.C., which serves as the location for our Washington, D.C. office. Our lease commenced in early 2012, and during the fourth quarter of 2013, we extended the lease agreement until December 2014.

Our History

The Operating Partnership was formed in December 1997 by Louis T. Donatelli, our former Chairman, Douglas J. Donatelli, our current Chairman and Chief Executive Officer, and Nicholas R. Smith, our Executive Vice President and Chief Investment Officer, to focus on the acquisition, redevelopment and development of industrial properties and business parks, primarily in the suburban markets of the greater Washington, D.C. region. We completed our initial public offering (“IPO”) in October 2003, raising net proceeds of approximately $118 million. At December 31, 2003, we owned 17 properties totaling approximately 2.9 million square feet and had revenues of $18.4 million and total assets of $244.1 million. Through our business strategy and operating model, by December 31, 2006, we had almost quadrupled the square footage we owned and had more than quadrupled our revenues and total assets. During 2007 and 2008, our management team chose not to expand our portfolio given the increase in asset prices. We therefore focused on maximizing the value of our assets under management and maintaining a flexible balance sheet. In 2009, we began seeing attractive acquisition opportunities and determined that it was the appropriate time to begin growing our portfolio again, expanding our platform to include more multi-story office properties. In 2010, we entered the office market in Washington, D.C., with the acquisition of four properties, including one property purchased through an unconsolidated joint venture. In 2011, we continued to acquire office buildings in Washington, D.C. with the acquisition of three properties, including one through a consolidated joint venture and one through an unconsolidated joint venture. In 2012, our management team did not pursue any acquisitions in order to focus on maximizing the value of our assets under management, increasing liquidity and deleveraging. In 2013, we made substantial progress executing on our previously disclosed strategic and capital plan, which included completing the sale of the majority of our industrial portfolio, acquiring a high-quality office property in Maryland, implementing targeted portfolio management initiatives, increasing liquidity and balance sheet flexibility, reducing leverage and reducing our quarterly dividend.

Narrative Description of Business

We have used our management team’s knowledge of and experience in the greater Washington, D.C. region to transform our Company into a leading owner of office and business park properties in the region. We believe that we are well positioned for growth given our reputation in the region and access to capital, together with the large number of properties that we believe meet our investment criteria.

Our acquisition strategy focuses on properties in our target markets that generally meet the following investment criteria:

•	established or emerging locations;

•	potential for conversion, in whole or in part, to a higher use:

•	amenity rich and transportation friendly; and/or

•	below-market rents.

We use our contacts, relationships and local market knowledge to identify and opportunistically acquire office buildings and business park properties. We also believe that our reputation for professional property management and our transparency as a public company allow us to attract high-quality tenants to the properties that we acquire, leading, in some cases, to increased profitability and value for our properties. We also target properties that we believe can be converted, in whole or in part, to a higher use.

Significant 2013 Activity

•	Executed 1.7 million square feet of leases, including 0.8 million square feet of new leases;

•	Increased leased percentages year-over-year from 84.9% to 88.1% and occupied percentages from 83.0% to 85.8%,

•	Sold the majority of our industrial portfolio for aggregate gross proceeds of $259.0 million;

•	Issued 7.5 million common shares through a public offering, generating net proceeds of $105.1 million, which proceeds were largely utilized to pay down debt;

•	Amended our unsecured revolving credit facility and unsecured term loans to increase borrowing capacity, extend the maturity, and reduce LIBOR spreads for each; and

•	Acquired 540 Gaither Road (Redland I), one of the three multi-story office buildings at Redland Corporate Center, in Rockville, Maryland, for $30.0 million, which results in our complete ownership of the fully leased office complex.

Our total assets were $1.5 billion at December 31, 2013 as compared to $1.7 billion at December 31, 2012, which is primarily a result of the sale of the majority of our industrial portfolio in June 2013.

Competitive Advantages

We believe that our business strategy and operating model distinguish us from other owners, operators and acquirers of real estate in a number of ways, which include:

•	Experienced Management Team. Our executive officers average more than 25 years of real estate experience in the greater Washington, D.C. region.

•	Focused Strategy. As previously disclosed, we intend to focus primarily on high-quality, multi-story office properties in the greater Washington, D.C. region. We believe that the greater Washington, D.C. region historically has been one of the largest, most stable markets in the U.S. for assets of this type.

•	Value-Added Management Approach. Through our hands-on approach to management, leasing, renovation and repositioning, we endeavor to add significant value to the properties that we acquire by improving tenant quality and increasing occupancy rates and net rent per square foot.

•	Local Market Knowledge. We have established relationships with local real estate owners, the brokerage community, prospective tenants and property managers in our markets. We believe that these relationships enhance our efforts to identify attractive acquisition opportunities and lease space in our properties.

•	Favorable Lease Terms. As of December 31, 2013, 392 of our 744 leases (representing approximately 53.5% of our annualized cash basis rent) were triple-net leases, under which tenants are contractually obligated to reimburse us for virtually all costs of occupancy, including property taxes, utilities, insurance and maintenance. In addition, our leases generally provide for revenue growth through contractual rent increases.

•	Diverse Tenant Mix. We believe our tenant base is highly diverse. Approximately 48.5% of our annualized cash basis rent is generated from our 25 largest tenants, and our largest 100 tenants generate approximately 72% of our annualized cash basis rent. The balance of our tenants, which is comprised of over 500 different companies, generates the remaining 28% of our annualized cash basis rent. We believe that our diversified tenant base, provides a desirable mix of stability, diversity and growth potential.

Our Markets

We operate, invest in, and develop, office and business park properties in the greater Washington, D.C. region. Within this area, our primary markets are the Washington, D.C. metropolitan statistical area (“MSA”), which includes Washington D.C., Northern Virginia and suburban Maryland, as well as the Richmond and Norfolk MSAs. We derive 69.5% of our annualized cash basis rent from the Washington, D.C. MSA, 22.7% from the Richmond and Norfolk MSAs, combined, and the remaining 7.8% of our annualized cash basis rent comes from properties within the Baltimore, Maryland market.

According to data from Delta Associates, a commercial real estate services provider, the Washington, D.C. MSA contains approximately 403 million square feet of office property, and is the third largest office market in the country behind New York and Los Angeles. The region also contains approximately 397 million square feet of business park and industrial property, and is the 11th largest market in the nation.

The Washington, D.C. MSA was the fifth largest job market in the United States behind New York, Los Angeles, Chicago, and Dallas. Through November 2013, the D.C. MSA added more than 24,000 jobs, primarily in leisure and hospitality, financials, and state and local government, according to the GMU Center for Regional Analysis. Though the federal government is the largest component of the Washington area economy, projected payroll job growth in the professional and business services sector is expected to be 143,000 new jobs through 2017, the construction sector is expected to add approximately 55,000 new jobs, and the education and health sectors are expected to add approximately 39,000 new jobs through 2017, according to Delta Associates. As of November 2013, the Washington D.C. MSA had an unemployment rate of 5.0%, which is the lowest unemployment rate among the nation’s largest metro areas, according to Delta Associates.

Norfolk, Virginia is our second largest market when measured by annualized cash basis rent and square footage. We own approximately 2 million square feet in Norfolk and derive approximately 17.6% of our annualized cash basis rent from the market. Norfolk is home to the largest military installation in the world, according to the United States Navy, and remains heavily invested in the defense and shipping industries. In addition, the Norfolk port is the third largest port on the East Coast of the United States and has the deepest, obstruction-free channels available on the East Coast, according to the Virginia Port Authority. Recently, the Bipartisan Budget Act of 2013 and the National Defense Authorization Act of 2014 were passed, which are expected to fund the area’s large military manufacturing base for the next two years. In combination, these two resolutions will restore $63 billion in defense cuts produced by sequestration, and will fund government contracts related to shipbuilding and repair through 2015.

We own approximately 827,000 square feet in Richmond, Virginia, and derive 5.1% of our annualized cash basis rent from the market. Richmond, the capital of Virginia, maintains a market demand for smaller to mid-size tenants, primarily in financial services and healthcare. Though the region experienced job cuts from a number of large employers, preliminary data reflected that Richmond’s overall unemployment rate fell to 5.8% percent in the fourth quarter of 2013.

Competition

We compete with other real estate investment trusts (“REITs”), public and private real estate companies, private real estate investors and lenders, both domestic and foreign, in acquiring and developing properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.

We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate put us at a competitive advantage when seeking acquisitions. However, many of our competitors have greater resources than we do, or may have a more flexible capital structure when seeking to finance acquisitions. We also face competition in leasing or subleasing available properties to prospective tenants. Some real estate operators may be willing to enter into leases at lower rental rates (particularly if tenants, due to the economy, seek lower rents). However, we believe that our intensive management services are attractive to tenants and serve as a competitive advantage.

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

Prior to closing any property acquisition, if appropriate, we obtain such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally may include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information, indicates possible contamination or where our consultants recommend such procedures.

We believe that our properties are in compliance in all material respects with all federal, state and local environmental laws and regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material non-compliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of our properties.

Employees

We had 189 employees as of January 31, 2014. We believe that relations with our employees are good.

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet Web site (www.first-potomac.com). All of these reports are made available on our Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Finance and Investment, Compensation, and Nominating and Governance Committees of our Board of Trustees are also available on our Web site at www.first-potomac.com, and are available in print to any shareholder upon written request to First Potomac Realty Trust, c/o Investor Relations, 7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814. The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing it makes with the SEC.

ITEM 1A.	RISK FACTORS

An investment in our common or preferred shares involves various risks, including the risk that an investor might lose its entire investment. The following discussion concerns the material risks associated with our business. These risks are interrelated and should be considered collectively. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our security holders.

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

All of our properties are located in the greater Washington D.C. region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the greater Washington D.C. region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly adversely affect our profitability and our ability to satisfy our financial obligations. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. For example, the U.S. Government, which has a large presence in our markets, accounted for 12% of our total annualized cash basis rent as of December 31, 2013, and the U.S. Government combined with government contractors accounted for 25% of our total annualized cash basis rent as of December 31, 2013. We are therefore directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In particular, the office market in the Washington,

D.C. metropolitan area has been negatively impacted by uncertainty regarding the potential for significant reductions in spending by the U.S. Government. In addition to actual economic conditions, investor perception of risks associated with real estate in the Washington D.C. metropolitan area as a result of its perceived dependence on the U.S. Government, and the impact of sequestration, may make potential investors less likely to invest in our shares, which could have a material adverse effect on the price of our shares.

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

The U.S. Government accounted for 12% of our total annualized cash basis rent as of December 31, 2013, and the U.S. Government combined with government contractors accounted for 25% of our total annualized cash basis rent as of December 31, 2013. A significant reduction in federal government spending could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the greater Washington, D.C. region, particularly the Washington, D.C. and Norfolk, VA metropolitan areas, are significantly dependent upon the level of federal government spending in the region, and uncertainty regarding the potential for future reduction in government spending could also decrease or delay leasing activity from the U.S. Government and government contractors. Moreover, the Budget Control Act, which was passed in 2011 and imposed caps on the federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years (commonly referred to as “sequestration”), has fueled further uncertainty regarding future government spending reductions, particularly in light of subsequent negotiations in Congress at the end of 2012. The reductions in U.S. federal government spending imposed by the Budget Control Act went into effect on March 1, 2013, which lead to significant reductions in U.S. federal government spending in 2013, with similar cuts scheduled for years 2014 through 2021. Overall, the sequester imposed by the Budget Control Act lowers spending by a total of approximately $1.1 trillion versus pre-sequester levels over the period from 2013 to 2021. As a result of the scheduled reductions in U.S. federal government spending, there could be negative economic changes in our region, which could adversely impact the ability of our tenants to perform their financial obligations under our leases or decrease the likelihood of their lease renewal. In addition, some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from reductions in federal government spending, exercise of the government’s contractual termination rights, our inability to comply with the UFC standards or for any other reason would have a material adverse effect on our results of operations and could cause the value of our affected properties to be impaired. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and materially adversely affect our results of operations and ability to make distributions to our security holders.

We intend to increase the size of our portfolio through acquisitions and developments, which initially may be dilutive and/or may not produce the returns that we expect, which could materially adversely affect our results of operations and growth prospects.

Our long-term business strategy contemplates expansion through acquisitions and developments, which initially may be dilutive to our net income. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates, as well as expected development costs and leasing costs. We have acquired, and in the future may acquire, properties not fully leased, and the cash flow from existing operations of such properties may be insufficient to pay the operating expenses and debt service associated with such properties until they are more fully leased at favorable rental rates. Moreover, operating expenses related to acquired properties may be greater than anticipated, particularly if we provide tenant improvements or other concessions or additional services in order to maintain or attract new tenants. We also may experience unanticipated costs or difficulties integrating newly acquired properties into our existing portfolio or hiring and retaining sufficient operational staff to manage such properties. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we projected in originally analyzing the investment (including, without limitation, as a result of tenant bankruptcies, increased tenant improvements and other concessions, our inability to collect rents and higher than anticipated operating costs), thereby having a material adverse effect on our results of operations. This risk may be particularly pronounced for properties placed into development or acquired shortly before the recent economic downturn, where we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed. For example, 440 First Street, NW, which was 100% vacant at the time of acquisition in the fourth quarter of 2010, was 14.2% occupied and 18.3% leased at December 31, 2013.

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

We also face significant competition for tenants in our properties from owners and operators of business park and office properties that may be more willing to make space available to prospective tenants at lower prices and with greater tenant improvements and other concessions than comparable spaces in our properties, especially in difficult economic times. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge and increase the tenant improvements and other concessions that we offer, which could materially and adversely affect our results of operations.

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

In addition, our access to funds under our revolving credit facility depends on the ability of the lenders that are parties to such facility to meet their funding commitment to us. If our lenders are not able to meet their funding commitment to us, our business, results of operations, cash flow and financial condition could be materially adversely affected.

Our Storey Park redevelopment project is subject to a number of risks, including those related to financing, leasing, development and construction. In addition, if we are not successful in finding an additional capital partner for the redevelopment of Storey Park, we will be carrying a significant investment in a non-income producing property, which could adversely affect our financial condition and cash flow.

The Greyhound lease at Storey Park terminated in August 2013 and we placed the property into development. Although we are exploring options related to this site, including bringing in an additional capital partner, we can provide no assurance that we will be successful in finding an additional capital partner for the redevelopment project. Additionally, we may be unable to engage an additional joint venture capital partner for the redevelopment of Storey Park without the consent of our current joint venture partner for that property. If we are unable to find an additional capital partner, but we find a key tenant willing to commit to the property, we may consider undertaking the redevelopment project without an additional capital partner. Regardless of whether we find an additional capital partner, we may be unable to obtain financing on acceptable terms, or at all, the key tenant may fail to complete its obligations to us, or we may be unable to successfully redevelop the property within the time or cost we expect. Each of these risks, if realized, could adversely affect our financial condition and, in the event we elect to undertake the redevelopment project without an additional capital partner, we would bear the entirety of these risks and related costs. Further, until we find an additional capital partner for the project, Storey Park is a sizable non-income producing property and we are required to cover interest payments on the debt secured by the property and other costs related to owning the property from other sources, which could have an adverse effect on our financial condition and cash flow.

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

Our strategic shift and decision to focus on office properties in the Washington, D.C. metropolitan region, together with our disposition of our industrial portfolio, is subject to a number of risks, including that such disposition reduced the size of our overall portfolio and lead to a further concentration of our portfolio in office properties.

Our strategic and capital plan called for the disposition of the majority of our industrial properties in a portfolio sale, and continued focus on office properties in the Washington, D.C. metropolitan region. At that time, the industrial portfolio represented 16% of the total revenues of our portfolio. We consummated the sale of our industrial portfolio in June 2013. As such, the size of our overall portfolio has been significantly reduced, and therefore any adverse developments at any one of our remaining properties may have a greater negative impact on our results of operations. Although we intend to acquire additional office properties in the future, we face significant competition for acquisitions in the office market and we may not be able or have the opportunity to make suitable investments on favorable terms. See “—We compete with other parties for tenants and property acquisitions.” As such, the resulting decrease in our net income attributable to the industrial properties may not be completely offset by income from the reinvestment of disposition proceeds. In addition, a further concentration of our portfolio in office properties exposes us to the risk of a downturn in the office market to a greater extent than if our portfolio remained more diversified in office and industrial properties.

One aspect of our strategic and capital plan includes growing our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of those properties that are no longer a strategic fit (such as our industrial portfolio). If the proceeds of our capital recycling plan are not what we expect, or if we cannot responsibly and timely deploy the proceeds, there would be a material adverse effect on our results of operations and financial condition.

One aspect of our strategic and capital plan includes growing our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of those properties that are no longer a strategic fit (such as our industrial portfolio). Specifically, one element of our new strategic and capital plan is may involve capital recycling through the disposition of properties that are no longer a strategic fit, properties in submarkets where we do not have asset concentration or operating efficiencies, and/or properties where we believe we cannot further maximize value. We then intend to use the proceeds generated from the any potential disposition of those properties to acquire additional high-quality office properties in the Washington, D.C. metropolitan region. We cannot provide no assure assurance you that we will be able to dispose of properties under our capital recycling plan for the amounts of proceeds we expect, or at all. In addition, if we are able to dispose of those properties on attractive terms, we cannot provide no assure assurance you that we will be able to use the capital in a timely or more efficient manner. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of properties. The failure to dispose of properties under our capital recycling plan, or to timely and more efficiently apply the proceeds from any disposition of properties to attractive acquisition opportunities could have a material adverse effect on our financial condition and results of operations.

Our debt level may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects.

As of December 31, 2013, we had approximately $673.6 million of outstanding indebtedness, consisting principally of our mortgage debt, term loans and amounts outstanding under our credit facility. In addition, we will incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

An increase in our leverage levels may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business through, among other things, acquisitions and developments, and a failure to refinance our existing debt as it matures could have a material adverse effect on our financial condition, liquidity and ability to make distributions to our shareholders. Our leverage levels also could make us more vulnerable to a downturn in business or the economy generally and may adversely affect the market price of our securities if an investment in our common or preferred shares is perceived to be more risky than an investment in our peers.

Covenants in our debt agreements could adversely affect our liquidity and financial condition.

Our unsecured revolving credit facility and unsecured term loan contain certain and varying restrictions on the amount of debt we are allowed to incur and other restrictions and requirements on our operations (including, among other things, requirements to maintain specified coverage ratios and other financial covenants, and limitations on our ability to make distributions, enter into joint ventures, develop properties and engage in certain business combination transactions). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” These restrictions, particularly if we are at or near the required ratios or thresholds, could prevent or inhibit our ability to make distributions to our shareholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to our company, which could adversely affect our financial condition and results of operations. Moreover, our continued ability to borrow under our revolving credit facility is subject to compliance with these financial and operating covenants and our failure to comply with such covenants could cause a default under the credit facility. Although we were in compliance with all of the financial and operating covenants of our outstanding debt agreements as of December 31, 2013, we can provide no assurance that we will be able to continue to comply with these covenants in future periods.

Our debt agreements also contain cross-default provisions that would be triggered if we are in default under other loans in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

Approximately 9%, 9% and 10% of our annualized cash basis rent is scheduled to expire in 2014, 2015 and 2016, respectively. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. For example, as discussed in the risk factor titled “A decrease in federal government spending, or the threat thereof, as a result of sequestration cuts or otherwise, could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties”, our leases with the U.S. Government include favorable tenant termination provisions. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

If recent adverse global market and economic conditions worsen or do not fully recover, our business, results of operations, cash flow and financial condition may be materially adversely affected.

Overall financial market and economic conditions have been challenging in recent years, beginning with the credit crisis and recession that began in 2008. Challenging economic conditions persisted through 2013, including implementation of significant reductions in spending by the U.S. Government, referred to as sequestration, volatility in the debt and equity markets and uncertainty surrounding U.S. federal budget negotiations. These conditions, which could continue or worsen, combined with high unemployment and residential and commercial real estate markets that have been slow to recover, among other things, have contributed to ongoing market volatility and uncertain expectations for the U.S. and other economies. We cannot predict whether these conditions will persist or deteriorate further. If these conditions worsen or do not fully recover, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in material adverse effects on our and our tenants’ financial condition and results of operations. In particular, if our tenants’ businesses or ability to obtain financing deteriorates further, they may be unable to pay rent to us, which could have a material adverse effect on our cash flow.

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

As of December 31, 2013, we had an unsecured revolving credit facility, a $300.0 million unsecured term loan, and a $21.7 million construction loan and certain other debt, some of which is unhedged, that bears interest at a variable rate. In addition, we may incur additional variable rate debt in the future. As of December 31, 2013, we had $442.7 million of variable rate debt, of which, $350.0 million was hedged through twelve interest rate swap agreements. On January 15, 2014, an interest rate swap agreement that fixed LIBOR on $50.0 million of our variable rate debt expired. Our $442.7 million of variable rate debt includes our $22.0 million mortgage loan that encumbers Storey Park, which bears interest at a rate of one-month LIBOR plus 2.75%, with a 5.0% floor. One-month LIBOR was 0.17% at December 31, 2013. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged effectively or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders. For example, if market rates of interest on our unhedged variable rate debt outstanding as of December 31, 2013 increased by 1%, or 100 basis points, the increase in interest expense on our existing unhedged variable rate debt would decrease future earnings and cash flow by approximately $0.7 million annually.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As previously disclosed, management identified a material weakness in our internal control over financial reporting as of December 31, 2011 relating to our monitoring and oversight of compliance with financial covenants under our debt agreements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we remediated the material weakness as of December 31, 2012, we cannot assure you that our internal control over financial reporting will not be subject to additional material weaknesses in the future. Any material weakness in our internal control over financial reporting could prevent us from accurately reporting our results of operations, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. This could prevent or inhibit our ability to access third party sources of capital, which could adversely affect our liquidity and financial condition, and could cause investors to lose confidence in our reported financial information, thereby adversely affecting the perception of our business and the market price of our securities.

We have been informed that the SEC has initiated an informal inquiry relating to the matters that were the subject of our Internal Investigation regarding the material weakness previously identified in the our Annual Report on Form 10-K for the year ended December 31, 2011, which could have a material adverse impact on our business, financial condition, results of operations and cash flow.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have been informed that the SEC has initiated an informal inquiry relating to the matters that were the subject of our Internal Investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. We have been, and intend to continue, voluntarily cooperating fully with the SEC. We cannot reasonably estimate the timing, scope or outcome of this informal inquiry and are unable to predict whether a formal investigation will be initiated or what consequences any further investigation may have on us. The informal inquiry, or any formal investigation that may be initiated, may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations to our trustees and current and former employees. In addition, the informal inquiry, or any formal investigation that may be initiated, may divert management’s attention from our ordinary business operations and may limit our ability to obtain financing to fund our on-going operating requirements. Adverse findings by the SEC or the incurrence of costs, fees, fines or penalties that are not reimbursed by insurance policies, in connection with or as a result of this informal inquiry (or any formal investigation that may be initiated), could have a material adverse impact on our business, financial condition, results of operations and cash flow.

Our mezzanine loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our results of operations and ability to make distributions to our shareholders.

In 2010 and 2011, we structured separate investments in two Washington, D.C. office properties in the form of loans to the owners of the property: a $25.0 million loan that bore interest at a rate of 12.5% per annum, is interest only and matures on April 1, 2017; and a $30.0 million loan that bears interest at a rate of 9.0% per annum that matures on May 1, 2016 and required monthly interest-only payments until May 2013, at which time the loan began requiring monthly principal and interest payments through its maturity date. On January 10, 2014, we amended and restated the $25.0 million mezzanine loan to increase the outstanding balance to $34.0 million, and reduced the fixed interest rate from 12.5% to 9.75%. Each loan is secured by a portion of the owners’ interest in the respective property and is effectively subordinate to a senior mortgage loan on the property. We may engage in additional lending activities in the future, including mezzanine financing activities. These types of loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our shareholders.

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

We have, and may in the future, make investments through partnerships, limited liability companies or joint ventures, some of which may be significant in size. In particular, during 2010 and 2011, we entered a number of joint ventures in connection with our acquisition and development of various real estate assets. Partnership, limited liability company or joint venture investments may involve various risks, including the following:

•	our partners or co-members might become bankrupt (in which event we and any other remaining general partners or co-members would generally remain liable for the liabilities of the partnership or joint venture);

•	our partners or co-members might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	our partners or co-members may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust;

•	our partners or co-members may be in a position to withhold consent necessary for us take certain actions with respect to our jointly owned investments, including rights with respect to development; and

•	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

Our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects, property damage or remediation costs and have a material adverse effect on our results of operations, financial condition and cash flow.

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

Further, the Terrorism Risk Insurance Act, or TRIA, enacted in 2002, provides a government reinsurance program in case of large-scale terrorist attacks. TRIA is currently set to expire on December 31, 2014. If TRIA is not renewed, we may not be able to purchase adequate insurance protection against future terrorist attacks at a reasonable price or at all and, in the event of such attack, any costs associated with recovery from the attack would have a material adverse effect on our financial condition.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our security holders.

Our business and operations would suffer in the event of system failures.

Despite system redundancy and the implementation of security measures for our IT networks and related systems, our systems are vulnerable to damages from any number of sources, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on our IT networks and related systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Any failure to maintain proper function, security and availability of our IT networks and related systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our operations. Further, we are dependent on our personnel and, beyond standard emergency procedures in our headquarters office building, we do not have a formal disaster recovery plan in place to assist our employees, or to facilitate their maintaining continuity of operations after events such as energy blackouts, natural disasters, terrorism, war, and telecommunication failures. As such, any of the foregoing events could have a material adverse effect on our results of operations.

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

We have entered into employment agreements with two of our executive officers, including Douglas J. Donatelli and Nicholas R. Smith, that provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company, terminated without cause, or if the executive officer resigns for “good reason” as defined in the employment agreements. In addition, Andrew P. Blocher, our Executive Vice President and Chief Financial Officer, has an agreement with the Company that provides him with severance benefits if he is terminated by the Company without cause or if he resigns for good reason within 12 months of a change in control of the Company. These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for our securities or otherwise be in the interests of our security holders.

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

Our future success depends, to a significant extent, upon the continued services of our senior management team, including Douglas J. Donatelli. In particular, the extent and nature of the relationships that Mr. Donatelli has developed in the real estate community in our markets is critically important to the success of our business. Although we have employment agreements with Mr. Donatelli and one of our other executive officers, there is no guarantee that Mr. Donatelli or our other key executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Donatelli, would harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our securities.

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

Failure of our operating partnership to be treated as a partnership for federal income tax purposes would result in our failure to maintain our qualification as a REIT.

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

To maintain our qualification as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the Internal Revenue Service describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

If we or our predecessor entity failed to qualify as an S corporation for any of our tax years prior to our initial public offering, we may fail to qualify as a REIT.

To qualify and to maintain our qualification as a REIT, we may not have at the close of any year undistributed “earnings and profits” accumulated in any non-REIT year, including undistributed “earnings and profits” accumulated in any non-REIT year for which we or our predecessor, First Potomac Realty Investment Trust, Inc., did not qualify as an S corporation. Although we believe that we and our predecessor corporation qualified as an S corporation for federal income tax purposes for all tax years prior to our initial public offering, if it is determined that we or our predecessor did not so qualify, we would not have qualified as a REIT for our short taxable year ended December 31, 2003. Any such failure to qualify may also prevent us from maintaining our qualification as a REIT for any of the following four tax years.

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

In the future, particularly as we seek to acquire and develop additional real estate assets consistent with our growth strategy, we may attempt to increase our capital resources through debt offerings or additional equity offerings, including senior or subordinated notes and series of preferred shares or common shares. For example, between 2010 and 2013, we sold approximately 25.3 million common shares and 6.4 million preferred shares in underwritten public offerings and approximately 1.0 million common shares through our controlled equity program.

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

Holders of our Series A Preferred Shares have extremely limited voting rights. Our common shares are the only class of our equity securities carrying full voting rights. Voting rights for holders of Series A Preferred Shares exist primarily with respect to the ability to appoint additional trustees to our Board of Trustees in the event that six quarterly dividends (whether or not consecutive) payable on our Series A Preferred Shares are in arrears, and with respect to voting on amendments to our declaration of trust or our Series A Preferred Shares Articles Supplementary that materially and adversely affect the rights of Series A Preferred Shares holders or create additional classes or series of preferred shares that are senior to our Series A Preferred Shares. Other than very limited circumstances, holders of Series A Preferred Shares will not have voting rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following sets forth certain information about our properties by segment as of December 31, 2013 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at December 31, 2013(3)	Occupied at December 31, 2013(3)
Office
440 First Street, NW(4)	1	Capitol Hill	19,763	$573	100.0%	100.0%
500 First Street, NW	1	Capitol Hill	129,035	4,872	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	6,821	94.9%	87.5%
1211 Connecticut Avenue, NW	1	CBD	125,271	3,640	98.2%	98.2%

Total/Weighted Average	4		522,605	15,906	97.2%	93.6%

Development and Redevelopment
440 First Street, NW(4)	—	Capitol Hill	119,510	—
Storey Park(5)	—	NoMA	—	—

Total Development and Redevelopment	—		119,510	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,178	3,017	75.2%	75.2%

Region Total/Weighted Average	5		755,293	$18,923	93.2%	90.4%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.
(2)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(3)	Does not include space in development or redevelopment.
(4)	In October 2013, we substantially completed the redevelopment of the property. At December 31, 2013, the Company had placed in-service 19,763 square feet of the redeveloped space. The property has 119,510 square feet remaining in redevelopment, which will be placed in-service at the earlier of a tenant taking occupancy or October 2014.
(5)	The property was acquired through a consolidated joint venture in which we have a 97% controlling economic interest. The property was leased to Greyhound Lines, Inc., which relocated to Union Station and whose lease expired on August 31, 2013, at which time, the property was placed into development. The joint venture anticipates developing a mixed-used project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. The property was previously referred to as 1005 First Street, NE.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2013	Occupied at December 31, 2013
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,105	100.0%	100.0%
Gateway 270 West	6	Clarksburg	255,917	2,958	83.3%	70.9%
Girard Business Center(3)	7	Gaithersburg	297,422	2,928	83.7%	81.5%
Owings Mills Business Park(4)	4	Owings Mills	180,475	1,299	58.6%	58.6%
Rumsey Center	4	Columbia	134,689	1,252	83.7%	83.7%
Snowden Center	5	Columbia	145,267	2,204	100.0%	98.8%

Total Business Park	33		1,326,616	14,746	85.8%	82.8%
Office
Annapolis Business Center	2	Annapolis	102,374	1,744	98.8%	98.8%
Metro Park North	4	Rockville	191,469	3,301	100.0%	73.1%
Cloverleaf Center	4	Germantown	173,766	2,333	84.3%	74.1%
Gateway Center(3)	2	Gaithersburg	44,551	526	74.5%	74.5%
Hillside I and II	2	Columbia	85,631	863	71.1%	71.1%
TenThreeTwenty	1	Columbia	136,817	1,723	81.6%	71.0%
Patrick Center(5)	1	Frederick	66,269	1,055	77.1%	77.1%
Redland Corporate Center(6)	3	Rockville	483,162	10,035	100.0%	98.7%
West Park(7)	1	Frederick	28,333	281	85.1%	85.1%

Total Office	20		1,312,372	21,861	91.7%	84.8%

Total Consolidated	53		2,638,988	36,607	88.7%	83.8%

Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	822	45.9%	45.9%
Rivers Park I and II	6	Columbia	307,984	4,115	94.7%	90.9%

Total Joint Ventures	9		428,269	4,937	81.0%	78.3%

Region Total/Weighted Average	62		3,067,257	$41,544	87.7%	83.0%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.
(3)	Girard Business Center consists of the following properties: Girard Business Center and Girard Place. On January 29, 2014, we sold a portfolio of properties that consisted of Girard Business Center and Gateway Center for aggregate net proceeds of $31.6 million.
(4)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.
(5)	On February 11, 2014, we entered into a binding contract to sell Patrick Center. The sale is expected to be completed in the second quarter of 2014. However, we can provide no assurances regarding the timing or pricing of the sale of the Patrick Center property, or that such sale will occur at all.
(6)	Includes 540 Gaither Road (Redland I), which was acquired on October 1, 2013.
(7)	On January 10, 2014, we entered into a binding contract to sell West Park. The sale is expected to be completed in March 2014. However, we can provide no assurances regarding the timing or pricing of the sale of the West Park property, or that such sale will occur at all.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2013	Occupied at December 31, 2013
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$2,581	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,332	639	60.5%	60.5%
Linden Business Center	3	Manassas	109,787	1,046	97.4%	97.4%
Prosperity Business Center	1	Merrifield	71,373	733	84.9%	84.9%
Sterling Park Business Center(2)	7	Sterling	474,817	4,311	92.6%	92.0%

Total Business Park	17		952,493	9,310	90.6%	90.4%
Office
Atlantic Corporate Park	2	Sterling	219,519	1,615	43.2%	36.5%
Cedar Hill	2	Tysons Corner	102,632	2,197	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,084	1,549	82.7%	82.7%
Enterprise Center	4	Chantilly	187,996	2,884	85.3%	84.7%
One Fair Oaks	1	Fairfax	214,214	5,284	100.0%	100.0%
Reston Business Campus	4	Reston	82,372	1,091	83.2%	83.2%
Three Flint Hill	1	Oakton	180,741	2,875	92.2%	82.9%
Van Buren Office Park	5	Herndon	107,409	998	77.9%	77.9%
Windsor at Battlefield	2	Manassas	155,511	2,101	96.8%	90.3%

Total Office	25		1,378,478	20,594	83.2%	80.1%
Industrial
Newington Business Park Center	7	Lorton	254,148	2,243	79.7%	79.7%
Plaza 500	2	Alexandria	500,938	5,107	96.6%	96.6%

Total Industrial	9		755,086	7,350	90.9%	90.9%

Total Consolidated	51		3,086,057	37,254	87.4%	85.9%

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	328,153	7,454	98.1%	85.5%

Region Total/Weighted Average	53		3,414,210	$44,708	88.4%	85.9%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2013	Occupied at December 31, 2013
RICHMOND
Business Park
Chesterfield Business Center(2)	11	Richmond	320,111	$1,705	75.7%	75.7%
Hanover Business Center	4	Ashland	184,081	779	67.5%	64.0%
Park Central	3	Richmond	204,789	2,022	86.3%	86.3%
Virginia Technology Center	1	Glen Allen	118,855	1,291	82.3%	82.3%

Total Richmond	19		827,836	5,797	77.4%	76.6%

NORFOLK
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	811	100.0%	100.0%
Crossways Commerce Center(3)	9	Chesapeake	1,083,785	11,432	95.8%	95.8%
Greenbrier Business Park(4)	4	Chesapeake	410,723	3,914	77.4%	75.8%
Norfolk Commerce Park(5)	3	Norfolk	261,853	2,482	89.8%	89.6%

Total Business Park	17		1,853,081	18,639	91.1%	90.7%
Office
Greenbrier Towers	2	Chesapeake	171,554	1,708	82.9%	82.6%

Total Office	2		171,554	1,708	82.9%	82.6%

Total Norfolk	19		2,024,635	20,347	90.4%	90.0%

Region Total/Weighted Average	38		2,852,471	$26,144	86.6%	86.1%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center and Pine Glen.
(3)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, Crossways Commerce Center IV and 1434 Crossways Boulevard.
(4)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.
(5)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

Lease Expirations

Approximately 8.5% of our annualized cash basis rent is scheduled to expire in 2014. At December 31, 2013, we did not have any month-to-month leases in our consolidated portfolio. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. Our management continually monitors our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions.

During 2013, we delivered positive net absorption of 0.3 million square feet, and had a tenant retention rate of 67%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases in 2013 increased 1.0% compared with the expiring leases. During 2013, we executed new leases for 0.8 million square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of December 31, 2013 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
2014	120	732,674	9.1%	$9,843	8.5%	$13.43
2015	111	699,441	8.7%	9,134	7.9%	13.06
2016	106	762,807	9.5%	12,669	10.9%	16.61
2017	95	1,211,423	15.1%	18,445	15.9%	15.23
2018	85	1,011,338	12.6%	11,992	10.3%	11.86
2019	87	958,259	12.0%	12,416	10.7%	12.96
2020	48	853,455	10.6%	12,101	10.4%	14.18
2021	25	374,307	4.7%	4,629	4.0%	12.37
2022	20	248,739	3.1%	3,374	2.9%	13.57
2023	15	563,545	7.0%	10,993	9.5%	19.51
Thereafter	32	602,046	7.6%	10,315	9.0%	17.13

Total / Weighted Average	744	8,018,034	100.0%	$115,911	100.0%	$14.46

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.
(2)	Annualized Cash Basis Rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(3)	Represents Annualized Cash Basis Rent at December 31, 2013, divided by the square footage of the expiring leases.

Our average effective annual rental rate per square foot on a cash basis for each of the previous five years is as follows:

Weighted Average Base Rent per Square Foot(1)
2009	$9.87
2010	10.61
2011	11.84
2012	11.83
2013	13.58

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. The annualized cash basis rent is divided by the total square footage under the terms of the respective leases from which the annualized cash basis rent is derived.

Our weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted Average Occupancy Rates
2009	86.1%
2010	84.1%
2011	81.3%
2012	83.3%
2013	84.6%

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of December 31, 2013, we are not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FPO.” Our common shares began trading on the NYSE upon the closing of our initial public offering in October 2003. At December 31, 2013, there were 51 common shareholders of record. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders.

The following table sets forth the high and low sales prices for our common shares and the dividends paid per common share for 2013 and 2012.

	Price Range		Dividends
2013	High	Low	Per Share
Fourth Quarter	$13.01	$10.96	$0.15
Third Quarter	14.63	12.19	0.15
Second Quarter	16.13	12.11	0.15
First Quarter	14.90	12.55	0.15

	Price Range		Dividends
2012	High	Low	Per Share
Fourth Quarter	$13.48	$10.94	$0.20
Third Quarter	13.38	10.96	0.20
Second Quarter	13.27	10.94	0.20
First Quarter	15.10	12.01	0.20

As previously disclosed, we reduced our quarterly dividend by 25% in 2013 to an annual rate of $0.60 per share in connection with our updated strategic and capital plan. On January 29, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 18, 2014 to common shareholders of record as of February 10, 2014. We continue to believe that this reduction is consistent with our strategic and capital plan, and will enable us to improve our balance sheet and finance future growth.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. Our ability to make future cash distributions will be dependent upon, among other things (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions” and such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and any agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Historically, we have generated sufficient cash flows from operating activities to fund distributions. We may rely on borrowings under our unsecured revolving credit facility or may make taxable distributions of our shares or securities to make any distributions in excess of cash available from operating activities.

Unregistered Sales of Equity Securities and Issuer Repurchases

We did not sell any unregistered equity securities during the twelve months ended December 31, 2013. During 2013, 6,718 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares in 2013.

During 2013, we issued 35,911 common Operating Partnership units to the seller of 840 First Street, NE, which we acquired in 2011. The issuance of the 35,911 common Operating Partnership units reduced our contingent consideration obligation entered into with the seller at acquisition. We fulfilled the remaining contingent consideration obligation to the seller of 840 First Street, NE with the issuance of 3,125 common Operating Partnership units in February 2014. These common Operating Partnership units were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act (“Regulation D”). Each of the limited partners represented to the Operating Partnership that it was an “accredited investor” as defined in Regulation D and that it was acquiring the common Operating Partnership units for investment purposes. The Operating Partnership issued the units only to the former owners of the property and did not engage in a general solicitation in connection with the issuance.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2003 Equity Compensation Plan, as amended, and our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of these repurchases during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2013 through October 31, 2013	65,801	$12.32	N/A	N/A
November 1, 2013 through November 30, 2013	—	—	N/A	N/A
December 1, 2013 through December 31, 2013	—	—	N/A	N/A

Total	65,801	$12.32	N/A	N/A

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

Share Return Performance

The following graph compares the cumulative total return on our common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period from December 31, 2008 through December 31, 2013 assuming the investment of $100 in each of the Company and the two indices, on December 31, 2008, and the reinvestment of common dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD

DECEMBER 31, 2008 THROUGH DECEMBER 31, 2013

FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND

THE MSCI US REIT INDEX (RMS)

	Total Return Index from 12/31/08 to the Period Ended
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First Potomac Realty Trust	100.00	149.48	210.68	172.36	174.03	171.15
MSCI US REIT (RMS)	100.00	128.61	165.23	179.60	211.50	216.73
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

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

The following table presents selected financial information of our Company and our subsidiaries. The financial information has been derived from the consolidated balance sheets and consolidated statements of operations.

The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(amounts in thousands, except per share amounts)	2013	2012	2011	2010	2009
				(unaudited)
Operating Data:
Total revenues	$156,623	$150,415	$131,304	$96,219	$88,387
Loss from continuing operations	$(9,523)	$(22,988)	$(14,282)	$(19,663)	$(6,411)
Income from discontinued operations	20,504	14,607	5,530	7,988	10,467

Net income (loss)	10,981	(8,381)	(8,752)	(11,675)	4,056
Less: Net loss (income) attributable to noncontrolling interests	93	986	688	232	(124)

Net income (loss) attributable to First Potomac Realty Trust	11,074	(7,395)	(8,064)	(11,443)	3,932
Less: Dividends on preferred shares	(12,400)	(11,964)	(8,467)	—	—

Net (loss) income attributable to common shareholders	$(1,326)	$(19,359)	$(16,531)	$(11,443)	$3,932

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.39)	$(0.68)	$(0.46)	$(0.54)	$(0.24)
Income from discontinued operations	0.36	0.28	0.11	0.21	0.36

Net (loss) income	$(0.03)	$(0.40)	$(0.35)	$(0.33)	$0.12

Cash dividends declared and paid per common share	$0.60	$0.80	$0.80	$0.80	$0.94

	At December 31,
(amounts in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$1,502,460	$1,717,748	$1,739,752	$1,396,682	$1,071,173
Debt	673,648	933,864	945,023	725,032	645,081
Series A Preferred Shares	160,000	160,000	115,000	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K. See “Risk Factors” and “Special Note About Forward-Looking Statements.”

Overview

We are a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. Our strategic focus is on acquiring and redeveloping properties that we believe can benefit from our intensive property management, leasing expertise, market knowledge and established relationships, and we seek to reposition these properties to increase their profitability and value. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. Our portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

At December 31, 2013, we wholly-owned or had a controlling interest in properties totaling 9.1 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can accommodate approximately 1.5 million square feet of additional development. Our consolidated properties were 85.8% occupied by 576 tenants. We do not include square footage that is in development or redevelopment, which totaled 0.1 million square feet at December 31, 2013, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties.

The primary source of our revenue is rent received from tenants under long-term (generally three to ten years) operating leases at our properties, including reimbursements from tenants for certain operating costs. Additionally, we may generate earnings from the sale of assets to third parties or contributed into joint ventures.

Our long-term growth will principally be driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	sell non-core assets to third parties, or contribute properties to joint ventures, at favorable prices;

•	continue to grow our portfolio through acquisitions of new properties, potentially through joint ventures;

•	development and redevelopment of existing assets; and

•	execute initiatives designed to increase balance sheet capacity and expand the sources of capital necessary to achieve investment-grade metrics over time.

Significant 2013 Activity

•	Executed 1.7 million square feet of leases, including 0.8 million square feet of new leases;

•	Increased leased percentages year-over-year from 84.9% to 88.1% and occupied percentages from 83.0% to 85.8%;

•	Sold the majority of our industrial portfolio for aggregate gross proceeds of $259.0 million;

•	Issued 7.5 million common shares through a public offering, generating net proceeds of $105.1 million, which proceeds were largely utilized to pay down debt;

•	Amended our unsecured revolving credit facility and unsecured term loans to increase borrowing capacity, extend the maturity and reduce LIBOR spreads for each; and

•	Acquired 540 Gaither Road (Redland I), one of the three multi-story office buildings at Redland Corporate Center, in Rockville, Maryland, for $30.0 million, which results in our complete ownership of the fully leased office complex.

Our total assets were $1.5 billion at December 31, 2013 as compared with $1.7 billion at December 31, 2012, which is primarily a result of the sale of the majority of our industrial portfolio in June 2013.

Updated Strategic and Capital Plan

In January 2013, we announced an updated strategic and capital plan. As previously disclosed, we continue to execute our strategy of repositioning our portfolio to focus on high-quality office properties in the Washington, D.C. metropolitan region. We executed the following initiatives in 2013:

•	Sold the majority of our industrial properties, consisting of approximately 4.3 million square feet, which generated aggregate gross proceeds of $259.0 million;

•	Implemented targeted portfolio management initiatives to drive operating efficiencies and improve occupancy;

•	Executed steps designed to increase balance sheet capacity and expand the sources of capital necessary to achieve investment-grade credit metrics over time; and

•	Declared and paid a quarterly dividend of $0.15 per common share, which equated to an annualized dividend of $0.60 per common share, representing a 25% decrease from our prior annualized dividend of $0.80 per common share.

We believe that continuing to execute these initiatives will result in a portfolio with a greater concentration of high-quality office properties in the Washington, D.C. metropolitan region, improved occupancy and performance within our portfolio, and additional financial flexibility. However, we can provide no assurances as to the outcome of certain initiatives set forth in our updated strategic and capital plan.

Industrial Portfolio Sale

As previously disclosed, consistent with the updated strategic and capital plan announced in January 2013, during the second quarter of 2013, we sold 24 industrial properties, which comprised the majority of our industrial portfolio and consisted of approximately 4.3 million square feet, 2.6 million square feet of which were located in Southern Virginia (the “Industrial Portfolio Sale”). The aggregate sales price of the Industrial Portfolio Sale, which consisted of two separate transactions, was $259.0 million. Specifically, on May 7, 2013, the Company sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia, for $17.5 million. On June 18, 2013, the Company completed the sale of the remaining 23 industrial properties to an affiliate of Blackstone Real Estate Partners VII for $241.5 million.

Proceeds from the Industrial Portfolio Sale were partially utilized to repay $42.7 million of mortgage and other indebtedness secured by the properties and to pay associated prepayment penalties and closing costs. In addition, we used a portion of the net proceeds from the sale to prepay a $16.4 million mortgage loan that encumbered Cloverleaf Center and to repay $121.0 million of the then outstanding balance under our unsecured revolving credit facility. For tax planning purposes, we placed $28.2 million of the net proceeds with a qualified intermediary in order to facilitate a potential tax-free exchange. On October 1, 2013, we utilized the $28.2 million of proceeds that was set aside for a tax-free exchange, as well as available cash, to acquire 540 Gaither Road (Redland I), a six-story, 134,000 square foot office building in Rockville, Maryland. The property is located within Redland Corporate Center, which is comprised of three multi-story, office buildings totaling 483,000 square feet.

Development and Redevelopment Activity

We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.5 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C reporting segment, 0.1 million in the Maryland reporting segment, 0.6 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

On August 4, 2011, we formed a joint venture with an affiliate of Perseus Realty, LLC to acquire Storey Park in the our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At December 31, 2013, our total investment in the development project was $48.4 million, which included the $43.3 million original cost basis of the property. In conjunction with our updated strategic and capital plan, we are exploring options related to Storey Park, including bringing in an additional capital partner. While we currently do not intend to incur significant additional costs related to the project without bringing in an additional capital partner, we are continuing to market the site to potential users, and believe that the mixed-use project will greatly enhance the NOMA submarket and our portfolio.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. During 2013, we placed in-service 19,763 square feet of office space at the property. At December 31, 2013, our total investment in the redevelopment project was $53.7 million, which included the original cost basis of the property of $23.6 million.

We did not place-in service any development efforts during 2013. We will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At December 31, 2013, we had 119,510 square feet of redevelopment efforts at 440 First Street, NW that have yet to be placed-in service. At December 31, 2013, the Company had no completed development efforts that have yet to be placed in service.

During 2012, we completed and placed in-service development and redevelopment efforts on 302,000 square feet of space, which was primarily office space, and all of which is located in our Northern Virginia reporting segment.

Informal SEC Inquiry

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we were informed that the SEC initiated an informal inquiry relating to the matters that were the subject of the Audit Committee’s internal investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. The SEC staff has informed us that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor considered a reflection upon any person, entity or security. We have been, and intend to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) that require us to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that we deem most important to the portrayal of our financial condition, results of operations and cash flows. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. Our critical accounting policies and estimates relate to revenue recognition, including evaluation of the collectability of accounts and notes receivable, impairment of long-lived assets, purchase accounting for acquisitions of real estate, derivative instruments and share-based compensation.

The following is a summary of certain aspects of these critical accounting policies and estimates.

Revenue Recognition

We generate substantially all of our revenue from leases on our properties. We recognize rental revenue on a straight-line basis over the term of our leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. We consider current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes we incur. Such reimbursements are recognized in the period in which the expenses are incurred. We record a provision for losses on estimated uncollectible accounts receivable based on our analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and we have possession of the terminated space.

Accounts and Notes Receivable

We must make estimates of the collectability of our accounts and notes receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees and interest and other income. We specifically analyze accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts receivable. These estimates have a direct impact on our net income as a higher required allowance for doubtful accounts receivable will result in lower net income. The uncollectible portion of the amounts due from tenants, including straight-line rents, is charged to property operating expense in the period in which the determination is made. We consider similar criteria in assessing impairment associated with outstanding loans or notes receivable and whether any allowance for anticipated credit loss is appropriate.

Investments in Real Estate and Real Estate Entities

Investments in real estate and real estate entities are initially recorded at fair value if acquired in a business combination or carried at initial cost when constructed or acquired in an asset purchase, less accumulated depreciation and, when appropriate, impairment losses. Improvements and replacements are capitalized at cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our assets, by class, are as follows:

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Lease related intangible assets	The term of the related lease
Tenant improvements	Shorter of the useful life of the asset or the term of the related lease

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make estimates as to whether there are impairments in the carrying values of our investments in real estate. Further, we will record an impairment loss if we expects to dispose of a property, in the near term, at a price below carrying value. In such an event, we will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.

We will classify a building as held-for-sale in accordance with GAAP in the period in which we make the decision to dispose of the building, our Board of Trustees or a designated delegate approves the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies will exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, we will cease depreciation of the asset. We will classify any impairment loss, together with the building’s operating results, as discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in our consolidated balance sheets in the period the held-for-sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition.

We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during 2013, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Our determination of these fair values requires us to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.

Derivative Instruments

We are exposed to certain risks arising from business operations and economic factors. We use derivative financial instruments to manage exposures that arise from business activities in which our future exposure to interest rate fluctuations is unknown. The objective in the use of an interest rate derivative is to add stability to interest expenses and manage exposure to interest rate changes. We do not use derivatives for trading or speculative purposes and we intend to enter into derivative agreements only with counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign its side of the hedging transaction.

We may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the effective portion of the change in the fair value of the assets or liabilities is recorded within equity (cash flow hedge) or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. For a cash flow hedge, we record our proportionate share of unrealized gains or losses on our derivative instruments associated with our unconsolidated joint ventures within equity and “Investment in affiliates.” We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.

Share-Based Payments

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, we use a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, we use the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, we use a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

Results of Operations

Comparison of the Years Ended December 31, 2013, 2012 and 2011

During 2013, we acquired 540 Gaither Road (Redland I) for $30.0 million. We did not acquire any properties in 2012. During 2011, we acquired the following consolidated properties: Cedar Hill; TenThreeTwenty (formerly 10320 Little Patuxent Parkway); 840 First Street, NE; One Fair Oaks; Greenbrier Towers; Storey Park; and Hillside I and II for an aggregate purchase cost of $268.6 million. We acquired Storey Park in 2011 through a joint venture in which we had a 97% controlling economic interest.

The term “Comparable Portfolio” refers to all consolidated properties owned by us, with operating results reflected in our continuing operations, for the entirety of the periods presented. The operating results for our disposed properties, including Girard Business Center, Gateway Center, West Park, and Patrick Center, which were classified as held-for-sale at December 31, 2013, are reflected as discontinued operations for the periods presented.

In the year-over-year discussion of operating results below, all properties that have been excluded during either of the years being compared are referred to as the “Non-comparable Properties”, which, in addition to properties that we acquired in the periods presented, include Three Flint Hill, Davis Drive, Storey Park and 440 First Street, NW.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
Rental	$124,437	$119,988	$4,449	4%	$119,988	$106,222	$13,766	13%
Tenant reimbursements and other	$32,186	$30,427	$1,759	6%	$30,427	$25,082	$5,345	21%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $4.4 million in 2013 compared with 2012. The Non-comparable Properties contributed $2.4 million of additional rental revenue during 2013 compared with 2012, primarily due to an increase in occupancy at Three Flint Hill, which increased to 82.9% at December 31, 2013 from 54.2% at December 31, 2012. The increase in rental revenue for the Non-comparable Properties was partially offset by a decline in rental revenue from Storey Park, as the property became vacant at the end of August 2013, at which time, the property was placed into development. Rental revenue for the Comparable Portfolio increased $2.0 million in 2013 compared with 2012 due to an increase in occupancy during 2013. The weighted average occupancy of the Comparable Portfolio was 84.5% during 2013 compared with 82.5% during 2012. The increase in rental revenue in 2013 compared with 2012 includes $0.6 million for Maryland, $3.6 million for Northern Virginia and $0.8 million for Southern Virginia. Rental revenue for Washington, D.C. decreased $0.6 million in 2013 compared with 2012.

Rental revenue increased $13.8 million in 2012 compared with 2011 due primarily to the Non-comparable Properties contributing $9.3 million of additional rental revenue during 2012 compared with 2011. Rental revenue for the Comparable Portfolio increased $4.5 million in 2012 compared with 2011 due to an increase in occupancy during 2012. The weighted average occupancy of the Comparable Portfolio was 81.0% during 2012 compared with 79.6% during 2011. The increase in rental revenue in 2012 compared with 2011 includes $5.6 million for Maryland, $3.0 million for Washington, D.C., $3.6 million for Northern Virginia and $1.6 million for Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $1.8 million in 2013 compared with 2012 primarily due to the Non-comparable Properties, which contributed $1.5 million of additional tenant reimbursements and other revenues in 2013 compared with 2012. For the Comparable Portfolio, tenant reimbursements and other revenues increased $0.3 million in 2013 compared with 2012 primarily due to an increase in occupancy, which led to higher recoverable operating expenses. The increase for the Comparable Portfolio was partially offset by a decrease in termination fee income, due to a $1.0 million termination fee received from a tenant in our Maryland reporting segment in the second quarter of 2012. The increase in tenant reimbursements and other revenues in 2013 compared with 2012 includes $1.6 million for Washington, D.C., $1.0 million for Northern Virginia and $0.3 million for Southern Virginia. Tenant reimbursements and other revenues for Maryland decreased $1.1 million in 2013 compared with 2012.

Tenant reimbursements and other revenues increased $5.3 million in 2012 compared with 2011. The increase is primarily due to the Non-comparable Properties, which contributed $4.2 million of additional tenant reimbursements and other revenues in 2012 compared with 2011. For the Comparable Portfolio, tenant reimbursements and other revenues increased $1.1 million in 2012 compared with 2011 due to an increase in termination fee income and higher recoverable property operating expenses. The increase in tenant reimbursements and other revenues in 2012 compared with 2011 includes $2.3 million for Maryland, $2.5 million for Washington, D.C. and $0.9 million for Northern Virginia. For Southern Virginia, tenant reimbursements and other revenues decreased $0.4 million in 2012 compared with 2011.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
Property operating	$40,850	$36,470	$4,380	12%	$36,470	$31,957	$4,513	14%
Real estate taxes and insurance	$16,627	$14,746	$1,881	13%	$14,746	$13,082	$1,664	13%

Property operating expenses increased $4.4 million in 2013 compared with 2012. The increase is primarily due to the Comparable Portfolio, which contributed $4.0 million of additional property operating expenses in 2013 compared with 2012, due to an increase in occupancy, which resulted in higher variable operating expenses and reserves for anticipated bad debt expense. The increase in property operating expenses for the Comparable Portfolio was also due to an increase in snow and ice removal costs in 2013 compared with 2012. In addition, the Non-comparable Properties contributed $0.4 million of additional property operating expenses in 2013 compared with 2012. The increase in property operating expenses in 2013 compared with 2012 includes $0.2 million for Maryland, $1.9 million for Washington D.C., $1.1 million for Northern Virginia and $1.2 million for Southern Virginia.

Property operating expenses increased $4.5 million in 2012 compared with 2011. The increase is primarily due to the Non-comparable Properties, which contributed $3.4 million of additional property operating expenses in 2012 compared with 2011. For the Comparable Portfolio, property operating expenses increased $1.1 million in 2012 compared with 2011 primarily due to an increase in variable operating expenses, which was partially offset by lower anticipated bad debt expense. The increase in property operating expenses in 2012 compared with 2011 includes $1.3 million for Maryland, $1.0 million for Washington, D.C., $1.2 million for Northern Virginia and $1.0 million for Southern Virginia.

Real estate taxes and insurance expense increased $1.9 million in 2013 compared with 2012. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $1.1 million in 2013 compared with 2012. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.8 million in 2013 compared with 2012 due to higher real estate tax assessments. The increase in real estate taxes and insurance expense in 2013 compared with 2012 includes $0.3 million for Maryland, $0.9 million for Washington, D.C. and $0.7 million for Northern Virginia. Real estate taxes and insurance expense remained flat for Southern Virginia in 2013 compared with 2012.

Real estate taxes and insurance expense increased $1.7 million in 2012 compared with 2011. The Non-comparable Properties contributed an increase in real estate taxes and insurance expense of $1.4 million in 2012 compared with 2011. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.3 million in 2012 compared with 2011 due to higher real estate tax assessments. The increase in real estate taxes and insurance expense in 2012 compared with 2011 includes $0.1 million for Maryland, $0.9 million for Washington, D.C., $0.6 million for Northern Virginia and $0.1 million for Southern Virginia.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$21,979	$23,568	$(1,589)	(7)%	$23,568	$16,027	$7,541	47%

General and administrative expenses decreased $1.6 million during 2013 compared with 2012 as legal and accounting fees decreased $3.6 million in 2013, primarily due to approximately $4.5 million of fees incurred in connection with our internal investigation, which was completed in 2012, as well as personnel separation costs incurred in 2012. The decrease in general and administrative expenses in 2013 was partially offset by a $0.6 million increase in personnel separation costs in 2013 compared with 2012. In addition, we incurred $0.4 million of legal fees associated with an informal SEC inquiry during 2013 and experienced an increase in corporate rent expense in 2013 compared with 2012, due to a full-year impact of the expansion of our corporate offices. We anticipate general and administrative expenses will decrease for 2014 compared with 2013 as we expect to experience an overall decline in legal and accounting fees in 2014 compared with 2013. However, as discussed in “Item 1A—Risk Factors,” the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2014.

General and administrative expenses increased $7.5 million during 2012 compared with 2011 as legal and accounting fees associated with our completed internal investigation and personnel separation costs resulted in an aggregate increase of $4.5 million for 2012. The increase in general and administrative expenses during 2012 was also attributable to an increase in employee compensation costs due to merit increases and a higher headcount in 2012; an increase in software expense, as we implemented our new enterprise accounting software in late 2011; and an increase in corporate rent expense, as we expanded our corporate headquarters in late 2012.

Acquisition costs are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$602	$49	$553	NM	$49	$5,042	$(4,993)	(99)%

Acquisition costs increased $0.6 million during 2013 compared with 2012 due to the acquisition of 540 Gaither Road (Redland I) in October 2013.

Acquisition costs decreased $5.0 million during 2012 compared with 2011, as there were no acquisitions during 2012 compared with nine properties acquired during 2011, including two properties acquired through unconsolidated joint ventures.

Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$57,676	$54,468	$3,208	6%	$54,468	$48,248	$6,220	13%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $3.2 million in 2013 compared with 2012. The Non-comparable Properties contributed additional depreciation and amortization expense of $2.1 million in 2013 compared with 2012 as redevelopment projects at Three Flint Hill and Sterling Park Business Center were placed into service during the third quarter of 2012. Depreciation and amortization expense attributable to the Comparable Portfolio increased $1.1 million in 2013 compared with 2012 primarily due to additional leasing costs incurred plus the placing into service of additional tenant and construction improvements.

Depreciation and amortization expense increased $6.2 million in 2012 compared with 2011. The Non-comparable Properties contributed additional depreciation and amortization expense of $4.0 million in 2012 compared with 2011. Depreciation and amortization expense attributable to the Comparable Portfolio increased $2.2 million in 2012 compared with 2011 primarily due to placing additional development and redevelopment in service during 2012.

Impairment of real estate assets are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$—	$2,444	$(2,444)	(100)%	$2,444	$—	$2,444	—

Impairment of real estate assets represent impairment charges incurred on properties that have not been sold or classified as held-for-sale as of December 31, 2013, which would result in their operations being classified as discontinued operations in our consolidated statements of operations. During 2012, we sold two of the six buildings comprising Owings Mills Business Park, which is located in our Maryland reporting segment. The impairment charge of $2.4 million recorded within continuing operations during 2012 represents the reduction of the carrying value of the remaining buildings at Owings Mills Business Park to reflect their fair value. We did not record any other impairment charges within continuing operations during 2013, 2012 or 2011.

Contingent consideration related to acquisition of property is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$(213)	$152	$(365)	NM	$152	$(1,487)	$1,639	NM

On March 25, 2011, we acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, we recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, we issued 544,673 common Operating Partnership units to satisfy $7.1 million of our contingent consideration obligation. We recognized a $1.5 million gain in 2011 associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. During the second quarter of 2013, we entered into an agreement to lease additional space at the property (which lease commenced in the fourth quarter of 2013) and, as a result, issued 35,911 common Operating Partnership units to the seller in the fourth quarter of 2013 in accordance with the terms of the purchase agreement. At December 31, 2013, the remaining contingent consideration obligation was $39 thousand. During the fourth quarter of 2013, we entered into an agreement to lease additional space at the property and, as a result, issued 3,125 common Operating Partnership units to the seller in February 2014 to satisfy the obligation.

As part of the consideration for our 2009 acquisition of Ashburn Center, we recorded a contingent consideration obligation arising from a fee agreement entered into with the seller pursuant to which we will be obligated to pay additional consideration if certain returns are achieved over the five-year term of the agreement or if the property is sold within the term of the five-year agreement. We have classified our contingent consideration liabilities within “Accounts payable and other liabilities” and any changes in their fair values subsequent to their acquisition date valuations are charged to earnings. Since we use discounted cash flows over a stabilization period to value our contingent consideration related to Ashburn Center, the determination of the fair value of contingent consideration performed in a subsequent period reflects a reduction in the period to achieve stabilization and an increase in the likelihood of reaching fulfillment of the obligation. As a result of the above, and our determination that we will owe the maximum amount required under the contract, our contingent consideration will increase immaterially over time. In 2012, we recorded a $152 thousand increase in our contingent consideration liability related to Ashburn Center that reflected a reduction of the period to reach stabilization. During June 2013, we achieved the specified returns and increased our liability to the seller. We paid the seller of Ashburn Center $1.7 million during the third quarter of 2013 to satisfy the obligation.

Other Expenses, net

Interest expense is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$33,141	$40,998	$(7,857)	(19)%	$40,998	$38,652	$2,346	6%

During 2013, we made significant progress executing our updated strategic and capital plan, which resulted in an improvement in our balance sheet metrics through a reduction in outstanding debt. At December 31, 2013, we had $673.6 million of debt outstanding with a weighted average interest rate of 3.9% compared with $933.9 million of debt outstanding with a weighted average interest rate of 4.5% at December 31, 2012.

Interest expense decreased $7.9 million in 2013 compared with 2012, primarily due to reducing our outstanding debt by over $260 million in 2013. During 2013, we repaid outstanding debt with proceeds from the sale of our industrial portfolio, the issuance of 7.5 million common shares in May 2013, and amending and restating our revolving credit facility and unsecured term loans in October 2013, which reduced our LIBOR spreads to current market rates. In 2013, our weighted average borrowings under the unsecured revolving credit facility were $139.4 million with a weighted average interest rate of 2.6%, compared with weighted average borrowings of $178.8 million with a weighted average interest rate of 2.9% in 2012. Our unsecured revolving credit facility had a weighted average interest rate of 1.7% at December 31, 2013 and 3.0% at December 31, 2012.

Interest expense increased $2.3 million in 2012 compared with 2011, primarily as a result of our incurring a full-year of interest expense from debt incurred in financing our 2011 property acquisitions. During 2011, we acquired seven properties for an aggregate of $268.6 million, which included the assumption of $153.5 million of mortgage debt. The majority of the balance between the total acquisition price and the mortgage debt assumed relating to the 2011 acquisitions was funded with proceeds from draws under our unsecured revolving credit facility. As a result, our outstanding debt balance increased by $220.0 million during 2011.

The increase in interest expense as the result of a larger outstanding debt balance throughout 2012 compared with 2011 was partially offset by a lower weighted average interest rate on our outstanding debt in 2012 compared with 2011. During 2012, we early extinguished our $37.5 million Series A senior notes and our $37.5 million Series B senior notes (see, “Loss on Debt Extinguishment” discussion that follows), which had interest rates of 6.4% and 6.6%, respectively, with borrowings under our unsecured revolving credit facility, which had a weighted average interest rate of 2.9% in 2012. We also repaid $126.2 million of mortgage debt in 2012 that had a weighted average interest rate of 6.6% with borrowing under our unsecured revolving credit facility or with proceeds from new mortgage debt that was issued at significantly lower rates.

We anticipate that interest expense will decline in 2014 compared with 2013 as a result of reducing our overall debt balance and amending and restating our revolving credit facility and unsecured term loans, which will continue to reduce our borrowing costs.

Interest and other income are summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$6,373	$6,046	$327	5%	$6,046	$5,282	$764	14%

In December 2010, we provided a $25 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., which is secured by a portion of the owners’ interest in the property. On January 10, 2014, we amended and restated the loan to increase the outstanding balance to $34 million, and reduced the fixed interest rate from 12.5% to 9.75%. The amended and restated loan matures on April 1, 2017 and is repayable in full on or after December 21, 2015. In April 2011, we provided a $30 million mezzanine loan to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C., which has a fixed interest rate of 9.0%. In May 2013, the loan began requiring monthly principal payments, which will reduce the outstanding balance of the loan. We recorded interest income related to these loans of $6.0 million during both 2013 and 2012 and $5.1 million during 2011. In January 2013, we subleased 5,000 square feet of our corporate headquarters, and expect to sublease an additional 2,700 square feet of our corporate headquarters by the end of the first quarter of 2014. During 2013, we recognized $0.2 million of income associated with this sublease, which is reflected within “Interest and other income” in our consolidated statements of operations. We did not recognize any sublease income in 2012 and 2011.

We anticipate interest and other income will increase in 2014 compared with 2013 due to a full-year impact of the higher outstanding balance on the amended and restated 950 F Street, NW mezzanine loan and subleasing additional corporate office space in 2014.

Equity in losses (earnings) of affiliates is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$47	$(40)	$87	NM	$(40)	$(20)	$(20)	(100)%

Equity in losses (earnings) of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest. On March 17, 2009 and January 1, 2010, we deconsolidated RiversPark II and RiversPark I, respectively. During the fourth quarter 2010, we entered into separate unconsolidated joint ventures with a third party to acquire 1750 H Street, NW and Aviation Business Park. During the fourth quarter of 2011, we entered into separate unconsolidated joint ventures to acquire Prosperity Metro Plaza and 1200 17th Street, NW. We sold our 95% interest in 1200 17th Street, NW during the third quarter of 2012.

Gain on sale of investment is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$—	$2,951	$(2,951)	(100)%	$2,951	$—	$2,951	—

On August 24, 2012, we sold our 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th Street, NW in Washington, D.C. for $43.7 million, which after repayment of the mortgage loan encumbering the property resulted in net proceeds to us of $25.7 million. We reported a $3.0 million gain on the sale of this interest in the third quarter of 2012.

Loss on debt extinguishment / modification is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$1,810	$13,687	$(11,877)	(87)%	$13,687	$—	$13,687	—

On October 16, 2013, we and our bank lenders amended and restated our unsecured revolving credit facility and unsecured term loan. As part of the amendments, we, among other things, reduced our LIBOR spreads to current market rates, eliminated the prepayment lock-outs for the unsecured term loan, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with our strategic plan. During the fourth quarter of 2013, we incurred $1.5 million of debt modification charges related to amending and restating our unsecured revolving credit facility and unsecured term loan. On September 30, 2013, we repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. 840 First Street, NE is subject to a tax protection agreement, which requires that we maintain a specified minimum amount of debt on the property through March 2018. As a result of this requirement, simultaneously with the repayment of the mortgage debt, we encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW. During the third quarter of 2013, we incurred $0.1 million in debt modification charges related to the transfer of the loan and the collateral under such loan. During the second quarter of 2013, we recorded a loss on debt extinguishment / modification of $0.2 million that was associated with prepayment of our secured term loan, our secured bridge loan and a $16.4 million mortgage loan encumbered by Cloverleaf Center.

On May 10, 2012, we and our bank lenders amended our unsecured revolving credit facility, unsecured term loan and secured term loan to, among other things, revise certain financial and other covenants that provided additional operating flexibility for us to execute our business strategy and clarify the treatment of certain covenant compliance-related definitions. As a result of the amendments, we expensed $0.6 million in fees paid to the bank lenders and $2.2 million in unamortized financing costs associated with the unsecured term loan. On June 11, 2012, we prepaid the entire $75.0 million principal amount outstanding under our Senior Notes. As a result of the prepayment, we paid a $10.2 million make-whole amount to the holders of the Senior Notes and expensed $0.2 million of unamortized deferred financing costs associated with our Senior Notes. In addition, we incurred a $0.5 million charge in 2012 related to our defeasance of a mortgage loan that encumbered four buildings at Owings Mills Business Center, of which, two buildings were sold in November 2012.

Benefit from Income Taxes

Benefit from income taxes is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$—	$4,142	$(4,142)	(100)%	$4,142	$633	$3,509	NM

We own properties in Washington, D.C. that were subject to income-based franchise taxes as a result of conducting business in Washington, D.C. Benefit from income taxes decreased $4.1 million for 2013 compared with 2012 due to a third quarter 2012 change in tax regulations in the District of Columbia that required us to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in our prospectively measuring all of our deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse; therefore, we did not record a benefit from income taxes during 2013.

During the fourth quarter of 2010, we acquired our first two properties in Washington, D.C., which were subject to an income-based franchise tax. In 2011, we acquired two additional properties in Washington, D.C., which were also subject to the franchise tax. As a result, we recorded a benefit from income taxes of $0.6 million in 2011.

Income from Discontinued Operations

Income from discontinued operations is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$20,504	$14,607	$5,897	40%	$14,607	$5,530	$9,077	NM

Discontinued operations reflect the operating results and the gain on sale of our disposed properties and any properties that are classified as held-for-sale at December 31, 2013. We recorded gains on the sale of real estate property of $19.4 million, $0.2 million and $2.0 million in 2013, 2012 and 2011, respectively. The operating results of the disposed and held-for-sale properties were adversely affected by impairment charges totaling $4.1 million, $1.1 million and $8.7 million in 2013, 2012 and 2011, respectively. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 10 – Discontinued Operations.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Year Ended December 31,			Percent	Year Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change	2012	2011	Change	Change
	$93	$986	$(893)	(91)%	$986	$688	$298	43%

Net loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss attributable to parties other than us. During 2013, we had net income of $11.0 million compared with a net loss of $8.4 million in 2012. The weighted average percentage of the common Operating Partnership units held by third parties decreased in 2013 to 4.3% compared with 5.1% in 2012.

Prior to the fourth quarter of 2013, we consolidated two joint ventures in which we had a controlling interest. On November 8, 2013, we acquired the remaining interest in a consolidated partnership for $4.6 million, and wholly-owned the property at December 31, 2013. At December 31, 2013, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of earnings in the operating results of our consolidated joint ventures was $19,000 in 2013 compared to a loss of $65,000 in 2012.

During 2012, we incurred a net loss of $8.4 million compared with a net loss of $8.8 million in 2011. The weighted average percentage of the common Operating Partnership units held by third parties increased in 2012 to 5.1% compared with 4.2% in 2011. As of December 31, 2012, we consolidated two joint ventures in which we had a controlling interest. We consolidated the operating results of our consolidated joint ventures and recognized our joint venture partners’ percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of the loss in the operating results of our consolidated joint ventures was $65,000 and $15,000 in 2012 and 2011, respectively.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”), defined as operating revenues (rental, tenant reimbursements and other revenues) less operating expenses (property operating expenses, real estate taxes and insurance) from the properties whose period-over-period operations can be viewed on a comparative basis (i.e., those consolidated properties owned and in-service for the entirety of the periods presented), is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net income from our consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period and thus impact trends and comparability. Also, we eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI because these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to distinguish whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of total Company performance.

2013 Compared with 2012

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2013 compared with 2012:

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	131	131	—	—
Same property revenues
Rental	$117,830	$115,537	$2,293	2.0
Tenant reimbursements and other	29,175	27,023	2,152	8.0

Total same property revenues	147,005	142,560	4,445	3.1

Same property operating expenses
Property	36,828	34,903	1,925	5.5
Real estate taxes and insurance	15,169	14,369	800	5.6

Total same property operating expenses	51,997	49,272	2,725	5.5

Same property net operating income	$95,008	$93,288	$1,720	1.8

Reconciliation to net income (loss):
Same property net operating income	$95,008	$93,288
Non-comparable net operating income(2)	4,138	5,911
General and administrative expenses	(21,979)	(23,568)
Depreciation and amortization	(57,676)	(54,468)
Other(3)	(29,014)	(44,151)
Discontinued operations	20,504	14,607

Net income (loss)	$10,981	$(8,381)

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	84.5%	82.5%
Total	84.2%	83.0%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the results of the following non-comparable properties: Storey Park, 440 First Street, NW, Davis Drive, Three Flint Hill, Girard Business Center, Gateway Center, West Park, Patrick Center and 540 Gaither Road (Redland I).
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(3)	Combines acquisition costs, impairment of real estate assets, change in contingent consideration related to acquisition of property, total other expenses, net and benefit from income taxes from our consolidated statements of operations.

Same Property NOI increased $1.7 million for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property rental revenue increased $2.3 million in 2013 compared with 2012 due to an increase in occupancy. Tenant reimbursements and other revenue increased $2.1 million during 2013 as a result of an increase in recoverable property expenses. Same property operating expenses increased by $1.9 million for 2013 compared with 2012 due to higher operating expenses, as a result of higher occupancy and an increase in snow and ice removal costs. Real estate taxes and insurance expense increased $0.8 million in 2013 compared with 2012 due to higher real estate tax assessments.

Maryland

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	41	41	—	—
Same property revenues
Rental	$33,663	$33,507	$156	0.5
Tenant reimbursements and other	5,503	5,146	357	6.9

Total same property revenues	39,166	38,653	513	1.3

Same property operating expenses
Property	9,887	9,500	387	4.1
Real estate taxes and insurance	3,124	2,952	172	5.8

Total same property operating expenses	13,011	12,452	559	4.5

Same property net operating income	$26,155	$26,201	$(46)	(0.2)

Reconciliation to total property operating income:
Same property net operating income	$26,155	$26,201
Non-comparable net operating income(2)	1,565	2,493

Total property operating income	$27,720	$28,694

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	82.9%	81.3%
Total	81.7%	81.6%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: Girard Business Center, Gateway Center, West Park, Patrick Center and 540 Gaither Road (Redland I).
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties decreased slightly for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.5 million during 2013 primarily due to an increase in recoverable operating expenses. Total same property operating expenses for the Maryland properties increased $0.6 million for the twelve months ended December 31, 2013 compared with 2012 due to an increase in snow and ice removal costs and real estate taxes.

Northern Virginia

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	49	49	—	—
Same property revenues
Rental	$37,433	$36,182	$1,251	3.5
Tenant reimbursements and other	9,967	9,146	821	9.0

Total same property revenues	47,400	45,328	2,072	4.6

Same property operating expenses
Property	10,848	10,350	498	4.8
Real estate taxes and insurance	5,221	4,871	350	7.2

Total same property operating expenses	16,069	15,221	848	5.6

Same property net operating income	$31,331	$30,107	$1,224	4.1

Reconciliation to total property operating income:
Same property net operating income	$31,331	$30,107
Non-comparable net operating income(2)	2,176	561

Total property operating income	$33,507	$30,668

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	82.5%	78.7%
Total	82.8%	80.0%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: Three Flint Hill and Davis Drive.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $1.2 million for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property revenues increased $2.1 million during the twelve months ended December 31, 2013 compared with 2012 primarily due to higher occupancy. During 2013, total same property operating expenses increased $0.9 million compared with 2012 due an increase in real estate taxes and snow and ice removal costs.

Southern Virginia

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	38	38	—	—
Same property revenues
Rental	$29,069	$28,293	$776	2.7
Tenant reimbursements and other	5,733	5,438	295	5.4

Total same property revenues	34,802	33,731	1,071	3.2

Same property operating expenses
Property	10,267	9,351	916	9.8
Real estate taxes and insurance	2,703	2,671	32	1.2

Total same property operating expenses	12,970	12,022	948	7.9

Same property net operating income	$21,832	$21,709	$123	0.6

Reconciliation to total property operating income:
Same property net operating income	$21,832	$21,709
Non-comparable net operating loss(2)	(636)	(416)

Total property operating income	$21,196	$21,293

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	85.5%	84.1%
Total	85.7%	84.3%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results do not exclude the results of any non-comparable properties during each of the periods presented.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Southern Virginia properties increased $0.1 million for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property revenues increased $1.1 million primarily due to an increase in occupancy and an increase in recoverable operating expenses. Total same property operating expenses increased approximately $1.0 million during 2013 compared with 2012 due to an increase in anticipated bad debt reserves and an increase in snow and ice removal costs.

Washington D.C.

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	3	3	—	—
Same property revenues
Rental	$17,665	$17,555	$110	0.6
Tenant reimbursements and other	7,972	7,293	679	9.3

Total same property revenues	25,637	24,848	789	3.2

Same property operating expenses
Property	5,826	5,702	124	2.2
Real estate taxes and insurance	4,121	3,875	246	6.3

Total same property operating expenses	9,947	9,577	370	3.9

Same property net operating income	$15,690	$15,271	$419	2.7

Reconciliation to total property operating income:
Same property net operating income	$15,690	$15,271
Non-comparable net operating income(2)	1,033	3,273

Total property operating income	$16,723	$18,544

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	96.3%	99.3%
Total	96.5%	99.4%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW and Storey Park.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Washington D.C. properties increased $0.4 million for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.8 million during 2013 compared with 2012 due to an increase in recoverable operating expenses. Total same property operating expense increased $0.4 million during 2013, primarily due to an increase in real estate taxes.

2012 Compared with 2011

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2012 compared with 2011:

(dollars in thousands)	Year Ended December 31,
	2012	2011	$ Change	% Change
Number of buildings(1)	123	123	—	—
Same property revenues
Rental	$95,113	$90,688	$4,425	4.9
Tenant reimbursements and other	18,117	17,885	232	1.3

Total same property revenues	113,230	108,573	4,657	4.3

Same property operating expenses
Property	26,225	25,752	473	1.8
Real estate taxes and insurance	10,953	10,631	322	3.0

Total same property operating expenses	37,178	36,383	795	2.2

Same property net operating income	$76,052	$72,190	$3,862	5.3

Reconciliation to net loss:
Same property net operating income	$76,052	$72,190
Non-comparable net operating income(2)	23,147	14,075
General and administrative expenses	(23,568)	(16,027)
Depreciation and amortization	(54,468)	(48,248)
Other(3)	(44,151)	(36,272)
Discontinued operations	14,607	5,530

Net loss	$(8,381)	$(8,752)

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	81.0%	79.6%
Total	83.1%	81.9%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: Three Flint Hill, 440 First Street, NW, Hillside I and II, Davis Drive, Storey Park, Greenbrier Towers, One Fair Oaks, Cedar Hill, TenThreeTwenty, 840 First Street, NE, Girard Business Center, Gateway Center, Worman’s Mill Court, Triangle Business Center, two buildings at Lafayette Business Center, I-66 Commerce Center, Frederick Industrial Park, West Park, Patrick Center, Mercedes Center, Glen Dale Business Center, Interstate Plaza, 13129 Airpark Road, Northridge, River’s Bend Center, Cavalier Industrial Park, Diamond Hill Distribution Center, Hampton Roads Center, Goldenrod Lane, Woodlands Business Center, two buildings at Owings Mills Business Park, and Airpark Business Center.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(3)	Combines acquisition costs, impairment of real estate assets, change in contingent consideration related to acquisition of property, total other expenses, net and benefit from income taxes from our consolidated statements of operations.

Same Property NOI increased $3.9 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property rental revenue increased $4.5 million in 2012 compared with 2011 due to an increase in occupancy. Tenant reimbursements and other revenue increased $0.2 million during 2012 as a result of an increase in recoverable property expenses. Same property operating expenses increased by $0.5 million for 2012 compared with 2011 due to higher operating expenses, as a result of higher occupancy. Real estate taxes and insurance expense increased $0.3 million in 2012 compared with due to higher real estate tax assessments.

Maryland

(dollars in thousands)	Year Ended December 31,
	2012	2011	$ Change	% Change
Number of buildings(1)	36	36	—	—
Same property revenues
Rental	$30,352	$26,131	$4,221	16.2
Tenant reimbursements and other	4,489	4,227	262	6.2

Total same property revenues	34,841	30,358	4,483	14.8

Same property operating expenses
Property	7,549	6,878	671	9.8
Real estate taxes and insurance	2,600	2,694	(94)	(3.5)

Total same property operating expenses	10,149	9,572	577	6.0

Same property net operating income	$24,692	$20,786	$3,906	18.8

Reconciliation to total property operating income:
Same property net operating income	$24,692	$20,786
Non-comparable net operating income(2)	4,002	1,467

Total property operating income	$28,694	$22,253

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	81.8%	75.1%
Total	82.1%	78.4%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: Hillside I and II, TenThreeTwenty, Girard Business Center, Gateway Center, Worman’s Mill Court, Triangle Business Center, Frederick Industrial Park, West Park, Patrick Center, Mercedes Center, Glenn Dale Business Center, Goldenrod Lane, Woodlands Business Center, two buildings at Owings Mills Business Park and Airpark Place Business Center.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $3.9 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property revenues increased $4.5 million during 2012 primarily due to an increase in occupancy. Total same property operating expenses for the Maryland properties increased $0.6 million for the twelve months ended December 31, 2012 compared with 2011 due to higher operating expenses, as a result of higher occupancy, which were partially offset by a decline in taxes as a result of lower tax assessments.

Northern Virginia

(dollars in thousands)	Year Ended December 31,
	2012	2011	$ Change	% Change
Number of buildings(1)	47	47	—	—
Same property revenues
Rental	$28,619	$28,416	$203	0.7
Tenant reimbursements and other	5,627	5,888	(261)	(4.4)

Total same property revenues	34,246	34,304	(58)	(0.2)

Same property operating expenses
Property	7,698	7,850	(152)	(1.9)
Real estate taxes and insurance	3,849	3,727	122	3.3

Total same property operating expenses	11,547	11,577	(30)	(0.3)

Same property net operating income	$22,699	$22,727	$(28)	(0.1)

Reconciliation to total property operating income:
Same property net operating income	$22,699	$22,727
Non-comparable net operating income(2)	7,969	5,161

Total property operating income	$30,668	$27,888

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	75.3%	77.4%
Total	78.6%	79.9%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: Cedar Hill, One Fair Oaks, Three Flint Hill, Davis Drive, two buildings at Lafayette Business Center, Interstate Plaza, 13129 Airpark Road, and I-66 Commerce Center.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties decreased slightly for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property revenues decreased $0.1 million during the twelve months ended December 31, 2012 compared with 2011 due to a decrease in recoverable operating expenses offset by an increase in rental revenue. During 2012, total same property operating expenses decreased slightly compared with 2011 due to a decline in reserves for anticipated bad debt expense, which was partially offset by an increase in real estate taxes.

Southern Virginia

(dollars in thousands)	Year Ended December 31,
	2012	2011	$ Change	% Change
Number of buildings(1)	38	38	—	—
Same property revenues
Rental	$25,429	$25,428	$1	0.0
Tenant reimbursements and other	5,376	5,460	(84)	(1.5)

Total same property revenues	30,805	30,888	(83)	(0.3)

Same property operating expenses
Property	8,201	8,018	183	2.3
Real estate taxes and insurance	2,469	2,541	(72)	(2.8)

Total same property operating expenses	10,670	10,559	111	1.1

Same property net operating income	$20,135	$20,329	$(194)	(1.0)

Reconciliation to total property operating income:
Same property net operating income	$20,135	$20,329
Non-comparable net operating income(2)	1,158	809

Total property operating income	$21,293	$21,138

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	83.9%	82.8%
Total	84.3%	84.1%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable-properties: Greenbrier Towers, Rivers Bend Center, Cavalier Industrial Park, Diamond Hill Distribution Center, and Hampton Roads Center.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Southern Virginia properties decreased $0.2 million for the twelve months ended December 31, 2012 compared with the same period in 2011. Total same property revenues decreased $0.1 million primarily due to a slight decrease in recoverable operating expenses. Total same property operating expenses increased approximately $0.1 million during 2012 compared with 2011 due to an increase in non-recoverable operating expenses, which was partially offset by a slight decrease in real estate taxes.

Washington D.C.

(dollars in thousands)	Year Ended December 31,
	2012	2011	$ Change	% Change
Number of buildings(1)	2	2	—	—
Same property revenues
Rental	$10,713	$10,713	$—	0.0
Tenant reimbursements and other	2,625	2,310	315	13.6

Total same property revenues	13,338	13,023	315	2.4

Same property operating expenses
Property	2,777	3,006	(229)	(7.6)
Real estate taxes and insurance	2,035	1,669	366	21.9

Total same property operating expenses	4,812	4,675	137	2.9

Same property net operating income	$8,526	$8,348	$178	2.1

Reconciliation to total property operating income:
Same property net operating income	$8,526	$8,348
Non-comparable net operating income(2)(3)	10,018	6,638

Total property operating income	$18,544	$14,986

	Full Year Weighted Average Occupancy
	2012	2011
Same Properties	99.4%	99.8%
Total	99.1%	99.7%

(1)	Represents properties owned for the entirety of the periods presented.
(2)	Non-comparable Properties include: 440 First Street, NW, Storey Park and 840 First Street, NE.
(3)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

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

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. In January 2013, we provided an updated strategic and capital plan, which included the marketing of our industrial properties, the execution of steps designed to increase balance sheet flexibility, reduce leverage and a rightsizing of our quarterly dividend. We have executed on several key components of our updated strategic and capital plan, including the Industrial Portfolio Sale, which generated total gross proceeds of $259.0 million; the issuance of 7,475,000 common shares, the net proceeds of which we primarily used to repay outstanding debt; and a 25% reduction in the quarterly dividend beginning in the first quarter of 2013. We expect to meet short-term liquidity requirements generally through the drawdown of current cash balances, net cash provided by operations, and, if necessary, borrowings on our unsecured revolving credit facility. Our short-term obligations consist primarily of the lease for our corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.

At December 31, 2013, we had $99.0 million outstanding under our unsecured revolving credit facility. As of the date of this filing, we had $96.0 million outstanding and $131.4 million of availability under our unsecured revolving credit facility. We have $30.0 million of debt maturing in 2014. We believe that our existing cash and cash equivalents, together with the amounts available under our credit facility, are sufficient to meet our short-term liquidity requirements.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 8.5% of our annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

We also believe, based on historical experience and forecasted operations, that we will have sufficient cash flow or access to capital to meet our obligations over the next five years. We intend to meet our long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under our unsecured revolving credit facility and unsecured term loan, proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities. In the process of exploring different financing options, we actively monitor the impact that each potential financing decision will have on our financial covenants in order to avoid any issues of non-compliance with the terms of our existing financial covenants.

Our ability to raise funds through sales of debt and equity securities and access other third party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the market price of our shares. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms we deem attractive, or at all.

Financing Activity

Equity Offering

On May 24, 2013, we completed the public offering of 7,475,000 of our common shares at a public offering price of $14.70 per share, which generated net proceeds of $105.1 million, after deducting the underwriting discount and offering costs. We used a portion of the net proceeds to repay our $10.0 million secured term loan and our $37.5 million secured bridge loan and to pay down $53.0 million of the outstanding balance under our unsecured revolving credit facility. We used the remaining net proceeds for general corporate purposes.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On October 16, 2013, we amended and restated our unsecured revolving credit facility and unsecured term loan. As part of the amendments we, among other things, reduced the LIBOR spreads to current market rates, eliminated the prepayment lock-outs for the unsecured term loan, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with our strategic plan. We believe the amendments to the unsecured revolving credit facility and unsecured term loan will reduce our borrowing costs and put us in stronger position to deploy capital in the future. See “– Debt – Unsecured Revolving Credit Facility and Unsecured Term Loan” below for additional information regarding the terms of the amended and restated revolving credit facility and unsecured term loan.

Construction Loan

On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $1.8 million in January 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At December 31, 2013, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to the Company can be reduced upon the property achieving certain operating thresholds. As of December 31, 2013, we were in compliance with all the financial covenants of the Construction Loan.

Secured Term Loans

In February 2013, we entered into a senior secured multi-tranche term loan facility (the “Bridge Loan”) with KeyBank, National Association and borrowed $37.5 million to repay a $15.4 million mortgage loan that encumbered Cedar Hill, a $13.3 million mortgage loan that encumbered the TenThreeTwenty property and a $7.6 million mortgage loan that encumbered a building at Crossways Commerce Center. During the second quarter of 2013, we repaid the Bridge Loan with proceeds from our May 2013 equity offering.

On December 29, 2009, we refinanced a $50.0 million secured term loan, issued in August 2007 (sometimes referred to herein as the “2007 secured term loan”), which resulted in the repayment of $10.0 million of the principal balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The first two $10 million loans were paid on their respective maturity dates. On December 27, 2012, we prepaid the third $10.0 million loan, which was scheduled to mature on January 15, 2013. The loan’s applicable interest rate increased 100 basis points to LIBOR plus 550 basis points on January 1, 2013. During the second quarter of 2013, we repaid the remaining $10.0 million loan with proceeds from our May 2013 equity offering.

Mortgage Debt

We have originated or assumed the following mortgages since January 1, 2012 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Amount
June	2013	440 First Street, NW Construction Loan(1)	5.00%	$21,699	(1)
October	2012	Storey Park(2)	5.80%	22,000	(2)
September	2012	Redland Corporate Center Buildings II & III(3)	4.64%	68,400	(3)
June	2012	1211 Connecticut Avenue, NW	4.47%	31,000

(1)	At December 31, 2013, 50% of the outstanding principal balance and all of the outstanding accrued interest on the 440 First Street, NW Construction Loan were recourse to us. In January 2014, we borrowed an additional $1.8 million under the Construction Loan.
(2)	We have a 97% ownership interest in the property through a consolidated joint venture. The mortgage balance in the chart above reflects the entire mortgage balance, which is reflected in our consolidated balance sheets.
(3)	We had a 97% ownership interest in the property through a consolidated joint venture. On November 8, 2013, we purchased the remaining interest in the property from our joint venture partner for $4.6 million and, as a result, had a 100% ownership interest in the property at December 31, 2013.

We have repaid the following mortgages since January 1, 2012 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
September	2013	840 First Street, NE	6.05%	$53,877
September	2013	Linden Business Center	5.58%	6,622
June	2013	Cloverleaf Center	6.75%	16,427
June	2013	Mercedes Center – Note 1	6.04%	4,799
June	2013	Mercedes Center – Note 2	6.30%	9,260
June	2013	Jackson National Life Loan -Northridge	5.19%	6,985
May	2013	Jackson National Life Loan - I-66 Commerce Center	5.19%	21,695
February	2013	1434 Crossways Boulevard, Building I	5.38%	7,597
February	2013	TenThreeTwenty	7.29%	13,273
February	2013	Cedar Hill	6.58%	15,364
January	2013	Prosperity Business Center	5.75%	3,242
October	2012	Owings Mills Business Center	5.75%	5,235
October	2012	Newington Business Park Center	6.70%	14,736
October	2012	Crossways Commerce Center	6.70%	23,361
August	2012	1434 Crossways Boulevard, Building II	5.38%	8,866
June	2012	One Fair Oaks	6.72%	52,400
February	2012	Metro Park North	5.25%	21,618

On September 30, 2013, we repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. 840 First Street is subject to a tax protection agreement, which requires that we maintain a specified minimum amount of debt on the property through March 2018. As a result of this requirement, simultaneously with the repayment of the mortgage debt, we encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW. The transfer of the mortgage loan did not impact any of the terms of the loan agreement. During the third quarter of 2013, we incurred $0.1 million in debt modification charges related to the transfer.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we does not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common shares are provided through distributions from the Operating Partnership. For each of our common shares, the Operating Partnership has issued a corresponding common unit to us. We are the sole general partner of and, as of December 31, 2013, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by several of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of our Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and (iv) such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” and “—Financial Covenants” below for additional information regarding the financial covenants.

Cash Flows

Due to the nature of our business, we rely on working capital and net cash provided by operations and, if necessary, borrowings under our unsecured revolving credit facility to fund our short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by our tenants. The ability of tenants to meet their obligations, including the payment of rent contractually owed to us, and our ability to lease space to new or replacement tenants on favorable terms, could affect our cash available for short-term liquidity needs. We intend to meet short and long term funding requirements for debt maturities, interest payments, dividend distributions and capital expenditures through cash flow provided by operations, long-term secured and unsecured indebtedness, including borrowings under our unsecured revolving credit facility, proceeds from asset disposals and the issuance of equity and debt securities. However, we may not be able to obtain capital from such sources on favorable terms, in the time period we desire, or at all. In addition, our continued ability to borrow under our existing debt instruments is subject to compliance with our financial and operating covenants and a failure to comply with such covenants could cause a default under the applicable debt agreement. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all.

We may also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of common Operating Partnership units or sales of assets, outright or through joint ventures.

Consolidated cash flow information is summarized as follows:

	Year Ended December 31,			Change
(amounts in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cash provided by operating activities	$55,292	$47,839	$38,047	$7,453	$9,792
Cash provided by (used in) investing activities	160,331	(33,013)	(183,611)	193,344	150,598
Cash (used in) provided by financing activities	(216,257)	(22,201)	129,033	(194,056)	(151,234)

Comparison of the Years Ended December 31, 2013 and 2012

Net cash provided by operating activities increased $7.5 million in 2013 compared with 2012, which was primarily attributable to a $10.2 million make-whole payment that was paid in June 2012 as part of the prepayment of our $37.5 million Series A Senior Notes and $37.5 million Series B Senior Notes. Additionally, net cash provided by operating activities increased in 2013 compared with 2012 due a decrease in accounts and other receivables, a decline in deferred costs and a lower amount of straight-line revenue recorded. The increase in cash provided by operating activities in 2013 compared with 2012 was partially offset by a decline in accounts payable and accrued expenses.

Net cash provided by investing activities was $160.3 million in 2013 compared with net cash used in investing activities of $33.0 million in 2012. During 2013, we received aggregate net proceeds of $263.5 million from the sale of Worman’s Mill Court, 4200 Tech Court, Triangle Business Center, 4212 Tech Court and 24 industrial properties, of which we placed $28.2 million of the net proceeds from the sale of the industrial properties in an escrow account held by a qualified intermediary in order to facilitate a potential tax-free exchange. In 2012, we sold four properties and a joint venture interest for aggregate net proceeds of $40.0 million. On October 1, 2013, we utilized the $28.2 million of escrowed proceeds and $1.8 million of available cash, to purchase 540 Gaither Road (Redland I). During the fourth quarter of 2013, we acquired the remaining interest in the first two buildings at Redland Corporate Center from our joint venture partner for $4.6 million. During 2013, cash used for construction activities and additions to rental properties decreased $2.5 million compared with 2012 due to a reduction in amounts spent on tenant improvements.

Net cash used in financing activities was $216.3 million in 2013 compared with net cash used in financing activities of $22.2 million in 2012. During 2013, we issued $152.2 million of debt and repaid $412.4 million of its outstanding debt compared with the issuance of $445.4 million of debt and the repayment of $456.1 million of outstanding debt during 2012. The increase in cash used in financing activities in 2013 compared with 2012 was also due to an $8.3 million payment made in August 2013 toward the deferred purchase price obligation related to the acquisition of Storey Park in 2011 and a $0.7 million payment made to the seller of Ashburn Center to satisfy the contingent consideration obligation that was established at acquisition. During 2013, we issued common shares for net proceeds of $105.1 million compared with the issuance of preferred and common shares for net proceeds of $43.5 million and $3.6 million, respectively, during 2012. In the first quarter of 2013, we reduced our quarterly dividend by 25%, which resulted in a $7.8 million reduction in dividends paid to common shareholders in 2013 compared with 2012.

Comparison of the Years Ended December 31, 2012 and 2011

Net cash provided by operating activities increased $9.8 million in 2012 compared with 2011, primarily due to increases in our net operating income in 2012, distributions from our equity investments and cash received from our escrow and reserve accounts, which is primarily due to the repayment of the several mortgages encumbering properties during 2012. The increase in cash provided by operating activities in 2012 compared with 2011 was partially offset by a lower amount of prepaid rents received and a higher amount of straight line revenue recorded.

Net cash used in investing activities decreased $150.6 million during 2012 compared with 2011 primarily due to a decrease in cash used to acquire properties. During 2012, we did not make any property acquisitions during the year compared with the acquisition of seven consolidated properties for $268.6 million and a parcel of land for $7.5 million in 2011. The 2011 acquisitions were partially funded by the assumption of mortgage debt totaling $153.5 million and the issuance of common Operating Partnership units valued at $28.8 million. During 2011, we invested $48.9 million in our affiliates, which was primarily used to acquire two properties through unconsolidated joint ventures, compared with the investment in our affiliates of $2.5 million in 2012. During 2011, we provided a $30.0 million loan to the owners of an office property in Washington, D.C. We sold four properties and a joint venture in 2012 for net proceeds of $40.0 million compared with net proceeds received of $26.9 million in 2011 from the sale of three properties. The decrease in cash used in investing activities during 2012 compared with 2011 was partially offset by a combined increase of $18.1 million in cash used for construction activities and additions to rental properties, which was primarily due to an increase in amounts used for tenant improvements.

Net cash used in financing activities was $22.2 million in 2012 compared with cash provided by financing activities of $129.0 million in 2011. During 2012, we issued $445.4 million of debt and repaid $456.1 million of our outstanding debt compared with the issuance of $506.0 million of debt and the repayment of $438.9 million of outstanding debt in 2011. During 2012, we issued preferred shares for net proceeds of $43.5 million compared with the issuance of preferred shares for net proceeds of $111.0 million in 2011. The additional preferred shares outstanding during 2012 resulted in an additional $3.9 million of dividends being paid to preferred shareholders in 2012 compared with 2011.

Property Acquisitions and Dispositions

We acquired one property in 2013 and did not acquire any properties in 2012. Below is a summary of our consolidated acquisitions and dispositions during 2013 and 2012 (in thousands, except square feet and percentages):

Acquisitions	Reporting Segment	Acquisition Date	Property Type	Square Feet	Purchase Price	Capitalization Rate(1)
540 Gaither Road	Maryland	10/1/2013	Office	133,895	$30,000	8.9%

Dispositions	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds	Gain on Sale	Capitalization Rate(2)
Worman’s Mill Court	Maryland	11/19/2013	Office	40,099	$3,362	$—	10.8%
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429	2,732	—	7.2%
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875	3,210	509	9.2%
Industrial Portfolio(3)	Various	May / June 2013	Industrial	4,280,985	176,569	18,789	7.2%
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055	2,469	65	6.3%
Owings Mills Business Park(4)(5)	Maryland	11/7/2012	Business Park	38,779	3,472	—	NM
Goldenrod Lane(5)	Maryland	5/31/2012	Office	23,518	2,663	198	NM
Woodlands Business Center(5)	Maryland	5/8/2012	Office	37,887	2,885	28	NM
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429	5,153	—	6.9%

(1)	Capitalization rates for acquisitions are calculated based on annual anticipated net operating income divided by the purchase price.
(2)	Capitalization rates for dispositions are calculated based on annual net operating income divided by the selling price.
(3)	During the second quarter of 2013, we sold 24 industrial properties, which consisted of two separate transactions. On May 7, 2013, we sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia. On June 18, 2013, we completed the sale of the remaining 23 industrial properties.
(4)	Represents two buildings, of the six building, 219,284 square foot business park.
(5)	Due to high vacancy at the property, a capitalization rate on the property disposition was not meaningful.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness at December 31, 2013 (dollars in thousands):

	Effective Interest Rate		Balance at December 31, 2013	Annualized Debt Service		Maturity Date	Balance at Maturity
Fixed-Rate Debt
Encumbered Properties
Annapolis Business Center(1)	6.25%		$8,076	$665		6/1/2014	$8,010
Jackson National Life Loan(2)	5.19%		66,116	6,582		8/1/2015	64,230
Hanover Business Center Building D(1)	6.63%		252	161		8/1/2015	13
Chesterfield Buildings C, D, G and H(1)	6.63%		681	414		8/1/2015	34
Gateway Centre Manassas Building I(1)	5.88%		638	239		11/1/2016	—
Hillside I and II(1)	4.62%		13,349	945		12/6/2016	12,160
Redland Corporate Center Buildings II and III	4.64%		67,038	4,014		11/1/2017	62,064
Hanover Business Center Building C(1)	6.63%		653	186		12/1/2017	13
840 First Street, NE	6.01%		37,151	2,722		7/1/2020	32,000
Battlefield Corporate Center	4.40%		3,851	320		11/1/2020	2,618
Chesterfield Buildings A, B, E and F(1)	6.63%		1,873	318		6/1/2021	26
Airpark Business Center(1)	6.63%		1,022	173		6/1/2021	14
1211 Connecticut Avenue, NW	4.47%		30,249	1,823		7/1/2022	24,668

Total Fixed-Rate Debt	5.09	%(3)	$230,949	$18,562			$205,850

Unamortized fair value adjustments			(663)

Total Principal Balance			$230,286

Variable-Rate Debt(4)
Storey Park(5)	5.80%		$22,000	$1,100		10/16/2014	$22,000
440 First Street, NW Construction Loan(6)	LIBOR+2.50%		21,699	579		5/30/2016	21,699
Unsecured Revolving Credit Facility(7)	LIBOR+1.50%		99,000	1,653		10/16/2017	99,000
Unsecured Term Loan(7)
Tranche A	LIBOR+1.45%		100,000	1,620		10/16/2018	100,000
Tranche B	LIBOR+1.60%		100,000	1,770		10/16/2019	100,000
Tranche C	LIBOR+1.90%		100,000	2,070		10/16/2020	100,000

Total Variable-Rate Debt	3.30	%(3)(8)	$442,699	$8,792			$442,699

Total at December 31, 2013	3.91	%(3)(8)	$673,648	$27,354	(9)		$648,549

(1)	The balance includes the fair value impacts recorded at acquisition upon assumption of the mortgages encumbering these properties.
(2)	At December 31, 2013, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, and Norfolk Business Center. The terms of the loan allow us to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt service yield.
(3)	Represents the weighted average interest rate.
(4)	All of our variable rate debt is based on one-month LIBOR. For the purposes of calculating the annualized debt service and the effective interest rate, we used the one-month LIBOR rate at December 31, 2013, which was 0.17%.
(5)	The loan has a contractual interest rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at our option. The property was previously referred to as 1005 First Street, NE.
(6)	The loan matures in May 2016, with two one-year extension options at our discretion and has a borrowing capacity of up to $43.5 million. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. In January 2014, we borrowed an additional $1.8 million under the Construction Loan.
(7)	On October 16, 2013, we amended and restated our unsecured revolving credit facility and unsecured term loan. We increased the size of the unsecured revolving credit facility from $255 million to $300 million, and extended the maturity date to October 2017, with a one-year extension at our option. Our unsecured term loan was divided into three $100 million tranches that mature in October 2018, 2019 and 2020.
(8)	At December 31, 2013, we had fixed LIBOR on $350.0 million of our variable rate debt through twelve interest rate swap agreements. The effective interest rate reflects the impact of our interest rate swap agreements. On January 15, 2014, an interest rate swap agreement that fixed LIBOR on $50.0 million of our variable rate debt expired, and we have not entered into a new interest rate swap agreement with respect to this variable rate debt.
(9)	During 2013, we paid approximately $6.7 million in principal payments on our consolidated mortgage debt, which excludes $159.1 million related to mortgage debt that we repaid in 2013.

All of our outstanding debt contains customary, affirmative covenants including financial reporting, standard lease requirements and certain negative covenants. We are also subject to cash management agreements with most of our mortgage lenders. These agreements require that revenue generated by the subject property be deposited into a clearing account and then swept into a cash collateral account for the benefit of the lender from which cash is distributed only after funding of improvement, leasing and maintenance reserves and payment of debt service, insurance, taxes, capital expenditures and leasing costs.

Senior Notes

On June 11, 2012, we prepaid the entire $75.0 million principal amount outstanding under our Series A and Series B Senior Notes (collectively, the “Senior Notes”). As a result of the prepayment, we paid a $10.2 million make-whole amount and $2.4 million of accrued interest to the holders of the notes. The prepayment of the Senior Notes, the make-whole amount, and the accrued interest on the notes were paid with borrowings under our unsecured revolving credit facility. The make-whole amount and the write-off of $0.2 million of unamortized deferred financing costs associated with the Senior Notes were recorded within “Loss on debt extinguishment” in our consolidated statements of operations in the second quarter of 2012.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On October 16, 2013, we amended and restated our unsecured revolving credit facility and unsecured term loan. As part of the amendments we, among other things, reduced the LIBOR spreads to current market rates, eliminated the prepayment lock-outs for the unsecured term loan, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with our strategic plan. We believe the amendments to the unsecured revolving credit facility and unsecured term loan will reduce our borrowing costs and put us in stronger position to deploy capital in the future.

Unsecured Revolving Credit Facility

Specifically, we amended the unsecured revolving credit facility to, among other things: (i) increase the aggregate amount of the unsecured revolving credit facility from $255 million to $300 million; (ii) provide for an accordion feature that allows for future expansion of the aggregate commitment by up to an additional $300 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended and restated revolving credit facility, to provide such additional commitments; (iii) provide for an interest rate on all borrowings, at the borrowers’ election, of (x) LIBOR plus a margin ranging from 150 to 205 basis points or (y) a base rate plus a margin ranging from 50 to 105 basis points, in each case depending on our and our affiliates’ ratio of consolidated total indebtedness to consolidated gross asset value; (iv) extend the maturity date to October 16, 2017, with a one-year extension option that may be exercised upon the Operating Partnership’s payment of a 15 basis point extension fee and satisfaction of certain other customary conditions; and (v) modify certain financial covenants, as described below, and eliminate certain other financial covenants, including the minimum consolidated debt yield covenant and the maximum secured recourse debt covenant. In the event that we or the Operating Partnership obtain a credit rating of BBB-/Baa3 (or the equivalent) or higher assigned to our senior unsecured long-term debt by Standard & Poor’s Financial Services LLC or Moody’s Investors Service, Inc. (the “Investment Grade Rating Date”), the Operating Partnership may make a one-time irrevocable election to use the credit rating to determine the interest rate on all borrowings, which will be either (i) LIBOR plus a margin ranging from 97.5 to 175 basis points or (ii) a base rate plus a margin ranging from zero to 75 basis points, in each case depending on the credit rating.

The amount available for the Operating Partnership to borrow at any time under the amended and restated revolving credit facility is the lesser of (i) $300 million or (ii) the maximum principal amount of debt that would not cause us to violate the unencumbered pool leverage ratio covenant described below. As of February 27, 2014, the Operating Partnership had borrowed $96.0 million under the amended and restated revolving credit facility and $131.4 million of availability under our unsecured revolving credit facility (with a maximum of $204.0 million available for borrowing, subject to certain financial covenants, as further described below, and the value of the unencumbered pool of properties that collateralizes the credit facility).

The Operating Partnership’s ability to borrow under the amended and restated revolving credit facility will be subject to ongoing compliance by us and the Operating Partnership with various customary restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the amended and restated revolving credit facility requires that we satisfy certain financial covenants, including:

•	total indebtedness not exceeding 60.0% of gross asset value;

•	a minimum fixed charge coverage ratio (defined as the ratio of adjusted EBITDA to fixed charges) of greater than 1.50 to 1;

•	a minimum tangible net worth (defined as gross asset value less total indebtedness) of (i) $601,201,775, plus (ii) 80% of the net proceeds of any future equity issuances by us, plus (iii) 80% of the value of partnership units of the Operating Partnership issued in connection with any future asset or stock acquisitions;

•	a maximum unencumbered pool leverage ratio (defined as the ratio of unsecured debt to the value of the unencumbered pool of properties) of 60.0%; and

•	a minimum unencumbered pool interest coverage ratio (defined as the ratio of the adjusted net operating income of the unencumbered pool properties to interest on unsecured debt) of at least 1.75 to 1.

We and certain of the Operating Partnership’s subsidiaries entered into a guaranty agreement in favor of KeyBank, as agent for the lenders, pursuant to which we and certain of the Operating Partnership’s subsidiaries unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the amended and restated revolving credit facility. At any time on or after the Investment Grade Rating Date, the Operating Partnership’s subsidiaries acting as guarantors, subject to certain conditions, will no longer be required to act as guarantors and will be released from any existing guarantees under the amended and restated revolving credit facility.

The amended and restated revolving credit facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders thereunder to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the amended and restated revolving credit facility to be immediately due and payable.

Unsecured Term Loan

The amended and restated term loan provides for an aggregate of $300 million of unsecured term loans, consisting of a $100 million Tranche A term loan (“Tranche A”), a $100 million Tranche B term loan (“Tranche B”) and a $100 million Tranche C term loan (“Tranche C”). The Tranche A, Tranche B and Tranche C term loans mature on October 16, 2018, October 16, 2019 and October 16, 2020, respectively. The amended and restated term loan provides for an interest rate, at the Operating Partnership’s election, of either (i) LIBOR plus a margin ranging from 145 to 200 basis points in the case of Tranche A, 160 to 215 basis points in the case of Tranche B and 190 to 255 basis points in the case of Tranche C, or (ii) a base rate plus a margin ranging from 45 to 100 basis points in the case of Tranche A, 60 to 115 basis points in the case of Tranche B and 90 to 155 basis points in the case of Tranche C, in each case depending on our and our affiliates’ ratio of consolidated total indebtedness to consolidated gross asset value. At any time on or after the Investment Grade Rating Date, the Operating Partnership may make a one-time irrevocable election to use the credit rating to determine the interest rate on all borrowings, which would be either (i) LIBOR plus a margin ranging from 110 to 200 basis points in the case of Tranche A, 125 to 215 basis points in the case of Tranche B and 145 to 240 basis points in the case of Tranche C, or (ii) a base rate plus a margin ranging from 10 to 100 basis points in the case of Tranche A, 25 to 115 basis points in the case of Tranche B and 45 to 140 basis points in the case of Tranche C, in each case depending on the credit rating. The Operating Partnership designated all three tranches as LIBOR-based loans.

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

The amended and restated term loan contains various restrictive covenants substantially identical to those contained in the amended and restated revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the amended and restated term loan requires that we satisfy certain financial covenants that are also substantially identical to those contained in the amended and restated revolving credit facility.

We and certain of the Operating Partnership’s subsidiaries entered into a guaranty agreement in favor of KeyBank, as agent for the lenders, pursuant to which we and certain of the Operating Partnership’s subsidiaries unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the amended and restated term loan. At any time on or after the Investment Grade Rating Date, the Operating Partnership’s subsidiaries acting as guarantors, subject to certain conditions, will no longer be required to act as guarantors and will be released from any existing guarantees under the amended and restated term loan.

The amended and restated unsecured term loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders thereto to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the amended and restated term loan to be immediately due and payable.

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of December 31, 2013, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility and Construction Loan.

Our continued ability to borrow under the amended and restated unsecured revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the credit facility. These debt agreements also contain cross-default provisions that would be triggered if we are in default under other loans, including mortgage loans, in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

Below is a summary of certain financial covenants associated with these debt agreements at December 31, 2013 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loan

Covenants	Quarter Ended December 31, 2013	Covenant
Consolidated Total Leverage Ratio(1)	44.3%	≤ 60.0%
Tangible Net Worth(1)	$912,593	≥$601,202
Fixed Charge Coverage Ratio(1)	1.92x	≥ 1.50x
Maximum Dividend Payout Ratio	64.4%	≤ 95%
Restricted Investments:
Joint Ventures	5.8%	≤15%
Real Estate Assets Under Development	3.4%	≤15%
Undeveloped Land	1.4%	≤5%
Structured Finance Investments	3.3%	≤5%
Total Restricted Investments	8.1%	≤25%
Restricted Indebtedness:
Maximum Secured Debt	19.6%	≤40%
Unencumbered Pool Leverage(1)	43.6%	≤60%
Unencumbered Pool Interest Coverage Ratio(1)	5.46x	≥ 1.75x

(1)	These are the only covenants that apply to the Construction Loan, which are calculated in accordance with the amended and restated unsecured revolving credit facility.

Derivative Financial Instruments

We are exposed to certain risks arising from business operations and economic factors. We use derivative financial instruments to manage exposures that arise from business activities in which our future exposure to interest rate fluctuations is unknown. The objective in the use of an interest rate derivative is to add stability to interest expenses and manage exposure to interest rate changes. We do not use derivatives for trading or speculative purposes and intends to enter into derivative agreements only with counterparties that it believes have a strong credit rating to mitigate the risk of counterparty default or insolvency. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect it because, among other things:

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

We enter into interest rate swap agreements to hedge our exposure on our variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate.

At December 31, 2013, we had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of our variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014(1)	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%

Total/Weighted Average		$350,000		1.500%

(1)	The interest rate swap agreement expired on January 15, 2014 and we did not enter into any new interest rate swap agreements.

Off-Balance Sheet Arrangements

We are secondarily liable for $7.0 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties we own through unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. We sold our 95% interest in 1200 17th Street, NW during the third quarter of 2012. See footnote 6, Investment in Affiliates, in the notes to our consolidated financial statements for more information.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2013 (amounts in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	More than 5 Years
Mortgage loans(1)	$273,985	$35,169	$106,493	$67,308	$65,015
Unsecured term loan	300,000	—	—	100,000	200,000
Unsecured revolving credit facility	99,000	—	—	99,000	—
Interest expense(2)	100,710	24,142	39,750	24,315	12,503
Operating leases(3)	12,270	1,672	2,939	3,440	4,219
Construction in progress	5,546	5,546	—	—	—
Capital expenditures	5,066	5,066	—	—	—
Tenant improvements(4)	3,681	3,681	—	—	—
Acquisition-related contractual obligation(5)	39	39	—	—	—

Total	$800,297	$75,315	$149,182	$294,063	$281,737

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.
(2)	Interest expense for our fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for our variable rate obligations and our interest rate swap obligations are calculated using the outstanding balance and applicable interest rate at December 31, 2013 over the life of the obligation.

(3)	Reflects the lease obligations on our corporate headquarters and Washington, D.C. management office, net of sublease income.
(4)	Includes leasehold improvement and space refurbishment costs.
(5)	Reflects our contingent consideration for 840 First Street, NE at December 31, 2013. On February 14, 2014, we issued 3,125 common Operating Partnership units to satisfy the obligation.

On March 25, 2011, we acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, we recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, we issued 544,673 common Operating Partnership units to satisfy $7.1 million of our contingent consideration obligation. We recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. During the second quarter of 2013, we entered into an agreement to lease additional space at the property and, as a result, issued 35,911 common Operating Partnership units to the seller in the fourth quarter of 2013 in accordance with the terms of the purchase agreement. At December 31, 2013, our contingent consideration obligation was $39 thousand based on the present value of the cash flows from a lease that commenced in February 2014. In February 2014, we issued 3,125 common Operating Partnership units to the seller to satisfy our contingent consideration obligation.

On December 29, 2010, we entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, we used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. At December 31, 2013, the fair value of our total contingent consideration obligation to the former owner of Aviation Business Park was approximately $0.1 million, which is not reflected in our consolidated financial statements.

As of December 31, 2013, we had contractual construction in progress obligations, which included amounts accrued at December 31, 2013 of $5.5 million related to development activities at Storey Park and redevelopment activities at 440 First Street, NW, both of which are located in our Washington, D.C. reporting segment. As of December 31, 2013, we had contractual rental property and furniture, fixtures and equipment obligations of $8.7 million outstanding, which included amounts accrued at December 31, 2013. The amount of contractual rental property and furniture, fixtures and equipment obligations at December 31, 2013 included a major renovation at 1211 Connecticut Avenue, NW, which is located in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, to the extent of our proportionate ownership percentage, for funding of any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2013, we remained liable to those local municipalities for $0.1 million in the event that we does not complete the specified work. We intend to complete the improvements in satisfaction of these obligations.

We had no other material contractual obligations as of December 31, 2013.

Funds From Operations

Funds from operations (“FFO”) is a non-GAAP measure used by many investors and analysts that follow the real estate industry. We consider FFO a useful measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. Historically, we did not exclude impairments in our computation of FFO. However, on October 31, 2011, NAREIT clarified that the exclusion of impairment write-downs of depreciable assets in reported FFO was always intended and appropriate. As a result, we began excluding impairments from FFO in the fourth quarter of 2011 and we have restated FFO from prior periods to exclude such charges consistent with NAREIT’s guidance. In addition, our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We present FFO per diluted share calculations that are based on the outstanding dilutive common shares plus the outstanding common Operating Partnership units for the periods presented. Our presentation of FFO in accordance with NAREIT’s definition, or as adjusted by us, should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to First Potomac Realty Trust	$11,074	$(7,395)	$(8,064)
Less: Dividends on preferred shares	(12,400)	(11,964)	(8,467)

Net loss attributable to common shareholders	(1,326)	(19,359)	(16,531)
Add: Depreciation and amortization:
Real estate assets	57,676	54,468	48,248
Discontinued operations	5,828	11,947	12,896
Unconsolidated joint ventures	5,323	5,883	2,391
Consolidated joint ventures	(163)	(177)	(108)
Impairment of real estate assets(1)	4,092	3,516	8,726
Gain on sale(2)	(19,363)	(3,112)	(1,954)
Net loss attributable to noncontrolling interests in the Operating Partnership	(74)	(1,051)	(703)

FFO available to common shareholders and unitholders	51,993	52,115	52,965
Dividends on preferred shares	12,400	11,964	8,467

FFO	$64,393	$64,079	$61,432

Weighted average common shares and Operating Partnership units outstanding – diluted	57,706	52,921	51,663

(1)	Impairment charges of $2.4 million are included in continuing operations in our consolidated statements of operations for the year ended December 31, 2012. The remaining impairment charges for the periods presented are included in discontinued operations in our consolidated statements of operations.
(2)	During 2012, we recorded a $2.9 million gain, which is reflected within continuing operations in our consolidated statements of operations, on the sale of our interest in a joint venture. During 2013, 2012 and 2011, we recorded gains on the sale of properties totaling $19.4 million, $0.2 million and $2.0 million, respectively, which are reflected in discontinued operations in our consolidated statements of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. In the normal course of business, we are exposed to the effect of interest rate changes. We have historically entered into derivative agreements to mitigate exposure to unexpected changes in interest. Market risk refers to the risk of loss from adverse changes in market interest rates. We periodically use derivative financial instruments to seek to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We intend to enter into derivative agreements only with counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency.

We had $673.6 million of debt outstanding at December 31, 2013, of which $230.9 million was fixed rate debt and $350.0 million was hedged variable rate debt. The remainder of our debt, $92.7 million, was unhedged variable rate debt that consisted of $49.0 million under the unsecured revolving credit facility, a $22.0 million mortgage loan and the $21.7 million outstanding balance under a Construction Loan. The mortgage loan has a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor and the Construction Loan has a contractual interest rate of LIBOR plus 2.50%. At December 31, 2013, LIBOR was 0.17%. A change in interest rates of 1% would result in an increase or decrease of $0.7 million in interest expense on our unhedged variable rate debt on an annualized basis.

The table below summarizes our interest rate swap agreements as of December 31, 2013 (dollars in thousands):

Effective Date	Maturity Date		Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014	(1)	$50,000	LIBOR	1.474%
July 2011	July 2016		35,000	LIBOR	1.754%
July 2011	July 2016		25,000	LIBOR	1.763%
July 2011	July 2017		30,000	LIBOR	2.093%
July 2011	July 2017		30,000	LIBOR	2.093%
September 2011	July 2018		30,000	LIBOR	1.660%
January 2012	July 2018		25,000	LIBOR	1.394%
March 2012	July 2017		25,000	LIBOR	1.129%
March 2012	July 2017		12,500	LIBOR	1.129%
March 2012	July 2018		12,500	LIBOR	1.383%
June 2012	July 2017		50,000	LIBOR	0.955%
June 2012	July 2018		25,000	LIBOR	1.135%

Total/Weighted Average			$350,000		1.500%

(1)	The interest rate swap agreement expired on January 15, 2014 and we did not enter into any new swap agreements.

For fixed rate debt, changes in interest rates generally affect the fair value of our debt but not our earnings or cash flow. See footnote 13, Fair Value Measurements, in the notes to our consolidated financial statements for more information on the fair value of our debt.

Our projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2013, for each of the succeeding five years are as follows (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate Debt
Mortgage debt(1)(2)	$13,169	$68,916	$15,878	$65,298	$2,010	$65,015	$230,286	$219,174

Weighted average interest rate	5.06%	5.01%	4.96%	5.02%	5.30%	5.01%
Variable Rate Debt
Mortgage loan	$22,000	$—	$—	$—	$—	$—	$22,000	$22,000
Construction loan	—	—	21,699	—	—	—	21,699	21,699
Unsecured term loan	—	—	—	—	100,000	200,000	300,000	300,000
Credit facility	—	—	—	99,000	—	—	99,000	99,000

Weighted average interest rate	1.99%	1.83%	1.80%	1.79%	1.83%	1.98%	$442,699	$442,699

Interest Rate Swaps
Variable to fixed(3)	50,000	—	60,000	147,500	92,500	—	$350,000	$(4,025)
Average pay rate	3.14%	3.17%	3.17%	3.16%	3.31%	—
Weighted average receive rate	1.81%	1.83%	1.83%	1.89%	2.07%	—

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.
(2)	Excludes a $22.0 million mortgage loan which encumbers Storey Park and the $21.7 million outstanding balance under a Construction Loan. The mortgage loan has a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor and the Construction Loan has a contractual interest rate of LIBOR plus 2.50%. At December 31, 2013, LIBOR was 0.17%.
(3)	Represents the notional amounts of the hedged debt. At December 31, 2013, we had fixed LIBOR on $350.0 million of our variable rate debt though twelve interest rate swap agreements. On January 15, 2014, an interest rate swap agreement that fixed LIBOR on $50.0 million of our variable rate debt expired.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are filed with this Annual Report on Form 10-K immediately following the signature page of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 78 of this Annual Report on Form 10-K. KPMG’s report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

First Potomac Realty Trust:

We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(2)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 28, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	52

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

Andrew P. Blocher	49

Executive Vice President and Chief Financial Officer

Andrew P. Blocher joined the Company in 2012 as Executive Vice President and Chief Financial Officer. Mr. Blocher has over 20 years of finance and capital markets experience, including 15 years in the public REIT sector. Prior to joining the Company, Mr. Blocher was the Chief Financial Officer at Federal Realty Investment Trust (“NYSE: FRT”), joining FRT in 2000 as Vice President, Investor Relations; Mr. Blocher was promoted to Senior Vice President in 2007 and to Chief Financial Officer in 2008. Mr. Blocher had served as Director, Structured Finance Marketing and Modeling, at Freddie Mac, as well as Vice President of Capital Markets for CRIIMI MAE Inc., a mortgage REIT. Mr. Blocher received his Bachelor of Science degree in Finance from Indiana University in Bloomington and his Masters of Business Administration in Finance from the George Washington University.

Nicholas R. Smith	49

Executive Vice President and Chief Investment Officer

Nicholas R. Smith is one of the founders of the Company and has served as Executive Vice President and Chief Investment Officer since the founding of our predecessor in 1997. He has over 25 years of experience in commercial real estate in the Washington, D.C. area, including seven years with DDI and D&K Management. Prior to joining DDI, Mr. Smith was with Garrett & Smith, Inc., a real estate investment and development firm based in Mclean, Virginia and Transwestern (formerly Barrueta & Associates, Inc.), a Washington, D.C.-based commercial real estate brokerage and property management firm. Mr. Smith received his Bachelor of Arts degree from The Catholic University of America. He currently serves on the Council of Advisors for the University of Maryland’s School of Architecture, Planning and Preservation Graduate Programs in Real Estate and is Vice Chairman of the Board of Directors of the Choral Arts Society of Washington. He is also a member of NAIOP, the Urban Land Institute and NAREIT.

The information appearing in the Company’s definitive proxy statement to be filed in connection with the Company’s Annual Meeting of Shareholders to be held on May 20, 2014 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Corporate Governance and Board Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

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

The information in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Reference is made to the Index to Financial Statements and Schedules on page 83 for a list of the financial statements and schedules included in this report.

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning page 128 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on February 28, 2014.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Signature	Title

/s/ Douglas J. Donatelli Douglas J. Donatelli	Chairman of the Board of Trustees and Chief Executive Officer (principal executive officer)

/s/ Andrew P. Blocher Andrew P. Blocher	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael H. Comer Michael H. Comer	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Robert H. Arnold Robert H. Arnold	Trustee

/s/ Richard B. Chess Richard B. Chess	Trustee

/s/ J. Roderick Heller, III J. Roderick Heller, III	Trustee

/s/ R. Michael McCullough R. Michael McCullough	Trustee

/s/ Alan G. Merten Alan G. Merten	Trustee

/s/ Terry L. Stevens Terry L. Stevens	Trustee

/s/ Thomas E. Robinson Thomas E. Robinson	Trustee

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

First Potomac Realty Trust:

We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 28, 2014

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(Amounts in thousands, except per share amounts)

	2013	2012
Assets:
Rental property, net	$1,203,299	$1,450,679
Assets held-for-sale	45,861	—
Cash and cash equivalents	8,740	9,374
Escrows and reserves	7,673	13,421
Accounts and other receivables, net of allowance for doubtful accounts of $1,181 and $1,799, respectively	12,384	15,271
Accrued straight-line rents, net of allowance for doubtful accounts of $92 and $530, respectively	30,332	28,133
Notes receivable, net	54,696	54,730
Investment in affiliates	49,150	50,596
Deferred costs, net	43,198	40,370
Prepaid expenses and other assets	8,279	8,597
Intangible assets, net	38,848	46,577

Total assets	$1,502,460	$1,717,748

Liabilities:
Mortgage loans	$274,648	$418,864
Secured term loan	—	10,000
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	99,000	205,000
Accounts payable and other liabilities	41,296	64,920
Accrued interest	1,663	2,653
Rents received in advance	6,118	9,948
Tenant security deposits	5,666	5,968
Deferred market rent, net	1,557	3,535

Total liabilities	729,948	1,020,888

Noncontrolling interests in the Operating Partnership	33,221	34,367

Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,704 and 51,047 shares issued and outstanding, respectively	59	51
Additional paid-in capital	911,533	804,584
Noncontrolling interests in consolidated partnerships	781	3,728
Accumulated other comprehensive loss	(3,836)	(10,917)
Dividends in excess of accumulated earnings	(329,246)	(294,953)

Total equity	739,291	662,493

Total liabilities, noncontrolling interests and equity	$1,502,460	$1,717,748

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2013, 2012 and 2011

(Amounts in thousands, except per share amounts)

	2013	2012	2011
Revenues:
Rental	$124,437	$119,988	$106,222
Tenant reimbursements and other	32,186	30,427	25,082

Total revenues	156,623	150,415	131,304

Operating expenses:
Property operating	40,850	36,470	31,957
Real estate taxes and insurance	16,627	14,746	13,082
General and administrative	21,979	23,568	16,027
Acquisition costs	602	49	5,042
Depreciation and amortization	57,676	54,468	48,248
Impairment of real estate assets	—	2,444	—
Contingent consideration related to acquisition of property	(213)	152	(1,487)

Total operating expenses	137,521	131,897	112,869

Operating income	19,102	18,518	18,435

Other expenses, net:
Interest expense	33,141	40,998	38,652
Interest and other income	(6,373)	(6,046)	(5,282)
Equity in losses (earnings) of affiliates	47	(40)	(20)
Gain on sale of investment	—	(2,951)	—
Loss on debt extinguishment / modification	1,810	13,687	—

Total other expenses, net	28,625	45,648	33,350

Loss from continuing operations before income taxes	(9,523)	(27,130)	(14,915)

Benefit from income taxes	—	4,142	633

Loss from continuing operations	(9,523)	(22,988)	(14,282)

Discontinued operations:
Income from operations	5,555	14,446	3,576
Loss on debt extinguishment	(4,414)	—	—
Gain on sale of real estate property	19,363	161	1,954

Income from discontinued operations	20,504	14,607	5,530

Net income (loss)	10,981	(8,381)	(8,752)
Less: Net loss attributable to noncontrolling interests	93	986	688

Net income (loss) attributable to First Potomac Realty Trust	11,074	(7,395)	(8,064)

Less: Dividends on preferred shares	(12,400)	(11,964)	(8,467)

Net loss attributable to common shareholders	$(1,326)	$(19,359)	$(16,531)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.39)	$(0.68)	$(0.46)
Income from discontinued operations	0.36	0.28	0.11

Net loss	$(0.03)	$(0.40)	$(0.35)

Weighted average common shares outstanding – basic and diluted	55,034	50,120	49,323

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	2013	2012	2011
Net income (loss)	$10,981	$(8,381)	$(8,752)
Unrealized gain on derivative instruments	7,423	295	163
Unrealized loss on derivative instruments	—	(5,629)	(5,733)

Total comprehensive income (loss)	18,404	(13,715)	(14,322)
Net loss attributable to noncontrolling interests	93	986	688
Net unrealized (gain) loss from derivative instruments attributable to noncontrolling interests	(342)	266	266

Comprehensive income (loss) attributable to First Potomac Realty Trust	$18,155	$(12,463)	$(13,368)

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Equity

Years ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	Series A Preferred Shares	Common Shares	Additional Paid-in Capital	Noncontrolling Interests in Consolidated Partnerships	Accumulated Other Comprehensive Loss	Dividends in Excess of Accumulated Earnings	Total Equity
Balance at December 31, 2010	$—	$50	$794,051	$3,077	$(545)	$(178,573)	$618,060

Net loss	—	—	—	—	—	(8,752)	(8,752)
Net unrealized loss on derivative instruments	—	—	—	—	(5,570)	—	(5,570)
Net loss attributable to noncontrolling interests	—	—	—	—	266	688	954
Dividends paid to common shareholders	—	—	—	—	—	(40,022)	(40,022)
Dividends paid to preferred shareholders	—	—	—	—	—	(8,467)	(8,467)
Shares issued in exchange for common Operating Partnership units	—	—	19	—	—	—	19
Restricted stock expense	—	—	2,254	—	—	—	2,254
Exercise of stock options	—	—	96	—	—	—	96
Stock option and employee stock purchase plan expense	—	—	331	—	—	—	331
Issuance of common stock, net of net settlements	—	—	3,153	—	—	—	3,153
Issuance of preferred stock	115,000	—	(4,003)	—	—	—	110,997
Adjustment of common Operating Partnership units to fair value	—	—	2,270	—	—	—	2,270
Noncontrolling interest in consolidated joint ventures, at acquisition	—	—	—	1,153	—	—	1,153
Income attributable to noncontrolling interest in consolidated joint ventures	—	—	—	15	—	—	15

Balance at December 31, 2011	115,000	50	798,171	4,245	(5,849)	(235,126)	676,491

Net loss	—	—	—	—	—	(8,381)	(8,381)
Net unrealized loss on derivative instruments	—	—	—	—	(5,334)	—	(5,334)
Net loss attributable to noncontrolling interests	—	—	—	—	266	986	1,252
Dividends paid to common shareholders	—	—	—	—	—	(40,730)	(40,730)
Dividends on preferred shares	—	—	—	—	—	(11,702)	(11,702)
Shares issued in exchange for common Operating Partnership units	—	1	4,064	—	—	—	4,065
Restricted stock expense	—	—	2,961	—	—	—	2,961
Exercise of stock options	—	—	71	—	—	—	71
Stock option and employee stock purchase plan expense	—	—	611	—	—	—	611
Issuance of common stock, net of net settlements	—	—	2,114	—	—	—	2,114
Issuance of preferred stock	45,000	—	(1,482)	—	—	—	43,518
Adjustment of common Operating Partnership units to fair value	—	—	(1,926)	—	—	—	(1,926)
Net contributions to noncontrolling interest in consolidated joint ventures	—	—	—	(582)	—	—	(582)
Income attributable to noncontrolling interest in consolidated joint ventures	—	—	—	65	—	—	65

Balance at December 31, 2012	160,000	51	804,584	3,728	(10,917)	(294,953)	662,493

Net income	—	—	—	—	—	10,981	10,981
Net unrealized gain on derivative instruments	—	—	—	—	7,423	—	7,423
Net income attributable to noncontrolling interests	—	—	—	—	(342)	93	(249)
Dividends paid to common shareholders	—	—	—	—	—	(32,917)	(32,917)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends	—	—	—	—	—	(50)	(50)
Restricted stock expense	—	—	3,863	—	—	—	3,863
Exercise of stock options	—	—	163	—	—	—	163
Stock option and employee stock purchase plan expense	—	—	549	—	—	—	549
Issuance of common stock, net of net settlements	—	8	103,581	—	—	—	103,589
Acquisition of remaining interests in consolidated joint venture	—	—	(1,387)	(3,178)	—	—	(4,565)
Adjustment of common Operating Partnership units to fair value	—	—	180	—	—	—	180
Net distributions from noncontrolling interest in consolidated joint ventures	—	—	—	250	—	—	250
Loss attributable to noncontrolling interest in consolidated joint ventures	—	—	—	(19)	—	—	(19)

Balance at December 31, 2013	$160,000	$59	$911,533	$781	$(3,836)	$(329,246)	$739,291

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	2013	2012	2011
Cash flow from operating activities:
Net income (loss)	$10,981	$(8,381)	$(8,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate property	(19,363)	(161)	(1,954)
Loss on debt extinguishment / modification	192	—	—
Depreciation and amortization	5,828	11,947	12,897
Impairment of real estate assets	4,092	1,072	8,726
Depreciation and amortization	58,690	55,866	48,988
Stock based compensation	4,412	3,572	2,585
Bad debt expense	800	702	980
Deferred income taxes	—	(3,533)	(23)
Amortization of deferred market rent	76	195	(656)
Amortization of financing costs and discounts	2,851	2,397	2,422
Equity in losses (earnings) of affiliates	47	(40)	(20)
Distributions from investments in affiliates	2,064	1,796	243
Contingent consideration related to acquisition of property	(213)	152	(1,437)
Contingent consideration payments in excess of fair value at acquisition date	(987)	—	—
Impairment of real estate assets	—	2,444	—
Gain on sale of investment	—	(2,951)	—
Loss on debt extinguishment / modification	223	2,379	—
Changes in assets and liabilities:
Escrows and reserves	6,256	5,889	(7,636)
Accounts and other receivables	1,763	(4,152)	(4,646)
Accrued straight-line rents	(8,078)	(10,343)	(5,523)
Prepaid expenses and other assets	1,074	(348)	(283)
Tenant security deposits	1,022	289	135
Accounts payable and accrued expenses	(2,340)	3,444	4,175
Accrued interest	(990)	(129)	612
Rents received in advance	(3,616)	(1,603)	4,510
Deferred costs	(9,492)	(12,664)	(17,296)

Total adjustments	44,311	56,220	46,799

Net cash provided by operating activities	55,292	47,839	38,047

Cash flows from investing activities:
Investment in note receivable	—	—	(29,850)
Principal payments from note receivable	104	—	—
Proceeds from sale of real estate assets	263,469	14,341	26,883
Proceeds from sale of investment	—	25,705	—
Change in escrow and reserve accounts	(10)	(61)	(1,978)
Additions to rental property and furniture, fixtures and equipment	(48,125)	(58,371)	(35,622)
Additions to construction in progress	(19,877)	(12,115)	(16,164)
Acquisition of land parcel	—	—	(7,500)
Acquisition of rental property and associated intangible assets	(30,000)	—	(70,523)
Acquisition of noncontrolling interest in consolidated joint venture	(4,565)	—	—
Investment in affiliates	(665)	(2,512)	(48,857)

Net cash provided by (used in) investing activities	160,331	(33,013)	(183,611)

Cash flows from financing activities:
Financing costs	(5,568)	(3,932)	(4,804)
Issuance of debt	152,199	445,400	506,000
Issuance of common shares, net	105,085	3,599	3,585
Issuance of preferred shares, net	—	43,518	110,997
Payment of deferred acquisition costs and contingent consideration	(9,036)	—	—
Contributions from consolidated joint venture partners	250	—	1,153
Distributions to consolidated joint venture partners	—	(592)	—
Repayments of debt	(412,381)	(456,109)	(438,893)
Dividends to common shareholders	(32,917)	(40,730)	(40,022)
Dividends to preferred shareholders	(12,400)	(11,267)	(7,353)
Distributions to noncontrolling interests	(1,557)	(2,159)	(1,726)
Operating partnership unit redemptions	(95)	—	—
Proceeds from stock option exercises	163	71	96

Net cash (used in) provided by financing activities	(216,257)	(22,201)	129,033

Net decrease in cash and cash equivalents	(634)	(7,375)	(16,531)
Cash and cash equivalents, beginning of year	9,374	16,749	33,280

Cash and cash equivalents, end of year	$8,740	$9,374	$16,749

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2013, 2012 and 2011

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	2013	2012	2011
Cash paid for interest, net	$32,116	$40,769	$38,443
Cash paid for income based franchise taxes	—	714	352
Non-cash investing and financing activities:
Settlements of common shares	1,348	1,252	445
Debt assumed in connection with the acquisition of real estate	—	—	153,527
Contingent consideration recorded at acquisition	—	—	9,356
Change in fair value of the outstanding common Operating Partnership units	(215)	2,074	(2,271)
Conversion of common Operating Partnership units for common shares	—	4,064	19
Issuance of common Operating Partnership units in connection with the acquisition of real estate	418	—	28,845
Change in accruals:
Additions to rental property and furniture, fixtures and equipment	(4,959)	1,988	8,415
Additions to development and redevelopment	(3,118)	3,705	693

Cash paid for interest on indebtedness is net of capitalized interest of $2.5 million, $2.4 million and $1.9 million in 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, certain of the Company’s employees surrendered common shares owned by them valued at $1.3 million, $1.3 million and $0.4 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At December 31, 2013 and 2012, the Company recorded adjustments of $3.3 million and $3.5 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were redeemed for an equivalent number of the Company’s common shares during 2013. During 2012 and 2011, 322,302 and 1,300 common Operating Partnership units, respectively, were redeemed for an equivalent number of the Company’s common shares.

During 2011, the Company acquired seven consolidated properties and a land parcel at an aggregate purchase price of $276.6 million, including the assumption of mortgage debt with an aggregate fair value of $153.5 million. During 2011, the Company issued 1,963,388 common Operating Partnership units valued at $28.8 million in connection with the acquisition of 840 First Street, NE, which was acquired for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property. As a result, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. During the second quarter of 2013, the Company entered into an agreement to lease additional space at the property and, as a result, issued 35,911 common Operating Partnership units to the seller in the fourth quarter of 2013 in accordance with the terms of the purchase agreement.

At December 31, 2013, 2012 and 2011, the Company accrued $8.5 million, $13.2 million and $12.1 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During 2013, 2012 and 2011, the Company accrued $1.5 million, $4.6 million and $1.0 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from its intensive property management, leasing expertise, market knowledge and established relationships, and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

References in these consolidated financial statements to “we,” “our” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

The Company conducts its business through First Potomac Realty Investment Limited Partnership, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of, and, as of December 31, 2013, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by several of the Company’s executive officers who contributed properties and other assets to the Company upon its formation, and the remainder of which are owned by other unrelated parties.

At December 31, 2013, the Company wholly-owned or had a controlling interest in properties totaling 9.1 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. The Company also owned land that can support approximately 1.5 million square feet of additional development. The Company’s consolidated properties were 85.8% occupied by 576 tenants at December 31, 2013. The Company did not include square footage that was in development or redevelopment, which totaled 0.1 million square feet at December 31, 2013, in its occupancy calculation. The Company derives substantially all of its revenue from leases of space within its properties. The U.S. Government, the Company’s largest tenant, accounted for 48% of its outstanding accounts receivable at December 31, 2013. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2013, the Company had consolidated total revenues of $156.6 million and consolidated total assets of approximately $1.5 billion. Financial information related to the Company’s four reporting segments is set forth in footnote 18, Segment Information, to the Company’s consolidated financial statements.

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

(c) Revenue Recognition and Accounts Receivable

The Company generates substantially all of its revenue from leases on its properties. The Company recognizes rental revenue on a straight-line basis over the term of its leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. The Company considers current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to Property operating expense in the Company’s consolidated statements of operations in the period in which the determination is made and to allowance for doubtful accounts in either Accounts and other receivables or Accrued straight-line rents on the Company’s consolidated balance sheets. During 2013, 2012 and 2011, the Company incurred charges of $0.8 million, $0.7 million and $1.0 million, respectively, related to anticipated uncollectible amounts from tenants, including accrued straight-line rents. The Company considers similar criteria in assessing impairment associated with outstanding loans or notes receivable and whether any allowance for anticipated credit loss is appropriate.

Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period in which the expenses are incurred. The Company records a provision for losses on estimated uncollectible accounts receivable based on its analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and the Company has possession of the terminated space. The Company recognized lease termination fees included in “Tenant reimbursements and other revenues” in its consolidated statements of operations of $1.0 million, $2.0 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(f) Deferred Costs

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. Leasing costs related to the execution of tenant leases and lease incentives are deferred and amortized ratably over the term of the related leases. Accumulated amortization of these combined costs was $20.7 million and $20.8 million at December 31, 2013 and 2012, respectively.

The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2013 (amounts in thousands):

	Deferred Financing	Deferred Leasing(1)	Deferred Lease Incentive(2)
2014	$1,988	$5,338	$484
2015	1,780	4,672	545
2016	1,421	4,222	545
2017	1,104	3,472	461
2018	742	2,939	434
Thereafter	543	9,509	1,636

	$7,578	$30,152	$4,105

(1)	Excludes the amortization of $1.8 million of leasing costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the period over which the leasing costs will be amortized has yet to be determined. Includes amounts from properties that were classified as held-for-sale at December 31, 2013.
(2)	Excludes $0.1 million of unamortized lease incentives that were accrued as of December 31, 2013.

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

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the carrying value of a property, an impairment analysis is performed. The Company assesses potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make estimates as to whether there are impairments in the carrying values of its investments in real estate. Further, the Company will record an impairment loss if it expects to dispose of a property, in the near term, at a price below carrying value. In such an event, the Company will record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.

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

The Company recognizes the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when assumed or incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

The Company capitalizes interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include its investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. The Company will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. The Company also capitalizes direct compensation costs of the Company’s construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. The Company does not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to its development or redevelopment projects. Capitalized compensation costs were immaterial during 2013, 2012 and 2011. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. The Company will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

(i) Investment in Affiliates

The Company may continue to grow its portfolio by entering into ownership arrangements with third parties for which it does not have a controlling interest. The structure of the arrangement may affect the Company’s accounting treatment as the entities may qualify as variable interest entities (“VIE”) based on disproportionate voting to equity interests, or other factors. In determining whether to consolidate an entity, the Company assesses the structure and intent of the entity relationship as well its power to direct major decisions regarding the entity’s operations. When the Company’s investment in an entity meets the requirements for the equity method of accounting, it will record its initial investment in its consolidated balance sheets as “Investment in affiliates.” The initial investment in the entity is adjusted to recognize the Company’s share of earnings, losses, distributions received from the entity or additional contributions. Basis differences, if any, are recognized over the life of the venture as an adjustment to “Equity in losses (earnings) of affiliates” in the Company’s consolidated statements of operations. The Company’s respective share of all earnings or losses from the entity will be recorded in its consolidated statements of operations as “Equity in losses (earnings) of affiliates.”

When the Company is deemed to have a controlling interest in a partially-owned entity, it will consolidate all of the entity’s assets, liabilities, operating results and cash flows within its consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the permanent equity section of the Company’s consolidated balance sheets to the extent the associated ownership interests are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and for any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party will be recorded in the Company’s consolidated statements of operations as a component of “Net loss attributable to noncontrolling interests.”

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

The Company assesses goodwill for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with GAAP. In 2011, new accounting guidance was issued, which the Company adopted, that permits the Company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test for that reporting unit. The Company assesses the impairment of its goodwill based on such qualitative factors as general economic conditions, industry and market conditions, market competiveness, overall financial performance (such as negative cash flows) and other entity specific events. As of December 31, 2013, the Company concluded that it was more likely than not that the fair value of its reporting units exceeded its carrying value, and as a result, the Company determined that it was unnecessary to perform any additional testing for goodwill impairment. No goodwill impairment losses were recognized during 2013, 2012 and 2011.

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

The Company may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. The effective portion of derivative transactions will result in changes in the fair value of the assets or liabilities to be recorded within equity (cash flow hedge) or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. For a cash flow hedge, the Company records its proportionate share of unrealized gains or losses on its derivative instruments associated with its unconsolidated joint ventures within equity and “Investment in affiliates.” The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.

(m) Income Taxes

The Company has elected to be taxed as a REIT. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income annually to its shareholders and meet other organizational and operational requirements. As a REIT, the Company will not be subject to federal income tax and any non-deductible excise tax if it distributes at least 100% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company has certain subsidiaries, including a taxable REIT subsidiary (“TRS”) and an entity that has elected be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. A designated REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. The Company’s TRS was inactive in 2013, 2012 and 2011. See footnote 9, Income Taxes, for further information.

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases and for operating losses, capital losses and tax credit carryovers based on tax rates to be effective when amounts are realized or settled. The Company will recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on available evidence, including future reversals of existing temporary differences, future projected taxable income and tax planning strategies. The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2013, 2012 and 2011, the Company did not take any uncertain tax positions.

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

(o) Notes Receivable

The Company provides loans to the owners of real estate properties, which can be collateralized by interest in the real estate property. The Company records these loans as “Notes receivable, net” in its consolidated balance sheets. The loans are recorded net of any discount and issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. The Company records interest earned from notes receivable and amortization of any discount costs and issuance costs within “Interest and other income” in its consolidated statements of operations.

The Company will establish a provision for anticipated credit losses associated with its notes receivable when it anticipates that it may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. The Company’s collectability of its notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of its underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that the Company estimates to be adequate based on these factors. Based on the review of the above criteria, the Company did not record an allowance for credit losses for its notes receivable during 2013, 2012 and 2011.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see note 10, Discontinued Operations.

(q) Application of New Accounting Standards

In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts. The Company adopted the provisions of ASU 2013-02 on January 1, 2013, which did not have a significant impact on its consolidated financial statements or notes thereto.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	2013	2012	2011
Numerator for basic and diluted earnings per common share:
Loss from continuing operations	$(9,523)	$(22,988)	$(14,282)
Income from discontinued operations	20,504	14,607	5,530

Net income (loss)	10,981	(8,381)	(8,752)
Less: Net loss from continuing operations attributable to noncontrolling interests	991	1,713	927
Less: Net income from discontinued operations attributable to noncontrolling interests	(898)	(727)	(239)

Net income (loss) attributable to First Potomac Realty Trust	11,074	(7,395)	(8,064)

Less: Dividends on preferred shares	(12,400)	(11,964)	(8,467)

Net loss attributable to common shareholders	(1,326)	(19,359)	(16,531)

Less: Allocation to participating securities	(388)	(620)	(591)

Net loss attributable to common shareholders	$(1,714)	$(19,979)	$(17,122)

Denominator for basic and diluted earnings per common share:

Weighted average common shares outstanding – basic and diluted	55,034	50,120	49,323

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.39)	$(0.68)	$(0.46)
Income from discontinued operations	0.36	0.28	0.11

Net loss	$(0.03)	$(0.40)	$(0.35)

In accordance with GAAP regarding earnings per common share, the Company did not include the following potential weighted average common shares in its calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	2013	2012	2011
Stock option awards	1,369	1,462	904
Non-vested share awards	471	553	401
Conversion of Exchangeable Senior Notes(1)	—	—	814
Series A Preferred Shares(2)	12,076	12,162	7,674

	13,916	14,177	9,793

(1)	On December 15, 2011, the Company repaid the outstanding balance of $30.4 million on its Exchangeable Senior Notes. Each $1,000 principal amount of the Exchangeable Senior Notes were convertible into 28.039 common shares during 2011.
(2)	In January 2011 and March 2012, the Company issued 4.6 million and 1.8 million, respectively, Series A Preferred Shares, which are only convertible into the Company’s common shares upon certain changes in control of the Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price.

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which the Company has a controlling interest. All of the Company’s rental properties are located within the greater Washington, D.C. region. Rental property consists of the following at December 31 (amounts in thousands):

	2013	2012
Land and land improvements	$294,753	$387,047
Buildings and improvements	868,027	1,086,694
Construction in process	93,269	56,614
Tenant improvements	146,176	145,910
Furniture, fixtures and equipment	5,047	5,498

	1,407,272	1,681,763
Less: accumulated depreciation	(203,973)	(231,084)

	$1,203,299	$1,450,679

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

On August 4, 2011, the Company formed a joint venture with an affiliate of Perseus Realty, LLC to acquire Storey Park (formerly “1005 First Street, NE”) in the Company’s Washington, D.C. reporting segment. At the time, site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At December 31, 2013, the Company’s total investment in the development project was $48.4 million, which included the original cost basis of the property of $43.3 million.

On December 28, 2010, the Company acquired 440 First Street, NW, a vacant eight-story office building in the Company’s Washington, D.C. reporting segment. In October 2013, the Company substantially completed the redevelopment of the 139,000 square foot property. During 2013, the Company placed in-service 19,763 square feet of office space at the property. At December 31, 2013, the Company’s total investment in the redevelopment project was $53.7 million, which included the original cost basis of the property of $23.6 million.

The Company did not place-in service any development efforts during 2013. The Company will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At December 31, 2013, the Company had 119,510 square feet of redevelopment efforts at 440 First Street, NW that have yet to be placed-in service. At December 31, 2013, the Company had no completed development efforts that have yet to be placed in service.

During 2012, the Company completed and placed in-service development and redevelopment efforts on 302,000 square feet of space, which was primarily office space, and all of which is located in its Northern Virginia reporting segment.

(5) Acquisition

On October 1, 2013, the Company acquired 540 Gaither Road (Redland I), one of the three multi-story office buildings at Redland Corporate Center, for $30.0 million. The property is a fully occupied, six-story, 134,000 square foot office building located in Rockville, Maryland. The acquisition was funded with $28.2 million of proceeds from the sale of its industrial portfolio in June 2013 that was previously placed with a qualified intermediary to facilitate a tax-free exchange, as well as available cash.

For 2013, the Company included $1.1 million of revenues and $0.3 million of net income in its consolidated statements of operations related to the acquisition of 540 Gaither Road (Redland I). The Company incurred $0.6 million of acquisition-related due diligence and closing costs during 2013 and an immaterial amount during 2012. The Company did not acquire any properties in 2012.

The fair values of the net assets acquired in 2013 are as follows (amounts in thousands):

2013
Land	$6,458
Acquired tenant improvements	1,669
Building and improvements	18,162
In-place leases	2,886
Acquired leasing commissions	580
Legal leasing fees	2
Above-market leases acquired	243

Total net assets acquired	$30,000

The fair values for the assets acquired in 2013 are preliminary as the Company continues to finalize their acquisition date fair value determination.

At December 31, 2013, the Company’s consolidated intangible assets acquired in 2013 were comprised of the following categories: acquired tenant improvements; in-place leases; acquired leasing commissions; legal expenses; and above-market leases, which had an aggregate weighted average amortization period of 3.3 years.

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information set forth below presents results as of December 31 as if the acquisition of 540 Gaither Road (Redland I) had occurred on January 1, 2012. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts):

	2013	2012
Pro forma total revenues	$159,799	$154,661
Pro forma net income (loss)	$12,570	$(6,742)
Pro forma net loss per share – basic and diluted	$—	$(0.37)

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

		2013
	Reporting Segment	Ownership Interest	Company Investment	Debt		Recourse Debt(1)
Prosperity Metro Plaza	Northern Virginia	51%	$24,735	$48,991	(1)	$—
1750 H Street, NW	Washington, D.C.	50%	16,780	28,413	(1)	—
Aviation Business Park	Maryland	50%	5,008	—		—
Rivers Park I and II	Maryland	25%	2,627	28,000	(2)	7,000

			$49,150	$105,404		$7,000

		2012
	Reporting Segment	Ownership Interest	Company Investment	Debt		Recourse Debt(1)

Prosperity Metro Plaza	Northern Virginia	51%	$26,679	$50,002	(1)	$—
1750 H Street, NW	Washington, D.C.	50%	16,130	29,425	(1)	—
Aviation Business Park	Maryland	50%	4,713	—		—
Rivers Park I and II	Maryland	25%	3,074	28,000	(2)	7,000

			$50,596	$107,427		$7,000

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.
(2)	Of the total mortgage debt that encumbers the Company’s unconsolidated properties, $7.0 million is recourse to the Company. The loan is scheduled to mature in March 2014, but the Company anticipates the joint venture will extend the loan’s maturity date to later in 2014. Management believes the fair value of the potential liability to the Company is inconsequential as the likelihood of the Company’s need to perform under the debt agreement is remote.

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

The net assets of the Company’s unconsolidated joint ventures consisted of the following at December 31 (amounts in thousands):

	2013	2012
Assets:
Rental property, net	$194,240	$198,411
Cash and cash equivalents	3,680	6,224
Other assets	15,585	17,377

Total assets	213,505	222,012

Liabilities:
Mortgage loans(1)	106,384	109,427
Other liabilities	5,046	6,687

Total liabilities	111,430	116,114

Net assets	$102,075	$105,898

(1)	Includes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

The Company’s share of earnings or losses related to its unconsolidated joint ventures is recorded in its consolidated statements of operations as “Equity in losses (earnings) of affiliates.”

The following table summarizes the results of operations of the Company’s unconsolidated joint ventures at December 31, which due to its varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in its consolidated statements of operations (amounts in thousands):

	2013	2012	2011
Total revenues	$24,017	$24,945	$13,389
Total operating expenses	(7,753)	(7,377)	(4,330)

Net operating income	16,264	17,568	9,059
Depreciation and amortization	(11,551)	(12,564)	(5,725)
Interest expense, net	(4,222)	(4,326)	(3,450)
(Provision) benefit for income taxes	(83)	(21)	176

Net income	$408	$657	$60

The Company earns various fees from several of its joint ventures, which include management fees, leasing commissions and construction management fees. The Company recognizes fees only to the extent of the third party ownership interest in its unconsolidated joint ventures. The Company recognized fees from its unconsolidated joint ventures of $0.6 million, $0.5 million and $0.6 million in 2013, 2012 and 2011, respectively, which are reflected within “Tenant reimbursements and other revenues” in its consolidated statements of operations.

(7) Notes Receivable

Below is a summary of the Company’s notes receivable at December 31, 2013 and 2012 (dollars in thousands):

	Balance at December 31, 2013
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(130)	$24,870	12.5%	950 F Street, NW
April 2011	29,896	(70)	29,826	9.0%	America’s Square

	$54,896	$(200)	$54,696

	Balance at December 31, 2012
Issued	Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
December 2010	$25,000	$(171)	$24,829	12.5%	950 F Street, NW
April 2011	30,000	(99)	29,901	9.0%	America’s Square

	$55,000	$(270)	$54,730

In April 2011, the Company provided a $30.0 million mezzanine loan to the owners of America’s Square, a 461,000 square-foot office complex located in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan is repayable in full at any time, subject to yield maintenance. The loan matures on May 1, 2016 and required monthly interest-only payments until May 2013, at which time the loan began requiring monthly principal and interest payments through its maturity date. The interest rate on the loan is constant throughout the life of the loan.

In December 2010, the Company provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot, office/retail building located in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan requires monthly interest-only payments with a constant interest rate over the life of the loan. The loan was pre-payable without penalty prior to December 21, 2013. On January 10, 2014, the Company amended the loan to increase the outstanding balance to $34.0 million and reduce the fixed interest rate from 12.5% to 9.75%. The amended and restated mezzanine loan matures on April 1, 2017 and is repayable in full on or after December 21, 2015. The $9.0 million increase in the loan was provided by a draw under the Company’s unsecured revolving credit facility.

The Company recorded interest income related to its notes receivable of $5.9 million during both 2013 and 2012 and $5.1 million during 2011, which is included within “Interest and other income” in the Company’s consolidated statements of operations. Payments under both loans were current at December 31, 2013.

The Company recorded income from the amortization of origination fees of $0.1 million for each of 2013, 2012 and 2011. The amortization of origination fees are recorded within “Interest and other income” in the Company’s consolidated statements of operations.

(8) Intangible Assets and Deferred Market Rent Liabilities

Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2013(1)			2012
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
In-place leases	$44,772	$(18,843)	$25,929	$52,982	$(21,282)	$31,700
Customer relationships	1,002	(591)	411	1,001	(433)	568
Leasing commissions	7,796	(3,361)	4,435	8,999	(3,447)	5,552
Legal leasing fees	137	(83)	54	179	(81)	98
Deferred market rent assets	2,485	(1,348)	1,137	3,463	(1,734)	1,729
Goodwill	6,930	—	6,930	6,930	—	6,930

	$63,122	$(24,226)	$38,896	$73,554	$(26,977)	$46,577

Deferred market rent liability	$4,381	$(2,767)	$1,614	$8,523	$(4,988)	$3,535

(1)	Includes amounts from properties that were classified as held-for-sale at December 31, 2013.

The Company recognized $8.3 million, $10.7 million and $13.6 million of amortization expense on intangible assets for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013 and 2012, the Company recognized a reduction of rental revenue of $0.1 million and $0.2 million, respectively, through the net amortization of deferred market rent assets and deferred market rent liabilities. The Company recognized $0.4 million of additional rental revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the year ended December 31, 2011. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of intangible assets, were $1.0 million, $1.1 million and $0.6 million during 2013, 2012 and 2011, respectively.

The projected net amortization of intangible assets and deferred market liabilities as of December 31, 2013, including amounts from properties that were classified as held-for-sale at December 31, 2013, are as follows (amounts in thousands):

2014	$7,597
2015	6,787
2016	5,766
2017	2,306
2018	1,760
Thereafter	6,136

$30,352

(9) Income Taxes

The Company owns properties in Washington, D.C. that are subject to income-based franchise taxes at an effective rate of 9.975% as a result of conducting business in Washington, D.C. The Company’s deferred tax assets and liabilities associated with the properties were primarily associated with differences in the GAAP and tax basis of real estate assets, particularly acquisition costs, but also included intangible assets and deferred market rent assets and liabilities that were associated with properties located in Washington, D.C. The Company will recognize deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

During the third quarter of 2012, there was a change in tax regulations in the District of Columbia that required the Company to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in the Company prospectively measuring all of its deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse; therefore, the Company did not record a benefit from income taxes during 2013. The Company recognized a benefit from income taxes of $4.1 million and $0.6 million during 2012 and 2011, respectively. At December 31, 2013 and December 31, 2012, the Company had recorded a $1.0 million receivable within “Accounts and other receivables” in its consolidated balance sheets for an expected tax refund associated with its 2011 tax payments and the estimated payments made in 2012 arising from the change in regulations in 2012. At December 31, 2013 and December 31, 2012, the Company did not have any recorded deferred tax assets or deferred tax liabilities. The Company also has interests in an unconsolidated joint venture that owns real estate in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to this unconsolidated joint venture is reflected within “Equity in losses (earnings) of affiliates” in the Company’s consolidated statements of operations.

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

(10) Discontinued Operations

The following table is a summary of completed and anticipated property dispositions whose operating results are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Patrick Center(1)	Maryland	April 2014	Office	66,269	$	N/A
West Park(1)	Maryland	March 2014	Office	28,333		N/A
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973		31,616
Worman’s Mill Court	Maryland	11/19/2013	Office	40,099		3,362
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429		2,732
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875		3,210
Industrial Portfolio(2)	Various	May/June 2013	Industrial	4,280,985		176,569
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055		2,469
Owings Mills Business Park(3)	Maryland	11/7/2012	Business Park	38,779		3,472
Goldenrod Lane	Maryland	5/31/2012	Office	23,518		2,663
Woodlands Business Center	Maryland	5/8/2012	Office	37,887		2,885
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429		5,153
Aquia Commerce Center I & II	Northern Virginia	6/22/2011	Office	64,488		11,251
Gateway West	Maryland	5/27/2011	Office	111,481		4,809
Old Courthouse Square	Maryland	2/18/2011	Retail	201,208		10,824

(1)	The Company anticipates selling West Park in March 2014 and Patrick Center in April 2014. The Company classified both properties as held-for-sale at December 31, 2013; however, the Company can provide no assurances regarding the timing or pricing of the sale of the properties, or that such sales will occur at all.
(2)	During the second quarter of 2013, we sold 24 industrial properties, which consisted of two separate transactions. On May 7, 2013, we sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia. On June 18, 2013, we completed the sale of the remaining 23 industrial properties.
(3)	In November 2012, the Company sold two of the six buildings at Owings Mills Business Park.

The Company has had, and will have, no continuing involvement with any of its disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. The Company did not dispose of or enter into any binding agreements to sell any other properties during 2013, 2012 and 2011.

At December 31, 2013, the Company’s Patrick Center, West Park, Girard Business Center and Gateway Center properties met the Company’s held-for-sale criteria (described in note 2(g), Rental Property) and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings totaling $0.5 million were classified within “Accounts payable and other liabilities” in the Company’s consolidated balance sheet. In January 2014, the Company sold Girard Business Center and Gateway Center. The Company anticipates selling West Park in March 2014 and Patrick Center in April 2014. However, the Company can provide no assurances regarding the timing or pricing of the sale of West Park or Patrick Center, or that either sale will occur at all.

The operating results of the disposed properties and properties classified as held-for-sale, including any gains on sale of the properties, are reflected as discontinued operations in the Company’s consolidated statements of operations for the periods presented. The following table summarizes the components of net income from discontinued operations for the years ended December 31 (amounts in thousands):

	2013	2012	2011
Revenues	$23,847	$43,531	$42,762
Property operating expenses	(7,441)	(13,516)	(14,490)
Depreciation and amortization	(5,828)	(11,947)	(12,897)
Interest expense, net of interest income	(931)	(2,550)	(3,073)
Impairment of real estate assets	(4,092)	(1,072)	(8,726)

Income from operations of disposed property	5,555	14,446	3,576
Loss on debt extinguishment	(4,414)	—	—
Gain on sale of real estate property	19,363	161	1,954

Net income from discontinued operations	$20,504	$14,607	$5,530

(11) Debt

The Company’s borrowings consisted of the following at December 31 (amounts in thousands):

	2013	2012
Mortgage loans, effective interest rates ranging from 4.40% to 6.63%, maturing at various dates through July 2022(1)	$274,648	$418,864
Secured term loan, effective interest rate of LIBOR plus 5.50%(2)	—	10,000
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.90%, with staggered maturity dates ranging from October 2018 to October 2020(1)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.50%, maturing October 2017(1)	99,000	205,000

	$673,648	$933,864

(1)	At December 31, 2013, LIBOR was 0.17%. All references to LIBOR in the consolidated financial statements refer to one-month LIBOR.
(2)	The Company repaid its $10.0 million secured term loan and its $37.5 million senior secured multi-tranche term loan facility, which was entered into in February 2013, with proceeds from its May 2013 equity offering.

(a) Mortgage Loans

The following table provides a summary of the Company’s mortgage debt at December 31, 2013 and 2012 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	December 31, 2013	December 31, 2012
Prosperity Business Center(1)	6.25%	5.75%		January 2013	$—	$3,242
Cedar Hill(2)	6.00%	6.58%		February 2013	—	15,404
TenThreeTwenty(2)	6.00%	7.29%		February 2013	—	13,291
1434 Crossways Blvd Building I(2)	6.25%	5.38%		March 2013	—	7,650
Cloverleaf Center(3)	6.75%	6.75%		October 2014	—	16,595
Mercedes Center– Note 1(3)	4.67%	6.04%		January 2016	—	4,677
Mercedes Center – Note 2(3)	6.57%	6.30%		January 2016	—	9,498
Linden Business Center(4)	6.01%	5.58%		October 2013	—	6,747
840 First Street, NE(5)	5.18%	6.05%		October 2013	—	54,704
Annapolis Business Center	5.74%	6.25%		June 2014	8,076	8,223
Storey Park(6)(7)	LIBOR + 2.75%	5.80%		October 2014	22,000	22,000
Jackson National Life Loan(8)	5.19%	5.19%		August 2015	66,116	96,132
Hanover Business Center Building D	8.88%	6.63%		August 2015	252	391
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		August 2015	681	1,036
440 First Street, NW Construction Loan(7)(9)	LIBOR + 2.50%	5.00%		May 2016	21,699	—
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	638	833
Hillside I and II	5.75%	4.62%		December 2016	13,349	13,741
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	67,038	68,209
Hanover Business Center Building C	7.88%	6.63%		December 2017	653	791
840 First Street, NE / 500 First Street, NW(5)	5.72%	6.01%		July 2020	37,151	37,730
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,851	4,003
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	1,873	2,060
Airpark Business Center	7.45%	6.63%		June 2021	1,022	1,123
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	30,249	30,784

		5.14	%(10)		274,648	418,864
Unamortized fair value adjustments					(663)	(696)

Total contractual principal balance					$273,985	$418,168

(1)	The loan was repaid at maturity with borrowings under the Company’s unsecured revolving credit facility.
(2)	The loans were repaid in February 2013 with borrowings under a $37.5 million senior secured multi-tranche term loan facility, which was subsequently repaid in May 2013 with proceeds from the Company’s May 2013 equity offering. TenThreeTwenty was previously referred to as the 10320 Little Patuxent Parkway.
(3)	In June 2013, the Company sold the majority of its industrial portfolio, which included Mercedes Center. The debt instrument that encumbered Mercedes Center was repaid at the time of sale. In addition, the Company used a portion of the net proceeds received from the sale of its industrial portfolio to repay the mortgage loan that encumbered Cloverleaf Center.
(4)	The loan was repaid in September 2013 with available cash.
(5)	On September 30, 2013, the Company repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. Simultaneously with the repayment of the mortgage debt, the Company encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW.
(6)	The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at the Company’s option. The property was previously referred to as 1005 First Street, NE.
(7)	At December 31, 2013, LIBOR was 0.17%.
(8)	At December 31, 2013, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The terms of the loan allow the Company to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt-service yield.
(9)	At December 31, 2013, 50% of the principal balance and any unpaid accrued interest on the 440 First Street, NW construction loan were recourse to the Company. In January 2014, the Company borrowed an additional $1.8 million under the construction loan.
(10)	Weighted average interest rate on total mortgage debt.

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

With the exception of the specific debt instruments identified in the above table, the Company’s mortgage debt is recourse solely to specific assets. The Company had 18 and 27 consolidated properties that secured mortgage debt at December 31, 2013 and 2012, respectively.

The Company has originated or assumed the following mortgages since January 1, 2012 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Amount
June	2013	440 First Street, NW Construction Loan(1)	5.00%	$21,699	(1)
October	2012	Storey Park(2)	5.80%	22,000	(2)
September	2012	Redland Corporate Center Buildings II & III(3)	4.64%	68,400	(3)
June	2012	1211 Connecticut Avenue, NW	4.47%	31,000

(1)	At December 31, 2013, 50% of the principal balance and any unpaid accrued interest on the 440 First Street, NW construction loan were recourse to the Company. In January 2014, the Company borrowed an additional $1.8 million under the construction loan.
(2)	The Company has a 97% ownership interest in the property through a consolidated joint venture. The mortgage balance in the chart above reflects the entire mortgage balance, which is reflected in the Company’s consolidated balance sheets.
(3)	The Company had a 97% ownership interest in the property through a consolidated joint venture. On November 8, 2013, the Company purchased the remaining interest in the property from its joint venture partner for $4.6 million and, as a result, had a 100% ownership interest in the property at December 31, 2013.

The Company has repaid the following mortgages since January 1, 2012 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
September	2013	840 First Street, NE(1)	6.05%	$53,877
September	2013	Linden Business Center	5.58%	6,622
June	2013	Cloverleaf Center	6.75%	16,427
June	2013	Mercedes Center – Note 1	6.04%	4,799
June	2013	Mercedes Center – Note 2	6.30%	9,260
June	2013	Jackson National Life Loan -Northridge	5.19%	6,985
May	2013	Jackson National Life Loan - I-66 Commerce Center	5.19%	21,695
February	2013	1434 Crossways Boulevard, Building I	5.38%	7,597
February	2013	TenThreeTwenty	7.29%	13,273
February	2013	Cedar Hill	6.58%	15,364
January	2013	Prosperity Business Center	5.75%	3,242
October	2012	Owings Mills Business Center	5.75%	5,235
October	2012	Newington Business Park Center	6.70%	14,736
October	2012	Crossways Commerce Center	6.70%	23,361
August	2012	1434 Crossways Boulevard, Building II	5.38%	8,866
June	2012	One Fair Oaks	6.72%	52,400
February	2012	Metro Park North	5.25%	21,618

(1)	On September 30, 2013, the Company repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. Simultaneously with the repayment of the mortgage debt, the Company encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW.

Construction Loan

On June 5, 2013, the Company entered into a construction loan (the “Construction Loan”) that is collateralized by the Company’s 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which the Company initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $1.8 million in January 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at the Company’s discretion. The Company can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At December 31, 2013, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to the Company. The percentage of outstanding principal balance that is recourse to the Company can be reduced upon the property achieving certain operating thresholds. As of December 31, 2013, the Company was in compliance with all the financial covenants of the Construction Loan.

(b) Term Loans

Unsecured Term Loan

The table below shows the outstanding balances and the interest rate of the three tranches of the $300.0 million unsecured term loan at December 31, 2013 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 145 basis points
Tranche B	October 2019	100,000	LIBOR, plus 160 basis points
Tranche C	October 2020	100,000	LIBOR, plus 190 basis points

		$300,000

(1)	The interest rate spread is subject to change based on the Company’s maximum total indebtedness ratio. For more information, see note 8(e) Debt – Financial Covenants.

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

On October 16, 2013, the Company amended and restated the unsecured term loan, to, among other things, divide the unsecured term loan into three $100 million tranches that mature in October 2018, 2019 and 2020, which added over two years of term from the previous maturity dates. As part of the amendments, the Company reduced its LIBOR spreads to current market rates, eliminated the prepayment lock-outs, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with the Company’s strategic plan. As of December 31, 2013, the Company was in compliance with all the financial covenants of the unsecured term loan.

Secured Term Loans

In February 2013, the Company entered into a senior secured multi-tranche term loan facility (the “Bridge Loan”) with KeyBank, National Association and borrowed $37.5 million to repay a $15.4 million mortgage loan that encumbered Cedar Hill, a $13.3 million mortgage loan that encumbered the TenThreeTwenty property and a $7.6 million mortgage loan that encumbered a building at Crossways Commerce Center. During the second quarter of 2013, the Company repaid the Bridge Loan with proceeds from its May 2013 equity offering.

On December 29, 2009, the Company refinanced a $50.0 million secured term loan, issued in August 2007 (sometimes referred to herein as the “2007 secured term loan”), which resulted in the repayment of $10.0 million of the principal balance. The remaining balance was divided into four $10 million loans, with their maturities staggered in one-year intervals beginning January 15, 2011 and ending on January 15, 2014. The first two $10 million loans were paid on their respective maturity dates. On December 27, 2012, the Company prepaid the third $10.0 million loan, which was scheduled to mature on January 15, 2013. The loan’s applicable interest rate increased 100 basis points to LIBOR plus 550 basis points on January 1, 2013. During the second quarter of 2013, the Company repaid the remaining $10.0 million loan with proceeds from its May 2013 equity offering.

(c) Unsecured Revolving Credit Facility

The weighted average borrowings outstanding under the unsecured revolving credit facility were $139.4 million with a weighted average interest rate of 2.6% during 2013 compared with $178.8 million and 2.9%, respectively, during 2012. The Company’s maximum outstanding borrowings were $245.0 million and $250.0 million during 2013 and 2012, respectively. At December 31, 2013, outstanding borrowings under the unsecured revolving credit facility were $99.0 million with a weighted average interest rate of 1.7%. At December 31, 2013, LIBOR was 0.17% and the applicable spread on the Company’s unsecured revolving credit facility was 150 basis points. The available capacity under the unsecured revolving credit facility was $131.4 million as of the date of this filing. The Company is required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility.

On October 16, 2013, the Company amended and restated the unsecured revolving credit facility, to, among other things, increase commitments from $255 million to $300 million. The Company’s ability to borrow under the credit facility is subject to its satisfaction of certain financial and restrictive covenants. As part of the amendment discussed above, the Company reduced its LIBOR spreads to current market rates, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with the Company’s strategic plan. As of December 31, 2013, the Company was in compliance with all the financial covenants of the unsecured revolving credit facility.

(d) Interest Rate Swap Agreements

At December 31, 2013, the Company had fixed LIBOR, at a weighted average interest rate of 1.5%, on $350.0 million of its variable rate debt through twelve interest rate swap agreements. See note 12, Derivative Instruments, for more information about the Company’s interest rate swap agreements. In January 2014, an interest rate swap that fixed LIBOR on $50.0 million of variable rate debt expired.

(e) Financial Covenants

The Company’s outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by the Company or may be impacted by a decline in operations. These covenants differ by debt instrument and relate to the Company’s allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2013, the Company was in compliance with the covenants of its unsecured term loan and unsecured revolving credit facility and any such financial covenants of its mortgage debt (including the Construction Loan).

The Company’s continued ability to borrow under the unsecured revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the credit facility. These debt agreements also contain cross-default provisions that would be triggered if the Company is in default under other loans, including mortgage loans, in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to make distributions to the Company’s shareholders.

The Company’s unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of the Company’s maximum consolidated total indebtedness to gross asset value ratio. On October 16, 2013, the Company amended and restated its unsecured revolving credit facility and unsecured term loan. The Company increased the size of the unsecured revolving credit facility from $255 million to $300 million and extended the maturity date of the facility to October 2017, with a one-year extension at the Company’s option. The Company divided its unsecured term loan into three $100 million tranches that mature in October 2018, 2019 and 2020, which added over two years of term from the previous maturity dates. As part of the amendments, the Company reduced its LIBOR spreads to current market rates, eliminated the prepayment lock-outs for the unsecured term loan, eliminated prepayment penalties associated with two tranches of the unsecured term loan, decreased the capitalization rates used to calculate gross asset value in the covenant calculations, and moved to a covenant package more closely aligned with the Company’s strategic plan. The amendments to the unsecured revolving credit facility and unsecured term loan reduced the Company’s borrowing costs, and the Company believes such amendments put it in a stronger position to deploy capital in the future. As previously disclosed, during the fourth quarter of 2013, the Company incurred $1.5 million of debt modification charges related to amending and restating the unsecured revolving credit facility and unsecured term loan.

As a result of the Company’s leverage ratio at September 30, 2013, the applicable interest rate spread on the unsecured revolving credit facility decreased by 75 basis points and the applicable interest rate spreads on Tranche A, Tranche B and Tranche C of the unsecured term loan decreased by 70 basis points, 65 basis points and 40 basis points, respectively, on October 16, 2013. Based on the Company’s leverage ratio at December 31, 2013, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged on March 31, 2014.

(f) Aggregate Debt Maturities

The Company’s aggregate debt maturities as of December 31, 2013 are as follows (amounts in thousands):

2014	$35,169
2015	68,916
2016	37,577
2017	164,298
2018	102,010
Thereafter	265,015

672,985
Unamortized fair value adjustments	663

Total contractual principal balance	$673,648

(12) Derivative Instruments

The Company’s interest rate swap agreements are designated as cash flow hedges and the Company records the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on its consolidated balance sheets. The Company records its proportionate share of any unrealized gains or losses on its cash flow hedges associated with its unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on its consolidated balance sheets. The Company records any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from its respective loan’s contractual rate within “Interest expense” in its consolidated statements of operations. The Company did not have any material ineffectiveness associated with its cash flow hedges in 2013, 2012 and 2011.

The Company enters into interest rate swap agreements to hedge its exposure on its variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. At December 31, 2013, the Company had fixed LIBOR at a weighted average interest rate of 1.5% on $350.0 million of its variable rate debt through twelve interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
January 2011	January 2014(1)	$50,000	LIBOR	1.474%
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%

Total/Weighted Average		$350,000		1.500%

(1)	The interest rate swap agreement expired on January 15, 2014 and the Company did not enter into any new swap agreements.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on the Company’s consolidated statements of operations as interest payments are made on the Company’s variable-rate debt. The Company reclassified accumulated other comprehensive loss as an increase to interest expense of $4.6 million, $4.2 million and $1.7 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company estimates that $3.7 million of its accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(13) Fair Value Measurements

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of the Company’s consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2013 and 2012 (amounts in thousands):

	Balance at December 31, 2013	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$2,909	$—	$2,909	$—

Recurring Measurements:
Derivative instrument-swap assets	551	—	551	—
Derivative instrument-swap liabilities	4,576	—	4,576	—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$15,955	$—	$15,955	$—

Recurring Measurements:
Derivative instrument-swap liabilities	11,464	—	11,464	—

With the exception of its contingent consideration obligations, which totaled $39 thousand and $2.3 million at December 31, 2013 and 2012, respectively, the Company did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2013 and 2012. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the years ended December 31, 2013 and 2012. See footnote 14(c), Commitments and Contingencies – Contingent Consideration for more information.

Impairment of Real Estate Assets

The Company regularly reviews market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

During the fourth quarter of 2013, the Company was in negotiations with a buyer to sell its West Park property, which is located in its Maryland reporting segment. Based on the anticipated sales price, the Company recorded an impairment charge of $2.2 million in the fourth quarter of 2013. The Company signed a contract to sell the property in January 2014 and anticipates the property will be sold in March 2014. However, the Company can provide no assurances regarding the timing or pricing of the sale of the West Park property, or that such sale will occur at all.

In November 2012, the Company sold two of the six buildings at Owings Mills Business Park, which is located in the Company’s Maryland reporting segment. Based on the anticipated sales price of the two buildings that were subsequently sold, the Company recorded an impairment charge of $2.4 million on the four buildings that remained in the Company’s portfolio in the first quarter of 2012.

The Company incurred impairment charges of $4.1 million, $3.5 million and $8.7 million during 2013, 2012 and 2011, respectively. The $2.4 million impairment charge related to the four buildings at Owings Mills Business Park that remained in the Company’s portfolio, mentioned above, is reflected within continuing operations in the Company’s consolidated statements of operations. The remaining impairment charges incurred during 2013, 2012 and 2011 relate to properties that were subsequently disposed of or classified as held-for-sale at December 31, 2013 and are recorded within discontinued operations in the Company’s consolidated statements of operations.

Interest Rate Derivatives

At December 31, 2013, the Company had hedged $350.0 million of its variable rate debt through twelve interest rate swap agreements. See footnote 12, Derivative Instruments, for more information about the Company’s interest rate swap agreements.

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

The carrying amount and estimated fair value of the Company’s notes receivable and debt instruments at December 31 are as follows (amounts in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$54,696	$56,812	$54,730	$55,000

Financial Liabilities:
Mortgage debt	$274,648	$262,873	$418,864	$427,851
Secured term loan(2)	—	—	10,000	10,000
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	99,000	99,000	205,000	205,000

Total	$673,648	$661,873	$933,864	$942,851

(1)	The principal amount of the Company’s notes receivable was $54.9 million and $55.0 million at December 31, 2013 and December 31, 2012.
(2)	The Company repaid its $10.0 million secured term loan with net proceeds from an equity offering.

(14) Commitments and Contingencies

(a) Operating Leases

The Company’s rental properties are subject to non-cancelable operating leases generating future minimum contractual rent payments due from tenants, which as of December 31, 2013 are as follows (dollars in thousands):

Future minimum contractual rent payments
2014	$123,537
2015	116,487
2016	109,168
2017	87,502
2018	74,411
Thereafter	217,708

$728,813

The Company’s consolidated properties were 85.8% occupied by 576 tenants at December 31, 2013. The Company did not include square footage that was in development or redevelopment, which totaled 0.1 million square feet at December 31, 2013, in its occupancy calculation.

The Company rents office space for its corporate headquarters under a non-cancelable operating lease, which it entered into in 2005. During the fourth quarter of 2011, the Company entered into a new lease agreement at its corporate headquarters, which expanded its corporate office space by an additional 19,000 square feet. The Company received an allowance of $1.3 million for tenant improvements to renovate the office space, which was completed prior to the Company taking occupancy in the fourth quarter of 2012. The lease agreement will expire on January 31, 2021. During the first quarter of 2012, the Company entered into a lease agreement for approximately 6,000 square feet in Washington, D.C., which serves as the location for the Company’s Washington, D.C. office. The lease commenced in early 2012, and during the fourth quarter of 2013, the Company extended the lease’s term until December 2014.

During the fourth quarter of 2012, the Company subleased 5,000 square feet of its corporate office space to one tenant, which commenced in January 2013. During the fourth quarter of 2013, the subtenant amended its lease to include an additional 2,700 square feet, which the subtenant is expected to occupy by the end of the first quarter of 2014. The subtenant’s lease will expire in 2018 and the lease has a termination option in January 2016.

Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $1.8 million, $1.4 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum rental payments under the Company’s corporate office leases as of December 31, 2013 are summarized as follows, net of sublease revenue (amounts in thousands):

Future minimum rent payments
2014	$1,672
2015	1,450
2016	1,489
2017	1,529
2018	1,911
Thereafter	4,219

$12,270

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

As part of the consideration for our 2009 acquisition of Ashburn Center, we recorded a contingent consideration obligation arising from a fee agreement entered into with the seller pursuant to which we will be obligated to pay additional consideration if certain returns are achieved over the five-year term of the agreement or if the property is sold within the term of the five-year agreement. The Company paid the seller of Ashburn Center $1.7 million during the third quarter of 2013 to satisfy the obligation.

On March 25, 2011, the Company acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on assessment of the probability of renewal and anticipated lease rates, the Company recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease through August 2023 on the entire building with the exception of two floors. As a result, the Company issued 544,673 common Operating Partnership units to satisfy $7.1 million of its contingent consideration obligation. The Company recognized a $1.5 million gain associated with the issuance of the additional units, which represented the difference between the contractual value of the units and the fair value of the units at the date of issuance. During the second quarter of 2013, the Company entered into an agreement to lease additional space at the property and, as a result, issued 35,911 common Operating Partnership units to the seller in the fourth quarter of 2013 in accordance with the terms of the purchase agreement.

At December 31, 2013, the Company’s contingent consideration obligation was $39 thousand based on the present value of the cash flows from a lease that commenced in February 2014. The fair value of the contingent consideration at December 31, 2013, was based on the present value of the cash flows from a signed lease. In February 2014, the Company issued 3,125 common Operating Partnership units to the seller to satisfy its contingent consideration obligation.

The Company entered into an unconsolidated joint venture with AEW Capital Management, L.P. to own a 50% interest in Aviation Business Park - see footnote 6, Investment in Affiliates, for further information. The joint venture recognized the acquisition date fair value of $126 thousand in contingent consideration related to Aviation Business Park under the terms of a fee agreement with the former owner. The assets, liabilities and operating results of Aviation Business Park are not consolidated on the Company’s consolidated financial statements. As of December 31, 2013, the Company remains liable, in the event of default by the joint venture, for approximately $63 thousand, or 50% of the total, which reflects its ownership percentage.

(d) Capital Commitments

As of December 31, 2013, the Company had contractual obligations associated with development and redevelopment projects of $5.5 million related to development activities at Storey Park and redevelopment activities at 440 First Street, NW, both of which are located in the Company’s Washington, D.C. reporting segment. As of December 31, 2013, the Company had contractual rental property and furniture, fixtures and equipment obligations of $8.7 million outstanding, primarily related to a major renovation at 1211 Connecticut Avenue, NW, which is located in the Company’s Washington, D.C. reporting segment. The Company’s outstanding obligations related to construction activities at December 31, 2013 include amounts accrued for work that has been completed as of December 31, 2013. The Company anticipates meeting its contractual obligations related to its construction activities with cash from its operating activities. In the event cash from the Company’s operating activities is not sufficient to meet its contractual obligations, the Company can access additional capital through its unsecured revolving credit facility.

The Company remains liable, for its proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

The Company has various obligations to certain local municipalities associated with its development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2013, the Company remained liable to those local municipalities for $0.1 million in the event that it does not complete the specified work. The Company intends to complete the improvements in satisfaction of these obligations.

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

In March 2012, the Company issued 1.8 million Series A Preferred Shares, which generated proceeds, net of issuance costs of approximately $43.5 million. The Series A Preferred Shares have a liquidation preference of $25 per share. The issuance costs were recorded as a reduction to the Company’s “Additional paid in capital” in its consolidated balance sheets. Dividends on the additional Series A Preferred Shares are cumulative and payable at a rate of 7.75%. The Series A Preferred Shares are convertible into the Company’s common shares upon certain changes in control of the Company and have no maturity date or voting rights. The Company can redeem the Series A Preferred Shares, at their par value plus accrued and unpaid dividends, any time after January 18, 2016. Procceds from both issuances of Series A Preferred Shares were used to repay outstanding portions of the Company’s unsecured revolving credit facility.

In 2012, the Company issued 0.2 million shares of its common stock through its controlled equity offering program. The common shares were issued for a weighted average offering price of $14.83 per common share and generated net proceeds of $3.6 million.

The Company declared and paid dividends of $0.60 per common share to common shareholders during 2013 and $0.80 per common share during 2012 and 2011. The Company declared and paid dividends of $1.9375 per share on its Series A Preferred Shares during both 2013 and 2012 and $1.59844 per share during 2011. On January 29, 2014, the Company declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 18, 2014 to common shareholders of record as of February 10, 2014. The Company also declared a dividend on January 29, 2014 of $0.484375 per share on its Series A Preferred Shares. The dividend was paid on February 18, 2014 to preferred shareholders of record as of February 10, 2014. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by the Company on its common and preferred shares, the Operating Partnership distributes an equivalent distribution on its common and preferred Operating Partnership units, respectively.

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

For federal income tax purposes, dividends paid to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the dividends declared on the Company’s common and preferred shares for 2013, 2012 and 2011 are as follows:

	Common Shares			Preferred Shares
	2013	2012	2011	2013	2012(2)	2011
Ordinary income(1)	13.53%	—	36.12%	100.00%	19.83%	100.00%
Return of capital	86.47%	100.00%	63.88%	—	27.27%	—
Capital gains	—	—	—	—	52.90%	—

(1)	The dividends classified above as ordinary income do not represent “qualified dividend income” and, therefore, are not eligible for reduced rates.
(2)	Figures are estimates.

(16) Noncontrolling Interests

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. The Company accounts for issuances of common Operating Partnership units individually, which could result in some portion of its noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing share price of the Company’s common stock at December 31, 2013, the cost to acquire, through cash purchase or issuance of the Company’s common shares, all of the outstanding common Operating Partnership units not owned by the Company would be approximately $30.6 million. At December 31, 2013 and 2012, the Company recorded adjustments of $3.3 million and $3.5 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

The Company owned 95.7%, 95.2% and 94.5% of the outstanding common Operating Partnership units at December 31, 2013, 2012 and 2011, respectively.

In May 2013, the Company issued 7,475,000 common shares, which resulted in the Operating Partnership issuing an equivalent number of common Operating Partnership units. During the second quarter of 2013, the Company entered into an agreement to lease additional space at its 840 First Street, NE property and, as a result, issued 35,911 common Operating Partnership units at a fair value of $0.4 million to the seller of 840 First Street, NE in the fourth quarter of 2013 in accordance with the terms of the purchase agreement. During 2013, 6,718 common Operating Partnership units were redeemed with available cash.

At December 31, 2013, 2,627,452 of the total common Operating Partnership units, or 4.3%, were not owned by the Company. There were no common Operating Partnership units redeemed for common shares in 2013. During 2012, 322,302 common Operating Partnership units were redeemed for 322,302 common shares. During 2011, 1,300 common Operating Partnership units were redeemed for 1,300 common shares. There were no common Operating Partnership units redeemed for cash in 2012 or 2011.

The redeemable noncontrolling interests in the Operating Partnership for the three years ended December 31 are as follows (amounts in thousands):

Redeemable noncontrolling interests
Balance at December 31, 2011	$39,981
Net loss	(1,051)
Changes in ownership, net	(2,138)
Distributions to owners	(2,159)
Other comprehensive loss	(266)

Balance at December 31, 2012	34,367
Net loss	(74)
Changes in ownership, net	143
Distributions to owners	(1,557)
Other comprehensive income	342

Balance at December 31, 2013	$33,221

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

At December 31, 2013, the Company consolidated a joint venture that owned the following:

Property	Acquisition Date	Reporting Segment	First Potomac Controlling Interest	Square Footage
Storey Park	August 2011	Washington, D.C.	97%	—	(1)

(1)	The site was leased to Greyhound Lines, Inc., which moved to Union Station and whose lease terminated in August 2013. The Company intends on re-developing the site, which can accommodate up to 712,000 square feet of office space. The property was placed into development on September 1, 2013.

On October 17, 2012, the Company placed a $22.0 million mortgage loan on Storey Park. The Company’s joint venture partner received its proportionate share of the proceeds from the mortgage loan. The Company used its share of the proceeds from the mortgage loan to repay a portion of the outstanding balance under the unsecured revolving credit facility.

In November 2010, the Company acquired two buildings (Redland II and III) at Redland Corporate Center in a joint venture with Perseus Realty, LLC (“Perseus”) and had a 97% controlling interest in the joint venture. On September 26, 2012, the Company placed a $68.4 million mortgage loan on Redland II and III. The Company’s joint venture partner received their proportionate share of the proceeds from the mortgage loan. The Company used its share of the proceeds from the mortgage loan to repay a portion of the outstanding balance under the unsecured revolving credit facility. On November 8, 2013, the Company acquired the remaining interest in Redland II and III from Perseus for $4.6 million. At December 31, 2013, the Company eliminated the noncontrolling interests in the consolidated partnership and recorded the excess of cash paid over the noncontrolling interests as “Additional paid-in capital” in its consolidated balance sheets.

(17) Benefit Plans

(a) Share-Based Payments

The Company issued share-based payments in the form of stock options and non-vested shares as permitted in the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005, 2007 and July 2013, and expired in September 2013. The Company has also issued share-based compensation in the form of stock options and non-vested shares as permitted in the Company’s 2009 Equity Compensation Plan (the “2009 Plan”), which was amended in 2010, 2011 and 2013. In 2011, the Company received shareholder approval to authorize an additional 4.5 million shares for issuance under the 2009 Plan. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Under the terms of the amendment to the 2009 Plan, every stock option granted by the Company reduces the awards available for issuance on a one-for-one basis. However, for every restricted award issued, the awards available for issuance are reduced by 3.44 awards. At December 31, 2013, the Company had 7.4 million share equity awards authorized under the 2009 Plan and, of those awards, 3.4 million common share equity awards remained available for issuance by the Company.

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

Stock Options Summary

As of December 31, 2013, 2.0 million stock options have been awarded of which 1.1 million stock options remained outstanding. During the first quarter of 2013, the Company issued 124,250 stock options to its non-officer employees. The stock options vest ratably over a four-year service period. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. Each award has a 10-year contractual life. The Company recognized $0.5 million, $0.6 million and $0.3 million of compensation expense associated with stock option awards for the years ended December 31, 2013, 2012 and 2011 respectively.

A summary of the Company’s stock option activity for the three years ended December 31 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	811,580	$16.72	4.8 years	$1,641,148
Granted	132,500	16.68
Exercised	(9,311)	10.25
Forfeited	(47,601)	17.12

Outstanding at December 31, 2011	887,168	16.76	4.4 years	$293,930
Granted	627,500	14.70
Exercised	(7,326)	9.63
Forfeited	(123,336)	16.25

Outstanding at December 31, 2012	1,384,006	15.91	5.9 years	$174,763
Granted	124,250	12.73
Exercised	(14,733)	11.05
Expired	(298,469)	15.00
Forfeited	(105,762)	16.17

Outstanding at December 31, 2013	1,089,292	$15.83	6.6 years	$109,151

Exercisable at December 31:
2013	521,723	$17.25	4.9 years	$109,151
2012	693,854	17.01	2.9 years	162,593
2011	694,793	17.30	3.3 years	183,972
Options expected to vest, subsequent to December 31, 2013	555,758	$14.56	8.1 years	$—

The following table summarizes information about the Company’s stock options at December 31, 2013:

		Options Outstanding			Options Exercisable
Year Issued	Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
2004	$18.70 –19.78	57,500	0.4 years	$19.08	57,500	$19.08
2005	22.42 – 22.54	61,000	1.0 years	22.44	61,000	22.44
2006	26.60	18,850	2.0 years	26.60	18,850	26.60
2007	29.11 – 29.24	36,500	3.0 years	29.13	36,500	29.13
2008	17.29	45,500	4.0 years	17.29	45,500	17.29
2009	9.30	46,846	5.0 years	9.30	46,846	9.30
2010	12.57	52,283	6.0 years	12.57	49,039	12.57
2011	15.17 – 17.12	87,391	7.1 years	16.45	60,681	16.46
2012	13.54 – 15.00	581,422	8.0 years	14.80	145,807	14.64
2013	12.73	102,000	9.0 years	12.73	—	—

		1,089,292	6.6 years	15.83	521,723	17.25

As of December 31, 2013, the Company had $1.7 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. The Company anticipates this cost will be recognized over a weighted-average period of approximately 4.8 years. The Company calculates the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of the Company’s realized volatility over the preceding period that is equivalent to the award’s expected life, which in management’s opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as the Company’s historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The weighted average assumptions used in the fair value determination of stock options granted to employees for the years ended December 31 are summarized as follows:

	2013	2012	2011
Risk-free interest rate	0.76%	1.28%	2.01%
Expected volatility	49.7%	45.6%	48.0%
Expected dividend yield	4.92%	5.71%	3.55%
Weighted average expected life of options	5 years	6.6 years	5 years

The weighted average grant date fair value of the stock options issued in 2013, 2012 and 2011 was $3.61, $3.27 and $5.40, respectively.

Option Exercises

The Company received approximately $163 thousand, $71 thousand and $95 thousand from the exercise of stock options during 2013, 2012 and 2011, respectively. Shares issued as a result of stock option exercises are funded through the issuance of new shares. The total intrinsic value of options exercised was $43 thousand, $25 thousand and $46 thousand in 2013, 2012 and 2011, respectively.

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

As previously disclosed, in September 2013, the Company entered into a severance agreement with a former officer of the Company. Pursuant to the former officer’s employment agreement, all of the former officer’s non-vested restricted share awards, which totaled 130,464 restricted shares, vested on October 3, 2013, his date of separation. The Company incurred $1.2 million of expense related to the accelerated vesting of the restricted share awards.

The Company recognized $3.5 million, $2.6 million and $1.9 million of compensation expense associated with its non-vested share awards in 2013, 2012 and 2011, respectively. Compensation expense associated with its non-vested shares during 2013 and 2012 included $1.2 million and $0.7 million, respectively, of expense related to the accelerated vesting of the restricted shares associated with the departure of former officers of the Company. Dividends on all non-vested share awards are recorded as a reduction of equity. The Company applies the two-class method for determining EPS as its outstanding non-vested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of dividends over earnings related to participating securities are shown as a reduction in net loss attributable to common shareholders in the Company’s computation of EPS.

Independent members of the Company’s Board of Trustees received annual grants of restricted common shares as a component of compensation for serving on the Company’s Board of Trustees. In May 2013, the Company granted 22,662 non-vested common shares to its non-employee trustees, all of which will vest on the earlier of the first anniversary of the award date or the date of the 2014 annual meeting of shareholders of the Company, subject to continued service by the trustee until that date. In July 2013, the Company’s Board of Trustees increased the size of the Board and appointed a new non-employee trustee. On July 29, 2013, the Company granted 3,210 non-vested common shares to the new trustee. The non-vested common shares will vest on the earlier of May 22, 2014 or the date of the 2014 annual meeting of shareholders of the Company, subject to continued service by the trustee until that date. The Company recognized $0.4 million of compensation expense associated with trustee restricted share awards for the year ended December 2013 and $0.3 million for both the years ended December 31, 2012 and 2011.

A summary of the Company’s non-vested share awards at December 31, 2013 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	702,753	$11.76
Granted	182,389	16.34
Vested	(104,133)	12.30
Expired	(32,041)	14.70

Non-vested at December 31, 2011	748,968	12.67
Granted	355,612	13.87
Vested	(309,605)	13.52
Expired	(61,944)	11.36
Forfeited	(59,203)	15.03

Non-vested at December 31, 2012	673,828	12.83
Granted	313,086	12.14
Vested	(297,778)	12.89
Expired	(45,049)	11.42
Forfeited	(6,425)	14.01

Non-vested at December 31, 2013	637,662	13.33

As of December 31, 2013, the Company had $4.7 million of unrecognized compensation cost related to non-vested shares. The Company anticipates this cost will be recognized over a weighted-average period of 2.8 years.

The Company values its non-vested time-based awards issued in 2013, 2012 and 2011 at the grant date fair value. For the non-vested performance-based share awards issued in 2013, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero coupon risk-free rate for the time frame of 0.25 years to

3 years, which ranged from 0.11% to 0.4%, respectively. The volatility used for the Company’s common share price in the Monte Carlo Simulation varied between 24.31% and 29.11%. The Company did not issue any non-vested performance-based awards in 2012 and 2011.

The weighted average grant date fair value of the shares issued in 2013, 2012 and 2011 were $12.14, $13.87 and $16.34, respectively. The total fair value of shares vested were $3.8 million, $4.2 million and $1.3 million at December 31, 2013, 2012 and 2011, respectively. The Company issues new shares, subject to restrictions, upon each grant of non-vested share awards.

(b) 401(k) Plan

The Company has a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. Employees are eligible to contribute after one year of consecutive service. For the three years ended December 31, 2013, 2012 and 2011, the Company matched up to 6% of each employee’s contributions. Employee contributions vest immediately. Employer contributions vest ratably over four years. The Company pays for administrative expenses and matching contributions with available cash. The Company’s plan does not allow for the Company to make additional discretionary contributions. The Company’s contributions were $0.4 million for both the years ended December 31, 2013 and 2012, and $0.3 million for the year ended December 31, 2011. The employer match payable to the 401(k) plan was fully funded as of December 31, 2013.

(c) Employee Share Purchase Plan

In 2009, the Company’s common shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire common shares of the Company, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan will not exceed five years. Each offering period will commence on the first day of each calendar quarter (offering date) and will end on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began during the fourth quarter of 2009. The Company issued common shares of 11,007, 14,470 and 10,800 under the Plan during the years ended December 31, 2013, 2012 and 2011, respectively, which resulted in compensation expense totaling $26 thousand, $42 thousand and $35 thousand, respectively.

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

The results of operations for the Company’s four reporting segments for the three years ended December 31 are as follows (dollars in thousands):

	2013
	Washington, D.C.		Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	4	(1)	53	51	38	146
Square feet	522,605	(1)	2,638,988	3,086,057	2,852,471	9,100,121
Total revenues	$28,969		$40,974	$51,787	$34,893	$156,623
Property operating expense	(7,454)		(9,818)	(12,601)	(10,977)	(40,850)
Real estate taxes and insurance	(4,792)		(3,436)	(5,679)	(2,720)	(16,627)

Total property operating income	$16,723		$27,720	$33,507	$21,196	99,146

Depreciation and amortization expense						(57,676)
General and administrative						(21,979)
Acquisition costs						(602)
Contingent consideration related to acquisition of property						213
Other expenses, net						(28,625)
Income from discontinued operations						20,504

Net income						$10,981

Total assets(3)(4)	$344,739		$430,498	$423,839	$230,175	$1,502,460

Capital expenditures(5)	$26,910		$16,216	$13,685	$10,106	$68,002

	2012
	Washington, D.C.		Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	3	(2)	62	56	57	178
Square feet	531,714	(2)	3,781,379	3,654,527	5,483,781	13,451,401

Total revenues	$27,965		$41,479	$47,207	$33,764	$150,415
Property operating expense	(5,545)		(9,615)	(11,519)	(9,791)	(36,470)
Real estate taxes and insurance	(3,876)		(3,170)	(5,020)	(2,680)	(14,746)

Total property operating income	$18,544		$28,694	$30,668	$21,293	99,199

Depreciation and amortization expense						(54,468)
General and administrative						(23,568)
Acquisition costs						(49)
Contingent consideration related to acquisition of property						(152)
Impairment of real estate assets						(2,444)
Other expenses, net						(45,648)
Benefit from income taxes						4,142
Income from discontinued operations						14,607

Net loss						(8,381)

Total assets(3)(4)	$321,875		$493,267	$462,667	$364,514	$1,717,748

Capital expenditures(5)	$12,023		$23,163	$20,959	$12,897	$70,486

	2011
	Washington, D.C.		Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	3	(2)	69	54	57	183
Square feet	531,714	(2)	3,960,688	3,664,158	5,649,560	13,806,120

Total revenues	$22,433		$33,623	$42,638	$32,610	$131,304
Property operating expense	(4,518)		(8,355)	(10,267)	(8,817)	(31,957)
Real estate taxes and insurance	(2,929)		(3,015)	(4,483)	(2,655)	(13,082)

Total property operating income	$14,986		$22,253	$27,888	$21,138	86,265

Depreciation and amortization expense						(48,248)
General and administrative						(16,027)
Acquisition costs						(5,042)
Contingent consideration related to acquisition of property						1,487
Other expenses, net						(33,350)
Benefit from income taxes						633
Income from discontinued operations						5,530

Net loss						$(8,752)

Total assets(3)(4)	$332,042		$501,557	$455,211	$368,176	$1,739,752

Capital expenditures(5)	$1,699		$16,448	$21,893	$8,960	$51,786

(1)	Includes occupied space at 440 First Street, NW and excludes Storey Park, which was placed in development in the third quarter of 2013.
(2)	Excludes Storey Park, which was placed in development in the third quarter of 2013 and 440 First Street, NW, which was in redevelopment during 2012 and 2011.

(3)	Total assets include the Company’s investment in properties that are owned through joint ventures that are not consolidated within the Company’s consolidated financial statements. For more information on the Company’s unconsolidated investments, including location within the Company’s reportable segments, see note 6, Investment in Affiliates.
(4)	Corporate assets not allocated to any of the Company’s reportable segments totaled $73,209, $75,425 and $82,766 at December 31, 2013, 2012 and 2011, respectively.
(5)	Capital expenditures for corporate assets not allocated to any of the Company’s reportable segments totaled $1,085, $1,444 and $2,786 at December 31, 2013, 2012 and 2011, respectively.

(19) Quarterly Financial Information (unaudited)

	2013(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$39,158	$38,832	$39,249	$39,383
Operating expenses	34,075	32,676	35,355	35,414
Loss from continuing operations	(3,318)	(1,816)	(2,240)	(2,149)
Income (loss) from discontinued operations	5,281	16,292	523	(1,592)
Less: Net loss (income) attributable to noncontrolling interests	59	(466)	211	288

Net income (loss) attributable to First Potomac Realty Trust	2,022	14,010	(1,506)	(3,453)

Less: Dividends on preferred shares	(3,100)	(3,100)	(3,100)	(3,100)

Net loss attributable to common shareholders	$(1,078)	$(10,910)	$(4,606)	$(6,553)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.12)	$(0.09)	$(0.09)	$(0.08)
Income (loss) from discontinued operations	0.10	0.29	0.01	(0.03)

Net (loss) income	$(0.02)	$0.20	$(0.08)	$(0.11)

	2012(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$36,731	$38,200	$37,002	$38,483
Operating expenses	32,835	32,347	33,078	33,635
(Loss) income from continuing operations	(5,280)	(16,305)	2,695	(4,095)
Income from discontinued operations	1,806	3,086	4,740	4,975
Less: Net loss (income) attributable to noncontrolling interests	318	789	(232)	110

Net (loss) income attributable to First Potomac Realty Trust	(3,156)	(12,430)	7,203	990

Less: Dividends on preferred shares	(2,664)	(3,100)	(3,100)	(3,100)

Net (loss) income attributable to common shareholders	$(5,820)	$(15,530)	$4,103	$(2,110)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.15)	$(0.37)	$(0.01)	$(0.13)
Income from discontinued operations	0.03	0.06	0.09	0.09

Net (loss) income	$(0.12)	$(0.31)	$0.08	$(0.04)

(1)	These figures are rounded to the nearest thousand, which may impact cross-footing in reconciling to full year totals.

The Company sold 7.5 million and 0.2 million common shares in 2013 and 2012, respectively. The sum of the basic and diluted earnings per common share for the four quarters in the periods presented differs from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

SCHEDULE III

FIRST POTOMAC REALTY TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(Amounts in thousands)

Property	Location(1)	Date Acquired	Property Type(2)	Encumbrances at December 31, 2013(3)
Maryland
Rumsey Center	Columbia	Oct-02	BP	$8,308
Snowden Center	Columbia	Oct-02	BP	11,281
Metro Park North	Rockville	Dec-04	Office	—
Owings Mills Business Center(4)	Owings Mills	Nov-05	BP	—
Gateway 270 West	Clarksburg	Jul-06	BP	—
Indian Creek Court	Beltsville	Aug-06	BP	—
Owings Mills Commerce Center	Owings Mills	Nov-06	BP	—
Ammendale Commerce Center	Beltsville	Mar-07	BP	—
Annapolis Business Center	Annapolis	Jun-07	Office	8,076
Cloverleaf Center	Germantown	Oct-09	Office	—
Redland Corporate Center Buildings II & III	Rockville	Nov-10	Office	67,038
TenThreeTwenty	Columbia	Feb-11	Office	—
Hillside I and II	Columbia	Nov-11	Office	13,349
540 Gaither Road (Redland I)	Rockville	Oct-13	Office	—

Total Maryland				108,052

Washington, D.C.
500 First Street, NW	Capitol Hill	Jun-10	Office	—
440 First Street, NW	Capitol Hill	Dec-10	Office	21,699
1211 Connecticut Ave, NW	CBD	Dec-10	Office	30,249
840 First Street, NE	NoMA	Mar-11	Office	37,151
Storey Park	NoMA	Aug-11	Office	22,000

Total Washington, D.C.				111,099

Northern Virginia
Plaza 500	Alexandria	Dec-97	I	30,824
Van Buren Office Park	Herndon	Dec-97	Office	6,913
Newington Business Park Center	Lorton	Dec-99	I	—
Herndon Corporate Center	Herndon	Apr-04	Office	—
Windsor at Battlefield	Manassas	Dec-04	Office	—
Reston Business Campus	Reston	Mar-05	Office	—
Enterprise Center	Chantilly	Apr-05	Office	—
Gateway Centre Manassas	Manassas	Jul-05	BP	638
403/405 Glenn Drive	Sterling	Oct-05	BP	—
Linden Business Center	Manassas	Oct-05	BP	—
Prosperity Business Center	Merrifield	Nov-05	BP	—
Sterling Park Business Center	Sterling	Feb-06	BP	—
Davis Drive	Sterling	Aug-06	BP	—
Corporate Campus at Ashburn Center	Ashburn	Dec-09	BP	—
Three Flint Hill	Oakton	Apr-10	Office	—
Atlantic Corporate Park	Sterling	Nov-10	Office	—
Cedar Hill	Tyson’s Corner	Feb-11	Office	—
One Fair Oaks	Fairfax	Apr-11	Office	—

Total Northern Virginia				38,375

Southern Virginia
Crossways Commerce Center	Chesapeake	Dec-99	BP	—
Greenbrier Technology Center II	Chesapeake	Oct-02	BP	4,531
Norfolk Business Center	Norfolk	Oct-02	BP	4,259
Virginia Technology Center	Glen Allen	Oct-03	BP	—
Crossways II	Chesapeake	Oct-04	BP	—
Norfolk Commerce Park II	Norfolk	Oct-04	BP	—
1434 Crossways Boulevard	Chesapeake	Aug-05	BP	—
Crossways I	Chesapeake	Feb-06	BP	—
Crossways Commerce Center IV	Chesapeake	May-06	BP	—
Airpark Business Center	Richmond	Jun-06	BP	1,022
Chesterfield Business Center	Richmond	Jun-06	BP	2,554
Hanover Business Center	Ashland	Jun-06	BP	905
Gateway II	Norfolk	Nov-06	BP	—
Park Central	Richmond	Nov-06	BP	—
Greenbrier Circle Corporate Center	Chesapeake	Jan-07	BP	—
Greenbrier Technology Center I	Chesapeake	Jan-07	BP	—
Pine Glen	Richmond	Feb-07	BP	—
Battlefield Corporate Center	Chesapeake	Oct-10	BP	3,851
Greenbrier Towers	Chesapeake	Jul-11	Office	—

Total Southern Virginia				17,122

Land held for future development				—
Other				—

Total Consolidated Portfolio				$274,648

Initial Costs		Gross Amount at End of Year
Land	Building and Improvements	Since Acquisition(4)	Land	Building and Improvements	Total	Accumulated Depreciation
$2,675	$10,196	$4,291	$2,675	$14,487	$17,162	$5,982
3,404	12,824	5,308	3,404	18,132	21,536	6,743
9,220	32,056	1,870	9,220	33,926	43,146	7,568
1,382	7,416	(3,098)	679	5,021	5,700	1,236
18,302	20,562	5,316	18,302	25,878	44,180	5,295
5,673	17,168	12,855	5,673	30,023	35,696	5,944
3,304	12,295	(1,152)	2,839	11,608	14,447	2,202
2,398	7,659	6,124	2,398	13,783	16,181	5,140
6,101	12,602	151	6,101	12,753	18,854	2,116
7,097	14,211	(293)	7,097	13,918	21,015	1,841
17,272	63,480	13,305	17,272	76,785	94,057	8,530
2,041	5,327	10,500	2,041	15,827	17,868	1,333
3,302	10,926	352	3,302	11,278	14,580	757
6,458	19,831	—	6,458	19,831	26,289	257

88,629	246,553	55,529	87,461	303,250	390,711	54,944

25,806	33,883	200	25,806	34,083	59,889	3,809
—	15,300	40,499	9,122	46,677	55,799	27
27,077	17,520	3,264	27,077	20,784	47,861	2,041
16,846	60,905	9,853	16,846	70,758	87,604	4,715
43,672	4,194	526	—	48,392	48,392	—

113,401	131,802	54,342	78,851	220,694	299,545	10,592

6,265	35,433	6,014	6,265	41,447	47,712	16,582
3,592	7,652	5,337	3,607	12,974	16,581	4,453
3,135	10,354	4,189	3,135	14,543	17,678	5,431
4,082	14,651	1,725	4,082	16,376	20,458	4,731
3,228	11,696	3,275	3,228	14,971	18,199	4,949
1,996	8,778	3,053	1,996	11,831	13,827	2,478
3,727	27,274	3,638	3,727	30,912	34,639	8,170
3,015	6,734	597	3,015	7,331	10,346	2,111
3,940	12,547	4,728	3,940	17,275	21,215	4,292
4,829	10,978	1,232	4,829	12,210	17,039	2,855
5,881	3,495	466	5,881	3,961	9,842	978
19,897	10,750	17,356	20,015	27,988	48,003	5,433
1,614	3,611	3,342	1,646	6,921	8,567	1,157
2,682	9,456	2,743	2,675	12,206	14,881	1,920
—	13,653	23,987	4,181	33,459	37,640	2,734
5,895	11,655	9,646	5,895	21,301	27,196	2,352
5,306	13,554	2,891	5,306	16,445	21,751	1,839
5,688	43,176	5,697	5,688	48,873	54,561	4,994

84,772	255,447	99,916	89,111	351,024	440,135	77,459

5,160	23,660	12,731	5,160	36,391	41,551	12,626
1,365	5,119	625	1,365	5,744	7,109	2,162
1,323	4,967	2,025	1,323	6,992	8,315	3,016
1,922	7,026	2,949	1,922	9,975	11,897	4,365
1,036	6,254	1,394	1,036	7,648	8,684	2,005
1,221	8,693	3,821	1,221	12,514	13,735	3,516
4,447	24,739	2,722	4,815	27,093	31,908	5,342
2,657	11,597	1,795	2,646	13,403	16,049	3,107
1,292	3,899	705	1,292	4,604	5,896	1,179
250	2,814	548	250	3,362	3,612	902
900	13,335	2,473	900	15,808	16,708	3,652
1,794	11,561	732	1,794	12,293	14,087	2,572
1,320	2,293	612	1,320	2,905	4,225	673
1,789	19,712	2,972	1,789	22,684	24,473	5,663
4,164	18,984	3,000	4,164	21,984	26,148	4,649
2,024	7,960	1,604	2,024	9,564	11,588	2,212
618	4,517	716	618	5,233	5,851	1,095
1,860	6,071	757	1,881	6,807	8,688	685
2,997	9,173	3,097	2,997	12,270	15,267	1,317

38,139	192,374	45,278	38,517	237,274	275,791	60,738

442	—	371	813	—	813	—
—	—	277	—	277	277	240

$325,383	$826,176	$255,713	$294,753	$1,112,519	$1,407,272	$203,973

(1)	CBD=Central Business District; NoMA=North of Massachusetts Avenue
(2)	I=Industrial; BP=Business Park
(3)	Includes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.
(4)	Reflects impairments and the disposition of fully depreciated assets.
(5)	The Company placed Storey Park into development on September 1, 2013. At December 31, 2013, the land and building assets associated with Storey Park are included in construction in progress, which is reflected in Building and Improvements in the above table.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of the Company’s assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of the Company’s real estate assets was $1,492 million and $1,667 million at December 31, 2013 and 2012, respectively.

(a) Reconciliation of Real Estate

The following table reconciles the real estate investments for the years ended December 31 (amounts in thousands):

	2013	2012	2011
Beginning balance	$1,681,763	$1,628,660	$1,388,887
Acquisitions of rental property(1)	26,289	—	244,574
Capital expenditures(2)	66,808	69,042	49,098
Impairments	(4,069)	(3,401)	(8,610)
Dispositions of rental property	(290,777)	(10,963)	(30,683)
Assets held-for-sale	(54,716)	—	(6,704)
Other(3)	(18,026)	(1,575)	(7,902)

Ending balance	$1,407,272	$1,681,763	$1,628,660

(b) Reconciliation of Accumulated Depreciation

The following table reconciles the accumulated depreciation on the real estate investments for the years ended December 31 (amounts in thousands):

	2013	2012	2011
Beginning balance	$231,084	$188,999	$170,990
Depreciation of rental property	48,638	49,333	42,822
Assets held-for-sale	(11,152)	—	(1,454)
Dispositions of rental property	(54,377)	(2,173)	(7,686)
Other(3)	(10,220)	(5,075)	(15,673)

Ending balance	$203,973	$231,084	$188,999

(1)	For more information on the Company’s acquisitions, including the assumption of liabilities and other non-cash items, see the supplemental disclosure of cash flow information accompanying the Company’s consolidated statements of cash flows.
(2)	Represents cash paid for capital expenditures.
(3)	Includes accrued increases to real estate investments, fully depreciated assets that were written-off during the year and other immaterial transactions.

Exhibit Index

Exhibit	Description of Document

3.1	First Amended and Restated Declaration of Trust of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

3.2	Articles Supplementary designating the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011).

3.3	Articles Supplementary establishing additional shares of the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

4.1	Form of share certificate evidencing the Company’s Common Shares (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-120821) filed on November 30, 2004).

4.2	Form of share certificate evidencing the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011).

10.1	Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated September 15, 2003 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

10.2	Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated January 18, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011).

10.3	Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 24, 2011 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.4	Amendment No. 15 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 25, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.5	Amendment No. 16 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 25, 2011 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.6	Amendment No. 17 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated January 6, 2012 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.7	Amendment No. 18 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.8+	Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.9+	Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.10+	Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008).

10.11+	Termination Agreement, dated September 11, 2012, by and between Barry H. Bass, the Company and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

Exhibit	Description of Document

10.12+	Employment Term Sheet, dated August 23, 2012, by and between Andrew Blocher and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.13+	Form of Amendment dated December 19, 2008 to Employment Agreement by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Company (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008).

10.14+	2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.15+	2009 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009).

10.16+	2009 Employee Share Purchase Plan (Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009).

10.17+	Amendment No. 1 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005).

10.18+	Amendment No. 2 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007).

10.19+	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.20+	Amendment No. 2 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2011).

10.21	Loan Agreement, by and between Jackson National Life Insurance Company, as Lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the Borrowers, dated July 18, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

10.22+	Form of 2006 Restricted Stock Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2006).

10.23+	Form of 2007 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007).

10.24+	Form of 2008 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008).

10.25+	Form of 2009 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

10.26+	Form of 2009 Restricted Stock Agreement for Officers (Time-Vesting) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

10.27+	Form of 2009 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

10.28+	Form of 2010 Restricted Stock Agreement for Officers (Time-Vesting) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010).

10.29+	Form of 2010 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010).

10.30+	Form of 2010 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.31+	Form of 2011 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2011).

10.32+	Form of 2012 Restricted Stock Agreement for Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.33+	Form of 2003 Plan Restricted Share Agreement for Officers (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.34+	Form of 2003 Plan Restricted Share Agreement for Trustees (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.35+	Form of 2003 Plan Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.36+	Form of 2009 Plan Restricted Share Agreement for Officers (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.37+	Form of 2009 Plan Restricted Share Agreement for Trustees (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.38+	Form of 2009 Plan Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit	Description of Document

10.39+	Description of Long-Term Incentive Award Program (“LTI Program”) (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.40	Purchase and Sale Agreement, dated as of May 17, 2013, by and among certain subsidiaries of First Potomac Realty Investment Limited Partnership and BRE/Industrial Acquisition Holdings 1, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.41	Amended and Restated Revolving Credit Agreement, dated as of October 16, 2013, by and among First Potomac Realty Investment Limited Partnership, First Potomac Realty Trust, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

10.42	Guaranty, dated as of October 16, 2013, by First Potomac Realty Trust in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended and Restated Revolving Credit Agreement, dated as of October 16, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

10.43	Amended and Restated Term Loan Agreement, dated as of October 16, 2013, by and among First Potomac Realty Investment Limited Partnership, First Potomac Realty Trust, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

10.44	Guaranty, dated as of October 16, 2013, by First Potomac Realty Trust in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended and Restated Term Loan Agreement, dated as of October 16, 2013. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Company.

23*	Consent of KPMG LLP (independent registered public accounting firm).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101*	XBRL (Extensible Business Reporting Language). The following materials from First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2012 and 2011; (ii) Consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated statements of equity and comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010; and (iv) Notes to condensed consolidated financial statements.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith