Form 10-Q
period 2014-03-31
FIRST POTOMAC REALTY TRUST
filed 2014-04-30
CIK 1254595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

As of April 29, 2014, there were 58,758,833 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST

FORM 10-Q

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Certain factors that could cause actual results to differ materially from the Company’s expectations include changes in general or regional economic conditions; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in interest rates; changes in operating costs; the Company’s ability to complete acquisitions and, if applicable, dispositions on acceptable terms; the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates; the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; any impact of the informal inquiry initiated by the U.S. Securities and Exchange Commission (the “SEC”); the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and in the other documents the Company files with the SEC. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

FIRST POTOMAC REALTY TRUST

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Rental property, net	$1,201,015	$1,203,299
Assets held-for-sale	12,564	45,861
Cash and cash equivalents	14,842	8,740
Escrows and reserves	3,669	7,673
Accounts and other receivables, net of allowance for doubtful accounts of $896 and $1,181, respectively	14,853	12,384
Accrued straight-line rents, net of allowance for doubtful accounts of $109 and $92, respectively	32,863	30,332
Notes receivable, net	63,782	54,696
Investment in affiliates	48,818	49,150
Deferred costs, net	42,085	43,198
Prepaid expenses and other assets	10,139	8,279
Intangible assets, net	36,706	38,848

Total assets	$1,481,336	$1,502,460

Liabilities:
Mortgage loans	$275,095	$274,648
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	96,000	99,000
Accounts payable and other liabilities	36,003	41,296
Accrued interest	1,646	1,663
Rents received in advance	5,627	6,118
Tenant security deposits	5,917	5,666
Deferred market rent, net	1,432	1,557

Total liabilities	721,720	729,948

Noncontrolling interests in the Operating Partnership	34,707	33,221
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,758 and 58,704 shares issued and outstanding, respectively	59	59
Additional paid-in capital	910,047	911,533
Noncontrolling interests in consolidated partnerships	870	781
Accumulated other comprehensive loss	(3,668)	(3,836)
Dividends in excess of accumulated earnings	(342,399)	(329,246)

Total equity	724,909	739,291

Total liabilities, noncontrolling interests and equity	$1,481,336	$1,502,460

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental	$31,940	$30,693
Tenant reimbursements and other	9,474	8,465

Total revenues	41,414	39,158

Operating expenses:
Property operating	12,898	10,311
Real estate taxes and insurance	4,269	4,511
General and administrative	5,196	5,267
Acquisition costs	68	—
Depreciation and amortization	15,104	13,987

Total operating expenses	37,535	34,076

Operating income	3,879	5,082

Other expenses, net:
Interest expense	5,812	9,958
Interest and other income	(1,759)	(1,530)
Equity in losses (earnings) of affiliates	227	(28)

Total other expenses, net	4,280	8,400

Loss from continuing operations	(401)	(3,318)
Discontinued operations:
(Loss) income from operations	(1,096)	5,281
Gain on sale of real estate property	54	—

(Loss) income from discontinued operations	(1,042)	5,281

Net (loss) income	(1,443)	1,963

Less: Net loss attributable to noncontrolling interests	195	59

Net (loss) income attributable to First Potomac Realty Trust	(1,248)	2,022
Less: Dividends on preferred shares	(3,100)	(3,100)

Net loss attributable to common shareholders	$(4,348)	$(1,078)

Basic and diluted earnings per common share:
Loss from continuing operations	$(0.06)	$(0.12)
(Loss) income from discontinued operations	(0.02)	0.10

Net loss	$(0.08)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	58,097	50,404

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(1,443)	$1,963
Unrealized gain on derivative instruments	317	1,093
Unrealized loss on derivative instruments	(142)	—

Total comprehensive (loss) income	(1,268)	3,056
Net loss attributable to noncontrolling interests	195	59
Net gain from derivative instruments attributable to noncontrolling interests	(7)	(52)

Comprehensive (loss) income attributable to First Potomac Realty Trust	$(1,080)	$3,063

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,443)	$1,963
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of real estate property	(54)	—
Depreciation and amortization	455	2,922
Depreciation and amortization	15,366	14,228
Share based compensation	823	771
Bad debt expense	111	261
Amortization of deferred market rent, net	(56)	(18)
Amortization of financing costs and discounts	266	748
Equity in losses (earnings) of affiliates	227	(28)
Distributions from investments in affiliates	106	850
Changes in assets and liabilities:
Escrows and reserves	4,010	3,205
Accounts and other receivables	(2,623)	759
Accrued straight-line rents	(1,442)	(2,832)
Prepaid expenses and other assets	651	313
Tenant security deposits	58	101
Accounts payable and accrued expenses	(2,189)	(2,541)
Accrued interest	(17)	(123)
Rents received in advance	(593)	(3,533)
Deferred costs	(2,210)	(2,196)

Total adjustments	12,889	12,887

Net cash provided by operating activities	11,446	14,850

Cash flows from investing activities:
Investment in note receivable	(9,000)	—
Proceeds from sale of real estate assets	31,616	—
Principal payments from note receivable	52	—
Change in escrow and reserve accounts	—	(25)
Purchase deposit on future acquisitions	(2,000)	—
Additions to rental property and furniture, fixtures and equipment	(8,297)	(10,504)
Additions to development and redevelopment	(3,096)	(5,266)
Investment in affiliates	—	(297)

Net cash provided by (used in) investing activities	9,275	(16,092)

Cash flows from financing activities:
Financing costs	(2)	(309)
Issuance of debt	27,794	62,500
Repayments of debt	(30,296)	(41,470)
Dividends to common shareholders	(8,789)	(7,655)
Dividends to preferred shareholders	(3,100)	(3,100)
Distributions to consolidated joint venture partners	89	—
Distributions to noncontrolling interests	(394)	(390)
Stock option exercises	79	86

Net cash (used in) provided by financing activities	(14,619)	9,662

Net increase in cash and cash equivalents	6,102	8,420
Cash and cash equivalents, beginning of period	8,740	9,374

Cash and cash equivalents, end of period	$14,842	$17,794

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST

Consolidated Statements of Cash Flows – Continued

(unaudited)

Supplemental disclosure of cash flow information for the three months ended March 31 is as follows (amounts in thousands):

	2014	2013
Cash paid for interest, net	$5,373	$9,865
Non-cash investing and financing activities:
Value of common shares issued to settle federal income tax obligations	383	448
Change in fair value of the outstanding common Operating Partnership units	2,027	5,067
Issuance of common Operating Partnership units in connection with the acquisition of real estate	40	—
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	371	(2,012)
Additions to development and redevelopment	(1,768)	(3,896)

Cash paid for interest on indebtedness is net of capitalized interest of $0.8 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Certain of our employees surrendered common shares owned by them valued at $0.4 million during both the three months ended March 31, 2014 and 2013, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At March 31, 2014 and 2013, we recorded adjustments of $5.3 million and $8.6 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

During the first quarter of 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property.

During the three months ended March 31, 2014 and 2013, we accrued $6.6 million and $9.1 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the three months ended March 31, 2014 and 2013, we accrued $1.9 million and $2.6 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

FIRST POTOMAC REALTY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. The Company strategically focuses on acquiring and redeveloping properties that it believes can benefit from our intensive property management, leasing expertise, market knowledge and established relationships, and seeks to reposition these properties to increase their profitability and value. The Company’s portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

References in these unaudited condensed consolidated financial statements to “we,” “our,” “us,” “the Company” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of March 31, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At March 31, 2014, we wholly-owned or had a controlling interest in properties totaling 8.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.5 million square feet of additional development. Our consolidated properties were 86.0% occupied by 541 tenants at March 31, 2014. We did not include square footage that was in development or redevelopment in our occupancy calculation, which totaled 0.1 million square feet at March 31, 2014. We derive substantially all of our revenue from leases of space within our properties. The U.S. Government, our largest tenant, accounted for 48% of our outstanding accounts receivable at March 31, 2014. In April 2014, we received outstanding rent payments of $3.5 million from the U.S. Government, which accounted for 58% of their outstanding balance. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

Our unaudited condensed consolidated financial statements include the accounts of our Company and the accounts of the Operating Partnership and the subsidiaries in which we or Operating Partnership has a controlling interest, which includes First Potomac Management LLC, a wholly-owned subsidiary that manages the majority of our properties. All intercompany balances and transactions have been eliminated in consolidation.

We have condensed or omitted certain information and note disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 and as updated from time to time in other filings with the U.S. Securities and Exchange Commission (the “SEC”).

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of March 31, 2014 and the results of our operations, our comprehensive (loss) income and our cash flows for the three months ended March 31, 2014 and 2013. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

(b) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires our management team to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; derivative valuations; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

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

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the carrying value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs to maintain the operating capacity, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make estimates as to whether there are impairments in the carrying values of our investments in real estate. Further, we will record an impairment loss if we expect to dispose of a property, in the near term, at a price below carrying value. In such an event, we will record an impairment loss based on the difference between a property’s carrying value and our projected sales price less any estimated costs to sell.

We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, we will cease depreciation of the asset. We will classify any impairment loss, together with the building’s operating results, as discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in our consolidated balance sheets in the period the held-for-sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition. However, in April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which will impact the future presentation of operations and gain or losses from disposed properties. For more information, see footnote 2(f), Summary of Significant Accounting Policies – Application of New Accounting Standards.

We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when assumed or incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three months ended March 31, 2014 and 2013. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

(d) Notes Receivable

We provide loans to the owners of real estate properties, which can be collateralized by interest in the real estate property. We record these loans as “Notes receivable, net” in our consolidated balance sheets. The loans are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. We record interest earned from notes receivable and amortization of any discount or issuance costs within “Interest and other income” in our consolidated statements of operations.

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the three months ended March 31, 2014 and 2013.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see note 7, Discontinued Operations. In April 2014, the FASB issued ASU 2014-08, which will impact the future presentation of operations and gains or losses from disposed properties. For more information, see footnote 2(f), Summary of Significant Accounting Policies – Application of New Accounting Standards.

(f) Application of New Accounting Standards

In April 2014, the FASB issued ASU 2014-08, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 permits an entity to report a discontinued operation if it has continuing cash flows and significant continuing involvement with the disposed component after the disposal. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held-for-sale) that has not been reported in financial statements previously issued or available for issuance. ASU 2014-08 must be applied prospectively. We anticipate adopting the requirements of ASU 2014-08 in the second quarter of 2014. The adoption of ASU 2014-08 will not have a material impact on our consolidated financial statements, though it will impact the extent and frequency of presenting discontinued operations within our statements of operations and footnote disclosures. All property operations that have been classified as discontinued operations will remain classified within discontinued operations in any future presentation of our statements of operations.

(3) Earnings Per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented, which include stock options, non-vested shares and preferred shares. We apply the two-class method for determining EPS as our outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. Our excess of distributions over earnings related to participating securities is shown as a reduction in total earnings attributable to common shareholders in our computation of EPS.

The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted earnings per common share:
Loss from continuing operations	$(401)	$(3,318)
(Loss) income from discontinued operations	(1,042)	5,281

Net (loss) income	(1,443)	1,963
Less: Net loss from continuing operations attributable to noncontrolling interests	150	314
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests	45	(255)

Net (loss) income attributable to First Potomac Realty Trust	(1,248)	2,022
Less: Dividends on preferred shares	(3,100)	(3,100)

Net loss attributable to common shareholders	(4,348)	(1,078)
Less: Allocation to participating securities	(78)	(99)

Net loss attributable to common shareholders	$(4,426)	$(1,177)

Denominator for basic and diluted earnings per common share:
Weighted average shares outstanding – basic and diluted	58,097	50,404
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.06)	$(0.12)
(Loss) income from discontinued operations	(0.02)	0.10

Net loss	$(0.08)	$(0.02)

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Stock option awards	1,206	1,495
Non-vested share awards	414	533
Series A Preferred Shares(1)	12,671	11,643

	14,291	13,671

(1)	Our Series A Preferred Shares are only convertible into our common shares upon certain changes in control of our Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price.

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly-owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property, excluding properties classified as held-for-sale, consists of the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$294,819	$294,753
Buildings and improvements	867,480	868,027
Construction in process	99,712	93,269
Tenant improvements	148,418	146,176
Furniture, fixtures and equipment	5,098	5,047

	1,415,527	1,407,272
Less: accumulated depreciation	(214,512)	(203,973)

	$1,201,015	$1,203,299

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

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At March 31, 2014, the total investment in the development project was $51.2 million, which included the original cost basis of the property of $43.3 million.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. During 2013, we placed in-service 19,763 square feet of office space at the property. At March 31, 2014, our total investment in the redevelopment project was $54.3 million, which included the original cost basis of the property of $23.6 million.

We will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At March 31, 2014, we had 119,510 square feet of redevelopment efforts at 440 First Street, NW that have yet to be placed-in service. At March 31, 2014, we had no completed development efforts that have yet to be placed in service. We did not place any development or redevelopment efforts into service during the first quarter of 2014.

(5) Notes Receivable

Below is a summary of our notes receivable (dollars in thousands):

Balance at March 31, 2014
Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
$34,000	$—	$34,000	9.75%	950 F Street, NW
29,844	(62)	29,782	9.0%	America’s Square

$63,844	$(62)	$63,782

Balance at December 31, 2013
Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
$25,000	$(130)	$24,870	12.5%	950 F Street, NW
29,896	(70)	29,826	9.0%	America’s Square

$54,896	$(200)	$54,696

In April 2011, we provided a $30.0 million mezzanine loan to the owners of America’s Square, a 461,000 square-foot office complex located in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan is repayable in full at any time, subject to yield maintenance. The loan matures on May 1, 2016 and required monthly interest-only payments until May 2013, at which time the loan began requiring monthly principal and interest payments through its maturity date. The interest rate on the loan is constant throughout the life of the loan.

In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan requires monthly interest-only payments with a constant interest rate over the life of the loan. The loan was pre-payable without penalty prior to December 21, 2013. On January 10, 2014, we amended the loan to increase the outstanding balance to $34.0 million and reduce the fixed interest rate from 12.5% to 9.75%. The amended mezzanine loan matures on April 1, 2017 and is repayable in full on or after December 21, 2015. The $9.0 million increase in the loan was provided by a draw under our unsecured revolving credit facility.

During both the three months ended March 31, 2014 and 2013, we recorded interest income of $1.5 million related to our notes receivable, which is included within “Interest and other income” in our consolidated statements of operations.

We recorded income from the amortization of origination fees of $11 thousand and $17 thousand for the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2014, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. The amortization and write-off of unamortized fees are recorded within “Interest and other income” in our consolidated statements of operations.

(6) Investment in Affiliates

We own an interest in several joint ventures that own properties. We do not control the activities that are most significant to the joint ventures. As a result, the assets, the liabilities and the operating results of these noncontrolled joint ventures are not consolidated within our unaudited condensed consolidated financial statements. Our investments in these joint ventures are recorded as “Investment in affiliates” in our consolidated balance sheets. Our investment in affiliates consisted of the following (dollars in thousands):

	Reporting Segment	Ownership Interest	March 31, 2014	December 31, 2013
Prosperity Metro Plaza	Northern Virginia	51%	$24,527	$24,735
1750 H Street, NW	Washington, D.C.	50%	16,711	16,780
Aviation Business Park	Maryland	50%	4,977	5,008
RiversPark I and II	Maryland	25%	2,603	2,627

			$48,818	$49,150

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Assets:
Rental property, net	$193,783	$194,240
Cash and cash equivalents	4,349	3,680
Other assets	15,205	15,585

Total assets	213,337	213,505

Liabilities:
Mortgage loans(1)(2)	105,595	106,384
Other liabilities	6,378	5,046

Total liabilities	111,973	111,430

Net assets	$101,364	$102,075

(1)	Of the total mortgage debt that encumbers our unconsolidated properties, $7.0 million is recourse to us. The recourse mortgage loan was scheduled to mature in March 2014; however, the joint venture extended the loan’s maturity date to September 2014. We believe the fair value of the potential liability to us under this guaranty is inconsequential as the likelihood of our need to perform under the debt agreement is remote.
(2)	Includes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in losses (earnings) of affiliates.”

The following table summarizes the results of operations of our unconsolidated joint ventures, which due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in our unaudited consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenues	$5,752	$6,052
Total operating expenses	(2,226)	(1,865)

Net operating income	3,526	4,187
Depreciation and amortization	(2,803)	(2,939)
Other expenses, net	(1,011)	(1,074)

Net (loss) income	$(288)	$174

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.1 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

(7) Discontinued Operations

In January 2014, we sold a portfolio of properties that consisted of Girard Business Center, a seven-building, 297,000 square foot business park, and Gateway Center, a two-building, 45,000 square foot office park, which are both located in Gaithersburg, Maryland, for aggregate net proceeds of $31.6 million. Proceeds from the sale were used to pay down outstanding debt. We reported a gain on the sale of the portfolio of $0.1 million in our first quarter 2014 results.

At March 31, 2014, our Patrick Center and West Park properties met our held-for-sale criteria (described in note 2(g), Rental Property) and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, which totaled $0.2 million, were classified within “Accounts payable and other liabilities” in our consolidated balance sheet. We sold our Patrick Center and West Park properties in April 2014 for aggregate net proceeds of $13.8 million. The operating results of the properties are reflected as discontinued operations in our consolidated statements of operations for the periods presented.

The following table is a summary of completed property dispositions whose operating results are reflected as discontinued operations in our consolidated statements of operations for the periods presented:

	Reporting Segment	Disposition Date	Property Type	Square Feet
Patrick Center(1)	Maryland	4/16/2014	Office	66,269
West Park(1)	Maryland	4/2/2014	Office	28,333
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973
Worman’s Mill Court	Maryland	11/19/2013	Office	40,099
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875
Industrial Portfolio(2)	Various	May/June 2013	Industrial	4,280,985
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055

(1)	Classified as held-for-sale at March 31, 2014 and subsequently sold in April 2014.
(2)	During the second quarter of 2013, we sold 24 industrial properties, which consisted of two separate transactions. On May 7, 2013, we sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia. On June 18, 2013, we completed the sale of the remaining 23 industrial properties.

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. We did not dispose of or enter into any binding agreements to sell any other properties during the three months ended March 31, 2014 and 2013.

The operating results of the disposed properties and properties classified as held-for-sale, including any gains or losses on sale of the properties, are reflected as discontinued operations in our consolidated statements of operations for the periods presented. In April 2014, the FASB issued ASU 2014-08, which will impact the future presentation of operations and gains or losses from disposed properties. For more information, see footnote 2(f), Summary of Significant Accounting Policies – Application of New Accounting Standards.

The following table summarizes the components of net (loss) income from discontinued operations for the three months ended March 31 (dollars in thousands):

	2014	2013
Revenues	$802	$12,299
Net (loss) income, before taxes(1)	(1,096)	5,281
Gain on sale of real estate property	54	—

(1)	For the three months ended March 31, 2014, we accelerated $1.0 million of unamortized straight-line rent and deferred abatement costs related to the sale of Girard Business Center and Gateway Center.

(8) Debt

Our borrowings consisted of the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans, effective interest rates ranging from 4.40% to 6.63%, maturing at various dates through July 2022(1)	$275,095	$274,648
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.90%, with staggered maturity dates ranging from October 2018 to October 2020(1)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.50%, maturing October 2017(1)	96,000	99,000

	$671,095	$673,648

(1)	At March 31, 2014, LIBOR was 0.15%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt at March 31, 2014 and December 31, 2013 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	March 31, 2014	December 31, 2013
Annapolis Business Center	5.74%	6.25%		June 2014	$8,035	$8,076
Storey Park(1)(2)	LIBOR + 2.75%	5.80%		October 2014	22,000	22,000
Jackson National Life Loan(3)	5.19%	5.19%		August 2015	65,829	66,116
Hanover Business Center Building D	8.88%	6.63%		August 2015	216	252
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		August 2015	589	681
440 First Street, NW Construction Loan(1)(4)	LIBOR + 2.50%	4.78%		May 2016	23,493	21,699
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	588	638
Hillside I and II	5.75%	4.62%		December 2016	13,248	13,349
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	66,737	67,038
Hanover Business Center Building C	7.88%	6.63%		December 2017	617	653
840 First Street, NE	5.72%	6.01%		July 2020	37,000	37,151
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,812	3,851
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	1,824	1,873
Airpark Business Center	7.45%	6.63%		June 2021	995	1,022
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	30,112	30,249

		5.12	%(5)		275,095	274,648
Unamortized fair value adjustments					(612)	(663)

Total contractual principal balance					$274,483	$273,985

(1)	At March 31, 2014, LIBOR was 0.15%.
(2)	The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at our option.
(3)	At March 31, 2014, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The terms of the loan allow our Company to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt-service yield.
(4)	In January 2014, we borrowed an additional $1.8 million under the construction loan.
(5)	Weighted average interest rate on total mortgage debt.

Construction Loan

On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $1.8 million in January 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At March 31, 2014, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of March 31, 2014, we were in compliance with all the financial covenants of the Construction Loan.

(b) Unsecured Term Loan

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at March 31, 2014 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 145 basis points
Tranche B	October 2019	100,000	LIBOR, plus 160 basis points
Tranche C	October 2020	100,000	LIBOR, plus 190 basis points

		$300,000

(1)	The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially identical to those contained in our unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of March 31, 2014, we were in compliance with all the financial covenants of the unsecured term loan.

(c) Unsecured Revolving Credit Facility

During the first quarter of 2014, we borrowed $26.0 million under the unsecured revolving credit facility, which was used to fund a $9.0 million increase to our 950 F Street, NW mezzanine loan and for general corporate purposes. During the first quarter of 2014, we used $29.0 million of proceeds from the sale of Girard Business Center and Gateway Center to pay down a portion of the outstanding balance under the unsecured revolving credit facility. The weighted average borrowings outstanding under the unsecured revolving credit facility were $97.1 million with a weighted average interest rate of 1.7% for the three months ended March 31, 2014, compared with $221.9 million and 2.9%, respectively, for the three months ended March 31, 2013. Our maximum outstanding borrowings were $112.0 million and $230.0 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, outstanding borrowings under the unsecured revolving credit facility were $96.0 million with a weighted average interest rate of 1.7%. At March 31, 2014, LIBOR was 0.15% and the applicable spread on our unsecured revolving credit facility was 150 basis points. The available capacity under the unsecured revolving credit facility was $120.8 million as of the date of this filing. We are required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of March 31, 2014, we were in compliance with all the financial covenants of the unsecured revolving credit facility.

(d) Interest Rate Swap Agreements

At March 31, 2014, we fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt through eleven interest rate swap agreements. In January 2014, an interest rate swap that fixed LIBOR on $50.0 million of variable rate debt expired. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by our Company or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2014, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the Construction Loan).

Our continued ability to borrow under the unsecured revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the credit facility. These debt agreements also contain cross-default provisions that would be triggered if we were in default under other loans, including mortgage loans, in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at March 31, 2014, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged.

(9) Derivative Instruments

We are exposed to certain risks arising from business operations and economic factors. We use derivative financial instruments to manage exposure that arise from business activities in which our future exposure to interest rate fluctuations is unknown. The objective in the use of an interest rate derivative is to add stability to interest expenses and manage exposure to interest rate changes. We do not use derivatives for trading or speculative purposes and intend to enter into derivative agreements only with counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

At March 31, 2014, we fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt through eleven interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%

Total/Weighted Average		$300,000		1.505%

Our interest rate swap agreements are designated as cash flow hedges and we record any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the three months ended March 31, 2014 and 2013.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive loss as an increase to interest expense of $1.0 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we estimated that $3.8 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(10) Fair Value Measurements

We apply GAAP that outlines a valuation framework and creates a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The required disclosures increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability between willing third parties at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and we provide the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.

Financial assets and liabilities, as well as those non-financial assets and liabilities requiring fair value measurement, are measured using inputs from three levels of the fair value hierarchy.

The three levels are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Balance at March 31, 2014	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$434	$—	$434	$—
Derivative instrument-swap liabilities	4,284	—	4,284	—

	Balance at December 31, 2013	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$2,909	$—	$2,909	$—
Recurring Measurements:
Derivative instrument-swap assets	551	—	551	—
Derivative instrument-swap liabilities	4,576	—	4,576	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the three months ended March 31, 2014 and 2013.

Impairment of Real Estate Assets

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

In April 2014, we sold our West Park property, which is located in our Maryland reporting segment. Based on the anticipated sales price, we recorded an impairment charge of $2.2 million in the fourth quarter of 2013. The property was classified as held-for-sale at both March 31, 2014 and December 31, 2013.

Interest Rate Derivatives

The interest rate derivatives are fair valued based on prevailing market yield curves on the measurement date and also take into consideration the credit valuation adjustment of the counter-party in determining the fair value of counterparty credit risk associated with our interest rate swap agreements. We use a third party to assist in valuing our interest rate swap agreements. A daily “snapshot” of the market is taken to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are then compiled through a valuation process that generates daily valuations, which are used to value our interest rate swap agreements. Our interest rate swap derivatives are effective cash flow hedges and the effective portion of the change in fair value is recorded in the equity section of our consolidated balance sheets as “Accumulated other comprehensive loss.”

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. We determine the fair value of our notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. We deem the fair value measurement of our debt instruments as a Level 2 measurement as we use quoted interest rates for similar debt instruments to value our debt instruments. We also use quoted market interest rates to value our notes receivable, which we consider a Level 2 measurement as we do not believe notes receivable trade in an active market.

The carrying value and estimated fair value of our financial assets and liabilities are as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$63,782	$63,844	$54,696	$56,812

Financial Liabilities:
Mortgage debt	$275,095	$264,213	$274,648	$262,873
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	96,000	96,000	99,000	99,000

Total	$671,095	$660,213	$673,648	$661,873

(1)	The principal amount of our notes receivable was $63.8 million and $54.9 million at March 31, 2014 and December 31, 2013, respectively. On January 10, 2014, we amended the 950 F Street, NW mezzanine loan and increased the outstanding balance to $34.0 million.

(11) Equity

On January 29, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 18, 2014 to common shareholders of record as of February 10, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend was paid on February 18, 2014 to preferred shareholders of record as of February 10, 2014.

On April 22, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on May 15, 2014 to common shareholders of record as of May 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on May 15, 2014 to preferred shareholders of record as of May 6, 2014. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.

Our unsecured revolving credit facility, unsecured term loan and the Construction Loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our Company’s ability to make distributions to our common and preferred shareholders. Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2013	$738,510	$781	$739,291	$33,221
Net loss	(1,248)	—	(1,248)	(195)
Changes in ownership, net	(1,502)	89	(1,413)	2,067
Distributions to owners	(11,889)	—	(11,889)	(393)
Other comprehensive income	168	—	168	7

Balance at March 31, 2014	$724,039	$870	$724,909	$34,707

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2012	$658,765	$3,728	$662,493	$34,367
Net income (loss)	2,022	(5)	2,017	(54)
Changes in ownership, net	(4,632)	—	(4,632)	5,067
Distributions to owners	(10,755)	—	(10,755)	(390)
Other comprehensive income	1,041	—	1,041	52

Balance at March 31, 2013	$646,441	$3,723	$650,164	$39,042

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2014	2013
Beginning balance at January1,	$(3,836)	$(10,917)
Net gain on derivative instruments	175	1,093
Net gain attributable to noncontrolling interests	(7)	(52)

Ending balance at March 31,	$(3,668)	$(9,876)

(12) Noncontrolling Interests

(a) Noncontrolling Interests in the Operating Partnership

Noncontrolling interests relate to the common interests in the Operating Partnership not owned by us. Interests in the Operating Partnership are owned by limited partners who contributed buildings and other assets to the Operating Partnership in exchange for common Operating Partnership units. Limited partners have the right to tender their units for redemption in exchange for, at our option, our common shares on a one-for-one basis or cash based on the fair value of our common shares at the date of redemption. Unitholders receive a distribution per unit equivalent to the dividend per common share. Differences between amounts paid to redeem noncontrolling interests and their carrying values are charged or credited to equity. As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests are recorded outside of permanent equity.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at March 31, 2014, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be approximately $34.0 million. At March 31, 2014 and December 31, 2013, we recorded adjustments of $5.3 million and $3.3 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At December 31, 2013, 2,627,452 of the total common Operating Partnership units, or 4.3%, were not owned by us. During the first quarter of 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property. As a result, 2,630,577 of the total common Operating Partnership units, or 4.3%, were not owned by us at March 31, 2014. There were no common Operating Partnership units redeemed for common shares or cash during the three months ended March 31, 2014 and 2013.

(b) Noncontrolling Interests in the Consolidated Partnership

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net loss attributable to noncontrolling interests” in our consolidated statements of operations.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound, which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At March 31, 2014, the total investment in the development project was $51.2 million, which included the original cost basis of the property of $43.3 million.

(13) Share-Based Payments

We record costs related to our share-based compensation based on the grant-date fair value calculated in accordance with GAAP. We recognize share-based compensation costs on a straight-line basis over the requisite service period for each award and these costs are recorded within “General and administrative expense” or “Property operating expense” in our consolidated statements of operations based on the employee’s job function.

Stock Options Summary

During the first quarter of 2014, we issued 135,250 stock options to our non-officer employees. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. The award described above has a 10-year contractual life. We recognized compensation expense associated with stock option awards of $137 thousand and $143 thousand during the three months ended March 31, 2014 and 2013, respectively.

A summary of our stock option activity during the three months ended March 31, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,089,292	$15.83	6.6 years	$109,151
Granted	135,250	11.61
Exercised	(7,890)	9.98
Forfeited	(24,253)	14.85

Outstanding at March 31, 2014	1,192,399	$15.41	6.7 years	$350,090

Exercisable at March 31, 2014	559,766	$16.99	5.0 years	$146,958
Options expected to vest, subsequent to March 31, 2014	596,192	$14.14	8.2 years	$146,157

As of March 31, 2014, we had $1.8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. We anticipate this cost will be recognized over a weighted-average period of approximately 4.6 years. We calculate the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life, which in our opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The weighted average assumptions used in the fair value determination of stock options granted to employees in 2014 are summarized as follows:

Risk-free interest rate	1.72%
Expected volatility	39.04%
Expected dividend yield	4.66%
Weighted average expected life of options	5 years

The weighted average grant date fair value of the stock options issued during the three months ended March 31, 2014 was $2.67 per share.

Option Exercises

We received approximately $79 thousand and $86 thousand from the exercise of stock options during the three months ended March 31, 2014 and 2013, respectively. Shares issued as a result of stock option exercises are provided by the issuance of new shares. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $18 thousand and $26 thousand, respectively.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In February 2014, we granted a total of 103,075 non-vested common shares in two separate awards to our officers. The first award of 91,466 non-vested common shares, which was granted to all of our officers, will vest ratably on the date of issuance over a three-year term. The second award of 11,609 non-vested common shares, which was granted to our Chief Executive Officer, will vest on the one-year anniversary of the date of issuance.

We recognized $0.7 million and $0.6 million of compensation expense associated with our non-vested common share awards during the three months ended March 31, 2014 and 2013, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net loss attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at March 31, 2014 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	637,662	$13.33
Granted	103,075	12.90
Vested	(86,031)	14.43
Expired	(29,514)	10.21

Non-vested at March 31, 2014	625,192	13.26

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. As of March 31, 2014, we had $5.4 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 2.7 years.

(14) Segment Information

Our reportable segments consist of four distinct reporting and operational segments within the greater Washington D.C, region in which we operate: Washington, D.C., Maryland, Northern Virginia and Southern Virginia. We evaluate the performance of our segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains or losses from sale of real estate assets, interest expense, general and administrative costs, acquisition costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items other than straight-line and deferred market rent amortization reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

The results of operations of our four reporting segments for the three months ended March 31, 2014 and 2013 are as follows (dollars in thousands):

	Three Months Ended March 31, 2014
	Washington, D.C.		Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	4	(1)	44	51	38	137
Square feet	522,560	(1)	2,274,813	3,086,550	2,851,465	8,735,388
Total revenues	$7,140		$11,445	$13,666	$9,163	$41,414
Property operating expense	(2,187)		(3,746)	(3,976)	(2,989)	(12,898)
Real estate taxes and insurance	(1,054)		(1,004)	(1,524)	(687)	(4,269)

Total property operating income	$3,899		$6,695	$8,166	$5,487	24,247

Depreciation and amortization expense						(15,104)
General and administrative						(5,196)
Acquisition costs						(68)
Other expenses, net						(4,280)
Loss from discontinued operations						(1,042)

Net loss						$(1,443)

Total assets(3)(4)	$343,804		$393,919	$421,556	$230,384	$1,481,336

Capital expenditures(5)	$6,481		$2,390	$822	$1,423	$11,393

	Three Months Ended March 31, 2013
	Washington, D.C.		Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	4	(2)	62	56	57	179
Square feet	531,714	(2)	3,779,047	3,653,645	5,484,597	13,449,003
Total revenues	$7,616		$10,216	$12,717	$8,609	$39,158
Property operating expense	(1,893)		(2,489)	(3,242)	(2,687)	(10,311)
Real estate taxes and insurance	(1,349)		(808)	(1,690)	(664)	(4,511)

Total property operating income	$4,374		$6,919	$7,785	$5,258	24,336

Depreciation and amortization expense						(13,987)
General and administrative						(5,267)
Other expenses, net						(8,400)
Income from discontinued operations						5,281

Net income						$1,963

Total assets(3)(4)	$324,064		$487,545	$460,996	$362,239	$1,718,364

Capital expenditures(5)	$5,969		$2,823	$3,617	$2,963	$15,770

(1)	Includes occupied space at 440 First Street, NW and excludes Storey Park, which was placed in development in the third quarter of 2013.
(2)	Excludes 440 First Street, NW, which has been in redevelopment since its acquisition in 2010.
(3)	Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see footnote 6, Investment in Affiliates.
(4)	Corporate assets not allocated to any of our reportable segments totaled $91,673 and $83,520 at March 31, 2014 and 2013, respectively.
(5)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $277 and $398 at March 31, 2014 and 2013, respectively.

(15) Subsequent Event

On April 8, 2014, we acquired 1401 K Street, NW, a twelve-story, 117,000 square foot office building in Washington, D.C. for $58.0 million. The property is currently 88% leased to 22 tenants. The acquisition was funded with the assumption of a $37.3 million mortgage loan, a $20.0 million draw under our unsecured revolving credit facility and available cash.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and included elsewhere in this Quarterly Report on Form 10-Q. See “Special Note About Forward-Looking Statements” above.

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Overview

We are a leader in the ownership, management, development and redevelopment of office and business park properties in the greater Washington, D.C. region. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments. We strategically focus on acquiring and redeveloping properties that we believe can benefit from our intensive property management, leasing expertise, market knowledge and established relationships, and seek to reposition these properties to increase their profitability and value. Our portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of March 31, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At March 31, 2014, we wholly-owned or had a controlling interest in properties totaling 8.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.5 million square feet of additional development. Our consolidated properties were 86.0% occupied by 541 tenants at March 31, 2014. We did not include square footage that was in development or redevelopment in our occupancy calculation, which totaled 0.1 million square feet at March 31, 2014. We derive substantially all of our revenue from leases of space within our properties. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

The primary source of our revenue is rent received from tenants under long-term (generally three to ten years) operating leases at our properties, including reimbursements from tenants for certain operating costs. Additionally, we may generate earnings from the sale of assets to third parties or contributed into joint ventures.

Our long-term growth will principally be driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	continue to grow our portfolio through acquisitions of new properties, potentially through joint ventures;

•	sell non-core assets to third parties, or contribute properties to joint ventures, at favorable prices;

•	develop and redevelop existing assets; and

•	execute initiatives designed to increase balance sheet capacity and expand the potential sources of capital.

Executive Summary

For the three months ended March 31, 2014, we incurred a net loss of $1.4 million compared with net income of $2.0 million during the three months ended March 31, 2013.

Our funds from operations (“FFO”) available to common shareholders decreased for the three months ended March 31, 2014 compared with the same period in 2013 due to a reduction in net operating income as a result of the sale of the majority of our industrial properties in June 2013, the operations of which are presented in discontinued operations. The reduction in net operating income from the industrial portfolio sale was partially offset by improvements in net operating income on a same-property basis, as well as, a reduction in interest expense as we reduced our outstanding debt by approximately $284 million and decreased the weighted average interest rate on our total outstanding debt by 35 basis points since March 31, 2013.

FFO is a non-GAAP financial measure. For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net (loss) income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Executed 257,000 square feet of leases, including 145,000 square feet of new leases, in the first quarter of 2014;

•	Increased leased percentage to 88.9% from 86.3% at March 31, 2013, and increased occupied percentage to 86.0% from 83.9% at March 31, 2013;

•	In the first quarter of 2014, signed an 82,000 square foot lease with the GSA at Atlantic Corporate Park, a 220,000 square foot office property, bringing the property to 81.3% leased;

•	In January 2014, we sold a nine-building portfolio totaling 342,000 square feet for net proceeds of $31.6 million, and in April 2014, we sold West Park, a 29,000 square-foot office building and Patrick Center, a 66,000 square-foot office building for aggregate net proceeds of $13.8 million; and

•	In April 2014, we acquired 1401 K Street, NW, a twelve-story, 117,000 square foot office building located in downtown Washington, D.C., for $58.0 million, which was partially funded with the assumption of an existing mortgage loan totaling $37.3 million.

Informal SEC Inquiry

As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012, we were informed that the SEC initiated an informal inquiry relating to the matters that were the subject of the Audit Committee’s internal investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. The SEC staff has informed us that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor considered a reflection upon any person, entity or security. We have been, and intend to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time.

Properties:

The following sets forth certain information about our properties by segment as of March 31, 2014 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at March 31, 2014(3)	Occupied at March 31, 2014(3)
Office
440 First Street, NW(4)	1	Capitol Hill	19,763	$573	100.0%	100.0%
500 First Street, NW	1	Capitol Hill	129,035	5,180	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	6,695	97.7%	88.8%
1211 Connecticut Avenue, NW	1	CBD	125,226	3,625	97.5%	96.9%

Total/Weighted Average	4		522,560	16,073	98.3%	93.9%

Development and Redevelopment
440 First Street, NW(4)	—	Capitol Hill	119,510	—
Storey Park(5)	—	NoMA	—	—

Total Development and Redevelopment	—		119,510	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,235	3,399	86.1%	74.0%

Region Total/Weighted Average	5		755,305	$19,472	96.2%	90.4%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.
(2)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the leases, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(3)	Does not include space in development or redevelopment.
(4)	In October 2013, we substantially completed the redevelopment of the property. At March 31, 2014, we had placed in-service 19,763 square feet of the redeveloped space. The property has 119,510 square feet remaining in redevelopment, which will be placed in-service at the earlier of a tenant taking occupancy or October 2014.
(5)	The property was acquired through a consolidated joint venture in which we have a 97% controlling economic interest. The property was placed into development on September 1, 2013. The joint venture anticipates developing a mixed-used project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2014	Occupied at March 31, 2014
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,108	100.0%	100.0%
Gateway 270 West	6	Clarksburg	255,865	2,964	83.4%	70.9%
Owings Mills Business Park(3)	4	Owings Mills	180,475	1,299	58.6%	58.6%
Rumsey Center	4	Columbia	134,689	1,261	83.4%	80.9%
Snowden Center	5	Columbia	145,267	2,212	100.0%	100.0%

Total Business Park	26		1,029,142	11,844	86.4%	83.0%
Office
Annapolis Business Center	2	Annapolis	102,374	1,747	98.8%	98.8%
Metro Park North	4	Rockville	191,211	2,733	87.3%	70.8%
Cloverleaf Center	4	Germantown	173,766	2,041	73.0%	62.9%
Hillside I and II(4)	2	Columbia	63,709	923	95.5%	95.5%
TenThreeTwenty	1	Columbia	136,847	1,696	80.0%	71.8%
Patrick Center(5)	1	Frederick	66,269	1,058	77.1%	77.1%
West Park(5)	1	Frederick	28,333	281	85.1%	85.1%
Redland Corporate Center(6)	3	Rockville	483,162	11,201	100.0%	100.0%

Total Office	18		1,245,671	21,680	90.2%	85.3%

Total Consolidated	44		2,274,813	33,524	88.5%	84.3%

Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,231	69.8%	45.9%
RiversPark I and II	6	Columbia	307,984	4,143	94.7%	90.9%

Total Joint Ventures	9		428,269	5,374	87.7%	78.3%

Region Total/Weighted Average	53		2,703,082	$38,898	88.4%	83.3%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.
(3)	Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center.
(4)	Excludes 21,922 square feet of space that was placed into redevelopment during the first quarter of 2014.
(5)	The properties were classified as held-for-sale at March 31, 2014 and were subsequently sold in April 2014 for aggregate net proceeds of $13.8 million.
(6)	Includes 540 Gaither Road, which was acquired on October 1, 2013.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2014	Occupied at March 31, 2014
Business Park
Corporate Campus at Ashburn Center	3	Ashburn	194,184	$3,080	100.0%	100.0%
Gateway Centre Manassas	3	Manassas	102,332	702	67.0%	67.0%
Linden Business Center	3	Manassas	109,787	1,053	97.4%	97.4%
Prosperity Business Center	1	Merrifield	71,373	729	84.9%	84.9%
Sterling Park Business Center(2)	7	Sterling	474,805	4,326	92.6%	92.0%

Total Business Park	17		952,481	9,890	91.3%	91.1%
Office
Atlantic Corporate Park	2	Sterling	219,374	3,264	81.3%	37.8%
Cedar Hill	2	Tysons Corner	102,632	2,197	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,084	1,588	86.4%	86.4%
Enterprise Center	4	Chantilly	187,988	2,924	85.3%	84.7%
One Fair Oaks	1	Fairfax	214,214	5,284	100.0%	100.0%
Reston Business Campus	4	Reston	82,372	796	64.6%	53.7%
Three Flint Hill	1	Oakton	180,819	3,101	94.6%	92.1%
Van Buren Office Park	5	Herndon	107,409	976	75.7%	75.7%
Windsor at Battlefield	2	Manassas	155,511	2,023	92.0%	85.5%

Total Office	25		1,378,403	22,153	88.1%	79.4%
Industrial
Newington Business Park Center	7	Lorton	254,728	2,245	80.3%	80.3%
Plaza 500	2	Alexandria	500,938	5,122	96.6%	96.6%

Total Industrial	9		755,666	7,367	91.1%	91.1%

Total Consolidated	51		3,086,550	39,410	89.8%	85.9%

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,414	6,874	93.0%	84.2%

Region Total/Weighted Average	53		3,412,964	$46,284	90.1%	85.7%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the leases, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2014	Occupied at March 31, 2014
RICHMOND
Business Park
Chesterfield Business Center(2)	11	Richmond	320,131	$1,705	75.7%	75.7%
Hanover Business Center	4	Ashland	184,032	763	64.1%	62.4%
Park Central	3	Richmond	204,696	2,061	90.1%	90.1%
Virginia Technology Center	1	Glen Allen	118,971	1,329	85.3%	85.3%

Total Richmond	19		827,830	5,858	78.0%	77.7%

NORFOLK
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	811	100.0%	100.0%
Crossways Commerce Center(3)	9	Chesapeake	1,082,750	11,433	95.9%	95.9%
Greenbrier Business Park(4)	4	Chesapeake	410,604	3,818	73.8%	72.2%
Norfolk Commerce Park(5)	3	Norfolk	261,987	2,482	89.7%	89.7%

Total Business Park	17		1,852,061	18,544	90.4%	90.0%
Office
Greenbrier Towers	2	Chesapeake	171,574	1,715	83.5%	82.3%

Total Norfolk	19		2,023,635	20,259	89.8%	89.4%

Region Total/Weighted Average	38		2,851,465	$26,117	86.4%	86.0%

(1)	Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the leases, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(2)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center and Pine Glen.
(3)	Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, Crossways Commerce Center IV and 1434 Crossways Boulevard.
(4)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.
(5)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

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

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At March 31, 2014, the total investment in the development project was $51.2 million, which included the original cost basis of the property of $43.3 million.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. During 2013, we placed in-service 19,763 square feet of office space at the property. At March 31, 2014, our total investment in the redevelopment project was $54.3 million, which included the original cost basis of the property of $23.6 million.

We will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At March 31, 2014, we had 119,510 square feet of redevelopment efforts at 440 First Street, NW that have yet to be placed-in service. At March 31, 2014, we had no completed development efforts that have yet to be placed in service. We did not place any development or redevelopment efforts into service during the first quarter of 2014.

Lease Expirations

Approximately 6.3% of our annualized cash basis rent, excluding month-to-month leases (which represent 0.1% of our annualized cash basis rent), is scheduled to expire during the remainder of 2014. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions.

During the first quarter of 2014, we delivered positive net absorption of approximately 28,000 square feet, and had a tenant retention rate of 53%. After reflecting all the renewal leases on a triple-net equivalent basis to allow for comparability, the weighted average rental rate of our renewed leases for the three months ended March 31, 2014 increased 3.5% compared with the expiring leases. During the first quarter of 2014, we executed new leases for 145,000 square feet, of which less than half contained rent escalations, which was due to an 82,000 square foot lease with the U.S. Government at Atlantic Corporate Park.

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of March 31, 2014 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	3	8,508	0.1%	$43	0.0%	$4.98
2014	82	553,376	7.1%	7,202	6.3%	13.02
2015	107	628,090	8.1%	8,404	7.3%	13.38
2016	102	741,668	9.6%	12,789	11.1%	17.24
2017	94	1,168,295	15.0%	17,732	15.4%	15.18
2018	80	1,010,097	13.0%	12,982	11.3%	12.85
2019	85	945,855	12.2%	12,424	10.8%	13.14
2020	48	878,228	11.3%	12,420	10.8%	14.14
2021	24	306,695	4.0%	3,956	3.4%	12.90
2022	21	244,694	3.2%	3,499	3.0%	14.30
2023	14	553,935	7.1%	11,335	9.8%	20.46
Thereafter	35	723,624	9.3%	12,338	10.8%	17.05

Total / Weighted Average	695	7,763,065	100.0%	$115,124	100.0%	$14.83

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.
(2)	Annualized Cash Basis Rent, which is calculated as the contractual rent due under the terms of the leases, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses.
(3)	Represents Annualized Cash Basis Rent at March 31, 2014, divided by the square footage of the expiring leases.

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

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the fair value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs to maintain the operating capacity, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make estimates as to whether there are impairments in the carrying values of our investments in real estate. Further, we will record an impairment loss if we expects to dispose of a property, in the near term, at a price below carrying value. In such an event, we will record an impairment loss based on the difference between a property’s carrying value and its projected sales price, less any estimated costs to sell.

We will classify a building as held-for-sale in accordance with GAAP in the period in which we make the decision to dispose of the building, our Board of Trustees or a designated delegate approves the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies will exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, we will cease depreciation of the asset. We will classify any impairment loss, together with the building’s operating results, as discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and related liabilities as held-for-sale in our consolidated balance sheets in the period the held-for-sale criteria are met. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition. However, in April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which will impact the future presentation of operations and gain or losses from disposed properties. For more information, see footnote 2(f), Summary of Significant Accounting Policies – Application of New Accounting Standards to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report.

We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during the three months ended March 31, 2014 and 2013. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
Rental	$31,940	$30,693	$1,247	4%
Tenant reimbursements and other	$9,474	$8,465	$1,009	12%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $1.2 million for the three months ended March 31, 2014 compared with the same period in 2013, primarily due to an increase in occupancy. The occupancy of our consolidated portfolio was 86.0% at March 31, 2014 compared with 83.9% at March 31, 2013. The increase in rental revenue for the three months ended March 31, 2014 compared with same period in 2013 includes $0.7 million for Maryland, $0.4 million for Northern Virginia and $0.3 million for Southern Virginia. Rental revenue for Washington, D.C. decreased $0.2 million for the three months ended March 31, 2014 compared with 2013 due to a decline in rental revenue from Storey Park, as the property became vacant at the end of August 2013, at which time, the property was placed into development. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if rental revenue will increase during 2014 compared with 2013.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $1.0 million for the three months ended March 31, 2014 compared with the same period in 2013 due to an increase in recoverable snow and ice removal costs. The increase in tenant reimbursements and other revenues for the three months ended March 31, 2014 compared with the same period in 2013 includes $0.5 million for Maryland, $0.5 million for Northern Virginia and $0.3 million for Southern Virginia. Tenant reimbursements and other revenues for Washington, D.C. decreased $0.3 million for the three months ended March 31, 2014 compared with 2013 as a tenant at Storey Park vacated in August 2013 and the property was subsequently placed into development. We anticipate tenant reimbursement and other revenues will increase in 2014 compared with 2013 due to an increase in recoverable snow and ice removal costs during the first quarter of 2014.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
Property operating	$12,898	$10,311	$2,587	25%
Real estate taxes and insurance	$4,269	$4,511	$(242)	(5)%

Property operating expenses increased $2.6 million for the three months ended March 31, 2014 compared with the same period in 2013 due to a $1.6 million increase in snow and ice removal costs and an increase in utility costs related to the colder temperatures. The increase in property operating expenses for the three months ended March 31, 2014 compared with the same period in 2013 includes $0.3 million for Washington, D.C., $1.3 million for Maryland, $0.7 million for Northern Virginia and $0.3 million for Southern Virginia. We anticipate property operating expenses will increase in 2014 compared with 2013 due to an increase in snow and ice removal costs during the first quarter of 2014.

Real estate taxes and insurance expense decreased $0.2 million for the three months ended March 31, 2014 compared with the same period in 2013, primarily due to Storey Park being placed into development, at which point taxes and insurance began to be capitalized. The decrease in real estate taxes and insurance expense for the three months ended March 31, 2014 compared with the same period in 2013 includes a $0.3 million reduction for Washington, D.C. and a $0.1 million reduction for Northern Virginia. Property operating expenses for Maryland increased $0.2 million and remained relatively flat in Southern Virginia for the three months ended March 31, 2014 compared with the same period in 2013. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if real estate taxes and insurance expense will increase during 2014 compared with 2013.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$5,196	$5,267	$(71)	(1)%

General and administrative expenses decreased $0.1 million during the three months ended March 31, 2014 compared with the same period in 2013 due to a decrease in legal fees as we incurred $0.3 million of legal fees associated with an informal SEC inquiry during the first quarter of 2013. We currently anticipate that general and administrative expenses will continue to decrease in 2014 compared with 2013 as we expect an overall decline in legal fees in 2014 compared with 2013 and do not expect to incur any personnel separation costs in 2014. However, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2014.

Acquisition costs are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$68	$—	$68	NM

We did not acquire any properties during the first quarter of 2014 or 2013. However, on April 8, 2014, we acquired 1401 K Street, NW, a twelve-story, 117,000 square foot office building in Washington D.C. for $58.0 million, which caused an increase in acquisition costs for the three months ended March 31, 2014 compared with 2013. We anticipate additional acquisition costs associated with the acquisition of 1401 K Street, NW to be recorded in the second quarter of 2014.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$15,104	$13,987	$1,117	8%

Depreciation and amortization expense includes depreciation of real estate assets and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $1.1 million for the three months ended March 31, 2014 compared with the same period in 2013, primarily due to additional leasing and tenant improvements costs related to the increase in occupancy in our portfolio. Depreciation expense also increased for the three months ended March 31, 2014 compared with the same period in 2013 due to the acquisition of an additional building at Redland Corporate Center in October 2013. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if depreciation expense will increase during 2014 compared with 2013.

Other Expenses, net

Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$5,812	$9,958	$(4,146)	(42)%

We have made significant progress executing our updated strategic and capital plan, which resulted in an improvement in our balance sheet metrics through a reduction in outstanding debt. At March 31, 2014, we had $671.1 million of debt outstanding with a weighted average interest rate of 3.8% compared with $954.9 million of debt outstanding with a weighted average interest rate of 4.2% at March 31, 2013.

Interest expense decreased $4.1 million for the three months ended March 31, 2014 compared with the same period in 2013, primarily due to reducing our outstanding debt by $283.8 million and decreasing the weighted average interest rate on our total outstanding debt by 35 basis points from March 31, 2013. During 2013, we repaid outstanding debt with proceeds from both the sale of our industrial portfolio and the issuance of 7.5 million common shares in May 2013. We amended and restated our unsecured revolving credit facility and unsecured term loan in October 2013, which reduced our LIBOR spreads to current market rates. For the three months ended March 31, 2014, our weighted average borrowings under the unsecured revolving credit facility were $97.1 million with a weighted average interest rate of 1.7% compared with weighted average borrowings of $221.9 million with a weighted average interest rate of 2.9%, respectively, for the three months ended March 31, 2013.

We anticipate that interest expense will continue to decline in 2014 compared with 2013 as a result of reducing both our overall debt balance and the applicable interest rates associated with our unsecured revolving credit facility and our unsecured term loan.

Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$1,759	$1,530	$229	15%

In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., which is secured by a portion of the owners’ interest in the property. On January 10, 2014, we amended and restated the loan to increase the outstanding balance to $34.0 million, and reduced the fixed interest rate from 12.5% to 9.75%. As part of amending the loan, we wrote-off $0.1 million of unamortized financing fees related to the origination of the mezzanine loan, which increased interest and other income for the three months ended March 31, 2014 compared with the same period in 2013. In April 2011, we provided a $30.0 million mezzanine loan to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C., which has a fixed interest rate of 9.0%. In May 2013, the loan began requiring monthly principal payments, which will reduce the outstanding balance of the loan. We recorded interest income related to these loans of $1.5 million during both the three months ended March 31, 2014 and 2013.

In January 2013, we subleased 5,000 square feet of our corporate headquarters, and subleased an additional 2,700 square feet of our corporate headquarters at the end of the first quarter of 2014. For the three months ended March 31, 2014 and 2013, we recognized $64 thousand and $42 thousand, respectively, of income associated with these subleases, which is reflected within “Interest and other income” in our consolidated statements of operations.

We anticipate interest and other income will continue to increase in 2014 compared with 2013 due to a full-year impact of the higher outstanding balance on the 950 F Street, NW mezzanine loan and the subleasing of additional corporate office space in 2014.

Equity in losses (earnings) of affiliates is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$227	$(28)	$255	NM

Equity in losses (earnings) of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest. Our unconsolidated joint ventures incurred an aggregate loss for the three months ended March 31, 2014 compared to aggregate earnings for the three months ended March 31, 2013 due to a tenant vacating at one of the properties owned by an unconsolidated joint venture.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$(1,042)	$5,281	$(6,323)	NM

Discontinued operations reflect the operating results and the gain on sale of our disposed properties and any properties that were classified as held-for-sale at March 31, 2014. During the first quarter of 2014, we sold a portfolio of properties that consisted of Girard Business Center and Gateway Center, which are both located in our Maryland reporting segment, for aggregate net proceeds of $31.6 million. We recorded a gain on the sale of the portfolio of $0.1 million for the three months ended March 31, 2014. We did not record any gains on the sale of real estate property during the three months ended March 31, 2013. We classified our Patrick Center and West Park properties as held-for-sale at March 31, 2014 and both properties were subsequently sold in April 2014 for aggregate net proceeds of $13.8 million. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 7 – Discontinued Operations.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
	$195	$59	$136	NM

Net loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, to parties other than us. During the three months ended March 31, 2014, we incurred a net loss of $1.4 million compared with net income of $2.0 million for the three months ended March 31, 2013. The weighted average percentage of the common Operating Partnership units held by third parties decreased to 4.3% for the three months ended March 31, 2014 compared with 4.8% for the three months ended March 31, 2013.

At March 31, 2014, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. On November 8, 2013, we acquired the remaining interest, which was owned by an unrelated third party for the three months ended March 31, 2013, in a consolidated partnership that owns two buildings at Redland Corporate Center for $4.6 million.

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

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Number of buildings(1)	133	133	—	—
Same property revenues
Rental	$30,916	$30,069	$847	2.8
Tenant reimbursements and other	8,885	7,730	1,155	14.9

Total same property revenues	39,801	37,799	2,002	5.3

Same property operating expenses
Property	11,588	9,786	1,802	18.4
Real estate taxes and insurance	4,100	4,181	(81)	(1.9)

Total same property operating expenses	15,688	13,967	1,721	12.3

Same property net operating income	$24,113	$23,832	$281	1.2

Reconciliation to net (loss) income:
Same property net operating income	$24,113	$23,832
Non-comparable net operating income(2)	134	504
General and administrative expenses	(5,196)	(5,267)
Depreciation and amortization	(15,104)	(13,987)
Other(3)	(4,348)	(8,400)
Discontinued operations	(1,042)	5,281

Net (loss) income	$(1,443)	$1,963

	Weighted Average Occupancy For Three Months Ended March 31,
	2014	2013
Same Properties	85.7%	81.7%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, West Park, Patrick Center and a building at Redland Corporate Center.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.
(3)	Combines acquisition costs and total other expenses, net from our consolidated statements of operations.

Same Property NOI increased $0.3 million for the three months ended March 31, 2014 compared with the same period in 2013. Total same property rental revenues increased $0.8 million for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to an increase in occupancy. Tenant reimbursements and other revenue increased $1.2 million as a result of an increase in recoverable snow and ice removal costs. Same property operating expenses increased $1.8 million for the three months ended March 31, 2014 compared with the same period in 2013 due to an increase in snow and ice removal costs. Real estate taxes and insurance expense decreased $0.1 million for the three months ended March 31, 2014 compared with the same period in 2013 due to lower real estate tax assessments.

Washington, D.C.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Number of buildings(1)	3	3	—	—
Same property revenues
Rental	$4,566	$4,399	$167	3.8
Tenant reimbursements and other	2,049	2,087	(38)	(1.8)

Total same property revenues	6,615	6,486	129	2.0

Same property operating expenses
Property	1,570	1,559	11	0.7
Real estate taxes and insurance	1,024	1,075	(51)	(4.7)

Total same property operating expenses	2,594	2,634	(40)	(1.5)

Same property net operating income:	$4,021	$3,852	$169	4.4

Reconciliation to total property operating income
Same property net operating income	$4,021	$3,852
Non-comparable net operating (loss) income(2)	(122)	522

Total property operating income	$3,899	$4,374

	Weighted Average Occupancy For Three Months Ended March 31,
	2014	2013
Same Properties	93.5%	99.3%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW and Storey Park.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.2 million for the three months ended March 31, 2014 compared with the same period in 2013. Total same property revenues increased $0.1 million for the three months ended March 31, 2014 compared with the same period in 2013 as a result of an increase in non-cash rental revenue. Total same property operating expenses remained relatively flat for the three months ended March 31, 2014 compared with the same period in 2013 due to a slight increase in property operating expenses offset by a slight decrease in real estate taxes and insurance.

Maryland

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Number of buildings(1)	41	41	—	—
Same property revenues
Rental	$8,470	$8,503	$(33)	(0.4)
Tenant reimbursements and other	1,962	1,559	403	25.8

Total same property revenues	10,432	10,062	370	3.7

Same property operating expenses
Property	3,318	2,520	798	31.7
Real estate taxes and insurance	868	756	112	14.8

Total same property operating expenses	4,186	3,276	910	27.8

Same property net operating income	$6,246	$6,786	$(540)	(8.0)

Reconciliation to total property operating income:
Same property net operating income	$6,246	$6,786
Non-comparable net operating income(2)	449	133

Total property operating income	$6,695	$6,919

	Weighted Average Occupancy For Three Months Ended March 31,
	2014	2013
Same Properties	82.8%	81.9%

(1)	Same-property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: West Park, Patrick Center and a building at Redland Corporate Center.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties decreased $0.5 million for the three months ended March 31, 2014 compared with the same period in 2013. Total same property revenues increased $0.4 million for the three months ended March 31, 2014 compared with the same period in 2013 due to an increase in recoverable snow and ice expense. Total same property operating expenses increased $0.9 million for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to an increase in snow and ice removal costs.

Northern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Number of buildings(1)	51	51	—	—
Same property revenues
Rental	$10,444	$10,015	$429	4.3
Tenant reimbursements and other	3,146	2,702	444	16.4

Total same property revenues	13,590	12,717	873	6.9

Same property operating expenses
Property	3,877	3,149	728	23.1
Real estate taxes and insurance	1,524	1,690	(166)	(9.8)

Total same property operating expenses	5,401	4,839	562	11.6

Same property net operating income	$8,189	$7,878	$311	3.9

Reconciliation to total property operating income:
Same property net operating income	$8,189	$7,878
Non-comparable net operating loss(2)	(23)	(93)

Total property operating income	$8,166	$7,785

	Weighted Average Occupancy For Three Months Ended March 31,
	2014	2013
Same Properties	85.9%	77.5%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results do not exclude the operating results of any non-comparable properties during each of the periods presented.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $0.3 million for the three months ended March 31, 2014 compared with the same period in 2013. Total same property revenues increased $0.9 million for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to an increase in both occupancy and recoverable snow and ice removal costs. Total same property operating expenses also increased $0.6 million for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to an increase in snow and ice removal costs, which was partially offset by lower real estate assessments.

Southern Virginia

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Number of buildings(1)	38	38	—	—
Same property revenues
Rental	$7,436	$7,152	$284	4.0
Tenant reimbursements and other	1,728	1,382	346	25.0

Total same property revenues	9,164	8,534	630	7.4

Same property operating expenses
Property	2,823	2,558	265	10.4
Real estate taxes and insurance	684	660	24	3.6

Total same property operating expenses	3,507	3,218	289	9.0

Same property net operating income	$5,657	$5,316	$341	6.4

Reconciliation to total property operating income:
Same property net operating income	$5,657	$5,316
Non-comparable net operating loss(2)	(170)	(58)

Total property operating income	$5,487	$5,258

	Weighted Average Occupancy For Three Months Ended March 31,
	2014	2013
Same Properties	86.1%	84.8%

(1)	Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results do not exclude the operating results of any non-comparable properties during each of the periods presented.
(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties increased $0.3 million for the three months ended March 31, 2014 compared with the same period in 2013. Total same property revenues increased $0.6 million for the three months ended March 31, 2014 compared with 2013 as a result of an increase in occupancy and recoverable snow and ice removal costs. Total same property operating expense increased $0.3 million for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to an increase in snow and ice removal costs.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. In January 2013, we provided an updated strategic and capital plan, which included the marketing of our industrial properties, the execution of steps designed to increase balance sheet flexibility, reduce leverage and a rightsizing of our quarterly dividend. We have executed on several key components of our updated strategic and capital plan, including the industrial portfolio sale, which generated total gross proceeds of $259.0 million; the issuance of 7,475,000 common shares, the net proceeds of which were primarily used to repay outstanding debt; and a 25% reduction in the quarterly dividend beginning in the first quarter of 2013. During the first four months of 2014, we sold eleven buildings in our Maryland reporting segment for net proceeds of $45.4 million and acquired a building in Washington, D.C. for $58.0 million, which was funded with the assumption of a $37.3 million mortgage loan, a $20.0 million draw under our unsecured revolving credit facility and available cash. We expect to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on our unsecured revolving credit facility. Our short-term obligations consist primarily of the lease for our corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.

At March 31, 2014, we had $96.0 million outstanding under our unsecured revolving credit facility. As of the date of this filing, we had $101.0 million outstanding and $120.8 million of availability under our unsecured revolving credit facility. We have $30.0 million of debt maturing in 2014.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 8.4% of our annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

We also believe, based on our historical experience and forecasted operations, that we will have sufficient cash flow or access to capital to meet our obligations over the next five years. We intend to meet our long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under our unsecured revolving credit facility and unsecured term loan, proceeds from disposal of strategically identified assets (outright or through joint ventures) and the issuance of equity and debt securities. In the process of exploring different financing options, we actively monitor the impact that each potential financing decision will have on our financial covenants in order to avoid any issues of non-compliance with the terms of our existing financial covenants.

Our ability to raise funds through sales of debt and equity securities and access other third party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of our shares. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms we deem attractive, or at all.

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of March 31, 2014, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility and construction loan.

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

Below is a summary of certain financial covenants associated with these debt agreements (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loan

Covenants	Quarter Ended March 31, 2014	Covenant
Consolidated Total Leverage Ratio(1)	44.5%	< 60.0%
Tangible Net Worth(1)	$ 900,026	>$601,202
Fixed Charge Coverage Ratio(1)	1.98x	> 1.50x
Maximum Dividend Payout Ratio	69.5%	< 95%
Restricted Investments:
Joint Ventures	5.9%	< 15%
Real Estate Assets Under Development	3.5%	< 15%
Undeveloped Land	1.4%	< 5%
Structured Finance Investments	3.9%	< 5%
Total Restricted Investments	8.8%	< 25%
Restricted Indebtedness:
Maximum Secured Debt	19.8%	< 40%
Unencumbered Pool Leverage(1)	44.8%	< 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.63x	> 1.75x

(1)	These are the only covenants that apply to our construction loan, which are calculated in accordance with the amended and restated unsecured revolving credit facility.

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

Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	Change
Cash provided by operating activities	$11,446	$14,850	$(3,404)
Cash provided by (used in) investing activities	9,275	(16,092)	25,367
Cash (used in) provided by financing activities	(14,619)	9,662	(24,281)

Net cash provided by operating activities decreased $3.4 million for the three months ended March 31, 2014 compared with the same period in 2013, primarily due to a decrease in net operating income as the result of the sale of our industrial portfolio in June 2013 and an increase in accounts receivable. The decrease in cash provided by operating activities was partially offset by a lesser decrease in rents received in advance for the three months ended March 31, 2014 compared with the same period in 2013.

Net cash provided by investing activities was $9.3 million for the three months ended March 31, 2014 compared with net cash used in investing activities of $16.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received aggregate net proceeds of $31.6 million from the sale of Girard Business Center and Gateway Center. We did not sell any properties during the three months ended March 31, 2013. Also, during the three months ended March 31, 2014, cash used for construction activities and additions to rental properties decreased $4.4 million compared with the three months ended March 31, 2013 due to a reduction in amounts spent on development and redevelopment activities and tenant improvements. The cash provided by investing activities for the three months ended March 31, 2014 was partially offset by a $2.0 million deposit made toward the purchase of 1401 K Street, NW, which was acquired on April 8, 2014, and a $9.0 million increase on our loan to the owners of 950 F Street, NW, which was provided by a draw under our unsecured revolving credit facility.

Net cash used in financing activities was $14.6 million for the three months ended March 31, 2014 compared with cash provided by financing activities of $9.7 million for the three months ended March 31, 2013. We issued $27.8 million of debt and repaid $30.3 million of outstanding debt during the three months ended March 31, 2014 compared with the issuance of $62.5 million of debt and the repayment of $41.8 million of outstanding debt during the three months ended March 31, 2013. In May 2013, we issued 7.5 million common shares, which resulted in an increase in dividends paid to common shareholders of $1.1 million for the three months ended March 31, 2014 compared with the same period in 2013.

Contractual Obligations

On December 29, 2010, we entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, we used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. At March 31, 2014, the fair value of our contingent consideration obligation to the former owner of Aviation Business Park was immaterial.

As of March 31, 2014, we had contractual construction in progress obligations, which included amounts accrued at March 31, 2014, of $4.4 million related to development activities at Storey Park and redevelopment activities at 440 First Street, NW, both of which are located in our Washington, D.C. reporting segment. As of March 31, 2014, we had contractual rental property and furniture, fixtures and equipment obligations of $5.3 million outstanding, which included amounts accrued at March 31, 2014. The amount of contractual rental property and furniture, fixtures and equipment obligations at March 31, 2014 included a major renovation at 1211 Connecticut Avenue, NW, which is located in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of March 31, 2014, we remained liable to those local municipalities for $0.1 million in the event that we do not complete the specified work. We intend to complete the improvements in satisfaction of these obligations.

We had no other material contractual obligations as of March 31, 2014.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of March 31, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by several of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of our Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and (iv) such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “—Financial Covenants” above and “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 for additional information regarding the financial covenants.

Dividends

On April 22, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on May 15, 2014 to common shareholders of record as of May 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on May 15, 2014 to preferred shareholders of record as of May 6, 2014.

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

The following table presents a reconciliation of net loss attributable to common shareholders to FFO available to common shareholders and unitholders (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net (loss) income attributable to First Potomac Realty Trust	$(1,248)	$2,022
Less: Dividends on preferred shares	(3,100)	(3,100)

Net loss attributable to common shareholders	(4,348)	(1,078)
Add: Depreciation and amortization:
Real estate assets	15,104	13,987
Discontinued operations	455	2,921
Unconsolidated joint ventures	1,289	1,352
Consolidated joint ventures	—	(51)
Gain on sale of real estate property	(54)	—
Net loss attributable to noncontrolling interests in the Operating Partnership	(195)	(54)

FFO available to common shareholders and unitholders	12,251	17,077
Dividends on preferred shares	3,100	3,100

FFO	$15,351	$20,177

Weighted average common shares and Operating Partnership units outstanding – diluted	60,794	53,106

Off-Balance Sheet Arrangements

We are secondarily liable for $7.0 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties we own through unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. See footnote 6, Investment in Affiliates, in the notes to our condensed consolidated financial statements for more information.

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

We had $671.1 million of debt outstanding at March 31, 2014, of which $229.6 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $141.5 million, was unhedged variable rate debt that consisted of $96.0 million under the unsecured revolving credit facility, a $22.0 million mortgage loan and the $23.5 million outstanding balance under a construction loan. The mortgage loan has a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor and the construction loan has a contractual interest rate of LIBOR plus 2.50%. At March 31, 2014, LIBOR was 0.15%. A change in interest rates of 1% would result in an increase or decrease of $1.2 million in interest expense on our unhedged variable rate debt on an annualized basis.

The table below summarizes our interest rate swap agreements as of March 31, 2014 (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2011	July 2016	35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%

Total/Weighted Average		$300,000		1.505%

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. See footnote 10, Fair Value Measurements, in the notes to our condensed consolidated financial statements for more information on the fair value of our debt.

ITEM 4: CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our Company’s management, as of March 31, 2014, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of March 31, 2014, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the three months ended March 31, 2014. During the three months ended March 31, 2014, no common Operating Partnership units were redeemed for either an equivalent number of our common shares or available cash.

During the three months ended March 31, 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE, which we acquired in 2011. The issuance of the 3,125 common Operating Partnership units satisfied our remaining contingent consideration obligation to the seller of 840 First Street, NE. These common Operating Partnership units were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act (“Regulation D”). Each of the limited partners represented to the Operating Partnership that it was an “accredited investor” as defined in Regulation D and that it was acquiring the common Operating Partnership units for investment purposes. The Operating Partnership issued the units only to the former owners of the property and did not engage in a general solicitation in connection with the issuance.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2014, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of these repurchases during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2014 through January 31, 2014	—	$—	N/A	N/A
February 1, 2014 through February 28, 2014	29,886	12.83	N/A	N/A
March 1, 2014 through March 31, 2014	—	—	N/A	N/A

Total	29,886	12.83	N/A	N/A

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101*	XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Consolidated balance sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated statements of operations (unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated statements of comprehensive loss (unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2014 and 2013; and (v) Notes to condensed consolidated financial statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: April 30, 2014	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: April 30, 2014	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer