Form 10-Q
period 2014-06-30
FIRST POTOMAC REALTY TRUST
filed 2014-07-25
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 24, 2014, there were 58,809,350 common shares, par value $0.001 per share, outstanding.

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

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Rental property, net	$1,258,646	$1,203,299
Assets held-for-sale	13,093	45,861
Cash and cash equivalents	13,398	8,740
Escrows and reserves	4,753	7,673
Accounts and other receivables, net of allowance for doubtful accounts of $1,104 and $1,181, respectively	10,050	12,384
Accrued straight-line rents, net of allowance for doubtful accounts of $199 and $92, respectively	29,820	30,332
Notes receivable, net	63,751	54,696
Investment in affiliates	49,278	49,150
Deferred costs, net	42,750	43,198
Prepaid expenses and other assets	6,466	8,279
Intangible assets, net	46,261	38,848
Total assets	$1,538,266	$1,502,460
Liabilities:
Mortgage loans	$302,909	$274,648
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	116,000	99,000
Accounts payable and other liabilities	37,604	41,296
Accrued interest	1,701	1,663
Rents received in advance	5,734	6,118
Tenant security deposits	6,125	5,666
Deferred market rent, net	2,532	1,557
Total liabilities	772,605	729,948

Noncontrolling interests in the Operating Partnership	35,214	33,221
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,808 and 58,704 shares issued and outstanding, respectively	59	59
Additional paid-in capital	910,680	911,533
Noncontrolling interests in the consolidated partnership	942	781
Accumulated other comprehensive loss	(4,603)	(3,836)
Dividends in excess of accumulated earnings	(336,631)	(329,246)
Total equity	730,447	739,291
Total liabilities, noncontrolling interests and equity	$1,538,266	$1,502,460
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental	$33,130	$31,087	$65,070	$61,780
Tenant reimbursements and other	8,060	7,745	17,534	16,211
Total revenues	41,190	38,832	82,604	77,991
Operating expenses:
Property operating	10,869	9,432	23,767	19,743
Real estate taxes and insurance	4,372	3,975	8,641	8,487
General and administrative	5,218	4,985	10,414	10,252
Acquisition costs	1,111	—	1,179	—
Depreciation and amortization	15,610	14,208	30,714	28,195
Impairment of rental property	3,956	—	3,956	—
Contingent consideration related to property acquisition	—	75	—	75
Total operating expenses	41,136	32,675	78,671	66,752
Operating income	54	6,157	3,933	11,239
Other (income) expenses
Interest expense	6,102	9,353	11,914	19,310
Interest and other income	(1,670)	(1,574)	(3,429)	(3,103)
Equity in (earnings) losses of affiliates	(199)	(7)	28	(35)
Gain on sale of rental property	(21,230)	—	(21,230)	—
Loss on debt extinguishment	—	201	—	201
Total other (income) expenses	(16,997)	7,973	(12,717)	16,373
Income (loss) from continuing operations	17,051	(1,816)	16,650	(5,134)
Discontinued operations:
(Loss) income from operations	(1)	1,759	(1,096)	7,040
Loss on debt extinguishment	—	(4,414)	—	(4,414)
Gain on sale of rental property	1,284	18,947	1,338	18,947
Income from discontinued operations	1,283	16,292	242	21,573
Net income	18,334	14,476	16,892	16,439
Less: Net income attributable to noncontrolling interests	(652)	(466)	(458)	(406)
Net income attributable to First Potomac Realty Trust	17,682	14,010	16,434	16,033
Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(6,200)
Net income attributable to common shareholders	$14,582	$10,910	$10,234	$9,833
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.23	$(0.09)	$0.17	$(0.21)
Income from discontinued operations	0.02	0.29	—	0.40
Net income	$0.25	$0.20	$0.17	$0.19
Weighted average common shares outstanding:
Basic	58,146	53,586	58,122	52,004
Diluted	58,220	53,586	58,190	52,004
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$18,334	$14,476	$16,892	$16,439
Unrealized gain on derivative instruments	99	5,965	416	7,058
Unrealized loss on derivative instruments	(1,079)	—	(1,217)	—
Total comprehensive income	17,354	20,441	16,091	23,497
Net income attributable to noncontrolling interests	(652)	(466)	(458)	(406)
Net loss (gain) from derivative instruments attributable to noncontrolling interests	42	(274)	34	(327)
Comprehensive income attributable to First Potomac Realty Trust	$16,744	$19,701	$15,667	$22,764
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,892	$16,439
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	(1,338)	(18,947)
Loss on debt extinguishment	—	4,414
Depreciation and amortization	496	4,708
Depreciation and amortization	31,250	28,577
Share based compensation	1,689	1,663
Bad debt expense	481	388
Amortization of deferred market rent, net	(55)	(21)
Amortization of financing costs and discounts	674	1,470
Equity in losses (earnings) of affiliates	28	(35)
Distributions from investments in affiliates	435	1,277
Contingent consideration related to acquisition of property	—	75
Gain on sale of rental property	(21,230)	—
Loss on debt extinguishment	—	201
Impairment of rental property	3,956	1,446
Changes in assets and liabilities:
Escrows and reserves	2,925	2,894
Accounts and other receivables	1,904	1,172
Accrued straight-line rents	(2,918)	(4,319)
Prepaid expenses and other assets	1,802	2,999
Tenant security deposits	240	367
Accounts payable and accrued expenses	(431)	(587)
Accrued interest	38	(747)
Rents received in advance	(436)	(3,699)
Deferred costs	(5,546)	(6,034)
Total adjustments	13,964	17,262
Net cash provided by operating activities	30,856	33,701
Cash flows from investing activities:
Investment in note receivable	(9,000)	—
Proceeds from sale of rental property	85,284	207,203
Principal payments from note receivable	90	25
Change in escrow and reserve accounts	—	(28,175)
Additions to rental property and furniture, fixtures and equipment	(16,639)	(23,670)
Additions to development and redevelopment	(7,003)	(11,450)
Acquisition of rental property and associated intangible assets	(61,731)	—
Investment in affiliates	(590)	(297)
Net cash (used in) provided by investing activities	(9,589)	143,636
Cash flows from financing activities:
Financing costs	(405)	(1,795)
Issuance of common shares, net	—	105,085
Issuance of debt	104,794	99,157
Repayments of debt	(96,697)	(302,237)
Dividends to common shareholders	(17,586)	(15,329)
Dividends to preferred shareholders	(6,200)	(6,200)
Contributions from consolidated joint venture partners	161	—
Distributions to noncontrolling interests	(789)	(780)
Operating partnership unit redemption	—	(84)
Stock option exercises	113	121
Net cash used in financing activities	(16,609)	(122,062)
Net increase in cash and cash equivalents	4,658	55,275
Cash and cash equivalents, beginning of period	8,740	9,374
Cash and cash equivalents, end of period	$13,398	$64,649
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the six months ended June 30 is as follows (dollars in thousands):

	2014	2013
Cash paid for interest, net	$10,946	$19,452
Non-cash investing and financing activities:
Debt assumed in connection with the acquisition of rental property	37,269	—
Value of common shares retired to settle employee income tax obligations	383	537
Change in fair value of the outstanding common Operating Partnership units	2,318	498
Issuance of common Operating Partnership units in connection with the acquisition of rental property	40	—
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(1,571)	(5,135)
Additions to development and redevelopment	(426)	(3,885)
Cash paid for interest on indebtedness is net of capitalized interest of $1.8 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014, we acquired two properties at an aggregate purchase price of $99.0 million, including the assumption of a $37.3 million mortgage loan.
Certain of our employees surrendered common shares owned by them valued at $0.4 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.
Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At June 30, 2014 and 2013, we recorded adjustments of $5.6 million and $4.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.
During the six months ended June 30, 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property. No common Operating Partnership units were required to be issued to satisfy our contingent consideration obligation during the six months ended June 30, 2013.
During the six months ended June 30, 2014 and 2013, we accrued $6.6 million and $7.3 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the six months ended June 30, 2014 and 2013, we accrued $1.0 million and $0.7 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

FIRST POTOMAC REALTY TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of June 30, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.
At June 30, 2014, we wholly-owned or had a controlling interest in properties totaling 8.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.5 million square feet of additional development. Our consolidated properties were 86.0% occupied by 558 tenants at June 30, 2014. We did not include square footage that was in development or redevelopment, which totaled 0.1 million square feet at June 30, 2014, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of June 30, 2014, our largest tenant was the U.S. Government, which along with government contractors, accounted for 27% of our total annualized cash basis rent. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
Our unaudited condensed consolidated financial statements include the accounts of our Company and the accounts of the Operating Partnership and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes First Potomac Management LLC, a wholly-owned subsidiary that manages the majority of our properties. All intercompany balances and transactions have been eliminated in consolidation.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of June 30, 2014 and the results of our operations and our comprehensive income for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

(c) Application of New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held-for-sale) that has not been reported in financial statements previously issued or available for issuance. ASU 2014-08 must be applied prospectively. We adopted ASU 2014-08 in the second quarter of 2014. The adoption of ASU 2014-08 did not have a material impact on our condensed consolidated financial statements, though it did and will continue to impact the extent and frequency of presenting discontinued operations within our consolidated statements of operations and note disclosures. The operations of all properties that were sold prior to the adoption of ASU 2014-08 and two other properties, West Park and Patrick Center, which were classified as held-for-sale in previously published financial statements prior to our adoption of ASU 2014-08 and were subsequently sold, are reflected within discontinued operations in our consolidated statements of operations for all periods presented. For more information, see note 8, Dispositions. All property operations that have been classified as discontinued operations will remain classified within discontinued operations in any future presentation of our consolidated statements of operations.
In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

(d) Rental Property
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
We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale. In the second quarter of 2014, we prospectively adopted ASU 2014-08, which impacts the presentation of operations and gains or losses from disposed properties and properties classified as held-for-sale. For more information, see note 2(c), Summary of Significant Accounting Policies - Application of New Accounting Standards.
If the building does not qualify as a discontinued operation under ASU 2014-08, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in continuing operations for all periods presented in our consolidated statements of operations. We will classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheet for the period the held-for-sale criteria was met.
If the building does qualify as a discontinued operation under ASU 2014-08, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and related liabilities related to the building as held-for-sale in our consolidated balance sheets for the periods presented. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition.
We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when assumed or incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.
We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three and six months ended June 30, 2014 and 2013. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

(e) Notes Receivable

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
We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the three and six months ended June 30, 2014 and 2013.

(f) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see note 8, Dispositions. In the second quarter of 2014, we prospectively adopted the requirements under ASU 2014-08, which impacts the presentation of operations and gains or losses from disposed properties. For more information, see note 2(c), Summary of Significant Accounting Policies - Application of New Accounting Standards.

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
The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share:
Income (loss) from continuing operations	$17,051	$(1,816)	$16,650	$(5,134)
Income from discontinued operations	1,283	16,292	242	21,573
Net income	18,334	14,476	16,892	16,439
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(593)	223	(448)	538
Less: Net income from discontinued operations attributable to noncontrolling interests	(59)	(689)	(10)	(944)
Net income attributable to First Potomac Realty Trust	17,682	14,010	16,434	16,033
Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(6,200)
Net income attributable to common shareholders	14,582	10,910	10,234	9,833
Less: Allocation to participating securities	(77)	(106)	(155)	(206)
Net income attributable to common shareholders	$14,505	$10,804	$10,079	$9,627
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding:
Basic	58,146	53,586	58,122	52,004
Diluted	58,220	53,586	58,190	52,004
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.23	$(0.09)	$0.17	$(0.21)
Income from discontinued operations	0.02	0.29	—	0.40
Net income	$0.25	$0.20	$0.17	$0.19

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock option awards	1,145	1,473	1,170	1,484
Non-vested share awards	400	510	419	533
Series A Preferred Shares(1)	12,296	11,015	12,480	11,319
	13,841	12,998	14,069	13,336

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

	June 30, 2014	December 31, 2013
Land and land improvements	$321,774	$294,753
Buildings and improvements	896,142	868,027
Construction in process	103,293	93,269
Tenant improvements	151,517	146,176
Furniture, fixtures and equipment	5,127	5,047
	1,477,853	1,407,272
Less: accumulated depreciation	(219,207)	(203,973)
	$1,258,646	$1,203,299
Development and Redevelopment Activity
We construct office buildings and business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.5 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.6 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.
On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At June 30, 2014, the total investment in the development project was $53.5 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.
On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At June 30, 2014, we had placed in-service 25,000 square feet of the redeveloped space at the property. At June 30, 2014, our total investment in the redevelopment project was $55.0 million, which included the original cost basis of the property of $23.6 million.
We will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At June 30, 2014, we had 114,000 square feet of redevelopment at 440 First Street, NW that had yet to be placed-in service. At June 30, 2014, we had no completed development that had yet to be placed in service.

(5) Acquisitions
On April 8, 2014, we acquired 1401 K Street, NW, a 117,000 square foot, twelve-story, office building in downtown Washington, D.C. for $58.0 million. The acquisition was funded with the assumption of a $37.3 million mortgage loan, a $20.0 million draw under our unsecured revolving credit facility and available cash.

On June 25, 2014, we acquired 1775 Wiehle Avenue, a 130,000 square foot, five-story, office building in Reston, Virginia for $41.0 million. The acquisition was funded with the net proceeds from the sale of Corporate Campus at Ashburn Center, which totaled $39.9 million and available cash.

For both the three and six months ended June 30, 2014, we included $1.3 million of revenues and $0.7 million of net loss in our consolidated statements of operations related to the acquisition of the two properties. We incurred $1.1 million and $1.2 million of acquisition-related due diligence and closing costs during the three and six months ended June 30, 2014, respectively, and we did not record any acquisition costs during either the three or six months ended June 30, 2013, as we did not acquire any properties during those periods.

The fair values of the assets acquired and liabilities assumed in the second quarter of 2014 are as follows (dollars in thousands):

June 30, 2014
Land	$33,048
Acquired tenant improvements	7,503
Building and improvements	46,341
In-place leases	8,573
Acquired leasing commissions	3,012
Legal leasing fees	281
Above-market leases acquired	1,523
Total assets acquired	100,281
Below-market leases assumed	(1,281)
Debt assumed	(37,269)
Net assets acquired	$61,731
The fair values of the assets acquired and liabilities assumed in 2014 are preliminary as we continue to finalize their acquisition date fair value determination.

At June 30, 2014, our consolidated intangible assets acquired in 2014 were comprised of the following categories: acquired tenant improvements; in-place leases; acquired leasing commissions; legal expenses; and above-market leases, which had an aggregate weighted average amortization period of 3.2 years.

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information set forth below presents results for the six months ended June 30 as if the acquisitions of 1401 K Street, NW and 1775 Wiehle Avenue had occurred on January 1, 2013. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands, except per share amounts):

	2014	2013
Pro forma total revenues	$86,293	$83,021
Pro forma net income	$18,649	$14,832
Pro forma net income per share:
Basic	$0.21	$0.16
Diluted	$0.20	$0.16

(6) Notes Receivable
Below is a summary of our notes receivable (dollars in thousands):

Balance at June 30, 2014
Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
$34,000	$—	$34,000	9.75%	950 F Street, NW
29,806	(55)	29,751	9.0%	America’s Square
$63,806	$(55)	$63,751

Balance at December 31, 2013
Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
$25,000	$(130)	$24,870	12.5%	950 F Street, NW
29,896	(70)	29,826	9.0%	America’s Square
$54,896	$(200)	$54,696

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
We recorded interest income of $1.5 million and $3.0 million related to our note receivable for the three and six months ended June 30, 2014, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively, which is included within “Interest and other income” in our consolidated statements of operations.
We recorded income from the amortization of origination fees of $7 thousand and $18 thousand for the three and six months ended June 30, 2014, respectively, and $17 thousand and $35 thousand for the three and six months ended June 30, 2013, respectively. During the first quarter of 2014, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. The amortization and write-off of unamortized fees are recorded within “Interest and other income” in our consolidated statements of operations.
(7) Investment in Affiliates
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

	Reporting Segment	Ownership Interest	June 30, 2014	December 31, 2013
Prosperity Metro Plaza	Northern Virginia	51%	$24,666	$24,735
1750 H Street, NW	Washington, D.C.	50%	17,307	16,780
Aviation Business Park	Maryland	50%	4,947	5,008
RiversPark I and II(1)	Maryland	25%	2,358	2,627
			$49,278	$49,150

(1) RiversPark I and RiversPark II are owned through two separate joint ventures.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Assets:
Rental property, net	$193,011	$194,240
Cash and cash equivalents	4,336	3,680
Other assets	16,058	15,585
Total assets	213,405	213,505
Liabilities:
Mortgage loans(1)(2)	104,814	106,384
Other liabilities	6,641	5,046
Total liabilities	111,455	111,430
Net assets	$101,950	$102,075

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
On July 10, 2014, our 50% owned unconsolidated joint venture repaid a $27.9 million mortgage loan that encumbered 1750 H Street, NW, a 113,000 square-foot, ten-story, office building located in Washington, D.C. Simultaneously with the repayment, the joint venture entered into a new $32.0 million mortgage loan that has a fixed interest rate of 3.92%, a maturity date of August 1, 2024 and is repayable in full without penalty on or after August 1, 2021. The new loan requires monthly interest-only payments with a constant interest rate over the life of the loan.
Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in (earnings) losses of affiliates.”
The following table summarizes the results of operations of our unconsolidated joint ventures, which due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$5,780	$5,959	$11,531	$12,011
Total operating expenses	(1,694)	(1,905)	(3,920)	(3,770)
Net operating income	4,086	4,054	7,611	8,241
Depreciation and amortization	(2,264)	(2,854)	(5,067)	(5,793)
Other expenses, net	(1,077)	(1,090)	(2,087)	(2,164)
Net income	$745	$110	$457	$284
We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.2 million and $0.3 million for both the three and six months ended June 30, 2014 and 2013, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

(8) Dispositions

During the second quarter of 2014, we prospectively adopted ASU 2014-08, which states that a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. For more information, see note 2(c), Summary of Significant Accounting Policies - Application of New Accounting Standards.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building, 194,000 square foot single-story business park, which is located in our Northern Virginia reporting segment, for net proceeds of $39.9 million. We recorded a gain on the sale of the property of $21.2 million in the second quarter of 2014 and used the net proceeds from the sale to acquire 1775 Wiehle Avenue.

On June 23, 2014, we entered into a non-binding contract to sell Owings Mills Business Park, a four-building, 180,500 square foot business park, which is located in our Maryland reporting segment. Based on the anticipated sales price, less costs to sell, we recorded an impairment charge of $4.0 million in the second quarter of 2014. The sale is expected to be completed in the third or fourth quarter of 2014. However, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all. At June 30, 2014, the four buildings at Owings Mills Business Park met our held-for-sale criteria and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, which totaled $0.2 million, were classified within “Accounts payable and other liabilities” in our consolidated balance sheet. The majority of the assets classified within “Assets held-for sale” as of June 30, 2014, consisted of $2.7 million in land,  $11.8 million in building, $1.5 million in tenant improvements and accumulated depreciation of $3.5 million.  The remaining $0.6 million classified within “Assets held-for sale” consisted of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, and prepaid expenses and other assets.

In accordance with ASU 2014-08, Corporate Campus at Ashburn Center and Owings Mills Business Park did not meet the criteria to be classified as discontinued operations. As a result, the operating results and gain on sale of Corporate Campus at Ashburn Center and the operating results and impairment of Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for each of the periods presented. The following table summarizes the aggregate results of operations for two properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,329	$1,322	$2,794	$2,642
Property operating expenses	(400)	(365)	(948)	(773)
Depreciation and amortization	(402)	(350)	(768)	(701)
Impairment of rental property	(3,956)	—	(3,956)	—
(Loss) income from operations of disposed property	(3,429)	607	(2,878)	1,168
Gain on sale of rental property	21,230	—	21,230	—
Net income from continuing operations	$17,801	$607	$18,352	$1,168

(b) Discontinued Operations

All properties classified within discontinued operations were sold prior to our adoption of ASU 2014-08 or classified as held-for-sale in previously published financial statements prior to our adoption of ASU 2014-08.
In April 2014, we sold West Park, a 29,000 square foot, four-story office building, and Patrick Center, a 66,000 square foot, seven-story office building, which are both located in Frederick, Maryland, for aggregate net proceeds of $13.8 million. Proceeds from the sale of West Park and Patrick Center were used to pay down outstanding debt. We reported a gain on the sale of Patrick Center of $1.4 million in our second quarter results. The operating results of the properties and the gain on the sale of Patrick Center are reflected as discontinued operations in our consolidated statements of operations for the periods presented.

The following table is a summary of completed property dispositions whose operating results are reflected as discontinued operations in our consolidated statements of operations for the periods presented:

	Reporting Segment	Disposition Date	Property Type	Square Feet
Patrick Center	Maryland	4/16/2014	Office	66,269
West Park	Maryland	4/2/2014	Office	28,333
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973
Worman’s Mill Court	Maryland	11/19/2013	Office	40,099
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875
Industrial Portfolio(1)	Various	May/June 2013	Industrial	4,280,985
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055

(1)
During the second quarter of 2013, we sold 24 industrial properties, which consisted of two separate transactions. On May 7, 2013, we sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia. On June 18, 2013, we completed the sale of the remaining 23 industrial properties.

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. We did not dispose of or enter into any binding agreements to sell any other properties during the six months ended June 30, 2014 and 2013.

The following table summarizes the results of operations of properties included in discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$65	$7,875	$867	$20,174
Net (loss) income, before taxes(1)	(1)	(2,655)	(1,096)	2,626
Gain on sale of rental property	1,284	18,947	1,338	18,947

(1)	During the first quarter of 2014, we accelerated $1.0 million of unamortized straight-line rent and deferred abatement costs related to the sale of Girard Business Center and Gateway Center.

(9) Debt
Our borrowings consisted of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans, effective interest rates ranging from 4.40% to 6.63%, maturing at various dates through June 2023(1)	$302,909	$274,648
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.90%, with staggered maturity dates ranging from October 2018 to October 2020(1)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.50%, maturing October 2017(1)	116,000	99,000
	$718,909	$673,648

(1)	At June 30, 2014, LIBOR was 0.16%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(a) Mortgage Loans
The following table provides a summary of our mortgage debt at June 30, 2014 and December 31, 2013 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	June 30, 2014	December 31, 2013
Annapolis Business Center(1)	5.74%	6.25%		June 2014	$—	$8,076
Storey Park(2)(3)	LIBOR + 2.75%	5.80%		October 2014	22,000	22,000
Jackson National Life Loan(4)	5.19%	5.19%		August 2015	65,537	66,116
Hanover Business Center Building D	8.88%	6.63%		August 2015	179	252
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		August 2015	495	681
440 First Street, NW Construction Loan(2)	LIBOR + 2.50%	4.78%		May 2016	23,493	21,699
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	536	638
Hillside I and II	5.75%	4.62%		December 2016	13,150	13,349
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	66,434	67,038
Hanover Business Center Building C	7.88%	6.63%		December 2017	581	653
840 First Street, NE	5.72%	6.01%		July 2020	36,848	37,151
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,772	3,851
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	1,775	1,873
Airpark Business Center	7.45%	6.63%		June 2021	968	1,022
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	29,973	30,249
1401 K Street, NW	4.80%	4.93%		June 2023	37,168	—
		5.06%	(5)		302,909	274,648
Unamortized fair value adjustments					(558)	(663)
Total contractual principal balance					$302,351	$273,985

(1)	The loan was prepaid, without penalty, on May 1, 2014 with borrowings under our unsecured revolving credit facility.

(2)	At June 30, 2014, LIBOR was 0.16%.

(3)	The loan incurs interest at a variable rate of LIBOR plus a spread of 2.75% (with a floor of 5.0%) and matures in October 2014, with a one-year extension at our option.

(4)
At June 30, 2014, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The terms of the loan allow us to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt-service yield.

(5)	Weighted average interest rate on total mortgage debt.

On April 8, 2014, we acquired 1401 K Street, NW, a 117,000 square foot, twelve-story, office building in downtown Washington, D.C., for $58.0 million. The acquisition was funded with the assumption of a $37.3 million mortgage loan, a $20.0 million draw under our unsecured revolving credit facility and available cash. The mortgage loan has a fixed contractual interest rate of4.80% and matures in June 2023.
Construction Loan
On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $1.8 million in January 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At June 30, 2014, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of June 30, 2014, we were in compliance with all the financial covenants of the Construction Loan.

(b) Unsecured Term Loan
The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at June 30, 2014 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 145 basis points
Tranche B	October 2019	100,000	LIBOR, plus 160 basis points
Tranche C	October 2020	100,000	LIBOR, plus 190 basis points
		$300,000

(1)	The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 9(e) Debt – Financial Covenants.
The term loan agreement contains various restrictive covenants substantially identical to those contained in our unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of June 30, 2014, we were in compliance with all the financial covenants of the unsecured term loan.
(c) Unsecured Revolving Credit Facility
During the second quarter of 2014, we borrowed $38.0 million under the unsecured revolving credit facility, of which $20.0 million was used to partially fund the acquisition of 1401 K Street, NW, $8.0 million was used to prepay (without penalty) a mortgage loan that encumbered Annapolis Business Center and $10.0 million was used for general corporate purposes. In addition, in the second quarter of 2014, we borrowed $39.0 million under our unsecured revolving credit facility, to partially fund the acquisition of 1775 Wiehle Avenue, which was repaid the following day with proceeds from the sale of Corporate Campus at Ashburn Center. During the second quarter of 2014, we repaid an additional $18.0 million of the outstanding balance under the unsecured revolving credit facility with proceeds from the sale of Patrick Center and available cash. For the three and six months ended June 30, 2014, our weighted average borrowings under the unsecured revolving credit facility were$112.7 million and $104.9 million, respectively, with a weighted average interest rate of 1.7% for both periods compared with weighted average borrowings of $194.2 million and $208.0 million for the three and six months ended June 30, 2013, respectively, with a weighted average interest rate of 2.8% for both the three and six months ended June 30, 2013. Our maximum outstanding borrowings were $158.0 million for both the three and six months ended June 30, 2014 compared with $245.0 million for both the three and six months ended June 30, 2013. At June 30, 2014, outstanding borrowings under the unsecured revolving credit facility were $116.0 million with a weighted average interest rate of 1.7%. At June 30, 2014, LIBOR was 0.16% and the applicable spread on our unsecured revolving credit facility was 150 basis points. The available capacity under the unsecured revolving credit facility was $146.5 million as of the date of this filing. We are required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of June 30, 2014, we were in compliance with all the financial covenants of the unsecured revolving credit facility.
(d) Interest Rate Swap Agreements
At June 30, 2014, we fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 10, Derivative Instruments, for more information about our interest rate swap agreements.
(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2014, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the Construction Loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at June 30, 2014, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged.

(10) Derivative Instruments

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

At June 30, 2014, we fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt through eleven interest rate swap agreements that are summarized below (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2011	July 2016	$35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%
	Total/Weighted Average	$300,000		1.505%

Our interest rate swap agreements are designated as cash flow hedges and we record any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities”

on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the three and six months ended June 30, 2014 and 2013.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive loss as an increase to interest expense of $1.0 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we estimated that $3.8 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(11) Fair Value Measurements
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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Balance at June 30, 2014	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$12,500	$—	$12,500	$—
Recurring Measurements:
Derivative instrument-swap assets	114	—	114	—
Derivative instrument-swap liabilities	4,944	—	4,944	—
	Balance at December 31, 2013	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$2,909	$—	$2,909	$—
Recurring Measurements:
Derivative instrument-swap assets	551	—	551	—
Derivative instrument-swap liabilities	4,576	—	4,576	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the six months ended June 30, 2014 and 2013.
Impairment of Real Estate Assets
We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.
During the second quarter of 2014, we signed a non-binding contract to sell Owings Mills Business Park, a four building business park, located in our Maryland reporting segment. Based on the anticipated sales price, less costs to sell, we recorded an impairment charge of $4.0 million in the second quarter of 2014 and anticipate the property will be sold in the third or fourth quarter of 2014. However, we can provide no assurances regarding the timing or pricing of the sale of the buildings, or that such sale will occur at all.
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
The carrying value and estimated fair value of our financial assets and liabilities are as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$63,751	$63,806	$54,696	$56,812
Financial Liabilities:
Mortgage debt	$302,909	$290,050	$274,648	$262,873
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	116,000	116,000	99,000	99,000
Total	$718,909	$706,050	$673,648	$661,873

(1)
The principal amount of our notes receivable was $63.8 million and $54.9 million at June 30, 2014 and December 31, 2013, respectively. On January 10, 2014, we amended the 950 F Street, NW mezzanine loan and increased the outstanding balance to $34.0 million.

(12) Equity
On July 22, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on August 15, 2014 to common shareholders of record as of August 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on August 15, 2014 to preferred shareholders of record as of August 6, 2014.
On April 22, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on May 15, 2014 to common shareholders of record as of May 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend was paid on May 15, 2014 to preferred shareholders of record as of May 6, 2014. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.
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
As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2013	$738,510	$781	$739,291	$33,221
Net income	16,434	—	16,434	458
Changes in ownership, net	(886)	161	(725)	2,358
Distributions to owners	(23,786)	—	(23,786)	(789)
Other comprehensive loss	(767)	—	(767)	(34)
Balance at June 30, 2014	$729,505	$942	$730,447	$35,214

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2012	$658,765	$3,728	$662,493	$34,367
Net income (loss)	16,033	(13)	16,020	419
Changes in ownership, net	105,613	—	105,613	452
Distributions to owners	(21,529)	—	(21,529)	(779)
Other comprehensive income	6,731	—	6,731	327
Balance at June 30, 2013	$765,613	$3,715	$769,328	$34,786

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2014	2013
Beginning balance at January1,	$(3,836)	$(10,917)
Net unrealized (loss) gain on derivative instruments	(801)	7,058
Net loss (gain) attributable to noncontrolling interests	34	(327)
Ending balance at June 30,	$(4,603)	$(4,186)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at June 30, 2014, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be approximately $34.5 million. At June 30, 2014 and December 31, 2013, we recorded adjustments of $5.6 million and $3.3 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At December 31, 2013, 2,627,452 of the total common Operating Partnership units, or 4.3%, were not owned by us. During the first quarter of 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property. As a result, 2,630,577 of the total common Operating Partnership units, or 4.3%, were not owned by us at June 30, 2014. There were no common Operating Partnership units redeemed for common shares or cash during the six months ended June 30, 2014.
(b) Noncontrolling Interests in the Consolidated Partnership

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net income attributable to noncontrolling interests” in our consolidated statements of operations.
On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound, which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At June 30, 2014, the total investment in the development project was $53.5 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

(14) Share-Based Payments

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
Non-Vested Share Awards
We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In May 2014, we granted a total of 29,792 non-vested common shares to our non-employee trustees, all of which will vest on the earlier of the first anniversary of the award date or the date of our 2015 annual meetings of shareholders, subject to continued service by the trustee until that date. In June 2014, we granted 15,128 non-vested common shares to our new Chief Operating Officer in connection with his appointment, which will vest ratably on each of the first three anniversaries of the date of grant.
We recognized $0.7 million and $1.4 million of compensation expense associated with our non-vested common share awards during the three and six months ended June 30, 2014 and 2013, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income attributable to common shareholders in our computation of EPS.
A summary of our non-vested common share awards at June 30, 2014 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2014	625,192	$13.26
Granted	44,920	13.02
Vested	(25,872)	14.52
Non-vested at June 30, 2014	644,240	13.19

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. As of June 30, 2014, we had $5.2 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 2.4 years.

(15) Segment Information
Our reportable segments consist of four distinct reporting and operational segments within the greater Washington, D.C. region in which we operate: Washington, D.C., Maryland, Northern Virginia and Southern Virginia. We evaluate the performance of our segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains or losses from sale of rental property, interest expense, general and administrative costs, acquisition costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items other than straight-line and deferred market rent amortization reported in their operating results. There are no inter-segment sales or transfers recorded between segments.

The results of operations of our four reporting segments for the three and six months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	Three Months Ended June 30, 2014
	Washington, D.C.(1)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	5	42	49	38	134
Square feet	649,107	2,178,379	3,021,597	2,851,568	8,700,651
Total revenues	$7,827	$11,227	$13,146	$8,990	$41,190
Property operating expense	(2,407)	(2,427)	(3,107)	(2,928)	(10,869)
Real estate taxes and insurance	(1,247)	(975)	(1,465)	(685)	(4,372)
Total property operating income	$4,173	$7,825	$8,574	$5,377	$25,949
Depreciation and amortization expense					(15,610)
General and administrative					(5,218)
Acquisition costs					(1,111)
Impairment of rental property					(3,956)
Other income (expenses)					16,997
Income from discontinued operations					1,283
Net income					$18,334
Capital expenditures(2)	$4,901	$2,701	$1,537	$2,749	$12,249

	Three Months Ended June 30, 2013
	Washington, D.C.(3)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	4	57	52	38	151
Square feet	531,714	2,617,677	3,125,229	2,858,124	9,132,744
Total revenues	$7,347	$10,208	$12,641	$8,636	$38,832
Property operating expense	(1,543)	(2,414)	(2,891)	(2,584)	(9,432)
Real estate taxes and insurance	(1,247)	(827)	(1,240)	(661)	(3,975)
Total property operating income	$4,557	$6,967	$8,510	$5,391	$25,425
Depreciation and amortization expense					(14,208)
General and administrative					(4,985)
Contingent consideration related to acquisition of property					(75)
Other income (expenses)					(7,973)
Income from discontinued operations					16,292
Net income					$14,476
Capital expenditures(2)	$5,112	$6,816	$4,685	$2,571	$19,350

	Six Months Ended June 30, 2014
	Washington, D.C.(1)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$14,767	$22,872	$26,813	$18,152	$82,604
Property operating expense	(4,393)	(6,373)	(7,083)	(5,918)	(23,767)
Real estate taxes and insurance	(2,301)	(1,978)	(2,989)	(1,373)	(8,641)
Total property operating income	$8,073	$14,521	$16,741	$10,861	$50,196
Depreciation and amortization expense					(30,714)
General and administrative					(10,414)
Acquisition costs					(1,179)
Impairment of rental property					(3,956)
Other income (expenses)					12,717
Income from discontinued operations					242
Net income					$16,892
Total assets(4)(5)	$410,000	$374,416	$438,254	$229,263	$1,538,266
Capital expenditures(2)	$11,382	$5,091	$2,359	$4,172	$23,642

	Six Months Ended June 30, 2013
	Washington, D.C.(3)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$14,768	$20,620	$25,358	$17,245	$77,991
Property operating expense	(3,241)	(5,098)	(6,133)	(5,271)	(19,743)
Real estate taxes and insurance	(2,595)	(1,636)	(2,930)	(1,326)	(8,487)
Total property operating income	$8,932	$13,886	$16,295	$10,648	$49,761
Depreciation and amortization expense					(28,195)
General and administrative					(10,252)
Contingent consideration related to acquisition of property					(75)
Other income (expenses)					(16,373)
Income from discontinued operations					21,573
Net income					$16,439
Total assets(4)(5)	$328,581	$408,246	$429,781	$231,393	$1,557,666
Capital expenditures(2)	$12,785	$7,935	$8,302	$5,534	$35,120

(1)	Includes occupied space at 440 First Street, NW and excludes Storey Park, which was placed in development in the third quarter of 2013.

(2)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $361 and $166for the three months ended June 30, 2014 and 2013, respectively, and $638 and $564 for the six months ended June 30, 2014 and 2013, respectively.

(3)	Excludes 440 First Street, NW, which has been in redevelopment since its acquisition in 2010.

(4)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 7, Investment in Affiliates.

(5)	Corporate assets not allocated to any of our reportable segments totaled $86,333 and $159,665 at June 30, 2014 and 2013, respectively.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of June 30, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At June 30, 2014, we wholly-owned or had a controlling interest in properties totaling 8.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.5 million square feet of additional development. Our consolidated properties were 86.0% occupied by 558 tenants at June 30, 2014. We did not include square footage that was in development or redevelopment in our occupancy calculation, which totaled 0.1 million square feet at June 30, 2014. We derive substantially all of our revenue from leases of space within our properties. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Executive Summary
For the three months ended June 30, 2014, net income increased by $3.8 million to $18.3 million compared with $14.5 million for the same period in 2013. For the six months ended June 30, 2014, net income increased by $0.5 million to $16.9 million compared with $16.4 million for the same period in 2013.
Funds From Operations (“FFO”) increased for the three months ended June 30, 2014 compared with the same period in 2013 due to an aggregate loss on debt extinguishment of $4.6 million for the three months ended June 30, 2013, primarily as a result of selling our industrial portfolio in June 2013. As a result of the reduction in net operating income from the sale of our industrial portfolio, FFO for the six months ended June 30, 2014 decreased compared with the comparable period in 2013. The reduction in net operating income from the industrial portfolio sale for the three and six months ended June 30, 2014 was partially offset by improvements in net operating income on a same-property basis, as well as a reduction in interest expense, as we decreased the weighted average interest rate on our total outstanding debt by over 100 basis points since June 30, 2013.
FFO is a non-GAAP financial measure. For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”
Significant Activity for the Three Months Ended June 30, 2014

•	Executed 353,000 square feet of leases, including 166,000 square feet of new leases.

•	Increased leased percentage in consolidated portfolio to 89.5% from 86.5% at June 30, 2013, and increased leased percentage on strategic hold portfolio to 93.0% from 91.0% at June 30, 2013.

•	In April, sold West Park, a 29,000 square foot office building, and Patrick Center, a 66,000 square-foot office building, for aggregate net proceeds of $13.8 million.

•
In June, sold Corporate Campus at Ashburn Center, a 194,000 square-foot, single-story business park, for net proceeds of $39.9 million, bringing aggregate net proceeds from dispositions for the year to $85.3 million.

•	In April, acquired 1401 K Street, NW, a 117,000 square foot, twelve-story, office building located in downtown Washington, D.C., for $58.0 million.

•
In June, acquired 1775 Wiehle Avenue, a 130,000 square foot, five-story, fully leased office building located in Reston, Virginia, for $41.0 million, bringing the aggregate purchase price of acquisitions for the year to $99.0 million.

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

Properties:
The following sets forth certain information about our properties by segment as of June 30, 2014 (including properties in development and redevelopment, dollars in thousands):
WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at June 30, 2014(3)	Occupied at June 30, 2014(3)
Office
440 First Street, NW(4)	1	Capitol Hill	25,486	$763	100.0%	100.0%
500 First Street, NW	1	Capitol Hill	129,035	4,354	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,012	97.7%	88.8%
1211 Connecticut Avenue, NW	1	CBD	128,807	3,607	93.5%	68.9%
1401 K Street, NW	1	East End	117,243	3,324	88.2%	88.2%
Total/Weighted Average	5		649,107	19,060	95.7%	87.4%
Development and Redevelopment
440 First Street, NW(4)	—	Capitol Hill	113,781	—
Storey Park(5)	—	NoMA	—	—
Total Development and Redevelopment	—		113,781	—
Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,235	3,801	97.0%	84.9%
Region Total/Weighted Average	6		876,123	$22,861	95.9%	87.0%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

(4)
In October 2013, we substantially completed the redevelopment of the property. At June 30, 2014, we had placed in-service approximately 25,000 square feet of the redeveloped space. The property has approximately 114,000 square feet remaining in redevelopment, which will be placed in-service at the earlier of a tenant taking occupancy or October 2014.

(5)
The property was acquired through a consolidated joint venture in which we have a 97% controlling economic interest. The property was placed into development on September 1, 2013. The joint venture anticipates developing a mixed-used project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2014	Occupied at June 30, 2014
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,195	100.0%	100.0%
Gateway 270 West	6	Clarksburg	253,916	2,979	84.0%	71.4%
Owings Mills Business Park(3)	4	Owings Mills	180,475	1,136	53.7%	53.7%
Rumsey Center	4	Columbia	135,047	1,407	94.7%	80.7%
Snowden Center	5	Columbia	145,267	2,182	100.0%	100.0%
Total Business Park	26		1,027,551	11,899	87.2%	82.3%
Office
Annapolis Business Center	2	Annapolis	101,113	1,749	100.0%	100.0%
Metro Park North	4	Rockville	191,211	2,773	87.3%	87.3%
Cloverleaf Center	4	Germantown	173,766	2,146	73.0%	62.9%
Hillside I and II(4)	2	Columbia	63,709	785	79.5%	79.5%
TenThreeTwenty	1	Columbia	137,867	1,773	86.4%	81.0%
Redland Corporate Center	3	Rockville	483,162	12,233	100.0%	100.0%
Total Office	16		1,150,828	21,459	91.0%	88.9%
Total Consolidated	42		2,178,379	33,358	89.2%	85.7%
Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,236	69.8%	45.9%
RiversPark I and II	6	Columbia	307,984	4,147	94.7%	94.7%
Total Joint Ventures	9		428,269	5,383	87.7%	81.0%
Region Total/Weighted Average	51		2,606,648	38,741	89.0%	85.0%

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

(3)
Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center. On June 23, 2014, we entered into a non-binding contract to sell Owings Mills Business Park. The sale is expected to be completed in the third or fourth quarter of 2014. However, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

(4)	Excludes 21,922 square feet of space that was placed into redevelopment during the first quarter of 2014.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2014	Occupied at June 30, 2014
Business Park
Gateway Centre Manassas	3	Manassas	102,446	$974	93.1%	67.0%
Linden Business Center	3	Manassas	109,787	1,059	97.4%	97.4%
Prosperity Business Center	1	Merrifield	71,373	786	92.5%	84.9%
Sterling Park Business Center(2)	7	Sterling	474,839	4,308	94.2%	91.4%
Total Business Park	14		758,445	7,127	94.4%	88.4%
Office
Atlantic Corporate Park(3)	2	Sterling	219,374	3,189	81.3%	43.9%
Cedar Hill	2	Tysons Corner	102,632	2,198	100.0%	100.0%
Herndon Corporate Center	4	Herndon	128,075	1,626	88.5%	86.4%
Enterprise Center	4	Chantilly	187,860	3,074	92.3%	91.6%
One Fair Oaks	1	Fairfax	214,214	5,284	100.0%	100.0%
Reston Business Campus	4	Reston	82,372	798	66.1%	53.7%
1775 Wiehle Avenue	1	Reston	130,048	2,796	100.0%	100.0%
Three Flint Hill	1	Oakton	180,819	3,186	96.3%	93.8%
Van Buren Office Park	5	Herndon	106,873	979	76.1%	76.1%
Windsor at Battlefield	2	Manassas	155,511	2,082	92.0%	85.5%
Total Office	26		1,507,778	25,212	90.5%	83.2%
Industrial
Newington Business Park Center	7	Lorton	254,727	2,210	78.6%	78.0%
Plaza 500	2	Alexandria	500,647	5,127	96.7%	96.7%
Total Industrial	9		755,374	7,337	90.6%	90.4%
Total Consolidated	49		3,021,597	39,676	91.5%	86.3%
Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,414	7,358	93.0%	85.8%
Region Total/Weighted Average	51		3,348,011	47,034	91.6%	86.2%

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

(3)
In March 2014, we signed a lease for 82,000 square feet with a government tenant to occupy an entire building that was vacant at acquisition. We currently expect the tenant to move into the space in early 2015.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2014	Occupied at June 30, 2014
RICHMOND
Business Park
Chesterfield Business Center(2)	11	Richmond	320,189	$1,717	75.1%	75.1%
Hanover Business Center	4	Ashland	184,032	799	66.8%	66.8%
Park Central	3	Richmond	204,696	2,190	93.3%	90.1%
Virginia Technology Center	1	Glen Allen	118,983	1,237	79.1%	79.1%
Total Richmond	19		827,900	5,943	78.3%	77.6%
NORFOLK
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	811	100.0%	100.0%
Crossways Commerce Center(3)	9	Chesapeake	1,082,753	11,321	94.8%	94.8%
Greenbrier Business Park(4)	4	Chesapeake	410,609	3,689	73.5%	73.5%
Norfolk Commerce Park(5)	3	Norfolk	262,010	2,576	92.3%	88.4%
Total Business Park	17		1,852,092	18,397	90.0%	89.4%
Office
Greenbrier Towers	2	Chesapeake	171,576	1,695	81.5%	81.5%
Total Norfolk	19		2,023,668	20,092	89.3%	88.7%
Region Total/Weighted Average	38		2,851,568	26,035	86.1%	85.5%

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

Development and Redevelopment Activity

We construct office buildings and business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.5 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.6 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.
On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet of office space. At June 30, 2014, the total investment in the development project was $53.5 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.
On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At June 30, 2014, we had placed in-service 25,000 square feet of the redeveloped space at the property. At June 30, 2014, our total investment in the redevelopment project was $55.0 million, which included the original cost basis of the property of $23.6 million.
We will place completed construction activities in service upon the earlier of a tenant taking occupancy or twelve months from substantial completion. At June 30, 2014, we had 114,000 square feet of redevelopment at 440 First Street, NW that had yet to be placed-in service. At June 30, 2014, we had no completed development efforts that had yet to be placed in service.
Lease Expirations

Approximately 3.0% of our annualized cash basis rent, excluding month-to-month leases (which represent 0.2% of our annualized cash basis rent), is scheduled to expire during the remainder of 2014. We expect replacement rents on leases expiring in the second half of 2014 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit and we deem it prudent we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the second quarter of 2014, we delivered positive net absorption of approximately 63,000 square feet, and had a tenant retention rate of 65%. After reflecting all the renewal leases on a triple-net equivalent basis to allow for comparability, the weighted average rental rate of our renewed leases increased 1.9% and 2.5% for the three and six months ended June 30, 2014, respectively, compared with the expiring leases on a U.S. generally accepted accounting principles (“GAAP”) basis. During the second quarter of 2014, we executed new leases for 166,000 square feet, of which substantially all of the leases (based on square footage) contained rent escalations.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the six months ended June 30, 2014:

	New	Renewal
Tenant improvements (per rentable square foot)	$31.61	$4.66
Leasing commissions (per rentable square foot)	$10.87	$2.40

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of June 30, 2014 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	5	24,606	0.3%	$210	0.2%	$8.52
2014	53	287,464	3.7%	3,577	3.0%	12.44
2015	106	657,966	8.5%	9,575	8.1%	14.55
2016	105	769,697	9.9%	12,699	10.8%	16.50
2017	104	1,276,624	16.4%	19,146	16.2%	15.00
2018	88	1,038,203	13.3%	14,014	11.9%	13.50
2019	84	943,079	12.1%	12,626	10.7%	13.39
2020	50	910,242	11.7%	13,590	11.5%	14.93
2021	30	270,803	3.5%	3,473	2.9%	12.82
2022	30	258,420	3.3%	3,828	3.2%	14.81
2023	14	521,779	6.7%	10,755	9.1%	20.61
Thereafter	50	825,640	10.6%	14,637	12.4%	17.73
Total / Weighted Average	719	7,784,523	100.0%	$118,130	100.0%	$15.17

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents Annualized Cash Basis Rent at June 30, 2014, divided by the square footage of the expiring leases.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP that require us to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that we deem most important to the portrayal of our financial condition, results of operations and cash flows. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. Our critical accounting policies and estimates relate to revenue recognition, including evaluation of the collectability of accounts and notes receivable, impairment of long-lived assets, purchase accounting for acquisitions of rental property, derivative instruments and share-based compensation.

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

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
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

We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale. In the second quarter of 2014, we prospectively adopted ASU 2014-08, which impacts the presentation of operations and gains or losses from disposed properties and properties classified as held-for-sale. For more information, see note 2(c), Summary of Significant Accounting Policies - Application of New Accounting Standards, in the notes to our condensed consolidated financial statements.
If the building does not qualify as a discontinued operation under ASU 2014-08 we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in continuing operations for all periods presented in our consolidated statements of operations. We will classify the assets and related liabilities related to the building as held-for-sale in our consolidated balance sheet for the period the held-for-sale criteria was met.
If the building does qualify as a discontinued operation under ASU 2014-08, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheets for the periods presented. Interest expense is reclassified to discontinued operations only to the extent the held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition.

We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during the three and six months ended June 30, 2014 and 2013. Capitalization of interest will end when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We will also place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.
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

Share-Based Payments

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, we use a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, we use the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on performance conditions, we use a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 with the Three and Six Months Ended June 30, 2013

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.
Total Revenues
Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
Rental	$33,130	$31,087	$65,070	$61,780	$2,043	7%	$3,290	5%
Tenant reimbursements and other	$8,060	$7,745	$17,534	$16,211	$315	4%	$1,323	8%

Rental Revenue
Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $2.0 million and $3.3 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, primarily due to an increase in occupancy. The occupancy of our consolidated portfolio was 86.0% at June 30, 2014 compared with 84.0% at June 30, 2013. The increase in rental revenue for the three and six months ended June 30, 2014 compared with the same periods in 2013 includes $0.8 million and $0.6 million, respectively, for Washington, D.C., $0.9 million and $1.6 million, respectively, for Maryland, $0.2 million and $0.7 million, respectively, for Northern Virginia and $0.1 million and $0.4 million, respectively, for Southern Virginia. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if rental revenue will continue to increase during 2014 compared with 2013.
Tenant Reimbursements and Other Revenues
Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $0.3 million and $1.3 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The increase in tenant reimbursements and other revenues for the three months ended June 30, 2014 compared with 2013 was primarily due to higher recoverable property operating expenses as of the result of higher occupancy. The increase in tenant reimbursements and other revenues for the six months ended June 30, 2014 compared with 2013 was primarily due to an increase in recoverable snow and ice removal costs as an increase in utility costs related to the colder temperatures during the first quarter of 2014. The increase in tenant reimbursements and other revenues for the three and six months ended June 30, 2014 compared with the same periods in 2013 includes $0.1 million and $0.6 million, respectively, for Maryland, $0.3 million and $0.8 million, respectively, for Northern Virginia and $0.2 million and $0.5 million, respectively, for Southern Virginia. Tenant reimbursements and other revenues for Washington, D.C. decreased $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 as a tenant at Storey Park vacated in August 2013 and the property was subsequently placed into development. We anticipate full-year tenant reimbursements and other revenues will be greater than full-year 2013 tenant reimbursements and other revenues due to an increase in recoverable snow and ice removal costs during the first quarter of 2014.
Total Expenses
Property Operating Expenses
Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
Property operating	$10,869	$9,432	$23,767	$19,743	$1,437	15%	$4,024	20%
Real estate taxes and insurance	$4,372	$3,975	$8,641	$8,487	$397	10%	$154	2%

Property operating expenses increased $1.4 million and $4.0 million for the three and six months ended June 30, 2014 compared with the same periods in 2013. The increase in property operating expenses for the three months ended June 30, 2014 compared with 2013 was primarily due to an increase in both occupancy, which resulted in higher variable operating expenses, and reserves for anticipated bad debt expense. The increase in property operating expenses for the six months ended June 30, 2014 compared with 2013 was primarily due to a $1.5 million increase in snow and ice removal costs and an increase in utility costs related to the colder temperatures during the first quarter of 2014. The increase in property operating expenses for the three and six months ended June 30, 2014 compared with the same periods in 2013 includes $0.9 million and $1.2 million, respectively, for Washington, D.C., $0.2 million and $0.9 million, respectively, for Northern Virginia, and $0.3 million and $0.6 million, respectively, for Southern Virginia. Property operating expenses for Maryland remained flat for the three months ended June 30, 2014 compared with 2013 and increased $1.3 million for the six months ended June 30, 2014 compared with 2013. We anticipate full-year 2014 property operating expenses will be greater than full-year 2013 property operating expenses due to the increase in snow and ice removal costs during the first quarter of 2014.
Real estate taxes and insurance expense increased $0.4 million and $0.2 million for the three and six months ended June 30, 2014 compared with the same periods in 2013, primarily due to higher real estate tax assessments. The increase in real estate taxes and insurance expense for the three and six months ended June 30, 2014 was partially offset by a decrease in real estate taxes and insurance expense related to Storey Park being placed into development, at which point taxes and insurance began to be capitalized. The increase in real estate taxes and insurance expense for the three and six months ended June 30, 2014 compared with the same periods in 2013 includes $0.2 million and $0.3 million, respectively, for Maryland, $0.2 million and $0.1 million, respectively, for Northern Virginia, and slight increases for both the three and six months ended June 30, 2014 compared with the same periods in 2013 for Southern Virginia. Real estate taxes and insurance expense for Washington, D.C. remained flat for the three months ended June 30, 2014 compared with 2013 and decreased $0.3 million for the six months ended June 30, 2014 compared with 2013. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if real estate taxes and insurance expense will continue to increase during 2014 compared with 2013.
Other Operating Expenses

General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$5,218	$4,985	$10,414	$10,252	$233	5%	$162	2%

General and administrative expenses increased $0.2 million for both the three and six months ended June 30, 2014 compared with the same periods in 2013 due to an increase in employee compensation costs, particularly costs associated with the employment of our new Chief Operating Officer. The increase in general and administrative expenses for the six months ended June 30, 2014 compared with 2013 was partially offset by a decrease in legal fees as we incurred $0.3 million of legal fees associated with an informal SEC inquiry during the first quarter of 2013. We currently anticipate that general and administrative expenses will decrease in 2014 compared with 2013 as we expect an overall decline in legal fees in 2014 compared with 2013 and do not expect to incur any personnel separation costs in 2014. However, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2014.

Acquisition costs are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$1,111	$—	$1,179	$—	$1,111	$—	$1,179	$—

During the second quarter of 2014, we acquired 1401 K Street, NW, a twelve-story, 117,000 square foot office building in Washington D.C., for $58.0 million and 1775 Wiehle Avenue, a five-story, 130,000 square foot office building in Reston, Virginia for $41.0 million, which caused an increase in acquisition costs for the three and six months ended June 30, 2014 compared with the same periods in 2013. We did not acquire any properties during the three and six months ended June 30, 2013.

Depreciation and amortization expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$15,610	$14,208	$30,714	$28,195	$1,402	10%	$2,519	9%

Depreciation and amortization expense includes depreciation of rental property and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $1.4 million and $2.5 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, primarily due to additional leasing and tenant improvements costs related to the increase in occupancy in our portfolio. Depreciation expense also increased for the three and six months ended June 30, 2014 compared with the same periods in 2013 due to the acquisition of an additional building at Redland Corporate Center in October 2013, and the acquisitions of 1401 K Street, NW and 1775 Wiehle Avenue in the second quarter of 2014. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if depreciation expense will continue to increase during 2014 compared with 2013.

Impairment of rental property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$3,956	$—	$3,956	$—	$3,956	—	$3,956	—

On June 23, 2014, we entered into a non-binding contract to Owings Mills Business Park, a four-building, 180,500 square foot business park, which is located in our Maryland reporting segment. Based on the anticipated sales price, less costs to sell, we recorded an impairment charge of $4.0 million in the second quarter of 2014. The sale is expected to be completed in the third or fourth quarter of 2014. However, we can provide no assurances regarding the timing or pricing of the sale of the property, or that such sale will occur at all. The impairment charge related to the four buildings is reflected in continuing operations in our consolidated statements of operations. We did not record any other impairment charges within continuing operations for the three and six months ended June 30, 2014 and 2013.

Contingent consideration related to acquisition of property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$—	$75	$—	$75	$(75)	(100)%	$(75)	(100)%

As part of the consideration for our 2009 acquisition of Corporate Campus at Ashburn Center, we recorded a contingent consideration obligation arising from a fee agreement entered into with the seller pursuant to which we were obligated to pay additional consideration if certain returns were achieved over the five-year term of the agreement or if the property was sold within the term of the five-year agreement. During June 2013, we achieved the specified returns and increased our liability to the seller. We paid the seller of Corporate Campus at Ashburn Center $1.7 million during the third quarter of 2013 to fulfill the obligation. The property was subsequently sold in June 2014.

Other (Income) Expenses
Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$6,102	$9,353	$11,914	$19,310	$(3,251)	(35)%	$(7,396)	(38)%

At June 30, 2014, we had $718.9 million of debt outstanding with a weighted average interest rate of 3.8% compared with $688.0 million of debt outstanding with a weighted average interest rate of 4.9% at June 30, 2013.
Interest expense decreased $3.3 million and $7.4 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, primarily due to decreasing our weighted average debt outstanding and decreasing the weighted average interest rate on our total outstanding debt by over 100 basis points from June 30, 2013. During 2013, we repaid outstanding debt with proceeds from both the sale of our industrial portfolio and the issuance of 7.5 million common shares in May 2013. We amended and restated our unsecured revolving credit facility and unsecured term loan in October 2013, which reduced our LIBOR spreads to current market rates. For the three and six months ended June 30, 2014, our weighted average borrowings under the unsecured revolving credit facility were $112.7 million and $104.9 million, respectively, with a weighted average interest rate of 1.7% for both periods compared with weighted average borrowings of $194.2 million and $208.0 million for the three and six months ended June 30, 2013, respectively, with a weighted average interest rate of 2.8% for both the three and six months ended June 30, 2013.
We anticipate that interest expense will continue to decline in 2014 compared with 2013 as a result of reducing both our weighted average debt outstanding and the applicable interest rates associated with our unsecured revolving credit facility and our unsecured term loan.
Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$1,670	$1,574	$3,429	$3,103	$96	6%	$326	11%

In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., which is secured by a portion of the owners’ interest in the property. On January 10, 2014, we amended and restated the loan to increase the outstanding balance to $34.0 million, and reduced the fixed interest rate from 12.5% to 9.75%. As part of amending the loan, we wrote-off $0.1 million of unamortized financing fees related to the origination of the mezzanine loan, which increased interest and other income for the six months ended June 30, 2014 compared with the same period in 2013. In April 2011, we provided a $30.0 million mezzanine loan to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C., which has a fixed interest rate of 9.0%. In May 2013, the loan began requiring monthly principal payments, which will reduce the outstanding balance of the loan. We recorded interest and other income related to these loans of $1.6 million and $3.1 million for the three and six months ended June 30, 2014, respectively, compared with $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively.

In January 2013, we subleased 5,000 square feet of our corporate headquarters, and subleased an additional 2,700 square feet of our corporate headquarters at the end of the first quarter of 2014. We recognized income of $0.1 million for both the three and six months ended June 30, 2014 and 2013 associated with these subleases, which is reflected within “Interest and other income” in our consolidated statements of operations.
We anticipate interest and other income will continue to increase in 2014 compared with 2013 due to a full-year impact of the higher outstanding balance on the 950 F Street, NW mezzanine loan and the subleasing of additional corporate office space in 2014.
Equity in (earnings) losses of affiliates is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$(199)	$(7)	$28	$(35)	$(192)	NM	$63	NM
Equity in (earnings) losses of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest. Our unconsolidated joint ventures had aggregate earnings for both the three months ended June 30, 2014 and 2013, incurred an aggregate loss for the six months ended June 30, 2014 and had aggregate earnings for the six months ended June 30, 2013.

Gain on sale of rental property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$21,230	$—	$21,230	$—	$21,230	—	$21,230	—

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building, 194,000 square foot single-story business park, which is located in Ashburn, Virginia, for net proceeds of $39.9 million and reported a gain on the sale of the property of $21.2 million in the second quarter. We used the net proceeds from the sale, together with available cash, to acquire 1775 Wiehle Avenue. During the second quarter of 2014, we adopted new accounting standards impacting the presentation of disposed properties. In accordance with the new accounting standards, the operating results and gain on the sale of the Corporate Campus at Ashburn Center are reflected in continuing operations in our consolidated statements of operations for each of the periods presented. We did not record any gain on sale of rental property within continuing operations during the three and six months ended June 30, 2013.

Loss on debt extinguishment is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$—	$201	$—	$201	$(201)	(100)%	$(201)	(100)%

During the second quarter of 2013, we recorded a loss on debt extinguishment of $0.2 million that was associated with the prepayment of our secured term loan, our secured bridge loan and a $16.4 million mortgage loan encumbered by Cloverleaf Center.
Income from Discontinued Operations
Income from discontinued operations is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$1,283	$16,292	$242	$21,573	$(15,009)	(92)%	$(21,331)	(99)%
During the second quarter of 2014, we prospectively adopted ASU 2014-08, which requires us to classify the operating results from a disposed property within discontinued operations only if the disposition of the property represents a strategic shift in operations that has a major impact on our financial results. Discontinued operations for the periods presented reflects disposed properties that were previously classified as discontinued operations or held-for-sale in previously filed financial statements prior to our adoption of ASU 2014-08.
During the first quarter of 2014, we sold a portfolio of properties that consisted of Girard Business Center and Gateway Center, which were both located in our Maryland reporting segment. We recorded a gain on the sale of the portfolio of $0.1 million during the first quarter of 2014. During the second quarter of 2014, we sold our Patrick Center and West Park properties, which were both located in our Maryland reporting segment, and recorded a net gain of $1.3 million in the second quarter of 2014. During the second quarter of 2013, we sold the majority of our industrial portfolio, which was comprised of 24 industrial properties. We recognized an $18.9 million gain on the sale of the industrial properties. As part of the sale of the industrial properties, we incurred $4.4 million of debt extinguishment charges related to debt that was encumbered by the sold properties. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 8 – Dispositions, in the notes to our condensed consolidated financial statements.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$652	$466	$458	$406	$186	42%	$136	33%
Net income attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, to parties other than us. During the three and six months ended June 30, 2014, we had net income of $18.3 million and $16.9 million, respectively, compared with net income of $14.5 million and $16.4 million for the same periods in 2013. The weighted average percentage of the common Operating Partnership units held by third parties increased to 4.3% at June 30, 2014 compared with 4.2% at June 30, 2013, as we issued 35,911 common Operating Partnership units in December 2013 to the seller of 840 First Street, NE to partially satisfy our contingent consideration obligation related to the acquisition of the property. In February 2014, we issued an additional 3,125 common Operating Partnership units to fully satisfy our contingent consideration obligation related to 840 First Street, NE.
At June 30, 2014, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within net income attributable to noncontrolling interests. On November 8, 2013, we acquired the remaining interest, which was owned by an unrelated third party for the three and six months ended June 30, 2013, in a consolidated partnership that owns two buildings at Redland Corporate Center for $4.6 million.
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

Comparison of the Three and Six Months Ended June 30, 2014 with the Three and Six Months Ended June 30, 2013
The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	130	130	—	—	130	130	—	—
Same property revenues
Rental	$30,116	$29,725	$391	1.3	$60,290	$59,073	$1,217	2.1
Tenant reimbursements and other	7,187	6,789	398	5.9	15,820	14,372	1,448	10.1
Total same property revenues	37,303	36,514	789	2.2	76,110	73,445	2,665	3.6
Same property operating expenses
Property	8,991	8,634	357	4.1	20,408	18,331	2,077	11.3
Real estate taxes and insurance	3,914	3,593	321	8.9	7,921	7,676	245	3.2
Total same property operating expenses	12,905	12,227	678	5.5	28,329	26,007	2,322	8.9
Same property net operating income	$24,398	$24,287	$111	0.5	$47,781	$47,438	$343	0.7
Reconciliation to net income:
Same property net operating income	$24,398	$24,287			$47,781	$47,438
Non-comparable net operating income(2)	1,551	1,137			2,415	2,323
General and administrative expenses	(5,218)	(4,985)			(10,414)	(10,252)
Depreciation and amortization	(15,610)	(14,208)			(30,714)	(28,195)
Other(3)	11,930	(8,047)			7,582	(16,448)
Discontinued operations	1,283	16,292			242	21,573
Net income	$18,334	$14,476			$16,892	$16,439

	Weighted Average Occupancy For Three Months Ended June 30,		Weighted Average Occupancy For the Six Months Ended June 30,
	2014	2013	2014	2013
Same Properties	85.5%	83.7%	85.4%	83.2%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue and a building at Redland Corporate Center.

(2)
Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes, as well as Corporate Campus at Ashburn Center, which was sold in June 2014.

(3)	Combines acquisition costs, impairment of rental property, contingent consideration related to acquisition of property and total other (income) expenses from our consolidated statements of operations.
Same Property NOI increased $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Total same property rental revenues increased $0.4 million and $1.2 million for the three and six months ended June 30, 2014, respectively, compared with 2013 primarily due to an increase in occupancy. Both tenant reimbursements and other revenue and property operating expenses increased $0.4 million for the three months ended June 30, 2014 compared with 2013 as a result of an increase in recoverable operating expenses due to higher occupancy. For the six months ended June 30, 2014, tenant reimbursements and other revenue and property operating expenses increased $1.4 million and $2.1 million, respectively, compared with the same period in 2013 due to higher occupancy and an increase in snow and ice removal costs that were incurred in the first quarter of 2014. Real estate taxes and insurance expense increased $0.3 million and $0.2 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 due to higher real estate tax assessments.

Washington, D.C.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	3	3	—	—	3	3	—	—
Same property revenues
Rental	$4,331	$4,411	$(80)	(1.8)	$8,897	$8,810	$87	1.0
Tenant reimbursements and other	1,871	2,033	(162)	(8.0)	3,920	4,120	(200)	(4.9)
Total same property revenues	6,202	6,444	(242)	(3.8)	12,817	12,930	(113)	(0.9)
Same property operating expenses
Property	1,441	1,375	66	4.8	3,011	2,934	77	2.6
Real estate taxes and insurance	1,030	1,009	21	2.1	2,054	2,084	(30)	(1.4)
Total same property operating expenses	2,471	2,384	87	3.6	5,065	5,018	47	0.9
Same property net operating income:	$3,731	$4,060	$(329)	(8.1)	$7,752	$7,912	$(160)	(2.0)
Reconciliation to total property operating income
Same property net operating income	$3,731	$4,060			$7,752	$7,912
Non-comparable net operating income(2)	442	497			321	1,020
Total property operating income	$4,173	$4,557			$8,073	$8,932

	Weighted Average Occupancy For Three Months Ended June 30,		Weighted Average Occupancy For Six Months Ended June 30,
	2014	2013	2014	2013
Same Properties	86.6%	99.3%	91.2%	99.3%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park and 1401 K Street, NW.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties decreased $0.3 million and $0.2 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Total same property revenues decreased $0.2 million and $0.1 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 as a result of a decrease in occupancy due to known move-outs at 1211 Connecticut Avenue, NW (the majority of the vacant space has been subsequently leased). Total same property operating expenses slightly increased for both the three and six months ended June 30, 2014 compared with 2013 due to an increase in property operating expenses.

Maryland

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	41	41	—	—	41	41	—	—
Same property revenues
Rental	$8,628	$8,484	$144	1.7	$17,099	$16,988	$111	0.7
Tenant reimbursements and other	1,360	1,215	145	11.9	3,323	2,774	549	19.8
Total same property revenues	9,988	9,699	289	3.0	20,422	19,762	660	3.3
Same property operating expenses
Property	2,032	2,199	(167)	(7.6)	5,349	4,719	630	13.4
Real estate taxes and insurance	847	775	72	9.3	1,716	1,531	185	12.1
Total same property operating expenses	2,879	2,974	(95)	(3.2)	7,065	6,250	815	13.0
Same property net operating income	$7,109	$6,725	$384	5.7	$13,357	$13,512	$(155)	(1.1)
Reconciliation to total property operating income:
Same property net operating income	$7,109	$6,725			$13,357	$13,512
Non-comparable net operating income(2)	716	242			1,164	374
Total property operating income	$7,825	$6,967			$14,521	$13,886

	Weighted Average Occupancy For Three Months Ended June 30,		Weighted Average Occupancy For Six Months Ended June 30,
	2014	2013	2014	2013
Same Properties	84.8%	81.5%	83.8%	81.0%

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

Same Property NOI for the Maryland properties increased $0.4 million for the three months ended June 30, 2014 compared with 2013 and decreased $0.2 million for the six months ended June 30, 2014 compared with 2013. Total same property revenues increased $0.3 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 due to an increase in occupancy. Also, total same property revenues increased for the six months ended June 30, 2014 compared with the same period in 2013 due to an increase in recoverable snow and ice removal costs in the first quarter of 2014. Total same property operating expenses decreased $0.1 million for the three months ended June 30, 2014 compared with 2013 due to reducing our reserves for anticipated bad debt expense. Total same property operating expenses increased $0.8 million for the six months ended June 30, 2014 compared with 2013 due to an increase in snow and ice removal costs in the first quarter of 2014.

Northern Virginia

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	48	48	—	—	48	48	—	—
Same property revenues
Rental	$9,875	$9,636	$239	2.5	$19,576	$18,930	$646	3.4
Tenant reimbursements and other	2,332	2,098	234	11.2	5,225	4,653	572	12.3
Total same property revenues	12,207	11,734	473	4.0	24,801	23,583	1,218	5.2
Same property operating expenses
Property	2,810	2,650	160	6.0	6,516	5,710	806	14.1
Real estate taxes and insurance	1,357	1,153	204	17.7	2,787	2,744	43	1.6
Total same property operating expenses	4,167	3,803	364	9.6	9,303	8,454	849	10.0
Same property net operating income	$8,040	$7,931	$109	1.4	$15,498	$15,129	$369	2.4
Reconciliation to total property operating income:
Same property net operating income	$8,040	$7,931			$15,498	$15,129
Non-comparable net operating income(2)	534	579			1,243	1,166
Total property operating income	$8,574	$8,510			$16,741	$16,295

	Weighted Average Occupancy For Three Months Ended June 30,		Weighted Average Occupancy For Six Months Ended June 30,
	2014	2013	2014	2013
Same Properties	85.7%	80.5%	85.2%	79.7%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 1775 Wiehle Avenue.

(2)
Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes, as well as Corporate Campus at Ashburn Center, which was sold in June 2014.

Same Property NOI for the Northern Virginia properties increased $0.1 million and $0.4 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Total same property revenues increased $0.5 million and $1.2 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 primarily due to an increase in occupancy. Also, total same property revenues increased for the six months ended June 30, 2014 compared with 2013 due to an increase in recoverable snow and ice removal costs in the first quarter of 2014. Total same property operating expenses increased $0.4 million for the three months ended June 30, 2014 compared with the same period in 2013 due to higher real estate tax assessments and increased $0.8 million for the six months ended June 30, 2014 compared with the same period in 2013 due to an increase in snow and ice removal costs in the first quarter of 2014.

Southern Virginia

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	38	38	—	—	38	38	—	—
Same property revenues
Rental	$7,282	$7,194	$88	1.2	$14,718	$14,346	$372	2.6
Tenant reimbursements and other	1,625	1,442	183	12.7	3,352	2,825	527	18.7
Total same property revenues	8,907	8,636	271	3.1	18,070	17,171	899	5.2
Same property operating expenses
Property	2,709	2,410	299	12.4	5,531	4,969	562	11.3
Real estate taxes and insurance	680	657	23	3.5	1,364	1,317	47	3.6
Total same property operating expenses	3,389	3,067	322	10.5	6,895	6,286	609	9.7
Same property net operating income	$5,518	$5,569	$(51)	(0.9)	$11,175	$10,885	$290	2.7
Reconciliation to total property operating income:
Same property net operating income	$5,518	$5,569			$11,175	$10,885
Non-comparable net operating loss(2)	(141)	(178)			(314)	(237)
Total property operating income	$5,377	$5,391			$10,861	$10,648

	Weighted Average Occupancy For Three Months Ended June 30,		Weighted Average Occupancy For Six Months Ended June 30,
	2014	2013	2014	2013
Same Properties	85.5%	86.1%	85.9%	85.6%

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

Same Property NOI for the Southern Virginia properties decreased $0.1 million for the three months ended June 30, 2014 compared with 2013 and increased $0.3 million for the six months ended June 30, 2014 compared with 2013. Total same property revenues increased $0.3 million and $0.9 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 as a result of an increase in recoverable operating expenses. Total same property operating expense increased $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 due an increase in reserves for anticipated bad debt expense. Total same property operating expenses also increased for the six months ended June 30, 2014 due to an increase in recoverable snow and ice removal costs.

Liquidity and Capital Resources
Overview
We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. In January 2013, we provided an updated strategic and capital plan, which included the marketing of our industrial properties, the execution of steps designed to increase balance sheet flexibility, reduce leverage and a rightsizing of our quarterly dividend. We have executed on several key components of our updated strategic and capital plan, including the industrial portfolio sale, which generated total gross proceeds of $259.0 million; the issuance of 7,475,000 common shares, the net proceeds of which were primarily used to repay outstanding debt; and a 25% reduction in the quarterly dividend beginning in the first quarter of 2013. During the six months ended June 30, 2014, we sold eleven buildings in our Maryland reporting segment for net proceeds of $45.4 million and three buildings (Corporate Campus at Ashburn Center) in our Northern Virginia reporting segment for net proceeds of $39.9 million. We also acquired a building in Washington, D.C. for $58.0 million, which was funded with the assumption of a $37.3 million mortgage loan, a $20.0 million draw under our unsecured revolving credit facility and available cash, and acquired a building in Northern Virginia for $41.0 million, which was funded with proceeds from the sale of Corporate Campus at Ashburn Center and available cash. We expect to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on our unsecured revolving credit facility. Our short-term obligations consist primarily of the lease for our corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.
On May 1, 2014, we prepaid, without penalty, an $8.0 million mortgage loan that encumbered Annapolis Business Center with a draw under our unsecured revolving credit facility. At June 30, 2014, we had $116.0 million outstanding under our unsecured revolving credit facility. As of the date of this filing, we had $111.0 million outstanding and $146.5 million of availability under our unsecured revolving credit facility. In the next 12 months, we have $22.0 million of consolidated debt maturing, which comprises one construction loan that has a one-year extension option.
Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 7.6% of our annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.
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
Financial Covenants
Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of June 30, 2014, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility and construction loan.

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
Below is a summary of certain financial covenants associated with these debt agreements (dollars in thousands):
Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loan

Covenants	Quarter Ended June 30, 2014	Covenant
Consolidated Total Leverage Ratio(1)	44.3%	< 60.0%
Tangible Net Worth(1)	$968,974	>$601,202
Fixed Charge Coverage Ratio(1)	2.03x	> 1.50x
Maximum Dividend Payout Ratio	72.6%	< 95%
Restricted Investments:
Joint Ventures	5.5%	< 15%
Real Estate Assets Under Development	3.3%	< 15%
Undeveloped Land	1.3%	< 5%
Structured Finance Investments	3.7%	< 5%
Total Restricted Investments	8.3%	< 25%
Restricted Indebtedness:
Maximum Secured Debt	20.1%	< 40%
Unencumbered Pool Leverage(1)	44.9%	< 60%
Unencumbered Pool Interest Coverage Ratio (1)	5.55x	> 1.75x

(1)	These are the only covenants that apply to our construction loan, which are calculated in accordance with the amended and restated unsecured revolving credit facility.
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

Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2014	2013	Change
Cash provided by operating activities	$30,856	$33,701	$(2,845)
Cash (used in) provided by investing activities	(9,589)	143,636	(153,225)
Cash used in financing activities	(16,609)	(122,062)	105,453

Net cash provided by operating activities decreased $2.8 million for the six months ended June 30, 2014 compared with the same period in 2013, primarily due to a decrease in net operating income as the result of the sale of our industrial portfolio in June 2013. The decrease in cash provided by operating activities was partially offset by a lesser decrease in rents received in advance for the six months ended June 30, 2014 compared with the same period in 2013.

Net cash used in investing activities was $9.6 million for the six months ended June 30, 2014 compared with net cash provided by investing activities of $143.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we acquired two properties for an aggregate purchase price of $61.7 million and sold four properties for aggregate net proceeds of $85.3 million. For the six months ended June 30, 2013, we did not acquire any properties and sold 25 properties for aggregate net proceeds of $207.2 million, $28.2 million of which was held by a qualified intermediary in order to facilitate a potential tax-free exchange. During the fourth quarter of 2013, we used the proceeds held by a qualified intermediary and available cash to acquire a building a Redland Corporate Center. During the six months ended June 30, 2014, we increased our loan to the owners of 950 F Street, NW by $9.0 million, which was provided by a draw under our unsecured revolving credit facility. For the six months ended June 30, 2014, aggregate cash used for additions to rental property and furniture, fixtures and equipment, and additions to development and redevelopment decreased $11.5 million compared with the same period in 2013 due to the completion of redevelopment of 440 First Street, NW in the third quarter of 2013 and to lower tenant improvement costs.

Net cash used in financing activities decreased $105.5 million for the six months ended June 30, 2014 compared with the same period in 2013 as we issued $104.8 million of debt and repaid $96.7 million of outstanding debt during the six months ended June 30, 2014 compared with the issuance of $99.2 million of debt and the repayment of $302.2 million of outstanding debt during the six months ended June 30, 2013. In May 2013, we issued 7.5 million common shares for net proceeds of $105.1 million. The increase in outstanding common shares resulted in an increase in dividends paid to common shareholders of $2.3 million for the six months ended June 30, 2014 compared with the same period in 2013.
Contractual Obligations
On December 29, 2010, we entered into an unconsolidated joint venture with AEW Capital Management, L.P. and acquired Aviation Business Park, a three-building, single-story office park totaling 121,000 square feet in Glen Burnie, Maryland. During the third quarter of 2010, we used available cash to acquire a $10.6 million first mortgage loan collateralized by the property for $8.0 million. The property was acquired by the joint venture through a deed-in-lieu of foreclosure in return for additional consideration to the owner if certain future leasing hurdles are met. At June 30, 2014, the fair value of our contingent consideration obligation to the former owner of Aviation Business Park was immaterial.
As of June 30, 2014, we had contractual construction in progress obligations, which included amounts accrued at June 30, 2014, of $2.2 million related to development activities at Storey Park and redevelopment activities at 440 First Street, NW, both of which are located in our Washington, D.C. reporting segment. As of June 30, 2014, we had contractual rental property and furniture, fixtures and equipment obligations of $7.4 million outstanding, which included amounts accrued at June 30, 2014. The amount of contractual rental property and furniture, fixtures and equipment obligations at June 30, 2014 included a major renovation at 1211 Connecticut Avenue, NW, which is located in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.
We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of June 30, 2014, we remained liable to those local municipalities for $0.1 million in the event that we do not complete the specified work. We intend to complete the improvements in satisfaction of these obligations.
We had no other material contractual obligations as of June 30, 2014.
Distributions
We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of June 30, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by several of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.
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
Dividends
On July 22, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on August 15, 2014 to common shareholders of record as of August 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on August 15, 2014 to preferred shareholders of record as of August 6, 2014.
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
FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of rental property and impairments of rental property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. Our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

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
The following table presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to First Potomac Realty Trust	$17,682	$14,010	$16,434	$16,033
Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(6,200)
Net income attributable to common shareholders	14,582	10,910	10,234	9,833
Add: Depreciation and amortization:
Rental property	15,610	14,208	30,714	28,195
Discontinued operations	41	1,786	496	4,708
Unconsolidated joint ventures	1,014	1,317	2,302	2,669
Consolidated joint ventures	—	(53)	—	(104)
Impairment of rental property(1)	3,956	1,446	3,956	1,446
Gain on sale of rental property(2)	(22,514)	(18,947)	(22,568)	(18,947)
Net income attributable to noncontrolling interests in the Operating Partnership	652	474	458	419
FFO available to common shareholders and unitholders	13,341	11,141	25,592	28,219
Dividends on preferred shares	3,100	3,100	6,200	6,200
FFO	$16,441	$14,241	$31,792	$34,419
Weighted average common shares and Operating Partnership units outstanding – diluted	60,850	56,289	60,820	54,703

(1)
Impairment charges of $4.0 million are included in continuing operations in our consolidated statements of operations for both the three and six months ended June 30, 2014. Impairment charges of $1.4 million are included in discontinued operations in our consolidated statements of operations for both the three and six months ended June 30, 2013.

(2)
During the three and six months ended June 30, 2014, we recorded a $21.2 million gain on the sale of Corporate Campus at Ashburn Center, which is reflected in continuing operations in our consolidated statements of operations. The remaining gains on sale of rental property for each of the periods presented are included in discontinued operations in our consolidated statements of operations.

Off-Balance Sheet Arrangements
We are secondarily liable for $7.0 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties we own through unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. See note 7, Investment in Affiliates, in the notes to our condensed consolidated financial statements for more information.

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
We had $718.9 million of debt outstanding at June 30, 2014, of which $257.4 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $161.5 million, was unhedged variable rate debt that consisted of $116.0 million under the unsecured revolving credit facility, a $22.0 million mortgage loan and the $23.5 million outstanding balance under a construction loan. The mortgage loan has a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor and the construction loan has a contractual interest rate of LIBOR plus 2.50%. At June 30, 2014, LIBOR was 0.16%. A change in interest rates of 1% would result in an increase or decrease of $1.4 million in interest expense on our unhedged variable rate debt on an annualized basis.
The table below summarizes our interest rate swap agreements as of June 30, 2014 (dollars in thousands):

Effective Date	Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2011	July 2016	$35,000	LIBOR	1.754%
July 2011	July 2016	25,000	LIBOR	1.763%
July 2011	July 2017	30,000	LIBOR	2.093%
July 2011	July 2017	30,000	LIBOR	2.093%
September 2011	July 2018	30,000	LIBOR	1.660%
January 2012	July 2018	25,000	LIBOR	1.394%
March 2012	July 2017	25,000	LIBOR	1.129%
March 2012	July 2017	12,500	LIBOR	1.129%
March 2012	July 2018	12,500	LIBOR	1.383%
June 2012	July 2017	50,000	LIBOR	0.955%
June 2012	July 2018	25,000	LIBOR	1.135%
Total/Weighted Average		$300,000		1.505%
For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. See note 11, Fair Value Measurements, in the notes to our condensed consolidated financial statements for more information on the fair value of our debt.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of June 30, 2014, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.
Item 1A. Risk Factors
In addition to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, we are subject to the following additional risks:
Effective for the District’s taxable year beginning October 1, 2014, Washington, D.C. may implement a new methodology for assessing office property values, and such methodology may increase the assessed values of office properties in Washington, D.C., thereby increasing office property owners’ tax liabilities and making Washington, D.C. a less attractive market for potential tenants, from whom property tax payments are often recoverable pursuant to market lease terms.
Effective for the District’s taxable year beginning October 1, 2014, Washington, D.C. may implement a new methodology for assessing office property values, which are used to determine the amount of property taxes for which office property owners are liable to the city. The new methodology will use market values to determine property values in lieu of the current system, which analyzes rent, occupancy and other operating data. As of June 30, 2014, we own interests in six office properties (including one property owned through an unconsolidated joint venture) in Washington, D.C., which total 762,000 square feet. Pursuant to typical leases between office property owners and their tenants, property owners may recover property tax expenses from tenants. As a result, increases in property tax liabilities may increase the cost to our tenants of leasing office space in Washington, D.C. This could cause our current, as well as potential future tenants, to seek to lease office space in other markets, which could negatively impact our ability to lease and re-lease space in our Washington, D.C. office buildings at current rates or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the six months ended June 30, 2014. During the six months ended June 30, 2014, no common Operating Partnership units were redeemed for either an equivalent number of our common shares or available cash.

During the six months ended June 30, 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE, which we acquired in 2011. The issuance of the 3,125 common Operating Partnership units satisfied our remaining contingent consideration obligation to the seller of 840 First Street, NE. These common Operating Partnership units were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act (“Regulation D”). Each of the limited partners represented to the Operating Partnership that it was an “accredited investor” as defined in Regulation D and that it was acquiring the common Operating Partnership units for investment purposes. The Operating Partnership issued the units only to the former owners of the property and did not engage in a general solicitation in connection with the issuance.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2014, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
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

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Consolidated balance sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2014 and 2013; and (v) Notes to condensed consolidated financial statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: July 25, 2014	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: July 25, 2014	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer