Form 10-Q
period 2014-09-30
FIRST POTOMAC REALTY TRUST
filed 2014-10-24
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 22, 2014, there were 58,824,061 common shares, par value $0.001 per share, outstanding.

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

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Rental property, net	$1,342,280	$1,203,299
Assets held-for-sale	12,757	45,861
Cash and cash equivalents	11,993	8,740
Escrows and reserves	3,870	7,673
Accounts and other receivables, net of allowance for doubtful accounts of $1,440 and $1,181, respectively	11,029	12,384
Accrued straight-line rents, net of allowance for doubtful accounts of $276 and $92, respectively	31,906	30,332
Notes receivable, net	63,719	54,696
Investment in affiliates	48,008	49,150
Deferred costs, net	43,824	43,198
Prepaid expenses and other assets	8,856	8,279
Intangible assets, net	50,495	38,848
Total assets	$1,628,737	$1,502,460
Liabilities:
Mortgage loans	$301,422	$274,648
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	213,000	99,000
Accounts payable and other liabilities	38,936	41,296
Accrued interest	1,743	1,663
Rents received in advance	7,158	6,118
Tenant security deposits	6,649	5,666
Deferred market rent, net	3,575	1,557
Total liabilities	872,483	729,948

Noncontrolling interests in the Operating Partnership	32,802	33,221
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,815 and 58,704 shares issued and outstanding, respectively	59	59
Additional paid-in capital	913,601	911,533
Noncontrolling interests in a consolidated partnership	942	781
Accumulated other comprehensive loss	(2,777)	(3,836)
Dividends in excess of accumulated earnings	(348,373)	(329,246)
Total equity	723,452	739,291
Total liabilities, noncontrolling interests and equity	$1,628,737	$1,502,460
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental	$33,432	$31,137	$98,503	$92,917
Tenant reimbursements and other	8,571	8,112	26,105	24,322
Total revenues	42,003	39,249	124,608	117,239
Operating expenses:
Property operating	11,222	10,431	34,989	30,174
Real estate taxes and insurance	4,203	4,062	12,844	12,549
General and administrative	4,955	6,346	15,370	16,598
Acquisition costs	1,488	173	2,667	173
Depreciation and amortization	16,000	14,343	46,714	42,538
Impairment of rental property	—	—	3,956	—
Contingent consideration related to property acquisition	—	—	—	75
Total operating expenses	37,868	35,355	116,540	102,107
Operating income	4,135	3,894	8,068	15,132
Other expenses (income)
Interest expense	6,182	7,726	18,096	27,036
Interest and other income	(1,684)	(1,696)	(5,112)	(4,800)
Equity in earnings of affiliates	(412)	(19)	(385)	(54)
Gain on sale of rental property	—	—	(21,230)	—
Loss on debt extinguishment / modification	—	123	—	324
Total other expenses (income)	4,086	6,134	(8,631)	22,506
Income (loss) from continuing operations	49	(2,240)	16,699	(7,374)
Discontinued operations:
Income (loss) from operations	—	107	(1,096)	7,147
Loss on debt extinguishment	—	—	—	(4,414)
Gain on sale of rental property	—	416	1,338	19,363
Income from discontinued operations	—	523	242	22,096
Net income (loss)	49	(1,717)	16,941	14,722
Less: Net loss (income) attributable to noncontrolling interests	131	211	(327)	(196)
Net income (loss) attributable to First Potomac Realty Trust	180	(1,506)	16,614	14,526
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(9,300)
Net (loss) income attributable to common shareholders	$(2,920)	$(4,606)	$7,314	$5,226
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.05)	$(0.09)	$0.12	$(0.30)
Income from discontinued operations	—	0.01	—	0.39
Net (loss) income	$(0.05)	$(0.08)	$0.12	$0.09
Weighted average common shares outstanding:
Basic	58,167	57,969	58,137	54,014
Diluted	58,167	57,969	58,209	54,014
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$49	$(1,717)	$16,941	$14,722
Unrealized gain on derivative instruments	1,910	157	1,231	6,051
Unrealized loss on derivative instruments	—	(1,164)	(125)	—
Total comprehensive income (loss)	1,959	(2,724)	18,047	20,773
Net loss (income) attributable to noncontrolling interests	131	211	(327)	(196)
Net (gain) loss from derivative instruments attributable to noncontrolling interests	(82)	43	(47)	(284)
Comprehensive income (loss) attributable to First Potomac Realty Trust	$2,008	$(2,470)	$17,673	$20,293
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,941	$14,722
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	(1,338)	(19,363)
Loss on debt extinguishment	—	4,414
Depreciation and amortization	496	5,281
Impairment of rental property	—	1,921
Depreciation and amortization	47,514	43,289
Share based compensation	2,817	3,696
Bad debt expense	918	557
Amortization of deferred market rent, net	(43)	29
Amortization of financing costs and discounts	1,073	2,328
Equity in earnings of affiliates	(385)	(54)
Distributions from investments in affiliates	1,229	1,813
Contingent consideration related to acquisition of property	—	75
Contingent consideration payments in excess of fair value at acquisition date	—	(987)
Gain on sale of rental property	(21,230)	—
Loss on debt extinguishment	—	324
Impairment of rental property	3,956	—
Changes in assets and liabilities:
Escrows and reserves	3,809	4,003
Accounts and other receivables	583	2,078
Accrued straight-line rents	(4,893)	(6,267)
Prepaid expenses and other assets	(736)	418
Tenant security deposits	868	876
Accounts payable and accrued expenses	431	(1,605)
Accrued interest	79	(956)
Rents received in advance	931	(2,927)
Deferred costs	(7,606)	(8,242)
Total adjustments	28,473	30,701
Net cash provided by operating activities	45,414	45,423
Cash flows from investing activities:
Investment in note receivable	(9,000)	—
Purchase deposit on future acquisition	—	(2,000)
Proceeds from sale of rental property	85,284	213,145
Principal payments from note receivable	129	60
Change in escrow and reserve accounts	—	(28,175)
Additions to rental property and furniture, fixtures and equipment	(25,464)	(33,477)
Additions to development and redevelopment	(9,295)	(14,252)
Acquisition of rental property and associated intangible assets	(150,731)	—
Contributions to investment in affiliates	(1,653)	(391)
Distributions from investment in affiliates	1,951	—
Net cash (used in) provided by investing activities	(108,779)	134,910
Cash flows from financing activities:
Financing costs	(496)	(2,324)
Issuance of common shares, net	—	105,085
Issuance of debt	209,794	132,199
Payment of deferred acquisition costs and contingent consideration	—	(9,036)
Repayments of debt	(106,127)	(364,367)
Dividends to common shareholders	(26,391)	(24,128)
Dividends to preferred shareholders	(9,300)	(9,300)
Contributions from consolidated joint venture partners	161	250
Distributions to noncontrolling interests in the Operating Partnership	(1,183)	(1,168)
Operating partnership unit redemption	—	(95)
Stock option exercises	160	148
Net cash provided by (used in) financing activities	66,618	(172,736)
Net increase in cash and cash equivalents	3,253	7,597
Cash and cash equivalents, beginning of period	8,740	9,374
Cash and cash equivalents, end of period	$11,993	$16,971
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the nine months ended September 30 is as follows (dollars in thousands):

	2014	2013
Cash paid for interest, net	$16,606	$26,489
Non-cash investing and financing activities:
Debt assumed in connection with the acquisition of rental property	37,269	—
Value of common shares retired to settle employee income tax obligations	383	537
Change in fair value of the outstanding common Operating Partnership units	350	332
Issuance of common Operating Partnership units in connection with the acquisition of rental property	40	—
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(290)	(3,206)
Additions to development and redevelopment	(782)	(974)
Cash paid for interest on indebtedness is net of capitalized interest of $2.8 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014, we acquired three properties at an aggregate purchase price of $188.0 million, including the assumption of a $37.3 million mortgage loan.
Certain of our employees surrendered common shares owned by them valued at $0.4 million and $0.5 million during the nine months ended September 30, 2014 and 2013, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.
Noncontrolling interests in the Operating Partnership are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At September 30, 2014 and 2013, we recorded adjustments of $3.7 million and $3.9 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.
During the nine months ended September 30, 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property. No common Operating Partnership units were required to be issued to satisfy our contingent consideration obligation during the nine months ended September 30, 2013.
During the nine months ended September 30, 2014 and 2013, we accrued $8.2 million and $9.9 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the nine months ended September 30, 2014 and 2013, we accrued $0.8 million and $3.6 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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
We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of September 30, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.
At September 30, 2014, we wholly-owned or had a controlling interest in properties totaling 8.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.4 million square feet of additional development. Our consolidated properties were 87.0% occupied by 581 tenants at September 30, 2014. We did not include square footage that was in development or redevelopment, which totaled 0.3 million square feet at September 30, 2014, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of September 30, 2014, our largest tenant was the U.S. Government, which along with government contractors, accounted for 26% of our total annualized cash basis rent. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of September 30, 2014 and the results of our operations and our comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

(c) Application of New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held-for-sale) that has not been reported in financial statements previously issued or available for issuance. ASU 2014-08 must be applied prospectively. We adopted ASU 2014-08 in the second quarter of 2014. The adoption of ASU 2014-08 did not have a material impact on our condensed consolidated financial statements, though it did and will continue to impact the extent and frequency of presenting discontinued operations within our consolidated statements of operations and note disclosures. The operations of all properties that were sold prior to the adoption of ASU 2014-08 and two other properties, West Park and Patrick Center, which were classified as held-for-sale in previously issued financial statements prior to our adoption of ASU 2014-08 and were subsequently sold, are reflected within discontinued operations in our consolidated statements of operations for all periods presented. For more information, see note 8, Dispositions. All property operations that have been classified as discontinued operations will remain classified within discontinued operations in any future presentation of our consolidated statements of operations.
In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 will not have an impact on our consolidated financial position, results of operations or cash flows.

(d) Rental Property
Rental property is initially recorded at fair value, if acquired in a business combination, or initial cost when constructed or acquired in an asset purchase. Improvements and replacements are capitalized at cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our assets, by class, are as follows:

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
If the building does not qualify as a discontinued operation under ASU 2014-08, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in continuing operations for all periods presented in our consolidated statements of operations. We will classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheet for the period the held-for-sale criteria were met.
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
We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investment in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three and nine months ended September 30, 2014 and 2013. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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
We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the three and nine months ended September 30, 2014 and 2013.

(f) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see note 8, Dispositions. In the second quarter of 2014, we prospectively adopted the requirements under ASU 2014-08, which impacts the presentation of operations and gains or losses from disposed properties. For more information, see note 2(c), Summary of Significant Accounting Policies - Application of New Accounting Standards.

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
The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share:
Income (loss) from continuing operations	$49	$(2,240)	$16,699	$(7,374)
Income from discontinued operations	—	523	242	22,096
Net income (loss)	49	(1,717)	16,941	14,722
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	131	233	(317)	770
Less: Net income from discontinued operations attributable to noncontrolling interests	—	(22)	(10)	(966)
Net income (loss) attributable to First Potomac Realty Trust	180	(1,506)	16,614	14,526
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(9,300)
Net (loss) income attributable to common shareholders	(2,920)	(4,606)	7,314	5,226
Less: Allocation to participating securities	(80)	(103)	(235)	(309)
Net (loss) income attributable to common shareholders	$(3,000)	$(4,709)	$7,079	$4,917
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding:
Basic	58,167	57,969	58,137	54,014
Diluted	58,167	57,969	58,209	54,014
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.05)	$(0.09)	$0.12	$(0.30)
Income from discontinued operations	—	0.01	—	0.39
Net (loss) income	$(0.05)	$(0.08)	$0.12	$0.09

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock option awards	1,103	1,397	1,143	1,455
Non-vested share awards	433	513	401	528
Series A Preferred Shares(1)	12,356	12,183	12,438	11,613
	13,892	14,093	13,982	13,596

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

	September 30, 2014	December 31, 2013
Land and land improvements	$332,466	$294,753
Buildings and improvements	970,832	868,027
Construction in process	102,618	93,269
Tenant improvements	161,006	146,176
Furniture, fixtures and equipment	5,153	5,047
	1,572,075	1,407,272
Less: accumulated depreciation	(229,795)	(203,973)
	$1,342,280	$1,203,299
Development and Redevelopment Activity
We will place redevelopment and development assets into service at the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.4 million square feet of additional building space, of which 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.5 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently anticipate investing approximately $36 million to construct the new building, which excludes approximately $11 million of tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. We currently expect to complete construction of the new building in the fourth quarter of 2016. However, we can provide no assurance regarding the timing, costs or results of the project. At September 30, 2014, our total investment in the development project was $5.4 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of September 30, 2014 in excess of the original cost basis of the land relate to site preparation costs.
On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At September 30, 2014, the total investment in the development project was $54.6 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.
On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At September 30, 2014, we had placed into service 38,000 square feet of the redeveloped space at the property. At September 30, 2014, our total investment in the redevelopment project was $55.4 million, which included the original cost basis of the property of $23.6 million. We will place the remaining 101,000 square feet of vacant space in-service in the fourth quarter of 2014.
Other than the 101,000 square feet of redevelopment at 440 First Street, NW, we had no additional square feet of redevelopment yet to be placed into service at September 30, 2014. At September 30, 2014, we had no completed development that had yet to be placed into service.

(5) Acquisitions

On September 24, 2014, we acquired 11 Dupont Circle, NW, a 153,000 square foot, nine-story, office building in downtown Washington, D.C. for $89.0 million. The acquisition was funded with a draw under our unsecured revolving credit facility.

The fair values of the assets acquired and liabilities assumed in the 11 Dupont Circle, NW acquisition are as follows (dollars in thousands):

September 30, 2014
Land	$15,835
Acquired tenant improvements	3,374
Building and improvements	63,957
In-place leases	3,873
Acquired leasing commissions	1,678
Legal leasing fees	80
Above-market leases acquired	1,420
Total assets acquired	90,217
Below-market leases assumed	(1,217)
Net assets acquired	$89,000
The fair values of the assets acquired and liabilities assumed in 2014 are preliminary as we continue to finalize their acquisition date fair value determination.

At September 30, 2014, our consolidated intangible assets related to 11 Dupont Circle, NW in 2014 were comprised of the following categories: acquired tenant improvements; in-place leases; acquired leasing commissions; legal expenses; and above-market leases, which had an aggregate weighted average amortization period of 5.6 years.

During the second quarter of 2014, we acquired the following properties (dollars in thousands):

Property	Reporting Segment	Acquisition Date	Property Type	Square Feet	Contractual Purchase Price
1401 K Street, NW(1)	Washington, DC	April 8, 2014	Office	117,378	$58,000
1775 Wiehle Avenue	Northern Virginia	June 25, 2014	Office	130,048	$41,000

(1)	The purchase price for 1401 K Street, NW includes the assumption of a $37.3 million mortgage loan.

For the three and nine months ended September 30, 2014, we included $2.7 million and $4.0 million of revenues, and $0.4 million and $1.1 million of net loss, respectively, in our consolidated statements of operations related to the acquisition of 1401 K Street, NW, 1775 Wiehle Avenue and 11 Dupont Circle, NW. We incurred $1.5 million and $2.7 million of acquisition-related due diligence and closing costs during the three and nine months ended September 30, 2014, respectively, and $0.2 million for both the three and nine months ended September 30, 2013.

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information set forth below presents results for the nine months ended September 30, 2014 and 2013 as if the acquisitions of 1401 K Street, NW, 1775 Wiehle Avenue and 11 Dupont Circle, NW had occurred on January 1, 2013. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands, except per share amounts):

	2014	2013
Pro forma total revenues	$136,743	$133,411
Pro forma net income	$19,691	$9,914
Pro forma net income per share - basic and diluted	$0.17	$0.01

(6) Notes Receivable
Below is a summary of our notes receivable (dollars in thousands):

Balance at September 30, 2014
Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
$34,000	$—	$34,000	9.75%	950 F Street, NW
29,767	(48)	29,719	9.0%	America’s Square
$63,767	$(48)	$63,719

Balance at December 31, 2013
Face Amount	Unamortized Origination Fees	Balance	Interest Rate	Property
$25,000	$(130)	$24,870	12.5%	950 F Street, NW
29,896	(70)	29,826	9.0%	America’s Square
$54,896	$(200)	$54,696

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
We recorded interest income of $1.5 million and $4.5 million related to our notes receivable for the three and nine months ended September 30, 2014, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, which is included within “Interest and other income” in our consolidated statements of operations.

We recorded income from the amortization of origination fees of $7 thousand and $25 thousand for the three and nine months ended September 30, 2014, respectively, and $17 thousand and $52 thousand for the three and nine months ended September 30, 2013, respectively. During the first quarter of 2014, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. The amortization and write-off of unamortized fees are recorded within “Interest and other income” in our consolidated statements of operations.
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

	Reporting Segment	Ownership Interest	September 30, 2014	December 31, 2013
Prosperity Metro Plaza	Northern Virginia	51%	$25,466	$24,735
1750 H Street, NW	Washington, D.C.	50%	14,732	16,780
Aviation Business Park	Maryland	50%	5,524	5,008
RiversPark I and II(1)	Maryland	25%	2,286	2,627
			$48,008	$49,150

(1) RiversPark I and RiversPark II are owned through two separate joint ventures.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	September 30, 2014	December 31, 2013
Assets:
Rental property, net	$194,075	$194,240
Cash and cash equivalents	3,686	3,680
Other assets	17,529	15,585
Total assets	215,290	213,505
Liabilities:
Mortgage loans(1)(2)	108,456	106,384
Other liabilities	7,793	5,046
Total liabilities	116,249	111,430
Net assets	$99,041	$102,075

(1)
Of the total mortgage debt that encumbers our unconsolidated properties, $2.8 million is recourse to us. We believe the fair value of the potential liability to us under this guaranty is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(2)	Includes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.
On July 10, 2014, our 50% owned unconsolidated joint venture repaid a $27.9 million mortgage loan that encumbered 1750 H Street, NW, a ten-story, 113,000 square-foot office building located in Washington, D.C. Simultaneously with the repayment, the joint venture entered into a new $32.0 million mortgage loan that has a fixed interest rate of 3.92%, a maturity date of August 1, 2024, and is repayable in full without penalty on or after August 1, 2021. The new loan requires monthly interest-only payments with a constant interest rate over the life of the loan.
On September 26, 2014, our 25% owned unconsolidated joint venture amended a $28.0 million mortgage loan that encumbers Rivers Park I and II, a six-building, 308,000 square-foot business park located in Columbia, Maryland. The amended mortgage loan reduced the variable interest rate spread by 60 basis points and reduced the amount of outstanding principal recourse to us from 25% to 10%. The amended loan matures on September 26, 2017 and is repayable in full without penalty at any time during the term of the loan.

Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in earnings of affiliates.”
The following table summarizes the results of operations of our unconsolidated joint ventures, which due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$5,713	$6,035	$17,245	$18,046
Total operating expenses	(1,818)	(1,879)	(5,738)	(5,649)
Net operating income	3,895	4,156	11,507	12,397
Depreciation and amortization	(2,256)	(2,887)	(7,323)	(8,681)
Other expenses, net	(890)	(1,091)	(2,978)	(3,254)
Net income	$749	$178	$1,206	$462
We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014 and 2013, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

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

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of completed property dispositions whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented:

	Reporting Segment	Disposition Date	Property Type	Square Feet
Owings Mills Business Park	Maryland	10/16/2014	Business Park	180,475
Corporate Campus at Ashburn Center	Northern Virginia	6/26/2014	Business Park	194,184

On October 16, 2014, we sold the four remaining buildings at Owings Mills Business Park for net proceeds of $12.4 million. We recorded an impairment charge of $4.0 million in the second quarter of 2014. We had previously sold two buildings at Owings Mills Business Park in 2012. At September 30, 2014, the four buildings at Owings Mills Business Park met our held-for-sale criteria and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, which totaled $0.2 million, were classified within “Accounts payable and other liabilities” in our consolidated balance sheet. The majority of the assets classified within “Assets held-for sale” as of September 30, 2014, consisted of $2.7 million in land, $11.8 million in building, $1.5 million in tenant improvements and accumulated depreciation of $3.5 million.  The remaining $0.3 million classified within “Assets held-for sale” consisted of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, and prepaid expenses and other assets.

In accordance with ASU 2014-08, which we prospectively adopted during the second quarter of 2014, the operating results and gain on sale of Corporate Campus at Ashburn Center and the operating results and impairment of Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for each of the periods presented. The following table summarizes the aggregate results of operations for two properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$119	$1,317	$2,914	$3,959
Property operating expenses	(155)	(364)	(1,104)	(1,137)
Depreciation and amortization	(209)	(349)	(977)	(1,050)
Impairment of rental property	—	—	(3,956)	—
(Loss) income from operations of disposed property	(245)	604	(3,123)	1,772
Gain on sale of rental property	—	—	21,230	—
Net (loss) income from continuing operations	$(245)	$604	$18,107	$1,772

(b) Discontinued Operations

All properties classified within discontinued operations were sold prior to our adoption of ASU 2014-08 or classified as held-for-sale in previously issued consolidated financial statements prior to our adoption of ASU 2014-08.
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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. We did not dispose of or enter into any binding agreements to sell any other properties during the nine months ended September 30, 2014 and 2013.

The following table summarizes the results of operations of properties included in discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$1,907	$867	$22,081
Net income (loss), before taxes(1)	—	107	(1,096)	2,733
Gain on sale of rental property	—	416	1,338	19,363

(1)	During the first quarter of 2014, we accelerated $1.0 million of unamortized straight-line rent and deferred abatement costs related to the sale of Girard Business Center and Gateway Center.

(9) Debt
Our borrowings consisted of the following (dollars in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans, effective interest rates ranging from 4.40% to 6.63%, maturing at various dates through June 2023(1)	$301,422	$274,648
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.90%, with staggered maturity dates ranging from October 2018 to October 2020(1)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.50%, maturing October 2017(1)	213,000	99,000
	$814,422	$673,648

(1)	At September 30, 2014, LIBOR was 0.16%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(a) Mortgage Loans
The following table provides a summary of our mortgage debt at September 30, 2014 and December 31, 2013 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	September 30, 2014	December 31, 2013
Annapolis Business Center(1)	5.74%	6.25%		June 2014	$—	$8,076
Storey Park(2)(3)	LIBOR + 2.75%	5.80%		October 2014	22,000	22,000
Jackson National Life Loan(4)	5.19%	5.19%		August 2015	65,242	66,116
Hanover Business Center Building D	8.88%	6.63%		August 2015	142	252
Chesterfield Business Center Buildings C, D, G and H	8.50%	6.63%		August 2015	399	681
440 First Street, NW Construction Loan(2)	LIBOR + 2.50%	4.78%		May 2016	23,493	21,699
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	484	638
Hillside I and II	5.75%	4.62%		December 2016	13,051	13,349
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	66,127	67,038
Hanover Business Center Building C	7.88%	6.63%		December 2017	543	653
840 First Street, NE	5.72%	6.01%		July 2020	36,694	37,151
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,732	3,851
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	1,725	1,873
Airpark Business Center	7.45%	6.63%		June 2021	941	1,022
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	29,833	30,249
1401 K Street, NW	4.80%	4.93%		June 2023	37,016	—
		5.06%	(5)		301,422	274,648
Unamortized fair value adjustments					(500)	(663)
Total contractual principal balance					$300,922	$273,985

(1)	The loan was prepaid, without penalty, on May 1, 2014 with borrowings under our unsecured revolving credit facility.

(2)	At September 30, 2014, LIBOR was 0.16%.

(3)
The loan was repaid on October 16, 2014. Simultaneously with the repayment, our 97% owned consolidated joint venture entered into a new $22.0 million land loan with an applicable interest rate of LIBOR plus 2.50%, which matures on October 16, 2016, with a one-year extension at our option.

(4)
At September 30, 2014, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The terms of the loan allow us to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt-service yield.

(5)	Weighted average interest rate on total mortgage debt.

Land Loan
On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us.
Construction Loan
On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $1.8 million in January 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At September 30, 2014, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of September 30, 2014, we were in compliance with all the financial covenants of the Construction Loan.

(b) Unsecured Term Loan
The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at September 30, 2014 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 145 basis points
Tranche B	October 2019	100,000	LIBOR, plus 160 basis points
Tranche C	October 2020	100,000	LIBOR, plus 190 basis points
		$300,000

(1)
At September 30, 2014, LIBOR was 0.16%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. Based on our maximum total indebtedness ratio at September 30, 2014, the applicable interest rate spreads on Tranche A, Tranche B and Tranche C of the unsecured term loan will increase by 20 basis points, 20 basis points and 15 basis points, respectively, in November 2014. For more information, see note 9(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially identical to those contained in our unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of September 30, 2014, we were in compliance with all the financial covenants of the unsecured term loan.
(c) Unsecured Revolving Credit Facility
During the third quarter of 2014, we borrowed $105.0 million under the unsecured revolving credit facility, of which $89.0 million was used to fund the acquisition of 11 Dupont Circle, NW and $16.0 million was used for general corporate purposes. During the third quarter of 2014, we repaid an additional $8.0 million of the outstanding balance under the unsecured revolving credit facility with our portion of the proceeds from the new 1750 H Street, NW mortgage loan and available cash. For the three and nine months ended September 30, 2014, our weighted average borrowings under the unsecured revolving credit facility were $125.9 million and $112.0 million, respectively, with a weighted average interest rate of 1.6% and 1.7%, respectively, compared with weighted average borrowings of $50.4 million and $154.9 million, with a weighted average interest rate of 2.6% and 2.8%, respectively, for the three and nine months ended September 30, 2013, respectively. Our maximum outstanding borrowings were $216.0 million for both the three and nine months ended September 30, 2014 compared with $83.0 million and $245.0 million for the three and nine months ended September 30, 2013, respectively. At September 30, 2014, outstanding borrowings under the unsecured revolving credit facility were $213.0 million with a weighted average interest rate of 1.7%. At September 30, 2014, LIBOR was 0.16% and the applicable spread on our unsecured revolving credit facility was 150 basis points. The available capacity under the unsecured revolving credit facility was $97.1 million as of the date of this filing. We are required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. Based on our leverage ratio at September 30, 2014, the applicable interest rate spread on the unsecured revolving credit facility will increase by 20 basis points in November 2014. For more information, see note 9(e) Debt – Financial Covenants. As of September 30, 2014, we were in compliance with all the financial covenants of the unsecured revolving credit facility.
(d) Interest Rate Swap Agreements
At September 30, 2014, we fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 10, Derivative Instruments, for more information about our interest rate swap agreements.
(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of September 30, 2014, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the Construction Loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at September 30, 2014, the applicable interest rate spread on the unsecured revolving credit facility will increase by 20 basis points and the applicable interest rate spreads on Tranche A, Tranche B and Tranche C of our unsecured term loan will increase by 20 basis points, 20 basis points and 15 basis points, respectively, in November 2014.

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

At September 30, 2014, we fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt through eleven interest rate swap agreements that are summarized below (dollars in thousands):

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

Our interest rate swap agreements are designated as cash flow hedges and we record any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the three and nine months ended September 30, 2014 and 2013.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive loss as an increase to interest expense of $1.0 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we estimated that $2.8 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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
In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Balance at September 30, 2014	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$12,500	$—	$12,500	$—
Recurring Measurements:
Derivative instrument-swap assets	451	—	451	—
Derivative instrument-swap liabilities	3,371	—	3,371	—
	Balance at December 31, 2013	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$2,909	$—	$2,909	$—
Recurring Measurements:
Derivative instrument-swap assets	551	—	551	—
Derivative instrument-swap liabilities	4,576	—	4,576	—
We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2014 and 2013. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the nine months ended September 30, 2014 and 2013.
Impairment of Real Estate Assets
We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.
On October 16, 2014, we sold the four remaining buildings at Owings Mills Business Park, which was located in our Maryland reporting segment. Based on the anticipated sales price of the four buildings that were subsequently sold, we recorded an impairment charge of $4.0 million in the second quarter of 2014.
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
The carrying value and estimated fair value of our financial assets and liabilities are as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$63,719	$63,767	$54,696	$56,812
Financial Liabilities:
Mortgage debt	$301,422	$289,647	$274,648	$262,873
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	213,000	213,000	99,000	99,000
Total	$814,422	$802,647	$673,648	$661,873

(1)
The principal amount of our notes receivable was $63.8 million and $54.9 million at September 30, 2014 and December 31, 2013, respectively. On January 10, 2014, we amended the 950 F Street, NW mezzanine loan and increased the outstanding balance to $34.0 million.

(12) Equity
On October 21, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on November 17, 2014 to common shareholders of record as of November 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on November 17, 2014 to preferred shareholders of record as of November 6, 2014.
On July 22, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on August 15, 2014 to common shareholders of record as of August 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend was paid on August 15, 2014 to preferred shareholders of record as of August 6, 2014. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.
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
As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2013	$738,510	$781	$739,291	$33,221
Net income	16,614	—	16,614	327
Changes in ownership, net	2,018	161	2,179	390
Distributions to owners	(35,691)	—	(35,691)	(1,183)
Other comprehensive income	1,059	—	1,059	47
Balance at September 30, 2014	$722,510	$942	$723,452	$32,802

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2012	$658,765	$3,728	$662,493	$34,367
Net income (loss)	14,526	(20)	14,506	216
Changes in ownership, net	107,836	249	108,085	273
Distributions to owners	(33,428)	—	(33,428)	(1,168)
Other comprehensive income	5,767	—	5,767	284
Balance at September 30, 2013	$753,466	$3,957	$757,423	$33,972

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2014	2013
Beginning balance at January1,	$(3,836)	$(10,917)
Net unrealized gain on derivative instruments	1,106	6,051
Net gain attributable to noncontrolling interests	(47)	(284)
Ending balance at September 30,	$(2,777)	$(5,150)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at September 30, 2014, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be approximately $30.9 million. At September 30, 2014 and December 31, 2013, we recorded adjustments of $3.7 million and $3.3 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At December 31, 2013, 2,627,452 of the total common Operating Partnership units, or 4.3%, were not owned by us. During the first quarter of 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property. As a result, 2,630,577 of the total common Operating Partnership units, or 4.3%, were not owned by us at September 30, 2014. There were no common Operating Partnership units redeemed for common shares or cash during the nine months ended September 30, 2014.
(b) Noncontrolling Interests in a Consolidated Partnership

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net loss (income) attributable to noncontrolling interests” in our consolidated statements of operations.
On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound, which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At September 30, 2014, the total investment in the development project was $54.6 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

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

The results of operations of our four reporting segments for the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	Three Months Ended September 30, 2014
	Washington, D.C.(1)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	42	49	38	135
Square feet	815,093	2,179,366	3,020,975	2,852,212	8,867,646
Total revenues	$8,489	$11,154	$13,309	$9,051	$42,003
Property operating expense	(2,496)	(2,540)	(3,121)	(3,065)	(11,222)
Real estate taxes and insurance	(1,278)	(956)	(1,228)	(741)	(4,203)
Total property operating income	$4,715	$7,658	$8,960	$5,245	$26,578
Depreciation and amortization expense					(16,000)
General and administrative					(4,955)
Acquisition costs					(1,488)
Other expenses					(4,086)
Net income					$49
Capital expenditures(2)	$5,320	$1,875	$1,516	$2,001	$10,767

	Three Months Ended September 30, 2013
	Washington, D.C.(3)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	3	53	51	38	145
Square feet	502,690	2,544,481	3,085,740	2,852,240	8,985,151
Total revenues	$6,963	$10,207	$13,231	$8,848	$39,249
Property operating expense	(1,591)	(2,775)	(3,088)	(2,977)	(10,431)
Real estate taxes and insurance	(1,151)	(837)	(1,372)	(702)	(4,062)
Total property operating income	$4,221	$6,595	$8,771	$5,169	$24,756
Depreciation and amortization expense					(14,343)
General and administrative					(6,346)
Acquisition costs					(173)
Other expenses					(6,134)
Income from discontinued operations					523
Net loss					$(1,717)
Capital expenditures(2)	$4,758	$2,662	$2,798	$1,979	$12,609

	Nine Months Ended September 30, 2014
	Washington, D.C.(1)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$23,256	$34,025	$40,122	$27,205	$124,608
Property operating expense	(6,889)	(8,913)	(10,203)	(8,984)	(34,989)
Real estate taxes and insurance	(3,579)	(2,934)	(4,217)	(2,114)	(12,844)
Total property operating income	$12,788	$22,178	$25,702	$16,107	$76,775
Depreciation and amortization expense					(46,714)
General and administrative					(15,370)
Acquisition costs					(2,667)
Impairment of rental property					(3,956)
Other income					8,631
Income from discontinued operations					242
Net income					$16,941
Total assets(4)(5)	$501,536	$375,399	$437,909	$228,655	$1,628,737
Capital expenditures(2)	$16,702	$6,966	$3,876	$6,173	$34,410

	Nine Months Ended September 30, 2013
	Washington, D.C.(3)	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$21,730	$30,828	$38,589	$26,092	$117,239
Property operating expense	(4,831)	(7,873)	(9,222)	(8,248)	(30,174)
Real estate taxes and insurance	(3,746)	(2,473)	(4,302)	(2,028)	(12,549)
Total property operating income	$13,153	$20,482	$25,065	$15,816	$74,516
Depreciation and amortization expense					(42,538)
General and administrative					(16,598)
Acquisition costs					(173)
Contingent consideration related to acquisition of property					(75)
Other expenses					(22,506)
Income from discontinued operations					22,096
Net income					$14,722
Total assets(4)(5)	$334,427	$406,789	$426,839	$230,390	$1,511,283
Capital expenditures(2)	$17,543	$10,597	$11,100	$7,513	$47,729

(1)	Includes occupied space at 440 First Street, NW and excludes Storey Park, which was placed in development in the third quarter of 2013.

(2)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $55 and $412 for the three months ended September 30, 2014 and 2013, respectively, and $693 and $976 for the nine months ended September 30, 2014 and 2013, respectively.

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

(5)	Corporate assets not allocated to any of our reportable segments totaled $85,238 and $112,838 at September 30, 2014 and 2013, respectively.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of September 30, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At September 30, 2014, we wholly-owned or had a controlling interest in properties totaling 8.9 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.4 million square feet of additional development. Our consolidated properties were 87.0% occupied by 581 tenants at September 30, 2014. We did not include square footage that was in development or redevelopment in our occupancy calculation, which totaled 0.3 million square feet at September 30, 2014. We derive substantially all of our revenue from leases of space within our properties. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Executive Summary
For the three months ended September 30, 2014, we had net income of $49 thousand compared with a net loss of $1.7 million for the same period in 2013. For the nine months ended September 30, 2014, net income was $16.9 million, which was due to a $21.2 million gain on the sale of Corporate Campus at Ashburn Center in the second quarter of 2014, compared with net income of $14.7 million for the nine months ended September 30, 2013, which was due to a $19.2 million gain on the sale of our industrial portfolio in the second quarter of 2013.
Funds From Operations (“FFO”) increased for the three months ended September 30, 2014 compared with the same period in 2013 due to an increase in net operating income and a reduction in interest expense, as we decreased the weighted average interest rate on our total outstanding debt by 95 basis points since September 30, 2013. FFO decreased for the nine months ended September 30, 2014 compared with the same period in 2013 due to a reduction in net operating income, primarily as a result of selling our industrial portfolio. The reduction in net operating income from the industrial portfolio sale for the nine months ended September 30, 2014 was partially offset by improvements in net operating income on a same-property basis.
FFO is a non-GAAP financial measure. For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”
Significant Activity

•	Executed 733,000 square feet of leases, including 389,000 square feet of new leases.

•	Increased leased percentage in consolidated portfolio to 90.6% from 87.4% at September 30, 2013.

•
In September, acquired 11 Dupont Circle, NW, a 153,000 square foot, nine-story, fully leased office building located in downtown Washington, D.C., for $89.0 million, bringing the aggregate purchase price of acquisitions for the year to $188.0 million.

•
In October, sold the four remaining buildings at Owings Mills Business Park, which totaled 180,500 square feet, for net proceeds of $12.4 million, bringing aggregate net proceeds from dispositions for the year to $97.7 million.

Richmond Portfolio Sale
Consistent with our previously disclosed capital recycling strategy, we are actively marketing our Richmond, Virginia portfolio for sale, which includes Chesterfield Business Center, Hanover Business Center, Park Central, and Virginia Technology Center, and in the aggregate is comprised of 19 buildings totaling 828,000 square feet. We anticipate closing the sale late in the fourth quarter of 2014 or early 2015. However, we can provide no assurances regarding the timing or pricing of the sale of the Richmond Portfolio, or that the sale will occur at all.
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

Properties:
The following sets forth certain information about our properties by segment as of September 30, 2014 (including properties in development and redevelopment, dollars in thousands):
WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at September 30, 2014(3)	Occupied at September 30, 2014(3)
Office
440 First Street, NW(4)	1	Capitol Hill	37,996	$1,145	100.0%	100.0%
500 First Street, NW	1	Capitol Hill	129,035	4,647	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,161	97.7%	97.7%
1211 Connecticut Avenue, NW	1	CBD	129,298	3,513	90.5%	64.0%
1401 K Street, NW	1	East End	117,378	3,438	90.8%	88.1%
11 Dupont Circle, NW	1	CBD	152,850	5,317	100.0%	100.0%
Total/Weighted Average	6		815,093	25,221	96.5%	91.9%
Development and Redevelopment
440 First Street, NW(4)	—	Capitol Hill	101,271	—
Storey Park(5)	—	NoMA	—	—
Total Development and Redevelopment	—		101,271	—
Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,235	3,916	100.0%	95.8%
Region Total/Weighted Average	7		1,029,599	$29,137	96.9%	92.4%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

(4)
On October 25, 2013, we substantially completed the redevelopment of the property. At September 30, 2014, we had placed in-service approximately 38,000 square feet of the redeveloped space. The property has approximately 101,000 square feet remaining in redevelopment, which will be placed in-service in the fourth quarter of 2014.

(5)
The property was acquired through a consolidated joint venture in which we have a 97% controlling economic interest. The property was placed into development on September 1, 2013. The joint venture anticipates developing a mixed-used project on the 1.6 acre site, which can accommodate up to 712,000 square feet. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2014	Occupied at September 30, 2014
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,188	100.0%	100.0%
Gateway 270 West	6	Clarksburg	253,916	3,161	88.5%	74.0%
Owings Mills Business Park(3)	4	Owings Mills	180,475	1,136	53.7%	53.7%
Rumsey Center	4	Columbia	135,047	1,409	94.7%	92.1%
Snowden Center	5	Columbia	145,267	2,316	100.0%	100.0%
Total Business Park	26		1,027,551	12,210	88.3%	84.4%
Office
Annapolis Business Center	2	Annapolis	101,113	1,937	100.0%	100.0%
Metro Park North	4	Rockville	191,211	2,782	87.3%	87.3%
Cloverleaf Center	4	Germantown	173,766	2,185	73.0%	73.0%
Hillside I and II(4)	2	Columbia	63,709	598	67.5%	62.2%
TenThreeTwenty	1	Columbia	138,854	1,974	96.0%	81.9%
Redland Corporate Center	3	Rockville	483,162	12,248	100.0%	100.0%
Total Office	16		1,151,815	21,724	91.5%	89.5%
Total Consolidated	42		2,179,366	33,934	90.0%	87.1%
Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,179	66.2%	42.3%
RiversPark I and II	6	Columbia	307,984	4,177	94.7%	94.7%
Total Joint Ventures	9		428,269	5,356	86.7%	80.0%
Region Total/Weighted Average	51		2,607,635	39,290	89.5%	86.0%

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

(3)
Owings Mills Business Park consists of the following properties: Owings Mills Business Center and Owings Mills Commerce Center. On October 16, 2014, we sold the four remaining buildings at Owings Mills Business Park for net proceeds of $12.4 million.

(4)	Excludes 21,922 square feet of space that was placed into redevelopment during the first quarter of 2014.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2014	Occupied at September 30, 2014
Business Park
Gateway Centre Manassas	3	Manassas	102,446	$856	86.6%	60.5%
Linden Business Center	3	Manassas	109,787	1,048	96.2%	96.2%
Prosperity Business Center	1	Merrifield	71,373	794	92.5%	92.5%
Sterling Park Business Center(2)	7	Sterling	471,835	4,387	96.5%	94.8%
Total Business Park	14		755,441	7,085	94.7%	90.1%
Office
Atlantic Corporate Park(3)	2	Sterling	219,374	3,191	81.3%	43.9%
Cedar Hill	2	Tysons Corner	102,632	2,198	100.0%	100.0%
Herndon Corporate Center	4	Herndon	127,887	1,589	84.9%	84.9%
Enterprise Center	4	Chantilly	189,331	2,921	88.4%	85.7%
One Fair Oaks	1	Fairfax	214,214	5,422	100.0%	100.0%
Reston Business Campus	4	Reston	82,398	798	66.1%	53.7%
1775 Wiehle Avenue	1	Reston	130,048	2,796	100.0%	100.0%
Three Flint Hill	1	Oakton	180,819	3,405	96.3%	96.3%
Van Buren Office Park	5	Herndon	106,873	869	66.7%	66.7%
Windsor at Battlefield	2	Manassas	155,511	2,082	92.0%	92.0%
Total Office	26		1,509,087	25,271	89.1%	82.6%
Industrial
Newington Business Park Center	7	Lorton	255,567	2,373	85.0%	82.0%
Plaza 500	2	Alexandria	500,880	5,177	96.7%	96.7%
Total Industrial	9		756,447	7,550	92.7%	91.7%
Total Consolidated	49		3,020,975	39,906	91.4%	86.8%

Development
Northern Virginia land(4)	—		167,360	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,519	7,348	93.0%	93.0%
Region Total/Weighted Average	51		3,514,854	47,254	91.5%	87.4%

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

(4)
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in Northern Virginia on vacant land that we have in our portfolio. We currently expect to complete construction of the new building in the fourth quarter of 2016. However, we can provide no assurance regarding the timing, costs or results of the project.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2014	Occupied at September 30, 2014
RICHMOND(2)
Business Park
Chesterfield Business Center(3)	11	Richmond	320,189	$1,854	86.2%	74.5%
Hanover Business Center	4	Ashland	184,032	865	70.0%	68.5%
Park Central	3	Richmond	204,696	2,196	93.3%	93.3%
Virginia Technology Center	1	Glen Allen	118,983	1,290	79.1%	79.1%
Total Richmond	19		827,900	6,205	83.3%	78.5%
NORFOLK
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	811	100.0%	100.0%
Crossways Commerce Center(4)	9	Chesapeake	1,082,753	11,338	94.8%	94.8%
Greenbrier Business Park(5)	4	Chesapeake	411,253	4,066	81.9%	72.6%
Norfolk Commerce Park(6)	3	Norfolk	262,010	2,643	94.0%	92.3%
Total Business Park	17		1,852,736	18,858	92.1%	89.8%
Office
Greenbrier Towers	2	Chesapeake	171,576	1,637	76.9%	75.4%
Total Norfolk	19		2,024,312	20,495	90.8%	88.5%
Region Total/Weighted Average	38		2,852,212	26,700	88.6%	85.6%

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

(2)
We are actively marketing our Richmond, Virginia portfolio for sale. We anticipate closing the sale late in the fourth quarter of 2014 or early 2015. However, we can provide no assurances regarding the timing or pricing of the sale of the Richmond Portfolio, or that the sale will occur at all.

(3)	Chesterfield Business Center consists of the following properties: Airpark Business Center, Chesterfield Business Center and Pine Glen.

(4)
Crossways Commerce Center consists of the following properties: Coast Guard Building, Crossways Commerce Center I, Crossways Commerce Center II, Crossways Commerce Center IV and 1434 Crossways Boulevard.

(5)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.

(6)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

Development and Redevelopment Activity

We place redevelopment and development assets into service at the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.4 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.5 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently anticipate investing approximately $36 million to construct the new building, which excludes approximately $11 million of tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. We expect to complete construction of the new building in the fourth quarter of 2016. However, we can provide no assurance regarding the timing, costs or results of the project. At September 30, 2014, our total investment in the development project was $5.4 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of September 30, 2014 in excess of the original cost basis of the land relate to site preparation costs.
On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At September 30, 2014, the total investment in the development project was $54.6 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.
On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At September 30, 2014, we had placed into service 38,000 square feet of the redeveloped space at the property. At September 30, 2014, our total investment in the redevelopment project was $55.4 million, which included the original cost basis of the property of $23.6 million. We will place the remaining 101,000 square feet of vacant space into service in the fourth quarter of 2014.
Other than the 101,000 square feet of redevelopment at 440 First Street, NW, we had no additional square feet of redevelopment yet to be placed in service at September 30, 2014. At September 30, 2014, we had no completed development that had yet to be placed in service.
Lease Expirations

Approximately 0.8% of our annualized cash basis rent, excluding month-to-month leases (which represent 0.2% of our annualized cash basis rent), is scheduled to expire during the remainder of 2014. We expect replacement rents on leases expiring in the last quarter of 2014 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit and we deem it prudent we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the third quarter of 2014, we delivered positive net absorption of approximately 108,000 square feet and had a tenant retention rate of 79%. After reflecting all the renewal leases on a triple-net equivalent basis to allow for comparability, the weighted average rental rate of our renewed leases increased 5.5% and 4.0% for the three and nine months ended September 30, 2014, respectively, compared with the expiring leases on a U.S. generally accepted accounting principles (“GAAP”) basis. During the third quarter of 2014, we executed new leases for 389,000 square feet, of which less than half contained rent escalations, which was primarily due to a 167,000 square foot lease with the U.S. Government at a to-be-constructed building in Northern Virginia on vacant land that we have in our portfolio.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the nine months ended September 30, 2014:

	New	Renewal
Tenant improvements (per rentable square foot)	$32.13	$4.42
Leasing commissions (per rentable square foot)	$8.73	$1.97

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of September 30, 2014 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	4	21,927	0.3%	$239	0.2%	$10.91
2014	16	77,373	1.0%	1,047	0.8%	13.54
2015	106	611,883	7.6%	9,029	7.2%	14.76
2016	107	800,220	10.0%	13,358	10.6%	16.69
2017	114	1,351,580	16.8%	20,699	16.5%	15.31
2018	87	932,679	11.6%	13,524	10.8%	14.50
2019	89	1,006,178	12.5%	13,661	10.9%	13.58
2020	72	1,146,782	14.3%	15,942	12.7%	13.90
2021	32	293,658	3.7%	4,056	3.2%	13.81
2022	34	291,917	3.6%	4,413	3.5%	15.12
2023	18	558,597	7.0%	11,989	9.5%	21.46
Thereafter	66	943,928	11.6%	17,805	14.1%	18.86
Total / Weighted Average	745	8,036,722	100.0%	$125,762	100.0%	$15.65

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents Annualized Cash Basis Rent at September 30, 2014 divided by the square footage of the expiring leases.

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

Investments in Real Estate and Real Estate Entities

Rental property is initially recorded at fair value, if acquired in a business combination, or initial cost when constructed or acquired in an asset purchase. Improvements and replacements are capitalized at cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our assets, by class, are as follows:

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
If the building does not qualify as a discontinued operation under ASU 2014-08 we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in continuing operations for all periods presented in our consolidated statements of operations. We will classify the assets and related liabilities related to the building as held-for-sale in our consolidated balance sheet for the period the held-for-sale criteria were met.
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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during the three and nine months ended September 30, 2014 and 2013. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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
Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 with the Three and Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014, we acquired 11 Dupont Circle, NW, 1775 Wiehle Avenue and 1401 K Street, NW for an aggregate purchase price of $188.0 million. During 2013, we acquired a building at Redland Corporate Center for $30.0 million. For the discussion below, these four properties will collectively be referred to as the “Acquired Properties.”

During the second quarter of 2014, we sold Corporate Campus at Ashburn Center, which was subsequent to our adoption of ASU 2014-08. In accordance with ASU 2014-08, the operating results and gain on sale of Corporate Campus at Ashburn Center are reflected in continuing operations in our consolidated statements of operations. In August 2013, we placed Storey Park into development at the conclusion of its sole tenant’s lease. In October 2013, we substantially completed the redevelopment of 440 First Street, NW, a 139,000 square foot property. As of September 30, 2014, we had placed into service 38,000 square feet of the redeveloped space at 440 First Street, NW. For the discussion below, Corporate Campus at Ashburn Center, Storey Park and 440 First Street, NW are collectively referred to as the “Non-Comparable Properties.”

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

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.
Total Revenues
Total revenues are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
Rental	$33,432	$31,137	$98,503	$92,917	$2,295	7%	$5,586	6%
Tenant reimbursements and other	$8,571	$8,112	$26,105	$24,322	$459	6%	$1,783	7%
Rental Revenue
Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $2.3 million and $5.6 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 due to the Acquired Properties, which contributed $3.3 million and $6.1 million of additional rental revenue for the three and nine months ended September 30, 2014, respectively. The increase in rental revenue attributable to the Acquired Properties was partially offset by a decrease in rental revenue from the Non-Comparable Properties, which had a decrease in rental revenue of $0.8 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Rental revenue for the Comparable Portfolio decreased $0.2 million for the three months ended September 30, 2014 compared with 2013 due to the accelerated amortization of straight-line rents and deferred abatement costs due to the impending sale of Owings Mills Business Park, which was subsequently sold on October 16, 2014, and increased $1.0 million for the nine months ended September 30, 2014 compared with 2013 due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 85.8% and 85.7% for the three and nine months ended September 30, 2014, respectively, compared with 84.6% and 83.3%, respectively, for the same periods in 2013.
The increase in rental revenue for the three and nine months ended September 30, 2014 compared with the same periods in 2013 includes $1.2 million and $1.8 million, respectively, for Washington, D.C., $0.8 million and $2.4 million, respectively, for Maryland, and $0.4 million and $1.1 million, respectively, for Northern Virginia. Rental revenue for Southern Virginia decreased $0.1 million for the three months ended September 30, 2014 compared with 2013 and increased $0.3 million for the nine months ended September 30, 2014 compared with 2013. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if rental revenue will continue to increase during 2014 compared with 2013.
Tenant Reimbursements and Other Revenues
Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues such as lease termination payments, parking revenue, and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $0.5 million and $1.8 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. For the three and nine months ended September 30, 2014, the Acquired Properties contributed an additional $0.5 million and $1.3 million, respectively, in tenant reimbursements and other revenues compared with the same periods in 2013. Tenant reimbursements and other revenues decreased $0.3 million and $0.7 million for the Non-Comparable Properties for the three and nine months ended September 30, 2014, respectively, compared with 2013. For the three and nine months ended September 30, 2014, tenant reimbursements and other revenues for the Comparable Portfolio increased $0.3 million, due to a termination fee received in 2014, and $1.2 million, due to an increase in recoverable snow and ice removal costs in the first quarter of 2014, respectively.
The increase in tenant reimbursements and other revenues for the three and nine months ended September 30, 2014 compared with the same periods in 2013 includes $0.2 million and $0.8 million, respectively, for Maryland, and $0.3 million and $0.8 million, respectively, for Southern Virginia. Tenant reimbursements and other revenues for Washington, D.C. increased $0.3 million for the three months ended September 30, 2014 compared with 2013 and decreased $0.3 million for the nine months ended September 30, 2014 compared with 2013, as a tenant at Storey Park vacated in August 2013 and the property was subsequently placed into development. Tenant reimbursements and other revenues for Northern Virginia decreased $0.3 million for the three months ended September 30, 2014 compared with 2013 and increased $0.5 million for the nine months ended September 30, 2014 compared with 2013. We anticipate full-year tenant reimbursements and other revenues will be greater than full-year 2013 tenant reimbursements and other revenues due to an increase in recoverable snow and ice removal costs during the first quarter of 2014.
Total Expenses
Property Operating Expenses
Property operating expenses are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
Property operating	$11,222	$10,431	$34,989	$30,174	$791	8%	$4,815	16%
Real estate taxes and insurance	$4,203	$4,062	$12,844	$12,549	$141	3%	$295	2%

Property operating expenses increased $0.8 million and $4.8 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. The increase is due to the Acquired Properties, which contributed $1.1 million and $2.4 million of additional property operating expenses for the three and nine months ended September 30, 2014, respectively. For the Non-Comparable Properties, property operating expense increased $0.1 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. For the Comparable Portfolio, property operating expenses decreased $0.4 million for the three months ended September 30, 2014 compared with 2013 due to a decrease in utility expense as a result of a decrease in utility usage at certain properties. Property operating expenses increased $1.7 million for the Comparable Portfolio for the nine months ended September 30, 2014 compared with 2013 primarily due to an increase in snow and ice removal costs and an increase in utility costs related to the colder temperatures during the first quarter of 2014.

The increase in property operating expenses for the three and nine months ended September 30, 2014 compared with the same periods in 2013 includes $0.9 million and $2.1 million, respectively, for Washington, D.C., $0.1 million and $1.0 million, respectively, for Northern Virginia, and $0.1 million and $0.7 million, respectively, for Southern Virginia. Property operating expenses for Maryland decreased $0.3 million for the three months ended September 30, 2014 compared with 2013 and increased $1.0 million for the nine months ended September 30, 2014 compared with 2013. We anticipate full-year 2014 property operating expenses will be greater than full-year 2013 property operating expenses due to the increase in snow and ice removal costs during the first quarter of 2014.
Real estate taxes and insurance expense increased $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. The Acquired Properties contributed $0.4 million and $0.9 million of additional real estate taxes and insurance expense for the three and nine months ended September 30, 2014, respectively. Real estate taxes and insurance expense for the Non-Comparable Properties decreased $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, compared with 2013. For the Comparable Portfolio, real estate taxes and insurance expense decreased $0.1 million for the three months ended September 30, 2014 compared with 2013, due to lower real estate tax assessments in the Northern Virginia region, and remained relatively flat for the nine months ended September 30, 2014 compared with 2013.
Real estate taxes and insurance expense for Maryland increased $0.1 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Real estate taxes and insurance expense for Southern Virginia slightly increased for the three months ended September 30, 2014 compared with 2013 and increased $0.1 million for the nine months ended September 30, 2014 compared with 2013. Real estate taxes and insurance expense for Northern Virginia decreased $0.1 million for both the three and nine months ended September 30, 2014 compared with 2013. Real estate taxes and insurance expense for Washington, D.C. increased $0.1 million for the three months ended September 30, 2014 compared with 2013 and decreased $0.2 million for the nine months ended September 30, 2014 compared with 2013. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if real estate taxes and insurance expense will continue to increase during 2014 compared with 2013.
Other Operating Expenses
General and administrative expenses are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$4,955	$6,346	$15,370	$16,598	$(1,391)	(22)%	$(1,228)	(7)%
General and administrative expenses decreased $1.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, primarily due to personnel separation costs of $1.8 million incurred during both the three and nine months ended September 30, 2013. The decrease in general and administrative expenses for the nine months ended September 30, 2014 compared with 2013 was also attributed to a decrease in legal fees as we incurred $0.3 million of legal fees associated with an informal SEC inquiry during the first quarter of 2013. The decrease in general and administrative expenses for the three and nine months ended September 30, 2014 compared with 2013 was partially offset by an increase in employee compensation costs. We currently anticipate that general and administrative expenses will continue to decrease in 2014 compared with 2013 as we expect an overall decline in legal fees in 2014 compared with 2013 and do not expect to incur any personnel separation costs in 2014. However, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2014.
Acquisition costs are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$1,488	$173	$2,667	$173	$1,315	NM	$2,494	NM

Acquisition costs increased $1.3 million and $2.5 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. During the third quarter of 2014, we acquired an office building in

Washington, D.C. for $89.0 million. During the second quarter of 2014, we acquired two office buildings, one located in Washington D.C. and the other located in Northern Virginia, for an aggregate purchase price of $99.0 million. We did not acquire any properties during the three and nine months ended September 30, 2013. However, we incurred acquisition costs during the three and nine months ended September 30, 2013 for a building at Redland Corporate Center, which was acquired on October 1, 2013.

Depreciation and amortization expense is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$16,000	$14,343	$46,714	$42,538	$1,657	12%	$4,176	10%
Depreciation and amortization expense includes depreciation of rental property and amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $1.7 million and $4.2 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 due to the Acquired Properties, which contributed additional depreciation and amortization expense of $2.0 million and $3.9 million, respectively. Depreciation and amortization expense related to the Non-Comparable Properties decreased $0.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. For the Comparable Portfolio, depreciation and amortization expense increased $0.3 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 due to additional leasing and tenant improvement costs related to the increase in occupancy in our portfolio. Due to the timing of acquisitions and dispositions in 2014, which may or may not occur for the remainder of 2014, we cannot determine if depreciation expense will continue to increase during 2014 compared with 2013.

Impairment of rental property is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$—	$—	$3,956	$—	$—	—	$3,956	—

On October 16, 2014, we sold the four remaining buildings at Owings Mills Business Park, which is located in our Maryland reporting segment. We recorded an impairment charge of $4.0 million in the second quarter of 2014. We did not record any other impairment charges within continuing operations for the three and nine months ended September 30, 2014 and 2013.

Contingent consideration related to acquisition of property is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$—	$—	$—	$75	$—	—	$(75)	(100)%

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

Other Expenses (Income)
Interest expense is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$6,182	$7,726	$18,096	$27,036	$(1,544)	(20)%	$(8,940)	(33)%

At September 30, 2014, we had $814.4 million of debt outstanding with a weighted average interest rate of 3.6% compared with $659.0 million of debt outstanding with a weighted average interest rate of 4.5% at September 30, 2013.
Interest expense decreased $1.5 million and $8.9 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, primarily due to decreasing the weighted average interest rate on our total outstanding debt by 95 basis points from September 30, 2013. We amended and restated our unsecured revolving credit facility and unsecured term loan in October 2013, which reduced our LIBOR spreads to current market rates. For the three and nine months ended September 30, 2014, our weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $425.9 million and $412.0 million, respectively, with a weighted average interest rate of 1.8% for both periods, compared with weighted average borrowings of $350.4 million and $454.9 million for the three and nine months ended September 30, 2013, respectively, with a weighted average interest rate of 2.5% and 2.6%, respectively. In addition, interest expense decreased for the three and nine months ended September 30, 2014 due to a decrease in mortgage interest expense as we have repaid over $100 million of mortgage debt since January 1, 2013 and reduced the weighted average interest rate applicable to our existing mortgage debt.
We anticipate that interest expense will continue to decline in 2014 compared with 2013 as a result of reducing both our weighted average debt outstanding and the applicable interest rates associated with our unsecured revolving credit facility and our unsecured term loan.
Interest and other income are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$1,684	$1,696	$5,112	$4,800	$(12)	(1)%	$312	7%

In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., which is secured by a portion of the owners’ interest in the property. On January 10, 2014, we amended and restated the loan to increase the outstanding balance to $34.0 million, and reduced the fixed interest rate from 12.5% to 9.75%. As part of amending the loan, we wrote-off $0.1 million of unamortized financing fees related to the origination of the mezzanine loan, which increased interest and other income for the nine months ended September 30, 2014 compared with the same period in 2013. In April 2011, we provided a $30.0 million mezzanine loan to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C., which has a fixed interest rate of 9.0%. In May 2013, the loan began requiring monthly principal payments, which will reduce the outstanding balance of the loan. We recorded interest and other income related to these loans of $1.6 million and $4.7 million for the three and nine months ended September 30, 2014, respectively, compared with $1.5 million and $4.5 million for the three and nine months ended September 30, 2013, respectively.
In January 2013, we subleased 5,000 square feet of our corporate headquarters, and subleased an additional 2,700 square feet of our corporate headquarters at the end of the first quarter of 2014. We recognized income of $0.1 million and $0.2 million for both the three and nine months ended September 30, 2014 and 2013 associated with these subleases, which is reflected within “Interest and other income” in our consolidated statements of operations.
We anticipate interest and other income will continue to increase in 2014 compared with 2013 due to a full-year impact of the higher outstanding balance on the 950 F Street, NW mezzanine loan and the subleasing of additional corporate office space in 2014.

Equity in earnings of affiliates is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$412	$19	$385	$54	$393	NM	$331	NM

Equity in earnings of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest. The increase in income from our unconsolidated joint ventures is due to an increase in income from Prosperity Metro Plaza, which was due to an increase in occupancy, and Aviation Business Park, which recorded a gain from the reversal of a potential contingent consideration obligation as the time period contractually prescribed to achieve the metric creating the obligation had expired.

Gain on sale of rental property is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$—	$—	$21,230	$—	$—	—	$21,230	—

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building, 194,000 square foot single-story business park, which is located in Ashburn, Virginia, for net proceeds of $39.9 million and reported a gain on the sale of the property of $21.2 million in the second quarter. We used the net proceeds from the sale, together with available cash, to acquire 1775 Wiehle Avenue. In accordance with new accounting standards, the operating results and gain on the sale of the Corporate Campus at Ashburn Center are reflected in continuing operations in our consolidated statements of operations for each of the periods presented. We did not record any gain on sale of rental property within continuing operations during the three and nine months ended September 30, 2013.

Loss on debt extinguishment / modification is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$—	$123	$—	$324	$(123)	(100)%	$(324)	(100)%

On September 30, 2013, we repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. 840 First Street, NE is subject to a tax protection agreement, which requires that we maintain a specified minimum amount of debt on the property through March 2018.  As a result of this requirement, simultaneously with the repayment of the mortgage debt, we encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW. During the third quarter of 2013, we incurred $0.1 million in debt modification charges related to the transfer of the loan and the collateral under such loan. During the second quarter of 2013, we recorded a loss on debt extinguishment / modification of $0.2 million that was associated with the prepayment of our secured term loan, our secured bridge loan and a $16.4 million mortgage loan encumbered by Cloverleaf Center.
Income from Discontinued Operations
Income from discontinued operations is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$—	$523	$242	$22,096	$(523)	(100)%	$(21,854)	(99)%
Discontinued operations for the periods presented reflects disposed properties that were previously classified as discontinued operations or held-for-sale in previously filed condensed consolidated financial statements prior to our adoption of ASU 2014-08. During the first quarter of 2014, we sold a portfolio of properties that consisted of Girard Business Center and Gateway Center, which were both located in our Maryland reporting segment. We recorded a gain on the sale of the portfolio of $0.1 million during the first quarter of 2014. During the second quarter of 2014, we sold our Patrick Center and West Park properties, which were both located in our Maryland reporting segment, and recorded a net gain of $1.3 million in the second quarter of 2014. During the second quarter of 2013, we sold the majority of our industrial portfolio, which was comprised of 24 industrial properties. We recognized an $18.9 million gain on the sale of the industrial properties. As part of the sale of the industrial properties, we incurred $4.4 million of debt extinguishment charges related to debt that was encumbered by the sold properties. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 8 – Dispositions, in the notes to our condensed consolidated financial statements.
Net loss (income) attributable to noncontrolling interests
Net loss (income) attributable to noncontrolling interests is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2014	2013	2014	2013	Change	Change	Change	Change
	$131	$211	$(327)	$(196)	$(80)	(38)%	$131	67%
Net loss (income) attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, to parties other than us. During the three and nine months ended September 30, 2014, we had net income of $49 thousand and $16.9 million, respectively, compared with a net loss of $1.7 million for the three months ended September 30, 2013 and net income of $14.7 million for the nine months ended September 30, 2013. The weighted average percentage of the common Operating Partnership units held by third parties increased to 4.3% at September 30, 2014 compared with 4.2% at September 30, 2013, as we issued 35,911 common Operating Partnership units in December 2013 and 3,125 common Operating Partnership units in February 2014, in each case to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property.
At September 30, 2014, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within net loss (income) attributable to noncontrolling interests. On November 8, 2013, we acquired the remaining interest, which was owned by an unrelated third party for the three and nine months ended September 30, 2013, in a consolidated partnership that owns two buildings at Redland Corporate Center for $4.6 million.
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

Comparison of the Three and Nine Months Ended September 30, 2014 with the Three and Nine Months Ended September 30, 2013
The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	130	130	—	—	130	130	—	—
Same property revenues
Rental	$29,991	$29,983	$8	—	$90,281	$89,056	$1,225	1.4
Tenant reimbursements and other	7,407	7,400	7	0.1	23,227	21,772	1,455	6.7
Total same property revenues	37,398	37,383	15	—	113,508	110,828	2,680	2.4
Same property operating expenses
Property	9,325	9,604	(279)	(2.9)	29,733	27,935	1,798	6.4
Real estate taxes and insurance	3,727	3,773	(46)	(1.2)	11,647	11,449	198	1.7
Total same property operating expenses	13,052	13,377	(325)	(2.4)	41,380	39,384	1,996	5.1
Same property net operating income	$24,346	$24,006	$340	1.4	$72,128	$71,444	$684	1.0
Reconciliation to net income (loss):
Same property net operating income	$24,346	$24,006			$72,128	$71,444
Non-comparable net operating income(2)	2,232	750			4,647	3,072
General and administrative expenses	(4,955)	(6,346)			(15,370)	(16,598)
Depreciation and amortization	(16,000)	(14,343)			(46,714)	(42,538)
Other(3)	(5,574)	(6,307)			2,008	(22,754)
Discontinued operations	—	523			242	22,096
Net income (loss)	$49	$(1,717)			$16,941	$14,722

	Weighted Average Occupancy For Three Months Ended September 30,		Weighted Average Occupancy For the Nine Months Ended September 30,
	2014	2013	2014	2013
Same Properties	85.8%	84.6%	85.7%	83.3%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, and a building at Redland Corporate Center.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Combines acquisition costs, impairment of rental property, contingent consideration related to acquisition of property and total other expenses (income) from our consolidated statements of operations.
Same Property NOI increased $0.3 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Total same property revenues slightly increased for the three months ended September 30, 2014 compared with 2013 and increased $2.7 million for the nine months ended September 30, 2014 compared with 2013, primarily due to an increase in occupancy and an increase in recoverable snow and ice removal costs that were incurred in the first quarter of 2014. Total same property operating expenses decreased $0.3 million for the three months ended September 30, 2014 compared with the same period in 2013 due to a decrease in utility expenses as a result of a decrease in usage at certain properties, which was partially offset by an increase in anticipated bad debt reserves. For the nine months ended September 30, 2014, total same property operating expenses increased $2.0 million compared with the same period in 2013 due to higher occupancy and an increase in snow and ice removal costs that were incurred in the first quarter of 2014.

Washington, D.C.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	3	3	—	—	3	3	—	—
Same property revenues
Rental	$4,238	$4,411	$(173)	(3.9)	$13,136	$13,222	$(86)	(0.7)
Tenant reimbursements and other	1,959	1,958	1	0.1	5,879	6,078	(199)	(3.3)
Total same property revenues	6,197	6,369	(172)	(2.7)	19,015	19,300	(285)	(1.5)
Same property operating expenses
Property	1,540	1,377	163	11.8	4,552	4,310	242	5.6
Real estate taxes and insurance	1,017	1,001	16	1.6	3,071	3,085	(14)	(0.5)
Total same property operating expenses	2,557	2,378	179	7.5	7,623	7,395	228	3.1
Same property net operating income:	$3,640	$3,991	$(351)	(8.8)	$11,392	$11,905	$(513)	(4.3)
Reconciliation to total property operating income
Same property net operating income	$3,640	$3,991			$11,392	$11,905
Non-comparable net operating income(2)	1,075	230			1,396	1,248
Total property operating income	$4,715	$4,221			$12,788	$13,153

	Weighted Average Occupancy For Three Months Ended September 30,		Weighted Average Occupancy For Nine Months Ended September 30,
	2014	2013	2014	2013
Same Properties	88.2%	94.9%	90.8%	97.1%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW, and 11 Dupont Circle, NW.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties decreased $0.4 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Total same property revenues decreased $0.2 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 as a result of a decrease in occupancy due to known move-outs at 1211 Connecticut Avenue, NW. Total same property operating expenses increased $0.2 million for both the three and nine months ended September 30, 2014 compared with 2013 due to reimbursable repair and maintenance costs associated with one tenant, which was partially offset by a decrease in other recoverable operating expenses as a result of a decrease in occupancy.

Maryland

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	41	41	—	—	41	41	—	—
Same property revenues
Rental	$8,627	$8,383	$244	2.9	$25,725	$25,370	$355	1.4
Tenant reimbursements and other	1,340	1,481	(141)	(9.5)	4,663	4,255	408	9.6
Total same property revenues	9,967	9,864	103	1.0	30,388	29,625	763	2.6
Same property operating expenses
Property	2,087	2,651	(564)	(21.3)	7,436	7,370	66	0.9
Real estate taxes and insurance	834	790	44	5.6	2,550	2,320	230	9.9
Total same property operating expenses	2,921	3,441	(520)	(15.1)	9,986	9,690	296	3.1
Same property net operating income	$7,046	$6,423	$623	9.7	$20,402	$19,935	$467	2.3
Reconciliation to total property operating income:
Same property net operating income	$7,046	$6,423			$20,402	$19,935
Non-comparable net operating income(2)	612	172			1,776	547
Total property operating income	$7,658	$6,595			$22,178	$20,482

	Weighted Average Occupancy For Three Months Ended September 30,		Weighted Average Occupancy For Nine Months Ended September 30,
	2014	2013	2014	2013
Same Properties	85.5%	82.4%	84.5%	82.1%

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

Same Property NOI for the Maryland properties increased $0.6 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Total same property revenues increased $0.1 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 due to an increase in occupancy. Also, total same property revenues increased for the nine months ended September 30, 2014 compared with the same period in 2013 due to an increase in recoverable snow and ice removal costs in the first quarter of 2014. Total same property operating expenses decreased $0.5 million for the three months ended September 30, 2014 compared with 2013 due to a decrease in utility expense as a result of a decrease in usage at certain properties. Total same property operating expenses increased $0.3 million for the nine months ended September 30, 2014 compared with 2013 due to an increase in snow and ice removal costs in the first quarter of 2014 and higher real estate tax assessments.

Northern Virginia

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	48	48	—	—	48	48	—	—
Same property revenues
Rental	$9,859	$9,855	$4	—	$29,435	$28,785	$650	2.3
Tenant reimbursements and other	2,333	2,463	(130)	(5.3)	7,558	7,116	442	6.2
Total same property revenues	12,192	12,318	(126)	(1.0)	36,993	35,901	1,092	3.0
Same property operating expenses
Property	2,777	2,816	(39)	(1.4)	9,293	8,527	766	9.0
Real estate taxes and insurance	1,138	1,285	(147)	(11.4)	3,924	4,029	(105)	(2.6)
Total same property operating expenses	3,915	4,101	(186)	(4.5)	13,217	12,556	661	5.3
Same property net operating income	$8,277	$8,217	$60	0.7	$23,776	$23,345	$431	1.8
Reconciliation to total property operating income:
Same property net operating income	$8,277	$8,217			$23,776	$23,345
Non-comparable net operating income(2)	683	554			1,926	1,720
Total property operating income	$8,960	$8,771			$25,702	$25,065

	Weighted Average Occupancy For Three Months Ended September 30,		Weighted Average Occupancy For Nine Months Ended September 30,
	2014	2013	2014	2013
Same Properties	85.9%	83.1%	85.4%	77.8%

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

Same Property NOI for the Northern Virginia properties increased $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Total same property revenues decreased $0.1 million for the three months ended September 30, 2014 compared with 2013 due to a decrease in recoverable real estate tax expense as a result of lower real estate tax assessments. Total same property revenues increased $1.1 million for nine months ended September 30, 2014 compared with 2013 due to an increase in occupancy and an increase in recoverable snow and ice removal costs in the first quarter of 2014. Total same property operating expenses decreased $0.2 million for the three months ended September 30, 2014 compared with 2013 due to lower real estate tax assessments and increased $0.7 million for the nine months ended September 30, 2014 compared with 2013 due to an increase in snow and ice removal costs in the first quarter of 2014.

Southern Virginia

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Number of buildings(1)	38	38	—	—	38	38	—	—
Same property revenues
Rental	$7,267	$7,334	$(67)	(0.9)	$21,985	$21,679	$306	1.4
Tenant reimbursements and other	1,775	1,498	277	18.5	5,127	4,323	804	18.6
Total same property revenues	9,042	8,832	210	2.4	27,112	26,002	1,110	4.3
Same property operating expenses
Property	2,921	2,760	161	5.8	8,452	7,728	724	9.4
Real estate taxes and insurance	738	697	41	5.9	2,102	2,015	87	4.3
Total same property operating expenses	3,659	3,457	202	5.8	10,554	9,743	811	8.3
Same property net operating income	$5,383	$5,375	$8	0.1	$16,558	$16,259	$299	1.8
Reconciliation to total property operating income:
Same property net operating income	$5,383	$5,375			$16,558	$16,259
Non-comparable net operating loss(2)	(138)	(206)			(451)	(443)
Total property operating income	$5,245	$5,169			$16,107	$15,816

	Weighted Average Occupancy For Three Months Ended September 30,		Weighted Average Occupancy For Nine Months Ended September 30,
	2014	2013	2014	2013
Same Properties	85.6%	85.9%	85.8%	85.3%

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

Same Property NOI for the Southern Virginia properties slightly increased for the three months ended September 30, 2014 compared with 2013 and increased $0.3 million for the nine months ended September 30, 2014 compared with 2013. Total same property revenues increased $0.2 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 due to an increase in recoverable operating expenses. Total same property revenues also increase for the nine months ended September 30, 2014, due to an increase in recoverable snow and ice removal costs, in particular, incurred in the first quarter of 2014. Total same property operating expenses increased $0.2 million and $0.8 million for the three and nine months ended September 30, 2014 compared with 2013 due an increase in anticipated bad debt reserves. Total same property operating expenses also increased for the nine months ended September 30, 2014 due to an increase in snow and ice removal costs in the first quarter of 2014.

Liquidity and Capital Resources
Overview
We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. In January 2013, we provided an updated strategic and capital plan, which included the marketing of our industrial properties, the execution of steps designed to increase balance sheet flexibility, reduce leverage and a rightsizing of our quarterly dividend. We have executed on several key components of our updated strategic and capital plan, including the industrial portfolio sale, which generated total gross proceeds of $259.0 million; the issuance of 7,475,000 common shares, the net proceeds of which were primarily used to repay outstanding debt; and a 25% reduction in the quarterly dividend beginning in the first quarter of 2013. Consistent with our previously disclosed capital recycling strategy, we are actively marketing our Richmond, Virginia portfolio for sale. We anticipate closing the sale late in the fourth quarter of 2014 or in early 2015. However, we can provide no assurances regarding the timing or pricing of the sale, or that the sale will occur at all. We intend to use net proceeds from the potential sale of the Richmond Portfolio to pay down debt.
During the nine months ended September 30, 2014, we sold eleven buildings in our Maryland reporting segment for net proceeds of $45.4 million and three buildings (Corporate Campus at Ashburn Center) in our Northern Virginia reporting segment for net proceeds of $39.9 million. On October 16, 2014, we sold the four remaining buildings at Owings Mills Business Park, which was located in our Maryland reporting segment, for net proceeds of $12.4 million. During the nine months ended September 30, 2014, we acquired two buildings in Washington D.C. (1401 K Street, NW and 11 Dupont Circle, NW) and one building in Northern Virginia (1775 Wiehle Avenue). In April 2014, we acquired 1401 K Street, NW for $58.0 million, which was funded with the assumption of a $37.3 million mortgage loan, a $20.0 million draw under our unsecured revolving credit facility and available cash. In September 2014, we acquired 11 Dupont Circle, NW for $89.0 million, which was funded with a draw under our unsecured revolving credit facility. In addition, in June 2014, we acquired 1775 Wiehle Avenue in Northern Virginia for $41.0 million, which was funded with proceeds from the sale of Corporate Campus at Ashburn Center and available cash. We expect to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on our unsecured revolving credit facility. Our short-term obligations consist primarily of the lease for our corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.
At September 30, 2014, we had $213.0 million outstanding under our unsecured revolving credit facility. As of the date of this filing, we had $201.0 million outstanding and $97.1 million of availability under our unsecured revolving credit facility. In the next 12 months, we have $64.3 million of consolidated debt maturing, all of which matures in August 2015. In October 2014, we repaid a $22.0 million land loan that encumbered Storey Park, which was scheduled to mature on October 16, 2014. Simultaneously with the repayment, we entered into a new $22.0 million land loan that matures on October 15, 2016 with a one-year extension option.
Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 6.1% of our annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.
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
Financial Covenants
Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of September 30, 2014, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility and construction loan.
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
Below is a summary of certain financial covenants associated with these debt agreements (dollars in thousands):
Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loan

Covenants	Quarter Ended September 30, 2014	Covenant
Consolidated Total Leverage Ratio(1)	47.2%	≤ 60%
Tangible Net Worth(1)	$968,866	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.12x	≥ 1.50x
Maximum Dividend Payout Ratio	70.6%	≤ 95%
Restricted Investments:
Joint Ventures	5.2%	≤ 15%
Real Estate Assets Under Development	3.5%	≤ 15%
Undeveloped Land	1.0%	≤ 5%
Structured Finance Investments	3.5%	≤ 5%
Total Restricted Investments	7.9%	≤ 25%
Restricted Indebtedness:
Maximum Secured Debt	19.0%	≤ 40%
Unencumbered Pool Leverage(1)	50.1%	≤ 60%
Unencumbered Pool Interest Coverage Ratio (1)	5.73x	≥ 1.75x

(1)	These are the only covenants that apply to our 440 First Street, NW construction loan, which are calculated in accordance with the amended and restated unsecured revolving credit facility.
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

Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013	Change
Net cash provided by operating activities	$45,414	$45,423	$(9)
Net cash (used in) provided by investing activities	(108,779)	134,910	(243,689)
Net cash provided by (used in) financing activities	66,618	(172,736)	239,354

Net cash provided by operating activities decreased slightly for the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to a decrease in net operating income as the result of the sale of our industrial portfolio in June 2013. Additionally, there was a decrease in cash received form our accounts and other receivables for the nine months ended September 30, 2014 compared with the same period in 2013. The decrease in net cash provided by operating activities was partially offset by an increase in rents received in advance for the nine months ended September 30, 2014 compared with the same period in 2013.

Net cash used in investing activities was $108.8 million for the nine months ended September 30, 2014 compared with net cash provided by investing activities of $134.9 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we acquired three properties for an aggregate purchase price of $150.7 million, which excludes the assumption of a $37.3 million mortgage loan, and sold four properties for aggregate net proceeds of $85.3 million. For the nine months ended September 30, 2013, we did not acquire any properties and sold 27 properties for aggregate net proceeds of $213.1 million, $28.2 million of which was held by a qualified intermediary in order to facilitate a potential tax-free exchange. During the fourth quarter of 2013, we used the proceeds held by a qualified intermediary and available cash to acquire a building at Redland Corporate Center. During the nine months ended September 30, 2014, we increased our loan to the owners of 950 F Street, NW by $9.0 million, which was provided by a draw under our unsecured revolving credit facility. For the nine months ended September 30, 2014, aggregate cash used for additions to rental property and furniture, fixtures and equipment, and additions to development and redevelopment decreased $13.0 million compared with the same period in 2013 due to the completion of redevelopment of 440 First Street, NW in the third quarter of 2013 and to lower tenant improvement costs.

Net cash provided by financing activities was $66.6 million for the nine months ended September 30, 2014 compared with net cash used in financing activities of $172.7 million for the same period in 2013. We issued $209.8 million of debt and repaid $106.1 million of outstanding debt during the nine months ended September 30, 2014 compared with the issuance of $132.2 million of debt and the repayment of $364.4 million of outstanding debt during the nine months ended September 30, 2013. The decrease in cash used in financing activities for the nine months ended September 30, 2014 compared with the same period in 2013 was also due to an aggregate $9.0 million payment made in the third quarter of 2013 toward the deferred purchase price obligation related to the acquisition of Storey Park in 2011 and toward a contingent consideration obligation established at the acquisition of Corporate Campus at Ashburn Center, which we sold in the second quarter of 2014. In May 2013, we issued 7.5 million common shares for net proceeds of $105.1 million. The increase in outstanding common shares resulted in an increase in dividends paid to common shareholders of $2.3 million for the nine months ended September 30, 2014 compared with the same period in 2013.
Contractual Obligations

As of September 30, 2014, we had contractual construction in progress obligations, which included amounts accrued at September 30, 2014, of $2.1 million. The amount of contractual construction in progress obligations primarily related to development activities at Storey Park, which is located in our Washington, D.C. reporting segment. As of September 30, 2014, we had contractual rental property and furniture, fixtures and equipment obligations of $8.5 million outstanding, which included amounts accrued at September 30, 2014. The amount of contractual rental property and furniture, fixtures and equipment obligations at September 30, 2014 included a major renovation at 1211 Connecticut Avenue, NW, which is located in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.
We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.
We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of September 30, 2014, we remained liable to those local municipalities for $0.1 million in the event that we do not complete the specified work. We intend to complete the improvements in satisfaction of these obligations.
We had no other material contractual obligations as of September 30, 2014.
Distributions
We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of September 30, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by several of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.
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
Dividends
On October, 21, 2014, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on November 17, 2014 to common shareholders of record as of November 6, 2014. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on November 17, 2014 to preferred shareholders of record as of November 6, 2014.
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
The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to First Potomac Realty Trust	$180	$(1,506)	$16,614	$14,526
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(9,300)
Net (loss) income attributable to common shareholders	(2,920)	(4,606)	7,314	5,226
Add: Depreciation and amortization:
Rental property	16,000	14,343	46,714	42,538
Discontinued operations	—	573	496	5,281
Unconsolidated joint ventures	1,004	1,332	3,306	4,001
Consolidated joint ventures	—	(46)	—	(150)
Impairment of rental property(1)	—	474	3,957	1,921
Gain on sale of rental property(2)	—	(416)	(22,568)	(19,363)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(131)	(203)	327	216
FFO available to common shareholders and unitholders	13,953	11,451	39,546	39,670
Dividends on preferred shares	3,100	3,100	9,300	9,300
FFO	$17,053	$14,551	$48,846	$48,970
Weighted average common shares and Operating Partnership units outstanding – diluted	60,882	60,628	60,839	56,701

(1)
Impairment charges of $4.0 million are included in continuing operations in our consolidated statements of operations for the nine months ended September 30, 2014. Impairment charges of $0.5 million and $1.9 million are included in discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2013.

(2)
During the nine months ended September 30, 2014, we recorded a $21.2 million gain on the sale of Corporate Campus at Ashburn Center, which is reflected in continuing operations in our consolidated statements of operations. The remaining gains on sale of rental property for each of the periods presented are included in discontinued operations in our consolidated statements of operations.

Off-Balance Sheet Arrangements
We are secondarily liable for $2.8 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties we own through unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. See note 7, Investment in Affiliates, in the notes to our condensed consolidated financial statements for more information.

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
We had $814.4 million of debt outstanding at September 30, 2014, of which $255.9 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $258.5 million, was unhedged variable rate debt that consisted of $213.0 million under the unsecured revolving credit facility, a $22.0 million loan that encumbers the Storey Park land and the $23.5 million outstanding balance under a construction loan. At September 30, 2014, the $22.0 million loan had a contractual interest rate of LIBOR plus 2.75%, with a 5.0% floor and the construction loan had a contractual interest rate of LIBOR plus 2.50%. At September 30, 2014, LIBOR was 0.16%. A change in interest rates of 1% would result in an increase or decrease of $2.4 million in interest expense on our unhedged variable rate debt on an annualized basis. In October 2014, we repaid the $22.0 million loan that was subject to a 5.0% interest rate floor. Simultaneously with the repayment, we entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus 2.50%.
The table below summarizes our interest rate swap agreements as of September 30, 2014 (dollars in thousands):

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of September 30, 2014, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.
Item 1A. Risk Factors
As of September 30, 2014, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, no common Operating Partnership units were redeemed for either an equivalent number of our common shares or available cash.

During the nine months ended September 30, 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE, which we acquired in 2011. The issuance of the 3,125 common Operating Partnership units satisfied our remaining contingent consideration obligation to the seller of 840 First Street, NE. These common Operating Partnership units were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act (“Regulation D”). Each of the limited partners represented to the Operating Partnership that it was an “accredited investor” as defined in Regulation D and that it was acquiring the common Operating Partnership units for investment purposes. The Operating Partnership issued the units only to the former owners of the property and did not engage in a general solicitation in connection with the issuance.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2014, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
Not applicable.

Item 6. Exhibits

No.	Description
10.1*+	Offer Letter between First Potomac Realty Trust and Robert Milkovich, dated May 7, 2014.
10.2*+	Offer Letter between First Potomac Realty Trust and Samantha Sacks Gallagher, dated September 16, 2014.
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer.
32.2**	Section 906 Certification of Chief Financial Officer.

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated balance sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (v) Notes to condensed consolidated financial statements (unaudited).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: October 23, 2014	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: October 23, 2014	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer