Form 10-K
period 2014-12-31
FIRST POTOMAC REALTY TRUST
filed 2015-02-20
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)    YES  ☐    NO  ☒
The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2014, held by those persons deemed by the registrant to be non-affiliates was $756,133,139.
As of February 17, 2015, there were 58,798,488 common shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

References in this Annual Report on Form 10-K to “we,” "us," “our,” the “Company” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At December 31, 2014, we wholly owned or had a controlling interest in properties totaling 8.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.4 million square feet of additional development. Our consolidated properties were 87.9% occupied by 582 tenants at December 31, 2014. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2014, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties.

For the year ended December 31, 2014, we had consolidated total revenues of $161.7 million and consolidated total assets of $1.6 billion. Financial information related to our four reporting segments is set forth in note 18, Segment Information, to our consolidated financial statements.

Our corporate headquarters are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814, and believe our current space is sufficient to meet our current needs. We do not own the building in which we lease space for our corporate headquarters. As of December 31, 2014, we had five other offices for our property management operations, which occupy approximately 28,000 square feet within buildings we own.

Our History

The Operating Partnership was formed in December 1997 by Louis T. Donatelli, our former Chairman, Douglas J. Donatelli, our current Chairman and Chief Executive Officer, and Nicholas R. Smith, our Executive Vice President and Chief Investment Officer, to focus on the acquisition, redevelopment and development of industrial properties and business parks, primarily in the suburban markets of the greater Washington, D.C. region. The Company was formed as a Maryland trust in July 2003 and completed its initial public offering (“IPO”) in October 2003, raising net proceeds of approximately $118 million. At December 31, 2003, we owned 17 properties totaling approximately 2.9 million square feet and had revenues of $18.4 million and total assets of $244.1 million. Through our business strategy and operating model, by December 31, 2006, we had almost quadrupled the square footage we owned and had more than quadrupled our revenues and total assets. During 2007 and 2008, our management team chose not to expand our portfolio given the increase in asset prices. We therefore focused on maximizing the value of our assets under management and maintaining a flexible balance sheet. In 2009, we began seeing attractive acquisition opportunities and determined that it was the appropriate time to begin growing our portfolio again, expanding our platform to include more multi-story office properties. In 2010, we entered the office market in Washington, D.C., with the acquisition of four properties, including one property purchased through an unconsolidated joint venture. In 2011, we continued to acquire office buildings in Washington, D.C. with the acquisition of three properties, including one through a consolidated joint venture and one through an unconsolidated joint venture. In 2012, our management team did not pursue any acquisitions in order to focus on maximizing the value of our assets under management, increasing liquidity and deleveraging. In 2013, we made substantial progress executing on our previously disclosed strategic and capital plan, which included completing the sale of the majority of our industrial portfolio, acquiring a high-quality office property in Maryland, implementing targeted portfolio management initiatives, increasing liquidity and balance sheet flexibility, reducing leverage and reducing our quarterly dividend. In 2014, we acquired two office buildings in Washington, D.C. and one office building in Northern Virginia, and continued to execute on our previously disclosed capital recycling strategy by selling six properties and actively marketed our Richmond, Virginia portfolio for sale.

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

Significant 2014 Activity

•	Executed 1.6 million square feet of leases, including 0.8 million square feet of new leases;

•	Increased leased percentages year-over-year from 88.1% to 91.3% and occupied percentages from 85.8% to 87.9%;

•	Acquired three office buildings, which totaled 401,000 square feet, for an aggregate purchase price of $188.0 million; and

•	Sold six properties, which totaled 811,000 square feet, for aggregate net proceeds of $97.7 million.

Our total assets were $1.6 billion at December 31, 2014 compared with $1.5 billion at December 31, 2013.

Competitive Advantages

We believe that our business strategy and operating model distinguish us from other owners, operators and acquirers of rental property in a number of ways, which include:

•	Experienced Management Team. Our executive officers average more than 25 years of real estate experience in the greater Washington, D.C. region.

•
Focused Strategy. We focus primarily on high-quality, multi-story office properties in the greater Washington, D.C. region. We believe that the greater Washington, D.C. region historically has been one of the largest, most stable markets in the U.S. for assets of this type.

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

•
Diverse Tenant Mix. We believe our tenant base is highly diverse. Approximately 48.3% of our annualized cash basis rent is generated from our 25 largest tenants, and our largest 100 tenants generate approximately 71% of our annualized cash basis rent. The balance of our tenants, which is comprised of over 500 different companies, generates the remaining 29% of our annualized cash basis rent. We believe that our diversified tenant base, provides a desirable mix of stability, diversity and growth potential.

Our Markets

We operate, invest in, and develop, office and business park properties in the greater Washington, D.C. region. Within this area, our primary markets are the Washington, D.C. metropolitan statistical area (“MSA”), which includes Washington D.C., Northern Virginia and suburban Maryland, as well as the Richmond and Norfolk MSAs. We derive 72.3% of our annualized cash basis rent from the Washington, D.C. MSA, 21.0% from the Richmond and Norfolk MSAs combined, and the remaining 6.7% of our annualized cash basis rent comes from properties within the Baltimore, Maryland MSA.

According to data from Transwestern, a commercial real estate services provider, the Washington, D.C. MSA contains approximately 421 million square feet of office property, and is the fourth largest office market in the country behind New York, Los Angeles and Chicago. The region also contains approximately 402 million square feet of flex/business park/industrial property, and is the 11th largest market in the nation.

The Washington, D.C. MSA was the fifth largest job market in the United States behind New York, Los Angeles, Chicago, and Dallas. Through November 2014, the D.C. MSA added more than 18,900 jobs, primarily in state and local government, professional & business services, financial services and construction, according to the Transwestern / Delta Associates’ publication “TrendLines 2015, Trends in Washington Commercial Real Estate: The Next Generation of Growth”. The publication also stated that the Washington, D.C. MSA is estimated to add an annual average of 40,700 payroll jobs from 2014 to 2018, with private sector firms leading the way. As of November 2014, the Washington D.C. MSA had an unemployment rate of 4.5%, which is the lowest unemployment rate among the nation’s largest metro areas, according to the Transwestern / Delta Associates’ publication.

Norfolk, Virginia is our second largest market when measured by annualized cash basis rent and square footage. We own approximately 2 million square feet in Norfolk and derive approximately 16.2% of our annualized cash basis rent from the market. Norfolk is home to the largest military installation in the world, according to the United States Navy, and remains heavily invested in the defense and shipping industries. In addition, the Norfolk port is the third largest port on the East Coast of the United States, has the deepest, obstruction-free channels available on the East Coast, and is the only East Coast port with Congressional authorization for 55-foot depth channels, according to the Virginia Port Authority. Occupancy levels have slowly recovered in this market and, in order to improve the attractiveness of the market, developers and Norfolk officials began construction on a convention center, created plans for updated streetscapes, and revealed images for the new Waterside Live redevelopment, according to the fourth quarter 2014 Hampton Roads Report published by JLL.

We own 828,000 square feet in Richmond, Virginia, and derive approximately 5.0% of our annualized cash basis rent from the market. As previously disclosed, consistent with our capital recycling strategy, we are currently in the process of selling our Richmond portfolio, which includes Chesterfield Business Center, Hanover Business Center, Park Central and Virginia Technology Center and in the aggregate is comprised of 19 buildings totaling 828,000 square feet (as well as a three-acre undeveloped land parcel). Specifically, effective as of February 9, 2015, we entered into a binding contract to sell the Richmond portfolio. The sale is expected to be completed in the first half of 2015; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

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

We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate put us at a competitive advantage when seeking acquisitions. However, many of our competitors have greater resources than we do, or may have a more flexible capital structure when seeking to finance acquisitions. We also face competition in leasing or subleasing available properties to prospective tenants. Some real estate operators may be willing to enter into leases at lower contractual rental rates (particularly if tenants, due to the economy, seek lower rents). However, we believe that our intensive management services are attractive to tenants and serve as a competitive advantage.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of rental property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination.

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

Employees

We had 170 employees as of February 9, 2015. We believe that relations with our employees are good.

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet Web site (www.first-potomac.com). All of these reports are made available on our Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Finance and Investment, Compensation, and Nominating and Governance Committees of our Board of Trustees are also available on our Web site at www.first-potomac.com, and are available in print to any shareholder upon written request to First Potomac Realty Trust, c/o Investor Relations, 7600 Wisconsin Avenue, 11th Floor, Bethesda, MD 20814. The information on or accessible through our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

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

Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our results of operations, cash flow and ability to make distributions to our security holders will be materially adversely affected. Income from properties may be adversely affected by, among other things:

•	downturns in the national, regional and local economic conditions (particularly in the greater Washington, D.C. region, where our properties are located);

•	declines in the financial condition of our tenants (including tenant bankruptcies) and our ability to collect rents from our tenants;

•	decreases in rent and/or occupancy rates due to competition, oversupply, adverse changes to the areas surrounding our properties, or other factors;

•	changes in space utilization by our tenants that may adversely affect future demand due to technology, telecommuting and overall shift in business culture;

•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance (including snow removal costs) and utilities;

•	vacancies and the need to periodically repair, renovate and re-lease space, or other significant capital expenditures;

•	reduced capital investment in or demand for real estate in the future;

•	costs of remediation and liabilities associated with environmental conditions and laws;

•	earthquakes and other natural disasters, civil disturbances, or terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changes in interest rates and the availability of financing;

•	inflation; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

All of our properties are located in the greater Washington D.C. region, making us vulnerable to changes in economic, regulatory or other conditions in that region that could have a material adverse effect on our results of operations.

All of our properties are located in the greater Washington D.C. region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the greater Washington D.C. region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly adversely affect our profitability and our ability to satisfy our financial obligations. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our results of operations. For example, the U.S. Government, which has a large presence in our markets, accounted for 14% of our total annualized cash basis rent as of December 31, 2014, and the U.S. Government combined with government contractors accounted for 26% of our total annualized cash basis rent as of December 31, 2014. Therefore, we are directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In particular, the office market in the Washington, D.C. metropolitan area has been negatively impacted by uncertainty regarding the potential for significant reductions in spending by the U.S. Government. In addition to actual economic conditions, investor perception of risks associated with real estate in the Washington D.C. metropolitan area as a result of its perceived dependence on the U.S. Government, and the impact of sequestration, may make potential investors less likely to invest in our shares, which could have a material adverse effect on the price of our shares.

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

The U.S. Government accounted for 14% of our total annualized cash basis rent as of December 31, 2014, and the U.S. Government combined with government contractors accounted for 26% of our total annualized cash basis rent as of December 31, 2014. A significant reduction in federal government spending could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the greater Washington, D.C. region, particularly the Washington, D.C. and Norfolk, VA metropolitan areas, are significantly dependent upon the level of federal government spending in the region, and uncertainty regarding the potential for future reduction in government spending could also decrease or delay leasing activity from the U.S. Government and government contractors. Moreover, the Budget Control Act, which was passed in 2011 and imposed caps on the federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years (commonly referred to as “sequestration”), has fueled further uncertainty regarding future government spending reductions. The reductions in U.S. federal government spending imposed by the Budget Control Act went into effect on March 1, 2013, which lead to significant reductions in U.S. federal government spending in 2013, with similar cuts scheduled for years 2014 through 2021. Overall, the sequester imposed by the Budget Control Act lowers spending by a total of approximately $1.1 trillion versus pre-sequester levels over the period from 2013 to 2021. As a result of the scheduled reductions in U.S. federal government spending, there could be negative economic changes in our region, which could adversely impact the ability of our tenants to perform their financial obligations under our leases or decrease the likelihood of their lease renewal. In addition, some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which establish minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from reductions in federal government spending, exercise of the government’s contractual termination rights, our inability to comply with the UFC standards or for any other reason would have a material adverse effect on our results of operations. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and materially adversely affect our results of operations and ability to make distributions to our security holders.

In addition, a significant economic downturn due to a significant reduction in federal government spending over a period of time could result in an event or change in circumstances that results in an impairment in the value of one or more of our properties.  An impairment loss is recognized if the carrying value of the asset (i) is not recoverable over its expected holding period and (ii) exceeds the estimated fair value of the asset. There can be no assurance that we will not take charges in the future related to the impairment of our assets or investments. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

We intend to increase the size of our portfolio through acquisitions and developments, which initially may be dilutive and/or may not produce the returns that we expect, which could materially adversely affect our results of operations and growth prospects.

Our long-term business strategy contemplates expansion through acquisitions and developments, which initially may be dilutive to our net income. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates, as well as expected development costs and leasing costs. We have acquired, and in the future may acquire, properties not fully leased, and the cash flow from existing operations of such properties may be insufficient to pay the operating expenses and debt service associated with such properties until they are more fully leased at favorable rental rates. Moreover, operating expenses related to acquired properties may be greater than anticipated, particularly if we provide tenant improvements or other concessions or additional services in order to maintain or attract new tenants. We also may experience unanticipated costs or difficulties integrating newly acquired properties into our existing portfolio or hiring and retaining sufficient operational staff to manage such properties. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we projected in originally analyzing the investment (including, without limitation, as a result of tenant bankruptcies, increased tenant improvements and other concessions, our inability to collect rents and higher than anticipated operating costs), thereby having a material adverse effect on our results of operations. This risk may be particularly pronounced for properties placed into development or acquired shortly before the recent economic downturn, where we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed. For example, 440 First Street, NW, which was 100% vacant at the time of acquisition in the fourth quarter of 2010, was 36.3% occupied and 56.8% leased at December 31, 2014.

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

One aspect of our strategic and capital plan includes growing our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of those properties that are no longer a strategic fit. If the proceeds of our capital recycling plan are not what we expect, or if we cannot responsibly and timely deploy the proceeds, there could be a material adverse effect on our results of operations and financial condition.

One aspect of our strategic and capital plan includes growing our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of those properties that are no longer a strategic fit, properties in submarkets where we do not have asset concentration or operating efficiencies, and/or properties where we believe we cannot further maximize value. We then intend to use the proceeds generated from any potential disposition of those properties to acquire additional high-quality office properties in the Washington, D.C. metropolitan region. We can provide no assurance that we will be able to dispose of properties under our capital recycling plan for the amounts of proceeds we expect, or at all. In addition, if we are able to dispose of those properties, we can provide no assurance that we will be able to use the capital in a timely or more efficient manner. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of properties. The failure to dispose of properties under our capital recycling plan, or to timely and more efficiently apply the proceeds from any disposition of properties to attractive acquisition opportunities could have a material adverse effect on our financial condition and results of operations.

Our strategic shift and decision to focus on office properties in the Washington, D.C. metropolitan region, together with our disposition of our industrial portfolio, is subject to a number of risks, including that such disposition reduced the size of our overall portfolio and led to a further concentration of our portfolio in office properties.

Our strategic and capital plan called for the disposition of the majority of our industrial properties in a portfolio sale, and continued focus on office properties in the Washington, D.C. metropolitan region. At that time, the industrial portfolio represented 16% of the total revenues of our portfolio. We consummated the sale of our industrial portfolio in June 2013. As such, the size of our overall portfolio has been significantly reduced, and therefore any adverse developments at any one of our remaining properties may have a greater negative impact on our results of operations. Although we intend to acquire additional office properties in the future, we face significant competition for acquisitions in the office market and we may not be able or have the opportunity to make suitable investments on favorable terms. See “-We compete with other parties for tenants and property acquisitions.” As such, the resulting decrease in our net income attributable to the industrial properties may not be completely offset by income from the reinvestment of disposition proceeds. In addition, a further concentration of our portfolio in office properties exposes us to the risk of a downturn in the office market to a greater extent than if our portfolio remained more diversified in office and industrial properties.

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

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed or undiscovered environmental contamination

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Moreover, we rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market's view of the quality of our assets;

•	the market's perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings

•	our cash flow and cash distributions; and

•	the market price of our common shares.

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

The Greyhound lease at Storey Park terminated in August 2013 and we placed the property into development. Although we are exploring options related to this site, including bringing in an additional capital partner, we can provide no assurance that we will be successful in finding an additional capital partner for the redevelopment project. Additionally, we may be unable to engage an additional joint venture capital partner for the redevelopment of Storey Park without the consent of our current joint venture partner for that property. If we are unable to find an additional capital partner, but we find a key tenant willing to commit to the property, we may consider undertaking the redevelopment project without an additional capital partner. Regardless of whether we find an additional capital partner, we may be unable to obtain financing on acceptable terms, or at all, the key tenant may fail to complete its obligations to us, or we may be unable to successfully redevelop the property within the time or cost we expect. Each of these risks, if realized, could adversely affect our financial condition and, in the event we elect to undertake the redevelopment project without an additional capital partner, we would bear the substantial majority (97%) of these risks and related costs.

In addition, the Storey Park development project is a “mixed-use” development, which means that, in addition to the development of office space, the project also includes space for residential, retail and other commercial purposes. We have limited experience in developing and managing residential real estate. As a result, we may seek to sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of residential real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a new joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks.

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

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs; and

•
we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

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

Our degree of leverage may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects.

As of December 31, 2014, our total consolidated debt was $813.6 million, consisting principally of our mortgage debt, term loans and amounts outstanding under our credit facility. In addition, we will incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities. Our current degree of leverage, or an increase in our leverage levels, may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business through, among other things, acquisitions and developments, and a failure to refinance our existing debt as it matures could have a material adverse effect on our financial condition, liquidity and ability to make distributions to our shareholders. Our leverage levels also could make us more vulnerable to a downturn in business or the economy generally and may adversely affect the market price of our securities if an investment in our common or preferred shares is perceived to be more risky than an investment in our peers.

We face risks associated with the use of debt, including refinancing risk.

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

Our unsecured revolving credit facility, unsecured term loan, our construction loan and our Storey Park land loan contain certain and varying restrictions on the amount of debt we are allowed to incur and other restrictions and requirements on our operations (including, among other things, requirements to maintain a minimum tangible net worth and specified coverage ratios (e.g., a maximum of total indebtedness to gross asset value, a maximum of secured indebtedness to gross asset value, a minimum fixed charge coverage ratio (defined as the ratio of adjusted EBITDA to fixed charges), a maximum unencumbered pool leverage ratio (defined as the ratio of unsecured debt to the value of the unencumbered pool of properties) and a minimum unencumbered pool interest coverage ratio (defined as the ratio of the adjusted net operating income of the unencumbered pool properties to interest on unsecured debt)) and other financial covenants, and limitations on our ability to make distributions, enter into joint ventures, develop properties and engage in certain business combination transactions). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” These restrictions, particularly if we are at or near the required ratios or thresholds, could prevent or inhibit our ability to make distributions to our shareholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to our company, which could adversely affect our financial condition and results of operations. Moreover, our continued ability to borrow under our revolving credit facility is subject to compliance with these financial and operating covenants and our failure to comply with such covenants could cause a default under the credit facility. Although we were in compliance with all of the financial and operating covenants of our outstanding debt agreements as of December 31, 2014, we can provide no assurance that we will be able to continue to comply with these covenants in future periods.

Our debt agreements also contain cross-default provisions that would be triggered if we are in default under other loans in excess of certain amounts. Moreover, even if a secured debt instrument is below the cross default threshold for non-recourse secured debt under our unsecured debt agreements, a default under such secured debt instrument may still cause a cross default under our unsecured debt agreements because such secured debt instrument may not qualify as “non-recourse” under the definition in our unsecured debt agreements. In the event of a default or cross default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

Approximately 7%, 11% and 16% of our annualized cash basis rent is scheduled to expire in 2015, 2016 and 2017, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. For example, as discussed in the risk factor titled “A decrease in federal government spending, or the threat thereof, as a result of sequestration cuts or otherwise, could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties”, our leases with the U.S. Government include favorable tenant termination provisions. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

We are subject to the credit risk of our tenants, which may declare bankruptcy or otherwise fail to make lease payments, which could have a material adverse effect on our results of operations and cash flow.

We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, disruptions in the financial and credit markets, local economic conditions and other factors affecting the industries in which our tenants operate may affect our tenants’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants to be unable to meet their financial obligations, including making rental payments to us, which may result in their bankruptcy or insolvency. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding and may reject the lease. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent likely would not be paid in full. This shortfall could adversely affect our cash flow and results of operations. Furthermore, in the event of the tenant’s breach of its obligations to us or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. The loss of rental revenues from any of our larger tenants, a number of our smaller tenants or any combination thereof, combined with our inability to replace such tenants on a timely basis, may materially adversely affect our results of operations and cash flow.

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

As of December 31, 2014, we had an unsecured revolving credit facility, a $300.0 million unsecured term loan, and a $32.2 million construction loan and certain other debt, some of which is unhedged, that bears interest at a variable rate. In addition, we may incur additional variable rate debt in the future. As of December 31, 2014, we had $559.2 million of variable rate debt, of which, $300.0 million was hedged through eleven interest rate swap agreements. Our $559.2 million of variable rate debt includes our $22.0 million land loan that encumbers Storey Park, which bears interest at a rate of one-month LIBOR plus 2.50%. One-month LIBOR was 0.17% at December 31, 2014. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged effectively or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders.  For example, if market rates of interest on our unhedged variable rate debt outstanding as of December 31, 2014 increased by 1%, or 100 basis points, the increase in interest expense on our existing unhedged variable rate debt would decrease future earnings and cash flow by approximately $2.6 million annually.

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

We rely, in certain instances, on third-party vendors to manage and lease certain of our properties and could be materially and adversely affected if such third-party vendors do not manage and/or lease our properties in our best interests.

In certain instances, we retain third parties to manage and/or lease certain of our properties and, in connection with such arrangements, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the agreements are terminated, or if key personnel leave or otherwise become unavailable to us. In particular, we recently retained a third-party management company to operate our Southern Virginia portfolio pursuant to individual property management agreements. While we believe this management structure provides operating efficiencies, we could be materially and adversely affected if our third-party manager fails to provide quality services and amenities, fail to maintain a quality brand name or otherwise fail to manage our properties in our best interest. In addition, from time to time, disputes may arise between us and our third-party manager regarding their performance or compliance with the terms of the property management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement (which we are permitted to do upon 30-days’ notice), litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us. In the event that we terminate any of our management agreements, we can provide no assurances that we could find a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating such properties.

In addition, we retain third-party vendors to lease certain of our properties pursuant to listing agreements and, as such, are dependent on such third parties and their key personnel. If these third-party leasing agents fail to provide quality services to us or otherwise fail to act in our best interest, it could have a material adverse effect on our business and results of operations.

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

In 2010 and 2011, we structured separate investments in two Washington, D.C. office properties in the form of loans to the owners of the property: a $25.0 million loan (to the owners of 950 F Street, NW, a ten-story office/retail building in Washington, D.C.) that bore interest at a rate of 12.5% per annum, is interest only and matures on April 1, 2017; and a $30.0 million loan (to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C.) that bears interest at a rate of 9.0% per annum that matures on May 1, 2016 and required monthly interest-only payments until May 2013, at which time the loan began requiring monthly principal and interest payments through its maturity date. On January 10, 2014, we amended and restated the $25.0 million mezzanine loan to increase the outstanding balance to $34.0 million, and reduced the fixed interest rate from 12.5% to 9.75%. Each loan is secured by a portion of the owners’ interest in the respective property and is effectively subordinate to a senior mortgage loan on the property. On January 27, 2015, we received a prepayment notice from the borrower under the $30.0 million America’s Square mezzanine loan, indicating their intention to prepay the loan. We anticipate the prepayment will be made on or about February 24, 2015. The outstanding balance of loan was $29.7 million at December 31, 2014. We expect to receive a yield maintenance payment of $2.4 million in connection with the prepayment of such loan. We may engage in additional lending activities in the future, including mezzanine financing activities. These types of loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our shareholders.

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

We have, and may in the future, make investments through partnerships, limited liability companies or joint ventures, some of which may be significant in size. In particular, during 2010 and 2011, we entered a number of joint ventures in connection with our acquisition and development of various real estate assets. Partnership, limited liability company or joint venture investments may involve various risks, including the following:

•
our partners or co-members might become bankrupt (in which event we and any other remaining general partners or co-members would generally remain liable for the liabilities of the partnership or joint venture) or default on their obligations necessitating that we fulfill their obligation ourselves;

•	our partners or co-members might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	our partners or co-members may have competing interests in our markets that could create conflicts of interest;

•	our partners or co-members may be structured differently than us for tax purposes and this could create conflicts of interest;

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

Effective for the District’s taxable year beginning October 1, 2014, Washington, D.C. implemented a new methodology for assessing office property values, and such methodology may increase the assessed values of office properties in Washington, D.C., thereby increasing office property owners’ tax liabilities and making Washington, D.C. a less attractive market for potential tenants, from whom property tax payments are often recoverable pursuant to market lease terms.

Effective for the District’s taxable year beginning October 1, 2014, Washington, D.C. implemented a new methodology for assessing office property values, which are used to determine the amount of property taxes for which office property owners are liable to the city. The new methodology will use market values to determine property values in lieu of the current system, which analyzes rent, occupancy and other operating data. As of December 31, 2014, we own interests in seven office properties (including one property owned through an unconsolidated joint venture) in Washington, D.C., which total 1.0 million square feet. Pursuant to typical leases between office property owners and their tenants, property owners may recover property tax expenses from tenants. As a result, increases in property tax liabilities may increase the cost to our tenants of leasing office space in Washington, D.C. This could cause our current, as well as potential future tenants, to seek to lease office space in other markets, which could negatively impact our ability to lease and re-lease space in our Washington, D.C. office buildings at current rates or at all. In addition, if we are unable to recover all of the increased property tax expense from our tenants, the increase in property tax liabilities could have a material adverse effect on our results of operations, financial condition and cash flow.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In particular, we have obtained comprehensive liability, casualty, earthquake, flood and rental loss insurance policies on our properties. All of these policies may, depending on the nature of the loss, involve substantial deductibles and certain exclusions. In addition, under the terms and conditions of most of the leases currently in force on our properties, our tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Furthermore, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. However, our largest tenant, the federal government, is not required to maintain property insurance at all. In addition, we cannot assure you that our tenants will properly maintain their insurance policies or have the ability to pay the deductibles.

Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties. Depending on the specific circumstances of the affected property, it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.

Terrorist attacks and other acts of violence or war may affect any market on which our securities trade, the markets in which we operate, our business and our results of operations.

Actual or threatened terrorist attacks may negatively affect our business and our results of operations. In particular, because of our concentration of properties in the Washington D.C. metropolitan area and our largest tenant is the U.S. Government (accounting for 14% of our total annualized cash basis rent at December 31, 2014), which has been and may in the future be the target of actual or threatened terrorist attacks, some tenants in our market may choose to relocate their businesses to other markets. This could result in an overall decrease in the demand for commercial space in this market generally, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs, or cause losses that materially exceed our insurance coverage.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). TRIA lapsed on December 31, 2014, but was renewed on January 12, 2015 until 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015. Currently, our property insurance coverage includes acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment. Furthermore, the United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

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

Despite system redundancy and the implementation of security measures for our IT networks and related systems, our systems are vulnerable to damages from any number of sources, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on our IT networks and related systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Any failure to maintain proper function, security and availability of our IT networks and related systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our operations. Further, we are dependent on our personnel and, beyond standard emergency procedures in our headquarters office building, we have not fully implemented a formal disaster recovery plan to assist our employees, or to facilitate their maintaining continuity of operations after events such as energy blackouts, natural disasters, terrorism, war, and telecommunication failures. As such, any of the foregoing events could have a material adverse effect on our results of operations.

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

We face possible risks associated with the physical effects of climate change.

We cannot assert with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, all of our properties are located along the East coast, with many of those in the Central Business Districts of Washington, D.C. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Risks Related to Our Organization and Structure

Our executive officers have agreements that provide them with benefits in the event of a change in control of the Company and certain of our executive officers have agreements that provide them with benefits if their employment is terminated without cause or not renewed, which could prevent or deter a change in control of the Company.

We have entered into employment agreements with two of our executive officers, including Douglas J. Donatelli and Nicholas R. Smith, which provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company, terminated without cause, or if the executive officer resigns for “good reason” as defined in the employment agreements. In addition, our three other executive officers, Andrew P. Blocher, Robert Milkovich and Samantha S. Gallagher, have agreements with the Company that provide them with severance benefits if they are terminated by the Company without cause or if they resign for good reason (including a resignation for good reason within 12 months of a change in control of the Company). These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for our securities or otherwise be in the interests of our security holders.

We may experience conflicts of interest with some of our executive officers relating to their ownership of units of our Operating Partnership.

Some of our executive officers may have conflicting duties because, in their capacities as our executive officers, they have a duty to the Company and its shareholders, and in the Company’s capacity as general partner of our Operating Partnership, they have a fiduciary duty to the limited partners, and some executive officers are themselves limited partners and own a significant number of units of limited partner interest in our Operating Partnership. Conflicts may arise when the interests of our shareholders and the limited partners of our Operating Partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness. These conflicts of interest could lead to decisions that are not in the best interests of the Company and its shareholders.

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

Risks Related to an Investment in Our Equity Securities

Our common and preferred shares trade in a limited market, which could hinder your ability to sell our common or preferred shares.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common and preferred shares include:

•	actual or anticipated declines in our quarterly operating results or distributions;

•	reductions in our funds from operations;

•	declining occupancy rates or increased tenant defaults;

•	general market and economic conditions, including continued volatility in the financial and credit markets;

•	increases in market interest rates that lead purchasers of our securities to demand a higher dividend yield;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	our issuance of additional debt or preferred equity securities;

•	speculation in the press or investment community; and

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

We have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent filings with the SEC. For example, we significantly reduced our quarterly common share dividend during 2009 and, in January 2013, announced a further reduction in our quarterly common share dividend to $0.15 per share, which represents a 25% reduction from the previous dividend rate of $0.20 per share. All distributions will be made at the discretion of our board of trustees and their payment and amount will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with our debt covenants and other factors as our board of trustees may deem relevant from time to time. We cannot assure you of our ability to make distributions in the future or that the distributions will be made in amounts similar to our current distributions. In particular, our outstanding debt, and the limitations imposed on us by our debt agreements, could make it more difficult for us to satisfy our obligations with respect to our equity securities, including paying dividends. See “Risk Factors - Risks Related to Our Business and Properties -

Covenants in our debt agreements could adversely affect our liquidity and financial condition.” Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares, and future offerings of preferred shares could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common shares. In addition, some of our distributions may include a return of capital or may be taxable distributions of our shares or debt securities.

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

We also may issue from time to time additional common shares or preferred shares or units of our Operating Partnership in connection with the acquisition of properties, and we may grant demand or piggyback registration rights in connection with these issuances. For example, in 2011, we issued approximately 2.0 million units in our Operating Partnership in connection with the acquisition of an office property in Washington, D.C. (and subsequently granted an additional approximately 39,000 units pursuant to the contingent consideration obligation in connection with such acquisition) and granted the holders of those units registration rights. Sales of substantial amounts of securities or the perception that these sales could occur may adversely affect the prevailing market price for our securities. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

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

The following sets forth certain information about our properties by segment as of December 31, 2014 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at December 31, 2014	Occupied at December 31, 2014
Office
11 Dupont Circle, NW	1	CBD	153,018	$5,395	100.0%	100.0%
440 First Street, NW(3)	1	Capitol Hill	138,554	2,444	56.8%	36.3%
500 First Street, NW	1	Capitol Hill	129,035	5,711	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,177	97.7%	97.7%
1211 Connecticut Avenue, NW	1	CBD	129,573	3,692	97.3%	68.1%
1401 K Street, NW	1	East End	118,292	3,367	86.7%	84.0%
Total/Weighted Average	6		917,008	27,786	90.7%	83.2%
Development
Storey Park(4)	—	NoMA	—	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,235	3,964	100.0%	95.8%
Region Total/Weighted Average	7		1,030,243	$31,750	91.8%	84.6%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

(2)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. Includes leased spaces that are not yet occupied.

(3)	In October 2013, we substantially completed the redevelopment of the property. During the fourth quarter of 2014, we placed all the vacant space into service.

(4)
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

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2014	Occupied at December 31, 2014
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,208	100.0%	100.0%
Gateway 270 West	6	Clarksburg	253,916	3,137	88.5%	74.0%
Rumsey Center	4	Columbia	135,047	1,421	94.7%	94.7%
Snowden Center	5	Columbia	145,267	2,315	100.0%	100.0%
Total Business Park	22		847,076	11,081	95.7%	91.4%
Office
Annapolis Business Center	2	Annapolis	101,113	1,985	100.0%	100.0%
Metro Park North	4	Rockville	191,211	2,782	87.3%	87.3%
Cloverleaf Center	4	Germantown	173,721	2,192	73.0%	73.0%
Hillside I and II(3)	2	Columbia	64,195	838	84.0%	61.7%
TenThreeTwenty	1	Columbia	138,854	1,989	96.0%	84.5%
Redland Corporate Center	3	Rockville	483,162	12,248	100.0%	100.0%
Total Office	16		1,152,256	22,034	92.5%	89.8%
Total Consolidated	38		1,999,332	33,115	93.8%	90.5%
Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,194	66.2%	66.2%
Rivers Park I and II	6	Columbia	307,984	3,807	85.6%	85.6%
Total Joint Ventures	9		428,269	5,001	80.2%	80.2%
Region Total/Weighted Average	47		2,427,601	$38,116	91.4%	88.7%

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. Includes leased spaces that are not yet occupied.

(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(3)	Excludes 21,922 square feet of space that was placed into redevelopment during the first quarter of 2014.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2014	Occupied at December 31, 2014
Business Park
Gateway Centre Manassas	3	Manassas	102,446	856	86.6%	86.6%
Linden Business Center	3	Manassas	109,809	1,066	97.3%	96.2%
Prosperity Business Center	1	Merrifield	71,373	846	100.0%	92.5%
Sterling Park Business Center(2)	7	Sterling	471,835	4,438	97.1%	96.4%
Total Business Park	14		755,463	7,205	96.0%	94.6%
Office
Atlantic Corporate Park(3)	2	Sterling	219,374	3,191	81.3%	43.9%
Cedar Hill	2	Tysons Corner	102,632	2,163	100.0%	100.0%
Enterprise Center	4	Chantilly	189,331	2,910	87.7%	84.4%
Herndon Corporate Center	4	Herndon	128,335	1,326	70.1%	70.1%
One Fair Oaks	1	Fairfax	214,214	5,422	100.0%	100.0%
Reston Business Campus	4	Reston	82,398	822	66.1%	66.1%
Three Flint Hill	1	Oakton	180,819	3,407	96.3%	96.3%
Van Buren Office Park	5	Herndon	106,873	877	66.7%	66.7%
1775 Wiehle Avenue	1	Reston	130,048	2,880	100.0%	100.0%
Windsor at Battlefield	2	Manassas	155,511	2,044	92.0%	92.0%
Total Office	26		1,509,535	25,041	87.7%	81.9%
Industrial
Newington Business Park Center	7	Lorton	255,567	2,277	81.4%	80.8%
Plaza 500	2	Alexandria	500,944	5,508	98.5%	95.9%
Total Industrial	9		756,511	7,785	92.7%	90.8%
Total Consolidated	49		3,021,509	40,031	91.0%	87.3%

Development
Northern Virginia land(4)	—		—	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,573	7,226	90.3%	90.3%
Region Total/Weighted Average	51		3,348,082	$47,257	91.0%	87.6%

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the leases, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. Includes leased spaces that are not yet occupied.

(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(3)
In March 2014, we signed a lease for 82,000 square feet with a government tenant to occupy the majority of one building, which was vacant at acquisition. We currently expect the tenant to move into the space in the first half of 2015.

(4)
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in Northern Virginia on vacant land that we have in our portfolio. We currently expect to complete construction of the new building in the fourth quarter of 2016. However, we can provide no assurance regarding the timing, costs or results of the project.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2014	Occupied at December 31, 2014
RICHMOND(2)
Business Park
Chesterfield Business Center(3)	11	Richmond	320,189	$1,833	86.2%	86.2%
Hanover Business Center	4	Ashland	184,057	908	76.2%	74.8%
Park Central	3	Richmond	204,696	2,184	93.3%	93.3%
Virginia Technology Center	1	Glen Allen	118,983	1,276	85.3%	79.1%
Total Richmond	19		827,925	6,201	85.6%	84.4%
NORFOLK
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	828	100.0%	100.0%
Crossways Commerce Center(4)	9	Chesapeake	1,082,753	11,341	94.8%	94.8%
Greenbrier Business Park(5)	4	Chesapeake	411,259	4,222	86.2%	78.6%
Norfolk Commerce Park(6)	3	Norfolk	262,010	2,647	96.4%	94.0%
Total Business Park	17		1,852,742	19,037	93.4%	91.3%
Office
Greenbrier Towers	2	Chesapeake	171,631	1,626	76.5%	72.6%
Total Office	2		171,631	1,626	76.5%	72.6%
Total Norfolk	19		2,024,373	20,663	91.9%	89.8%
Region Total/Weighted Average	38		2,852,298	$26,864	90.1%	88.2%

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the leases, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. Includes leased spaces that are not yet occupied.

(2)
Effective as of February 9, 2015, we entered into a binding contract to sell our Richmond, Virginia portfolio. We anticipate closing the sale in the first half of 2015. However, we can provide no assurances regarding the timing or pricing of the sale of the Richmond Portfolio, or that the sale will occur at all.

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

Lease Expirations

Approximately 7.1% of our annualized cash basis rent, excluding month-to-month leases (which represent 0.3% of our annualized cash basis rent), is scheduled to expire in 2015. We expect replacement rents on leases expiring in 2015 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitors our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit and we deem it prudent we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During 2014, we delivered positive net absorption of 0.3 million square feet, and had a tenant retention rate of 69%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases in 2014 increased 3.4%, compared with the expiring leases on a U.S. generally accepted accounting principles (“GAAP”) basis. During 2014, we executed new leases for 0.8 million square feet, the majority of the new leases (based on square footage) contained rent escalations.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the twelve months ended December 31, 2014:

	New	Renewal
Tenant improvements (per rentable square foot)	$31.88	$4.93
Leasing commissions (per rentable square foot)	$8.78	$2.05

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of December 31, 2014 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	6	31,971	0.4%	$404	0.3%	$12.62
2015	88	598,526	7.5%	9,072	7.1%	15.16
2016	97	766,234	9.5%	13,977	10.9%	18.24
2017	110	1,315,904	16.4%	20,083	15.7%	15.26
2018	91	952,444	11.9%	13,920	10.9%	14.61
2019	89	1,026,173	12.8%	13,713	10.7%	13.36
2020	68	1,211,539	15.1%	17,107	13.4%	14.12
2021	31	305,176	3.8%	4,164	3.3%	13.65
2022	27	283,822	3.5%	4,184	3.3%	14.74
2023	15	533,296	6.6%	11,747	9.2%	22.03
2024	25	462,715	5.8%	8,522	6.7%	18.42
Thereafter	46	540,775	6.7%	10,901	8.5%	20.16
Total / Weighted Average	693	8,028,575	100.0%	$127,794	100.0%	$15.92

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

(2)
Annualized Cash Basis Rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. Includes leased spaces that are not yet occupied.

(3)	Represents Annualized Cash Basis Rent at December 31, 2014, divided by the square footage of the expiring leases.

Our average effective annual rental rate per square foot on a cash basis for each of the previous five years is as follows:

Weighted Average Base Rent per Square Foot(1)
2010	$10.61
2011	11.84
2012	11.83
2013	13.58
2014	15.22

(1)
Annualized cash basis rent, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. The annualized cash basis rent is divided by the total square footage under the terms of the respective leases from which the annualized cash basis rent is derived. Includes leased spaces that are not yet occupied.

Our weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted Average Occupancy Rates
2010	84.1%
2011	81.3%
2012	83.3%
2013	84.6%
2014	86.5%

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of December 31, 2014, we are not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FPO.” Our common shares began trading on the NYSE upon the closing of our initial public offering in October 2003. At December 31, 2014, there were 50 common shareholders of record. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders.

The following table sets forth the high and low sales prices for our common shares and the dividends paid per common share for 2014 and 2013.

	Price Range		Dividends Per Share
2014	High	Low
Fourth Quarter	$12.79	$11.53	$0.15
Third Quarter	13.52	11.70	0.15
Second Quarter	13.61	12.36	0.15
First Quarter	13.13	11.47	0.15
	Price Range		Dividends Per Share
2013	High	Low
Fourth Quarter	$13.01	$10.96	$0.15
Third Quarter	14.63	12.19	0.15
Second Quarter	16.13	12.11	0.15
First Quarter	14.90	12.55	0.15

On January 27, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 17, 2015 to common shareholders of record as of February 10, 2015. We continue to believe that this annualized dividend amount is consistent with our strategic and capital plan, and will enable us to improve our balance sheet and finance future growth.

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

Sales of Unregistered Equity Securities and Issuer Repurchases

Other than as set forth below in connection with satisfying a contingent consideration obligation, we did not sell any unregistered equity securities during the twelve months ended December 31, 2014. During 2014, no common Operating Partnership units were redeemed with available cash and no common Operating Partnership units were redeemed for common shares.

During 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE, which we acquired in 2011. The issuance of the 3,125 common Operating Partnership units satisfied our remaining contingent consideration obligation to the seller of 840 First Street, NE. These common Operating Partnership units were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act (“Regulation D”). Each of the limited partners represented to the Operating Partnership that it was an “accredited investor” as defined in Regulation D and that it was acquiring the common Operating Partnership units for investment purposes. The Operating Partnership issued the units only to the former owners of the property and did not engage in a general solicitation in connection with the issuance.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of the repurchases during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2014 through October 31, 2014	8,613	$12.08	N/A	N/A
November 1, 2014 through November 30, 2014	—	—	N/A	N/A
December 1, 2014 through December 31, 2014	—	—	N/A	N/A
Total	8,613	$12.08	N/A	N/A

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

Share Return Performance

The following graph compares the cumulative total return on our common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period from December 31, 2009 through December 31, 2014 assuming the investment of $100 in each of us and the two indices, on December 31, 2009, and the reinvestment of common dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
DECEMBER 31, 2009 THROUGH DECEMBER 31, 2014
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)

	Total Return Index from 12/31/09 to the Period Ended
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First Potomac Realty Trust	100.00	140.95	115.31	116.42	114.50	127.52
MSCI US REIT (RMS)	100.00	128.48	139.65	164.46	168.52	219.72
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

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

	Years Ended December 31,
(amounts in thousands, except per share amounts)	2014	2013	2012	2011	2010
				(unaudited)
Operating Data:
Total revenues	$161,652	$148,815	$142,962	$123,668	$87,913
Income (loss) from continuing operations	15,559	(10,761)	(24,324)	(15,474)	(20,524)
Income from discontinued operations	1,484	21,742	15,943	6,722	8,849
Net income (loss)	17,043	10,981	(8,381)	(8,752)	(11,675)
Less: Net (income) loss attributable to noncontrolling interests	(199)	93	986	688	232
Net income (loss) attributable to First Potomac Realty Trust	16,844	11,074	(7,395)	(8,064)	(11,443)
Less: Dividends on preferred shares	(12,400)	(12,400)	(11,964)	(8,467)	—
Net income (loss) attributable to common shareholders	$4,444	$(1,326)	$(19,359)	$(16,531)	$(11,443)
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.05	$(0.41)	$(0.70)	$(0.48)	$(0.56)
Income from discontinued operations	0.02	0.38	0.30	0.13	0.23
Net income (loss)	$0.07	$(0.03)	$(0.40)	$(0.35)	$(0.33)
Cash dividends declared and paid per common share	$0.60	$0.60	$0.80	$0.80	$0.80
	At December 31,
(amounts in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$1,618,460	$1,502,460	$1,717,748	$1,739,752	$1,396,682
Debt(1)	813,637	673,648	933,864	945,023	725,032
Series A Preferred Shares	160,000	160,000	160,000	115,000	—

(1)
Includes the mortgage debt balance of our rental properties that have been classified as held-for-sale at December 31, 2014 and is reflected in "Liabilities held-for-sale" on our consolidated balance sheets. For more information, see note 10, Dispositions.

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

At December 31, 2014, we wholly owned or had a controlling interest in properties totaling 8.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.4 million square feet of additional development. Our consolidated properties were 87.9% occupied by 582 tenants at December 31, 2014. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2014, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties.

The primary source of our revenue is rent received from tenants under long-term (generally three to ten years) operating leases at our properties, including reimbursements from tenants for certain operating costs. Additionally, we may generate earnings from the sale of assets to third parties or contributed into joint ventures.

Our long-term growth will principally be driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	continue to grow our portfolio through acquisitions of new properties, potentially through joint ventures;

•	sell non-core assets to third parties, or contribute properties to joint ventures, at favorable prices;

•	develop and redevelop existing assets; and

•	execute initiatives designed to increase balance sheet capacity and expand the potential sources of capital.

Significant 2014 Activity

•	Executed 1.6 million square feet of leases, including 0.8 million square feet of new leases;

•	Increased leased percentages year-over-year from 88.1% to 91.3% and occupied percentages from 85.8% to 87.9%;

•	Acquired three office buildings, which totaled 401,000 square feet, for an aggregate purchase price of $188.0 million; and

•	Sold six properties, which totaled 811,000 square feet, for aggregate net proceeds of $97.7 million.

Our total assets were $1.6 billion at December 31, 2014 compared with $1.5 billion at December 31, 2013.

Richmond Portfolio Sale
Consistent with our previously disclosed capital recycling strategy, effective as of February 9, 2015, we entered into a binding contract to sell our Richmond, Virginia portfolio, which includes Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land, and in the aggregate is comprised of 19 buildings totaling 828,000 square feet. We anticipate closing the sale in the first half of 2015. However, we can provide no assurances regarding the timing or pricing of the sale of the Richmond Portfolio, or that the sale will occur at all. With the sale of our Richmond portfolio, we will no longer own any properties in the Richmond area and will have made a strategic shift away from the Richmond market. In accordance with ASU 2014-08, which we prospectively adopted in the second quarter of 2014, our Richmond portfolio was classified as held-for-sale at December 31, 2014 and the operating results are reflected within discontinued operations for each of the periods presented in this Annual Report on Form 10-K.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.4 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.5 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently anticipate investing approximately $36 million to construct the new building, which excludes approximately $11 million of tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. We currently expect to complete construction of the new building in the fourth quarter of 2016. However, we can provide no assurance regarding the timing, costs or results of the project. At December 31, 2014, our total investment in the development project was $6.9 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of December 31, 2014 in excess of the original cost basis of the land relate to site preparation costs.

On August 4, 2011, we formed a joint venture with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At December 31, 2014, our total investment in the development project was $55.4 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At December 31, 2014, the property was 56.8% leased and 36.3% occupied. During the fourth quarter of 2014, all vacant space at the property was placed in-service. At December 31, 2014, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

We did not place-in service any development efforts during 2014. At December 31, 2014, we had no completed redevelopment efforts that have yet to be placed in service.

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

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period in which the expenses are incurred. We record a provision for losses on estimated uncollectible accounts receivable based on our analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and we have possession of the terminated space.

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

Investments in Rental Property and Rental Property Entities

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
We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale. In the second quarter of 2014, we prospectively adopted ASU 2014-08, which impacts the presentation of operations and gains or losses from disposed properties and properties classified as held-for-sale. For more information, see note 2(q), Summary of Significant Accounting Policies - Application of New Accounting Standards, in the notes to our consolidated financial statements.
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
If the building does qualify as a discontinued operation under ASU 2014-08, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheets for the periods presented. Interest expense is reclassified to discontinued operations only to the extent the disposed or held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition.

We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when assumed or incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during 2014, 2013 and 2012. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Years Ended December 31, 2014, 2013 and 2012

During 2014, we acquired 11 Dupont Circle, NW, 1775 Wiehle Avenue and 1401 K Street, NW for an aggregate purchase price of $188.0 million. During 2013, we acquired a building at Redland Corporate Center for $30.0 million. We did not acquire any properties in 2012. For the discussion below, these four properties will collectively be referred to as the “Acquired Properties.”

We sold Corporate Campus at Ashburn Center and Owings Mills Business Park in June 2014 and October 2014, respectively, which were both subsequent to our adoption of ASU 2014-08. In accordance with ASU 2014-08, the operating results and gain on sale of Corporate Campus at Ashburn Center and the operating results of and impairment charge with respect to Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for each of the periods presented. In August 2013, we placed Storey Park into development at the conclusion of its sole tenant’s lease. In October 2013, we substantially completed the redevelopment of 440 First Street, NW, a 139,000 square foot property. For purposes of comparison of the years ended December 31, 2014 and 2013, Corporate Campus at Ashburn Center, Owings Mills Business Park, Storey Park and 440 First Street, NW are collectively referred to as the "Non-Comparable Properties."

During 2012, we placed redevelopment projects at Three Flint Hill and Davis Drive into service. For purposes of comparison of the years ended December 31, 2013 and 2012, Storey Park, 440 First Street, NW, Three Flint Hill and Davis Drive are collectively referred to as the “Non-Comparable Properties.”

The term “Comparable Portfolio” refers to all consolidated properties owned by us and in-service, with operating results reflected in our continuing operations, for the entirety of the periods presented. The operating results for our disposed properties (excluding Corporate Campus at Ashburn Center and Owings Mills Business Park, which have operating results reflected within continuing operations) and the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central and Virginia Technology Center), which was classified as held-for-sale at December 31, 2014, are reflected as discontinued operations for all the periods presented.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Due to the timing of acquisitions and dispositions in 2015, which may or may not occur, we cannot determine if property operating revenues or expenses will increase during 2015 compared with 2014.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
Rental	$128,226	$118,337	$9,889	8%	$118,337	$114,032	$4,305	4%
Tenant reimbursements and other	$33,426	$30,478	$2,948	10%	$30,478	$28,930	$1,548	5%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $9.9 million in 2014 compared with 2013. The Acquired Properties contributed $10.4 million of additional rental revenue during 2014 compared with 2013. The increase in rental revenue was partially offset by a decrease in rental revenue for the Non-Comparable Properties, which decreased $2.4 million during 2014 compared with 2013 due to a decline in rental revenue from Storey Park, as the property became vacant at the end of August 2013, at which time the property was placed into development, and the sale of both Corporate Campus at Ashburn Center and Owings Mills Business Park. The decrease in rental revenue form the Non-Comparable Properties was partially offset by an increase in rental revenue at 440 First Street, NW due to placing portions of the property in service during 2014 and 2013. Rental revenue for the Comparable Portfolio increased $1.9 million in 2014 compared with 2013 due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 87.6% during 2014 compared with 85.2% during 2013. The increase in rental revenue in 2014 compared with 2013 includes $5.4 million for Washington, D.C., $2.6 million for Maryland, $1.5 million for Northern Virginia, and $0.4 million for Southern Virginia.

Rental revenue increased $4.3 million in 2013 compared with 2012. Rental revenue for the Comparable Portfolio increased $1.9 million in 2013 compared with 2012 due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 85.2% during 2013 compared with 82.9% during 2012. The Non-Comparable Properties contributed $1.6 million of additional rental revenue during 2013 compared with 2012, primarily due to an increase in occupancy at Three Flint Hill, which increased to 82.9% at December 31, 2013 from 54.2% at December 31, 2012. The increase in rental revenue for the Non-Comparable Properties was partially offset by a decline in rental revenue from Storey Park, as the property became vacant at the end of August 2013, at which time, the property was placed into development. The Acquired Properties contributed $0.8 million of additional rental revenue in 2013 compared with 2012. The increase in rental revenue in 2013 compared with 2012 includes $0.6 million for Maryland, $3.6 million for Northern Virginia and $0.7 million for Southern Virginia. Rental revenue for Washington, D.C. decreased $0.6 million in 2013 compared with 2012.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $2.9 million in 2014 compared with 2013. For the Comparable Portfolio, tenant reimbursements and other revenues increased $1.9 million in 2014 compared with 2013 primarily due to an increase in termination fee income and recoverable snow and ice removal costs in the first quarter of 2014. The Acquired Properties contributed $1.7 million of additional tenant reimbursements and other revenues in 2014 compared with 2013. The increase in tenant reimbursements and other revenues was partially offset by a decrease of $0.7 million for the Non-Comparable Properties during 2014 compared with 2013 due to the tenant vacating Storey Park in 2013, prior to the property being placed into development. The increase in tenant reimbursements and other revenues in 2014 compared with 2013 includes $0.3 million for Washington, D.C., $1.5 million for Maryland, $0.3 million for Northern Virginia, and $0.8 million for Southern Virginia.

Tenant reimbursements and other revenues increased $1.5 million in 2013 compared with 2012, primarily due to the Non-Comparable Properties, which contributed $1.2 million of additional tenant reimbursements and other revenues in 2013 compared with 2012. For the Comparable Portfolio, tenant reimbursements and other revenues remained relatively flat in 2013 compared with 2012 as an increase in occupancy, which led to higher recoverable operating expenses, was offset by a decrease in termination fee income due to a $1.0 million termination fee received from a tenant in Maryland in the second quarter of 2012. In addition, the Acquired Properties contributed additional tenant reimbursements and other revenues of $0.3 million in 2013 compared with 2012. The increase in tenant reimbursements and other revenues in 2013 compared with 2012 includes $1.6 million for Washington, D.C. and $1.0 million for Northern Virginia. Tenant reimbursements and other revenues decreased $1.1 million for Maryland and remained flat for Southern Virginia in 2013 compared with 2012.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
Property operating	$43,252	$38,280	$4,972	13%	$38,280	$34,322	$3,958	12%
Real estate taxes and insurance	$17,360	$16,074	$1,286	8%	$16,074	$14,185	$1,889	13%

Property operating expenses increased $5.0 million in 2014 compared with 2013, primarily due to the Acquired Properties, which contributed $3.8 million of additional property operating expenses in 2014 compared with 2013. The Non-Comparable Properties contributed $0.7 million of additional property operating expenses in 2014 compared with 2013 due to placing the majority of redevelopment space at 440 First Street, NW into service during 2014. In addition, the Comparable Portfolio contributed $0.5 million of additional property operating expenses in 2014 compared with 2013 due to an increase in snow and ice removal costs during the first quarter of 2014. The increase in property operating expenses in 2014 compared with 2013 includes $2.2 million for Washington, D.C., $1.7 million for Maryland, $0.8 million for Northern Virginia and $0.3 million for Southern Virginia.

Property operating expenses increased $4.0 million in 2013 compared with 2012. The increase is primarily due to the Comparable Portfolio, which contributed $3.6 million of additional property operating expenses in 2013 compared with 2012, due to an increase in occupancy, which resulted in higher variable operating expenses and reserves for anticipated bad debt expense. The increase in property operating expenses for the Comparable Portfolio was also due to an increase in snow and ice removal costs in 2013 compared with 2012. The Non-Comparable Properties contributed additional property operating expenses of $0.3 million in 2013 compared with 2012. In addition, the Acquired Properties contributed additional property operating expenses of $0.1 million in 2013 compared with 2012. The increase in property operating expenses in 2013 compared with 2012 includes $1.9 million for Washington, D.C., $0.2 million for Maryland, $1.1 million for Northern Virginia and $0.8 million for Southern Virginia.

Real estate taxes and insurance expense increased $1.3 million in 2014 compared with 2013 due to the Acquired Properties, which contributed $1.6 million of additional real estate taxes and insurance. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million in 2014 compared with 2013 due to higher real estate tax assessments, particularly in the Maryland region. Real estate taxes and insurance for the Non-Comparable Properties decreased $0.5 million in 2014 compared with 2013 due to capitalizing a full-year of real estate taxes and insurance expense in 2014 for Storey Park, which was placed in development at the end of August 2013. The increase in real estate taxes and insurance expense in 2014 compared with 2013 includes $0.8 million for Washington, D.C., $0.5 million for Washington, D.C. and $0.1 million for Southern Virginia. For Northern Virginia, real estate taxes and insurance decreased $0.1 million in 2014 compared with 2013.

Real estate taxes and insurance expense increased $1.9 million in 2013 compared with 2012. The increase is primarily due to the Non-Comparable Properties, which contributed $1.0 million of additional real estate taxes and insurance expense in 2013 compared with 2012. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.8 million in 2013 compared with 2012 due to higher real estate tax assessments. In addition, the Acquired Properties contributed additional real estate taxes and insurance expense of $0.1 million in 2013 compared with 2012. The increase in real estate taxes and insurance expense in 2013 compared with 2012 includes $0.9 million for Washington, D.C., $0.3 million for Maryland and $0.7 million for Northern Virginia. Real estate taxes and insurance expense remained flat for Southern Virginia in 2013 compared with 2012.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$21,156	$21,979	$(823)	(4)%	$21,979	$23,568	$(1,589)	(7)%

General and administrative expenses decreased $0.8 million during 2014 compared with 2013 due to $1.8 million of personnel separation costs and $0.3 million of legal fees associated with an informal SEC inquiry, both of which were incurred during 2013. The decrease in general and administrative expenses in 2014 compared with 2013 was partially offset by an increase in employee compensation costs. We currently anticipate that general and administrative expenses for 2015 will be flat or will slightly decrease compared with 2014. However, as discussed in “Item 1A—Risk Factors,” the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2015.

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

Acquisition costs are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$2,681	$602	$2,079	345%	$602	$49	$553	NM

Acquisition costs increased $2.1 million during 2014 compared with 2013. During 2014, we acquired three office buildings (two in Washington, D.C. and one in Northern Virginia) for an aggregate purchase price of $188.0 million. During 2013, we acquired an office building at Redland Corporate Center for $30.0 million.

Acquisition costs increased $0.6 million during 2013 compared with 2012 due to the acquisition of an office building at Redland Corporate Center in October 2013. We did not acquire any properties in 2012.

Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$61,796	$54,567	$7,229	13%	$54,567	$51,457	$3,110	6%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $7.2 million in 2014 compared with 2013 due to the Acquired Properties, which contributed $7.1 million of additional depreciation and amortization expense in 2014. For the Comparable Portfolio, depreciation and amortization expense increased $1.4 million in 2014 compared with 2013 due to additional leasing and tenant improvement costs related to the increase in occupancy in our portfolio. Depreciation and amortization expense related to the Non-Comparable Properties decreased $1.3 million in 2014 compared with 2013 due to the sales of Corporate Campus at Ashburn Center and Owings Mills Business Park, and placing Storey Park in development at the end of August 2013, at which time we ceased recording depreciation on the building.

Depreciation and amortization expense increased $3.1 million in 2013 compared with 2012. The Non-Comparable Properties contributed additional depreciation and amortization expense of $1.6 million in 2014 compared with 2013 as redevelopment projects at Three Flint Hill and Davis Drive were placed into service during the third quarter of 2012. Depreciation and amortization expense attributable to the Comparable Portfolio increased $1.0 million in 2013 compared with 2012 primarily due to additional leasing costs incurred plus the placing into service of additional tenant and construction improvements. In addition, the Acquired Properties contributed additional depreciation and amortization expense of $0.5 million in 2013 compared with 2012.

Impairment of rental property is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$3,956	$—	$3,956	—	$—	$2,444	$(2,444)	(100)%

In October 2014, we sold Owings Mills Business Park, a four-building business park located in our Maryland reporting segment. We recorded an impairment charge of $4.0 million on the four buildings at Owings Mills Business Park in the second quarter of 2014 based on the fair value of the property, less selling costs. We had previously recorded an impairment charge of $2.4 million in 2012 related to the four buildings at Owings Mills Business Park, which was based on the sale of two separate buildings at Owings Mills Business Park in 2012. We did not record any other impairment charges within continuing operations during 2014, 2013 or 2012.

Contingent consideration related to acquisition of property is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$—	$(213)	$213	(100)%	$(213)	$152	$(365)	NM

On March 25, 2011, we acquired 840 First Street, NE, in Washington, D.C. for an aggregate purchase price of $90.0 million, with up to $10.0 million of additional consideration payable in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. Based on an assessment of the probability of renewal and anticipated lease rates, we recorded a contingent consideration obligation of $9.4 million at acquisition. In July 2011, the building’s sole tenant renewed its lease and, as a result, we issued 544,673 common Operating Partnership units to fulfill $7.1 million of our contingent consideration obligation. During the second quarter of 2013, we entered into an agreement to lease additional space at the property (which lease commenced in the fourth quarter of 2013) and, as a result, issued 35,911 common Operating Partnership units to the seller in the fourth quarter of 2013 in accordance with the terms of the purchase agreement. The $0.2 million reduction in contingent consideration recorded in 2013 is related to a reduction in the obligation as the period to re-tenant the property had expired. During the fourth quarter of 2013, we entered into an agreement to lease additional space at the property and, as a result, issued 3,125 common Operating Partnership units to the seller in February 2014 to fulfill the obligation.

As part of the consideration for our 2009 acquisition of Corporate Campus at Ashburn Center, we recorded a contingent consideration obligation arising from a fee agreement entered into with the seller pursuant to which we were obligated to pay additional consideration if certain returns were achieved over the five-year term of the agreement or if the property was sold within the term of the five-year agreement. In 2012, we recorded a $152 thousand increase in our contingent consideration liability related to Corporate Campus at Ashburn Center that reflected a reduction of the period to achieve the established returns. During June 2013, we achieved the specified returns and increased our liability to the seller. We paid the seller of Corporate Campus at Ashburn Center $1.7 million during the third quarter of 2013 to fulfill the obligation. The property was subsequently sold in June 2014.

Other (Income) Expenses

Interest expense is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$24,696	$32,803	$(8,107)	(25)%	$32,803	$40,602	$(7,799)	(19)%

Interest expense decreased $8.1 million in 2014 compared with 2013 due to a lower outstanding debt balance and a lower applicable weighted average interest rate since January 1, 2013. Since January 1, 2013, we have lowered both our outstanding debt balance by $120.3 million and the applicable weighted average interest rate by 90 basis points. We amended and restated our unsecured revolving credit facility and unsecured term loan in October 2013, which reduced our LIBOR spreads to current market rates. In 2014, our weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $436.1 million with a weighted average interest rate of 1.8%, compared with weighted average borrowings of $363.8 million with a weighted average interest rate of 3.0% in 2013. We anticipate interest expense will increase in 2015 compared with 2014 as a result of higher overall outstanding debt balances.

Interest expense decreased $7.8 million in 2013 compared with 2012, primarily due to reducing our outstanding debt by over $260 million in 2013. During 2013, we repaid outstanding debt with proceeds from the sale of our industrial portfolio, the issuance of 7.5 million common shares in May 2013, and amending and restating our unsecured revolving credit facility and unsecured term loan in October 2013, which reduced our LIBOR spreads to current market rates. In 2013, our weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $363.8 million with a weighted average interest rate of 3.0%, compared with weighted average borrowings of $394.8 million with a weighted average interest rate of 3.2% in 2012.

Interest and other income are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$6,799	$6,373	$426	7%	$6,373	$6,047	$326	5%
In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., which is secured by a portion of the owners’ interest in the property. On January 10, 2014, we amended and restated the loan to increase the outstanding balance to $34.0 million, and reduced the fixed interest rate from 12.5% to 9.75%. As part of amending the loan, we wrote-off $0.1 million of unamortized financing fees related to the origination of the mezzanine loan, which increased interest and other income in 2014 compared with 2013. In April 2011, we provided a $30.0 million mezzanine loan to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C., which has a fixed interest rate of 9.0%. In May 2013, the loan began requiring monthly principal payments, which reduced the outstanding balance of the loan. We recorded interest and other income related to these loans of $6.3 million during 2014 and $6.0 million during both 2013 and 2012. On January 27, 2015, the owners of America's Square gave notice of their intent to prepay, on or about February 24, 2015, the $29.7 million outstanding balance of the mezzanine loan. We expect to receive a yield maintenance payment of $2.4 million with the repayment of the loan.

In January 2013, we subleased 5,000 square feet of our corporate headquarters, and subleased an additional 2,700 square feet of our corporate headquarters at the end of the first quarter of 2014. During 2014 and 2013, we recognized $0.3 million and $0.2 million, respectively, of income associated with these subleases, which is reflected within “Interest and other income” in our consolidated statements of operations. We did not recognize any sublease income in 2012.

We anticipate that interest and other income will remain relatively flat in 2015 compared with 2014 as the expected yield maintenance payment of $2.4 million associated with the prepayment of the America's Square mezzanine loan in February 2015 will primarily offset the reduction in interest income associated with the prepaid loan.

Equity in (earnings) losses of affiliates is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$(775)	$47	$(822)	NM	$47	$(40)	$87	NM

Equity in (earnings) losses of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest.

The increase in income from our unconsolidated joint ventures in 2014 compared with 2013 was due to an increase in income from Prosperity Metro Plaza, which was due to an increase in occupancy in 2014, and Aviation Business Park, which recorded a gain in 2014 from the reversal of a potential contingent consideration obligation as the time period contractually prescribed to achieve the metric creating the obligation had expired.

Gain on sale of investment is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$—	$—	$—	—	$—	$2,951	$(2,951)	(100)%

On August 24, 2012, we sold our 95% interest in an unconsolidated joint venture that owned an office building at 1200 17th Street, NW in Washington, D.C. for $43.7 million, which after repayment of the mortgage loan encumbering the property resulted in net proceeds to us of $25.7 million. We reported a $3.0 million gain on the sale of this interest in the third quarter of 2012.

Loss on debt extinguishment / modification is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$—	$1,810	$(1,810)	(100)%	$1,810	$13,687	$(11,877)	(87)%

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

On May 10, 2012, we and our bank lenders amended our unsecured revolving credit facility, unsecured term loan and secured term loan to, among other things, revise certain financial and other covenants that provided additional operating flexibility for us to execute our business strategy and clarify the treatment of certain covenant compliance-related definitions. As a result of the amendments, we expensed $0.6 million in fees paid to the bank lenders and $2.2 million in unamortized financing costs associated with the unsecured term loan. On June 11, 2012, we prepaid the entire $75.0 million principal amount outstanding under our Senior Notes. As a result of the prepayment, we paid a $10.2 million make-whole amount to the holders of the Senior Notes and expensed $0.2 million of unamortized deferred financing costs associated with our Senior Notes. In addition, we incurred a $0.5 million charge in 2012 related to our defeasance of a mortgage loan that encumbered four buildings at Owings Mills Business Park, of which, two buildings were sold in November 2012 and the four remaining buildings were sold in October 2014.

Gain on sale of rental property is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$21,230	$—	$21,230	—	$—	$—	$—	—

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building, 194,000 square foot single-story business park, which is located in Ashburn, Virginia, for net proceeds of $39.9 million and reported a gain on the sale of the property of $21.2 million in the second quarter of 2014. We used the net proceeds from the sale, together with available cash, to acquire 1775 Wiehle Avenue. In accordance with the new accounting standards that we prospectively adopted in the second quarter of 2014, the operating results and gain on the sale of the Corporate Campus at Ashburn Center are reflected in continuing operations in our consolidated statements of operations in 2014. We did not record any gain on sale of rental property within continuing operations in 2013 and 2012.

Benefit from Income Taxes

Benefit from income taxes is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$—	$—	$—	—	$—	$4,142	$(4,142)	(100)%

We own properties in Washington, D.C. that were subject to income-based franchise taxes as a result of conducting business in Washington, D.C. Benefit from income taxes decreased $4.1 million for 2013 compared with 2012 due to a third quarter 2012 change in tax regulations in the District of Columbia that required us to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in our prospectively measuring all of our deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse. Therefore, we did not record a benefit from income taxes in 2014 and 2013.

Income from Discontinued Operations

Income from discontinued operations is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$1,484	$21,742	$(20,258)	(93)%	$21,742	$15,943	$5,799	36%

Discontinued operations for the periods presented reflect the Richmond Portfolio, which was classified within discontinued operations after our adoption of ASU 2014-08, due to our strategic shift away from the Richmond market, as well as disposed properties that were previously classified as discontinued operations in previously filed consolidated financial statements prior to our adoption of ASU 2014-08. We recorded gains on the sale of rental property of $1.3 million, $19.4 million and $0.2 million in 2014, 2013 and 2012, respectively. The operating results of the disposed and held-for-sale properties classified within discontinued operations were adversely affected by impairment charges totaling $4.1 million and $1.1 million in 2013 and 2012, respectively. We did not record any impairment charges within discontinued operations in 2014. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 10 – Dispositions, in the notes to our consolidated financial statements.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2014	2013	Change		2013	2012	Change
	$(199)	$93	$(292)	NM	$93	$986	$(893)	(91)%

Net (income) loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net income of $17.0 million and $11.0 million during 2014 and 2013, respectively. The weighted average percentage of the common Operating Partnership units held by third parties was 4.3% and 4.4% for 2014 and 2013, respectively.

Prior to the fourth quarter of 2013, we consolidated two joint ventures in which we had a controlling interest. On November 8, 2013, we acquired the remaining interest in a consolidated partnership for $4.6 million. At December 31, 2014, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within net (income) loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of earnings in the operating results of our consolidated joint ventures was immaterial during 2014 and $19,000 in 2013.

During 2013, we had net income of $11.0 million compared with a net loss of $8.4 million in 2012. The weighted average percentage of the common Operating Partnership units held by third parties decreased in 2013 to 4.4% compared with 5.1% in 2012, as we issued 7.5 million common shares in May 2013. The joint venture partners’ aggregate share of earnings in the operating results of our consolidated joint ventures was $19,000 in 2013 compared to a net loss of $65,000 in 2012.

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

2014 Compared with 2013

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2014 compared with 2013:

CONSOLIDATED

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	111	111	—	—
Same property revenues
Rental	$113,416	$111,513	$1,903	1.7
Tenant reimbursements and other	28,374	26,699	1,675	6.3
Total same property revenues	141,790	138,212	3,578	2.6
Same property operating expenses
Property	35,494	34,788	706	2.0
Real estate taxes and insurance	14,852	14,490	362	2.5
Total same property operating expenses	50,346	49,278	1,068	2.2
Same property net operating income	$91,444	$88,934	$2,510	2.8
Reconciliation to net income:
Same property net operating income	$91,444	$88,934
Non-comparable net operating income(2)	9,596	5,527
General and administrative expenses	(21,156)	(21,979)
Depreciation and amortization	(61,796)	(54,567)
Other(3)	(2,529)	(28,676)
Discontinued operations	1,484	21,742
Net income	$17,043	$10,981

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	87.6%	85.2%
Total	86.5%	84.2%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, a building at Redland Corporate Center and the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central and Virginia Technology Center), which was classified as held-for-sale as of December 31, 2014.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)	Combines acquisition costs, impairment of rental property, contingent consideration related to acquisition of property and total other (income) expenses from our consolidated statements of operations.

Same Property NOI increased $2.5 million for the twelve months ended December 31, 2014 compared with the same period in 2013. Total same property revenues increased $3.6 million in 2014 compared with 2013, primarily due to an increase in occupancy and an increase in recoverable snow and ice removal costs that were incurred in the first quarter of 2014. Total same property operating expenses increased $1.1 million in 2014 compared with 2013 due to higher occupancy and an increase in snow and ice removal costs that were incurred in the first quarter of 2014.

Washington, D.C.

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	3	3	—	—
Same property revenues
Rental	$17,550	$17,665	$(115)	(0.7)
Tenant reimbursements and other	7,893	7,972	(79)	(1.0)
Total same property revenues	25,443	25,637	(194)	(0.8)
Same property operating expenses
Property	5,981	5,826	155	2.7
Real estate taxes and insurance	4,185	4,121	64	1.6
Total same property operating expenses	10,166	9,947	219	2.2
Same property net operating income	$15,277	$15,690	$(413)	(2.6)
Reconciliation to total property operating income:
Same property net operating income	$15,277	$15,690
Non-comparable net operating income(2)	3,416	1,033
Total property operating income	$18,693	$16,723

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	90.8%	96.3%
Total	89.3%	96.5%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW and 11 Dupont Circle, NW.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties decreased $0.4 million for the twelve months ended December 31, 2014 compared with the same period in 2013. Total same property revenues decreased $0.2 million during 2014 compared with 2013 as a result of a decrease in occupancy at 1211 Connecticut Avenue, NW, a portion of the vacant space has been re-leased with lease terms commencing in 2015. Total same property operating expenses increased $0.2 million during 2014 compared with 2013 due to reimbursable repair and maintenance costs associated a tenant, which was partially offset by a decrease in other recoverable operating expenses as a result of a decrease in occupancy.

Maryland

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	41	41	—	—
Same property revenues
Rental	$33,212	$32,305	$907	2.8
Tenant reimbursements and other	5,596	5,232	364	7.0
Total same property revenues	38,808	37,537	1,271	3.4
Same property operating expenses
Property	9,195	9,398	(203)	(2.2)
Real estate taxes and insurance	3,196	2,900	296	10.2
Total same property operating expenses	12,391	12,298	93	0.8
Same property net operating income	$26,417	$25,239	$1,178	4.7
Reconciliation to total property operating income:
Same property net operating income	$26,417	$25,239
Non-comparable net operating income(2)	3,961	2,481
Total property operating income	$30,378	$27,720

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	87.8%	85.4%
Total	86.1%	81.7%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable property: a building at Redland Corporate Center.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $1.2 million for the twelve months ended December 31, 2014 compared with the same period in 2013. Total same property revenues increased $1.3 million during 2014 compared with 2013 due to an increase in occupancy. In addition, total same property revenues increased due to an increase in recoverable snow and ice removal costs in the first quarter of 2014. Total same property operating expenses increased $0.1 million in 2014 compared with 2013 due to higher real estate tax assessments.

Northern Virginia

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	48	48	—	—
Same property revenues
Rental	$39,332	$38,573	$759	2.0
Tenant reimbursements and other	10,036	9,454	582	6.2
Total same property revenues	49,368	48,027	1,341	2.8
Same property operating expenses
Property	12,138	11,709	429	3.7
Real estate taxes and insurance	5,207	5,316	(109)	(2.1)
Total same property operating expenses	17,345	17,025	320	1.9
Same property net operating income	$32,023	$31,002	$1,021	3.3
Reconciliation to total property operating income:
Same property net operating income	$32,023	$31,002
Non-comparable net operating income(2)	2,678	2,505
Total property operating income	$34,701	$33,507

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	85.7%	81.2%
Total	86.4%	82.8%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable property: 1775 Wiehle Avenue.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $1.0 million for the twelve months ended December 31, 2014 compared with the same period in 2013. Total same property revenues increased $1.3 million during 2014 compared with 2013 due to an increase in occupancy and an increase in recoverable snow and ice removal costs in the first quarter of 2014. Total same property operating expenses increased $0.3 million during 2014 compared with 2013 due to an increase in snow and ice removal costs in the first quarter of 2014. The increase in total same property operating expenses was partially offset by lower real estate tax assessments of $0.2 million in 2014 compared with 2013.

Southern Virginia

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$23,322	$22,970	$352	1.5
Tenant reimbursements and other	4,849	4,041	808	20.0
Total same property revenues	28,171	27,011	1,160	4.3
Same property operating expenses
Property	8,180	7,855	325	4.1
Real estate taxes and insurance	2,264	2,153	111	5.2
Total same property operating expenses	10,444	10,008	436	4.4
Same property net operating income	$17,727	$17,003	$724	4.3
Reconciliation to total property operating income:
Same property net operating income	$17,727	$17,003
Non-comparable net operating loss(2)	(459)	(492)
Total property operating income	$17,268	$16,511

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	89.3%	87.6%
Total	86.3%	85.7%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central, and Virginia Technology Center), which was classified as held-for-sale as of December 31, 2014.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties increased $0.7 million for the twelve months ended December 31, 2014 compared with 2013. Total same property revenues increased $1.1 million during 2014 compared with 2013 due to an increase in recoverable operating expenses, including recoverable snow and ice removal costs incurred in the first quarter of 2014. Total same property operating expenses increased $0.4 million during 2014 compared with 2013 due to an increase in anticipated bad debt expense and an increase in snow and ice removal costs in the first quarter of 2014.

2013 Compared with 2012

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2013 compared with 2012:

CONSOLIDATED

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	112	112	—	—
Same property revenues
Rental	$111,730	$109,581	$2,149	2.0
Tenant reimbursements and other	27,467	25,526	1,941	7.6
Total same property revenues	139,197	135,107	4,090	3.0
Same property operating expenses
Property	34,259	32,755	1,504	4.6
Real estate taxes and insurance	14,616	13,808	808	5.9
Total same property operating expenses	48,875	46,563	2,312	5.0
Same property net operating income	$90,322	$88,544	$1,778	2.0
Reconciliation to net income (loss):
Same property net operating income	$90,322	$88,544
Non-comparable net operating income(2)	4,139	10,053
General and administrative expenses	(21,979)	(23,568)
Depreciation and amortization	(54,567)	(51,457)
Other(3)	(28,676)	(47,896)
Discontinued operations	21,742	15,943
Net income (loss)	$10,981	$(8,381)

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	85.2%	82.9%
Total	84.2%	83.0%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: Davis Drive, Three Flint Hill, 440 First Street, NW, Storey Park, a building at Redland Corporate Center, and the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central, and Virginia Technology Center), which was classified as held-for-sale as of December 31, 2014.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

(3)
Combines acquisition costs, impairment of rental property, contingent consideration related to acquisition of property, total other (income) expenses, and benefit from income taxes from our consolidated statements of operations.

Same Property NOI increased $1.8 million for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property revenues increased $4.1 million in 2013 compared with 2012 due to an increase in occupancy and recoverable operating expenses. Same property operating expenses increased by $1.5 million for 2013 compared with 2012 due to higher operating expenses, as a result of higher occupancy. Real estate taxes and insurance expense increased $0.8 million in 2013 compared with 2012 due to higher real estate tax assessments.

Washington, D.C.

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

Same property NOI for the Washington D.C. properties increased $0.4 million for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.8 million during 2013 compared with 2012 as a result of higher recoveries of tenant reimbursable expenses. Total same property operating expense increased $0.4 million during 2013 compared with 2012, primarily due to an increase in real estate taxes.

Maryland

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	41	41	—	—
Same property revenues
Rental	$33,663	$33,507	$156	0.5
Tenant reimbursements and other	5,503	5,146	357	6.9
Total same property revenues	39,166	38,653	513	1.3
Same property operating expenses
Property	9,887	9,500	387	4.1
Real estate taxes and insurance	3,124	2,952	172	5.8
Total same property operating expenses	13,011	12,452	559	4.5
Same property net operating income	$26,155	$26,201	$(46)	(0.2)
Reconciliation to total property operating income:
Same property net operating income	$26,155	$26,201
Non-comparable net operating income(2)	1,565	2,493
Total property operating income	$27,720	$28,694

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	85.4%	83.6%
Total	81.7%	81.6%

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

Northern Virginia

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	49	49	—	—
Same property revenues
Rental	$37,433	$36,182	$1,251	3.5
Tenant reimbursements and other	9,967	9,146	821	9.0
Total same property revenues	47,400	45,328	2,072	4.6
Same property operating expenses
Property	10,848	10,350	498	4.8
Real estate taxes and insurance	5,221	4,871	350	7.2
Total same property operating expenses	16,069	15,221	848	5.6
Same property net operating income	$31,331	$30,107	$1,224	4.1
Reconciliation to total property operating income:
Same property net operating income	$31,331	$30,107
Non-comparable net operating income(2)	2,176	561
Total property operating income	$33,507	$30,668

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	81.2%	77.1%
Total	82.8%	80.0%

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

Southern Virginia

(dollars in thousands)	Year Ended December 31,
	2013	2012	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$22,969	$22,337	$632	2.8
Tenant reimbursements and other	4,025	3,941	84	2.1
Total same property revenues	26,994	26,278	716	2.7
Same property operating expenses
Property	7,698	7,203	495	6.9
Real estate taxes and insurance	2,150	2,110	40	1.9
Total same property operating expenses	9,848	9,313	535	5.7
Same property net operating income	$17,146	$16,965	$181	1.1
Reconciliation to total property operating income:
Same property net operating income	$17,146	$16,965
Non-comparable net operating loss(2)	(635)	(416)
Total property operating income	$16,511	$16,549

	Full Year Weighted Average Occupancy
	2013	2012
Same Properties	87.6%	85.7%
Total	85.7%	84.3%

(1)
Same-property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the operating results of the following non-comparable properties: the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central, and Virginia Technology Center), which was classified as held-for-sale as of December 31, 2014.

(2)	Non-comparable property NOI has been adjusted to reflect a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes.

Same property NOI for the Southern Virginia properties increased $0.2 million for the twelve months ended December 31, 2013 compared with the same period in 2012. Total same property revenues increased $0.7 million primarily due to an increase in occupancy and an increase in recoverable operating expenses. Total same property operating expenses increased approximately $0.5 million during 2013 compared with 2012 due to an increase in anticipated bad debt reserves and an increase in snow and ice removal costs.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. In January 2013, we provided an updated strategic and capital plan, which included the marketing of our industrial properties, the execution of steps designed to increase balance sheet flexibility, reduce leverage and a rightsizing of our quarterly dividend. We have executed on several key components of our updated strategic and capital plan, including the industrial portfolio sale, which generated total gross proceeds of $259.0 million; the issuance of 7.5 million common shares, the net proceeds of which were primarily used to repay outstanding debt; and a 25% reduction in the quarterly dividend beginning in the first quarter of 2013. Consistent with our previously disclosed capital recycling strategy, effective as of February 9, 2015, we entered a binding contract to sell our Richmond, Virginia portfolio. We anticipate closing the sale in the first half of 2015. However, we can provide no assurances regarding the timing or pricing of the sale, or that the sale will occur at all. We intend to use net proceeds from the potential sale of the Richmond Portfolio to pay down debt.

At December 31, 2014, we had $205.0 million outstanding under our unsecured revolving credit facility. As of the date of this filing, we had $218.0 million outstanding and $79.0 million of availability under our unsecured revolving credit facility. In the next 12 months, we have $64.3 million of consolidated debt maturing, all of which matures in August 2015. In conjunction with the sale of the Richmond Portfolio, which is expected to be sold in the first half of 2015, we anticipate repaying five mortgage loans, which had an aggregate outstanding balance of $3.5 million at December 31, 2014.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 7.1% of our annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.
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

Financing Activity

Land Loan

On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us. As of December 31, 2014, we were in compliance with all the financial covenants of the Storey Park land loan.

Construction Loan

On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $10.5 million in 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.50% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At December 31, 2014, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of December 31, 2014, we were in compliance with all the financial covenants of the Construction Loan.

Mortgage Debt

We have originated or assumed the following mortgage loans since January 1, 2013 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Amount
October	2014	Storey Park Land Loan(1)	LIBOR + 2.50%	$22,000	(1)
April	2014	1401 K Street, NW	4.93%	37,269
June	2013	440 First Street, NW Construction Loan(2)	5.00%	21,699	(2)

(1)
We have a 97% ownership interest in the property through a consolidated joint venture. The loan balance in the chart above reflects the entire loan balance, which is reflected in our consolidated balance sheets.

(2)	At December 31, 2014, 50% of the outstanding principal balance and all of the outstanding accrued interest on the 440 First Street, NW Construction Loan were recourse to us.

We have repaid the following mortgage loans since January 1, 2013 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
October	2014	Storey Park Land Loan	5.80%	$22,000
May	2014	Annapolis Business Center	6.25%	8,027
September	2013	840 First Street, NE	6.05%	53,877
September	2013	Linden Business Center	5.58%	6,622
June	2013	Cloverleaf Center	6.75%	16,427
June	2013	Mercedes Center – Note 1	6.04%	4,799
June	2013	Mercedes Center – Note 2	6.30%	9,260
June	2013	Jackson National Life Loan -Northridge	5.19%	6,985
May	2013	Jackson National Life Loan - I-66 Commerce Center	5.19%	21,695
February	2013	1434 Crossways Boulevard, Building I	5.38%	7,597
February	2013	TenThreeTwenty	7.29%	13,273
February	2013	Cedar Hill	6.58%	15,364
January	2013	Prosperity Business Center	5.75%	3,242

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

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of December 31, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.
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

Consolidated cash flow information is summarized as follows:

	Year Ended December 31,			Change
(amounts in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cash provided by operating activities	$62,953	$55,292	$47,839	$7,661	$7,453
Cash (used in) provided by investing activities	(111,556)	160,331	(33,013)	(271,887)	193,344
Cash provided by (used in) financing activities	53,186	(216,257)	(22,201)	269,443	(194,056)

Comparison of the Years Ended December 31, 2014 and 2013

Net cash provided by operating activities increased $7.7 million for the twelve months ended December 31, 2014 compared with same period in 2013 primarily due to an increase in same property net operating income. Additionally, net cash provided by operating activities increased in 2014 compared with 2013 due an increase in rents received in advance and a decrease in cash paid for interest expense. The increase in cash provided by operating activities for the twelve months ended December 31, 2014 compared with 2013 was partially offset by a reduction in net operating income, primarily as a result of selling our industrial portfolio in June 2013.

Net cash used in investing activities was $111.6 million for the twelve months ended December 31, 2014 compared with net cash provided by investing activities of $160.3 million for the same period in 2013. During 2014, we acquired three properties for an aggregate net cash purchase price of $150.7 million, which excludes the assumption of a $37.3 million mortgage loan in connection with our acquisition of 1401 K Street, NW, and we sold six properties for aggregate net cash proceeds of $97.7 million. During 2013, we purchased a building for $30.0 million and we sold 28 properties for aggregate net cash proceeds of $263.5 million, of which we placed $28.2 million of the net proceeds in an escrow account held by a qualified intermediary in order to facilitate a potential tax-free exchange, which was used to fund the majority of the 2013 acquisition. During the twelve months ended December 31, 2014, we increased our loan to the owners of 950 F Street, NW by $9.0 million, which was funded through a draw under our unsecured revolving credit facility. Additionally, during the twelve months ended December 31, 2014, cash used for construction activities and additions to rental properties decreased $17.2 million compared with the same period in 2013 due to substantially completing the redevelopment of 440 First Street, NW in the third quarter of 2013 and a decline in amounts spent on tenant improvements.

Net cash provided by financing activities was $53.2 million in 2014 compared with net cash used in financing activities of $216.3 million in 2013. During the twelve months ended December 31, 2014, we issued $250.5 million of debt and repaid $147.6 million of debt compared with the issuance of $152.2 million of debt and repayment of $412.4 million of outstanding debt during the twelve months ended December 31, 2013. During 2013, we paid $8.3 million toward the deferred purchase price obligation related to the acquisition of Storey Park in 2011 and a $0.7 million payment made to the seller of Corporate Campus at Ashburn Center to satisfy the contingent consideration obligation that was established at acquisition. We sold Corporate Campus at Ashburn Center in 2014. During 2013, we also issued 7.5 million common shares for net proceeds of $105.1 million. The increase in outstanding common shares resulted in an increase in dividends paid to common shareholders of $2.3 million for the twelve months ended December 31, 2014 compared with the same period in 2013.

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

Property Acquisitions and Dispositions

We acquired three properties in 2014 and one property in 2013. Below is a summary of our acquisitions and dispositions during 2014 and 2013 (in thousands, except square feet and percentages):

Acquisitions	Reporting Segment	Acquisition Date	Property Type	Square Feet	Purchase Price	Capitalization Rate(1)
11 Dupont Circle, NW	Washington, D.C.	9/24/2014	Office	155,713	$89,000	6.2%
1775 Wiehle Avenue	Northern Virginia	6/25/2014	Office	130,048	41,000	6.9%
1401 K Street, NW	Washington, D.C.	4/8/2014	Office	117,243	58,000	5.3%
540 Gaither Road	Maryland	10/1/2013	Office	133,895	30,000	8.9%

Dispositions	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds	Gain on Sale	Capitalization Rate(2)
Owings Mills Business Park(3)	Maryland	10/16/2014	Business Park	180,475	$12,417	$—	4.4%
Corporate Campus at Ashburn Center(3)	Northern Virginia	6/26/2014	Business Park	194,184	39,910	21,230	7.0%
Patrick Center	Maryland	4/16/2014	Office	66,269	10,888	1,338	8.1%
West Park	Maryland	4/2/2014	Office	28,333	2,871	—	6.9%
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973	31,616	—	8.4%
Worman’s Mill Court	Maryland	11/19/2013	Office	40,099	3,362	—	10.8%
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429	2,732	—	7.2%
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875	3,210	509	9.2%
Industrial Portfolio(4)	Various	May/June 2013	Industrial	4,280,985	176,569	18,789	7.2%
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055	2,469	65	6.3%

(1)	Capitalization rates for acquisitions are calculated based on annual anticipated net operating income divided by the purchase price.

(2)	Capitalization rates for dispositions are calculated based on annual net operating income divided by the selling price.

(3)
The operating results and gain on sale of Corporate Campus at Ashburn Center and the operating results and impairment charge related to Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations.

(4)
During the second quarter of 2013, we sold 24 industrial properties, which consisted of two separate transactions. On May 7, 2013, we sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia. On June 18, 2013, we completed the sale of the remaining 23 industrial properties.

Outstanding Debt

The following table sets forth certain information with respect to our outstanding indebtedness at December 31, 2014 (dollars in thousands):

	Effective Interest Rate		Balance at December 31, 2014	Annualized Debt Service		Maturity Date	Balance at Maturity
Fixed-Rate Debt
Encumbered Properties
Jackson National Life Loan(1)	5.19%		$64,943	$4,577		8/1/2015	$64,230
Hanover Business Center Building D(2)(3)	6.63%		104	161		8/1/2015	13
Chesterfield Buildings C, D, G and H(2)(3)	6.63%		302	414		9/1/2015	34
Gateway Centre Manassas Building I(2)	5.88%		432	239		11/1/2016	—
Hillside I and II(2)	4.62%		12,949	945		12/6/2016	12,160
Redland Corporate Center Buildings II and III	4.64%		65,816	4,014		11/1/2017	62,064
Hanover Business Center Building C(2)(3)	6.63%		505	186		12/1/2017	13
840 First Street, NE	6.01%		36,539	2,722		7/1/2020	32,000
Battlefield Corporate Center	4.40%		3,692	320		11/1/2020	2,618
Chesterfield Buildings A, B, E and F(2)(3)	6.63%		1,674	318		6/1/2021	26
Airpark Business Center(2)(3)	6.63%		913	173		6/1/2021	14
1211 Connecticut Avenue, NW	4.47%		29,691	1,823		7/1/2022	24,668
1401 K Street, NW	4.93%		36,861	2,392		6/1/2023	30,414
Total Fixed-Rate Debt	5.02%	(4)	$254,421	$18,284			$228,254
Unamortized fair value adjustments			(443)
Total Principal Balance			$253,978
Variable-Rate Debt(5)
440 First Street, NW Construction Loan(6)	LIBOR+2.50%		$32,216	$860		5/30/2016	$32,216
Storey Park Land Loan(7)	LIBOR+2.50%		22,000	587		10/16/2016	22,000
Unsecured Revolving Credit Facility	LIBOR+1.70%		205,000	3,834		10/16/2017	205,000
Unsecured Term Loan
Tranche A	LIBOR+1.65%		100,000	1,820		10/16/2018	100,000
Tranche B	LIBOR+1.80%		100,000	1,970		10/16/2019	100,000
Tranche C	LIBOR+2.05%		100,000	2,220		10/16/2020	100,000
Total Variable-Rate Debt	2.95%	(4)(8)	$559,216	$11,291			$559,216
Total Debt at December 31, 2014	3.60%	(4)(8)	$813,637	$29,575	(9)		$787,470

(1)
At December 31, 2014, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II, and Norfolk Business Center. The terms of the loan allow us to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt service yield.

(2)	The balance includes the fair value impacts recorded at acquisition upon assumption of the mortgages encumbering these properties.

(3)
We anticipate repaying the mortgage loans that encumber the Richmond Portfolio, which is expected to be sold in the first half of 2015. The mortgage loans are classified within "Liabilities-held-for-sale" on our consolidated balance sheets.

(4)	Represents the weighted average interest rate.

(5)
All of our variable rate debt is based on one-month LIBOR. For the purposes of calculating the annualized debt service and the effective interest rate, we used the one-month LIBOR rate at December 31, 2014, which was 0.17%.

(6)
The loan matures in May 2016, with two one-year extension options at our discretion and has a borrowing capacity of up to $43.5 million. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan.

(7)	The loan matures in October 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan.

(8)
At December 31, 2014, we had fixed LIBOR on $300.0 million of our variable rate debt through eleven interest rate swap agreements. The effective interest rate reflects the impact of our interest rate swap agreements.

(9)	During 2014, we paid approximately $5.6 million in principal payments on our consolidated mortgage debt, which excludes $8.0 million related to mortgage debt that was repaid in 2014.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of December 31, 2014, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility, Construction Loan and Storey Park Land Loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at December 31, 2014 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan, Construction Loan and Storey Park Land Loan

Covenants	Quarter Ended December 31, 2014	Covenant
Consolidated Total Leverage Ratio(1)	47.2%	≤ 60%
Tangible Net Worth(1)	$970,974	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.17x	≥ 1.50x
Maximum Dividend Payout Ratio	68.2%	≤ 95%
Restricted Investments:
Joint Ventures	5.2%	≤ 15%
Real Estate Assets Under Development	0.6%	≤ 15%
Undeveloped Land	1.0%	≤ 5%
Structured Finance Investments	3.5%	≤ 5%
Total Restricted Investments	5.0%	≤ 25%
Restricted Indebtedness:
Maximum Secured Debt	19.4%	≤ 40%
Unencumbered Pool Leverage(1)	46.8%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.72x	≥ 1.75x

(1)
These are the only covenants that apply to both our 440 First Street, NW construction loan and our Storey Park land loan, which are calculated in accordance with the amended and restated unsecured revolving credit facility.

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

At December 31, 2014, we had fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt through eleven interest rate swap agreements that are summarized below (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2018	12,500	LIBOR	1.383%
July 2017	50,000	LIBOR	0.955%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

Off-Balance Sheet Arrangements

We are secondarily liable for $2.8 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties we own through two unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. We sold our 95% interest in 1200 17th Street, NW during the third quarter of 2012. See note 6, Investment in Affiliates, in the notes to our consolidated financial statements for more information.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2014 (dollars in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	More than 5 Years
Mortgage loans(1)(2)	$308,194	$69,553	$136,761	$5,640	$96,240
Unsecured term loan	300,000	—	—	200,000	100,000
Unsecured revolving credit facility	205,000	—	205,000	—	—
Interest expense(3)	99,941	26,439	42,195	19,878	11,429
Operating leases(4)	10,598	1,450	3,018	3,906	2,224
Construction in progress	1,375	1,375	—	—	—
Capital expenditures	1,575	1,575	—	—	—
Tenant improvements(5)	10,244	10,244	—	—	—
Total	$936,927	$110,636	$386,974	$229,424	$209,893

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(2)
Includes five mortgage loans totaling $3.5 million that will be repaid upon the sale of the Richmond Portfolio, which is expected to close in the first half of 2015. The mortgage loans were classified within “Liabilities held-for-sale” on our consolidated balance sheets.

(3)
Interest expense for our fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for our variable rate obligations and our interest rate swap obligations are calculated using the outstanding balance and applicable interest rate at December 31, 2014 over the life of the obligation.

(4)	Reflects the lease obligation on our corporate headquarters, net of sublease income.

(5)	Includes leasehold improvement and space refurbishment costs.

As of December 31, 2014, we had contractual construction in progress obligations, which included amounts accrued at December 31, 2014, of $1.4 million. The amount of contractual construction in progress obligations are primarily related to development activities at Storey Park, which is located in our Washington, D.C. reporting segment. As of December 31, 2014, we had contractual rental property and furniture, fixtures and equipment obligations of $11.8 million outstanding, which included amounts accrued at December 31, 2014. The amount of contractual rental property and furniture, fixtures and equipment obligations at December 31, 2014 included significant tenant improvement costs for a new lease at Atlantic Corporate Park, which is located in our Northern Virginia reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.
We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2014, we remained liable to those local municipalities for $2.6 million in the event that we do not complete the specified work. We intend to complete the improvements in satisfaction of these obligations.

We had no other material contractual obligations as of December 31, 2014.

Funds From Operations

Funds from operations (“FFO”) is a non-GAAP measure used by many investors and analysts that follow the public real estate industry. We consider FFO a useful measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of rental property diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.
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
The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to First Potomac Realty Trust	$16,844	$11,074	$(7,395)
Less: Dividends on preferred shares	(12,400)	(12,400)	(11,964)
Net income (loss) attributable to common shareholders	4,444	(1,326)	(19,359)
Add: Depreciation and amortization:
Rental property	61,796	54,567	51,457
Discontinued operations	3,662	8,937	14,958
Unconsolidated joint ventures	4,466	5,323	5,883
Consolidated joint ventures	—	(163)	(177)
Impairment of rental property(1)	3,957	4,092	3,516
Gain on sale(2)	(22,568)	(19,363)	(3,091)
Net income (loss) attributable to noncontrolling interests in the Operating Partnership	199	(74)	(1,051)
FFO available to common shareholders and unitholders	55,956	51,993	52,136
Dividends on preferred shares	12,400	12,400	11,964
FFO	$68,356	$64,393	$64,100
Weighted average common shares and Operating Partnership units outstanding – diluted	60,851	57,706	52,921

(1)
Impairment charges of $4.0 million for the year ended December 31, 2014 and $2.4 million for the year ended December 31, 2012 are included in continuing operations in our consolidated statements of operations. The remaining impairment charges for the years ended December 31, 2013 and 2012 are included in discontinued operations in our consolidated statements of operations.

(2)
During 2014, we recorded a $21.2 million gain on the sale of Corporate Campus at Ashburn Center, which is reflected in continuing operations in our consolidated statements of operations. During 2012, we recorded a $2.9 million gain, which is reflected within continuing operations in our consolidated statements of operations, on the sale of our interest in a joint venture. During 2014, 2013, and 2012, we recorded gains on the sale of properties totaling $1.3 million, $19.4 million, and $0.2 million, respectively, which are reflected in discontinued operations in our consolidated statements of operations.

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
.
We had $813.6 million of debt outstanding at December 31, 2014, of which $254.4 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $259.2 million, was unhedged variable rate debt that consisted of $205.0 million under the unsecured revolving credit facility, a $22.0 million loan that encumbers the Storey Park land and the $32.2 million outstanding balance under a construction loan. At December 31, 2014, both the Storey Park land loan and the construction loan had a contractual interest rate of LIBOR plus 2.50%. At December 31, 2014, LIBOR was 0.17%. A change in interest rates of 1% would result in an increase or decrease of $2.6 million in interest expense on our unhedged variable rate debt on an annualized basis.

The table below summarizes our interest rate swap agreements as of December 31, 2014 (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2018	12,500	LIBOR	1.383%
July 2017	50,000	LIBOR	0.955%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

For fixed rate debt, changes in interest rates generally affect the fair value of our debt but not our earnings or cash flow. See note 13, Fair Value Measurements, in the notes to our consolidated financial statements for more information on the fair value of our debt.

Our projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2014, for each of the succeeding five years are as follows (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed Rate Debt
Mortgage debt(1)(2)(3)	$69,553	$16,546	$65,999	$2,746	$2,894	$96,240	$253,978	$238,666
Weighted average interest rate	5.00%	4.96%	5.00%	5.18%	5.17%	4.87%
Variable Rate Debt
Land loan	$—	$22,000	$—	$—	$—	$—	$22,000	$22,000
Construction loan	—	32,216	—	—	—	—	32,216	32,216
Unsecured term loan	—	—	—	100,000	100,000	100,000	300,000	300,000
Credit facility	—	—	205,000	—	—	—	205,000	205,000
Weighted average interest rate	2.02%	1.99%	1.96%	2.02%	2.11%	2.22%	$559,216	$559,216
Interest Rate Swaps
Variable to fixed(4)	—	60,000	147,500	92,500	—	—	$300,000	$(3,437)
Average pay rate	3.35%	3.35%	3.34%	3.46%	—	—
Weighted average receive rate	2.02%	2.02%	2.07%	2.22%	—	—

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(2)	Includes mortgage loans that will be repaid upon the sale of the Richmond Portfolio, which is expected to be sold in the first half of 2015.

(3)
Excludes a $22.0 million land loan which encumbers Storey Park and the $32.2 million outstanding balance under a Construction Loan. Both the land loan and the Construction Loan have a contractual interest rate of LIBOR plus 2.50%. At December 31, 2014, LIBOR was 0.17%.

(4)	Represents the notional amounts of the hedged debt. At December 31, 2014, we had fixed LIBOR on $300.0 million of our variable rate debt though eleven interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 78 of this Annual Report on Form 10-K. KPMG’s report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
First Potomac Realty Trust:

We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(2)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
February 19, 2015

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background
Douglas J. Donatelli	53
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

Andrew P. Blocher	50
Executive Vice President and Chief Financial Officer
Andrew P. Blocher joined the Company in 2012 as Executive Vice President and Chief Financial Officer. Mr. Blocher has over 20 years of finance and capital markets experience, including 15 years in the public REIT sector. Prior to joining the Company, Mr. Blocher was the Chief Financial Officer at Federal Realty Investment Trust (“NYSE: FRT”), joining FRT in 2000 as Vice President, Investor Relations; Mr. Blocher was promoted to Senior Vice President in 2007 and to Chief Financial Officer in 2008. Mr. Blocher had served as Director, Structured Finance Marketing and Modeling, at Freddie Mac, as well as Vice President of Capital Markets for CRIIMI MAE Inc., a mortgage REIT. Mr. Blocher currently serves on the Board of Directors for Make-A-Wish® Mid-Atlantic, where he chairs the Audit and Finance committee and serves on the Executive Committee. Mr. Blocher received his Bachelor of Science degree in Finance from Indiana University in Bloomington and his Masters of Business Administration in Finance from the George Washington University.

Nicholas R. Smith	50
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

Robert Milkovich	55
Executive Vice President and Chief Operating Officer
Robert Milkovich joined the Company in June 2014 as Executive Vice President and Chief Operating Officer. Mr. Milkovich has over 25 years of leadership in the greater Washington, D.C. commercial real estate industry and in certain other parts of the country. Prior to joining the Company, he served, since 2012, as President and Head of the Investment Committee of Spaulding & Slye Investments, a comprehensive real estate services and investment company that is a wholly owned subsidiary of JLL. He also served as Regional Director of Archon Group, L.P., an investment arm of the merchant banking division of Goldman Sachs, which he joined in 2004, and served as Market Managing Director for CarrAmerica Realty Corporation, a then publicly traded office REIT headquartered in Washington, D.C. He currently serves as a Director and Investment Committee member for the University System of Maryland Foundation. Mr. Milkovich is on the Board and Membership Committee of the Economic Club of Washington, D.C. and is a member of the Urban Land Institute’s Office Development Counsel, and was a past president of The Real Estate Group in Washington, D.C. Mr. Milkovich graduated with a B.S. in Business Administration from the University of Maryland.

Samantha Sacks Gallagher	38
Executive Vice President, General Counsel and Secretary
Samantha Sacks Gallagher joined the Company in October 2014 as the Executive Vice President, General Counsel and Secretary. She serves as the Company’s chief legal officer and leads the Company's corporate legal function. In her role, she has leadership responsibility for corporate governance matters, SEC and NYSE compliance, structuring of corporate-level transactions, overseeing litigation, as well as managing outside counsel. Prior to joining the Company, she served as a Partner at Arnold & Porter LLP in the firm’s Corporate and Securities Practice.  She also previously served as a Partner at Hogan Lovells US LLP in the firm’s Corporate, Capital Markets and REIT practice groups (having joined Hogan as a corporate attorney in 2001). While in private practice, Ms. Gallagher focused on capital markets transactions, joint ventures, mergers and acquisitions and strategic investments, as well as advising companies in a variety of corporate and securities law matters. In particular, she has extensive experience representing REITs and other real estate companies and financial institutions.  She currently serves on the Board of Directors for Make-A-Wish® Mid-Atlantic, where she is also a member of its Governance Committee. Ms. Gallagher received her J.D. from Georgetown University Law Center and her A.B. from Princeton University.

The information appearing in our definitive proxy statement to be filed in connection with our Annual Meeting of Shareholders to be held on May 21, 2015 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Corporate Governance and Board Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

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

Financial Statements and Schedules

Reference is made to the Index to Financial Statements and Schedules on page 84 for a list of the financial statements and schedules included in this report.

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning page 133 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on February 19, 2015.

FIRST POTOMAC REALTY TRUST

/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2015.

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
We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to adopt ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in 2014.

/s/ KPMG LLP
McLean, Virginia
February 19, 2015

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2014	2013
Assets:
Rental property, net	$1,288,873	$1,144,455
Assets held-for-sale	59,717	106,468
Cash and cash equivalents	13,323	8,740
Escrows and reserves	2,986	7,673
Accounts and other receivables, net of allowance for doubtful accounts of $1,207 and $1,181, respectively	10,587	12,384
Accrued straight-line rents, net of allowance for doubtful accounts of $104 and $92, respectively	34,226	29,531
Notes receivable, net	63,679	54,696
Investment in affiliates	47,482	49,150
Deferred costs, net	43,991	42,311
Prepaid expenses and other assets	7,712	8,261
Intangible assets, net	45,884	38,791
Total assets	$1,618,460	$1,502,460
Liabilities:
Mortgage loans	$305,139	$270,167
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	205,000	99,000
Liabilities held-for-sale	4,562	5,541
Accounts payable and other liabilities	41,113	41,296
Accrued interest	1,720	1,663
Rents received in advance	7,971	5,898
Tenant security deposits	5,891	4,861
Deferred market rent, net	2,827	1,522
Total liabilities	874,223	729,948
Noncontrolling interests in the Operating Partnership	33,332	33,221
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,815 and 58,704 shares issued and outstanding, respectively	59	59
Additional paid-in capital	913,282	911,533
Noncontrolling interests in a consolidated partnership	898	781
Accumulated other comprehensive loss	(3,268)	(3,836)
Dividends in excess of accumulated earnings	(360,066)	(329,246)
Total equity	710,905	739,291
Total liabilities, noncontrolling interests and equity	$1,618,460	$1,502,460

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2014, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2014	2013	2012
Revenues:
Rental	$128,226	$118,337	$114,032
Tenant reimbursements and other	33,426	30,478	28,930
Total revenues	161,652	148,815	142,962
Operating expenses:
Property operating	43,252	38,280	34,322
Real estate taxes and insurance	17,360	16,074	14,185
General and administrative	21,156	21,979	23,568
Acquisition costs	2,681	602	49
Depreciation and amortization	61,796	54,567	51,457
Impairment of rental property	3,956	—	2,444
Contingent consideration related to acquisition of property	—	(213)	152
Total operating expenses	150,201	131,289	126,177
Operating income	11,451	17,526	16,785
Other (income) expenses:
Interest expense	24,696	32,803	40,602
Interest and other income	(6,799)	(6,373)	(6,047)
Equity in (earnings) losses of affiliates	(775)	47	(40)
Gain on sale of investment	—	—	(2,951)
Loss on debt extinguishment / modification	—	1,810	13,687
Gain on sale of rental property	(21,230)	—	—
Total other (income) expenses	(4,108)	28,287	45,251
Income (loss) from continuing operations before income taxes	15,559	(10,761)	(28,466)
Benefit from income taxes	—	—	4,142
Income (loss) from continuing operations	15,559	(10,761)	(24,324)
Discontinued operations:
Income from operations	146	6,793	15,782
Loss on debt extinguishment	—	(4,414)	—
Gain on sale of rental property	1,338	19,363	161
Income from discontinued operations	1,484	21,742	15,943
Net income (loss)	17,043	10,981	(8,381)
Less: Net (income) loss attributable to noncontrolling interests	(199)	93	986
Net income (loss) attributable to First Potomac Realty Trust	16,844	11,074	(7,395)
Less: Dividends on preferred shares	(12,400)	(12,400)	(11,964)
Net income (loss) attributable to common shareholders	$4,444	$(1,326)	$(19,359)
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.05	$(0.41)	$(0.70)
Income from discontinued operations	0.02	0.38	0.30
Net income (loss)	$0.07	$(0.03)	$(0.40)
Weighted average common shares outstanding – basic	58,150	55,034	50,120
Weighted average common shares outstanding - diluted	58,220	55,034	50,120
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Net income (loss)	$17,043	$10,981	$(8,381)
Unrealized gain on derivative instruments	1,289	7,423	295
Unrealized loss on derivative instruments	(696)	—	(5,629)
Total comprehensive income (loss)	17,636	18,404	(13,715)
Net (income) loss attributable to noncontrolling interests	(199)	93	986
Net (gain) loss from derivative instruments attributable to noncontrolling interests	(25)	(342)	266
Comprehensive income (loss) attributable to First Potomac Realty Trust	$17,412	$18,155	$(12,463)

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	Series A Preferred Shares	Common Shares	Additional Paid-in Capital	Noncontrolling Interests in Consolidated Partnerships	Accumulated Other Comprehensive Loss	Dividends in Excess of Accumulated Earnings	Total Equity
Balance at December 31, 2011	$115,000	$50	$798,171	$4,245	$(5,849)	$(235,126)	$676,491
Net loss	—	—	—	—	—	(8,381)	(8,381)
Net unrealized loss on derivative instruments	—	—	—	—	(5,334)	—	(5,334)
Net loss attributable to noncontrolling interests	—	—	—	—	266	986	1,252
Dividends paid to common shareholders	—	—	—	—	—	(40,730)	(40,730)
Dividends on preferred shares	—	—	—	—	—	(11,702)	(11,702)
Shares issued in exchange for common Operating Partnership units	—	1	4,064	—	—	—	4,065
Restricted stock expense	—	—	2,961	—	—	—	2,961
Exercise of stock options	—	—	71	—	—	—	71
Stock option and employee stock purchase plan expense	—	—	611	—	—	—	611
Issuance of common stock, net of net settlements	—	—	2,114	—	—	—	2,114
Issuance of preferred stock	45,000	—	(1,482)	—	—	—	43,518
Adjustment of common Operating Partnership units to fair value	—	—	(1,926)	—	—	—	(1,926)
Net distributions to noncontrolling interest in consolidated joint ventures	—	—	—	(582)	—	—	(582)
Income attributable to noncontrolling interest in consolidated joint ventures	—	—	—	65	—	—	65
Balance at December 31, 2012	160,000	51	804,584	3,728	(10,917)	(294,953)	662,493
Net income	—	—	—	—	—	10,981	10,981
Net unrealized gain on derivative instruments	—	—	—	—	7,423	—	7,423
Net income attributable to noncontrolling interests	—	—	—	—	(342)	93	(249)
Dividends paid to common shareholders	—	—	—	—	—	(32,917)	(32,917)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends	—	—	—	—	—	(50)	(50)
Restricted stock expense	—	—	3,863	—	—	—	3,863
Exercise of stock options	—	—	163	—	—	—	163
Stock option and employee stock purchase plan expense	—	—	549	—	—	—	549
Issuance of common stock, net of net settlements	—	8	103,581	—	—	—	103,589
Acquisition of remaining interests in consolidated joint venture	—	—	(1,387)	(3,178)	—	—	(4,565)
Adjustment of common Operating Partnership units to fair value	—	—	180	—	—	—	180
Net contributions from noncontrolling interest in consolidated joint ventures	—	—	—	250	—	—	250
Loss attributable to noncontrolling interest in consolidated joint ventures	—	—	—	(19)	—	—	(19)
Balance at December 31, 2013	160,000	59	911,533	781	(3,836)	(329,246)	739,291
Net income	—	—	—	—	—	17,043	17,043
Net unrealized gain on derivative instruments	—	—	—	—	593	—	593
Net income attributable to noncontrolling interests	—	—	—	—	(25)	(199)	(224)
Dividends paid to common shareholders	—	—	—	—	—	(35,198)	(35,198)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends	—	—	—	—	—	(66)	(66)
Restricted stock expense	—	—	2,860	—	—	—	2,860
Exercise of stock options	—	—	174	—	—	—	174
Stock option and employee stock purchase plan expense	—	—	536	—	—	—	536
Issuance of common stock, net of net settlements	—	—	(397)	—	—	—	(397)
Adjustment of common Operating Partnership units to fair value	—	—	(1,424)	—	—	—	(1,424)
Net contributions from noncontrolling interest in consolidated joint venture	—	—	—	117	—	—	117
Balance at December 31, 2014	$160,000	$59	$913,282	$898	$(3,268)	$(360,066)	$710,905

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Cash flow from operating activities:
Net income (loss)	$17,043	$10,981	$(8,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	(1,338)	(19,363)	(161)
Loss on debt extinguishment / modification	—	192	—
Depreciation and amortization	3,665	8,937	14,958
Impairment of rental property	—	4,092	1,072
Depreciation and amortization	62,843	55,581	52,855
Stock based compensation	3,731	4,412	3,572
Bad debt expense	1,110	800	702
Deferred income taxes	—	—	(3,533)
Amortization of deferred market rent	(14)	76	195
Amortization of financing costs and discounts	1,445	2,851	2,397
Equity in (earnings) of affiliates	(775)	47	(40)
Distributions from investments in affiliates	1,356	2,064	1,796
Contingent consideration related to acquisition of property	—	(213)	152
Contingent consideration payments in excess of fair value at acquisition date	—	(987)	—
Impairment of rental property	3,956	—	2,444
Gain on sale of rental property	(21,230)	—	—
Gain on sale of investment	—	—	(2,951)
Loss on debt extinguishment / modification	—	223	2,379
Changes in assets and liabilities:
Escrows and reserves	4,693	6,256	5,889
Accounts and other receivables	1,475	1,763	(4,152)
Accrued straight-line rents	(7,968)	(8,078)	(10,343)
Prepaid expenses and other assets	326	1,074	(348)
Tenant security deposits	677	1,022	289
Accounts payable and accrued expenses	1,227	(2,340)	3,444
Accrued interest	56	(990)	(129)
Rents received in advance	1,984	(3,616)	(1,603)
Deferred costs	(11,309)	(9,492)	(12,664)
Total adjustments	45,910	44,311	56,220
Net cash provided by operating activities	62,953	55,292	47,839
Cash flows from investing activities:
Investment in note receivable	(9,000)	—	—
Principal payments from note receivable	176	104	—
Proceeds from sale of rental property	97,701	263,469	14,341
Proceeds from sale of investment	—	—	25,705
Change in escrow and reserve accounts	—	(10)	(61)
Additions to rental property and furniture, fixtures and equipment	(39,338)	(48,125)	(58,371)
Additions to construction in progress	(11,451)	(19,877)	(12,115)
Acquisition of rental property and associated intangible assets	(150,731)	(30,000)	—
Acquisition of noncontrolling interest in consolidated joint venture	—	(4,565)	—
Investment in affiliates	(1,988)	(665)	(2,512)
Distributions from investments in affiliates	3,075	—	—
Net cash (used in) provided by investing activities	(111,556)	160,331	(33,013)
Cash flows from financing activities:
Financing costs	(870)	(5,568)	(3,932)
Issuance of debt	250,518	152,199	445,400
Issuance of common shares, net	—	105,085	3,599
Issuance of preferred shares, net	—	—	43,518
Payment of deferred acquisition costs and contingent consideration	—	(9,036)	—
Contributions from consolidated joint venture partners	213	250	—
Distributions to consolidated joint venture partners	(96)	—	(592)
Repayments of debt	(147,577)	(412,381)	(456,109)
Dividends to common shareholders	(35,198)	(32,917)	(40,730)
Dividends to preferred shareholders	(12,400)	(12,400)	(11,267)
Distributions to noncontrolling interests	(1,578)	(1,557)	(2,159)
Operating partnership unit redemptions	—	(95)	—
Proceeds from stock option exercises	174	163	71
Net cash provided by (used in) financing activities	53,186	(216,257)	(22,201)
Net increase (decrease) in cash and cash equivalents	4,583	(634)	(7,375)
Cash and cash equivalents, beginning of year	8,740	9,374	16,749
Cash and cash equivalents, end of year	$13,323	$8,740	$9,374
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
Years ended December 31, 2014, 2013 and 2012

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	2014	2013	2012
Cash paid for interest, net	$23,083	$32,116	$40,769
Cash paid for income based franchise taxes	—	—	714
Non-cash investing and financing activities:
Debt assumed in connection with the acquisition of rental property	37,269	—	—
Value of common shares retired to settle employee income tax obligation	487	1,348	1,252
Change in fair value of the outstanding common Operating Partnership units	1,424	(215)	2,074
Conversion of common Operating Partnership units for common shares	—	—	4,064
Issuance of common Operating Partnership units in connection with the acquisition of rental property	40	418	—
Change in accruals:
Additions to rental property and furniture, fixtures and equipment	653	(4,959)	1,988
Additions to development and redevelopment	(275)	(3,118)	3,705

Cash paid for interest on indebtedness is net of capitalized interest of $3.2 million, $2.5 million and $2.4 million in 2014, 2013 and 2012, respectively.

During the twelve months ended December 31, 2014, we acquired three properties at an aggregate purchase price of $188.0 million, including the assumption of a mortgage loan with a fair value of $37.3 million at acquisition.

During 2014, 2013 and 2012, certain of our employees surrendered common shares owned by them valued at $0.5 million, $1.3 million and $1.3 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At December 31, 2014 and 2013, we recorded adjustments of $4.7 million and $3.3 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were redeemed for an equivalent number of our common shares during both 2014 and 2013. During 2012, 322,302 common Operating Partnership units were redeemed for an equivalent number of our common shares.

During the twelve months ended December 31, 2014 and 2013, we issued 3,125 and 35,911 common Operating Partnership units at a fair value of $40 thousand and $0.4 million, respectively, to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property. No common Operating Partnership units were required to be issued to satisfy our contingent consideration obligation during the twelve months ended December 31, 2012.

At December 31, 2014, 2013 and 2012, we accrued $9.3 million, $8.5 million and $13.2 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During 2014, 2013 and 2012, we accrued $1.3 million, $1.5 million and $4.6 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

References in these consolidated financial statements to “we,” “our,” "us," "the Company" or "First Potomac," refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2014, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At December 31, 2014, we wholly owned or had a controlling interest in properties totaling 8.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.4 million square feet of additional development. Our consolidated properties were 87.9% occupied by 582 tenants at December 31, 2014. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2014, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of December 31, 2014, our largest tenant was the U.S. Government, which accounted for 14% of our total annualized cash basis rent, and the U.S. Government combined with government contractors, accounted for 26% of our total annualized cash basis rent as of December 31, 2014. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2014, we had consolidated total revenues of $161.7 million and consolidated total assets of $1.6 billion. Financial information related to our four reporting segments is set forth in note 18, Segment Information, to our consolidated financial statements.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our Operating Partnership and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes First Potomac Management LLC, a wholly owned subsidiary that manages the majority of our properties. All intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management team to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; derivative valuations; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

(c) Revenue Recognition and Accounts Receivable

We generate substantially all of our revenue from leases on our properties. We recognize rental revenue on a straight-line basis over the term of our leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. We consider current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to Property operating expense in our consolidated statements of operations in the period in which the determination is made and to allowance for doubtful accounts in either Accounts and other receivables or Accrued straight-line rents on our consolidated balance sheets. During 2014, 2013 and 2012, we incurred charges of $1.1 million, $0.8 million and $0.7 million, respectively, related to anticipated uncollectible amounts from tenants, including accrued straight-line rents. We consider similar criteria in assessing impairment associated with outstanding loans or notes receivable and whether any allowance for anticipated credit loss is appropriate.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period in which the expenses are incurred. We record a provision for losses on estimated uncollectible accounts receivable based on our analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and we have possession of the terminated space. We recognized lease termination fees included in “Tenant reimbursements and other revenues” in our consolidated statements of operations of $1.1 million, $1.0 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(d) Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

(e) Escrows and Reserves

Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, leasing commissions and tenant improvements. We reflect cash inflows and outflows from our escrows and reserves accounts related to debt service, real estate taxes, insurance and leasing commissions within net cash provided by operating activities and our cash inflows and outflows related tenant improvements within net cash used by investing activities on our consolidated statements of cash flows.

(f) Deferred Costs

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. Leasing costs related to the execution of tenant leases and lease incentives are deferred and amortized ratably over the term of the related leases. Accumulated amortization of these combined costs was $24.8 million and $20.7 million at December 31, 2014 and 2013, respectively.

The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2014 (amounts in thousands):

	Deferred Financing(1)	Deferred Leasing(1)(2)	Deferred Lease Incentive
2015	$1,905	$5,446	$637
2016	1,533	4,977	637
2017	1,153	4,181	552
2018	836	3,593	518
2019	308	2,828	443
Thereafter	425	7,849	1,627
	$6,160	$28,874	$4,414

(1)	Includes amounts from properties that were classified as held-for-sale at December 31, 2014.

(2)
Excludes the amortization of $5.6 million of leasing costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the period over which the leasing costs will be amortized has yet to be determined.

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

We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale. In the second quarter of 2014, we prospectively adopted ASU 2014-08, which impacts the presentation of operations and gains or losses from disposed properties and properties classified as held-for-sale. For more information, see note 2(q), Summary of Significant Accounting Policies - Application of New Accounting Standards.

If the building does not qualify as a discontinued operation under ASU 2014-08, we will classify the building's operating results, together with any impairment charges and any gains or losses on the sale of the building, in continuing operations for all periods presented in our consolidated statements of operations. We will classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheet for the period the held-for-sale criteria were met.

If the building does qualify as a discontinued operation under ASU 2014-08, we will classify the building's operating results, together with any impairment charges and any gains or losses on the sale of the building, in discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheets for the periods presented. Interest expense is reclassified to discontinued operations only to the extent the disposed or held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition.

We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when assumed or incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during 2014, 2013 and 2012. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

(i) Investment in Affiliates

We may continue to grow our portfolio by entering into ownership arrangements with third parties for which we do not have a controlling interest. The structure of the arrangement may affect our accounting treatment as the entities may qualify as variable interest entities (“VIE”) based on disproportionate voting to equity interests, or other factors. In determining whether to consolidate an entity, we assess the structure and intent of the entity relationship as well its power to direct major decisions regarding the entity’s operations. When our investment in an entity meets the requirements for the equity method of accounting, we will record our initial investment in our consolidated balance sheets as “Investment in affiliates.” The initial investment in the entity is adjusted to recognize our share of earnings, losses, distributions received from the entity or additional contributions. Basis differences, if any, are recognized over the life of the venture as an adjustment to “Equity in (earnings) losses of affiliates” in our consolidated statements of operations. Our respective share of all earnings or losses from the entity will be recorded in our consolidated statements of operations as “Equity in (earnings) losses of affiliates.”

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities, operating results and cash flows within our consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the permanent equity section of our consolidated balance sheets to the extent the associated ownership interests are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and for any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party will be recorded in our consolidated statements of operations as a component of “Net loss attributable to noncontrolling interests.”

(j) Sales of Rental Property

We account for sales of rental property in accordance with the requirements for full profit recognition, which occurs when the sale is consummated, the buyer has made adequate initial and continuing investments in the property, our receivable is not subject to future subordination, and we do not have substantial continuing involvement with the property. Once the requirements for full profit recognition are achieved, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the sale is consummated. For sales transactions that do not meet the criteria for full profit recognition, we account for the transactions as partial sales or financing arrangements required by GAAP. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which we have or receive an interest are accounted for as partial sales.

For sales transactions that do not meet sale criteria, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and accounts for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

(k) Intangible Assets

Intangible assets include the fair value of acquired tenant or customer relationships and the fair value of in-place leases at acquisition. Customer relationship fair values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The fair value of customer relationship intangible assets is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the in-place leases at acquisition by estimating the leasing commissions avoided by having in-place tenants and the operating income that would have not been recognized during the estimated time required to lease the space occupied by existing tenants at the acquisition date. The fair value attributable to existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease fair value is charged to expense by the date of termination.

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

In conjunction with our initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of "Intangible assets, net" on the consolidated balance sheets. In 2011, we recognized additional goodwill of $4.8 million representing the residual difference between the consideration transferred for the purchase of 840 First Street, NE, which was acquired in March 2011, and the acquisition date fair value of the identifiable assets acquired and liabilities assumed and deferred taxes representing the difference between the fair value of acquired assets at acquisition and the carryover basis used for income tax purposes. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to our appropriate reporting unit in a reasonable and consistent manner.

We assess goodwill for impairment annually at the end of our fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. We perform our analysis for potential impairment of goodwill in accordance with GAAP and are permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test for that reporting unit. We assess the impairment of our goodwill based on such qualitative factors as general economic conditions, industry and market conditions, market competiveness, overall financial performance (such as negative cash flows) and other entity specific events. As of December 31, 2014, we concluded that it was more likely than not that the fair value of our reporting units exceeded its carrying value, and as a result, we determined that it was unnecessary to perform any additional testing for goodwill impairment. No goodwill impairment losses were recognized during 2014, 2013 and 2012.

(l) Derivative Instruments

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

(m) Income Taxes

We have elected to be taxed as a REIT. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income annually to our shareholders and meet other organizational and operational requirements. As a REIT, we will not be subject to federal income tax and any non-deductible excise tax if we distribute at least 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We have certain subsidiaries, including a taxable REIT subsidiary (“TRS”) and an entity that has elected to be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. A designated REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. Our TRS was inactive in 2014, 2013 and 2012. See note 9, Income Taxes, for further information.

We account for deferred income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases and for operating losses, capital losses and tax credit carryovers based on tax rates to be effective when amounts are realized or settled. We will recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on available evidence, including future reversals of existing temporary differences, future projected taxable income and tax planning strategies. We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2014, 2013 and 2012, we did not have any uncertain tax positions.

(n) Share-Based Payments

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

(o) Notes Receivable

We provide loans to the owners of real estate properties, which can be collateralized by interest in the real estate property. We records these loans as “Notes receivable, net” in our consolidated balance sheets. The loans are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. We record interest earned from notes receivable and amortization of any discount costs or issuance costs within “Interest and other income” in our consolidated statements of operations.

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during 2014, 2013 and 2012.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see note 10, Dispositions. In the second quarter of 2014, we prospectively adopted the requirements under ASU 2014-08, which impacts the presentation of operations and gains or losses from disposed or held-for-sale properties. For more information, see note 2(q), Summary of Significant Accounting Policies - Application of New Accounting Standards.

(q) Application of New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held-for-sale) that has not been reported in financial statements previously issued or available for issuance. ASU 2014-08 must be applied prospectively. We adopted ASU 2014-08 in the second quarter of 2014. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements, though it did and will continue to impact the extent and frequency of presenting discontinued operations within our consolidated statements of operations and note disclosures. The operations of all properties that were sold prior to the adoption of ASU 2014-08 and two other properties, West Park and Patrick Center, which were classified as held-for-sale in previously issued financial statements prior to our adoption of ASU 2014-08 and were subsequently sold, are reflected within discontinued operations in our consolidated statements of operations for all periods presented. For more information, see note 10, Dispositions. All property operations that have been classified as discontinued operations will remain classified within discontinued operations in any future presentation of our consolidated statements of operations.
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
In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.
In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"), which eliminates the concept of extraordinary items from U.S. GAAP and the requirement that an entity separately report extraordinary items in the income statement. ASU 2015-01 also requires that entities continue to evaluate whether items are unusual in nature or infrequent in occurrence for presentation and disclosure purposes. ASU 2015-01 applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the guidance may be applied prospectively or retrospectively to all prior periods presented in the consolidated financial statements. We believe that the adoption of ASU 2015-01 will not have a material impact on our consolidated statements of operations and related disclosures.

(3) Earnings Per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented, which include stock options, non-vested shares and preferred shares. We apply the two-class method for determining EPS as our outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. Our excess of distributions over earnings related to participating securities are shown as a reduction in total earnings attributable to common shareholders in our computation of EPS.

The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	2014	2013	2012
Numerator for basic and diluted earnings per common share:
Income (loss) from continuing operations	$15,559	$(10,761)	$(24,324)
Income from discontinued operations	1,484	21,742	15,943
Net income (loss)	17,043	10,981	(8,381)
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(135)	1,047	1,780
Less: Net income from discontinued operations attributable to noncontrolling interests	(64)	(954)	(794)
Net income (loss) attributable to First Potomac Realty Trust	16,844	11,074	(7,395)
Less: Dividends on preferred shares	(12,400)	(12,400)	(11,964)
Net income (loss) attributable to common shareholders	4,444	(1,326)	(19,359)
Less: Allocation to participating securities	(314)	(388)	(620)
Net income (loss) attributable to common shareholders	$4,130	$(1,714)	$(19,979)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding – basic	58,150	55,034	50,120
Weighted average common shares outstanding – diluted	58,220	55,034	50,120
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.05	$(0.41)	$(0.70)
Income from discontinued operations	0.02	0.38	0.30
Net income (loss)	$0.07	$(0.03)	$(0.40)

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	2014	2013	2012
Stock option awards	1,122	1,369	1,462
Non-vested share awards	398	471	553
Series A Preferred Shares(1)	12,616	12,076	12,162
	14,136	13,916	14,177

(1)
In March 2012, we issued an additional 1.8 million Series A Preferred Shares, which are only convertible into our common shares upon certain changes in control of our Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price.

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following at December 31 (amounts in thousands):

	2014 (1)	2013 (1)
Land and land improvements	$325,214	$287,015
Buildings and improvements	949,683	807,198
Construction in progress	69,181	93,174
Tenant improvements	159,867	138,543
Furniture, fixtures and equipment	427	4,250
	1,504,372	1,330,180
Less: accumulated depreciation	(215,499)	(185,725)
	$1,288,873	$1,144,455

(1)	Excludes rental property related to properties held-for-sale totaling $57.7 million and $102.4 million at December 31, 2014 and 2013, respectively. For more information, see note 10, Dispositions.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years or, in the case of tenant improvements, the shorter of the useful life of the asset or the term of the underlying lease.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.4 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.5 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently expect to complete construction of the new building in the fourth quarter of 2016. At December 31, 2014, our total investment in the development project was $6.9 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of December 31, 2014 in excess of the original cost basis of the land relate to site preparation costs.

On August 4, 2011, we formed a joint venture with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At December 31, 2014, our total investment in the development project was $55.4 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At December 31, 2014, the property was 56.8% leased and 36.3% occupied. During the fourth quarter of 2014, all vacant space at the property was placed in-service. At December 31, 2014, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

We did not place-in service any development efforts during 2014. At December 31, 2014, we had no completed development or redevelopment efforts that have yet to be placed in service.

(5) Acquisitions

During 2014 and 2013, we acquired the following properties (dollars in thousands):

Property	Reporting Segment	Acquisition Date	Property Type	Square Feet	Contractual Purchase Price
11 Dupont Circle, NW(1)	Washington, DC	September 24, 2014	Office	153,018	$89,000
1775 Wiehle Avenue(2)	Northern Virginia	June 25, 2014	Office	130,048	$41,000
1401 K Street, NW(3)	Washington, DC	April 8, 2014	Office	118,292	$58,000
540 Gaither Road(4)	Maryland	October 1, 2013	Office	133,895	$30,000

(1) The acquisition was funded with a draw under our unsecured revolving credit facility.
(2) The acquisition was funded with the net proceeds from the sale of Corporate Campus at Ashburn Center and available cash.
(3) The acquisition was funded with the assumption of a $37.3 million mortgage loan and a draw under our unsecured revolving credit facility.
(4) The acquisition was funded with $28.2 million of proceeds from the sale of our industrial portfolio in June 2013 that was previously placed with a qualified intermediary to facilitate a tax-free exchange, as well as available cash.

For 2014, we included $8.8 million of revenues and $2.0 million of net loss in our consolidated statements of operations related to the acquisition of 1401 K Street, NW, 1775 Wiehle Avenue and 11 Dupont Circle, NW. We incurred $2.7 million and $0.6 million of acquisition-related due diligence and closing costs during 2014 and 2013, respectively.

The fair values of the net assets acquired in 2014 are as follows (amounts in thousands):

	2014	2013
Land	$48,792	$6,458
Acquired tenant improvements	10,857	1,669
Building and improvements	111,173	18,162
In-place leases	12,540	2,886
Acquired leasing commissions	4,681	580
Legal leasing fees	360	2
Above-market leases acquired	2,397	243
Total assets acquired	190,800	30,000
Below-market leases assumed	(2,800)	—
Debt assumed	(37,269)	—
Net assets acquired	$150,731	$30,000

The fair values for the assets acquired in 2014 are preliminary as we continue to finalize their acquisition date fair value determination.

At December 31, 2014, our consolidated intangible assets acquired in 2014 were comprised of the following categories: acquired tenant improvements; in-place leases; acquired leasing commissions; legal expenses; and above-market leases, which had an aggregate weighted average amortization period of 4.3 years. During the fourth quarter of 2014, we accelerated the amortization of lease-level assets and liabilities associated with a tenant at 1401 K Street, NW, who vacated effective January 2015. The accelerated amortization for the three months ended December 31, 2014 resulted in a net increase in depreciation and amortization expense of $0.1 million, which included a $0.6 million decrease in depreciation and amortization related to the aggregate deferred market assets and liabilities.

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information set forth below presents results for the twelve months ended December 31, 2014 and 2013 as if all of our 2014 and 2013 acquisitions (1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW and 540 Gaither Road), and related financings, had occurred on January 1, 2013. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (amounts in thousands, except per share amounts):

	2014	2013
Pro forma total revenues	$171,686	$170,800
Pro forma net income	$19,461	$5,572
Pro forma net income (loss) per share – basic and diluted	$0.12	$(0.12)

(6) Investment in Affiliates
We own an interest in several joint ventures that own properties. We do not control the activities that are most significant to the joint ventures. As a result, the assets, liabilities and operating results of these noncontrolled joint ventures are not consolidated within our consolidated financial statements. Our investments in these joint ventures are recorded as “Investment in affiliates” in our consolidated balance sheets. Our investment in affiliates consisted of the following at December 31 (dollars in thousands):

		2014
	Reporting Segment	Ownership Interest	Company Investment	Debt		Recourse Debt(1)
Prosperity Metro Plaza	Northern Virginia	51%	$24,651	$50,000	(2)	$—
1750 H Street, NW	Washington, D.C.	50%	14,834	32,000	(2)	—
Aviation Business Park	Maryland	50%	5,748	—		—
Rivers Park I and II(3)	Maryland	25%	2,249	28,000	(2)	2,800
			$47,482	$110,000		$2,800

		2013
	Reporting Segment	Ownership Interest	Company Investment	Debt		Recourse Debt(1)
Prosperity Metro Plaza	Northern Virginia	51%	$24,735	$48,991	(4)	$—
1750 H Street, NW	Washington, D.C.	50%	16,780	28,413	(4)	—
Aviation Business Park	Maryland	50%	5,008	—		—
Rivers Park I and II(3)	Maryland	25%	2,627	28,000		7,000
			$49,150	$105,404		$7,000

(1)	We believe the fair value of the potential liability to us related to the recourse debt is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(2)
During 2014, the mortgage loans that encumbered Prosperity Metro Plaza and 1750 H Street, NW matured and were replaced with new mortgage loans and the mortgage loan that encumbered Rivers Park I and II was refinanced. See below for details.

(3)	Rivers Park I and Rivers Park II are owned through two separate joint ventures.

(4)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of the mortgage loans.

On November 12, 2014, our 51% owned unconsolidated joint venture repaid a $48.3 million mortgage loan that encumbered Prosperity Metro Plaza, a two-building, 327,000 square-foot office building located in Merrifield, Virginia. Simultaneously with the repayment, the joint venture entered into a new $50.0 million mortgage loan that has a fixed-interest rate of 3.91%. The new loan requires interest only payments through December 2024, at which time the loan requires principal and interest payments through its maturity date. The loan has a maturity date of December 1, 2029 and is repayable in full without penalty on or after June 1, 2029.

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

The net assets of our unconsolidated joint ventures consisted of the following at December 31 (dollars in thousands):

	2014	2013
Assets:
Rental property, net	$193,533	$194,240
Cash and cash equivalents	4,567	3,680
Other assets	16,748	15,585
Total assets	214,848	213,505
Liabilities:
Mortgage loans(1)	110,000	106,384
Other liabilities	7,256	5,046
Total liabilities	117,256	111,430
Net assets	$97,592	$102,075

(1)
The 2013 figures include the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans. During 2014, the mortgage loans that encumbered Prosperity Metro Plaza and 1750 H Street, NW matured and were replaced with new mortgage loans and the mortgage loan that encumbered Rivers Park I and II was refinanced. See above for details.

Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in (earnings) losses of affiliates.”

The following table summarizes the results of operations of our unconsolidated joint ventures at December 31, which due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in our consolidated statements of operations (amounts in thousands):

	2014	2013	2012
Total revenues	$23,285	$24,017	$24,945
Total operating expenses	(7,408)	(7,753)	(7,377)
Net operating income	15,877	16,264	17,568
Depreciation and amortization	(9,893)	(11,551)	(12,564)
Interest expense, net	(3,890)	(4,222)	(4,326)
Provision for income taxes	(63)	(83)	(21)
Contingent consideration charge	126	—	—
Net income	$2,157	$408	$657

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.7 million, $0.6 million and $0.5 million in 2014, 2013 and 2012, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

(7) Notes Receivable

Below is a summary of our notes receivable for our outstanding mezzanine loans at December 31, 2014 and 2013 (dollars in thousands):

	Balance at December 31, 2014
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$34,000	$—	$34,000	9.75%
America's Square	29,720	(41)	29,679	9.0%
	$63,720	$(41)	$63,679

	Balance at December 31, 2013
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$25,000	$(130)	$24,870	12.5%
America's Square	29,896	(70)	29,826	9.0%
	$54,896	$(200)	$54,696

We provided the owners of America Square, a 461,000 square foot office complex located in Washington, D.C., a $30.0 million loan in April 2011. On January 27, 2015, the owners of America’s Square gave notice of their intent to prepay the mezzanine loan which has an outstanding balance of $29.7 million. We anticipate the loan will be repaid on or about February 24, 2015. The loan, which was secured by a portion of the owners’ interest in the property, required monthly interest-only payments until May 2013, at which time the loan began requiring monthly principal and interest payments through its maturity date. The loan had a May 1, 2016 maturity date and was repayable in full at any time, subject to yield maintenance. We expect to receive a yield maintenance payment of $2.4 million with the repayment of the loan. The proceeds from the loan repayment will be used to pay down a portion of the outstanding balance under our unsecured revolving credit facility.

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

We recorded interest income related to our notes receivable of $6.1 million during 2014 and $5.9 million during both 2013 and 2012, which is included within “Interest and other income” in our consolidated statements of operations. Payments under both loans were current at December 31, 2014.

We recorded income from the amortization of origination fees of $32 thousand in 2014 and $0.1 million for both 2013 and 2012. During the first quarter of 2014, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. The amortization and write-off of origination fees are recorded within “Interest and other income” in our consolidated statements of operations.

(8) Intangible Assets and Deferred Market Rent Liabilities

Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2014(1)			2013(1)
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
In-place leases	$51,258	$(22,443)	$28,815	$44,772	$(18,843)	$25,929
Customer relationships	906	(654)	252	1,002	(591)	411
Leasing commissions	11,335	(4,272)	7,063	7,796	(3,361)	4,435
Legal leasing fees	377	(118)	259	137	(83)	54
Deferred market rent assets	3,906	(1,309)	2,597	2,485	(1,348)	1,137
Goodwill	6,930	—	6,930	6,930	—	6,930
	$74,712	$(28,796)	$45,916	$63,122	$(24,226)	$38,896
Deferred market rent liability	$5,193	$(2,348)	$2,845	$4,381	$(2,767)	$1,614

(1)	Includes amounts from properties that were classified as held-for-sale at December 31, 2014 and 2013.

We recognized $10.3 million, $8.3 million and $10.7 million of amortization expense on intangible assets for the years ended December 31, 2014, 2013 and 2012, respectively. We recognized $14 thousand of additional rental revenue through the net amortization of deferred market rent assets and deferred market rent liabilities for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, we recognized a reduction of rental revenue of $0.1 million and $0.2 million, respectively, through the net amortization of deferred market rent assets and deferred market rent liabilities. Losses due to termination of tenant leases and defaults, which resulted in the write-offs of all lease-level and intangible assets, were $1.1 million, $1.0 million and $1.1 million during 2014, 2013 and 2012, respectively.

The projected net amortization of intangible assets and deferred market liabilities as of December 31, 2014, including amounts from properties that were classified as held-for-sale at December 31, 2014, are as follows (amounts in thousands):

2015	$10,747
2016	8,745
2017	4,275
2018	2,707
2019	2,393
Thereafter	7,274
$36,141

(9) Income Taxes

We own properties in Washington, D.C. that are subject to income-based franchise taxes at an effective rate of 9.975% as a result of conducting business in Washington, D.C. Our deferred tax assets and liabilities associated with our properties were primarily associated with differences in the GAAP and tax basis of rental property, particularly acquisition costs, but also included intangible assets and deferred market rent assets and liabilities that were associated with properties located in Washington, D.C. We will recognize deferred tax assets only to the extent that it is more likely than not that deferred tax assets will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

During the third quarter of 2012, there was a change in tax regulations in the District of Columbia that required us to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in us prospectively measuring all of our deferred tax assets and deferred tax liabilities using the effective tax rate 0% expected to be in effect as these timing differences reverse; therefore, we did not record a benefit from income taxes during 2014 or 2013. We recognized a benefit from income taxes of $4.1 million during 2012. At December 31, 2014 and 2013, we recorded a $1.0 million receivable within “Accounts and other receivables” in our consolidated balance sheets for an expected tax refund associated with our 2011 tax payments and the estimated payments made in 2012 arising from the change in regulations in 2012. At December 31,

2014 and 2013, we did not have any recorded deferred tax assets or deferred tax liabilities. We also have interests in an unconsolidated joint venture that owns rental property in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to this unconsolidated joint venture is reflected within “Equity in (earnings) losses of affiliates” in our consolidated statements of operations.

We did not record a valuation allowance against our deferred tax assets for any period presented. We did not recognize any deferred tax assets or liabilities as a result of uncertain tax positions and had no material net operating loss, capital loss or alternative minimum tax carryovers. There was no benefit or provision for income taxes associated with our discontinued operations for any period presented.

As we believe we both qualify as a REIT and will not be subject to federal income tax, a reconciliation between the income tax provision calculated at the statutory federal income tax rate and the actual income tax provision has not been provided.

(10) Dispositions

During the second quarter of 2014, we prospectively adopted ASU 2014-08, which states that a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. All other disposed properties will have their operating results reflected within continuing operations on our consolidated statements of operations for all periods presented. For more information, see note 2(q), Summary of Significant Accounting Policies - Application of New Accounting Standards.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of completed property dispositions whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Owings Mills Business Park	Maryland	10/16/2014	Business Park	180,475	$12,417
Corporate Campus at Ashburn Center	Northern Virginia	6/26/2014	Business Park	194,184	39,910

In accordance with ASU 2014-08, which we prospectively adopted during the second quarter of 2014, the operating results and gain on sale of Corporate Campus at Ashburn Center and the operating results and impairment of Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for each of the periods presented. The following table summarizes the aggregate results of operations for the two properties that are included in continuing operations for the periods presented (dollars in thousands):

	2014	2013	2012
Revenues	$2,920	$5,223	$5,363
Property operating expenses	(1,172)	(1,521)	(1,375)
Depreciation and amortization	(1,047)	(1,424)	(1,517)
Interest expense, net of interest income	—	—	(230)
Impairment of rental property	(3,956)	—	(3,246)
(Loss) income from operations of disposed property	(3,255)	2,278	(1,005)
Loss on debt extinguishment	—	—	(466)
Gain on sale of rental property	21,230	—	—
Net income (loss) from continuing operations	$17,975	$2,278	$(1,471)

(b) Discontinued Operations
Effective as of February 9, 2015, we entered into a binding contract to sell our Richmond, Virginia portfolio, which is located in our Southern Virginia reporting segment. The Richmond Portfolio consists of Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land, and in the aggregate is comprised of 19 buildings totaling 827,900 square feet. We anticipate closing the sale in the first half of 2015. However, we can provide no assurances regarding the timing or pricing of the sale of the Richmond Portfolio, or that the sale will occur at all. With the sale of our Richmond Portfolio, we will no longer own any properties in the Richmond, Virginia area and will have strategically exited the Richmond market. As such, in accordance with ASU 2014-08, our Richmond Portfolio was classified as held-for-sale at December 31, 2014 and the operating results of the Richmond Portfolio are reflected within discontinued operations for each of the periods presented.

At December 31, 2014, the Richmond Portfolio met our held-for-sale criteria and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, along with five mortgage loans that will be repaid, were classified within “Liabilities-held-for-sale” in our consolidated balance sheet. The majority of the assets classified within “Assets held-for sale” at December 31, 2014, consisted of $7.7 million in land, $62.0 million in buildings, $8.5 million in tenant improvements, $0.1 million in construction in progress and accumulated depreciation of $20.6 million.  The remaining $2.0 million classified within “Assets held-for sale” consisted of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, prepaid expenses and other assets, and intangible assets, net of accumulated amortization. The majority of "Liabilities held-for-sale" at December 31, 2014 consisted of $3.5 million of mortgage debt. The remaining $1.1 million classified within "Liabilities held-for-sale" consisted of prepaid rent and security deposits.
In addition to the Richmond Portfolio, all properties sold prior to our adoption of ASU 2014-08 or classified as held-for-sale in previously issued consolidated financial statements prior to our adoption of ASU 2014-08, are classified within discontinued operations.

As of December 31, 2013, the assets of the Richmond Portfolio, together with the Patrick Center, West Park, Girard Business Center and Gateway Center properties were classified within “Assets held-for-sale” and the liabilities of the buildings, along with the Richmond Portfolio mortgage debt that will be repaid, were classified within “Liabilities-held-for-sale” in our consolidated balance sheet. The majority of the assets classified within “Assets held-for sale” as of December 31, 2013, consisted of $21.4 million in land, $97.5 million in building, $12.8 million in tenant improvements, $0.1 million in construction in progress and accumulated depreciation of $29.4 million.  The remaining $4.1 million classified within “Assets held-for sale” consisted of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, prepaid expenses and other assets, and intangible assets, net of accumulated amortization. The majority of "Liabilities held-for-sale" at December 31, 2013, consisted of $4.5 million of mortgage debt. The remaining $1.0 million classified within "Liabilities held-for-sale" consisted of prepaid rent and security deposits. At December 31, 2013, the Richmond Portfolio did not meet our held-for-sale criteria and, therefore, we did not cease recording depreciation until December 31, 2014, when the property met our held-for-sale criteria. We classified the assets and liabilities as held-for-sale on our December 31, 2013 consolidated balance sheet in accordance with the standards set forth in ASU 2014-08.

The following table is a summary of completed and anticipated property dispositions whose operating results are reflected as discontinued operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Richmond Portfolio(1)	Southern Virginia	TBD	Business Park	827,900	$ N/A
Patrick Center	Maryland	4/16/2014	Office	66,269	10,888
West Park	Maryland	4/2/2014	Office	28,333	2,871
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973	31,616
Worman’s Mill Court	Maryland	11/19/2013	Office	40,099	3,362
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429	2,732
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875	3,210
Industrial Portfolio(2)	Various	May/June 2013	Industrial	4,280,985	176,569
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055	2,469
Owings Mills Business Park(3)	Maryland	11/7/2012	Business Park	38,779	3,472
Goldenrod Lane	Maryland	5/31/2012	Office	23,518	2,663
Woodlands Business Center	Maryland	5/8/2012	Office	37,887	2,885
Airpark Place Business Center	Maryland	3/22/2012	Business Park	82,429	5,153

(1)
Effective as of February 9, 2015, we entered a binding contract to sell the Richmond Portfolio, which we anticipate closing in the first half of 2015. However, we can provide no assurances regarding the timing or pricing of the sale of the Richmond Portfolio, or that the sale will occur at all. We classified the Richmond Portfolio as held-for-sale at December 31, 2014.

(2)
During the second quarter of 2013, we sold 24 industrial properties, which consisted of two separate transactions. On May 7, 2013, we sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia. On June 18, 2013, we completed the sale of the remaining 23 industrial properties.

(3)
In November 2012, we sold two of the six buildings at Owings Mills Business Park. The remaining four buildings at Owings Mills Business Park were sold in October 2014 and their results of operations are included in continuing operations in our consolidated statements of operations. See note 10(a) Dispositions - Disposed or Held-for-Sale Properties within Continuing Operations.

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. We did not dispose of or enter into any binding agreements to sell any other properties during 2014, 2013 and 2012.

The following table summarizes the results of operations of properties included in discontinued operations for the years ended December 31 (dollars in thousands):

	2014	2013	2012
Revenues	$7,688	$31,654	$50,985
Property operating expenses	(3,612)	(10,564)	(16,226)
Depreciation and amortization	(3,662)	(8,937)	(14,958)
Interest expense, net of interest income	(268)	(1,268)	(2,947)
Impairment of rental property	—	(4,092)	(1,072)
Income from operations of disposed property	146	6,793	15,782
Loss on debt extinguishment	—	(4,414)	—
Gain on sale of rental property	1,338	19,363	161
Net income from discontinued operations	$1,484	$21,742	$15,943

(11) Debt

Our borrowings consisted of the following at December 31 (dollars in thousands):

	2014	2013
Mortgage loans, effective interest rates ranging from 4.40% to 6.63%, maturing at various dates through June 2023(1)(2)	$308,637	$274,648
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.65% to LIBOR plus 2.05%, with staggered maturity dates ranging from October 2018 to October 2020(1)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.70%, maturing October 2017(1)	205,000	99,000
	$813,637	$673,648

(1)	At December 31, 2014, LIBOR was 0.17%. All references to LIBOR in the consolidated financial statements refer to one-month LIBOR.

(2)
Includes five mortgage loans that will be repaid upon the sale of the Richmond Portfolio, which is expected to be sold in the first half of 2015. At December 31, 2014 and 2013, the mortgage loans had an aggregate principal balance of $3.5 million and $4.5 million, respectively, and were classified within “Liabilities held-for-sale” on our consolidated balance sheets for the periods presented.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt at December 31, 2014 and 2013 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	December 31, 2014	December 31, 2013
Annapolis Business Center(1)	5.74%	6.25%		June 2014	$—	$8,076
Jackson National Life Loan(2)	5.19%	5.19%		August 2015	64,943	66,116
440 First Street, NW Construction Loan(3)(4)	LIBOR + 2.50%	LIBOR + 2.50%		May 2016	32,216	21,699
Storey Park Land Loan(3)(5)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	22,000	22,000
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	432	638
Hillside I and II	5.75%	4.62%		December 2016	12,949	13,349
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	65,816	67,038
840 First Street, NE	5.72%	6.01%		July 2020	36,539	37,151
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,692	3,851
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	29,691	30,249
1401 K Street, NW	4.80%	4.93%		June 2023	36,861	—
		4.75%	(6)		305,139	270,167
Unamortized fair value adjustments					(370)	(554)
Principal balance					304,769	269,613

Richmond Portfolio(7)
Hanover Business Center Building D	8.88%	6.63%		August 2015	104	252
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		September 2015	302	681
Hanover Business Center Building C	7.88%	6.63%		December 2017	505	653
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	1,674	1,873
Airpark Business Center	7.45%	6.63%		June 2021	913	1,022
					3,498	4,481
Total unamortized fair value adjustments - Richmond(3)					(73)	(109)
Total principal balance - Richmond(3)					$3,425	$4,372

Total principal balance		4.75%	(6)		$308,194	$273,985

(1)	The loan was prepaid, without penalty, on May 1, 2014 with borrowings under our unsecured revolving credit facility.

(2)
At December 31, 2014, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The terms of the loan allow us to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt-service yield.

(3)	At December 31, 2014, LIBOR was 0.17%.

(4)
At December 31, 2014, 50% of the principal balance and any unpaid accrued interest on the 440 First Street, NW construction loan were recourse to us. In 2014, we borrowed an additional $10.5 million under the construction loan.

(5)
The loan was repaid on October 16, 2014. Simultaneously with the repayment, our 97% owned consolidated joint venture entered into a new $22.0 million land loan with an applicable interest rate of LIBOR plus 2.50%, which matures on October 16, 2016, with a one-year extension at our option.

(6)	Weighted average interest rate on total mortgage debt.

(7)
The mortgage loans that encumber properties within the Richmond Portfolio were classified within “Liabilities held-for-sale” on our consolidated balance sheets for the periods presented and will be repaid upon the sale of the Richmond Portfolio, which is expected to be sold in the first half of 2015.

Land Loan
On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us. As of December 31, 2014, we were in compliance with all the financial covenants of the Storey Park land loan.

Construction Loan

On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $10.5 million in 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.50% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At December 31, 2014, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of December 31, 2014, we were in compliance with all the financial covenants of the Construction Loan.

With the exception of the specific debt instruments identified in the above table, our mortgage debt is recourse solely to specific assets. We had 18 consolidated properties that secured mortgage debt at December 31, 2014 and 2013.

We have originated or assumed the following mortgage loans since January 1, 2013 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Amount
October	2014	Storey Park Land Loan(1)	LIBOR + 2.50%	$22,000	(1)
April	2014	1401 K Street, NW	4.93%	37,269
June	2013	440 First Street, NW Construction Loan(2)	5.00%	21,699	(2)

(1)
We have a 97% ownership interest in the property through a consolidated joint venture. The loan balance in the chart above reflects the entire loan balance, which is reflected in our consolidated balance sheets.

(2)
At December 31, 2014, 50% of the principal balance and any unpaid accrued interest on the 440 First Street, NW construction loan were recourse to us. In 2014, we borrowed an additional $10.5 million under the construction loan.

We have repaid the following mortgage loans since January 1, 2013 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
October	2014	Storey Park Land Loan	5.80%	$22,000
May	2014	Annapolis Business Center	6.25%	8,027
September	2013	840 First Street, NE(1)	6.05%	53,877
September	2013	Linden Business Center	5.58%	6,622
June	2013	Cloverleaf Center	6.75%	16,427
June	2013	Mercedes Center – Note 1	6.04%	4,799
June	2013	Mercedes Center – Note 2	6.30%	9,260
June	2013	Jackson National Life Loan -Northridge	5.19%	6,985
May	2013	Jackson National Life Loan - I-66 Commerce Center	5.19%	21,695
February	2013	1434 Crossways Boulevard, Building I	5.38%	7,597
February	2013	TenThreeTwenty	7.29%	13,273
February	2013	Cedar Hill	6.58%	15,364
January	2013	Prosperity Business Center	5.75%	3,242

(1)
On September 30, 2013, we repaid a $53.9 million mortgage loan that encumbered 840 First Street, NE, which was scheduled to mature on October 1, 2013. Simultaneously with the repayment of the mortgage debt, we encumbered 840 First Street, NE with a $37.3 million mortgage loan that had previously encumbered 500 First Street, NW.

(b) Unsecured Term Loan

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at December 31, 2014 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 165 basis points
Tranche B	October 2019	100,000	LIBOR, plus 180 basis points
Tranche C	October 2020	100,000	LIBOR, plus 205 basis points
		$300,000

(1)	At December 31, 2014, LIBOR was 0.17%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 11(e) Debt – Financial Covenants.
The term loan agreement contains various restrictive covenants substantially identical to those contained in our unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of December 31, 2014, we were in compliance with all the financial covenants of the unsecured term loan.

(c) Unsecured Revolving Credit Facility

The weighted average borrowings outstanding under the unsecured revolving credit facility were $136.1 million with a weighted average interest rate of 1.7% during 2014 compared with $139.4 million and 2.6%, respectively, during 2013. Our maximum outstanding borrowings were $216.0 million and $245.0 million during 2014 and 2013, respectively. At December 31, 2014, outstanding borrowings under the unsecured revolving credit facility were $205.0 million with a weighted average interest rate of 1.9%. At December 31, 2014, LIBOR was 0.17% and the applicable spread on our unsecured revolving credit facility was 170 basis points. The available capacity under the unsecured revolving credit facility was $79.0 million as of the date of this filing. We are required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. For more information, see note 11(e) Debt – Financial Covenants. As of December 31, 2014, we were in compliance with all the financial covenants of the unsecured revolving credit facility.

(d) Interest Rate Swap Agreements

At December 31, 2014, we fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt through eleven interest rate swap agreements. In January 2014, an interest rate swap that fixed LIBOR on $50.0 million of variable rate debt expired. See note 12, Derivative Instruments, for more information about our interest rate swap agreements.

(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2014, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the Construction Loan and the Storey Park land loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at December 31, 2014, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged.

(f) Aggregate Debt Maturities

Our aggregate debt maturities as of December 31, 2014, including amounts from properties that were classified as held-for-sale at December 31, 2014, are as follows (dollars in thousands):

2015	$69,553
2016	70,763
2017	270,999
2018	102,746
2019	102,894
Thereafter	196,239
813,194
Unamortized fair value adjustments	443
Total contractual principal balance	$813,637

(12) Derivative Instruments

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges in 2014, 2013 and 2012.

We enter into interest rate swap agreements to hedge our exposure on our variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. At December 31, 2014, we fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt through eleven interest rate swap agreements that are summarized below (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2018	12,500	LIBOR	1.383%
July 2017	50,000	LIBOR	0.955%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive loss as an increase to interest expense of $4.1 million, $4.6 million and $4.2 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, we estimate that $3.3 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2014 and 2013 (amounts in thousands):

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$133	$—	$133	$—
Derivative instrument-swap liabilities	3,569	—	3,569	—

	Balance at December 31, 2013	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$2,909	$—	$2,909	$—
Recurring Measurements:
Derivative instrument-swap assets	551	—	551	—
Derivative instrument-swap liabilities	4,576	—	4,576	—

With the exception of a contingent consideration obligation, which totaled $39 thousand at December 31, 2013, we did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2014 and 2013. During the first quarter of 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE to satisfy our contingent consideration obligation. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the years ended December 31, 2014 and 2013.

Impairment of Rental Property

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

During the fourth quarter of 2013, we were in negotiations with a buyer to sell our West Park property, which was located in our Maryland reporting segment. Based on the anticipated sales price, we recorded an impairment charge of $2.2 million in the fourth quarter of 2013. In April 2014, we sold our West Park property.

We incurred impairment charges of $4.0 million, $4.1 million and $3.5 million during 2014, 2013 and 2012, respectively. Of the total impairment charges, $4.0 million and $2.4 million incurred during 2014 and 2012, respectively, were related to four buildings at Owings Mills Business Park, and are reflected within continuing operations in our consolidated statements of operations. The impairment charges incurred during 2013 and the remaining impairment charges incurred during 2012 relate to properties that were subsequently disposed of at December 31, 2014 and are recorded within discontinued operations in our consolidated statements of operations. See note 10, Dispositions for more information.

Interest Rate Derivatives

At December 31, 2014, we had hedged $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 12, Derivative Instruments, for more information about our interest rate swap agreements.

The interest rate derivatives are fair valued based on prevailing market yield curves on the measurement date and also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees. We use a third party to assist in valuing our interest rate swap agreements. A daily “snapshot” of the market is taken to obtain close of business rates. The snapshot includes over 7,500 rates including LIBOR fixings, Eurodollar futures, swap rates, exchange rates, treasuries, etc. This market data is obtained via direct feeds from Bloomberg and Reuters and from Inter-Dealer Brokers. The selected rates are compared to their historical values. Any rate that has changed by more than normal mean and related standard deviation would be considered an outlier and flagged for further investigation. The rates are then compiled through a valuation process that generates daily valuations, which are used to value our interest rate swap agreements. Our interest rate swap derivatives are effective cash flow hedges and the effective portion of the change in fair value is recorded in the equity section of our consolidated balance sheets as “Accumulated other comprehensive loss.”

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. We determine the fair value of our notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. We deem the fair value measurement of our debt instruments as a Level 2 measurement as we use quoted interest rates for similar debt instruments to value our debt instruments. We also use quoted market interest rates for similar notes to value our notes receivable, which we consider a Level 2 measurement as we do not believe notes receivable trade in an active market.

The carrying amount and estimated fair value of our notes receivable and debt instruments at December 31 are as follows (amounts in thousands):

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$63,679	$63,720	$54,696	$56,812
Financial Liabilities:
Mortgage debt(2)	$308,637	$292,882	$274,648	$262,873
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	205,000	205,000	99,000	99,000
Total	$813,637	$797,882	$673,648	$661,873

(1)
The principal amount of our notes receivable was $63.7 million and $54.9 million at December 31, 2014 and 2013, respectively. On January 27, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., gave notice of their intent to prepay, on or about February 24, 2015, a mezzanine loan, which has an outstanding $29.7 million balance of the $30.0 million mezzanine loan that we provided them in April 2011.

(2)	Includes the mortgage debt balance of our Richmond portfolio properties, which have been classified as held-for-sale and is reflected in "Liabilities held-for-sale" on our consolidated balance sheets.

(14) Commitments and Contingencies

(a) Operating Leases

Our rental properties are subject to non-cancelable operating leases generating future minimum contractual rent payments due from tenants, which as of December 31, 2014 are as follows (dollars in thousands):

Future minimum contractual rent payments
2015	$133,834
2016	127,967
2017	104,975
2018	90,376
2019	76,520
Thereafter	214,378
$748,050

Our consolidated properties were 87.9% occupied by 582 tenants at December 31, 2014. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2014, in our occupancy calculation.

We rent office space for our corporate headquarters under a non-cancelable operating lease, which we entered into in 2005. During the fourth quarter of 2011, we entered into a new lease agreement at our corporate headquarters, which expanded our corporate office space by an additional 19,000 square feet. We received an allowance of $1.3 million for tenant improvements to renovate the office space, which was completed prior to us taking occupancy in the fourth quarter of 2012. The lease agreement will expire on January 31, 2021. During the first quarter of 2012, we entered into a lease agreement for approximately 6,000 square feet in Washington, D.C., which served as the location for our Washington, D.C. office. The lease expired in December 2014, at which time, our Washington, D.C. office relocated to our 1211 Connecticut Avenue, NW property in Washington, D.C. and occupied approximately 4,900 square feet.

During the fourth quarter of 2012, we subleased 5,000 square feet of our corporate office space to one tenant, which commenced in January 2013. During the fourth quarter of 2013, the subtenant amended its lease to include an additional 2,700 square feet, which the subtenant occupied in March 2014. The subtenant’s lease will expire in January 2018 and the lease has a termination option in January 2016.

Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $1.8 million for both the years ended December 31, 2014 and 2013 and $1.4 million for the year ended December 31, 2012.

Future minimum rental payments under our corporate office leases as of December 31, 2014 are summarized as follows, net of sublease revenue (dollars in thousands):

Future minimum rent payments
2015	$1,450
2016	1,489
2017	1,529
2018	1,911
2019	1,995
Thereafter	2,224
$10,598

(b) Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business, for which, we carry various forms of insurance to protect the Company. In the opinion of our management and legal counsel, the amount of ultimate liability with respect to these claims will not have a material impact on our financial position, results of operations or cash flows.

(c) Capital Commitments

As of December 31, 2014, we had contractual construction in progress obligations, which included amounts accrued at December 31, 2014, of $1.4 million. The amount of contractual construction in progress obligations are primarily related to development activities at Storey Park, which is located in our Washington, D.C. reporting segment. As of December 31, 2014, we had contractual rental property and furniture, fixtures and equipment obligations of $11.8 million outstanding, which included amounts accrued at December 31, 2014. The amount of contractual rental property and furniture, fixtures and equipment obligations at December 31, 2014 included significant tenant improvement costs for a tenant' space at Atlantic Corporate Park, which is located in our Northern Virginia reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.
We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2014, we remained liable to those local municipalities for $2.6 million in the event that we do not complete the specified work. We intend to complete the improvements in satisfaction of these obligations.

(d) Insurance

We carry insurance coverage on our properties with policy specifications and insured limits that we believe are adequate given the relative risk of loss, cost of the coverage and standard industry practice. However, certain types of losses (such as from terrorism, earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of a terrorist act, earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties.

(15) Equity

On May 24, 2013, we completed the public offering of 7.5 million common shares at a public offering price of $14.70 per share, which generated net proceeds of $105.1 million, after deducting the underwriting discount and offering costs. We used a portion of the net proceeds to repay our $10.0 million secured term loan and our $37.5 million secured bridge loan and to pay down $53.0 million of the outstanding balance under our unsecured revolving credit facility. The remaining net proceeds were utilized for general corporate purposes.

We declared and paid dividends of $0.60 per common share to common shareholders during 2014 and 2013 and $0.80 per common share during 2012. We declared and paid dividends of $1.9375 per share on our Series A Preferred Shares during 2014, 2013 and 2012. On January 27, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 17, 2015 to common shareholders of record as of February 10, 2015. We also declared a dividend on January 27, 2015 of $0.484375 per share on our Series A Preferred Shares. The dividend was paid on February 17, 2015 to preferred shareholders of record as of February 10, 2015. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.
Our unsecured revolving credit facility, unsecured term loan, the Construction Loan, and the Storey Park land loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders. Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares.

For federal income tax purposes, dividends paid to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the dividends declared on our common and preferred shares for 2014, 2013 and 2012 are as follows:

	Common Shares			Preferred Shares
	2014	2013	2012	2014	2013	2012(2)
Ordinary income(1)	72.42%	13.53%	—	100.00%	100.00%	19.83%
Return of capital	27.58%	86.47%	100.00%	—	—	27.27%
Capital gains	—	—	—	—	—	52.90%

(1)	The dividends classified above as ordinary income do not represent “qualified dividend income” and, therefore, are not eligible for reduced rates.

(2)	Figures are estimates.

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at December 31, 2014, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be approximately $32.5 million. At December 31, 2014 and 2013, we recorded adjustments of $4.7 million and $3.3 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

We owned 95.7% of the outstanding common Operating Partnership units at both December 31, 2014 and 2013 and 95.2% at December 31, 2012.

At December 31, 2014, 2,630,577 of the total common Operating Partnership units, or 4.3%, were not owned by us. During the first quarter of 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property. There were no common Operating Partnership units redeemed for common shares in either 2014 or 2013. During 2012, 322,302 common Operating Partnership units were redeemed for 322,302 common shares. During 2013, 6,718 common Operating Partnership units were redeemed with available cash. There were no common Operating Partnership units redeemed for cash in 2014 or 2012.

The redeemable noncontrolling interests in the Operating Partnership for the three years ended December 31 are as follows (amounts in thousands):

Redeemable noncontrolling interests
Balance at December 31, 2012	$34,367
Net loss	(74)
Changes in ownership, net	143
Distributions to owners	(1,557)
Other comprehensive income	342
Balance at December 31, 2013	33,221
Net income	199
Changes in ownership, net	1,465
Distributions to owners	(1,578)
Other comprehensive income	25
Balance at December 31, 2014	$33,332

(b) Noncontrolling Interests in the Consolidated Partnerships

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net (income) loss attributable to noncontrolling interests” in our consolidated statements of operations.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound, which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At December 31, 2014, our total investment in the development project was $55.4 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

On October 16, 2014, our 97% own consolidated joint venture repaid a $22.0 million loan that was subject to a 5.0% interest rate floor. The loan encumbered the Storey Park land which is located in Washington, D.C. Simultaneously with the repayment, the joint venture entered into a new $22.0 million loan with a variable-interest rate of LIBOR plus 2.50%.

In November 2010, we acquired two buildings (Redland II and III) at Redland Corporate Center in a joint venture with Perseus Realty, LLC (“Perseus”) and had a 97% controlling interest in the joint venture. On September 26, 2012, we placed a $68.4 million mortgage loan on Redland II and III. Our joint venture partner received their proportionate share of the proceeds from the mortgage loan. We used our share of the proceeds from the mortgage loan to repay a portion of the outstanding balance under the unsecured revolving credit facility. On November 8, 2013, we acquired the remaining interest in Redland II and III from Perseus for $4.6 million. At December 31, 2013, we eliminated the noncontrolling interests in the consolidated partnership and recorded the excess of cash paid over the noncontrolling interests as “Additional paid-in capital” in our consolidated balance sheets.

(17) Benefit Plans

(a) Share-Based Payments

We issued share-based payments in the form of stock options and non-vested shares as permitted in our 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005, 2007 and July 2013, and expired in September 2013. We have also issued share-based compensation in the form of stock options and non-vested shares as permitted in our 2009 Equity Compensation Plan (the “2009 Plan”), which was amended in 2010, 2011 and 2013. In 2011, we received shareholder approval to authorize an additional 4.5 million shares for issuance under the 2009 Plan. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Under the terms of the amendment to the 2009 Plan, every stock option granted by us reduces the awards available for issuance on a one-for-one basis. However, for every restricted award issued, the awards available for issuance are reduced by 3.44 awards. At December 31, 2014, we had 7.4 million share equity awards authorized under the 2009 Plan and, of those awards, 2.8 million common share equity awards remained available for issuance by us.

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

Stock Options Summary

As of December 31, 2014, 2.2 million stock options have been awarded of which 1.1 million stock options remained outstanding. During the first quarter of 2014, we issued 135,250 stock options to our non-officer employees. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. The awards described above have a ten-year contractual life. We recognized $0.5 million of compensation expense associated with stock option awards for both years ended December 31, 2014 and 2013, and $0.6 million for the year ended December 31, 2012.

A summary of our stock option activity for the three years ended December 31 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	887,168	$16.76	4.4 years	$293,930
Granted	627,500	14.70
Exercised	(7,326)	9.63
Forfeited	(123,336)	16.25
Outstanding at December 31, 2012	1,384,006	15.91	5.9 years	$174,763
Granted	124,250	12.73
Exercised	(14,733)	11.05
Expired	(298,469)	15.00
Forfeited	(105,762)	16.17
Outstanding at December 31, 2013	1,089,292	15.83	6.6 years	$109,151
Granted	135,250	11.61
Exercised	(17,171)	10.10
Expired	(57,500)	19.08
Forfeited	(98,512)	14.49
Outstanding at December 31, 2014	1,051,359	$15.33	6.3 years	$181,352
Exercisable at December 31:
2014	552,620	$16.49	5.1 years	$102,039
2013	521,723	17.25	4.9 years	109,151
2012	693,854	17.01	2.9 years	162,593
Options expected to vest, subsequent to December 31, 2014	485,733	$14.11	7.5 years	$71,358

The following table summarizes information about our stock options at December 31, 2014:

		Options Outstanding			Options Exercisable
Year Issued	Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
2005	$22.42 - 22.54	59,000	0.0 years	$22.44	59,000	$22.44
2006	26.6	17,350	1.0 year	26.60	17,350	26.60
2007	29.11 - 29.24	31,500	2.0 years	29.13	31,500	29.13
2008	17.29	39,000	3.0 years	17.29	39,000	17.29
2009	9.30	33,346	4.0 years	9.30	33,346	9.30
2010	12.57	42,705	5.0 years	12.57	42,705	12.57
2011	15.17 - 17.12	77,188	6.1 years	16.36	72,664	16.37
2012	13.54 - 15.00	566,533	7.0 years	14.83	219,678	14.68
2013	12.73	78,987	8.0 years	12.73	37,377	12.73
2014	11.61	105,750	9.0 years	11.61	—	—
		1,051,359	6.3 years	15.33	552,620	16.49

As of December 31, 2014, we had $1.4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. We anticipate this cost will be recognized over a weighted-average period of approximately 4.2 years. We calculate the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life, which in our opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The weighted average assumptions used in the fair value determination of stock options granted to employees for the years ended December 31 are summarized as follows:

	2014	2013	2012
Risk-free interest rate	1.72%	0.76%	1.28%
Expected volatility	39.0%	49.7%	45.6%
Expected dividend yield	4.66%	4.92%	5.71%
Weighted average expected life of options	5.0 years	5.0 years	6.6 years

The weighted average grant date fair value of the stock options issued in 2014, 2013 and 2012 was $2.67, $3.61 and $3.27, respectively.

Option Exercises

We received $174 thousand, $163 thousand and $71 thousand from the exercise of stock options during 2014, 2013 and 2012, respectively. Shares issued as a result of stock option exercises are provided by the issuance of new shares. The total intrinsic value of options exercised was $43 thousand in both 2014 and 2013, and $25 thousand in 2012.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In February 2014, we granted a total of 103,075 non-vested common shares in two separate awards to our officers. The first award of 91,466 non-vested common shares, which was granted to all of our officers, will vest ratably on the date of issuance over a three-year term. The second award of 11,609 non-vested common shares was granted to our Chief Executive Officer and vested on February 19, 2015, one year after issuance. In addition, we granted a total of 31,808 non-vested common shares in two separate awards to two new executive officers in connection with each of their respective appointments in 2014. The first award of 15,128 non-vested common shares was granted to our new Chief Operating Officer in June 2014 and the second award of 16,680 non-vested common shares was granted to our new General Counsel in October 2014. Both common share awards will vest ratably on an annual basis over a three-year period from the date of grant.

We recognized $2.8 million, $3.5 million and $2.6 million of compensation expense associated with our non-vested common share awards in 2014, 2013 and 2012, respectively. Compensation expense associated with our non-vested common shares during 2013 and 2012 included $1.2 million and $0.7 million, respectively, of expense related to the accelerated vesting of the restricted shares associated with the departure of our former officers. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

Independent members of our Board of Trustees received annual grants of restricted common shares as a component of compensation for serving on our Board of Trustees. In May 2014, we granted 29,792 non-vested common shares to our non-employee trustees, all of which will vest on the earlier of the first anniversary of the grant date or the date of our 2015 annual meetings of our shareholders, subject to continued service by the trustee until that date. We recognized $0.4 million of compensation expense associated with trustee restricted share awards for both the years ended December 31, 2014 and 2013, and $0.3 million for the year ended December 2012.

A summary of our non-vested common share awards at December 31, 2014 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	748,968	$12.67
Granted	355,612	13.87
Vested	(309,605)	13.52
Expired	(61,944)	11.36
Forfeited	(59,203)	15.03
Non-vested at December 31, 2012	673,828	12.83
Granted	313,086	12.14
Vested	(297,778)	12.89
Expired	(45,049)	11.42
Forfeited	(6,425)	14.01
Non-vested at December 31, 2013	637,662	13.33
Granted	164,675	12.84
Vested	(137,924)	14.21
Expired	(29,514)	10.21
Forfeited	(11,478)	13.04
Non-vested at December 31, 2014	623,421	$13.16

As of December 31, 2014, we had $3.9 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 2.2 years.

We value our non-vested time-based awards issued in 2014, 2013 and 2012 at the grant date fair value, which is the market price of our common shares. For the non-vested performance-based share awards issued in 2013, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero coupon risk-free rate for the time frame of 0.25 years to 3.0 years, which ranged from 0.11% to 0.4%, respectively. The volatility used for our common share price in the Monte Carlo Simulation varied between 24.31% and 29.11%. We did not issue any non-vested performance-based awards in 2014 or 2012.

The weighted average grant date fair value of the shares issued in 2014, 2013 and 2012 were $12.84, $12.14 and $13.87, respectively. The total fair value of shares vested were $2.0 million, $3.8 million and $4.2 million at December 31, 2014, 2013 and 2012, respectively. We issue new shares, subject to restrictions, upon each grant of non-vested common share awards.

(b) 401(k) Plan

We have a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. In 2014, we amended the eligibility requirements of the plan, allowing employees to contribute after 60 days of consecutive service. Employee contributions vest immediately. Employer contributions begin one year after the employee's start of service and vest ratably over four years. For the three years ended December 31, 2014, 2013 and 2012, we matched up to 6% of each employee’s contributions. We pay for administrative expenses and matching contributions with available cash. Our plan does not allow for us to make additional discretionary contributions. Our contributions were $0.6 million for both the years ended December 31, 2014 and 2013, and $0.5 million for the year ended December 31, 2012. The employer match payable to the 401(k) plan was fully funded as of December 31, 2014.

(c) Employee Share Purchase Plan

In 2009, our common shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire our common shares, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan will not exceed five years. Each offering period will commence on the first day of each calendar quarter (offering date) and will end on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began during the fourth quarter of 2009. We issued common shares of 8,950, 11,007 and 14,470 under the Plan during the years ended December 31, 2014, 2013 and 2012, respectively, which resulted in compensation expense totaling $20 thousand, $26 thousand and $42 thousand, respectively.

(18) Segment Information

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

The results of operations for our four reporting segments for the three years ended December 31 are as follows (dollars in thousands):

	2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	38	49	38	131
Square feet(1)	917,008	1,999,332	3,021,509	2,852,298	8,790,147
Total revenues	$33,959	$45,767	$53,645	$28,281	$161,652
Property operating expense	(9,683)	(11,482)	(13,352)	(8,735)	(43,252)
Real estate taxes and insurance	(5,583)	(3,907)	(5,592)	(2,278)	(17,360)
Total property operating income	$18,693	$30,378	$34,701	$17,268	101,040
Depreciation and amortization expense					(61,796)
General and administrative					(21,156)
Acquisition costs					(2,681)
Impairment of rental property					(3,956)
Other income					4,108
Income from discontinued operations					1,484
Net income					$17,043
Total assets(2)(3)	$505,842	$360,470	$439,833	$228,306	$1,618,460
Capital expenditures(4)	$23,422	$10,185	$7,816	$8,436	$50,789

	2013
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)(5)	4	53	51	38	146
Square feet(1)(5)	522,605	2,638,988	3,086,057	2,852,471	9,100,121
Total revenues	$28,208	$41,735	$51,787	$27,085	$148,815
Property operating expense	(6,693)	(10,579)	(12,601)	(8,407)	(38,280)
Real estate taxes and insurance	(4,792)	(3,436)	(5,679)	(2,167)	(16,074)
Total property operating income	$16,723	$27,720	$33,507	$16,511	94,461
Depreciation and amortization expense					(54,567)
General and administrative					(21,979)
Acquisition costs					(602)
Contingent consideration related to acquisition of property					213
Other expenses					(28,287)
Income from discontinued operations					21,742
Net income					10,981
Total assets(2)(3)	$344,739	$430,498	$423,839	$230,175	$1,502,460
Capital expenditures(4)	$26,910	$16,216	$13,685	$10,106	$68,002

	2012
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(6)	3	62	56	57	178
Square feet(6)	531,714	3,781,379	3,654,527	5,483,781	13,451,401
Total revenues	$27,718	$41,726	$47,207	$26,311	$142,962
Property operating expense	(5,298)	(9,862)	(11,519)	(7,643)	(34,322)
Real estate taxes and insurance	(3,876)	(3,170)	(5,020)	(2,119)	(14,185)
Total property operating income	$18,544	$28,694	$30,668	$16,549	94,455
Depreciation and amortization expense					(51,457)
General and administrative					(23,568)
Acquisition costs					(49)
Contingent consideration related to acquisition of property					(152)
Impairment of rental property					(2,444)
Other expenses					(45,251)
Benefit from income taxes					4,142
Income from discontinued operations					15,943
Net loss					$(8,381)
Total assets(2)(3)	$321,875	$493,267	$462,667	$364,514	$1,717,748
Capital expenditures(4)	$12,023	$23,163	$20,959	$12,897	$70,486

(1)	Excludes Storey Park from our Washington, D.C. reporting segment, which was placed in development in the third quarter of 2013.

(2)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 6, Investment in Affiliates.

(3)	Corporate assets not allocated to any of our reportable segments totaled $84,009, $73,209 and $75,425 at December 31, 2014, 2013 and 2012, respectively.

(4)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $930, $1,085 and $1,444 at December 31, 2014, 2013 and 2012, respectively.

(5)	Includes occupied space at 440 First Street, NW in our Washington, D.C. reporting segment, which was substantially completed in the third quarter of 2013. In 2014, the property was placed in service.

(6)	Our Washington, D.C. reporting segment excludes 440 First Street, NW, which was in redevelopment during 2012.

(19) Quarterly Financial Information (unaudited)

	2014(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$39,363	$39,307	$40,055	$42,928
Operating expenses	35,744	39,579	36,283	38,595
Operating income (loss)	3,619	(272)	3,772	4,333
(Loss) income from continuing operations	(586)	16,796	(248)	(402)
(Loss) income from discontinued operations	(857)	1,538	297	505
Less: Net loss (income) attributable to noncontrolling interests	195	(652)	131	128
Net (loss) income attributable to First Potomac Realty Trust	(1,248)	17,682	180	231
Less: Dividends on preferred shares	(3,100)	(3,100)	(3,100)	(3,100)
Net (loss) income attributable to common shareholders	$(4,348)	$14,582	$(2,920)	$(2,869)
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.07)	$0.22	$(0.05)	$(0.06)
(Loss) income from discontinued operations	(0.01)	0.03	—	0.01
Net (loss) income	$(0.08)	$0.25	$(0.05)	$(0.05)

	2013(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$37,179	$36,915	$37,206	$37,517
Operating expenses	32,508	31,221	33,663	33,899
Operating income	4,671	5,694	3,543	3,618
Loss from continuing operations	(3,638)	(2,192)	(2,509)	(2,421)
Income (loss) from discontinued operations	5,601	16,668	792	(1,320)
Less: Net loss (income) attributable to noncontrolling interests	59	(466)	211	288
Net income (loss) attributable to First Potomac Realty Trust	2,022	14,010	(1,506)	(3,453)
Less: Dividends on preferred shares	(3,100)	(3,100)	(3,100)	(3,100)
Net (loss) income attributable to common shareholders	$(1,078)	$10,910	$(4,606)	$(6,553)
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.13)	$(0.10)	$(0.09)	$(0.09)
Income (loss) from discontinued operations	0.11	0.30	0.01	(0.02)
Net (loss) income	$(0.02)	$0.20	$(0.08)	$(0.11)

(1)	These figures are rounded to the nearest thousand, which may impact cross-footing in reconciling to full year totals.

We did not sell any common shares in 2014 and sold 7.5 million common shares in 2013. The sum of the basic and diluted earnings per common share for the four quarters in the periods presented differs from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Amounts in thousands)

Property	Location(1)	Date Acquired	Property Type(2)	Encumbrances at December 31, 2014(3)
Maryland
Rumsey Center	Columbia	Oct 2002	BP	$8,160
Snowden Center	Columbia	Oct 2002	BP	11,081
Metro Park North	Rockville	Dec 2004	Office	—
Gateway 270 West	Clarksburg	Jul 2006	BP	—
Indian Creek Court	Beltsville	Aug 2006	BP	—
Ammendale Commerce Center	Beltsville	Mar 2007	BP	—
Annapolis Business Center	Annapolis	Jun 2007	Office	—
Cloverleaf Center	Germantown	Oct 2009	Office	—
Redland Corporate Center Buildings II & III	Rockville	Nov 2010	Office	65,816
TenThreeTwenty	Columbia	Feb 2011	Office	—
Hillside I and II	Columbia	Nov 2011	Office	12,949
540 Gaither Road (Redland I)	Rockville	Oct 2013	Office	—
Total Maryland				98,006
Washington, D.C.
500 First Street, NW	Capitol Hill	Jun 2010	Office	—
440 First Street, NW	Capitol Hill	Dec 2010	Office	32,216
1211 Connecticut Ave, NW	CBD	Dec 2010	Office	29,691
840 First Street, NE	NoMA	Mar 2011	Office	36,539
Storey Park	NoMA	Aug 2011	Office	22,000
1401 K Street, NW	East End	Apr 2014	Office	36,861
11 Dupont Circle, NW	CBD	Sep 2014	Office	—
Total Washington, D.C.				157,307
Northern Virginia
Plaza 500	Alexandria	Dec 1997	I	30,277
Van Buren Office Park	Herndon	Dec 1997	Office	6,790
Newington Business Park Center	Lorton	Dec 1999	I	—
Herndon Corporate Center	Herndon	Apr 2004	Office	—
Windsor at Battlefield	Manassas	Dec 2004	Office	—
Reston Business Campus	Reston	Mar 2005	Office	—
Enterprise Center	Chantilly	Apr 2005	Office	—
Gateway Centre Manassas	Manassas	Jul 2005	BP	432
403/405 Glenn Drive	Sterling	Oct 2005	BP	—
Linden Business Center	Manassas	Oct 2005	BP	—
Prosperity Business Center	Merrifield	Nov 2005	BP	—
Sterling Park Business Center	Sterling	Feb 2006	BP	—
Davis Drive	Sterling	Aug 2006	BP	—
Three Flint Hill	Oakton	Dec 2009	Office	—
Atlantic Corporate Park	Sterling	Apr 2010	Office	—
Cedar Hill	Tyson’s Corner	Nov 2010	Office	—
One Fair Oaks	Fairfax	Feb 2011	Office	—
1775 Wiehle Avenue	Reston	Apr 2011	Office	—
Total Northern Virginia				37,499
Southern Virginia

Property	Location(1)	Date Acquired	Property Type(2)	Encumbrances at December 31, 2014(3)
Crossways Commerce Center	Chesapeake	Dec 1999	BP	—
Greenbrier Technology Center II	Chesapeake	Oct 2002	BP	4,452
Norfolk Business Center	Norfolk	Oct 2002	BP	4,183
Crossways II	Chesapeake	Oct 2004	BP	—
Norfolk Commerce Park II	Norfolk	Oct 2004	BP	—
1434 Crossways Boulevard	Chesapeake	Aug 2005	BP	—
Crossways I	Chesapeake	Feb 2006	BP	—
Crossways Commerce Center IV	Chesapeake	May 2006	BP	—
Gateway II	Norfolk	Nov 2006	BP	—
Greenbrier Circle Corporate Center	Chesapeake	Jan 2007	BP	—
Greenbrier Technology Center I	Chesapeake	Jan 2007	BP	—
Battlefield Corporate Center	Chesapeake	Oct 2010	BP	3,692
Greenbrier Towers	Chesapeake	Jul 2011	Office	—
Total Southern Virginia				12,327
Land held for future development				—
Other				—
Total Consolidated Portfolio				$305,139

Initial Costs		Gross Amount at End of Year
Land	Building and Improvements	Since Acquisition(4)	Land	Building and Improvements	Total	Accumulated Depreciation
$2,675	$10,196	$3,705	$2,675	$13,901	$16,576	$5,502
3,404	12,824	4,238	3,404	17,062	20,466	6,165
9,220	32,056	2,997	9,220	35,053	44,273	8,671
18,302	20,562	5,708	18,302	26,270	44,572	5,850
5,673	17,168	12,862	5,673	30,030	35,703	7,563
2,398	7,659	6,116	2,398	13,775	16,173	5,805
6,101	12,602	469	6,101	13,071	19,172	2,469
7,097	14,211	433	7,097	14,644	21,741	2,322
17,272	63,480	13,869	17,272	77,349	94,621	12,014
2,041	5,327	11,894	2,041	17,221	19,262	2,209
3,302	10,926	968	3,302	11,894	15,196	827
6,458	19,831	94	6,457	19,926	26,383	1,271
83,943	226,842	63,353	83,942	290,196	374,138	60,668
25,806	33,883	410	25,806	34,293	60,099	4,918
—	15,300	45,601	9,118	51,783	60,901	913
27,077	17,520	9,734	27,077	27,254	54,331	2,286
16,846	60,905	11,020	16,846	71,925	88,771	7,715
43,672	4,194	7,578	—	55,444	55,444	—
29,506	23,269	(105)	29,506	23,165	52,671	987
15,744	64,832	3,381	15,744	68,214	83,958	588
158,651	219,903	77,619	124,097	332,078	456,175	17,407
6,265	35,433	6,499	6,268	41,929	48,197	17,897
3,592	7,652	5,446	3,607	13,083	16,690	5,084
3,135	10,354	4,094	3,135	14,448	17,583	5,798
4,082	14,651	1,666	4,082	16,317	20,399	4,670
3,228	11,696	3,444	3,228	15,140	18,368	5,384
1,996	8,778	3,501	1,996	12,279	14,275	2,961
3,727	27,274	4,221	3,728	31,494	35,222	8,992
3,015	6,734	1,524	3,015	8,258	11,273	2,406
3,940	12,547	4,371	3,940	16,918	20,858	4,716
4,829	10,978	1,233	4,829	12,211	17,040	3,258
5,881	3,495	667	5,881	4,162	10,043	1,118
19,897	10,750	20,600	15,614	35,633	51,247	6,728
1,614	3,611	3,402	1,646	6,981	8,627	1,610
—	13,653	24,459	4,181	33,931	38,112	5,092
5,895	11,655	13,495	5,895	25,150	31,045	3,451
5,306	13,554	3,173	5,306	16,727	22,033	2,688
5,688	43,176	6,332	5,688	49,508	55,196	7,098
3,542	30,575	—	3,542	30,575	34,117	687
85,632	276,566	108,127	85,581	384,744	470,325	89,638
5,160	23,660	13,517	5,160	37,177	42,337	14,030
1,365	5,119	1,042	1,365	6,161	7,526	2,195
1,323	4,967	952	1,324	5,918	7,242	2,186
1,036	6,254	1,165	1,036	7,419	8,455	2,182
1,221	8,693	4,364	1,221	13,057	14,278	4,123
4,447	24,739	3,211	4,815	27,582	32,397	6,457
2,657	11,597	2,810	2,646	14,418	17,064	3,647

Initial Costs		Gross Amount at End of Year
Land	Building and Improvements	Since Acquisition(4)	Land	Building and Improvements	Total	Accumulated Depreciation
1,292	3,899	700	1,292	4,599	5,891	1,390
1,320	2,293	818	1,320	3,111	4,431	801
4,164	18,984	4,101	4,164	23,085	27,249	5,375
2,024	7,960	1,703	2,024	9,663	11,687	2,614
1,860	6,071	786	1,881	6,836	8,717	926
2,997	9,173	3,849	2,997	13,022	16,019	1,775
30,866	133,409	39,018	31,245	172,048	203,293	47,701
343	—	371	349	—	349	—
—	—	92	—	92	92	85
$359,435	$856,720	$288,580	$325,214	$1,179,158	$1,504,372	$215,499

(1)	CBD=Central Business District; NoMA=North of Massachusetts Avenue

(2)	I=Industrial; BP=Business Park

(3)	Includes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(4)
We placed Storey Park into development on September 1, 2013. At December 31, 2014, the land and building assets associated with Storey Park are included in construction in progress, which is reflected in Building and Improvements in the above table.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of our rental property assets was $1,576 million and $1,667 million at December 31, 2014 and 2013, respectively.

(a) Reconciliation of Real Estate(1)

The following table reconciles the rental property investments for the years ended December 31 (amounts in thousands):

	2014	2013	2012
Beginning balance	$1,330,180	$1,605,722	$1,553,802
Acquisitions of rental property(2)	170,823	26,289	—
Capital expenditures(3)	49,860	66,808	69,042
Impairments	(3,956)	(4,069)	(3,401)
Dispositions of rental property	(30,916)	(290,777)	(10,963)
Assets held-for-sale	(643)	(55,767)	(1,183)
Other(4)	(10,976)	(18,026)	(1,575)
Ending balance	$1,504,372	$1,330,180	$1,605,722

(b) Reconciliation of Accumulated Depreciation(1)

The following table reconciles the accumulated depreciation on the rental property investments for the years ended December 31 (amounts in thousands):

	2014	2013	2012
Beginning balance	$185,725	$215,154	$175,083
Depreciation of rental property	47,625	48,638	49,333
Assets held-for-sale	(1,631)	(13,470)	(2,014)
Dispositions of rental property	(5,712)	(54,377)	(2,173)
Other(4)	(10,508)	(10,220)	(5,075)
Ending balance	$215,499	$185,725	$215,154

(1)
Effective as of February 9, 2015, we entered into a binding contract to sell our Richmond, Virginia portfolio for sale, which is located in our Southern Virginia reporting segment. The Richmond Portfolio consists of Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land. We anticipate closing the sale in the first half of 2015. However, we can provide no assurances regarding the timing or pricing of the sale of the Richmond Portfolio, or that the sale will occur at all. With the sale of our Richmond Portfolio, we will no longer own any properties in the Richmond, Virginia area and will have strategically exited the Richmond market. As such, in accordance with ASU 2014-08, our Richmond Portfolio was classified as held-for-sale at December 31, 2014 and the assets and liabilities of the Richmond Portfolio are reflected within "Assets held-for-sale" and "Liabilities held-for-sale," respectively, in our consolidated balance sheets for each of the periods presented. The rental property and applicable accumulated depreciation related to the Richmond Portfolio have been removed from all years presented in this table.

(2)
For more information on our acquisitions, including the assumption of liabilities and other non-cash items, see the supplemental disclosure of cash flow information accompanying our consolidated statements of cash flows.

(3)	Represents cash paid for capital expenditures.

(4)	Includes accrued increases to rental property investments, fully depreciated assets that were written-off during the year and other immaterial transactions.

Exhibit Index

Exhibit	Description of Document
3.1
First Amended and Restated Declaration of Trust of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

3.2
Articles Supplementary designating the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011 (File No. 001-31824)).

3.3
Articles Supplementary establishing additional shares of the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012 (File No. 001-31824)).

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

4.2
Form of share certificate evidencing the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 18, 2011 (File No. 001-31824)).

10.1
Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated September 15, 2003 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).

10.2
Amendment No. 13 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated January 18, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2011(File No. 001-31824)).

10.3
Amendment No. 14 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 24, 2011 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-31824)).

10.4
Amendment No. 15 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 25, 2011 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-31824)).

10.5
Amendment No. 16 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 25, 2011 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-31824)).

10.6
Amendment No. 17 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated January 6, 2012 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-31824)).

10.7
Amendment No. 18 to Amended and Restated Limited Partnership Agreement of First Potomac Realty Investment Limited Partnership dated March 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012 (File No. 001-31824)).

10.8†
Employment Agreement, dated October 8, 2003, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.9†
Employment Agreement, dated October 8, 2003, by and between Nicholas R. Smith and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).

10.10†
Amendment to Employment Agreement, dated December 19, 2008, by and between Douglas J. Donatelli and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008 (File No. 001-31824)).

10.11†
Employment Term Sheet and Statement of Severance Benefits, dated September 16, 2014, by and between Samantha Sacks Gallagher and First Potomac Realty Trust (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-31824)).

10.12†
Employment Term Sheet, dated August 23, 2012, by and between Andrew Blocher and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-31824)).

10.13†
Employment Term Sheet and Statement of Severance Benefits, dated May 7, 2014, by and between Robert Milkovich and First Potomac Realty Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-31824)).

10.14†
Form of Amendment dated December 19, 2008 to Employment Agreement by and between First Potomac Realty Investment Limited Partnership and certain executive officers of the Company (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008 (File No. 001-31824)).

10.15†	2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).
10.16†	2009 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009 (File No. 001-31824)).
10.17†	2009 Employee Share Purchase Plan (Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009 (File No. 001-31824)).
10.18†	Amendment No. 1 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005 (File No. 001-31824)).
10.19†
Amendment No. 2 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007 (File No. 001-31824)).

10.20†	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010 (File No. 001-31824)).
10.21†	Amendment No. 2 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2011 (File No. 001-31824)).
10.22†
Form of 2009 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009 (File No. 001-31824)).

10.23†
Form of 2010 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 (File No. 001-31824)).

10.24†
Form of 2003 Plan Restricted Share Agreement for Officers (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-31824)).

10.25†
Form of 2003 Plan Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-31824)).

10.26†
Form of 2009 Plan Restricted Share Agreement for Officers (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-31824)).

10.27†
Form of 2009 Plan Restricted Share Agreement for Trustees (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-31824)).

10.28†
Form of 2009 Plan Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-31824)).

10.29†	Description of Long-Term Incentive Award Program (“LTI Program”) (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on April 3, 2013 (File No. 001-31824)).
10.30
Purchase and Sale Agreement, dated as of May 17, 2013, by and among certain subsidiaries of First Potomac Realty Investment Limited Partnership and BRE/Industrial Acquisition Holdings 1, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013 (File No. 001-31824)).

10.31
Loan Agreement, by and between Jackson National Life Insurance Company, as Lender, and Rumsey First LLC, Snowden First LLC, GTC II First LLC, Norfolk First LLC, Bren Mar, LLC, Plaza 500, LLC and Van Buren, LLC, as the Borrowers, dated July 18, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005 (File No. 001-31824)).

10.32
Amended and Restated Revolving Credit Agreement, dated as of October 16, 2013, by and among First Potomac Realty Investment Limited Partnership, First Potomac Realty Trust, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013 (File No. 001-31824)).

10.33
Guaranty, dated as of October 16, 2013, by First Potomac Realty Trust in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended and Restated Revolving Credit Agreement, dated as of October 16, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2013 (File No. 001-31824)).

10.34
Amended and Restated Term Loan Agreement, dated as of October 16, 2013, by and among First Potomac Realty Investment Limited Partnership, First Potomac Realty Trust, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 22, 2013 (File No. 001-31824)).

10.35
Guaranty, dated as of October 16, 2013, by First Potomac Realty Trust in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended and Restated Term Loan Agreement, dated as of October 16, 2013. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 22, 2013 (File No. 001-31824)).

12*	Statement Regarding Computation of Ratios.
21*	Subsidiaries of the Company.
23*	Consent of KPMG LLP (independent registered public accounting firm).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer.
32.2**	Section 906 Certification of Chief Financial Officer.
101*
XBRL (Extensible Business Reporting Language). The following materials from First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2014 and 2013; (ii) Consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated statements of comprehensive income (loss) and equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012; and (iv) Notes to condensed consolidated financial statements.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith

**	Furnished herewith