Form 10-Q
period 2015-03-31
FIRST POTOMAC REALTY TRUST
filed 2015-05-01
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 29, 2015, there were 58,726,808 common shares, par value $0.001 per share, outstanding.

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

Certain factors that could cause actual results, performance or achievements to differ materially from the Company’s expectations include, among others, the following:

•	changes in general or regional economic conditions;

•	the Company’s ability to timely lease or re-lease space at current or anticipated rents;

•	changes in interest rates;

•	changes in operating costs;

•	the Company’s ability to complete acquisitions and, if applicable, dispositions on acceptable terms;

•	the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates;

•
the Company’s ability to maintain financial covenant compliance under its debt agreements; the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	any impact of the informal inquiry initiated by the U.S. Securities and Exchange Commission (the “SEC”);

•	the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and

•	other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and in the other documents the Company files with the SEC.

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements herein, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. We do not intend to, and expressly disclaim any duty to, update or revise the forward-looking statements in this discussion to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should not rely upon these forward-looking statements after the date of this report and should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Rental property, net	$1,292,895	$1,288,873
Assets held-for-sale	—	59,717
Cash and cash equivalents	14,686	13,323
Escrows and reserves	2,298	2,986
Accounts and other receivables, net of allowance for doubtful accounts of $1,386 and $1,207, respectively	10,290	10,587
Accrued straight-line rents, net of allowance for doubtful accounts of $133 and $104, respectively	36,761	34,226
Notes receivable, net	34,000	63,679
Investment in affiliates	47,658	47,482
Deferred costs, net	44,882	43,991
Prepaid expenses and other assets	8,049	7,712
Intangible assets, net	42,929	45,884
Total assets	$1,534,448	$1,618,460
Liabilities:
Mortgage and Construction loans	$303,866	$305,139
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	143,000	205,000
Liabilities held-for-sale	—	4,562
Accounts payable and other liabilities	37,107	41,113
Accrued interest	1,694	1,720
Rents received in advance	8,018	7,971
Tenant security deposits	6,136	5,891
Deferred market rent, net	2,667	2,827
Total liabilities	802,488	874,223

Noncontrolling interests in the Operating Partnership	32,198	33,332
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,727 and 58,815 shares issued and outstanding, respectively	59	59
Additional paid-in capital	914,447	913,282
Noncontrolling interests in a consolidated partnership	802	898
Accumulated other comprehensive loss	(4,298)	(3,268)
Dividends in excess of accumulated earnings	(371,248)	(360,066)
Total equity	699,762	710,905
Total liabilities, noncontrolling interests and equity	$1,534,448	$1,618,460
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental	$34,379	$30,433
Tenant reimbursements and other	9,470	8,930
Total revenues	43,849	39,363
Operating expenses:
Property operating	13,113	12,038
Real estate taxes and insurance	5,042	4,132
General and administrative	5,526	5,196
Acquisition costs	—	68
Depreciation and amortization	16,335	14,310
Total operating expenses	40,016	35,744
Operating income	3,833	3,619
Other expenses (income)
Interest expense	6,908	5,737
Interest and other income	(3,828)	(1,759)
Equity in (earnings) losses of affiliates	(346)	227
Total other expenses (income)	2,734	4,205
Income (loss) from continuing operations	1,099	(586)
Discontinued operations:
Loss from operations	(975)	(911)
Loss on debt extinguishment	(489)	—
Gain on sale of rental property	857	54
Loss from discontinued operations	(607)	(857)
Net income (loss)	492	(1,443)
Less: Net loss attributable to noncontrolling interests	112	195
Net income (loss) attributable to First Potomac Realty Trust	604	(1,248)
Less: Dividends on preferred shares	(3,100)	(3,100)
Net loss attributable to common shareholders	$(2,496)	$(4,348)
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.03)	$(0.07)
Loss from discontinued operations	(0.01)	(0.01)
Net loss	$(0.04)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	58,225	58,097
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$492	$(1,443)
Unrealized gain on derivative instruments	164	317
Unrealized loss on derivative instruments	(1,240)	(142)
Total comprehensive loss	(584)	(1,268)
Net loss attributable to noncontrolling interests	112	195
Net loss (gain) from derivative instruments attributable to noncontrolling interests	46	(7)
Comprehensive loss attributable to First Potomac Realty Trust	$(426)	$(1,080)
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$492	$(1,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	(857)	(54)
Depreciation and amortization	1,222	1,249
Depreciation and amortization	16,603	14,572
Stock based compensation	700	823
Bad debt expense	302	111
Amortization of deferred market rent	30	(56)
Amortization of financing costs and discounts	279	266
Equity in (earnings) losses of affiliates	(346)	227
Distributions from investments in affiliates	171	106
Changes in assets and liabilities:
Escrows and reserves	688	4,010
Accounts and other receivables	(120)	(2,623)
Accrued straight-line rents	(1,737)	(1,442)
Prepaid expenses and other assets	(591)	651
Tenant security deposits	(464)	58
Accounts payable and accrued expenses	279	(2,189)
Accrued interest	(26)	(17)
Rents received in advance	(291)	(593)
Deferred costs	(3,362)	(2,210)
Total adjustments	12,480	12,889
Net cash provided by operating activities	12,972	11,446
Cash flows from investing activities:
Investment in note receivable	—	(9,000)
Purchase deposit on future acquisition	—	(2,000)
Proceeds from sale of rental property	56,943	31,616
Principal payments from note receivable	29,720	52
Additions to rental property and furniture, fixtures and equipment	(15,881)	(8,297)
Additions to construction in progress	(3,361)	(3,096)
Net cash provided by investing activities	67,421	9,275
Cash flows from financing activities:
Financing costs	(8)	(2)
Issuance of debt	13,000	27,794
Repayments of debt	(79,648)	(30,296)
Dividends to common shareholders	(8,802)	(8,789)
Dividends to preferred shareholders	(3,100)	(3,100)
Contributions from consolidated joint venture partners	—	89
Distributions to consolidated joint venture partners	(96)	—
Distributions to noncontrolling interests	(395)	(394)
Proceeds from stock option exercises	19	79
Net cash used in financing activities	(79,030)	(14,619)
Net increase in cash and cash equivalents	1,363	6,102
Cash and cash equivalents, beginning of period	13,323	8,740
Cash and cash equivalents, end of period	$14,686	$14,842

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the three months ended March 31 is as follows (dollars in thousands):

	2015	2014
Cash paid for interest, net	$6,553	$5,373
Non-cash investing and financing activities:
Value of common shares retired to settle employee income tax obligations	437	383
Change in fair value of the outstanding common Operating Partnership units	(581)	2,027
Issuance of common Operating Partnership units in connection with the acquisition of rental property	—	40
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(3,083)	371
Additions to development and redevelopment	514	(1,768)

Cash paid for interest on indebtedness is net of capitalized interest of $0.4 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

Certain of our employees surrendered common shares owned by them valued at $0.4 million during both the three months ended March 31, 2015 and 2014, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”) are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At March 31, 2015 and 2014, we recorded adjustments of $4.2 million and $5.3 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were issued during the first quarter of 2015. During the first quarter of 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property.

During the three months ended March 31, 2015 and 2014, we accrued $8.2 million and $6.6 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the three months ended March 31, 2015 and 2014, we accrued $0.8 million and $1.9 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of March 31, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At March 31, 2015, we wholly owned or had a controlling interest in properties totaling 8.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development. Our consolidated properties were 88.0% occupied by 500 tenants at March 31, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at March 31, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of March 31, 2015, our largest tenant was the U.S. Government, which accounted for 13.2% of our total annualized cash basis rent, and the U.S. Government combined with government contractors, accounted for 25.9% of our total annualized cash basis rent as of March 31, 2015. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

Our unaudited condensed consolidated financial statements include our accounts and the accounts of our Operating Partnership and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes First Potomac Management LLC, a wholly-owned subsidiary that manages the majority of our properties. All intercompany balances and transactions have been eliminated in consolidation.

We have condensed or omitted certain information and note disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 and as updated from time to time in other filings with the SEC.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of March 31, 2015 and the results of our operations, our comprehensive loss and our cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

(b) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires our management team to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible; recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; derivative valuations; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

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

We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale. In the second quarter of 2014, we prospectively adopted Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which impacts the presentation of operations and gains or losses from disposed properties and properties classified as held-for-sale. ASU 2014-08 states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations or financial results. The operations of all properties that were sold prior to the adoption of ASU 2014-08, two properties that were classified as held-for-sale in previously issued financial statements prior to our adoption of ASU 2014-08 (West Park and Patrick Center) and were subsequently sold, as well as the Richmond Portfolio (as defined below), are reflected within discontinued operations in our consolidated statements of operations for all periods presented.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three months ended March 31, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the three months ended March 31, 2015 and 2014.

(e) Application of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial statements or related disclosures.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"), which eliminates the concept of extraordinary items from GAAP and the requirement that an entity separately report extraordinary items in the income statement. ASU 2015-01 also requires that entities continue to evaluate whether items are unusual in nature or infrequent in occurrence for presentation and disclosure purposes. ASU 2015-01 applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the guidance may be applied prospectively or retrospectively to all prior periods presented in the consolidated financial statements. The adoption of ASU 2015-01 is not expected to have a material impact on our consolidated financial statements or related disclosures.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to the identification of variable interests (fees paid to a decision maker or service provider), the variable interest entity characteristics for a limited partnership or similar entity and the primary beneficiary determination. ASU 2015-02 is effective January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial statements or related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The guidance will be effective on January 1, 2016 and is not expected to have a material impact on our consolidated financial statements or related disclosures.

(f) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation as a result of reclassifying the operating results of several properties as discontinued operations. For more information, see note 7, Dispositions.

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

The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted earnings per common share:
Income (loss) from continuing operations	$1,099	$(586)
Loss from discontinued operations	(607)	(857)
Net income (loss)	492	(1,443)
Less: Net loss from continuing operations attributable to noncontrolling interests	86	155
Less: Net loss from discontinued operations attributable to noncontrolling interests	26	40
Net income (loss) attributable to First Potomac Realty Trust	604	(1,248)
Less: Dividends on preferred shares	(3,100)	(3,100)
Net loss attributable to common shareholders	(2,496)	(4,348)
Less: Allocation to participating securities	(73)	(78)
Net loss attributable to common shareholders	$(2,569)	$(4,426)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding - basic and diluted	58,225	58,097
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.03)	$(0.07)
Loss from discontinued operations	(0.01)	(0.01)
Net loss	$(0.04)	$(0.08)

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Stock option awards	1,083	1,206
Non-vested share awards	380	414
Series A Preferred Shares(1)	13,032	12,671
	14,495	14,291

(1)
Our Series A Preferred Shares are only convertible into our common shares upon certain changes in control of our Company. The dilutive shares are calculated as the daily average of the face value of the Series A Preferred Shares divided by the outstanding common share price.

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	March 31, 2015	December 31, 2014(1)
Land and land improvements	$325,228	$325,214
Buildings and improvements	950,746	949,683
Construction in progress	73,444	69,181
Tenant improvements	170,443	159,867
Furniture, fixtures and equipment	402	427
	1,520,263	1,504,372
Less: accumulated depreciation	(227,368)	(215,499)
	$1,292,895	$1,288,873

(1) Excludes rental property totaling $57.7 million at December 31, 2014 related to the sale of the Richmond Portfolio (as defined in note 7, Dispositions), which was classified as held-for-sale at December 31, 2014 and was sold on March 19, 2015.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.3 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently expect to complete construction of the new building in the fourth quarter of 2016. At March 31, 2015, our total investment in the development project was $10.2 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of March 31, 2015 in excess of the original cost basis of the land relate to site preparation costs.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At March 31, 2015, our total investment in the development project was $56.0 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At March 31, 2015, the property was 58.9% leased and 46.9% occupied. During the fourth quarter of 2014, all vacant space at the property was placed in service. At March 31, 2015, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

During the first quarter of 2015, we did not place in-service any completed development or redevelopment space. At March 31, 2015, we had no completed development or redevelopment space that have yet to be placed in service.

(5) Notes Receivable

Below is a summary of our notes receivable for our outstanding mezzanine loans (dollars in thousands):

	Balance at March 31, 2015
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$34,000	$—	$34,000	9.75%

	Balance at December 31, 2014
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$34,000	$—	$34,000	9.75%
America’s Square	29,720	(41)	29,679	9.0%
	$63,720	$(41)	$63,679

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. We provided the owners of America’s Square a $30.0 million loan in April 2011, which was secured by a portion of the owner’s interest in the property. The loan had a fixed-interest rate of 9.0% and was scheduled to mature on May 1, 2016. We received a yield maintenance payment of $2.4 million with the repayment of the loan. The proceeds from the loan repayment, including the yield maintenance payment, were used to pay down a portion of the outstanding balance of our unsecured revolving credit facility.

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

We recorded interest income related to our notes receivable of $1.2 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, which is included within “Interest and other income” in our consolidated statements of operations.

We recorded income from the amortization of origination fees of $5 thousand and $11 thousand for the three months ended March 31, 2015 and 2014, respectively. During the first quarter of 2014, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. We recorded income from the yield maintenance payment of $2.4 million for the three months ended March 31, 2015. The yield maintenance payment and the amortization and write-off of unamortized fees are recorded within “Interest and other income” in our consolidated statements of operations.

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

	Reporting Segment	Ownership Interest	March 31, 2015	December 31, 2014
Prosperity Metro Plaza	Northern Virginia	51%	$24,846	$24,651
1750 H Street, NW	Washington, D.C.	50%	14,938	14,834
Aviation Business Park	Maryland	50%	5,677	5,748
RiversPark I and II(1)	Maryland	25%	2,197	2,249
			$47,658	$47,482

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

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Assets:
Rental property, net	$193,201	$193,533
Cash and cash equivalents	5,143	4,567
Other assets	16,514	16,748
Total assets	214,858	214,848
Liabilities:
Mortgage loans(1)	110,000	110,000
Other liabilities	6,729	7,256
Total liabilities	116,729	117,256
Net assets	$98,129	$97,592

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

The following table summarizes the results of operations of our unconsolidated joint ventures, which due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures may or may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$6,167	$5,752
Total operating expenses	(2,156)	(2,226)
Net operating income	4,011	3,526
Depreciation and amortization	(2,249)	(2,803)
Interest expense, net	(973)	(1,011)
Net income (loss)	$789	$(288)

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.1 million for both the three months ended March 31, 2015 and 2014, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

(7) Dispositions

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

In accordance with ASU 2014-08, which we prospectively adopted during the second quarter of 2014, the operating results of Corporate Campus at Ashburn Center and Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for the three months ended March 31, 2014. For the three months ended March 31, 2015, there were no operating results from disposed properties included in continuing operations. The following table summarizes the aggregate results of operations for the two properties that are included in continuing operations for the three months ended March 31, 2014 (dollars in thousands):

2014
Revenues	$1,465
Property operating expenses	(548)
Depreciation and amortization	(366)
Net income from continuing operations	$551

(b) Discontinued Operations

On March 19, 2015, we sold our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”) for net proceeds of $53.8 million. In the aggregate, the Richmond Portfolio was comprised of 19 buildings totaling 828,000 square feet. Net proceeds from the sale reflected the prepayment of $3.7 million of mortgage and other indebtedness secured by the properties, including $0.5 million of associated prepayment penalties. The majority of the remaining net proceeds from the sale were used to repay $48.0 million of the outstanding balance under our unsecured revolving credit facility. We recorded a gain on the sale of the portfolio of $0.9 million in the first quarter of 2015. During the first quarter of 2015, we accelerated the amortization of deferred rent abatements and straight-line rents, totaling $0.9 million, and leasing commissions, totaling $1.1 million, which were on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the first quarter of 2015.

As a result of this sale, we no longer own any properties in the Richmond, Virginia area and have made a strategic shift away from that market. In accordance with ASU 2014-08, the operating results (including the accelerated amortization of deferred rent abatements, straight-line rents and leasing commissions), the loss on debt extinguishment and the gain on sale of the Richmond Portfolio were reflected within discontinued operations for each of the periods presented. In addition to the Richmond Portfolio, all properties sold prior to our adoption of ASU 2014-08 or classified as held-for-sale in previously issued consolidated financial statements prior to our adoption of ASU 2014-08, are classified within discontinued operations.

The following table is a summary of completed property dispositions whose operating results are reflected as discontinued operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Richmond Portfolio	Southern Virginia	3/19/2015	Business Park	827,900	$53,768
Patrick Center	Maryland	4/16/2014	Office	66,269	10,888
West Park	Maryland	4/2/2014	Office	28,333	2,871
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973	31,616

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. We did not dispose of or enter into any binding agreements to sell any other properties during the three months ended March 31, 2015 and 2014.

The following table summarizes the results of operations of properties included in discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$877	$1,808
Loss from operations, before taxes(1)	(975)	(911)
Loss on debt extinguishment	(489)	—
Gain on sale of rental property	857	54

(1)
For the three months ended March 31, 2015, we accelerated $2.0 million of unamortized straight-line rents, deferred rent abatements and leasing commissions related to the sale of the Richmond Portfolio in March 2015. For the three months ended March 31, 2014, we accelerated $1.5 million of unamortized straight-line rents, deferred rent abatements and leasing commissions related to the sale of both Girard Business Center and Gateway Center in January 2014.

(8) Debt

Our borrowings consisted of the following (dollars in thousands):

	March 31, 2015	December 31, 2014(1)
Mortgage loans, effective interest rates ranging from 4.40% to 6.01%, maturing at various dates through June 2023(2)	$303,866	$308,637
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.65% to LIBOR plus 2.05%, with staggered maturity dates ranging from October 2018 to October 2020(2)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.70%, maturing October 2017(2)	143,000	205,000
	$746,866	$813,637

(1)
Includes five mortgage loans that were repaid with the sale of the Richmond Portfolio on March 19, 2015. At December 31, 2014, the mortgage loans had an aggregate principal balance of $3.5 million and were classified within “Liabilities held-for-sale” on our consolidated balance sheet for December 31, 2014.

(2)	At March 31, 2015, LIBOR was 0.18%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt at March 31, 2015 and December 31, 2014 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	March 31, 2015	December 31, 2014
Jackson National Life Loan(1)	5.19%	5.19%		August 2015	$64,640	$64,943
440 First Street, NW(2)	LIBOR + 2.50%	LIBOR + 2.50%		May 2016	32,216	32,216
Storey Park(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	22,000	22,000
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	378	432
Hillside I and II	5.75%	4.62%		December 2016	12,846	12,949
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	65,503	65,816
840 First Street, NE	5.72%	6.01%		July 2020	36,379	36,539
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,651	3,692
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	29,548	29,691
1401 K Street, NW	4.80%	4.93%		June 2023	36,705	36,861
		4.75%	(3)		303,866	305,139
Unamortized fair value adjustments					(320)	(370)
Principal balance					303,546	304,769

Richmond Portfolio(4)
Hanover Business Center Building D	8.88%	6.63%		August 2015	—	104
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		September 2015	—	302
Hanover Business Center Building C	7.88%	6.63%		December 2017	—	505
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	—	1,674
Airpark Business Center	7.45%	6.63%		June 2021	—	913
					—	3,498
Total unamortized fair value adjustments - Richmond					—	(73)
Total principal balance - Richmond					$—	$3,425

Total principal balance					$303,546	$308,194

(1)
At March 31, 2015, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. The terms of the loan allow us to substitute collateral, as long as certain debt-service coverage and loan-to-value ratios are maintained, or to prepay a portion of the loan, with a prepayment penalty, subject to a debt-service yield.

(2)	At March 31, 2015, LIBOR was 0.18%.

(3)	Weighted average interest rate on total mortgage debt.

(4)
The mortgage loans and unamortized fair value adjustments that encumbered properties within the Richmond Portfolio were classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2014. The loans were prepaid upon the sale of the Richmond Portfolio on March 19, 2015.

Land Loan

On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us. As of March 31, 2015, we were in compliance with all the financial covenants of the Storey Park land loan.

Construction Loan

On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in 2013 and borrowed an additional $10.5 million in 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At March 31, 2015, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of March 31, 2015, we were in compliance with all the financial covenants of the Construction Loan.

(b) Unsecured Term Loan

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at March 31, 2015 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 165 basis points
Tranche B	October 2019	100,000	LIBOR, plus 180 basis points
Tranche C	October 2020	100,000	LIBOR, plus 205 basis points
		$300,000

(1)	At March 31, 2015, LIBOR was 0.18%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially identical to those contained in our unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of March 31, 2015, we were in compliance with all the financial covenants of the unsecured term loan.

(c) Unsecured Revolving Credit Facility

During the first quarter of 2015, we borrowed $13.0 million under the unsecured revolving credit facility which was used for general corporate purposes. During the first quarter of 2015, we repaid $75.0 million of the outstanding balance under the unsecured revolving credit facility with our portion of the proceeds from the prepayment of the America’s Square mezzanine loan and the sale of the Richmond Portfolio. For the three months ended March 31, 2015, our weighted average borrowings under the unsecured revolving credit facility were $193.5 million, with a weighted average interest rate of 1.9%, compared with weighted average borrowings of $97.1 million, with a weighted average interest rate of 1.7%, for the three months ended March 31, 2014. Our maximum outstanding borrowings were $218.0 million and $112.0 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, outstanding borrowings under the unsecured revolving credit facility were $143.0 million with a weighted average interest rate of 1.9%. At March 31, 2015, LIBOR was 0.18% and the applicable spread on our unsecured revolving credit facility was 170 basis points. The available capacity under the unsecured revolving credit facility was $138.2 million as of the date of this filing. We are required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of March 31, 2015, we were in compliance with all the financial covenants of the unsecured revolving credit facility. For more information, see note 8(e) Debt – Financial Covenants.

(d) Interest Rate Swap Agreements

At March 31, 2015, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2015, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the Construction Loan and the Storey Park land loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at March 31, 2015, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged.

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

At March 31, 2015, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the three months ended March 31, 2015 and 2014.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive loss as an increase to interest expense of $1.0 million for both the three months ended March 31, 2015 and 2014. As of March 31, 2015, we estimated that $4.3 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(10) Fair Value Measurements

Our application of GAAP outlines a valuation framework and creates a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The required disclosures increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is identified, under the standard, as the price that would be received to sell an asset or paid to transfer a liability between willing third parties at the measurement date (an exit price). In accordance with GAAP, certain assets and liabilities must be measured at fair value, and we provide the necessary disclosures that are required for items measured at fair value as outlined in the accounting requirements regarding fair value.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Balance at March 31, 2015	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$4,518	$—	$4,518	$—
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$133	$—	$133	$—
Derivative instrument-swap liabilities	3,569	—	3,569	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2015 and 2014. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the three months ended March 31, 2015 and 2014.

Interest Rate Derivatives

At March 31, 2015, we had hedged $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

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

The carrying amount and estimated fair value of our notes receivable and debt instruments are as follows (amounts in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$34,000	$34,000	$63,679	$63,720
Financial Liabilities:
Mortgage debt(2)	$303,866	$299,042	$308,637	$292,882
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	143,000	143,000	205,000	205,000
Total	$746,866	$742,042	$813,637	$797,882

(1)
The principal amount of our notes receivable was $34.0 million and $63.7 million at March 31, 2015 and December 31, 2014, respectively. On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan, which had an outstanding $29.7 million balance of the $30.0 million mezzanine loan that we provided them in April 2011.

(2)
Includes five mortgage loans that were repaid with the sale of the Richmond Portfolio on March 19, 2015. At December 31, 2014, the mortgage loans had an aggregate principal balance of $3.5 million and were classified within “Liabilities held-for-sale” on our consolidated balance sheet for December 31, 2014.

(11) Equity

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

On April 28, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on May 15, 2015 to common shareholders of record as of May 8, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on May 15, 2015 to preferred shareholders of record as of May 8, 2015.

Our unsecured revolving credit facility, unsecured term loan, the Construction Loan and the Storey Park land loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders. Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2014	$710,007	$898	$710,905	$33,332
Net income (loss)	604	—	604	(112)
Changes in ownership, net	1,281	(96)	1,185	(581)
Distributions to owners	(11,902)	—	(11,902)	(395)
Other comprehensive loss	(1,030)	—	(1,030)	(46)
Balance at March 31, 2015	$698,960	$802	$699,762	$32,198

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2013	$738,510	$781	$739,291	$33,221
Net loss	(1,248)	—	(1,248)	(195)
Changes in ownership, net	(1,502)	89	(1,413)	2,067
Distributions to owners	(11,889)	—	(11,889)	(393)
Other comprehensive income	168	—	168	7
Balance at March 31, 2014	$724,039	$870	$724,909	$34,707

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2015	2014
Beginning balance at January 1,	$(3,268)	$(3,836)
Net unrealized (loss) gain on derivative instruments	(1,076)	175
Net loss (gain) attributable to noncontrolling interests	46	(7)
Ending balance at March 31,	$(4,298)	$(3,668)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at March 31, 2015, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be approximately $31.3 million. At March 31, 2015 and December 31, 2014, we recorded adjustments of $4.2 million and $4.7 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At March 31, 2015, 2,630,577 of the total common Operating Partnership units, or 4.3%, were not owned by us. There were no common Operating Partnership units redeemed for common shares or cash during the three months ended March 31, 2015. During the first quarter of 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE to satisfy a contingent consideration obligation.

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

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound, which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At March 31, 2015, our total investment in the development project was $56.0 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

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

Stock Options Summary

During the three months ended March 31, 2015, we issued 119,500 stock options to our non-officer employees. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. The award described above has a 10-year contractual life. We recognized compensation expense associated with stock option awards of $118 thousand and $137 thousand during the three months ended March 31, 2015 and 2014, respectively.

A summary of our stock option activity during the three months ended March 31 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,051,359	$15.33	6.3 years	$181,352
Granted	119,500	12.48
Exercised	(2,000)	9.30
Expired	(59,000)	22.44
Forfeited	(49,771)	14.48
Outstanding at March 31, 2015	1,060,088	$14.67	6.8 years	$107,523
Exercisable at March 31, 2015	516,839	$15.52	5.8 years	$87,260
Options expected to vest, subsequent to March 31, 2015	507,651	$13.97	7.6 years	$17,602

As of March 31, 2015, we had $1.4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. We anticipate this cost will be recognized over a weighted-average period of approximately 4.0 years. We calculate the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life, which in our opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar terms.

The weighted average assumptions used in the fair value determination of stock options granted to employees during the three months ended March 31, 2015 are summarized as follows:

Risk-free interest rate	1.61%
Expected volatility	29.16%
Expected dividend yield	4.79%
Weighted average expected life of options	5 years

The weighted average grant date fair value of the stock options issued during the three months ended March 31, 2015 was $1.96 per share.

Option Exercises

We received approximately $19 thousand and $79 thousand of proceeds from stock option exercises during the three months ended March 31, 2015 and 2014, respectively. Shares issued as a result of stock option exercises are provided by the issuance of new shares. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $5 thousand and $18 thousand, respectively.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In February 2015, we granted a total of 121,380 non-vested common shares to our officers. The awards will vest ratably on the date of issuance over a three-year term.

We recognized $0.6 million and $0.7 million of compensation expense associated with our non-vested common share awards during the three months ended March 31, 2015 and 2014, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at March 31, 2015 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	623,421	$13.16
Granted	121,380	12.11
Vested	(106,300)	13.97
Expired	(22,260)	8.42
Forfeited	(154,626)	13.42
Non-vested at March 31, 2015	461,615	$12.83

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. As of March 31, 2015, we had $4.0 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 2.3 years.

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

The results of operations of our four reporting segments for the three months ended March 31, 2015 and 2014 are as follows (dollars in thousands):

	Three Months Ended March 31, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	38	49	19	112
Square feet(1)	916,686	1,999,300	3,021,299	2,024,003	7,961,288
Total revenues	$11,032	$11,705	$14,114	$6,998	$43,849
Property operating expense	(3,139)	(4,018)	(4,064)	(1,892)	(13,113)
Real estate taxes and insurance	(2,023)	(891)	(1,549)	(579)	(5,042)
Total property operating income	$5,870	$6,796	$8,501	$4,527	25,694
Depreciation and amortization expense					(16,335)
General and administrative					(5,526)
Other expenses					(2,734)
Loss from discontinued operations					(607)
Net income					$492
Total assets(2)(3)	$503,651	$358,772	$444,596	$167,979	$1,534,448
Capital expenditures(4)	$3,436	$2,164	$10,843	$2,490	$19,242

	Three Months Ended March 31, 2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)(5)	4	44	51	38	137
Square feet(1)(5)	522,560	2,274,813	3,086,550	2,851,465	8,735,388
Total revenues	$6,940	$11,645	$13,666	$7,112	$39,363
Property operating expense	(1,987)	(3,946)	(3,976)	(2,129)	(12,038)
Real estate taxes and insurance	(1,054)	(1,004)	(1,524)	(550)	(4,132)
Total property operating income	$3,899	$6,695	$8,166	$4,433	23,193
Depreciation and amortization expense					(14,310)
General and administrative					(5,196)
Acquisition costs					(68)
Other expenses					(4,205)
Loss from discontinued operations					(857)
Net loss					$(1,443)
Total assets(2)(3)	$343,804	$393,919	$421,556	$230,384	$1,481,336
Capital expenditures(4)	$6,481	$2,390	$822	$1,423	$11,393

(1)	Excludes Storey Park from our Washington, D.C. reporting segment, which was placed in development in the third quarter of 2013.

(2)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 6, Investment in Affiliates.

(3)	Corporate assets not allocated to any of our reportable segments totaled $59,450 and $91,673 at March 31, 2015 and 2014, respectively.

(4)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $309 and $277 for the three months ended March 31, 2015 and 2014, respectively.

(5)
Includes occupied space at 440 First Street, NW in our Washington, D.C. reporting segment, which was substantially completed in the third quarter of 2013. In October 2014, the property was placed in service.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and included elsewhere in this Quarterly Report on Form 10-Q. See “Special Note About Forward-Looking Statements” above.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of March 31, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At March 31, 2015, we wholly owned or had a controlling interest in properties totaling 8.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.3 million square feet of additional development. Our consolidated properties were 88.0% occupied by 500 tenants at March 31, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at March 31, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of March 31, 2015, our largest tenant was the U.S. Government, which accounted for 13.2% of our total annualized cash basis rent, and the U.S. Government combined with government contractors, accounted for 25.9% of our total annualized cash basis rent as of March 31, 2015. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Executive Summary

For the three months ended March 31, 2015, we had net income of $0.5 million compared with a net loss of $1.4 million for the same period in 2014, which was primarily due to an increase in Same-Property net operating income and a $2.4 million yield maintenance payment received in the first quarter of 2015 associated with the prepayment of the America’s Square mezzanine loan.

Funds From Operations (“FFO”) increased for the three months ended March 31, 2015 compared with the same period in 2014 due to an increase in same-property net operating income, as well as an increase in overall net operating income, as the result of higher occupancy in our portfolio and the fact that we were a net acquirer of properties during 2014. The increase in FFO for the three months ended March 31, 2015 compared with the same period in 2014 was also attributable to a $2.4 million yield maintenance payment we received in the first quarter of 2015 associated with the prepayment of the America’s Square mezzanine loan.

FFO is a non-GAAP financial measure. For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Executed 328,000 square feet of leases, including 128,000 square feet of new leases;

•	Increased leased percentage in consolidated portfolio to 91.8% from 88.9% at March 31, 2014; and

•	Sold our Richmond, Virginia portfolio, which was comprised of 19 buildings totaling 828,000 square feet, for a contractual purchase price of $60.3 million.

Richmond Portfolio Sale

Consistent with our previously disclosed capital recycling strategy, on March 19, 2015, we sold our Richmond, Virginia Portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land for net proceeds of $53.8 million. In the aggregate, the Richmond Portfolio was comprised of 19 buildings totaling 828,000 square feet. Net proceeds from the sale reflected the prepayment of $3.7 million of mortgage and other indebtedness secured by the properties, including $0.5 million of associated prepayment penalties. The majority of the remaining net proceeds from the sale were used to repay $48.0 million of the outstanding balance under our unsecured revolving credit facility. We recorded a gain on the sale of the portfolio of $0.9 million in the first quarter of 2015. During the first quarter of 2015, we accelerated the amortization of deferred rent abatements and straight-line rents, totaling $0.9 million, and leasing commissions, totaling $1.1 million, which were on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the first quarter of 2015. As a result of this sale, we no longer own any properties in the Richmond, Virginia area and have made a strategic shift away from that market. In accordance with ASU 2014-08, the operating results (including the accelerated amortization of deferred rent abatements, straight-line rents and leasing commissions), the loss on debt extinguishment and the gain on sale of the Richmond Portfolio were reflected within discontinued operations for each of the periods presented in this Quarterly Report on Form 10-Q.

Informal SEC Inquiry

As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2014, 2013 and 2012, we were informed that the SEC initiated an informal inquiry relating to the matters that were the subject of the Audit Committee’s internal investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. The SEC staff has informed us that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor considered a reflection upon any person, entity or security. We have been, and intend to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time.

Properties:

The following sets forth certain information about our properties by segment as of March 31, 2015 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at March 31, 2015	Occupied at March 31, 2015
Office
11 Dupont Circle, NW	1	CBD	153,018	$5,395	100.0%	100.0%
440 First Street, NW(3)	1	Capitol Hill	138,554	2,548	58.9%	46.9%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,181	97.7%	97.7%
1211 Connecticut Avenue, NW	1	CBD	130,085	3,585	96.8%	92.1%
1401 K Street, NW	1	East End	117,458	3,267	82.8%	78.2%
Total/Weighted Average	6		916,686	26,614	90.5%	87.5%
Development
Storey Park(4)	—	NoMA	—	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	3,661	91.1%	86.9%
Region Total/Weighted Average	7		1,029,817	$30,275	90.6%	87.4%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2015	Occupied at March 31, 2015
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,211	100.0%	100.0%
Gateway 270 West	6	Clarksburg	253,916	2,974	87.5%	73.3%
Rumsey Center	4	Columbia	135,015	1,471	97.2%	91.8%
Snowden Center	5	Columbia	145,267	2,301	100.0%	100.0%
Total Business Park	22		847,044	10,957	95.8%	90.7%
Office
Annapolis Business Center	2	Annapolis	101,113	1,997	100.0%	100.0%
Metro Park North	4	Rockville	191,211	2,010	87.3%	87.3%
Cloverleaf Center	4	Germantown	173,721	838	73.0%	73.0%
Hillside I and II(3)	2	Columbia	64,195	2,801	84.0%	67.0%
TenThreeTwenty	1	Columbia	138,854	11,970	96.0%	82.7%
Redland Corporate Center	3	Rockville	483,162	2,015	100.0%	100.0%
Total Office	16		1,152,256	21,631	92.5%	89.9%
Total Consolidated	38		1,999,300	32,588	93.9%	90.2%
Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,260	69.8%	66.2%
RiversPark I and II	6	Columbia	307,984	3,748	84.2%	84.2%
Total Joint Ventures	9		428,269	5,008	80.2%	79.1%
Region Total/Weighted Average	47		2,427,569	$37,596	91.5%	88.3%

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

(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(3)	Excludes 21,922 square feet of space that was placed into redevelopment during the first quarter of 2014.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2015	Occupied at March 31, 2015
Business Park
Gateway Centre Manassas	3	Manassas	102,446	$856	86.6%	86.6%
Linden Business Center	3	Manassas	109,809	1,001	91.6%	91.6%
Prosperity Business Center	1	Merrifield	71,373	856	100.0%	100.0%
Sterling Park Business Center(2)	7	Sterling	471,835	4,528	97.1%	97.1%
Total Business Park	14		755,463	7,241	95.1%	95.1%
Office
Atlantic Corporate Park(3)	2	Sterling	219,374	3,217	81.3%	43.9%
Cedar Hill	2	Tysons Corner	102,632	2,248	100.0%	100.0%
Enterprise Center	4	Chantilly	189,331	2,952	87.7%	87.7%
Herndon Corporate Center	4	Herndon	128,359	1,315	68.7%	68.7%
One Fair Oaks	1	Fairfax	214,214	5,460	100.0%	100.0%
Reston Business Campus	4	Reston	82,378	930	78.9%	66.1%
Three Flint Hill	1	Oakton	180,819	3,477	96.3%	96.3%
Van Buren Office Park	5	Herndon	106,683	1,008	77.4%	66.8%
1775 Wiehle Avenue	1	Reston	130,048	2,896	100.0%	100.0%
Windsor at Battlefield	2	Manassas	155,511	2,100	95.2%	95.2%
Total Office	26		1,509,349	25,603	89.4%	82.5%
Industrial
Newington Business Park Center	7	Lorton	255,567	2,313	82.2%	82.2%
Plaza 500	2	Alexandria	500,920	4,663	87.0%	87.0%
Total Industrial	9		756,487	6,976	85.4%	85.4%
Total Consolidated	49		3,021,299	39,820	89.8%	86.4%

Development
Northern Virginia land(4)	—		—	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,573	7,302	97.8%	90.3%
Region Total/Weighted Average	51		3,347,872	$47,122	90.6%	86.8%

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

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2015	Occupied at March 31, 2015
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	$828	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,748	11,583	96.1%	92.0%
Greenbrier Business Park(3)	4	Chesapeake	411,259	4,279	88.2%	79.4%
Norfolk Commerce Park(4)	3	Norfolk	262,010	2,649	96.4%	94.0%
Total Business Park	17		1,852,737	19,339	94.6%	89.9%
Office
Greenbrier Towers	2	Chesapeake	171,266	1,678	79.1%	73.8%

Region Total/Weighted Average	19		2,024,003	$21,017	93.3%	88.6%

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

(3)	Greenbrier Business Park consists of the following properties: Greenbrier Technology Center I, Greenbrier Technology Center II and Greenbrier Circle Corporate Center.

(4)	Norfolk Commerce Park consists of the following properties: Norfolk Business Center, Norfolk Commerce Park II and Gateway II.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.3 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently anticipate investing approximately $36 million to construct the new building, which excludes approximately $11 million of tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. We currently expect to complete construction of the new building in the fourth quarter of 2016. However, we can provide no assurance regarding the timing, cost or results of the project. At March 31, 2015, our total investment in the development project was $10.2 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of March 31, 2015 in excess of the original cost basis of the land relate to site preparation costs.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At March 31, 2015, our total investment in the development project was $56.0 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At March 31, 2015, the property was 58.9% leased and 46.9% occupied. During the fourth quarter of 2014, all vacant space at the property was placed in service. At March 31, 2015, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

During the first quarter of 2015, we did not place in-service any completed development or redevelopment space. At March 31, 2015, we had no completed development or redevelopment space that have yet to be placed in service.

Lease Expirations

Approximately 4.6% of our annualized cash basis rent, excluding month-to-month leases (which represent an immaterial percentage of our annualized cash basis rent), is scheduled to expire during the remainder of 2015. We expect replacement rents on leases expiring during the remainder of 2015 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees and, where the terms of the lease permit and we deem it prudent, we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the first quarter of 2015, we had a tenant retention rate of 59%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases in the first quarter of 2015 decreased 6.7%, compared with the expiring leases on a U.S. generally accepted accounting principles (“GAAP”) basis. During the first quarter of 2015, we executed new leases for 128,000 square feet, the majority of the new leases (based on square footage) contained rent escalations.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the three months ended March 31, 2015:

	New	Renewal
Tenant improvements (per rentable square foot)	$26.08	$5.62
Leasing commissions (per rentable square foot)	$7.87	$2.14

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of March 31, 2015 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	2	2,287	0.0%	$24	0.0%	$10.63
2015	40	319,276	4.4%	5,567	4.6%	17.44
2016	69	572,931	7.8%	11,355	9.5%	19.82
2017	89	1,086,115	14.9%	18,019	15.0%	16.59
2018	81	893,618	12.2%	13,013	10.8%	14.56
2019	70	948,394	13.0%	13,111	10.9%	13.82
2020	64	1,137,855	15.6%	16,497	13.7%	14.50
2021	28	295,680	4.0%	4,050	3.4%	13.70
2022	27	336,132	4.6%	4,918	4.1%	14.63
2023	16	551,828	7.6%	12,016	10.0%	21.77
2024	23	589,210	8.1%	10,237	8.5%	17.37
Thereafter	42	575,070	7.8%	11,228	9.5%	19.52
Total / Weighted Average	551	7,308,396	100.0%	$120,035	100.0%	$16.42

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents annualized cash basis rent at March 31, 2015, divided by the square footage of the expiring leases.
Critical Accounting Policies

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

Revenue Recognition

We generate substantially all of our revenue from leases on our properties. We recognize rental revenue on a straight-line basis over the terms of our leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. We consider current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to property operating expense in the period in which the determination is made.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during the three months ended March 31, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

The term “Comparable Portfolio” refers to all consolidated properties owned by us and in-service, with operating results reflected in our continuing operations, for the entirety of the periods presented.

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the years presented. The Non-Comparable Properties are comprised of the following properties:

•
11 Dupont Circle, NW, 1775 Wiehle Avenue and 1401 K Street, NW, which were all acquired subsequent to the first quarter of 2014 for an aggregate purchase price of $188.0 million. We did not acquire any properties in the first quarter of 2015. For the Results of Operations discussion below, these three properties will collectively be referred to as the “Acquired Properties”.

•
Corporate Campus at Ashburn Center and Owings Mills Business Park, which were both sold subsequent to our adoption of ASU 2014-08 in the second quarter of 2014. In accordance with ASU 2014-08, the operating results of Corporate Campus at Ashburn Center and Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for the three months ended March 31, 2014. For the Results of Operations discussion below, these two properties will collectively be referred to as the “Disposed Properties”.

•	440 First Street, NW, which was fully placed in service in October 2014. The redevelopment of 440 First Street, NW was substantially completed in October 2013.

•	Storey Park, which has remained in development for the entirety of the periods presented.

The operating results for our Richmond Portfolio, which was sold during the first quarter of 2015, as well as the properties disposed of in 2014 (excluding Corporate Campus at Ashburn Center and Owings Mills Business Park, which have operating results reflected within continuing operations) are reflected as discontinued operations for the periods presented.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Due to the timing of acquisitions and dispositions during the remainder of 2015, which may or may not occur, we cannot determine if property operating revenues or expenses will increase or decrease during 2015 compared with 2014.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
Rental	$34,379	$30,433	$3,946	13%
Tenant reimbursements and other	$9,470	$8,930	$540	6%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $3.9 million for the three months ended March 31, 2015 as the Non-Comparable Properties and the Comparable Portfolio contributed $3.5 million and $0.4 million, respectively, of additional rental revenue for the three months ended March 31, 2015. The increase in rental revenue for the Non-Comparable Properties was comprised of a $4.2 million increase from the Acquired Properties and a $0.4 million increase from 440 First Street, NW, which was partially offset by a $1.1 million decrease in rental revenue from the Disposed Properties. Rental revenue for the Comparable Portfolio increased for the three months ended March 31, 2015 compared with the same period in 2014 due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 88.5% and 87.2% for the three months ended March 31, 2015 and 2014, respectively.

The increase in rental revenue for the three months ended March 31, 2015 compared with the same period in 2014 includes $3.6 million for Washington, D.C. and $0.5 million for Northern Virginia. Rental revenue decreased $0.1 million for both Maryland and Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $0.5 million for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to the Comparable Portfolio, which contributed an additional $0.4 million in tenant reimbursements and other revenues due to recovering a higher percentage of operating expenses, particularly snow and ice removal costs, which was primarily a result of higher occupancy. The Non-Comparable Properties contributed an increase in tenant reimbursements and other revenues of $0.1 million for the three months ended March 31, 2015 compared with the same period in 2014. The increase in tenant reimbursement and other revenues from the Non-Comparable Properties was comprised of a $0.5 million increase from the Acquired Properties, which was partially offset by a $0.4 million decrease from the Disposed Properties.

The increase in tenant reimbursements and other revenues for the three months ended March 31, 2015 compared with the same period in 2014 includes $0.4 million for Washington, D.C. and $0.2 million for Maryland. Tenant reimbursements and other revenues slightly increased for Southern Virginia and decreased $0.1 million for Northern Virginia.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
Property operating	$13,113	$12,038	$1,075	9%
Real estate taxes and insurance	$5,042	$4,132	$910	22%

Property operating expenses increased $1.1 million for the three months ended March 31, 2015 compared with the same period in 2014 due to the Non-Comparable Properties, which contributed $1.1 million of additional property operating expenses. The increase in property operating expenses from the Non-Comparable Properties was comprised of a $1.4 million increase from the Acquired Properties and a $0.1 million increase from 440 First Street, NW, which was offset by a $0.4 million decrease from the Disposed Properties. Property operating expenses for the Comparable Portfolio slightly decreased for the three months ended March 31, 2015 compared with the same period in 2014.

The increase in property operating expenses for the three months ended March 31, 2015 compared with the same period in 2014 includes $1.1 million for Washington, D.C. and $0.1 million for both Maryland and Northern Virginia. Property operating expenses for Southern Virginia decreased $0.2 million for the three months ended March 31, 2015 compared with the same period in 2014.

Real estate taxes and insurance expense increased $0.9 million for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to the Non-Comparable Properties, which contributed $0.8 million of additional real estate taxes and insurance. The increase in real estate taxes and insurance from the Non-Comparable Properties was comprised of a $0.7 million increase from the Acquired Properties and a $0.3 million increase from 440 First Street, NW, which was partially offset by a $0.2 million decrease from the Disposed Properties. Real estate taxes and insurance expense for the Comparable Portfolio increased $0.1 million for the three months ended March 31, 2015 compared with the same period in 2014.

The increase in real estate taxes and insurance expense for the three months ended March 31, 2015 compared with the same period in 2014 includes $1.0 million for Washington, D.C and slight increases for both Northern Virginia and Southern Virginia. Property operating expenses for Maryland decreased $0.1 million for the three months ended March 31, 2015 compared with the same period in 2014.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$5,526	$5,196	$330	6%

General and administrative expenses increased $0.3 million for the three months ended March 31, 2015 compared with the same period in 2014 due to personnel separation costs of $0.4 million incurred during the three months ended March 31, 2015 as a result of moving to a more vertically integrated management structure. The increase in general and administrative expenses was partially offset by a decrease in non-cash, share-based compensation expense and placement fees as a result of fewer new hires for the three months ended March 31, 2015 compared with the same period in 2014. We currently anticipate that general and administrative expenses for the remainder of 2015 will be flat or slightly decrease compared with 2014. However, as discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2015.

Acquisition costs are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$—	$68	$(68)	(100)%

We did not acquire any properties during the first quarter of 2015 or 2014. However, on April 8, 2014, we acquired 1401 K Street, NW, a twelve-story, 117,000 square foot office building in Washington D.C., for a contractual purchase price of $58.0 million, and recorded acquisition costs of $68 thousand associated with the acquisition during the first quarter of 2014.
Depreciation and amortization expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$16,335	$14,310	$2,025	14%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.0 million for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to the Non-Comparable Properties, which contributed additional depreciation and amortization expense of $2.6 million. The increase in depreciation and amortization expense from the Non-Comparable Properties was comprised of a $2.4 million increase from the Acquired Properties and a $0.6 increase from 440 First Street, NW, which was partially offset by a $0.4 million decrease from the Disposed Properties. For the Comparable Portfolio, depreciation and amortization expense decreased $0.6 million for the three months ended March 31, 2015 compared with 2014 due to a decrease in leasing and tenant improvement costs placed in service. Due to the timing of acquisitions and dispositions in 2015, which may or may not occur for the remainder of 2015, we cannot determine if depreciation and amortization expense will continue to increase during 2015 compared with 2014.

Other Expenses (Income)

Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$6,908	$5,737	$1,171	20%

Interest expense increased $1.2 million for the three months ended March 31, 2015 compared with the same period in 2014 due to higher average outstanding balances and higher weighted average interest rates on our unsecured revolving credit facility and unsecured term loan. For the three months ended March 31, 2015, our weighted average borrowings under both the unsecured revolving credit facility and the unsecured term loan totaled $493.5 million with a weighted average interest rate of 1.9%, compared with weighted average borrowings of $397.1 million with a weighted average interest rate of 1.8% for the three months ended March 31, 2014. The increase in interest expense was also attributed to a $0.4 million decrease in capitalized interest expense, which was due to placing 440 First Street, NW in service in the fourth quarter of 2014. We anticipate interest expense will continue to increase in 2015 compared with 2014 as a result of higher overall outstanding debt balances and lower capital interest expense.

Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$3,828	$1,759	$2,069	NM

In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., which is secured by a portion of the owners’ interest in the property. On January 10, 2014, we amended and restated the loan to increase the outstanding balance to $34.0 million, and reduced the fixed interest rate from 12.5% to 9.75%. As part of amending the loan, we wrote-off $0.1 million of unamortized financing fees in the first quarter of 2014 related to the origination of the mezzanine loan. On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. We provided the owners of America’s Square a $30.0 million loan in April 2011. We received a yield maintenance payment of $2.4 million with the prepayment of the loan, which is reflected within “Interest and other income” in our consolidated statements of operations.

We anticipate that interest and other income will remain relatively flat for the remainder of 2015 compared with 2014 as the yield maintenance payment of $2.4 million associated with the prepayment of the America's Square mezzanine loan in February 2015 will primarily offset the reduction in interest income as a result of the loan’s prepayment.

Equity in (earnings) losses of affiliates is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$(346)	$227	$(573)	NM

Equity in (earnings) losses of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest.

The increase in income from our unconsolidated joint ventures for the three months ended March 31, 2015 compared with the same period in 2014 was due to an increase in income from Prosperity Metro Plaza and 1750 H Street, NW, which was due to an increase in occupancy at both properties.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$607	$857	$(250)	(29)%

Discontinued operations for the periods presented reflect the Richmond Portfolio, which was classified within discontinued operations after our adoption of ASU 2014-08, due to our strategic shift away from the Richmond, Virginia market, as well as disposed properties that were previously classified as discontinued operations in previously filed condensed consolidated financial statements prior to our adoption of ASU 2014-08. During the first quarter of 2015, we sold our Richmond, Virginia Portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land for net proceeds of $53.8 million. We recorded a gain on the sale of the portfolio of $0.9 million during the first quarter of 2015. During the first quarter of 2015, we accelerated the amortization of deferred rent abatements, straight-line rents and leasing commissions, which were recorded on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the three months ended March 31, 2015. As part of the sale of the Richmond Portfolio, we incurred $0.5 million of debt extinguishment charges related to debt that was encumbered by the sold properties.

During the first quarter of 2014, we sold a portfolio of properties that consisted of Girard Business Center and Gateway Center, which were both located in our Maryland reporting segment. We recorded a gain on the sale of the portfolio of $0.1 million during the first quarter of 2014. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 7 – Dispositions, in the notes to our condensed consolidated financial statements.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
	$112	$195	$(83)	(43)%

Net loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net losses attributable to common shareholders of $2.5 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The weighted average percentage of the common Operating Partnership units held by third parties was 4.3% for both the three months ended March 31, 2015 and 2014.

At March 31, 2015, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partners’ aggregate share of earnings in the operating results of our consolidated joint ventures was immaterial during both the three months ended March 31, 2015 and 2014.

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

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED
	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	108	108	—	—
Same property revenues
Rental	$29,524	$29,082	$442	1.5
Tenant reimbursements and other	8,734	8,307	427	5.1
Total same property revenues	38,258	37,389	869	2.3
Same property operating expenses
Property(2)	10,965	10,850	115	1.1
Real estate taxes and insurance	4,019	3,947	72	1.8
Total same property operating expenses	14,984	14,797	187	1.3
Same property net operating income	$23,274	$22,592	$682	3.0
Reconciliation to net income (loss):
Same property net operating income	$23,274	$22,592
Non-comparable net operating income	2,420	601
General and administrative expenses	(5,526)	(5,196)
Depreciation and amortization	(16,335)	(14,310)
Other(3)	(2,734)	(4,273)
Discontinued operations	(607)	(857)
Net income (loss)	$492	$(1,443)

	Weighted Average Occupancy For Three Months Ended March 31,
	2015	2014
Same Properties	88.4%	87.2%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, and 11 Dupont Circle, NW.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)	Combines acquisition costs and total other expenses (income) from our consolidated statements of operations.

Same Property NOI increased $0.7 million for the three months ended March 31, 2015 compared with the same period in 2014. Total same property revenues increased $0.9 million for the three months ended March 31, 2015 compared with the same period in 2014, primarily due to an increase in occupancy and recovering a higher percentage of recoverable expenses, particularly snow and ice removal costs, which were incurred in the first quarter of 2015. Total same property operating expenses increased $0.2 million for the three months ended March 31, 2015 compared with the same period in 2014 due to an increase in anticipated bad debt reserves and an increase in real estate taxes.

Washington, D.C.
	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	3	3	—	—
Same property revenues
Rental	$4,724	$4,566	$158	3.5
Tenant reimbursements and other	2,054	2,049	5	0.2
Total same property revenues	6,778	6,615	163	2.5
Same property operating expenses
Property(2)	1,717	1,570	147	9.4
Real estate taxes and insurance	1,126	1,024	102	10.0
Total same property operating expenses	2,843	2,594	249	9.6
Same property net operating income:	$3,935	$4,021	$(86)	(2.1)
Reconciliation to total property operating income
Same property net operating income	$3,935	$4,021
Non-comparable net operating income (loss)	1,935	(122)
Total property operating income	$5,870	$3,899

	Weighted Average Occupancy For Three Months Ended March 31,
	2015	2014
Same Properties	93.8%	93.5%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW and 11 Dupont Circle, NW.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties decreased $0.1 million for the three months ended March 31, 2015 compared with the same period in 2014. For the three months ended March 31, 2015, total same property revenues increased $0.2 million compared with the same period in 2014 as a result of an increase in occupancy at 840 First Street, NE. Total same property operating expenses increased $0.3 million for the three months ended March 31, 2015 compared with 2014 due to an increase in real estate taxes, due to higher property assessments, and an increase in anticipated bad debt reserves.

Maryland
	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	38	38	—	—
Same property revenues
Rental	$9,124	$8,886	$238	2.7
Tenant reimbursements and other	2,478	2,181	297	13.6
Total same property revenues	11,602	11,067	535	4.8
Same property operating expenses
Property(2)	3,820	3,575	245	6.9
Real estate taxes and insurance	892	946	(54)	(5.7)
Total same property operating expenses	4,712	4,521	191	4.2
Same property net operating income	$6,890	$6,546	$344	5.3
Reconciliation to total property operating income:
Same property net operating income	$6,890	$6,546
Non-comparable net operating (loss) income	(94)	149
Total property operating income	$6,796	$6,695

	Weighted Average Occupancy For Three Months Ended March 31,
	2015	2014
Same Properties	90.4%	86.3%

(1)	Same property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.3 million for the three months ended March 31, 2015 compared with the same period in 2014. Total same property revenues increased $0.5 million for the three months ended March 31, 2015 compared with the same period in 2014 due to an increase in occupancy and recoveries for snow and ice removal costs. Total same property operating expenses increased $0.2 million for the three months ended March 31, 2015 compared with the same period in 2014 due to an increase in snow and ice removal costs and an increase in anticipated bad debt reserves.

Northern Virginia
	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	48	48	—	—
Same property revenues
Rental	$9,868	$9,701	$167	1.7
Tenant reimbursements and other	3,055	2,894	161	5.6
Total same property revenues	12,923	12,595	328	2.6
Same property operating expenses
Property(2)	3,659	3,706	(47)	(1.3)
Real estate taxes and insurance	1,427	1,431	(4)	(0.3)
Total same property operating expenses	5,086	5,137	(51)	(1.0)
Same property net operating income	$7,837	$7,458	$379	5.1
Reconciliation to total property operating income:
Same property net operating income	$7,837	$7,458
Non-comparable net operating income	664	708
Total property operating income	$8,501	$8,166

	Weighted Average Occupancy For Three Months Ended March 31,
	2015	2014
Same Properties	86.2%	85.0%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-comparable properties: 1775 Wiehle Avenue.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $0.4 million for the three months ended March 31, 2015 compared with the same period in 2014. Total same property revenues increased $0.3 million for the three months ended March 31, 2015 compared with 2014 due to an increase in occupancy. Total same property operating expenses decreased $0.1 million for the three months ended March 31, 2015 compared with 2014 due to lower snow and ice removal costs in the first quarter of 2015 compared with the same period in 2014.

Southern Virginia
	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$5,809	$5,929	$(120)	(2.0)
Tenant reimbursements and other	1,147	1,184	(37)	(3.1)
Total same property revenues	6,956	7,113	(157)	(2.2)
Same property operating expenses
Property(2)	1,770	1,999	(229)	(11.5)
Real estate taxes and insurance	575	547	28	5.1
Total same property operating expenses	2,345	2,546	(201)	(7.9)
Same property net operating income	$4,611	$4,567	$44	1.0
Reconciliation to total property operating income:
Same property net operating income	$4,611	$4,567
Non-comparable net operating loss	(84)	(134)
Total property operating income	$4,527	$4,433

	Weighted Average Occupancy For Three Months Ended March 31,
	2015	2014
Same Properties	88.3%	89.7%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties slightly increased for the three months ended March 31, 2015 compared with 2014. Total same property revenues decreased $0.2 million for the three months ended March 31, 2015 compared with the same period in 2014 due to a decrease in occupancy. Total same property operating expenses decreased $0.2 million for the three months ended March 31, 2015 compared with the same period in 2014 due a decrease in anticipated bad debt reserves. Total same property operating expenses also decreased for the three months ended March 31, 2015 due to a decrease in snow and ice removal costs in the first quarter of 2015 compared with the same period in 2014.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. Consistent with our previously disclosed capital recycling strategy, we sold the Richmond Portfolio in the first quarter of 2015 for net proceeds of $53.8 million. Net proceeds from the sale reflected the prepayment of $3.7 million of mortgage and other indebtedness secured by the properties, including $0.5 million of associated prepayment penalties. The majority of the remaining net proceeds from the sale were used to repay $48.0 million of the outstanding balance under our unsecured revolving credit facility.

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

At March 31, 2015, as well as the date of this filing, we had $143.0 million outstanding under our unsecured revolving credit facility. As of the date of this filing, we had $138.2 million of availability under our unsecured revolving credit facility. In the next 12 months, we have $64.2 million of consolidated debt maturing, all of which matures in August 2015.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 4.6% of our annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

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

Our ability to raise funds through sales of debt and equity securities and access to other third party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions and the trading price of our shares. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms we deem attractive, or at all.

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of March 31, 2015, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility, Construction Loan and Storey Park land loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at March 31, 2015 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan, Construction Loan and Storey Park Land Loan

Covenants	Quarter Ended March 31, 2015	Covenant
Consolidated Total Leverage Ratio(1)	48.3%	≤ 60%
Tangible Net Worth(1)	$863,446	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.18x	≥ 1.50x
Maximum Dividend Payout Ratio	67.3%	≤ 95%
Restricted Investments:
Joint Ventures	5.8%	≤ 15%
Real Estate Assets Under Development	0.8%	≤ 15%
Undeveloped Land	1.0%	≤ 5%
Structured Finance Investments	2.0%	≤ 5%
Total Restricted Investments	3.9%	≤ 25%
Restricted Indebtedness:
Maximum Secured Debt	21.1%	≤ 40%
Unencumbered Pool Leverage(1)	46.0%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.09x	≥ 1.75x

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

Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	Change
Net cash provided by operating activities	$12,972	$11,446	$1,526
Net cash provided by investing activities	67,421	9,275	58,146
Net cash used in financing activities	(79,030)	(14,619)	(64,411)

Net cash provided by operating activities increased $1.5 million for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to an increase in net operating income, which was due to the properties acquired during 2014 and to higher occupancy in our portfolio. Additionally, there was a decrease in accounts payable and accrued expenses for the three months ended March 31, 2015 compared with the same period in 2014. The increase in net cash provided by operating activities was partially offset by an increase in both prepaid expenses and other assets, and deferred costs for the three months ended March 31, 2015 compared with the same period in 2014.

Net cash provided by investing activities increased $58.1 million for the three months ended March 31, 2015 compared with the same period in 2014. During the three months ended March 31, 2015, we received aggregate net proceeds of $56.9 million from the sale of the Richmond Portfolio, which does not include cash used to prepay the mortgage debt associated with the Richmond Portfolio, compared with receiving aggregate net proceeds of $31.6 million from the sale of Girard Business Center and Gateway Center during the three months ended March 31, 2014. During the three months ended March 31, 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The proceeds from the loan repayment were used to pay down a portion of the outstanding balance of our unsecured revolving credit facility. In addition, during the three months ended March 31, 2015, cash used for additions to rental property and furniture, fixtures and equipment increased $7.6 million compared with the three months ended March 31, 2014 primarily due to tenant improvement costs at Atlantic Corporate Park in our Northern Virginia region. For the three months ended March 31, 2014, we used cash to fund a $2.0 million deposit made toward the purchase of 1401 K Street, NW, which was acquired on April 8, 2014, and to fund a $9.0 million loan to the owners of 950 F Street, NW, which was provided by a draw under our unsecured revolving credit facility.

Net cash used in financing activities increased $64.4 million for the three months ended March 31, 2015 compared with the same period in 2014. We repaid $79.6 million of outstanding debt and issued $13.0 million of debt during the three months ended March 31, 2015 compared with the repayment of $30.3 million of outstanding debt and the issuance of $27.8 million of debt during the three months ended March 31, 2014.

Contractual Obligations

As of March 31, 2015, we had contractual construction in progress obligations, which included amounts accrued at March 31, 2015, of $25.5 million. The amount of contractual construction in progress obligations are primarily related to development activities for the to-be-constructed building in our Northern Virginia reporting segment. As of March 31, 2015, we had contractual rental property and furniture, fixtures and equipment obligations of $6.7 million outstanding, which included amounts accrued at March 31, 2015. The amount of contractual rental property and furniture, fixtures and equipment obligations at March 31, 2015 included significant tenant improvement costs for a new lease at Atlantic Corporate Park, which is located in our Northern Virginia reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of March 31, 2015, we remained liable to those local municipalities for $2.6 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of March 31, 2015.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of March 31, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by several of our executive officers who contributed properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of our Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and (iv) such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “—Financial Covenants” above and “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 for additional information regarding the financial covenants.

Dividends

On April 28, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on May 15, 2015 to common shareholders of record as of May 8, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on May 15, 2015 to preferred shareholders of record as of May 8, 2015.

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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to First Potomac Realty Trust	$604	$(1,248)
Less: Dividends on preferred shares	(3,100)	(3,100)
Net loss attributable to common shareholders	(2,496)	(4,348)
Add: Depreciation and amortization:
Rental property	16,335	14,310
Discontinued operations	1,222	1,249
Unconsolidated joint ventures	1,011	1,289
Gain on sale of rental property(1)	(857)	(54)
Net loss attributable to noncontrolling interests in the Operating Partnership	(112)	(195)
FFO available to common shareholders and unitholders	15,103	12,251
Dividends on preferred shares	3,100	3,100
FFO	$18,203	$15,351
Weighted average common shares and Operating Partnership units outstanding – diluted	60,986	60,794

(1)
For the three months ended March 31, 2015, the gain on sale of rental property is related to the sale of the Richmond Portfolio. For the three months ended March 31, 2014, the gain on sale of rental property is related to the sale of Girard Business Center and Gateway Center.

Off-Balance Sheet Arrangements

We are secondarily liable for $2.8 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties, which we own through two unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. See note 6, Investment in Affiliates, in the notes to our condensed consolidated financial statements for more information.

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

We had $746.9 million of debt outstanding at March 31, 2015, of which $249.7 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $197.2 million, was unhedged variable rate debt that consisted of $143.0 million under the unsecured revolving credit facility, a $22.0 million loan that encumbers the Storey Park land and the $32.2 million outstanding balance under a construction loan. At March 31, 2015, both the Storey Park land loan and the construction loan had a contractual interest rate of LIBOR plus 2.50%. At March 31, 2015, LIBOR was 0.18%. A change in interest rates of 1% would result in an increase or decrease of $2.0 million in interest expense on our unhedged variable rate debt on an annualized basis.

The table below summarizes our interest rate swap agreements as of March 31, 2015 (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. See note 10, Fair Value Measurements, in the notes to our condensed consolidated financial statements for more information on the fair value of our debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of March 31, 2015, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of March 31, 2015, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the three months ended March 31, 2015. During the three months ended March 31, 2015, no common Operating Partnership units were redeemed for either an equivalent number of our common shares or available cash.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2015, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of the repurchases during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2015 through January 31, 2015	—	$—	N/A	N/A
February 1, 2015 through February 28, 2015	36,256	12.07	N/A	N/A
March 1, 2015 through March 31, 2015	—	—	N/A	N/A
Total	36,256	$12.07	N/A	N/A

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

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

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: April 30, 2015	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chairman of the Board and Chief Executive Officer

Date: April 30, 2015	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer