Form 10-Q
period 2015-06-30
FIRST POTOMAC REALTY TRUST
filed 2015-07-31
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 29, 2015, there were 58,758,040 common shares, par value $0.001 per share, outstanding.

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

•
other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014, as such factors may be updated from time to time in the Company’s filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Rental property, net	$1,286,301	$1,288,873
Assets held-for-sale	11,677	59,717
Cash and cash equivalents	12,735	13,323
Escrows and reserves	2,529	2,986
Accounts and other receivables, net of allowance for doubtful accounts of $1,350 and $1,207, respectively	11,656	10,587
Accrued straight-line rents, net of allowance for doubtful accounts of $97 and $104, respectively	38,986	34,226
Notes receivable, net	34,000	63,679
Investment in affiliates	48,059	47,482
Deferred costs, net	45,403	43,991
Prepaid expenses and other assets	6,117	7,712
Intangible assets, net	40,019	45,884
Total assets	$1,537,482	$1,618,460
Liabilities:
Mortgage and Construction loans	$294,499	$305,139
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	152,000	205,000
Liabilities held-for-sale	8,307	4,562
Accounts payable and other liabilities	44,178	41,113
Accrued interest	1,657	1,720
Rents received in advance	6,942	7,971
Tenant security deposits	5,904	5,891
Deferred market rent, net	2,510	2,827
Total liabilities	815,997	874,223

Noncontrolling interests in the Operating Partnership	30,389	33,332
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,758 and 58,815 shares issued and outstanding, respectively	59	59
Additional paid-in capital	916,385	913,282
Noncontrolling interests in a consolidated partnership	800	898
Accumulated other comprehensive loss	(3,582)	(3,268)
Dividends in excess of accumulated earnings	(382,566)	(360,066)
Total equity	691,096	710,905
Total liabilities, noncontrolling interests and equity	$1,537,482	$1,618,460
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental	$34,844	$31,619	$69,224	$62,052
Tenant reimbursements and other	8,195	7,688	17,664	16,619
Total revenues	43,039	39,307	86,888	78,671
Operating expenses:
Property operating	10,661	10,224	23,775	22,261
Real estate taxes and insurance	4,811	4,241	9,854	8,373
General and administrative	4,979	5,218	10,505	10,414
Acquisition costs	—	1,111	—	1,179
Depreciation and amortization	16,817	14,829	33,151	29,139
Impairment of rental property	—	3,956	—	3,956
Total operating expenses	37,268	39,579	77,285	75,322
Operating income (loss)	5,771	(272)	9,603	3,349
Other expenses (income)
Interest expense	6,725	6,031	13,633	11,768
Interest and other income	(974)	(1,670)	(4,802)	(3,428)
Equity in (earnings) losses of affiliates	(456)	(199)	(803)	28
Gain on sale of rental property	—	(21,230)	—	(21,230)
Total other expenses (income)	5,295	(17,068)	8,028	(12,862)
Income from continuing operations	476	16,796	1,575	16,211
Discontinued operations:
Income (loss) from operations	—	254	(975)	(657)
Loss on debt extinguishment	—	—	(489)	—
Gain on sale of rental property	—	1,284	857	1,338
Income (loss) from discontinued operations	—	1,538	(607)	681
Net income	476	18,334	968	16,892
Less: Net loss (income) attributable to noncontrolling interests	114	(652)	227	(458)
Net income attributable to First Potomac Realty Trust	590	17,682	1,195	16,434
Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(6,200)
Net (loss) income attributable to common shareholders	$(2,510)	$14,582	$(5,005)	$10,234
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.04)	$0.22	$(0.08)	$0.16
Income (loss) from discontinued operations	—	0.03	(0.01)	0.01
Net (loss) income	$(0.04)	$0.25	$(0.09)	$0.17
Weighted average common shares outstanding:
Basic	58,280	58,146	58,241	58,122
Diluted	58,280	58,220	58,241	58,190
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$476	$18,334	$968	$16,892
Unrealized gain on derivative instruments	748	99	397	416
Unrealized loss on derivative instruments	—	(1,079)	(725)	(1,217)
Total comprehensive income	1,224	17,354	640	16,091
Net loss (income) attributable to noncontrolling interests	114	(652)	227	(458)
Net gain (loss) from derivative instruments attributable to noncontrolling interests	32	42	(14)	34
Comprehensive income attributable to First Potomac Realty Trust	$1,370	$16,744	$853	$15,667
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$968	$16,892
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	(857)	(1,338)
Depreciation and amortization	1,222	2,070
Depreciation and amortization	33,693	29,676
Stock based compensation	1,531	1,689
Bad debt expense	394	481
Amortization of deferred market rent	77	(55)
Amortization of financing costs and discounts	665	674
Equity in (earnings) losses of affiliates	(803)	28
Distributions from investments in affiliates	632	435
Gain on sale of rental property	—	(21,230)
Impairment of rental property	—	3,956
Changes in assets and liabilities:
Escrows and reserves	281	2,925
Accounts and other receivables	(1,555)	1,904
Accrued straight-line rents	(4,583)	(2,918)
Prepaid expenses and other assets	1,051	1,802
Tenant security deposits	(509)	240
Accounts payable and accrued expenses	2,123	(431)
Accrued interest	(63)	38
Rents received in advance	(1,330)	(436)
Deferred costs	(4,833)	(5,546)
Total adjustments	27,136	13,964
Net cash provided by operating activities	28,104	30,856
Cash flows from investing activities:
Investment in note receivable	—	(9,000)
Proceeds from sale of rental property	56,943	85,284
Principal payments from note receivable	29,720	90
Change in escrow and reserve accounts	176	—
Additions to rental property and furniture, fixtures and equipment	(23,760)	(16,639)
Additions to construction in progress	(7,565)	(7,003)
Acquisition of rental property and associated intangible assets	—	(61,731)
Distributions from investment in affiliates	(405)	(590)
Net cash provided by (used in) investing activities	55,109	(9,589)
Cash flows from financing activities:
Financing costs	(108)	(405)
Issuance of debt	26,000	104,794
Repayments of debt	(84,883)	(96,697)
Dividends to common shareholders	(17,611)	(17,586)
Dividends to preferred shareholders	(6,200)	(6,200)
Contributions from consolidated joint venture partners	—	161
Distributions to consolidated joint venture partners	(96)	—
Distributions to noncontrolling interests	(788)	(789)
Operating partnership unit redemptions	(134)	—
Proceeds from stock option exercises	19	113
Net cash used in financing activities	(83,801)	(16,609)
Net (decrease) increase in cash and cash equivalents	(588)	4,658
Cash and cash equivalents, beginning of period	13,323	8,740
Cash and cash equivalents, end of period	$12,735	$13,398

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the six months ended June 30 is as follows (dollars in thousands):

	2015	2014
Cash paid for interest, net	$12,877	$10,946
Non-cash investing and financing activities:
Debt assumed in connection with the acquisition of rental property	—	37,269
Value of common shares retired to settle employee income tax obligations	454	383
Change in fair value of the outstanding common Operating Partnership units	(1,783)	2,318
Issuance of common Operating Partnership units in connection with the acquisition of rental property	—	40
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(967)	(1,571)
Additions to development and redevelopment	3,266	(426)

Cash paid for interest on indebtedness is net of capitalized interest of $0.9 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Certain of our employees surrendered common shares owned by them valued at $0.5 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”), are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At June 30, 2015 and 2014, we recorded adjustments of $3.0 million and $5.6 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were issued during the six months ended June 30, 2015. During the six months ended June 30, 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property.

During the six months ended June 30, 2015 and 2014, we accrued $8.3 million and $6.6 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the six months ended June 30, 2015 and 2014, we accrued $4.6 million and $1.0 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

References in these unaudited condensed consolidated financial statements to “we,” “our,” “us,” the “Company” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

We conduct our business through our Operating Partnership. We are the sole general partner of, and, as of June 30, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers and one of our trustees each of whom contributed certain properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At June 30, 2015, we wholly owned or had a controlling interest in properties totaling 8.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development. Our consolidated properties were 89.1% occupied by 504 tenants at June 30, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at June 30, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of June 30, 2015, our largest tenant was the U.S. Government, which accounted for 13.4% of our total annualized cash basis rent, and the U.S. Government combined with government contractors, accounted for 25.5% of our total annualized cash basis rent as of June 30, 2015. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

We have condensed or omitted certain information and note disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 and as updated from time to time in our other filings with the SEC.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of June 30, 2015, the results of our operations and our comprehensive income for the three and six months ended June 30, 2015 and 2014 and our cash flows for the six months ended June 30, 2015 and 2014. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

(b) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires our management team to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible, recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill; derivative valuations; market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

(c) Rental Property

Rental property is initially recorded at fair value, when acquired in a business combination, or initial cost when constructed or acquired in an asset purchase. Improvements and replacements are capitalized at cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our assets, by class, are as follows:

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Lease related intangible assets	The term of the related lease
Tenant improvements	Shorter of the useful life of the asset or the term of the related lease

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the carrying value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs to maintain the operating capacity, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Further, we will record an impairment loss if we expect to dispose of a property in the near term, at a price below carrying value. In such an event, we will record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.

We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale. In the second quarter of 2014, we prospectively adopted Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which impacts the presentation of operations and gains or losses from disposed properties and properties classified as held-for-sale. ASU 2014-08 states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations or financial results. The operations of all properties that were sold prior to the adoption of ASU 2014-08, two properties (West Park and Patrick Center) that were classified as held-for-sale in previously issued financial statements prior to our adoption of ASU 2014-08 and were subsequently sold, as well as our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”), are reflected within discontinued operations in our consolidated statements of operations for all periods presented.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the six months ended June 30, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the six months ended June 30, 2015 and 2014.

(e) Application of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB deferred by one year the mandatory effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. Early adoption is permitted, but not prior to the original effective date of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial statements or related disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"), which eliminates the concept of extraordinary items from GAAP and the requirement that an entity separately report extraordinary items in the income statement. ASU 2015-01 also requires that entities continue to evaluate whether items are unusual in nature or infrequent in occurrence for presentation and disclosure purposes. ASU 2015-01 applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the guidance may be applied prospectively or retrospectively to all prior periods presented in the consolidated financial statements. The adoption of ASU 2015-01 is not expected to have a material impact on our consolidated financial statements or related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to the identification of variable interests (fees paid to a decision maker or service provider), the variable interest entity characteristics for a limited partnership or similar entity and the primary beneficiary determination. ASU 2015-02 is effective January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial statements or related disclosures.

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

The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share:
Income from continuing operations	$476	$16,796	$1,575	$16,211
Income (loss) from discontinued operations	—	1,538	(607)	681
Net income	476	18,334	968	16,892
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	114	(582)	201	(429)
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests	—	(70)	26	(29)
Net income attributable to First Potomac Realty Trust	590	17,682	1,195	16,434
Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(6,200)
Net (loss) income attributable to common shareholders	(2,510)	14,582	(5,005)	10,234
Less: Allocation to participating securities	(69)	(77)	(142)	(155)
Net (loss) income attributable to common shareholders	$(2,579)	$14,505	$(5,147)	$10,079
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding:
Basic	58,280	58,146	58,241	58,122
Diluted	58,280	58,220	58,241	58,190
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.04)	$0.22	$(0.08)	$0.16
Income (loss) from discontinued operations	—	0.03	(0.01)	0.01
Net (loss) income	$(0.04)	$0.25	$(0.09)	$0.17

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock option awards	1,046	1,145	1,069	1,170
Non-vested share awards	405	400	450	419
Series A Preferred Shares(1)	14,868	12,296	13,965	12,480
	16,319	13,841	15,484	14,069

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

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	June 30, 2015(1)	December 31, 2014(2)
Land and land improvements	$322,538	$325,214
Buildings and improvements	941,248	949,683
Construction in progress	82,432	69,181
Tenant improvements	172,931	159,867
Furniture, fixtures and equipment	420	427
	1,519,569	1,504,372
Less: accumulated depreciation	(233,268)	(215,499)
	$1,286,301	$1,288,873

(1) Excludes rental property totaling $10.9 million at June 30, 2015 related to Rumsey Center, which was classified as held-for-sale at June 30, 2015. The property was sold on July 28, 2015.
(2) Excludes rental property totaling $57.7 million at December 31, 2014 related to the sale of the Richmond Portfolio (as defined in note 7, Dispositions), which was classified as held-for-sale at December 31, 2014 and was sold on March 19, 2015.

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

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently expect to complete construction of the new building in the fourth quarter of 2016. At June 30, 2015, our total investment in the development project was $16.4 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of June 30, 2015 in excess of the original cost basis of the land relate to design and permit fees, site preparation costs, foundation work and beginning the superstructure.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At June 30, 2015, our total investment in the development project was $56.7 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At June 30, 2015, the property was 65.7% leased and 50.1% occupied. During the fourth quarter of 2014, all vacant space at the property was placed in service. At June 30, 2015, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

During the second quarter of 2015, we did not place in-service any completed development or redevelopment space. At June 30, 2015, we had no completed development or redevelopment space that have yet to be placed in service.

(5) Notes Receivable

Below is a summary of our notes receivable for our outstanding mezzanine loans (dollars in thousands):

	Balance at June 30, 2015
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

We recorded interest income related to our notes receivable of $0.8 million and $2.0 million for the three and six months ended June 30, 2015, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2014, respectively, which is included within “Interest and other income” in our consolidated statements of operations.

We recorded no income from the amortization of origination fees for the three months ended June 30, 2015 and $5 thousand for the six months ended June 30, 2015. We recorded $7 thousand and $18 thousand of income from the amortization of origination fees for the three and six months ended June 30, 2014, respectively. During the first quarter of 2014, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. We recorded income from the yield maintenance payment of $2.4 million during the first quarter of 2015. The yield maintenance payment and the amortization and write-off of unamortized fees are recorded within “Interest and other income” in our consolidated statements of operations.

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

	Reporting Segment	Ownership Interest	June 30, 2015	December 31, 2014
Prosperity Metro Plaza	Northern Virginia	51%	$24,657	$24,651
1750 H Street, NW	Washington, D.C.	50%	15,367	14,834
Aviation Business Park	Maryland	50%	5,867	5,748
RiversPark I and II(1)	Maryland	25%	2,168	2,249
			$48,059	$47,482

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

On July 10, 2014, an unconsolidated joint venture, in which we have a 50% ownership interest, repaid a $27.9 million mortgage loan that encumbered 1750 H Street, NW, a ten-story, 113,000 square-foot office building located in Washington, D.C. Simultaneously with the repayment, the joint venture entered into a new $32.0 million mortgage loan that has a fixed interest rate of 3.92%, a maturity date of August 1, 2024, and is repayable in full without penalty on or after August 1, 2021. The new loan requires monthly interest-only payments with a constant interest rate over the life of the loan.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Assets:
Rental property, net	$193,861	$193,533
Cash and cash equivalents	5,828	4,567
Other assets	15,635	16,748
Total assets	215,324	214,848
Liabilities:
Mortgage loans(1)	110,000	110,000
Other liabilities	6,470	7,256
Total liabilities	116,470	117,256
Net assets	$98,854	$97,592

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

The following table summarizes the results of operations of our unconsolidated joint ventures, which, due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures, may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$6,063	$5,780	$12,230	$11,531
Total operating expenses	(1,756)	(1,694)	(3,912)	(3,920)
Net operating income	4,307	4,086	8,318	7,611
Depreciation and amortization	(2,287)	(2,264)	(4,536)	(5,067)
Other expense, net	(975)	(1,077)	(1,948)	(2,087)
Net income	$1,045	$745	$1,834	$457

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.2 million and $0.3 million for both the three and six months ended June 30, 2015 and 2014, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

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

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions or held-for-sale properties whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Rumsey Center(1)	Maryland	7/28/2015	Business Park	135,015	$14,956
Owings Mills Business Park	Maryland	10/16/2014	Business Park	180,475	12,417
Corporate Campus at Ashburn Center	Northern Virginia	6/26/2014	Business Park	194,184	39,910

(1) Rumsey Center was classified as held-for-sale at June 30, 2015.

On July 28, 2015, we sold Rumsey Center, a four-building, single-story business park, which is located in our Maryland reporting segment, totaling 135,000 square feet, for net proceeds of $15.0 million. We intend to use the net proceeds from the sale of Rumsey Center to fund potential repurchases of our common shares, to repay a portion of the outstanding balance of our unsecured revolving credit facility and/or for general corporate purposes. At June 30, 2015, Rumsey Center met our held-for-sale criteria and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings were classified within “Liabilities-held-for-sale” in our consolidated balance sheet. Rumsey Center, together with five other properties, served as collateral for our Jackson National Life Loan. On July 21, 2015, we prepaid, without penalty, the outstanding balance of the Jackson National Life Loan, $8.1 million of which was allocable to Rumsey Center and was included within “Liabilities held-for-sale” on our consolidated balance sheet at June 30, 2015. The assets classified within “Assets held-for-sale” at June 30, 2015 primarily consisted of $2.7 million in land, $10.8 million in buildings, $3.2 million in tenant improvements and $5.8 million in accumulated depreciation.  The remaining $0.8 million classified within “Assets held-for-sale” consisted of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization and prepaid expenses and other assets. The "Liabilities held-for-sale" at June 30, 2015 primarily consisted of $8.1 million of mortgage debt. The remaining $0.2 million classified within "Liabilities held-for-sale" consisted of prepaid rent and security deposits.

The operating results of Rumsey Center are reflected in continuing operations in our consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. The operating results of Corporate Campus at Ashburn Center and Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for the three and six months ended June 30, 2014. The following table summarizes the aggregate results of operations for the three properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$481	$1,745	$990	$3,659
Property operating expenses	(129)	(467)	(339)	(1,188)
Depreciation and amortization	(146)	(593)	(336)	(1,205)
Interest expense	(110)	(111)	(220)	(223)
Impairment of rental property	—	(3,956)	—	(3,956)
Income (loss) from operations of disposed property	96	(3,382)	95	(2,913)
Gain on sale of rental property	—	21,230	—	21,230
Net income from continuing operations of disposed property	$96	$17,848	$95	$18,317

(b) Discontinued Operations

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Richmond Portfolio	Southern Virginia	3/19/2015	Business Park	827,900	$53,768
Patrick Center	Maryland	4/16/2014	Office	66,269	10,888
West Park	Maryland	4/2/2014	Office	28,333	2,871
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973	31,616

The Richmond Portfolio was sold subsequent to our adoption of ASU 2014-08 and resulted in a strategic shift away from the Richmond, Virginia area. As a result, we reflected the operating results of the Richmond Portfolio as discontinued operations in our consolidated statements of operations for the periods presented. All properties sold prior to our adoption of ASU 2014-08 or classified as held-for-sale in previously issued consolidated financial statements prior to our adoption of ASU 2014-08, are classified within discontinued operations.

The following table summarizes the results of operations of properties included in discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$1,948	$877	$3,756
Income (loss) from operations, before taxes(1)	—	254	(975)	(657)
Loss on debt extinguishment	—	—	(489)	—
Gain on sale of rental property	—	1,284	857	1,338

(1)
During the first quarter of 2015, we accelerated $2.0 million of unamortized straight-line rents, deferred rent abatements and leasing commissions related to the sale of the Richmond Portfolio in March 2015. During the first quarter of 2014, we accelerated $1.5 million of unamortized straight-line rents, deferred rent abatements and leasing commissions related to the sale of both Girard Business Center and Gateway Center in January 2014.

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. With the exception of Rumsey Center, we did not dispose of or enter into any other binding agreements to sell any other properties during the six months ended June 30, 2015 and 2014.

(8) Debt

Our borrowings consisted of the following (dollars in thousands):

	June 30, 2015(1)	December 31, 2014(2)
Mortgage and construction loans, effective interest rates ranging from 4.40% to 6.01%, maturing at various dates through June 2023(3)	$302,582	$308,637
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.65% to LIBOR plus 2.05%, with staggered maturity dates ranging from October 2018 to October 2020(3)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.70%, maturing October 2017(3)	152,000	205,000
	$754,582	$813,637

(1)
Includes the entire balance of the Jackson National Life Loan, which was prepaid, without penalty, on July 21, 2015. At June 30, 2015, $8.1 million of the outstanding balance of the Jackson National Life Loan was allocable to Rumsey Center and was classified within “Liabilities held-for-sale” on our consolidated balance sheet. We sold Rumsey Center on July 28, 2015.

(2)
The balance at December 31, 2014, includes five mortgage loans that were repaid with the sale of the Richmond Portfolio on March 19, 2015. At December 31, 2014, the mortgage loans had an aggregate principal balance of $3.5 million and were classified within “Liabilities held-for-sale” on our consolidated balance sheet for December 31, 2014.

(3)	At June 30, 2015, LIBOR was 0.19%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(a) Mortgage and Construction Loans

The following table provides a summary of our mortgage and construction loans at June 30, 2015 and December 31, 2014 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	June 30, 2015	December 31, 2014
Jackson National Life Loan(1)	5.19%	5.19%		August 2015	$56,251	$64,943
440 First Street, NW(2)	LIBOR + 2.50%	LIBOR + 2.50%		May 2016	32,216	32,216
Storey Park(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	22,000	22,000
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	324	432
Hillside I and II	5.75%	4.62%		December 2016	12,745	12,949
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	65,186	65,816
840 First Street, NE	5.72%	6.01%		July 2020	36,217	36,539
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,610	3,692
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	29,404	29,691
1401 K Street, NW	4.80%	4.93%		June 2023	36,546	36,861
		4.75%	(3)		294,499	305,139
Unamortized fair value adjustments					(270)	(370)
Principal balance					294,229	304,769

Debt Classified within “Liabilities-Held-for-Sale”
Rumsey Center(1)	5.19%	5.19%		August 2015	8,083	—

Richmond Portfolio(4)
Hanover Business Center Building D	8.88%	6.63%		August 2015	—	104
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		September 2015	—	302
Hanover Business Center Building C	7.88%	6.63%		December 2017	—	505
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	—	1,674
Airpark Business Center	7.45%	6.63%		June 2021	—	913
					8,083	3,498
Total unamortized fair value adjustments - Richmond					—	(73)
Principal balance					8,083	3,425

Total principal balance					$302,312	$308,194

(1)
At June 30, 2015, the loan was secured by the following properties: Plaza 500, Van Buren Office Park, Rumsey Center, Snowden Center, Greenbrier Technology Center II and Norfolk Business Center. At June 30, 2015, $8.1 million of the $64.3 million outstanding balance of the Jackson National Life Loan was allocable to Rumsey Center and was classified within “Liabilities held-for-sale” on our consolidated balance sheet. On July 21, 2015, we prepaid, without penalty, the outstanding balance on our Jackson National Life Loan, including the portion that was allocable to Rumsey Center, with a draw under our unsecured revolving credit facility. We subsequently sold Rumsey Center on July 28, 2015.

(2)	At June 30, 2015, LIBOR was 0.19%.

(3)	Weighted average interest rate on total mortgage and construction debt.

(4)
The mortgage loans and unamortized fair value adjustments that encumbered properties within the Richmond Portfolio were classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2014. The loans were prepaid upon the sale of the Richmond Portfolio on March 19, 2015.

On July 21, 2015, we prepaid, without penalty, the $64.2 million outstanding balance on our Jackson National Life Loan, which was scheduled to mature in August 2015 and was secured by the following properties: Plaza 500, Van Buren Office Park, Greenbrier Technology Center II, Norfolk Business Center, Snowden Center and Rumsey Center, which was subsequently sold on July 28, 2015. The loan was prepaid with a draw under our unsecured revolving credit facility.

Land Loan

On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us. As of June 30, 2015, we were in compliance with all the financial covenants of the Storey Park land loan.

Construction Loan

On June 5, 2013, we entered into a construction loan (the “Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in 2013 and borrowed an additional $10.5 million in 2014. The Construction Loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the Construction Loan, without penalty, at any time during the term of the loan. At June 30, 2015, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of June 30, 2015, we were in compliance with all the financial covenants of the Construction Loan.

(b) Unsecured Term Loan

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at June 30, 2015 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 165 basis points
Tranche B	October 2019	100,000	LIBOR, plus 180 basis points
Tranche C	October 2020	100,000	LIBOR, plus 205 basis points
		$300,000

(1)	At June 30, 2015, LIBOR was 0.19%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially identical to those contained in our unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of June 30, 2015, we were in compliance with all the financial covenants of the unsecured term loan.

(c) Unsecured Revolving Credit Facility

During the second quarter of 2015, we borrowed $13.0 million under the unsecured revolving credit facility, which was used for general corporate purposes, and repaid $4.0 million of the outstanding balance under the unsecured revolving credit facility with available cash. For the three and six months ended June 30, 2015, our weighted average borrowings under the unsecured revolving credit facility were $149.4 million and $171.3 million, respectively, with a weighted average interest rate of 1.9% for both periods, compared with weighted average borrowings of $112.7 million and $104.9 million for the three and six months ended June 30, 2014, respectively, with a weighted average interest rate of 1.7% for both periods in 2014. Our maximum outstanding borrowings were $156.0 million and $218.0 million for the three and six months ended June 30, 2015, respectively, and $158.0 million for both the three and six months ended June 30, 2014. At June 30, 2015, outstanding borrowings under the unsecured revolving credit facility were $152.0 million with a weighted average interest rate of 1.9%. At June 30, 2015, LIBOR was 0.19% and the applicable spread on our unsecured revolving credit facility was 170 basis points. The available capacity under the unsecured revolving credit facility was $92.0 million as of the date of this filing. We are required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of June 30, 2015, we were in compliance with all the financial covenants of the unsecured revolving credit facility. For more information, see note 8(e) Debt – Financial Covenants.

(d) Interest Rate Swap Agreements

At June 30, 2015, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2015, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the Construction Loan and the Storey Park land loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at June 30, 2015, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged.

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

At June 30, 2015, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

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

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the six months ended June 30, 2015 and 2014.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive loss as an increase to interest expense of $1.0 million for both the three months ended June 30, 2015 and 2014, and $2.0 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we estimated that $3.6 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a recurring basis as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Balance at June 30, 2015	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$3,770	$—	$3,770	$—
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$133	$—	$133	$—
Derivative instrument-swap liabilities	3,569	—	3,569	—

We did not have any assets or liabilities that were measured on a non-recurring basis at June 30, 2015 and December 31, 2014. We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2015 and 2014. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the six months ended June 30, 2015 and 2014.

Interest Rate Derivatives

At June 30, 2015, we had hedged $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

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

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. We determine the fair value of our notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. We deem the fair value measurement of our debt instruments as a Level 2 measurement as we use quoted interest rates for similar debt instruments to value our debt instruments. We use quoted market interest rates for similar notes to value our notes receivable, which we consider a Level 2 measurement as we do not believe notes receivable trade in an active market.

The carrying amount and estimated fair value of our notes receivable and debt instruments are as follows (amounts in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$34,000	$34,000	$63,679	$63,720
Financial Liabilities:
Mortgage debt(2)(3)	$302,582	$293,426	$308,637	$292,882
Unsecured term loan	300,000	300,375	300,000	300,000
Unsecured revolving credit facility	152,000	152,034	205,000	205,000
Total	$754,582	$745,835	$813,637	$797,882

(1)
The principal amount of our notes receivable was $34.0 million and $63.7 million at June 30, 2015 and December 31, 2014, respectively. On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan, which had an outstanding $29.7 million balance of the $30.0 million mezzanine loan that we provided them in April 2011.

(2)
Includes the entire balance of the Jackson National Life Loan, which was prepaid, without penalty, on July 21, 2015. At June 30, 2015, $8.1 million of the outstanding balance of the Jackson National Life Loan was allocable to Rumsey Center and was classified within “Liabilities held-for-sale” on our consolidated balance sheet. We subsequently sold Rumsey Center on July 28, 2015.

(3)
The balances at December 31, 2014, include five mortgage loans that were repaid with the sale of the Richmond Portfolio on March 19, 2015. At December 31, 2014, the mortgage loans had an aggregate principal balance of $3.5 million and were classified within “Liabilities held-for-sale” on our consolidated balance sheet for December 31, 2014.

(11) Equity

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time over the next twelve months in open market transactions at prevailing prices or in negotiated private transactions. As of the date of this filing, we had 58.8 million common shares outstanding. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time.

On July 28, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on August 17, 2015 to common shareholders of record as of August 10, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on August 17, 2015 to preferred shareholders of record as of August 10, 2015. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.

On April 28, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on May 15, 2015 to common shareholders of record as of May 8, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend was paid on May 15, 2015 to preferred shareholders of record as of May 8, 2015.

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

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2014	$710,007	$898	$710,905	$33,332
Net income (loss)	1,195	(2)	1,193	(225)
Changes in ownership, net	3,219	—	3,219	(1,916)
Distributions to owners	(23,811)	(96)	(23,907)	(788)
Other comprehensive loss	(314)	—	(314)	(14)
Balance at June 30, 2015	$690,296	$800	$691,096	$30,389

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2013	$738,510	$781	$739,291	$33,221
Net income	16,434	—	16,434	458
Changes in ownership, net	(886)	161	(725)	2,358
Distributions to owners	(23,786)	—	(23,786)	(789)
Other comprehensive loss	(767)	—	(767)	(34)
Balance at June 30, 2014	$729,505	$942	$730,447	$35,214

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2015	2014
Beginning balance at January 1,	$(3,268)	$(3,836)
Net unrealized loss on derivative instruments	(328)	(801)
Net loss attributable to noncontrolling interests	14	34
Ending balance at June 30,	$(3,582)	$(4,603)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at June 30, 2015, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be approximately $27.0 million. At June 30, 2015 and December 31, 2014, we recorded adjustments of $3.0 million and $4.7 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At June 30, 2015, 2,619,069 of the total common Operating Partnership units, or 4.3%, were not owned by us. During the three months ended June 30, 2015, 11,508 common Operating Partnership units were redeemed with available cash. There were no common Operating Partnership units redeemed for common shares during the six months ended June 30, 2015. During the first quarter of 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE to satisfy a contingent consideration obligation related to the acquisition of the property.

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

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound, which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At June 30, 2015, our total investment in the development project was $56.7 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

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

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In May 2015, we granted a total of 31,218 non-vested common shares to our non-employee trustees, all of which will vest on the earlier of the first anniversary of the award date or the date of our 2016 annual meeting of shareholders, subject to continued service by the trustee until that date.

We recognized compensation expense associated with our non-vested common share awards of $0.7 million and $1.3 million during the three and six months ended June 30, 2015, respectively, compared with $0.7 million and $1.4 million during the three and six months ended June 30, 2014, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at June 30, 2015 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	461,615	$12.83
Granted	31,218	10.57
Vested	(34,835)	12.96
Non-vested at June 30, 2015	457,998	$12.67

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. As of June 30, 2015, we had $3.7 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 2.0 years.

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

The results of operations of our four reporting segments for the three and six months ended June 30, 2015 and 2014 are as follows (dollars in thousands):

	Three Months Ended June 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	38	49	19	112
Square feet(1)	914,912	1,997,789	3,020,388	2,023,927	7,957,016
Total revenues	$11,154	$11,034	$13,700	$7,151	$43,039
Property operating expense	(2,987)	(2,645)	(3,191)	(1,838)	(10,661)
Real estate taxes and insurance	(1,956)	(896)	(1,345)	(614)	(4,811)
Total property operating income	$6,211	$7,493	$9,164	$4,699	27,567
Depreciation and amortization expense					(16,817)
General and administrative					(4,979)
Other expenses					(5,295)
Net income					$476
Capital expenditures(2)	$3,983	$2,153	$5,037	$910	$12,083

	Three Months Ended June 30, 2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)(3)	5	42	49	38	134
Square feet(1)(3)	649,107	2,178,379	3,021,597	2,851,568	8,700,651
Total revenues	$7,827	$11,227	$13,146	$7,107	$39,307
Property operating expense	(2,407)	(2,427)	(3,107)	(2,283)	(10,224)
Real estate taxes and insurance	(1,247)	(975)	(1,465)	(554)	(4,241)
Total property operating income	$4,173	$7,825	$8,574	$4,270	24,842
Depreciation and amortization expense					(14,829)
General and administrative					(5,218)
Acquisition costs					(1,111)
Impairment of rental property					(3,956)
Other income					17,068
Income from discontinued operations					1,538
Net income					$18,334
Capital expenditures(2)	$4,901	$2,701	$1,537	$2,749	$12,249

	Six Months Ended June 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$22,186	$22,739	$27,815	$14,148	$86,888
Property operating expense	(6,126)	(6,663)	(7,257)	(3,729)	(23,775)
Real estate taxes and insurance	(3,979)	(1,788)	(2,894)	(1,193)	(9,854)
Total property operating income	$12,081	$14,288	$17,664	$9,226	53,259
Depreciation and amortization expense					(33,151)
General and administrative					(10,505)
Other expenses					(8,028)
Loss from discontinued operations					(607)
Net income					$968
Total assets(4)(5)	$505,270	$357,422	$450,367	$167,860	$1,537,482
Capital expenditures(2)	$7,419	$4,317	$15,880	$3,400	$31,325

	Six Months Ended June 30, 2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$14,767	$22,872	$26,813	$14,219	$78,671
Property operating expense	(4,393)	(6,373)	(7,083)	(4,412)	(22,261)
Real estate taxes and insurance	(2,301)	(1,978)	(2,989)	(1,105)	(8,373)
Total property operating income	$8,073	$14,521	$16,741	$8,702	48,037
Depreciation and amortization expense					(29,139)
General and administrative					(10,414)
Acquisition costs					(1,179)
Impairment of rental property					(3,956)
Other income					12,862
Income from discontinued operations					681
Net income					$16,892
Total assets(4)(5)	$410,000	$374,416	$438,254	$229,263	$1,538,266
Capital expenditures(2)	$11,382	$5,091	$2,359	$4,172	$23,642

(1)	Excludes Storey Park from our Washington, D.C. reporting segment, which was placed in development in the third quarter of 2013.

(2)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled none and $361 for the three months ended June 30, 2015 and 2014, respectively, and $309 and $638 for the six months ended June 30, 2015 and 2014, respectively.

(3)
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

(5)	Corporate assets not allocated to any of our reportable segments totaled $56,563 and $86,333 at June 30, 2015 and 2014, respectively.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of June 30, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers and one of our trustees, each of whom contributed certain properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At June 30, 2015, we wholly owned or had a controlling interest in properties totaling 8.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.3 million square feet of additional development. Our consolidated properties were 89.1% occupied by 504 tenants at June 30, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at June 30, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of June 30, 2015, our largest tenant was the U.S. Government, which accounted for 13.4% of our total annualized cash basis rent, and the U.S. Government combined with government contractors, accounted for 25.5% of our total annualized cash basis rent as of June 30, 2015. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

•
continue to grow our portfolio through acquisitions of new properties, potentially through joint ventures, or reinvest in our company through share repurchases and/or redemption of our preferred shares when they become redeemable;

•	develop and redevelop existing assets; and

•	execute initiatives designed to increase balance sheet capacity and expand the potential sources of capital.

Executive Summary

For the three and six months ended June 30, 2015, we had net income of $0.5 million and $1.0 million, respectively, compared with net income of $18.3 million and $16.9 million, respectively, for the same periods in 2014. The decrease in net income for the three and six months ended June 30, 2015 compared with the same periods in 2014 was primarily due to recording a $21.2 million gain on the sale of Corporate Campus at Ashburn Center in the second quarter of 2014. The decrease in net income for the three and six months ended June 30, 2015 was partially offset by an increase in same-property net operating income during each such period. In addition, the decrease in net income for the six months ended June 30, 2015 compared with the same period in 2014 was partially offset by a $2.4 million yield maintenance payment that we received in the first quarter of 2015 associated with the prepayment of the America’s Square mezzanine loan.

Funds From Operations (“FFO”) increased for the three and six months ended June 30, 2015 compared with the same periods in 2014 due to an increase in same-property net operating income, as a result of higher occupancy in our portfolio. The increase in FFO for the six months ended June 30, 2015 compared with the same period in 2014 was also attributable to a $2.4 million yield maintenance payment that we received in the first quarter of 2015 associated with the prepayment of the America’s Square mezzanine loan.

FFO is a non-GAAP financial measure. For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Executed 197,000 square feet of leases, including 92,000 square feet of new leases;

•	Leased percentage in consolidated portfolio was 91.0% as compared with 89.5% at June 30, 2014;

•	Increased occupied percentage to 89.1% from 86.0% at June 30, 2014, which is the highest level of occupancy we have achieved since the first quarter of 2006;

•	In July, our Board of Trustees authorized a share repurchase program under which we may acquire up to five million common shares over the next twelve months; and

•
In July, we sold Rumsey Center, a four-building, single-story business park totaling 135,000 square feet, for net proceeds of $15.0 million, bringing aggregate net proceeds from dispositions for the year to $68.7 million.

Recent Developments

In July 2015, after thorough evaluation and discussion with the Board of Trustees, we implemented a plan designed to improve performance and create shareholder value by commencing a process to accelerate the sale of at least $200 million of assets. We will explore the sale of certain development assets, as well as non-core assets and those assets where we feel we have maximized value. We intend to utilize the proceeds from dispositions to repurchase common shares under the our share repurchase program, redeem the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, in whole or in part, beginning in late January 2016 and/or repay outstanding indebtedness.

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

Properties:

The following sets forth certain information about our properties by segment as of June 30, 2015 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at June 30, 2015	Occupied at June 30, 2015
Office
11 Dupont Circle, NW	1	CBD	151,198	$5,443	100.0%	100.0%
440 First Street, NW(3)	1	Capitol Hill	138,600	2,845	65.7%	50.1%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,181	97.7%	97.7%
1211 Connecticut Avenue, NW	1	CBD	130,085	3,593	97.5%	96.8%
1401 K Street, NW	1	East End	117,458	3,310	82.8%	82.8%
Total/Weighted Average	6		914,912	27,010	91.6%	89.1%
Development
Storey Park(4)	—	NoMA	—	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	3,713	91.1%	88.1%
Region Total/Weighted Average	7		1,028,043	$30,723	91.6%	89.0%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2015	Occupied at June 30, 2015
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,012	89.8%	89.8%
Gateway 270 West	6	Clarksburg	252,295	3,036	90.4%	83.1%
Rumsey Center(3)	4	Columbia	135,015	1,502	100.0%	100.0%
Snowden Center	5	Columbia	145,267	2,302	100.0%	100.0%
Total Business Park	22		845,423	10,852	93.4%	91.2%
Office
Annapolis Business Center	2	Annapolis	101,113	1,999	100.0%	100.0%
Metro Park North	4	Rockville	191,211	2,845	87.3%	87.3%
Cloverleaf Center	4	Germantown	173,721	2,030	73.0%	73.0%
Hillside I and II(4)	2	Columbia	64,305	879	88.5%	71.5%
TenThreeTwenty	1	Columbia	138,854	2,056	97.2%	94.1%
Redland Corporate Center	3	Rockville	483,162	12,095	100.0%	100.0%
Total Office	16		1,152,366	21,904	92.8%	91.5%
Total Consolidated	38		1,997,789	32,756	93.1%	91.4%
Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,302	69.8%	68.0%
RiversPark I and II	6	Columbia	307,984	3,933	88.6%	84.2%
Total Joint Ventures	9		428,269	5,235	83.4%	79.6%
Region Total/Weighted Average	47		2,426,058	$37,991	91.3%	89.3%

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

(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(3)	On July 28, 2015, we sold Rumsey Center for net proceeds of $15.0 million.

(4)	Excludes 21,922 square feet of space that was placed into redevelopment during the first quarter of 2014.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2015	Occupied at June 30, 2015
Business Park
Gateway Centre Manassas	3	Manassas	102,446	$785	79.0%	79.0%
Linden Business Center	3	Manassas	109,809	810	78.4%	78.4%
Prosperity Business Center	1	Merrifield	71,373	806	92.5%	92.5%
Sterling Park Business Center(2)	7	Sterling	471,835	4,549	97.1%	97.1%
Total Business Park	14		755,463	6,950	91.5%	91.5%
Office
Atlantic Corporate Park	2	Sterling	218,793	3,308	82.9%	81.6%
Cedar Hill	2	Tysons Corner	102,632	2,249	100.0%	100.0%
Enterprise Center	4	Chantilly	188,933	2,100	66.7%	66.7%
Herndon Corporate Center	4	Herndon	128,359	1,322	68.7%	68.7%
One Fair Oaks	1	Fairfax	214,214	5,563	100.0%	100.0%
Reston Business Campus	4	Reston	82,378	932	78.9%	66.1%
Three Flint Hill	1	Oakton	180,819	3,507	96.3%	96.3%
Van Buren Office Park	5	Herndon	106,683	1,067	82.2%	66.8%
1775 Wiehle Avenue	1	Reston	130,048	2,916	100.0%	100.0%
Windsor at Battlefield	2	Manassas	155,511	1,680	79.9%	79.9%
Total Office	26		1,508,370	24,644	85.8%	83.8%
Industrial
Newington Business Park Center	7	Lorton	255,600	2,362	83.9%	83.9%
Plaza 500	2	Alexandria	500,955	4,756	87.7%	87.7%
Total Industrial	9		756,555	7,118	86.4%	86.4%
Total Consolidated	49		3,020,388	38,712	87.4%	86.4%

Development
Northern Virginia land(3)	—		—	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,573	7,320	97.8%	90.5%
Region Total/Weighted Average	51		3,346,961	$46,032	88.4%	86.8%

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

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2015	Occupied at June 30, 2015
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	$828	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,748	11,594	96.1%	96.1%
Greenbrier Business Park(3)	4	Chesapeake	411,180	4,213	90.4%	80.1%
Norfolk Commerce Park(4)	3	Norfolk	261,558	2,640	96.1%	93.7%
Total Business Park	17		1,852,206	19,275	95.0%	92.4%
Office
Greenbrier Towers	2	Chesapeake	171,721	1,715	81.8%	76.6%

Region Total/Weighted Average	19		2,023,927	$20,990	93.9%	91.1%

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

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently anticipate investing approximately $36 million to construct the new building, which excludes approximately $11 million of tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. We currently expect to complete construction of the new building in the fourth quarter of 2016. However, we can provide no assurance regarding the timing, cost or results of the project. At June 30, 2015, our total investment in the development project was $16.4 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of June 30, 2015 in excess of the original cost basis of the land relate to design and permit fees, site preparation costs, foundation work and beginning the superstructure.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development. The joint venture anticipates developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At June 30, 2015, our total investment in the development project was $56.7 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to capitalized architectural fees and site preparation costs. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. At June 30, 2015, the property was 65.7% leased and 50.1% occupied. During the fourth quarter of 2014, all vacant space at the property was placed in service. At June 30, 2015, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

During the second quarter of 2015, we did not place in-service any completed development or redevelopment space. At June 30, 2015, we had no completed development or redevelopment space that have yet to be placed in service.

Lease Expirations

Approximately 2.3% of our annualized cash basis rent, excluding month-to-month leases (which represent an immaterial percentage of our annualized cash basis rent), is scheduled to expire during the remainder of 2015. We expect replacement rents on leases expiring during the remainder of 2015 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees and, where the terms of the lease permit and we deem it prudent, we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the second quarter of 2015, we had a tenant retention rate of 49%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases increased 1.3% for the three months ended June 30, 2015 and decreased 3.7% for the six months ended June 30, 2015, compared with the expiring leases on a U.S. generally accepted accounting principles (“GAAP”) basis. During the second quarter of 2015, we executed new leases for 92,000 square feet, the majority of the new leases (based on square footage) contained rent escalations.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the six months ended June 30, 2015:

	New	Renewal
Tenant improvements (per rentable square foot)	$26.91	$4.77
Leasing commissions (per rentable square foot)	$8.39	$1.94

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of June 30, 2015 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	3	12,171	0.2%	$218	0.2%	$17.95
2015	19	153,060	2.1%	2,720	2.3%	17.77
2016	69	558,331	7.7%	11,305	9.5%	20.25
2017	88	1,061,371	14.7%	18,076	15.1%	17.03
2018	85	913,939	12.6%	13,541	11.3%	14.82
2019	68	946,776	13.1%	13,179	11.0%	13.92
2020	73	1,172,655	16.2%	17,037	14.3%	14.53
2021	30	333,180	4.6%	4,404	3.7%	13.22
2022	31	346,765	4.8%	5,092	4.3%	14.68
2023	18	561,004	7.8%	12,264	10.3%	21.86
2024	23	589,210	8.1%	10,252	8.6%	17.40
Thereafter	46	588,507	8.1%	11,379	9.4%	19.33
Total / Weighted Average	553	7,236,969	100.0%	$119,467	100.0%	$16.51

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents annualized cash basis rent at June 30, 2015, divided by the square footage of the expiring leases.
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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB deferred by one year the mandatory effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. Early adoption is permitted, but not prior to the original effective date of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements or related disclosures.

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

Investments in Rental Property and Rental Property Entities

Rental property is initially recorded at fair value, when acquired in a business combination, or initial cost when constructed or acquired in an asset purchase. Improvements and replacements are capitalized at cost when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our assets, by class, are as follows:

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Lease related intangible assets	The term of the related lease
Tenant improvements	Shorter of the useful life of the asset or the term of the related lease

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the carrying value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs to maintain the operating capacity, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Further, we will record an impairment loss if we expect to dispose of a property in the near term, at a price below carrying value. In such an event, we will record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during the three months ended June 30, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 with the Three and Six Months Ended June 30, 2014

The term “Comparable Portfolio” refers to all consolidated properties owned by us and in-service, with operating results reflected in our continuing operations, for the entirety of the periods presented. The Comparable Portfolio includes Rumsey Center, which was classified as held-for-sale at June 30, 2015 and was subsequently sold on July 28, 2015. The operating results of Rumsey Center are reflected in continuing operations in our consolidated statements of operations for the entirety of the periods presented.

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented. The Non-Comparable Properties are comprised of the following properties:

•
11 Dupont Circle, NW, 1775 Wiehle Avenue and 1401 K Street, NW, which were all acquired subsequent to the first quarter of 2014 for an aggregate purchase price of $188.0 million. We did not acquire any properties during the six months ended June 30, 2015. For the Results of Operations discussion below, these three properties will collectively be referred to as the “Acquired Properties”.

•
Corporate Campus at Ashburn Center and Owings Mills Business Park, which were both sold subsequent to our adoption of ASU 2014-08 in the second quarter of 2014. In accordance with ASU 2014-08, the operating results of Corporate Campus at Ashburn Center and Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for the three and six months ended June 30, 2014. For the Results of Operations discussion below, these two properties will collectively be referred to as the “Disposed Properties”.

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

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
Rental	$34,844	$31,619	$69,224	$62,052	$3,225	10%	$7,172	12%
Tenant reimbursements and other	$8,195	$7,688	$17,664	$16,619	$507	7%	$1,045	6%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $3.2 million and $7.2 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 as the Non-Comparable Properties contributed additional revenue of $2.5 million and $6.0 million, respectively, and the Comparable

Portfolio contributed additional revenue of $0.7 million and $1.2 million, respectively. The increase in rental revenue from the Non-Comparable Properties for the three and six months ended June 30, 2015 was comprised of an increase of $2.9 million and $7.1 million, respectively, from the Acquired Properties and an increase of $0.6 million and $1.0 million, respectively, from 440 First Street, NW, which was partially offset by a decrease in rental revenue from the Disposed Properties of $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively. The increase in rental revenue from the Comparable Portfolio was due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 89.0% and 88.8% for the three and six months ended June 30, 2015, respectively, compared with 87.3% and 87.2%, respectively, for the same periods in 2014.

The increase in rental revenue for the three and six months ended June 30, 2015 compared with the same periods in 2014 includes $3.0 million and $6.7 million, respectively, for Washington, D.C., $0.3 million and $0.8 million, respectively, for Northern Virginia and $0.2 million and $0.1 million, respectively, for Southern Virginia. Rental revenue for Maryland decreased $0.3 million and $0.4 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The increase in tenant reimbursements and other revenues was primarily due to the Comparable Portfolio, which contributed an additional $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, due to recovering a higher percentage of operating expenses as a result of higher occupancy. The Non-Comparable Properties contributed an increase in tenant reimbursements and other revenues of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The increase in tenant reimbursements and other revenues from the Non-Comparable Properties was comprised of an increase of $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively, from the Acquired Properties, which was partially offset by a decrease of $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively, from the Disposed Properties.

The increase in tenant reimbursements and other revenues for the three and six months ended June 30, 2015 compared with the same periods in 2014 includes $0.3 million and $0.8 million, respectively, for Washington, D.C., $0.1 million and $0.2 million, respectively, for Maryland and $0.3 million and $0.2 million, respectively, for Northern Virginia. Tenant reimbursements and other revenues for Southern Virginia decreased $0.2 million for both the three and six months ended June 30, 2015 and 2014.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
Property operating	$10,661	$10,224	$23,775	$22,261	$437	4%	$1,514	7%
Real estate taxes and insurance	$4,811	$4,241	$9,854	$8,373	$570	13%	$1,481	18%

Property operating expenses increased $0.4 million and $1.5 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due to the Non-Comparable Properties, which contributed additional property operating expenses of $0.6 million and $1.7 million for the three and six months ended June 30, 2015, respectively. The increase in property operating expenses from the Non-Comparable Properties for the three and six months ended June 30, 2015 was comprised of an increase of $0.7 million and $2.1 million, respectively, from the Acquired Properties and an increase of $0.1 million and $0.2 million, respectively, from 440 First Street, NW and Storey Park, which increases were partially offset by a decrease of $0.2 million and $0.6 million from the Disposed Properties for the three and six months ended June 30, 2015, respectively. Property operating expenses for the Comparable Portfolio decreased $0.2 million for both the three and six months ended June 30, 2015 compared with the same periods in 2014.

The increase in property operating expenses for the three and six months ended June 30, 2015 compared with the same periods in 2014 includes $0.5 million and $1.7 million, respectively, for Washington, D.C., $0.2 million and $0.3 million, respectively, for Maryland and $0.1 million and $0.2 million, respectively, for Northern Virginia. Property operating expenses for Southern Virginia decreased $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

Real estate taxes and insurance expense increased $0.6 million and $1.5 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due to the Non-Comparable Properties, which contributed additional real estate taxes and insurance expense of $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively. The increase in real estate taxes and insurance from the Non-Comparable Properties was comprised of an increase of $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively, from the Acquired Properties and an increase of $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, from 440 First Street, NW, which was partially offset by a decrease of $0.1 million and $0.3 million, respectively, from the Disposed Properties. Real estate taxes and insurance expense for the Comparable Portfolio decreased $0.1 million for the three months ended June 30, 2015 compared with the same period in 2014 and slightly decreased for the six months ended June 30, 2015 compared with the same period in 2014.

The increase in real estate taxes and insurance expense for the three and six months ended June 30, 2015 compared with the same periods in 2014 includes $0.7 million and $1.7 million, respectively, for Washington, D.C. and $0.1 million for both periods for Southern Virginia. Property operating expenses for Maryland decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.1 million during both periods for Northern Virginia.

Other Operating Expenses

General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$4,979	$5,218	$10,505	$10,414	$(239)	(5)%	$91	1%

General and administrative expenses decreased $0.2 million for the three months ended June 30, 2015 compared with the same period in 2014 and increased $0.1 million for the six months ended June 30, 2015 compared with the same period in 2014. The decrease in general and administrative expenses for the three months ended June 30, 2015 was primarily due to a reduction in employee compensation costs and costs incurred in the second quarter of 2014 associated with the employment of our Chief Operating Officer. The increase in general and administrative expenses for the six months ended June 30, 2015 was primarily due to personnel separation costs of $0.4 million incurred during the first quarter of 2015 as a result of moving to a more vertically integrated management structure. The increase in general and administrative expenses was partially offset by a decrease in non-cash, share-based compensation expense and placement fees for the six months ended June 30, 2015 compared with the same period in 2014. We currently anticipate that general and administrative expenses for the remainder of 2015 will be flat. However, as discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2015.

Acquisition costs are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$—	$1,111	$—	$1,179	$(1,111)	(100)%	$(1,179)	(100)%

We did not acquire any properties during the six months ended June 30, 2015. During the second quarter of 2014, we acquired 1401 K Street, NW, a twelve-story, 117,000 square foot office building located in Washington D.C., for a contractual purchase price of $58.0 million and 1775 Wiehle Avenue, a five-story, 130,000 square foot office building located in Reston, Virginia for a contractual purchase price of $41.0 million.

Depreciation and amortization expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$16,817	$14,829	$33,151	$29,139	$1,988	13%	$4,012	14%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $2.0 million and $4.0 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014, primarily due to the Non-Comparable Properties, which contributed additional depreciation and amortization expense of $1.7 million and $4.3 million for the three and six months ended June 30, 2015, respectively. The increase in depreciation and amortization expense from the Non-Comparable Properties was comprised of an increase of $1.4 million and $3.8 million for the three and six months ended June 30, 2015, respectively, from the Acquired Properties and an increase of $0.7 million and $1.3 million, respectively, from 440 First Street, NW, which was partially offset by a decrease of $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, from the Disposed Properties. For the Comparable Portfolio, depreciation and amortization expense increased $0.3 million for the three months ended June 30, 2015 compared with the same period in 2014 and decreased $0.3 million for the six months ended June 30, 2015 compared with the same period in 2014. Due to the timing of acquisitions and dispositions in 2015, which may or may not occur for the remainder of 2015, we cannot determine if depreciation and amortization expense will continue to increase during 2015 compared with 2014.

Impairment of rental property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$—	$3,956	$—	$3,956	$(3,956)	(100)%	$(3,956)	(100)%

In October 2014, we sold Owings Mills Business Park, a four-building business park located in our Maryland reporting segment. We recorded an impairment charge of $4.0 million on the four buildings at Owings Mills Business Park in the second quarter of 2014 based on the fair value of the property, less selling costs. We did not record any other impairment charges within continuing operations for the three and six months ended June 30, 2015 and 2014.

Other Expenses (Income)

Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$6,725	$6,031	$13,633	$11,768	$694	12%	$1,865	16%

Interest expense increased $0.7 million and $1.9 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due to an aggregate higher average outstanding balance and a higher weighted average interest rates on our unsecured revolving credit facility and unsecured term loan. For the three and six months ended June 30, 2015, our weighted average borrowings under both the unsecured revolving credit facility and the unsecured term loan totaled $449.4 million and $471.3 million, respectively, with a weighted average interest rate of 2.0% for both periods, compared with weighted average borrowings of $412.7 million and $404.9 million for the three and six months ended June 30, 2014, respectively, with a weighted average interest rate of 1.8% for both periods. The increase in interest expense for the three and six months ended June 30, 2015 compared with the same periods in 2014 was also attributable to a decrease of $0.5 million and $1.0 million, respectively, in capitalized interest expense, which was due to placing 440 First Street, NW in service in the fourth quarter of 2014. We anticipate interest expense will increase in 2015 compared with 2014 as a result of higher overall outstanding debt balances and lower capitalized interest expense.

Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$974	$1,670	$4,802	$3,428	$(696)	(42)%	$1,374	40%

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. We provided the owners of America’s Square a $30.0 million mezzanine loan in April 2011. We received a yield maintenance payment of $2.4 million with the prepayment of the loan, which is reflected within “Interest and other income” in our consolidated statements of operations.

We anticipate that interest and other income will remain relatively flat for the remainder of 2015 compared with 2014 as the yield maintenance payment of $2.4 million associated with the prepayment of the America's Square mezzanine loan in February 2015 will primarily offset the reduction in interest income as a result of the loan’s prepayment.

Equity in (earnings) losses of affiliates is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$456	$199	$803	$(28)	$257	NM	$831	NM

Equity in (earnings) losses of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest.

The increase in income from our unconsolidated joint ventures for the three and six months ended June 30, 2015 compared with the same periods in 2014 was due to an increase in income from Prosperity Metro Plaza and 1750 H Street, NW, which was due to an increase in occupancy at both properties.

Gain on sale of rental property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$—	$21,230	$—	$21,230	$(21,230)	(100)%	$(21,230)	(100)%

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building business park located in Ashburn, Virginia, for net proceeds of $39.9 million and reported a gain on the sale of the property of $21.2 million in the second quarter of 2014. We used the net proceeds from the sale, together with available cash, to acquire 1775 Wiehle Avenue. The operating results and gain on the sale of the Corporate Campus at Ashburn Center are reflected in continuing operations in our consolidated statements of operations for the three and six months ended June 30, 2014. We did not record any other gain on sale of rental property within continuing operations during the three and six months ended June 30, 2015 and 2014.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$—	$1,538	$(607)	$681	$(1,538)	(100)%	$(1,288)	NM

Discontinued operations for the periods presented reflect the Richmond Portfolio, which was classified within discontinued operations after our adoption of ASU 2014-08, due to our strategic shift away from the Richmond, Virginia market, as well as disposed properties that were previously classified as discontinued operations in previously filed consolidated financial statements prior to our adoption of ASU 2014-08. During the first quarter of 2015, we sold our Richmond, Virginia Portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land for net proceeds of $53.8 million. We recorded a gain on the sale of the portfolio of $0.9 million during the first quarter of 2015. During the first quarter of 2015, we accelerated the amortization of deferred rent abatements, straight-line rents and leasing commissions, which were recorded on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the six months ended June 30, 2015. As part of the sale of the Richmond Portfolio, we incurred $0.5 million of debt extinguishment charges related to debt that was encumbered by the sold properties.

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

Net loss (income) attributable to noncontrolling interests

Net loss (income) attributable to noncontrolling interests is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$114	$(652)	$227	$(458)	$766	NM	$685	NM

Net loss (income) attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net losses attributable to common shareholders of $2.5 million and $5.0 million for the three and six months ended June 30, 2015, respectively, and had net income attributable to common shareholders of $14.6 million and $10.2 million for the three and six months ended June 30, 2014, respectively. The weighted average percentage of the common Operating Partnership units held by third parties was 4.3% for both the three and six months ended June 30, 2015 and 2014.

At June 30, 2015, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within “Net loss (income) attributable to noncontrolling interests”. The joint venture partners’ aggregate share of earnings in the operating results of our consolidated joint ventures was immaterial during both the three and six months ended June 30, 2015 and 2014.

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

Comparison of the Three and Six Months Ended June 30, 2015 with the Three and Six Months Ended June 30, 2014

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	108	108	—	—	108	108	—	—
Same property revenues
Rental	$29,797	$29,038	$759	2.6	$59,321	$58,120	$1,201	2.1
Tenant reimbursements and other	7,487	7,020	467	6.7	16,222	15,327	895	5.8
Total same property revenues	37,284	36,058	1,226	3.4	75,543	73,447	2,096	2.9
Same property operating expenses
Property(2)	8,567	8,489	78	0.9	19,533	19,339	194	1.0
Real estate taxes and insurance	3,762	3,855	(93)	(2.4)	7,781	7,803	(22)	(0.3)
Total same property operating expenses	12,329	12,344	(15)	(0.1)	27,314	27,142	172	0.6
Same property net operating income	$24,955	$23,714	$1,241	5.2	$48,229	$46,305	$1,924	4.2
Reconciliation to net income:
Same property net operating income	$24,955	$23,714			$48,229	$46,305
Non-comparable net operating income	2,612	1,128			5,030	1,732
General and administrative expenses	(4,979)	(5,218)			(10,505)	(10,414)
Depreciation and amortization	(16,817)	(14,829)			(33,151)	(29,139)
Other(3)	(5,295)	12,001			(8,028)	7,727
Discontinued operations	—	1,538			(607)	681
Net income	$476	$18,334			$968	$16,892

	Weighted Average Occupancy For the Three Months Ended June 30,		Weighted Average Occupancy For the Six Months Ended June 30,
	2015	2014	2015	2014
Same Properties	89.0%	87.3%	88.8%	87.2%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-comparable properties: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, and 11 Dupont Circle, NW.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)	Combines acquisition costs, impairment of rental property and total other expenses (income) from our consolidated statements of operations.

Same Property NOI increased $1.2 million and $1.9 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Total same property revenues increased $1.2 million and $2.1 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014, primarily due to an increase in occupancy. Total same property operating expenses slightly decreased for the three months ended June 30, 2015 compared with the same period in 2014 due to a decrease in anticipated bad debt reserves. Total same property operating expenses increased $0.2 million for the six months ended June 30, 2015 compared with the same period in 2014 due to an increase in operating expenses related to higher occupancy.

Washington, D.C.
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	3	3	—	—	3	3	—	—
Same property revenues
Rental	$4,866	$4,331	$535	12.4	$9,590	$8,897	$693	7.8
Tenant reimbursements and other	1,893	1,871	22	1.2	3,947	3,920	27	0.7
Total same property revenues	6,759	6,202	557	9.0	13,537	12,817	720	5.6
Same property operating expenses
Property(2)	1,537	1,441	96	6.7	3,254	3,011	243	8.1
Real estate taxes and insurance	1,036	1,030	6	0.6	2,162	2,054	108	5.3
Total same property operating expenses	2,573	2,471	102	4.1	5,416	5,065	351	6.9
Same property net operating income:	$4,186	$3,731	$455	12.2	$8,121	$7,752	$369	4.8
Reconciliation to total property operating income:
Same property net operating income	$4,186	$3,731			$8,121	$7,752
Non-comparable net operating income	2,025	442			3,960	321
Total property operating income	$6,211	$4,173			$12,081	$8,073

	Weighted Average Occupancy For the Three Months Ended June 30,		Weighted Average Occupancy For the Six Months Ended June 30,
	2015	2014	2015	2014
Same Properties	97.5%	90.1%	95.2%	91.2%

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

Same Property NOI for the Washington, D.C. properties increased $0.5 million and $0.4 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. For the three months ended June 30, 2015, total same property revenues increased $0.6 million compared with the same period in 2014 as a result of an increase in occupancy at both 1211 Connecticut Avenue, NW and 840 First Street, NE. For the six months ended June 30, 2015, total same property revenues increased $0.7 million compared with the same period in 2014 as a result of an increase in occupancy at 840 First Street, NE. Total same property operating expenses increased $0.1 million for the three months ended June 30, 2015 compared with the same period in 2014 due to increased service contract costs and utilities as a result of the increase in occupancy. Total same property operating expenses increased $0.4 million for the six months ended June 30, 2015 compared with the same period in 2014 due to an increase in real estate taxes, due to higher property assessments.

Maryland
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	38	38	—	—	38	38	—	—
Same property revenues
Rental	$9,132	$9,062	$70	0.8	$18,256	$17,948	$308	1.7
Tenant reimbursements and other	1,732	1,564	168	10.7	4,211	3,745	466	12.4
Total same property revenues	10,864	10,626	238	2.2	22,467	21,693	774	3.6
Same property operating expenses
Property(2)	2,486	2,131	355	16.7	6,306	5,706	600	10.5
Real estate taxes and insurance	896	918	(22)	(2.4)	1,788	1,865	(77)	(4.1)
Total same property operating expenses	3,382	3,049	333	10.9	8,094	7,571	523	6.9
Same property net operating income	$7,482	$7,577	$(95)	(1.3)	$14,373	$14,122	$251	1.8
Reconciliation to total property operating income:
Same property net operating income	$7,482	$7,577			$14,373	$14,122
Non-comparable net operating income (loss)	11	248			(85)	399
Total property operating income	$7,493	$7,825			$14,288	$14,521

	Weighted Average Occupancy For the Three Months Ended June 30,		Weighted Average Occupancy For the Six Months Ended June 30,
	2015	2014	2015	2014
Same Properties	90.8%	87.7%	90.7%	87.1%

(1)	Same property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties decreased $0.1 million for the three months ended June 30, 2015 compared with the same period in 2014 and increased $0.3 million for the six months ended June 30, 2015 compared with the same period in 2014. Total same property revenues increased $0.2 million and $0.8 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due to an increase in occupancy. Total revenues also increased for the three months ended June 30, 2015 due to an increase in construction management fees. Total same property operating expenses increased $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due to an increase in bad debt reserves.

Northern Virginia
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	48	48	—	—	48	48	—	—
Same property revenues
Rental	$9,824	$9,875	$(51)	(0.5)	$19,692	$19,576	$116	0.6
Tenant reimbursements and other	2,686	2,332	354	15.2	5,741	5,225	516	9.9
Total same property revenues	12,510	12,207	303	2.5	25,433	24,801	632	2.5
Same property operating expenses
Property(2)	2,825	2,810	15	0.5	6,484	6,516	(32)	(0.5)
Real estate taxes and insurance	1,220	1,357	(137)	(10.1)	2,646	2,787	(141)	(5.1)
Total same property operating expenses	4,045	4,167	(122)	(2.9)	9,130	9,303	(173)	(1.9)
Same property net operating income	$8,465	$8,040	$425	5.3	$16,303	$15,498	$805	5.2
Reconciliation to total property operating income:
Same property net operating income	$8,465	$8,040			$16,303	$15,498
Non-comparable net operating income	699	534			1,361	1,243
Total property operating income	$9,164	$8,574			$17,664	$16,741

	Weighted Average Occupancy For the Three Months Ended June 30,		Weighted Average Occupancy For the Six Months Ended June 30,
	2015	2014	2015	2014
Same Properties	85.8%	85.3%	86.1%	85.2%

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

Same Property NOI for the Northern Virginia properties increased $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Total same property revenues increased $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due to an increase in construction management fees and recoverable operating expenses. Total same property operating expenses decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due to a decrease in real estate taxes related to lower property assessments, and insurance expense.

Southern Virginia
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	19	19	—	—	19	19	—	—
Same property revenues
Rental	$5,975	$5,770	$205	3.6	$11,783	$11,699	$84	0.7
Tenant reimbursements and other	1,176	1,253	(77)	(6.1)	2,323	2,437	(114)	(4.7)
Total same property revenues	7,151	7,023	128	1.8	14,106	14,136	(30)	(0.2)
Same property operating expenses
Property(2)	1,719	2,107	(388)	(18.4)	3,489	4,106	(617)	(15.0)
Real estate taxes and insurance	610	550	60	10.9	1,185	1,097	88	8.0
Total same property operating expenses	2,329	2,657	(328)	(12.3)	4,674	5,203	(529)	(10.2)
Same property net operating income	$4,822	$4,366	$456	10.4	$9,432	$8,933	$499	5.6
Reconciliation to total property operating income:
Same property net operating income	$4,822	$4,366			$9,432	$8,933
Non-comparable net operating loss	(123)	(96)			(206)	(231)
Total property operating income	$4,699	$4,270			$9,226	$8,702

	Weighted Average Occupancy For the Three Months Ended June 30,		Weighted Average Occupancy For the Six Months Ended June 30,
	2015	2014	2015	2014
Same Properties	89.8%	89.0%	89.1%	89.4%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties increased $0.5 million for both the three and six months ended June 30, 2015 compared with the same periods in 2014. Total same property revenues increased $0.1 million for the three months ended June 30, 2015 compared with the same period in 2014 due to an increase in occupancy. Total same property revenues slightly decreased for the six months ended June 30, 2015 compared with the same period in 2014 due to a decrease in recoverable operating expenses. Total same property operating expenses decreased $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due a decrease in anticipated bad debt reserves and parking lot and sidewalk repair costs. Total same property operating expenses also decreased for the six months ended June 30, 2015 due to a decrease in snow and ice removal costs in the first quarter of 2015 compared with the same period in 2014.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. Consistent with our previously disclosed capital recycling strategy, we sold the Richmond Portfolio in the first quarter of 2015 for net proceeds of $53.8 million. Net proceeds from the sale reflected the prepayment of $3.7 million of mortgage and other indebtedness secured by the properties, including $0.5 million of associated prepayment penalties. The majority of the remaining net proceeds from the sale were used to repay $48.0 million of the outstanding balance under our unsecured revolving credit facility. On July 28, 2015, we sold Rumsey Center, a four-building, single-story business park totaling 135,000 square feet, which is located in Columbia, Maryland, for net proceeds of $15.0 million. We intend to use the net proceeds from the sale of Rumsey Center to fund potential repurchases of our common shares, to repay a portion of the outstanding balance of our unsecured revolving credit facility and/or for general corporate purposes.

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time over the next twelve months in open market transactions at prevailing prices or in negotiated private transactions. As of the date of this filing, we had 58.8 million common shares outstanding. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time.

In addition, after thorough evaluation and discussion with the Board or Trustees, we implemented a plan designed to improve performance and create shareholder value by commencing a process to accelerate the sale of at least $200 million of assets. We will explore the sale of certain development assets, as well as non-core assets and those assets where we feel we have maximized value. We intend to utilize the proceeds from dispositions to repurchase common shares under the our share repurchase program, redeem the Company’s 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, in whole or in part, beginning in late January 2016 and/or repay outstanding indebtedness.

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

At June 30, 2015, we had $152.0 million outstanding under our unsecured revolving credit facility. On July 21, 2015, we repaid $64.2 million of consolidated mortgage debt with a draw under our unsecured revolving credit facility. As of the date of this filing, we had $205.0 million outstanding and $92.0 million of availability under our unsecured revolving credit facility. In the next 12 months, we have a $32.2 million construction loan maturing, which has two one-year extension options at our discretion and has a borrowing capacity of up to $43.5 million. We can repay all or a portion of the construction loan, without penalty, at any time during the term of the loan.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 2.3% of our annualized cash basis rent (excluding month-to-month leases) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

We also believe, based on our historical experience and forecasted operations, that we will have sufficient cash flow or access to capital to meet our obligations over the next five years. We intend to meet our long-term funding requirements for property acquisitions, development, redevelopment and other non-recurring capital improvements through net cash provided from operations, long-term secured and unsecured indebtedness, including borrowings under our unsecured revolving credit facility and unsecured term loan, proceeds from disposal of strategically identified assets (outright or through joint ventures) and/or the issuance of equity and/or debt securities. In the process of exploring different financing options, we actively monitor the impact that each potential financing decision will have on our financial covenants in order to avoid any issues of non-compliance with the terms of our existing financial covenants.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of June 30, 2015, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility, Construction Loan and Storey Park land loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at June 30, 2015 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan, Construction Loan and Storey Park Land Loan

Covenants	Quarter Ended June 30, 2015	Covenant
Consolidated Total Leverage Ratio(1)	46.2%	≤ 60%
Tangible Net Worth(1)	$945,664	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.22x	≥ 1.50x
Maximum Dividend Payout Ratio	66.6%	≤ 95%
Restricted Investments:
Joint Ventures	5.5%	≤ 15%
Real Estate Assets Under Development	1.1%	≤ 15%
Undeveloped Land	1.0%	≤ 5%
Structured Finance Investments	1.9%	≤ 5%
Total Restricted Investments	4.0%	≤ 25%
Restricted Indebtedness:
Maximum Secured Debt	20.0%	≤ 40%
Unencumbered Pool Leverage(1)	43.6%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.72x	≥ 1.75x

(1)
These are the only covenants that apply to our 440 First Street, NW construction loan and our Storey Park land loan and, in each case, are calculated in accordance with the amended and restated unsecured revolving credit facility.

Cash Flows

Due to the nature of our business, we rely on working capital and net cash provided by operations and, if necessary, borrowings under our unsecured revolving credit facility to fund our short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by our tenants. The ability of tenants to meet their obligations, including the payment of rent contractually owed to us, and our ability to lease space to new or replacement tenants on favorable terms, could affect our cash available for short-term liquidity needs. We intend to meet short and long term funding requirements for debt maturities, interest payments, dividend distributions, repurchases of our common shares and capital expenditures through cash flow provided by operations, long-term secured and unsecured indebtedness, including borrowings under our unsecured revolving credit facility, proceeds from asset dispositions and/or the issuance of equity and/or debt securities. However, we may not be able to obtain capital from such sources on favorable terms, in the time period we desire, or at all. In addition, our continued ability to borrow under our existing debt instruments is subject to compliance with our financial and operating covenants and a failure to comply with such covenants could cause a default under the applicable debt agreement. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all.

We may also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of common Operating Partnership units or sales of assets, outright or through joint ventures.

Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2015	2014	Change
Net cash provided by operating activities	$28,104	$30,856	$(2,752)
Net cash provided by (used in) investing activities	55,109	(9,589)	64,698
Net cash used in financing activities	(83,801)	(16,609)	(67,192)

Net cash provided by operating activities decreased $2.8 million for the six months ended June 30, 2015 compared with the same period in 2014, primarily due to the timing of cash payments and receipts as we had an increase in accounts and other receivables and decreases in accounts payable and accrued expenses as well as rents received in advance. The decrease in net cash provided by operating activities was partially offset by an increase in net operating income for the six months ended June 30, 2015 compared with the same period in 2014, which was due to higher occupancy in our portfolio.

Net cash provided by investing activities was $55.1 million for the six months ended June 30, 2015 compared with cash used in investing activities of $9.6 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we received net proceeds of $56.9 million from the sale of the Richmond Portfolio, which does not include cash used to prepay $3.2 million of mortgage and other indebtedness debt secured by the Richmond Portfolio. For the six months ended June 30, 2014, we acquired two properties for an aggregate purchase price of $61.7 million and sold four properties for aggregate net proceeds of $85.3 million. During the six months ended June 30, 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The proceeds from the loan repayment were used to pay down a portion of the outstanding balance of our unsecured revolving credit facility. The increase in cash provided by investing activities was partially offset by a $7.1 million increase in cash used for additions to rental property and furniture, fixtures and equipment, which was driven by tenant improvement costs at Atlantic Corporate Park in our Northern Virginia region. For the six months ended June 30, 2014, we used cash to fund a $9.0 million increase in the existing mezzanine loan to the owners of 950 F Street, NW, which was provided by a draw under our unsecured revolving credit facility.

Net cash used in financing activities increased $67.2 million for the six months ended June 30, 2015 compared with the same period in 2014 as we issued $26.0 million of debt and repaid $84.9 million of outstanding debt during the six months ended June 30, 2015, compared with the issuance of $104.8 million of debt and the repayment of $96.7 million of outstanding debt during the six months ended June 30, 2014.

Contractual Obligations

As of June 30, 2015, we had contractual construction in progress obligations, which included amounts accrued at June 30, 2015, of $26.9 million. The amount of contractual construction in progress obligations are primarily related to development activities for the to-be-constructed building in our Northern Virginia reporting segment. As of June 30, 2015, we had contractual rental property and furniture, fixtures and equipment obligations of $10.5 million outstanding, which included amounts accrued at June 30, 2015. The amount of contractual rental property and furniture, fixtures and equipment obligations at June 30, 2015 included significant tenant improvement costs for a new lease at Hillside I and II, which is located in our Maryland reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of June 30, 2015, we remained liable to those local municipalities for $2.6 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of June 30, 2015.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of June 30, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by two of our executive officers and one of our trustees each of whom contributed certain properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

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

Dividends

On July 28, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on August 17, 2015 to common shareholders of record as of August 10, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on August 17, 2015 to preferred shareholders of record as of August 10, 2015.

Funds From Operations

FFO is a non-GAAP measure used by many investors and analysts that follow the public real estate industry. We consider FFO a useful measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of rental property diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by and relevance to investors and analysts. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time.

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of rental property and impairments of rental property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations. Our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share. FFO available to common shareholders is calculated as FFO less accumulated dividends on our preferred shares for all the periods presented.

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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO and FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to First Potomac Realty Trust	$590	$17,682	$1,195	$16,434
Less: Dividends on preferred shares	(3,100)	(3,100)	(6,200)	(6,200)
Net (loss) income attributable to common shareholders	(2,510)	14,582	(5,005)	10,234
Add: Depreciation and amortization:
Rental property	16,817	14,829	33,151	29,139
Discontinued operations	—	822	1,222	2,071
Unconsolidated joint ventures	1,032	1,014	2,043	2,302
Impairment of rental property(1)	—	3,956	—	3,956
Gain on sale of rental property(2)	—	(22,514)	(857)	(22,568)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(112)	652	(224)	458
FFO available to common shareholders and unitholders	15,227	13,341	30,330	25,592
Dividends on preferred shares	3,100	3,100	6,200	6,200
FFO	$18,327	$16,441	$36,530	$31,792
Weighted average common shares and Operating Partnership units outstanding – diluted	60,982	60,850	60,969	60,820

(1)
Impairment charges of $4.0 million are included in continuing operations in our consolidated statements of operations for both the three and six months ended June 30, 2014 related to the sale of four buildings at Owings Mills Business Park.

(2)
During the three and six months ended June 30, 2014, we recorded a $21.2 million gain on the sale of Corporate Campus at Ashburn Center, which is reflected in continuing operations in our consolidated statements of operations. During the six months ended June 30, 2015, the gain on sale of rental property is related to the sale of the Richmond portfolio.

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

We had $754.6 million of debt outstanding at June 30, 2015, of which $248.4 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $206.2 million, was unhedged variable rate debt that consisted of $152.0 million under the unsecured revolving credit facility, a $22.0 million loan that encumbers the Storey Park land and the $32.2 million outstanding balance under the Construction Loan. At June 30, 2015, both the Storey Park land loan and the Construction Loan had a contractual interest rate of LIBOR plus 2.50%. At June 30, 2015, LIBOR was 0.19%. A change in interest rates of 1% would result in an increase or decrease of $2.1 million in interest expense on our unhedged variable rate debt on an annualized basis.

The table below summarizes our interest rate swap agreements as of June 30, 2015 (dollars in thousands):

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of June 30, 2015, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of June 30, 2015, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the six months ended June 30, 2015. During the six months ended June 30, 2015, 11,508 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the six months ended June 30, 2015.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of the repurchases during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2015 through April 30, 2015	—	$—	N/A	N/A
May 1, 2015 through May 31, 2015	—	—	N/A	N/A
June 1, 2015 through June 30, 2015	1,639	10.15	N/A	N/A
Total	1,639	$10.15	N/A	N/A

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares from time to time over the next twelve months in open market transactions at prevailing prices or in negotiated private transactions. No common shares have been repurchased under this program as of the date of this filing. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time.

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

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: July 30, 2015	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chief Executive Officer

Date: July 30, 2015	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer