Form 10-Q/A
period 2015-03-31
FIRST POTOMAC REALTY TRUST
filed 2015-10-01
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of First Potomac Realty Trust (the “Company”) for the quarterly period ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct an inadvertent typographical error in the certification of the Company’s Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which was filed as Exhibit 31.2. Except as described above, no other changes have been made to the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the Original Filing. Accordingly, this amendment should be read in conjunction with the Original Filing and any of the Company’s other filings made with the SEC subsequent to the Original Filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: October 1, 2015	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chief Executive Officer

Date: October 1, 2015	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.