Form 10-Q/A
period 2015-06-30
FIRST POTOMAC REALTY TRUST
filed 2015-10-01
CIK 1254595

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of First Potomac Realty Trust (the “Company”) for the quarterly period ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct an inadvertent typographical error in the certification of the Company’s Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which was filed as Exhibit 31.2. Except as described above, no other changes have been made to the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the Original Filing. Accordingly, this amendment should be read in conjunction with the Original Filing and any of the Company’s other filings made with the SEC subsequent to the Original Filing.

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