Form 10-Q
period 2015-09-30
FIRST POTOMAC REALTY TRUST
filed 2015-10-30
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 28, 2015, there were 57,824,938 common shares, par value $0.001 per share, outstanding.

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

Certain factors that could cause actual results, performance or achievements to differ materially from the Company’s expectations include, among others, the following:

•	changes in general or regional economic conditions;

•	the Company’s ability to timely lease or re-lease space at current or anticipated rents;

•	changes in interest rates;

•	changes in operating costs;

•	the Company’s ability to complete acquisitions and dispositions on acceptable terms, or at all;

•	the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates;

•	the Company’s ability to maintain financial covenant compliance under its debt agreements;

•	the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	any impact of the informal inquiry initiated by the U.S. Securities and Exchange Commission (the “SEC”);

•	the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and

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

FIRST POTOMAC REALTY TRUST
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Rental property, net	$1,276,960	$1,288,873
Assets held-for-sale	12,011	59,717
Cash and cash equivalents	12,875	13,323
Escrows and reserves	1,699	2,986
Accounts and other receivables, net of allowance for doubtful accounts of $1,171 and $1,207, respectively	8,882	10,587
Accrued straight-line rents, net of allowance for doubtful accounts of $141 and $104, respectively	40,725	34,226
Notes receivable, net	34,000	63,679
Investment in affiliates	48,490	47,482
Deferred costs, net	45,707	43,991
Prepaid expenses and other assets	8,021	7,712
Intangible assets, net	37,154	45,884
Total assets	$1,526,524	$1,618,460
Liabilities:
Mortgage and Construction loans	$313,217	$305,139
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	155,000	205,000
Liabilities held-for-sale	227	4,562
Accounts payable and other liabilities	39,026	41,113
Accrued interest	1,594	1,720
Rents received in advance	6,286	7,971
Tenant security deposits	5,822	5,891
Deferred market rent, net	2,360	2,827
Total liabilities	823,532	874,223

Noncontrolling interests in the Operating Partnership	30,663	33,332
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 57,835 and 58,815 shares issued and outstanding, respectively	58	59
Additional paid-in capital	906,274	913,282
Noncontrolling interests in a consolidated partnership	800	898
Accumulated other comprehensive loss	(4,283)	(3,268)
Dividends in excess of accumulated earnings	(390,520)	(360,066)
Total equity	672,329	710,905
Total liabilities, noncontrolling interests and equity	$1,526,524	$1,618,460
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental	$34,828	$31,915	$104,051	$93,967
Tenant reimbursements and other	8,026	8,140	25,690	24,758
Total revenues	42,854	40,055	129,741	118,725
Operating expenses:
Property operating	10,901	10,564	34,676	32,825
Real estate taxes and insurance	4,815	4,059	14,668	12,431
General and administrative	4,605	4,955	15,110	15,370
Acquisition costs	—	1,488	—	2,667
Depreciation and amortization	16,758	15,217	49,909	44,357
Impairment of rental property	—	—	—	3,956
Total operating expenses	37,079	36,283	114,363	111,606
Operating income	5,775	3,772	15,378	7,119
Other expenses (income)
Interest expense	6,589	6,116	20,222	17,884
Interest and other income	(995)	(1,684)	(5,797)	(5,112)
Equity in earnings of affiliates	(432)	(412)	(1,235)	(385)
Gain on sale of rental property	(3,384)	—	(3,384)	(21,230)
Total other expenses (income)	1,778	4,020	9,806	(8,843)
Income from continuing operations	3,997	(248)	5,572	15,962
Discontinued operations:
Income (loss) from operations	—	297	(975)	(359)
Loss on debt extinguishment	—	—	(489)	—
Gain on sale of rental property	—	—	857	1,338
Income (loss) from discontinued operations	—	297	(607)	979
Net income	3,997	49	4,965	16,941
Less: Net (income) loss attributable to noncontrolling interests	(38)	131	189	(327)
Net income attributable to First Potomac Realty Trust	3,959	180	5,154	16,614
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(9,300)
Net income (loss) attributable to common shareholders	$859	$(2,920)	$(4,146)	$7,314
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.01	$(0.05)	$(0.06)	$0.10
Income (loss) from discontinued operations	—	—	(0.01)	0.02
Net income (loss)	$0.01	$(0.05)	$(0.07)	$0.12
Weighted average common shares outstanding:
Basic	57,961	58,167	58,155	58,137
Diluted	58,045	58,167	58,155	58,209
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,997	$49	$4,965	$16,941
Unrealized gain on derivative instruments	171	1,910	560	1,231
Unrealized loss on derivative instruments	(903)	—	(1,620)	(125)
Total comprehensive income	3,265	1,959	3,905	18,047
Net (income) loss attributable to noncontrolling interests	(38)	131	189	(327)
Net loss (gain) from derivative instruments attributable to noncontrolling interests	31	(82)	45	(47)
Comprehensive income attributable to First Potomac Realty Trust	$3,258	$2,008	$4,139	$17,673
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,965	$16,941
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	(857)	(1,338)
Depreciation and amortization	1,222	2,853
Depreciation and amortization	50,387	45,157
Stock based compensation	2,337	2,817
Bad debt expense	525	918
Amortization of deferred market rent	132	(43)
Amortization of financing costs and discounts	1,048	1,073
Equity in earnings of affiliates	(1,235)	(385)
Distributions from investments in affiliates	632	1,229
Gain on sale of rental property	(3,384)	(21,230)
Impairment of rental property	—	3,956
Changes in assets and liabilities:
Escrows and reserves	1,111	3,809
Accounts and other receivables	1,151	583
Accrued straight-line rents	(6,781)	(4,893)
Prepaid expenses and other assets	(868)	(736)
Tenant security deposits	(613)	868
Accounts payable and accrued expenses	1,114	431
Accrued interest	(125)	79
Rents received in advance	(1,952)	931
Deferred costs	(6,069)	(7,606)
Total adjustments	37,775	28,473
Net cash provided by operating activities	42,740	45,414
Cash flows from investing activities:
Investment in note receivable	—	(9,000)
Proceeds from sale of rental property	71,899	85,284
Principal payments from note receivable	29,720	129
Change in escrow and reserve accounts	176	—
Additions to rental property and furniture, fixtures and equipment	(36,832)	(25,464)
Additions to construction in progress	(13,014)	(9,295)
Acquisition of rental property and associated intangible assets	—	(150,731)
Contributions to investment in affiliates	(405)	(1,653)
Distributions from investment in affiliates	—	1,951
Net cash provided by (used in) investing activities	51,544	(108,779)
Cash flows from financing activities:
Financing costs	(2,236)	(496)
Issuance of debt	180,956	209,794
Repayments of debt	(226,155)	(106,127)
Dividends to common shareholders	(26,425)	(26,391)
Dividends to preferred shareholders	(9,300)	(9,300)
Contributions from consolidated joint venture partners	—	161
Distributions to consolidated joint venture partners	(96)	—
Distributions to noncontrolling interests	(1,181)	(1,183)
Repurchases of common shares	(10,180)	—
Operating partnership unit redemptions	(134)	—
Proceeds from stock option exercises	19	160
Net cash (used in) provided by financing activities	(94,732)	66,618
Net (decrease) increase in cash and cash equivalents	(448)	3,253
Cash and cash equivalents, beginning of period	13,323	8,740
Cash and cash equivalents, end of period	$12,875	$11,993
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the nine months ended September 30 is as follows (dollars in thousands):

	2015	2014
Cash paid for interest, net	$19,078	$16,606
Non-cash investing and financing activities:
Debt assumed in connection with the acquisition of rental property	—	37,269
Value of common shares retired to settle employee income tax obligations	454	383
Change in fair value of the outstanding common Operating Partnership units	(1,123)	350
Issuance of common Operating Partnership units in connection with the acquisition of rental property	—	40
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(2,034)	(290)
Additions to development and redevelopment	640	(782)

Cash paid for interest on indebtedness is net of capitalized interest of $1.3 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Certain of our employees surrendered common shares owned by them valued at $0.5 million and $0.4 million during the nine months ended September 30, 2015 and 2014, respectively, to satisfy their minimum statutory withholding obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”), are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At September 30, 2015 and 2014, we recorded adjustments of $3.6 million and $3.7 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were issued during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property.

During the nine months ended September 30, 2015 and 2014, we accrued $7.3 million and $8.2 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. During the nine months ended September 30, 2015 and 2014, we accrued $2.0 million and $0.8 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

We conduct our business through our Operating Partnership. We are the sole general partner of, and, as of September 30, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers and one of our trustees, each of whom contributed certain properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At September 30, 2015, we wholly owned or had a controlling interest in properties totaling 7.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development. Our consolidated properties were 89.9% occupied by 491 tenants at September 30, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at September 30, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of September 30, 2015, our largest tenant was the U.S. Government, which accounted for 13.5% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 25.7% of our total annualized cash basis rent as of September 30, 2015. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of September 30, 2015, the results of our operations and our comprehensive income for the three and nine months ended September 30, 2015 and 2014 and our cash flows for the nine months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year, as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

(b) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires our management team to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible, recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill, derivative valuations, market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

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

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the carrying value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs to maintain the operating capacity, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Further, we will record an impairment loss if we expect to dispose of a property in the near term, at a price below carrying value. In such an event, we will classify the property as held-for-sale and record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the nine months ended September 30, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the nine months ended September 30, 2015 and 2014.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial statements or related disclosures.

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

The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share:
Income (loss) from continuing operations	$3,997	$(248)	$5,572	$15,962
Income (loss) from discontinued operations	—	297	(607)	979
Net income	3,997	49	4,965	16,941
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(38)	144	163	(285)
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests	—	(13)	26	(42)
Net income attributable to First Potomac Realty Trust	3,959	180	5,154	16,614
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(9,300)
Net income (loss) attributable to common shareholders	859	(2,920)	(4,146)	7,314
Less: Allocation to participating securities	(69)	(80)	(211)	(235)
Net income (loss) attributable to common shareholders	$790	$(3,000)	$(4,357)	$7,079
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding:
Basic	57,961	58,167	58,155	58,137
Diluted	58,045	58,167	58,155	58,209
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.01	$(0.05)	$(0.06)	$0.10
(Loss) income from discontinued operations	—	—	(0.01)	0.02
Net income (loss)	$0.01	$(0.05)	$(0.07)	$0.12

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock option awards	987	1,103	1,037	1,143
Non-vested share awards	307	433	374	401
Series A Preferred Shares(1)	14,627	12,356	14,190	12,438
	15,921	13,892	15,601	13,982

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

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	September 30, 2015(1)	December 31, 2014(2)
Land and land improvements	$319,569	$325,214
Buildings and building improvements	931,749	949,683
Construction in progress	83,778	69,181
Tenant improvements	179,728	159,867
Furniture, fixtures and equipment	431	427
	1,515,255	1,504,372
Less: accumulated depreciation	(238,295)	(215,499)
	$1,276,960	$1,288,873

(1) Excludes rental property totaling $11.5 million at September 30, 2015 related to Newington Business Park Center, which was classified as held-for-sale at September 30, 2015.
(2) Excludes rental property totaling $57.7 million at December 31, 2014 related to the sale of the Richmond Portfolio, which was classified as held-for-sale at December 31, 2014 and was sold on March 19, 2015.

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

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently expect to complete construction of the new building in early 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. However, we can provide no assurance regarding the timing of the project. At September 30, 2015, our total investment in the development project, excluding tenant improvement and leasing commission costs, was $18.7 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of September 30, 2015 in excess of the original cost basis of the land relate to design and permit fees, site preparation costs, foundation work and completion of the superstructure.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At September 30, 2015, our total investment in the development project was $57.2 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs, as well as capitalized interest and taxes. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date. While we continue pre-development work on Storey Park, we engaged a sales broker to strategically monetize our majority interest in Storey Park, which could result in a sale of all or a portion of our interest in Storey Park; however, we can provide no assurances regarding the timing or pricing of such transaction, or that a sale will occur at all.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. During the fourth quarter of 2014, all vacant space at the property was placed in service. At September 30, 2015, the property was 67.4% leased and 51.2% occupied. At September 30, 2015, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

During the third quarter of 2015, we did not place in-service any significant completed development or redevelopment space. At September 30, 2015, we had no completed development or redevelopment space that have yet to be placed in service.

(5) Notes Receivable

Below is a summary of our notes receivable for our outstanding mezzanine loans (dollars in thousands):

	Balance at September 30, 2015
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$34,000	$—	$34,000	9.75%

	Balance at December 31, 2014
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$34,000	$—	$34,000	9.75%
America’s Square	29,720	(41)	29,679	9.00%
	$63,720	$(41)	$63,679

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

We recorded interest income related to our notes receivable of $0.8 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, and $1.5 million and $4.5 million for the three and nine months ended September 30, 2014, respectively, which is included within “Interest and other income” in our consolidated statements of operations.

We recorded no income from the amortization of origination fees for the three months ended September 30, 2015 and $5 thousand for the nine months ended September 30, 2015. We recorded $7 thousand and $25 thousand of income from the amortization of origination fees for the three and nine months ended September 30, 2014, respectively. During the first quarter of 2014, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. We recorded income from the yield maintenance payment of $2.4 million during the first quarter of 2015. The yield maintenance payment and the amortization and write-off of unamortized fees are recorded within “Interest and other income” in our consolidated statements of operations.

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

	Reporting Segment	Ownership Interest	September 30, 2015	December 31, 2014
Prosperity Metro Plaza	Northern Virginia	51%	$24,980	$24,651
1750 H Street, NW	Washington, D.C.	50%	15,444	14,834
Aviation Business Park	Maryland	50%	5,879	5,748
RiversPark I and II(1)	Maryland	25%	2,187	2,249
			$48,490	$47,482

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

On September 26, 2014, our two 25% owned unconsolidated joint ventures amended a $28.0 million mortgage loan that encumbers RiversPark I and II, a six-building, 308,000 square-foot business park located in Columbia, Maryland. The amended mortgage loan reduced the variable interest rate spread by 60 basis points and reduced the amount of outstanding principal recourse to us from 25% to 10%. The amended loan matures on September 26, 2017 and is repayable in full without penalty at any time during the term of the loan.

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

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Assets:
Rental property, net	$194,442	$193,533
Cash and cash equivalents	5,510	4,567
Other assets	15,162	16,748
Total assets	215,114	214,848
Liabilities:
Mortgage loans(1)	110,000	110,000
Other liabilities	5,413	7,256
Total liabilities	115,413	117,256
Net assets	$99,701	$97,592

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

The following table summarizes the results of operations of our unconsolidated joint ventures, which, due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures, may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$5,975	$5,713	$18,205	$17,245
Total operating expenses	(1,866)	(1,818)	(5,778)	(5,738)
Net operating income	4,109	3,895	12,427	11,507
Depreciation and amortization	(2,254)	(2,256)	(6,790)	(7,323)
Other expense, net	(980)	(890)	(2,928)	(2,978)
Net income	$875	$749	$2,709	$1,206

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, as well as for the three and nine months ended September 30, 2014, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this Note 7, Dispositions, we did not dispose of or enter into any agreements to sell any other properties during the nine months ended September 30, 2015 and 2014.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions or held-for-sale properties whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

Property	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Newington Business Park Center(1)	Northern Virginia	TBD	Business Park	255,600	$ N/A
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956
Owings Mills Business Park	Maryland	10/16/2014	Business Park	180,475	12,417
Corporate Campus at Ashburn Center	Northern Virginia	6/26/2014	Business Park	194,184	39,910

(1)
Newington Business Park Center was classified as held-for-sale at September 30, 2015. The sale is expected to be completed in the fourth quarter of 2015 or in early 2016; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

In October 2015, we entered into a non-binding contract to sell Newington Business Park Center, a seven-building, 255,600 square foot business park, which is located in our Northern Virginia reporting segment. The sale is expected to be completed in the fourth quarter of 2015; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all. As of September 30, 2015, Newington Business Park Center met our held-for-sale criteria and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, which totaled $0.2 million, were classified within “Liabilities held-for-sale” on our consolidated balance sheet at September 30, 2015. The majority of the assets classified within assets held-for-sale as of September 30, 2015 consisted of $3.1 million in land and land improvements, $13.7 million in buildings and building improvements, $0.8 million in tenant improvements and $6.1 million of accumulated depreciation. The remaining $0.5 million classified within assets held-for-sale consisted of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, and prepaid expenses and other assets.

On July 28, 2015, we sold Rumsey Center, a four-building, single-story business park, which is located in our Maryland reporting segment, totaling 135,000 square feet, for net proceeds of $15.0 million and reported a gain on sale of $3.4 million. We used the net proceeds from the sale of Rumsey Center to fund repurchases of our common shares and to repay a portion of the outstanding balance under our unsecured revolving credit facility.

The operating results of Newington Business Park Center and Rumsey Center are reflected in continuing operations in our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. The operating results of Corporate Campus at Ashburn Center and Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for the three and nine months ended September 30, 2014. The following table summarizes the aggregate results of operations for the four properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$890	$1,279	$3,422	$6,356
Property operating expenses	(299)	(529)	(1,222)	(2,289)
Depreciation and amortization	(98)	(530)	(714)	(2,132)
Interest expense	(24)	(111)	(244)	(334)
Impairment of rental property	—	—	—	(3,956)
Income (loss) from operations of disposed property	469	109	1,242	(2,355)
Gain on sale of rental property	3,384	—	3,384	21,230
Net income from continuing operations of disposed property	$3,853	$109	$4,626	$18,875

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

The Richmond Portfolio was sold subsequent to our adoption of ASU 2014-08 and resulted in a strategic shift away from the Richmond, Virginia area. As a result, we reflected the operating results of the Richmond Portfolio as discontinued operations in our consolidated statements of operations for the periods presented. All properties sold prior to our adoption of ASU 2014-08 or classified as held-for-sale in previously issued consolidated financial statements prior to our adoption of ASU 2014-08 are classified within discontinued operations.

The following table summarizes the results of operations of properties included in discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$1,949	$877	$5,705
Income (loss) from operations, before taxes(1)	—	297	(975)	(359)
Loss on debt extinguishment	—	—	(489)	—
Gain on sale of rental property	—	—	857	1,338

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

(8) Debt

Our borrowings consisted of the following (dollars in thousands):

	September 30, 2015	December 31, 2014(1)
Mortgage and construction loans, effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(2)	$313,217	$308,637
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.65% to LIBOR plus 2.05%, with staggered maturity dates ranging from October 2018 to October 2020(2)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.70%, maturing October 2017(2)	155,000	205,000
	$768,217	$813,637

(1)
The balance at December 31, 2014, includes five mortgage loans that were repaid with the sale of the Richmond Portfolio on March 19, 2015. At December 31, 2014, the mortgage loans had an aggregate principal balance of $3.5 million and were classified within “Liabilities held-for-sale” on our consolidated balance sheet for December 31, 2014.

(2)	At September 30, 2015, LIBOR was 0.19%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(a) Mortgage and Construction Loans

The following table provides a summary of our mortgage and construction loans at September 30, 2015 and December 31, 2014 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	September 30, 2015	December 31, 2014
Jackson National Life Loan(1)	5.19%	5.19%		August 2015	$—	$64,943
440 First Street, NW(2)	LIBOR + 2.50%	LIBOR + 2.50%		May 2016	32,217	32,216
Storey Park(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	22,000	22,000
Gateway Centre Manassas Building I	7.35%	5.88%		November 2016	269	432
Hillside I and II	5.75%	4.62%		December 2016	12,644	12,949
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	64,866	65,816
Northern Virginia Development Project(2)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	9,176	—
840 First Street, NE	5.72%	6.01%		July 2020	36,054	36,539
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,568	3,692
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	29,257	29,691
1401 K Street, NW	4.80%	4.93%		June 2023	36,386	36,861
11 Dupont Circle, NW(3)	4.05%	4.22%		September 2030	66,780	—
		4.54%	(4)		313,217	305,139
Unamortized fair value adjustments					(221)	(370)
Principal balance					312,996	304,769

Debt Classified within “Liabilities-Held-for-Sale”
Richmond Portfolio(5)
Hanover Business Center Building D	8.88%	6.63%		August 2015	—	104
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		September 2015	—	302
Hanover Business Center Building C	7.88%	6.63%		December 2017	—	505
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	—	1,674
Airpark Business Center	7.45%	6.63%		June 2021	—	913
					—	3,498
Total unamortized fair value adjustments					—	(73)
Principal balance					—	3,425

Total principal balance					$312,996	$308,194

(1)
On July 21, 2015, we prepaid, without penalty, the $64.2 million outstanding balance on our Jackson National Life Loan, which was scheduled to mature in August 2015 and was secured by the following properties: Plaza 500, Van Buren Office Park, Greenbrier Technology Center II, Norfolk Business Center, Snowden Center and Rumsey Center, which was subsequently sold on July 28, 2015.

(2)	At September 30, 2015, LIBOR was 0.19%.

(3)
On August 7, 2015, we entered into a $66.8 million mortgage loan, which encumbers our 11 Dupont Circle, NW property. The new loan, which is interest only until September 1, 2025, has a fixed interest rate of 4.05%, matures on September 1, 2030 and is prepayable in full, without penalty, on or after August 8, 2025.

(4)	Weighted average interest rate on total mortgage and construction debt.

(5)
The mortgage loans and unamortized fair value adjustments that encumbered properties within the Richmond Portfolio were classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2014. The loans were prepaid upon the sale of the Richmond Portfolio on March 19, 2015.

On July 21, 2015, we prepaid, without penalty, the $64.2 million outstanding balance on our Jackson National Life Loan, which was scheduled to mature in August 2015 and was secured by the following properties: Plaza 500, Van Buren Office Park, Greenbrier Technology Center II, Norfolk Business Center, Snowden Center and Rumsey Center, which was sold on July 28, 2015. The loan was initially prepaid with a draw from our unsecured revolving credit facility. The draw from our unsecured revolving credit facility was subsequently paid down when we entered into a $66.8 million mortgage loan, which encumbers our 11 Dupont Circle, NW property, on August 7, 2015. The new loan, which is interest only until September 1, 2025, has a fixed interest rate of 4.05%, matures on September 1, 2030 and is prepayable in full, without penalty, on or after August 8, 2025.

Land Loan

On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us. As of September 30, 2015, we were in compliance with all the financial covenants of the Storey Park land loan.

Construction Loans

On June 5, 2013, we entered into a construction loan (the “440 First Street Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in 2013 and borrowed an additional $10.5 million in 2014. The loan has a variable interest rate of LIBOR plus a spread of 2.5% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the 440 First Street Construction Loan, without penalty, at any time during the term of the loan. At September 30, 2015, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of September 30, 2015, we were in compliance with all of the financial covenants of the 440 First Street Construction Loan.

On September 1, 2015, we entered into a construction loan (the “Northern Virginia Construction Loan”) that is collateralized by a to-be-constructed 167,000 square foot office building that is currently in development in Northern Virginia. We currently expect to complete construction of the new building in early 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $9.2 million as of September 30, 2015. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan. As of September 30, 2015, we were in compliance with all of the financial covenants of the Northern Virginia Construction Loan.

(b) Unsecured Term Loan

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at September 30, 2015 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	October 2018	$100,000	LIBOR, plus 165 basis points
Tranche B	October 2019	100,000	LIBOR, plus 180 basis points
Tranche C	October 2020	100,000	LIBOR, plus 205 basis points
		$300,000

(1)	At September 30, 2015, LIBOR was 0.19%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 8(e) Debt – Financial Covenants.

The term loan agreement contains various restrictive covenants substantially identical to those contained in our unsecured revolving credit facility, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of September 30, 2015, we were in compliance with all the financial covenants of the unsecured term loan.

(c) Unsecured Revolving Credit Facility

During the third quarter of 2015, we borrowed $79.0 million under the unsecured revolving credit facility, $64.2 million of which was used to pay off the Jackson National Life Loan and the remainder was used for general corporate purposes, and repaid $76.0 million of the outstanding balance under the unsecured revolving credit facility with proceeds from a $66.8 million mortgage loan that encumbers 11 Dupont Circle, NW, a portion of the proceeds from the sale of Rumsey Center and available cash. For the three and nine months ended September 30, 2015, our weighted average borrowings under the unsecured revolving credit facility were $164.2 million and $168.9 million, respectively, with a weighted average interest rate of 1.9% for both the three and nine months ended September 30, 2015 compared with weighted average borrowings of $125.9 million and $112.0 million for the three and nine months ended September 30, 2014, respectively, with a weighted average interest rate of 1.7% for both periods in 2014. Our maximum outstanding borrowings were $217.0 million and $218.0 million for the three and nine months ended September 30, 2015, respectively, and $216.0 million for both the three and nine months ended September 30, 2014. At September 30, 2015, outstanding borrowings under the unsecured revolving credit facility were $155.0 million with a weighted average interest rate of 1.9%. At September 30, 2015, LIBOR was 0.19% and the applicable spread on our unsecured revolving credit facility was 170 basis points. The available capacity under the unsecured revolving credit facility was $142.0 million as of the date of this filing. We are required to pay an annual commitment fee of 0.25% based on the amount of unused capacity under the unsecured revolving credit facility. As of September 30, 2015, we were in compliance with all the financial covenants of the unsecured revolving credit facility. For more information, see note 8(e) Debt – Financial Covenants.

(d) Interest Rate Swap Agreements

At September 30, 2015, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of September 30, 2015, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the 440 First Street Construction Loan, the Northern Virginia Construction Loan and the Storey Park land loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at September 30, 2015, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged.

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

At September 30, 2015, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

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

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the nine months ended September 30, 2015 and 2014.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive loss as an increase to interest expense of $1.0 million for both the three months ended September 30, 2015 and 2014, and $3.0 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively. As of

September 30, 2015, we estimated that $4.3 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a recurring basis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Balance at September 30, 2015	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$4,507	$—	$4,507	$—
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$133	$—	$133	$—
Derivative instrument-swap liabilities	3,569	—	3,569	—

We did not have any assets or liabilities that were measured on a non-recurring basis at September 30, 2015 and December 31, 2014. We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2015 and 2014. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the nine months ended September 30, 2015 and 2014.

Interest Rate Derivatives

At September 30, 2015, we had hedged $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

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

The carrying amount and estimated fair value of our notes receivable and debt instruments are as follows (amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$34,000	$34,000	$63,679	$63,720
Financial Liabilities:
Mortgage debt(2)	$313,217	$303,465	$308,637	$292,882
Unsecured term loan	300,000	303,163	300,000	300,000
Unsecured revolving credit facility	155,000	155,623	205,000	205,000
Total	$768,217	$762,251	$813,637	$797,882

(1)
The principal amount of our notes receivable was $34.0 million and $63.7 million at September 30, 2015 and December 31, 2014, respectively. On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan, which had an outstanding $29.7 million balance of the $30.0 million mezzanine loan that we provided them in April 2011.

(2)
The balances at December 31, 2014, include five mortgage loans that were repaid with the sale of the Richmond Portfolio on March 19, 2015. At December 31, 2014, the mortgage loans had an aggregate principal balance of $3.5 million and were classified within “Liabilities held-for-sale” on our consolidated balance sheet for December 31, 2014.

(11) Equity

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During the three months ended September 30, 2015, we repurchased 924,198 shares at a weighted-average share price of $10.99 for a total purchase price of $10.2 million, utilizing a portion of the proceeds from our sale of Rumsey Center. As of the date of this filing, we are authorized to repurchase an additional 4.1 million of our common shares through July 2016.

On October 27, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on November 16, 2015 to common shareholders of record as of November 9, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on November 16, 2015 to preferred shareholders of record as of November 9, 2015. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.

On July 28, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on August 17, 2015 to common shareholders of record as of August 10, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend was paid on August 17, 2015 to preferred shareholders of record as of August 10, 2015.

Our unsecured revolving credit facility, unsecured term loan, the 440 First Street Construction Loan, the Northern Virginia Construction Loan and the Storey Park land loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders, except for distributions required to maintain our qualification as a REIT. Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2014	$710,007	$898	$710,905	$33,332
Net income (loss)	5,154	(3)	5,151	(186)
Changes in ownership, net	3,289	—	3,289	(1,257)
Distributions to owners	(35,725)	(96)	(35,821)	(1,181)
Other comprehensive loss	(1,015)	—	(1,015)	(45)
Repurchase of common shares	$(10,180)	$—	$(10,180)	$—
Balance at September 30, 2015	$671,530	$799	$672,329	$30,663

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2013	$738,510	$781	$739,291	$33,221
Net income	16,614	—	16,614	327
Changes in ownership, net	2,018	161	2,179	390
Distributions to owners	(35,691)	—	(35,691)	(1,183)
Other comprehensive income	1,059	—	1,059	47
Balance at September 30, 2014	$722,510	$942	$723,452	$32,802

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2015	2014
Beginning balance at January 1,	$(3,268)	$(3,836)
Net unrealized (loss) gain on derivative instruments	(1,060)	1,106
Net loss (gain) attributable to noncontrolling interests	45	(47)
Ending balance at September 30,	$(4,283)	$(2,777)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at September 30, 2015, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be approximately $28.8 million. At September 30, 2015 and December 31, 2014, we recorded adjustments of $3.6 million and $4.7 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At September 30, 2015, 2,619,069 of the total common Operating Partnership units, or 4.3%, were not owned by us. During the nine months ended September 30, 2015, 11,508 common Operating Partnership units were redeemed with available cash. There were no common Operating Partnership units redeemed for common shares during the nine months ended September 30, 2015. During the first quarter of 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE to satisfy a contingent consideration obligation related to the acquisition of the property.

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

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound, which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At September 30, 2015, our total investment in the development project was $57.2 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs as well as capitalized interest and taxes. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date. While we continue pre-development work on Storey Park, we engaged a sales broker to strategically monetize our majority interest in Storey Park, which could result in a sale of all or a portion of our interest in Storey Park; however, we can provide no assurances regarding the timing or pricing of such transaction, or that a sale will occur at all.

(13) Segment Information

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

The results of continuing operations of our four reporting segments for the three and nine months ended September 30, 2015 and 2014 are as follows (dollars in thousands):

	Three Months Ended September 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	49	19	108
Square feet(1)	915,692	1,884,741	3,020,293	2,021,667	7,842,393
Total revenues	$11,337	$10,575	$13,715	$7,227	$42,854
Property operating expense	(2,962)	(2,467)	(3,347)	(2,125)	(10,901)
Real estate taxes and insurance	(2,015)	(893)	(1,285)	(622)	(4,815)
Total property operating income	$6,360	$7,215	$9,083	$4,480	27,138
Depreciation and amortization expense					(16,758)
General and administrative					(4,605)
Other expenses					(1,778)
Net income					$3,997
Capital expenditures(2)	$2,440	$2,649	$11,309	$2,019	$18,521

	Three Months Ended September 30, 2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)(3)	6	42	49	38	135
Square feet(1)(3)	815,093	2,179,366	3,020,975	2,852,212	8,867,646
Total revenues	$8,489	$11,154	$13,309	$7,103	$40,055
Property operating expense	(2,496)	(2,540)	(3,121)	(2,407)	(10,564)
Real estate taxes and insurance	(1,278)	(956)	(1,228)	(597)	(4,059)
Total property operating income	$4,715	$7,658	$8,960	$4,099	25,432
Depreciation and amortization expense					(15,217)
General and administrative					(4,955)
Acquisition costs					(1,488)
Other expenses					(4,020)
Discontinued operations(4)					297
Net income					$49
Capital expenditures(2)	$5,320	$1,875	$1,516	$2,001	$10,767

	Nine Months Ended September 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$33,522	$33,315	$41,529	$21,375	$129,741
Property operating expense	(9,088)	(9,129)	(10,603)	(5,856)	(34,676)
Real estate taxes and insurance	(5,994)	(2,681)	(4,178)	(1,815)	(14,668)
Total property operating income	$18,440	$21,505	$26,748	$13,704	80,397
Depreciation and amortization expense					(49,909)
General and administrative					(15,110)
Other expenses					(9,806)
Discontinued operations(4)					(607)
Net income					$4,965
Total assets(5)(6)	$515,625	$344,676	$452,962	$167,903	$1,526,524
Capital expenditures(2)	$9,859	$6,965	$27,190	$5,419	$49,846

	Nine Months Ended September 30, 2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$23,256	$34,025	$40,122	$21,322	$118,725
Property operating expense	(6,889)	(8,913)	(10,203)	(6,820)	(32,825)
Real estate taxes and insurance	(3,579)	(2,934)	(4,217)	(1,701)	(12,431)
Total property operating income	$12,788	$22,178	$25,702	$12,801	73,469
Depreciation and amortization expense					(44,357)
General and administrative					(15,370)
Acquisition costs					(2,667)
Impairment of rental property					(3,956)
Other income					8,843
Discontinued operations(4)					979
Net income					$16,941
Total assets(5)(6)	$501,536	$375,399	$437,909	$228,655	$1,628,737
Capital expenditures(2)	$16,702	$6,966	$3,876	$6,173	$34,410

(1)	Excludes Storey Park from our Washington, D.C. reporting segment, which was placed in development in the third quarter of 2013.

(2)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $104 and $55 for the three months ended September 30, 2015 and 2014, respectively, and $413 and $693 for the nine months ended September 30, 2015 and 2014, respectively.

(3)
Includes occupied space at 440 First Street, NW in our Washington, D.C. reporting segment, which was substantially completed in the third quarter of 2013. In October 2014, the property was placed in service.

(4)
Includes the operating results from the Richmond Portfolio, Patrick Center, West Park, Girard Business Center and Gateway Center. For information, see note 7(b), Dispositions - Discontinued Operations.

(5)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 6, Investment in Affiliates.

(6)	Corporate assets not allocated to any of our reportable segments totaled $45,358 and $85,238 at September 30, 2015 and 2014, respectively.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of September 30, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests, some of which are owned by two of our executive officers and one of our trustees, each of whom contributed certain properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties.

At September 30, 2015, we wholly owned or had a controlling interest in properties totaling 7.8 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support approximately 1.3 million square feet of additional development. Our consolidated properties were 89.9% occupied by 491 tenants at September 30, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at September 30, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of September 30, 2015, our largest tenant was the U.S. Government, which accounted for 13.5% of our total annualized cash basis rent, and the U.S. Government combined with government contractors, accounted for 25.7% of our total annualized cash basis rent as of September 30, 2015. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Executive Summary

For the three months ended September 30, 2015, we had net income of $4.0 million compared with net income of $49 thousand for the same period in 2014. The increase in net income for the three months ended September 30, 2015 was primarily due to a $3.4 million gain on the sale of Rumsey Center in the third quarter of 2015. For the nine months ended September 30, 2015, we had net income of $5.0 million compared with net income of $16.9 million for the same period in 2014. The decrease in net income for the nine months ended September 30, 2015 compared with the same period in 2014 was primarily due to a $21.2 million gain on the sale of Corporate Campus at Ashburn Center in the second quarter of 2014. The decrease in net income for the nine months ended September 30, 2015 was partially offset by the gain on sale of Rumsey Center and an increase in net operating income, primarily as a result of higher occupancy in our portfolio.

Funds From Operations (“FFO”) increased for the three and nine months ended September 30, 2015 compared with the same periods in 2014 due to an increase in same property net operating income, as a result of higher occupancy in our portfolio, as well as a decrease in acquisition costs.

FFO is a non-GAAP financial measure. For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Increased occupied percentage to 89.9% from 87.0% at September 30, 2014, which is the highest level of occupancy we have achieved since the first quarter of 2006.

•
As part of our plan to accelerate the sale of at least $200 million of assets, we retained sales brokers to market nine properties in Northern Virginia, as well as Storey Park, a development site in the NoMa sub-market in Washington, D.C., and identified Cedar Hill in Northern Virginia as a disposition candidate.

•
In July, sold Rumsey Center, a four-building, 135,000 square foot, single-story business park, for net proceeds of $15.0 million, bringing aggregate net proceeds from dispositions in 2015 to $68.7 million, which is in addition to the anticipated sale of at least another $200 million of assets.

•	Repurchased 924,198 common shares, at a weighted-average share price of $10.99, utilizing a portion of the proceeds from the sale of Rumsey Center.

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

Properties:

The following sets forth certain information about our properties by segment as of September 30, 2015 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at September 30, 2015	Occupied at September 30, 2015
Office
11 Dupont Circle, NW	1	CBD	150,805	$5,389	97.7%	97.7%
440 First Street, NW(3)	1	Capitol Hill	138,603	2,923	67.4%	51.2%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,535	7,414	98.9%	97.7%
1211 Connecticut Avenue, NW	1	CBD	130,085	3,603	97.5%	97.5%
1401 K Street, NW	1	East End	118,629	2,819	70.3%	68.1%
Total/Weighted Average	6		915,692	26,786	90.2%	87.1%
Development
Storey Park(4)	—	NoMA	—	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	3,728	91.1%	91.1%
Region Total/Weighted Average	7		1,028,823	$30,514	90.3%	87.6%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

(2)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount differs from Cash NOI due to items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

(3)	In October 2013, we substantially completed the redevelopment of the property. During the fourth quarter of 2014, we placed all the vacant space into service.

(4)
The property was acquired through a consolidated joint venture in which we have a 97% controlling economic interest. The property was placed into development on September 1, 2013 with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date. While we continue pre-development work on Storey Park, we engaged a sales broker to strategically monetize our majority interest in Storey Park, which could result in a sale of all or a portion of our interest in Storey Park; however, we can provide no assurances regarding the timing or pricing of such transaction, or that a sale will occur at all.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2015	Occupied at September 30, 2015
Business Park
Ammendale Business Park(2)	7	Beltsville	312,846	$4,015	89.8%	89.8%
Gateway 270 West	6	Clarksburg	252,295	3,080	90.4%	87.4%
Snowden Center	5	Columbia	145,267	2,308	100.0%	100.0%
Total Business Park	18		710,408	9,403	92.1%	91.0%
Office
Annapolis Business Center	2	Annapolis	101,113	1,643	100.0%	100.0%
Metro Park North	4	Rockville	191,211	2,855	87.3%	87.3%
Cloverleaf Center	4	Germantown	173,766	2,063	75.5%	73.0%
Hillside I and II	2	Columbia	86,227	1,051	91.4%	91.4%
TenThreeTwenty	1	Columbia	138,854	2,046	95.6%	92.6%
Redland Corporate Center	3	Rockville	483,162	12,141	100.0%	100.0%
Total Office	16		1,174,333	21,799	93.2%	92.4%
Total Consolidated	34		1,884,741	31,202	92.8%	91.9%
Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,239	69.8%	69.8%
RiversPark I and II	6	Columbia	307,984	3,125	70.0%	70.0%
Total Joint Ventures	9		428,269	4,364	69.9%	69.9%
Region Total/Weighted Average	43		2,313,010	$35,566	88.5%	87.8%

(1)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount differs from Cash NOI due to items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

(2)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2015	Occupied at September 30, 2015
Business Park
Gateway Centre Manassas(2)	3	Manassas	102,446	$855	85.5%	79.0%
Linden Business Center(2)	3	Manassas	109,809	846	81.2%	81.2%
Prosperity Business Center(2)	1	Merrifield	71,373	778	100.0%	92.5%
Sterling Park Business Center(3)	7	Sterling	471,487	4,557	97.1%	97.1%
Total Business Park	14		755,115	7,036	93.5%	91.9%
Office
Atlantic Corporate Park	2	Sterling	218,793	3,310	82.9%	82.9%
Cedar Hill(4)	2	Tysons Corner	102,632	2,198	100.0%	100.0%
Enterprise Center(2)	4	Chantilly	188,933	1,756	55.0%	55.0%
Herndon Corporate Center(2)	4	Herndon	128,359	1,376	68.7%	68.7%
One Fair Oaks	1	Fairfax	214,214	5,563	100.0%	100.0%
Reston Business Campus(2)	4	Reston	82,378	932	78.9%	78.9%
Three Flint Hill	1	Oakton	180,819	3,528	96.3%	96.3%
Van Buren Office Park(2)	5	Herndon	106,683	1,032	78.2%	78.2%
1775 Wiehle Avenue	1	Reston	130,048	2,936	100.0%	100.0%
Windsor at Battlefield(2)	2	Manassas	155,764	2,034	95.2%	95.2%
Total Office	26		1,508,623	24,665	85.6%	85.6%
Industrial
Newington Business Park Center(2)	7	Lorton	255,600	2,364	83.3%	83.3%
Plaza 500	2	Alexandria	500,955	4,776	87.7%	87.7%
Total Industrial	9		756,555	7,140	86.2%	86.2%
Total Consolidated	49		3,020,293	38,841	87.7%	87.3%

Development
Northern Virginia land(5)	—		—	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,475	7,416	98.6%	97.9%
Region Total/Weighted Average	51		3,346,768	$46,257	88.8%	88.4%

(1)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount differs from Cash NOI due to items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

(2)
Consistent with our previously announced plan to accelerate the sale of at least $200 million of assets, we have engaged a sales broker to market these assets. In October 2015, we entered into a non-binding contract to sell Newington Business Park, which sale is expected to occur in the fourth quarter of 2015 or in early 2016. However, we can provide no assurances regarding the timing or pricing of these sales, or that such sales will occur at all. At September 30, 2015, we classified Newington Business Park Center as held-for-sale on our consolidated balance sheet.

(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(4)
We identified Cedar Hill as a disposition candidate. We are working with JLL to market the asset, and we have begun the process of identifying potential buyers for the property. We anticipate completing the sale in the first quarter of 2016. However, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

(5)
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in Northern Virginia on vacant land that we have in our portfolio. We currently expect to complete construction of the new building in early 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. However, we can provide no assurance regarding the timing, costs or results of the project.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2015	Occupied at September 30, 2015
Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	$828	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,080,487	11,659	96.3%	96.3%
Greenbrier Business Park(3)	4	Chesapeake	411,180	4,269	91.8%	87.3%
Norfolk Commerce Park(4)	3	Norfolk	261,558	2,668	96.1%	93.7%
Total Business Park	17		1,849,945	19,424	95.5%	94.1%
Office
Greenbrier Towers	2	Chesapeake	171,721	1,795	85.8%	80.7%

Region Total/Weighted Average	19		2,021,666	$21,219	94.6%	93.0%

(1)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount differs from Cash NOI due to items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

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

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we have in our portfolio. We currently anticipate investing approximately $36 million to construct the new building, which excludes tenant improvements, leasing commissions and capitalized interest costs. At the inception of the lease, we anticipated spending approximately $11 million in tenant improvements and approximately $2 million in combined leasing commissions and capitalized interest costs. Subsequently, we entered into an amendment to the original lease, pursuant to which the tenant can exchange, at its option, up to $11.5 million of rent abatement (depending on the amount of additional tenant improvement costs incurred), as stipulated in the original lease, for up to $10.3 million of additional tenant improvement costs. Currently, we anticipate spending between approximately $11 million and $21 million in tenant improvement costs related to the new tenant; however, the specific amount of such costs will depend upon the needs and request of the tenant. We currently expect to complete construction of the new building in early 2016 and expect to complete the construction of the tenant improvements the second half of 2016. However, we can provide no assurance regarding the timing, cost or results of the project. At September 30, 2015, our total investment in the development project, excluding tenant improvement and leasing commission costs, was $18.7 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of September 30, 2015 in excess of the original cost basis of the land relate to design and permit fees, site preparation costs, foundation work and completion of the superstructure.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At September 30, 2015, our total investment in the development project was $57.2 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs, as well as capitalized interest and taxes. We are currently exploring our options related to this property; however, until a definitive plan for the property has been reached and we begin significant development activities, we cannot determine the total cost of the project or the anticipated completion date. While we continue pre-development work on Storey Park, we engaged a sales broker to strategically monetize our majority interest in Storey Park, which could result in a sale of all or a portion of our interest in Storey Park; however, we can provide no assurances regarding the timing or pricing of such transaction, or that a sale will occur at all.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property. During the fourth quarter of 2014, all vacant space at the property was placed in service. At September 30, 2015, the property was 67.4% leased and 51.2% occupied. At September 30, 2015, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million.

During the third quarter of 2015, we did not place in-service any completed significant development or redevelopment space. At September 30, 2015, we had no completed development or redevelopment space that have yet to be placed in service.

Lease Expirations

Approximately 9.4% of our annualized cash basis rent is scheduled to expire during the next twelve months, which includes 1.1% of our annualized cash basis rent expiring during the remainder of 2015. We expect replacement rents on leases expiring during the remainder of 2015 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees and, where the terms of the lease permit and we deem it prudent, we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the third quarter of 2015, we had a tenant retention rate of 54%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases increased 15.2% for the three months ended September 30, 2015 and decreased 0.6% for the nine months ended September 30, 2015, compared with the expiring leases on a U.S. generally accepted accounting principles (“GAAP”) basis. During the third quarter of 2015, we executed new leases for approximately 71,000 square feet, with the majority of the new leases (based on square footage) containing rent escalations.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the nine months ended September 30, 2015:

	New	Renewal
Tenant improvements (per rentable square foot)	$25.59	$4.75
Leasing commissions (per rentable square foot)	8.27	1.95

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of September 30, 2015 (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)(2)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(3)(4)
2015	8	78,312	1.1%	$1,263	1.1%	$16.13
2016	65	547,619	7.7%	11,160	9.5%	20.38
2017	88	1,164,110	16.3%	20,444	17.3%	17.56
2018	86	791,187	11.1%	10,992	9.3%	13.89
2019	62	887,714	12.4%	12,487	10.6%	14.07
2020	68	1,154,237	16.2%	16,591	14.0%	14.37
2021	37	338,314	4.7%	4,564	3.9%	13.49
2022	35	403,147	5.7%	6,040	5.1%	14.98
2023	19	555,347	7.8%	12,411	10.5%	22.35
2024	22	573,795	8.0%	10,147	8.6%	17.68
Thereafter	48	643,402	9.0%	11,949	10.1%	18.57
Total / Weighted Average	538	7,137,184	100.0%	$118,048	100.0%	16.54

(1)
We classify leases that expired or were terminated on the last day of the year as leased square footage since the tenant is contractually entitled to the space. Assumes no exercise of tenant renewal options or early terminations.

(2)	At September 30, 2015, we had no month-to-month leases.

(3)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount differs from Cash NOI due to items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

(4)	Represents annualized cash basis rent at September 30, 2015, divided by the square footage of the expiring leases.

We own three single-tenant buildings that have leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right and vacating the building in March of 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, and CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, have leases that are scheduled to expire on July 31, 2016 and December 31, 2016, respectively; however, these tenants have not yet indicated whether they intend to renew or terminate their respective leases. We are currently evaluating various strategies, including renewal discussions with the respective tenants at 500 First Street and One Fair Oaks, with the ultimate goal of achieving the best possible outcome upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these renewal discussions or the alternative strategies for such properties.
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

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the carrying value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs to maintain the operating capacity, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Further, we will record an impairment loss if we expect to dispose of a property in the near term, at a price below carrying value. In such an event, we will classify the property as held-for-sale and record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during the three months ended September 30, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 with the Three and Nine Months Ended September 30, 2014

The term “Comparable Portfolio” refers to all consolidated properties owned by us and in-service, with operating results reflected in our continuing operations, for the entirety of the periods presented. The Comparable Portfolio includes Newington Business Park Center, which was classified as held-for-sale at September 30, 2015. The operating results of Newington Business Park Center are reflected in continuing operations in our consolidated statements of operations for the entirety of the periods presented.

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented. The Non-Comparable Properties are comprised of the following properties:

•
11 Dupont Circle, NW, 1775 Wiehle Avenue and 1401 K Street, NW, which were all acquired subsequent to the first quarter of 2014 for an aggregate purchase price of $188.0 million. We did not acquire any properties during the nine months ended September 30, 2015. For the Results of Operations discussion below, these three properties will collectively be referred to as the “Acquired Properties”;

•
Rumsey Center, which was sold on July 28, 2015, and Corporate Campus at Ashburn Center and Owings Mills Business Park, which were both sold in 2014 subsequent to our adoption of ASU 2014-08 in the second quarter of 2014. In accordance with ASU 2014-08, the operating results of Rumsey Center, Corporate Campus at Ashburn Center and Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for the three and nine months ended September 30, 2014. For the Results of Operations discussion below, these three properties will collectively be referred to as the “Disposed Properties”;

•	440 First Street, NW, which was fully placed in service in October 2014. The redevelopment of 440 First Street, NW was substantially completed in October 2013; and

•	Storey Park, which has remained in development for the entirety of the periods presented.

The operating results for our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”), which was sold during the first quarter of 2015, as well as the properties disposed of in 2014 (excluding Corporate Campus at Ashburn Center and Owings Mills Business Park, which have operating results reflected within continuing operations) are reflected as discontinued operations for the periods presented.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Due to the additional property operating revenues and expenses contributed by the Acquired Properties, we expect that property operating revenues and expenses will both increase for 2015 compared with 2014.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
Rental	$34,828	$31,915	$104,051	$93,967	$2,913	9%	$10,084	11%
Tenant reimbursements and other	$8,026	$8,140	$25,690	$24,758	$(114)	(1)%	$932	4%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $2.9 million and $10.1 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014, as the Non-Comparable Properties contributed additional revenue of $1.9 million and $7.9 million, respectively, and the Comparable Portfolio contributed additional revenue of $1.0 million and $2.2 million, respectively. The increase in rental revenue from the Non-Comparable Properties for the three and nine months ended September 30, 2015 was comprised of an increase of $1.6 million and $8.6 million, respectively, from the Acquired Properties and an increase of $0.6 million and $1.6 million, respectively, from 440 First Street, NW, which was partially offset by a decrease in rental revenue from the Disposed Properties of $0.3 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. The increase in rental revenue from the Comparable Portfolio was due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 90.0% and 89.2% for the three and nine months ended September 30, 2015, respectively, compared with 87.8% and 87.5%, respectively, for the same periods in 2014.

The increase in rental revenue for the three and nine months ended September 30, 2015 compared with the same periods in 2014 includes $2.8 million and $9.4 million, respectively, for Washington, D.C. and $0.3 million and $0.4 million, respectively, for Southern Virginia. Rental revenue for Northern Virginia decreased $0.1 million and increased $0.8 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Rental revenue for Maryland decreased $0.1 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants, as well as other incidental revenues such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $0.1 million and increased $0.9 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. For the three months ended September 30, 2015, the Comparable Portfolio had a $0.4 million decrease in tenant reimbursements and other revenues, compared with the same period in 2014, due to a decline in termination fees, which was partially offset by a $0.3 million increase in tenant reimbursements and other revenues from the Non-Comparable Properties. For the nine months ended September 30, 2015, tenant reimbursements and other revenues increased $0.4 million for the Comparable Portfolio, compared with the same period in 2014, due to an increase in recoverable property operating expenses, and increased

$0.5 million for the Non-Comparable Properties. The increases in tenant reimbursements and other revenues of $0.3 million and $0.5 million for the Non-Comparable Properties for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 consisted of an increase of $0.4 million and $1.2 million, respectively, from the Acquired Properties, which was partially offset by a decrease in tenant and other reimbursements of $0.1 million and $0.8 million, respectively, from the Disposed Properties. Tenant reimbursements and other revenues for 440 First Street, NW, a Non-Comparable Property, slightly increased for the three months ended September 30, 2015 and increased $0.1 million for the nine months ended September 30, 2015 compared with the same periods in 2014.

The decrease in tenant reimbursements and other revenues for the three months ended September 30, 2015 compared with the same period in 2014 includes a $0.5 million decrease for Maryland and a $0.1 million decrease for Southern Virginia, which were partially offset by a $0.1 million increase for Washington, D.C. and a $0.4 million increase for Northern Virginia. The increase in tenant reimbursements and other revenues for the nine months ended September 30, 2015 compared with the same period in 2014 includes a $0.8 million increase for Washington D.C. and a $0.6 million increase for Northern Virginia, which were partially offset by a $0.2 million decrease for Maryland and a $0.3 million decrease for Southern Virginia.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
Property operating	$10,901	$10,564	$34,676	$32,825	$337	3%	$1,851	6%
Real estate taxes and insurance	$4,815	$4,059	$14,668	$12,431	$756	19%	$2,237	18%

Property operating expenses increased $0.3 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 due to the Non-Comparable Properties, which contributed additional property operating expenses of $0.4 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. The increase in property operating expenses from the Non-Comparable Properties for the three and nine months ended September 30, 2015 was comprised of an increase of $0.5 million and $2.7 million, respectively, from the Acquired Properties and an increase of $0.1 million and $0.3 million, respectively, from 440 First Street, NW and Storey Park, which increases were partially offset by a decrease of $0.2 million and $0.7 million from the Disposed Properties for the three and nine months ended September 30, 2015, respectively. The increases in property operating expenses from the Non-Comparable Properties for the three and nine months ended September 30, 2015 were also partially offset by a decrease in property operating expenses for the Comparable Portfolio of $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

The increase in property operating expenses for the three and nine months ended September 30, 2015 compared with the same periods in 2014 includes $0.5 million and $2.3 million, respectively, for Washington, D.C. and $0.2 million and $0.4 million, respectively, for Northern Virginia. Property operating expenses for Maryland decreased $0.1 million and increased $0.2 million for the three and nine months ended September 30, 2015, respectively, and property operating expenses for Southern Virginia decreased $0.3 million and $1.0 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

Real estate taxes and insurance expense increased $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 due to the Non-Comparable Properties, which contributed additional real estate taxes and insurance expense of $0.6 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. The increase in real estate taxes and insurance from the Non-Comparable Properties was comprised of an increase of $0.4 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, from the Acquired Properties and an increase of $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, from 440 First Street, NW. These increases were partially offset by a decrease of $0.1 million and $0.4 million, respectively, from the Disposed Properties. Real estate taxes and insurance expense for the Comparable Portfolio increased $0.2 million and $0.1 million for the three and nine months ended September 30, 2015 compared with the same period in 2014.

The increase in real estate taxes and insurance expense for the three and nine months ended September 30, 2015 compared with the same periods in 2014 includes increases of $0.7 million and $2.4 million, respectively, for Washington, D.C. and an increase of $0.1 million for both periods for Southern Virginia. Real estate taxes and insurance for Maryland decreased $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and increased $0.1 million and decreased $0.1 million for the three and nine months ended September 30, 2015, respectively, for Northern Virginia, compared with the same periods in 2014.

Other Operating Expenses

General and administrative expenses are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$4,605	$4,955	$15,110	$15,370	$(350)	(7)%	$(260)	(2)%

General and administrative expenses decreased $0.4 million and $0.3 million for the three and nine months ended September 30, 2015 compared with the same periods in 2014. The decrease in general and administrative expenses for the three and nine months ended September 30, 2015 was primarily due to a reduction in employee compensation costs, including non-cash, share-based compensation expense and placement fees. The decrease in general and administrative fees for the nine months ended September 30, 2015 compared with the same period in 2014 was partially offset by $0.4 million of personnel separation costs incurred during the first quarter of 2015 as a result of moving to a more vertically integrated management structure. We currently anticipate that general and administrative expenses for the remainder of 2015 will be flat. However, as discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K, the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2015.

Acquisition costs are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$—	$1,488	$—	$2,667	$(1,488)	(100)%	$(2,667)	(100)%

We did not acquire any properties during the nine months ended September 30, 2015. During the third quarter of 2014, we acquired 11 Dupont Circle, NW, an eight-story office building in our Washington, D.C. reporting segment for a contractual purchase price of $89.0 million. During the second quarter of 2014, we acquired 1401 K Street, NW, a twelve-story, 117,000 square foot office building located in Washington D.C., for a contractual purchase price of $58.0 million and 1775 Wiehle Avenue, a five-story, 130,000 square foot office building located in Reston, Virginia for a contractual purchase price of $41.0 million.

Depreciation and amortization expense is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$16,758	$15,217	$49,909	$44,357	$1,541	10%	$5,552	13%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $1.5 million and $5.6 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014, primarily due to the Non-Comparable Properties, which contributed additional depreciation and amortization expense of $1.1 million and $5.4 million for the three and nine months ended September 30, 2015, respectively. The increase in depreciation and amortization expense from the Non-Comparable Properties was comprised of an increase of $0.8 million and $4.7 million for the three and nine months ended September 30, 2015, respectively, from the Acquired Properties and an increase of $0.7 million and $2.0 million, respectively, from 440 First Street, NW. The increases with respect to the Non-Comparable Properties were partially offset by a decrease of $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, from the Disposed Properties. For the Comparable Portfolio, depreciation and amortization expense increased $0.4 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, compared with the same period in 2014. Due to the additional depreciation and amortization expense contributed by the Acquired Properties, we expect that depreciation and amortization expense will increase during 2015 compared with 2014.

Impairment of rental property is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$—	$—	$—	$3,956	$—	—	$(3,956)	(100)%

In October 2014, we sold Owings Mills Business Park, a four-building business park located in our Maryland reporting segment. We recorded an impairment charge of $4.0 million on the four buildings at Owings Mills Business Park in the second quarter of 2014 based on the fair value of the property, less selling costs. We did not record any other impairment charges within continuing operations for the three and nine months ended September 30, 2015 and 2014.

Other Expenses (Income)

Interest expense is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$6,589	$6,116	$20,222	$17,884	$473	8%	$2,338	13%

Interest expense increased $0.5 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 due to an aggregate higher average outstanding balance and higher weighted average interest rates on our unsecured revolving credit facility and unsecured term loan. For the three and nine months ended September 30, 2015, our weighted average borrowings under both the unsecured revolving credit facility and the unsecured term loan totaled $464.2 million and $468.9 million, respectively, with a weighted average interest rate of 2.0% for both periods, compared with weighted average borrowings of $425.9 million and $412.0 million for the three and nine months ended September 30, 2014, respectively, with a weighted average interest rate of 1.8% for both periods. The increase in interest expense for the three and nine months ended September 30, 2015 compared with the same periods in 2014 was also attributable to a decrease of $0.5 million and $1.4 million, respectively, in capitalized interest expense, which was due to placing 440 First Street, NW in service in the fourth quarter of 2014. We anticipate interest expense will be higher in 2015 compared with 2014 as a result of higher overall outstanding debt balances and lower capitalized interest expense.

Interest and other income are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$995	$1,684	$5,797	$5,112	$(689)	(41)%	$685	13%

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. We provided the owners of America’s Square a $30.0 million mezzanine loan in April 2011. We received a yield maintenance payment of $2.4 million with the prepayment of the loan, which is reflected within “Interest and other income” for the nine months ended September 30, 2015 in our consolidated statements of operations.

We anticipate that interest and other income will remain relatively flat for the remainder of 2015 compared with 2014, as the yield maintenance payment of $2.4 million associated with the prepayment of the America's Square mezzanine loan in February 2015 will primarily offset the reduction in interest income as a result of the loan’s prepayment.

Equity in earnings of affiliates is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$432	$412	$1,235	$385	$20	5%	$850	NM

Equity in earnings of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest.

The increase in income from our unconsolidated joint ventures for the three and nine months ended September 30, 2015 compared with the same periods in 2014 was primarily due to an increase in income from Prosperity Metro Plaza and 1750 H Street, NW, which was due to an increase in occupancy at the properties.

Gain on sale of rental property is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$3,384	$—	$3,384	$21,230	$3,384	NM	$(17,846)	(84)%

On July 28, 2015, we sold Rumsey Center, a four-building, single-story business park, which is located in our Maryland reporting segment, totaling 135,000 square feet, for net proceeds of $15.0 million and reported a gain on sale of $3.4 million. We used a portion of the net proceeds from the sale of Rumsey Center to fund repurchases of our common shares and the remainder to repay a portion of the outstanding balance of our unsecured revolving credit facility.

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building business park located in Ashburn, Virginia, for net proceeds of $39.9 million and reported a gain on the sale of the property of $21.2 million in the second quarter of 2014. We used the net proceeds from the sale, together with available cash, to acquire 1775 Wiehle Avenue. The operating results and gain on the sale of the Corporate Campus at Ashburn Center are reflected in continuing operations in our consolidated statements of operations for the three and nine months ended September 30, 2014.

We did not record any other gain on sale of rental property within continuing operations during the three and nine months ended September 30, 2015 and 2014.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$—	$297	$(607)	$979	$(297)	(100)%	$(1,586)	NM

Discontinued operations for the periods presented reflect the Richmond Portfolio, which was classified within discontinued operations after our adoption of ASU 2014-08, due to our strategic shift away from the Richmond, Virginia market, as well as disposed properties that were classified as discontinued operations in previously filed consolidated financial statements prior to our adoption of ASU 2014-08. During the first quarter of 2015, we sold our Richmond Portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land for net proceeds of $53.8 million. We recorded a gain on the sale of the portfolio of $0.9 million during the first quarter of 2015. During the first quarter of 2015, we accelerated the amortization of deferred rent abatements, straight-line rents and leasing commissions, which were recorded on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the nine months ended September 30, 2015. As part of the sale of the Richmond Portfolio, we incurred $0.5 million of debt extinguishment charges related to debt that was encumbered by the sold properties.
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

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2015	2014	2015	2014	Change	Change	Change	Change
	$(38)	$131	$189	$(327)	$(169)	NM	$516	NM

Net (income) loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net income attributable to common shareholders of $0.9 million and net loss attributable to common shareholders of $4.1 million for the three and nine months ended September 30, 2015, respectively, and we had net loss attributable to common shareholders of $2.9 million and net income attributable to common shareholders of $7.3 million for the three and nine months ended September 30, 2014, respectively. The weighted average percentage of the common Operating Partnership units held by third parties was 4.3% for both the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within “Net (income) loss attributable to noncontrolling interests” in our consolidated statements of operations. The joint venture partners’ aggregate share of earnings in the operating results of our consolidated joint ventures was immaterial during both the three and nine months ended September 30, 2015 and 2014.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”), defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (property operating, and real estate taxes and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net income from our consolidated statements of operations is presented below. The Same Property NOI results exclude corporate-level expenses, as well as certain transactions, such as the collection of termination fees, as these items vary significantly period-over-period, thus impacting trends and comparability. Also, we eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

Comparison of the Three and Nine Months Ended September 30, 2015 with the Three and Nine Months Ended September 30, 2014

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	106	106	—	—	104	104	—	—
Same property revenues
Rental	$31,946	$31,019	$927	3.0	$88,307	$86,132	$2,175	2.5
Tenant reimbursements and other	7,421	7,306	115	1.6	23,189	22,250	939	4.2
Total same property revenues	39,367	38,325	1,042	2.7	111,496	108,382	3,114	2.9
Same property operating expenses
Property(2)	9,548	9,521	27	0.3	28,200	27,969	231	0.8
Real estate taxes and insurance	4,135	3,888	247	6.4	11,459	11,328	131	1.2
Total same property operating expenses	13,683	13,409	274	2.0	39,659	39,297	362	0.9
Same property net operating income	$25,684	$24,916	$768	3.1	$71,837	$69,085	$2,752	4.0
Reconciliation to net income:
Same property net operating income	$25,684	$24,916			$71,837	$69,085
Non-comparable net operating income	1,454	516			8,560	4,384
General and administrative expenses	(4,605)	(4,955)			(15,110)	(15,370)
Depreciation and amortization	(16,758)	(15,217)			(49,909)	(44,357)
Other(3)	(1,778)	(5,508)			(9,806)	2,220
Discontinued operations	—	297			(607)	979
Net income	$3,997	$49			$4,965	$16,941

	Weighted Average Occupancy For the Three Months Ended September 30,		Weighted Average Occupancy For the Nine Months Ended September 30,
	2015	2014	2015	2014
Same Properties	90.0%	87.8%	89.2%	87.5%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the three and nine months ended September 30, 2015 and 2014 exclude the operating results of the following non-comparable properties that were owned as of September 30, 2015: 440 First Street, NW, Storey Park, and 11 Dupont Circle, NW. Same property results for the nine months ended September 30, 2015 and 2014 also exclude 1401 K Street, NW and 1775 Wiehle Avenue.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)	Combines acquisition costs, impairment of rental property and total other expenses (income) from our consolidated statements of operations.

Same Property NOI increased $0.8 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Total same property revenues increased $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014, primarily due to an increase in occupancy. Total same property operating expenses increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 due to an increase in operating expenses related to higher occupancy.

Washington, D.C.
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	4	4	—	—	3	3	—	—
Same property revenues
Rental	$6,015	$5,521	$494	8.9	$14,451	$13,136	$1,315	10.0
Tenant reimbursements and other	2,090	2,085	5	0.2	5,934	5,879	55	0.9
Total same property revenues	8,105	7,606	499	6.6	20,385	19,015	1,370	7.2
Same property operating expenses
Property(2)	1,920	2,073	(153)	(7.4)	4,790	4,552	238	5.2
Real estate taxes and insurance	1,351	1,217	134	11.0	3,253	3,071	182	5.9
Total same property operating expenses	3,271	3,290	(19)	(0.6)	8,043	7,623	420	5.5
Same property net operating income:	$4,834	$4,316	$518	12.0	$12,342	$11,392	$950	8.3
Reconciliation to total property operating income:
Same property net operating income	$4,834	$4,316			$12,342	$11,392
Non-comparable net operating income	1,526	399			6,098	1,396
Total property operating income	$6,360	$4,715			$18,440	$12,788

	Weighted Average Occupancy For the Three Months Ended September 30,		Weighted Average Occupancy For the Nine Months Ended September 30,
	2015	2014	2015	2014
Same Properties	93.9%	88.2%	96.0%	90.8%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the three and nine months ended September 30, 2015 and 2014 exclude the operating results of the following non-comparable properties that were owned as of September 30, 2015: 440 First Street, NW, Storey Park, and 11 Dupont Circle, NW. Same property results for the nine months ended September 30, 2015 and 2014 also exclude 1401 K Street, NW.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.5 million and $1.0 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. For the three and nine months ended September 30, 2015, total same property revenues increased $0.5 million and $1.4 million, respectively, compared with the same periods in 2014 as a result of an increase in occupancy at both 1211 Connecticut Avenue, NW and 840 First Street, NE. Total same property operating expenses slightly decreased for the three months ended September 30, 2015 compared with the same period in 2014 due to a decrease in anticipated bad debt reserves, which was partially offset by an increase in real estate taxes, due to higher property assessments. Total same property operating expenses increased $0.4 million for the nine months ended September 30, 2015 compared with the same period in 2014 due to an increase in real estate taxes due to higher property assessments.

Maryland
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	34	34	—	—	34	34	—	—
Same property revenues
Rental	$8,961	$8,786	$175	2.0	$26,510	$26,113	$397	1.5
Tenant reimbursements and other	1,362	1,530	(168)	(11.0)	5,290	5,032	258	5.1
Total same property revenues	10,323	10,316	7	0.1	31,800	31,145	655	2.1
Same property operating expenses
Property(2)	2,318	2,175	143	6.6	8,379	7,726	653	8.5
Real estate taxes and insurance	882	850	32	3.8	2,592	2,642	(50)	(1.9)
Total same property operating expenses	3,200	3,025	175	5.8	10,971	10,368	603	5.8
Same property net operating income	$7,123	$7,291	$(168)	(2.3)	$20,829	$20,777	$52	0.3
Reconciliation to total property operating income:
Same property net operating income	$7,123	$7,291			$20,829	$20,777
Non-comparable net operating income (loss)	92	367			676	1,401
Total property operating income	$7,215	$7,658			$21,505	$22,178

	Weighted Average Occupancy For the Three Months Ended September 30,		Weighted Average Occupancy For the Nine Months Ended September 30,
	2015	2014	2015	2014
Same Properties	91.6%	89.6%	91.0%	88.0%

(1)	Same property comparisons are based upon those consolidated properties owned or in-service for the entirety of the periods presented.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties decreased $0.2 million for the three months ended September 30, 2015 compared with the same period in 2014 and increased $0.1 million for the nine months ended September 30, 2015 compared with the same period in 2014. Total same property revenues slightly increased for the three months ended September 30, 2015 and increased $0.7 million for the nine months ended September 30, 2015 compared with the same periods in 2014 due to an increase in occupancy. Total same property operating expenses increased $0.2 million for the three months ended September 30, 2015 compared with the same period in 2014 due to an increase in operating expenses related to higher occupancy. Total same property operating expenses increased $0.6 million for the nine months ended September 30, 2015 compared with the same period in 2014 due to an increase in anticipated bad debt reserves. Total same property operating expenses also increased for the nine months ended September 30, 2015 compared with the same period in 2014 due to an increase in snow and ice removal costs in the first quarter of 2015.

Northern Virginia
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	49	49	—	—	48	48	—	—
Same property revenues
Rental	$10,942	$10,962	$(20)	(0.2)	$29,535	$29,434	$101	0.3
Tenant reimbursements and other	2,770	2,348	422	18.0	8,443	7,559	884	11.7
Total same property revenues	13,712	13,310	402	3.0	37,978	36,993	985	2.7
Same property operating expenses
Property(2)	3,286	2,981	305	10.2	9,519	9,293	226	2.4
Real estate taxes and insurance	1,284	1,228	56	4.6	3,811	3,925	(114)	(2.9)
Total same property operating expenses	4,570	4,209	361	8.6	13,330	13,218	112	0.8
Same property net operating income	$9,142	$9,101	$41	0.5	$24,648	$23,775	$873	3.7
Reconciliation to total property operating income:
Same property net operating income	$9,142	$9,101			$24,648	$23,775
Non-comparable net operating income	(59)	(141)			2,100	1,927
Total property operating income	$9,083	$8,960			$26,748	$25,702

	Weighted Average Occupancy For the Three Months Ended September 30,		Weighted Average Occupancy For the Nine Months Ended September 30,
	2015	2014	2015	2014
Same Properties	86.8%	85.9%	86.3%	85.4%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the nine months ended September 30, 2015 and 2014 exclude the operating results of the following non-comparable property that was owned as of September 30, 2015: 1775 Wiehle Avenue.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties slightly increased for the three months ended September 30, 2015 compared with the same period in 2014 and increased $0.9 million for the nine months ended September 30, 2015 compared with the same period in 2014. Total same property revenues increased $0.4 million and $1.0 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 as a result of an increase in occupancy at Atlantic Corporate Park. Total same property operating expenses increased $0.4 million and $0.1 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 due to an increase in operating expenses related to higher occupancy.

Southern Virginia
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Number of buildings(1)	19	19	—	—	19	19	—	—
Same property revenues
Rental	$6,028	$5,750	$278	4.8	$17,811	$17,449	$362	2.1
Tenant reimbursements and other	1,199	1,343	(144)	(10.7)	3,522	3,780	(258)	(6.8)
Total same property revenues	7,227	7,093	134	1.9	21,333	21,229	104	0.5
Same property operating expenses
Property(2)	2,024	2,292	(268)	(11.7)	5,512	6,398	(886)	(13.8)
Real estate taxes and insurance	618	593	25	4.2	1,803	1,690	113	6.7
Total same property operating expenses	2,642	2,885	(243)	(8.4)	7,315	8,088	(773)	(9.6)
Same property net operating income	$4,585	$4,208	$377	9.0	$14,018	$13,141	$877	6.7
Reconciliation to total property operating income:
Same property net operating income	$4,585	$4,208			$14,018	$13,141
Non-comparable net operating loss	(105)	(109)			(314)	(340)
Total property operating income	$4,480	$4,099			$13,704	$12,801

	Weighted Average Occupancy For the Three Months Ended September 30,		Weighted Average Occupancy For the Nine Months Ended September 30,
	2015	2014	2015	2014
Same Properties	92.0%	88.6%	90.0%	89.2%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties increased $0.4 million and $0.9 million for three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Total same property revenues increased $0.1 million for both the three and nine months ended September 30, 2015 compared with the same periods in 2014 as a result of an increase in occupancy at both Crossways Boulevard and Greenbrier Circle. Total same property operating expenses decreased $0.2 million and $0.8 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 primarily due to a decrease in anticipated bad debt reserves.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities. As previously disclosed, we sold the Richmond Portfolio in the first quarter of 2015 for net proceeds of $53.8 million, which reflected the prepayment of $3.7 million of mortgage and other indebtedness secured by the properties, including $0.5 million of associated prepayment penalties. The majority of the remaining net proceeds from the sale were used to repay $48.0 million of the outstanding balance under our unsecured revolving credit facility. On July 28, 2015, we sold Rumsey Center, a four-building, single-story business park totaling 135,000 square feet, which is located in Columbia, Maryland, for net proceeds of $15.0 million. We used a portion of the net proceeds from the sale of Rumsey Center to fund the repurchase our common shares and the remainder to repay a portion of the outstanding balance of our unsecured revolving credit facility.

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. During the three months ended September 30, 2015, we repurchased 924,198 shares at a weighted-average share price of $10.99 for a total purchase price of $10.2 million. As of the date of this filing, we are authorized to repurchase an additional 4.1 million of our common shares. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time.

As previously disclosed, after thorough evaluation and discussion with the Board or Trustees, we implemented a plan designed to improve performance and create shareholder value by commencing a process to accelerate the sale of at least $200 million of assets. We are exploring the sale of Storey Park, as well as non-core assets and those assets where we feel we have maximized value. We intend to utilize the proceeds from dispositions to repurchase common shares under our share repurchase program, redeem our 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares, in whole or in part, beginning in late January 2016 and/or repay outstanding indebtedness.

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

At September 30, 2015, we had $155.0 million outstanding under our unsecured revolving credit facility. On July 21, 2015, we repaid $64.2 million of consolidated mortgage debt with a draw under our unsecured revolving credit facility. As of the date of this filing, we had $155.0 million outstanding and $142.0 million of availability under our unsecured revolving credit facility. In the next 12 months, we have a $32.2 million construction loan maturing, which has two one-year extension options at our discretion and has a borrowing capacity of up to $43.5 million. We also have a $22.0 million land loan maturing, which has a one-year extension option at our discretion. We can repay all or a portion of both the construction and land loan, without penalty, at any time during the term of the applicable loan.

We own three single-tenant buildings that have leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right and vacating the building in March of 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, and CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, have leases that are scheduled to expire on July 31, 2016 and December 31, 2016, respectively; however, these tenants have not yet indicated whether they intend to renew or terminate their respective leases. We are currently evaluating various strategies, including renewal discussions with the respective tenants at 500 First Street and One Fair Oaks, with the ultimate goal of achieving the best possible outcome upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these renewal discussions or the alternative strategies for such properties.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 9.4% of our annualized cash basis rent is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of September 30, 2015, we were in compliance with the covenants of our unsecured term loan, unsecured revolving credit facility, the 440 First Street Construction Loan, the Northern Virginia Construction Loan and Storey Park land loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at September 30, 2015 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan, Construction Loans and Storey Park Land Loan

Covenants	Quarter Ended September 30, 2015	Covenant
Consolidated Total Leverage Ratio(1)	47.8%	≤ 60%
Tangible Net Worth(1)	$901,898	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.24x	≥ 1.50x
Maximum Dividend Payout Ratio	66.6%	≤ 95%
Restricted Investments:
Joint Ventures	5.6%	≤ 15%
Real Estate Assets Under Development	1.1%	≤ 15%
Undeveloped Land	1.0%	≤ 5%
Structured Finance Investments	2.0%	≤ 5%
Total Restricted Investments	4.0%	≤ 25%
Restricted Indebtedness:
Maximum Secured Debt	20.9%	≤ 40%
Unencumbered Pool Leverage(1)	43.6%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.73x	≥ 1.75x

(1)
These are the only covenants that apply to our 440 First Street, NW construction loan, Northern Virginia Construction Loan and our Storey Park land loan and, in each case, are calculated in accordance with the amended and restated unsecured revolving credit facility.

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

Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Change
Net cash provided by operating activities	$42,740	$45,414	$(2,674)
Net cash provided by (used in) investing activities	51,544	(108,779)	160,323
Net cash (used in) provided by financing activities	(94,732)	66,618	(161,350)

Net cash provided by operating activities decreased $2.7 million for the nine months ended September 30, 2015 compared with the same period in 2014, primarily due to the timing of cash payments and receipts, as we had an increase in straight-line rents and a decrease in rents received in advance. The decrease in net cash provided by operating activities was partially offset by an increase in net operating income for the nine months ended September 30, 2015 compared with the same period in 2014, which was due to higher occupancy in our portfolio.

Net cash provided by investing activities was $51.5 million for the nine months ended September 30, 2015 compared with cash used in investing activities of $108.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received aggregate net proceeds of $71.9 million from the sale of Rumsey Center and the sale of the Richmond Portfolio, which does not include cash used to prepay $3.2 million of mortgage and other indebtedness debt secured by the Richmond Portfolio. For the nine months ended September 30, 2014, we acquired three properties for an aggregate purchase price of $150.7 million, which excludes the assumption of a $37.3 million mortgage loan, and sold four properties for aggregate net proceeds of $85.3 million. During the nine months ended September 30, 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The proceeds from the loan repayment were used to pay down a portion of the outstanding balance of our unsecured revolving credit facility. For the nine months ended September 30, 2014, we used cash to fund a $9.0 million increase in the existing mezzanine loan to the owners of 950 F Street, NW, which was provided by a draw under our unsecured revolving credit facility. The increase in cash provided by investing activities for the nine months ended September 30, 2015 compared with the same period in 2014 was partially offset by a $15.1 million combined increase in cash used for construction activities and additions to rental property and furniture, fixtures and equipment, which was primarily driven by tenant improvement costs at Atlantic Corporate Park in our Northern Virginia region, as well as costs incurred for the to-be-constructed 167,000 square foot office building that is currently in development in Northern Virginia.

Net cash used in financing activities was $94.7 million for the nine months ended September 30, 2015 compared with net cash provided by financing activities of $66.6 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we incurred $181.0 million of debt and repaid $226.2 million of outstanding debt, and during the nine months ended September 30, 2014, we issued $209.8 million of debt and the repaid $106.1 million of outstanding debt. The increase in net cash used in financing activities for the nine months ended September 30, 2015 also includes $10.2 million of cash used to repurchase 0.9 million common shares during the third quarter of 2015.

Contractual Obligations

As of September 30, 2015, we had contractual construction in progress obligations, which included amounts accrued at September 30, 2015, of $22.1 million. The amount of contractual construction in progress obligations are primarily related to development activities for the to-be-constructed building in our Northern Virginia reporting segment. As of September 30, 2015, we had contractual rental property and furniture, fixtures and equipment obligations of $10.5 million outstanding, which included amounts accrued at September 30, 2015. The amount of contractual rental property and furniture, fixtures and equipment obligations at September 30, 2015 included significant tenant improvement costs for leases at both the to-be-constructed building at our development project in Northern Virginia and at Cedar Hill, which are both located in our Northern Virginia reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of September 30, 2015, we remained liable to those local municipalities for $2.6 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of September 30, 2015.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of September 30, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests, some of which are owned by two of our executive officers and one of our trustees each of whom contributed certain properties and other assets to us upon our formation, and the remainder of which are owned by other unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of our Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended; and (iv) such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “—Financial Covenants” above and “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 for additional information regarding the financial covenants.

Dividends

On October 27, 2015, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend will be paid on November 16, 2015 to common shareholders of record as of November 9, 2015. We also declared a dividend of $0.484375 per share on our Series A Preferred Shares. The dividend will be paid on November 16, 2015 to preferred shareholders of record as of November 9, 2015.

Funds From Operations

Funds from operations (“FFO”), which is a non-GAAP measure used by many investors and analysts that follow the public real estate industry, represents net income (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding gains (losses) on sales of rental property and impairments of rental property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We also exclude from our FFO calculation, the impact related to third parties from our consolidated joint venture. FFO available to common shareholders is calculated as FFO less accumulated dividends on our preferred shares for the applicable periods presented.

We consider FFO and FFO available to common shareholders useful measures of performance for an equity real estate investment trust (“REIT”) as they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of rental property diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by investors and analysts. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may differ from the methodology for calculating FFO, or similarly title measures, utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share. FFO available to common shareholders is calculated as FFO less accumulated dividends on our preferred shares for all periods presented.

Our presentation of FFO in accordance with the NAREIT’s definition should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO and FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to First Potomac Realty Trust	$3,959	$180	$5,154	$16,614
Less: Dividends on preferred shares	(3,100)	(3,100)	(9,300)	(9,300)
Net income (loss) attributable to common shareholders	859	(2,920)	(4,146)	7,314
Add: Depreciation and amortization:
Rental property	16,758	15,217	49,909	44,357
Discontinued operations	—	783	1,222	2,853
Unconsolidated joint ventures	1,006	1,004	3,049	3,307
Impairment of rental property(1)	—	—	—	3,956
Gain on sale of rental property(2)	(3,384)	—	(4,241)	(22,568)
Net income (loss) attributable to noncontrolling interests in the Operating Partnership	38	(131)	(186)	327
FFO available to common shareholders and unitholders	15,277	13,953	45,607	39,546
Dividends on preferred shares	3,100	3,100	9,300	9,300
FFO	$18,377	$17,053	$54,907	$48,846
Weighted average common shares and Operating Partnership units outstanding – diluted	60,664	60,882	60,857	60,839

(1)
Impairment charges of $4.0 million are included in continuing operations in our consolidated statements of operations for the nine months ended September 30, 2014 related to the sale of four buildings at Owings Mills Business Park.

(2)
Includes gains on the sale of property that are classified within continuing operations and gains on the sale of property that are classified within discontinued operations in our consolidated statements of operations. For more information, see note 7 - Dispositions.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. In the normal course of business, we are exposed to the effect of interest rate changes. We have historically entered into derivative agreements to mitigate a portion of our exposure to unexpected changes in interest. Market risk refers to the risk of loss from adverse changes in market interest rates. We periodically use derivative financial instruments to seek to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We intend to enter into derivative agreements only with counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency.

We had $768.2 million of debt outstanding at September 30, 2015, of which $249.8 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $218.4 million, was unhedged variable rate debt that consisted of $155.0 million under the unsecured revolving credit facility, a $22.0 million loan that encumbers the Storey Park land, a $32.2 million outstanding balance under the 440 First Street Construction Loan and a $9.2 million outstanding balance under the Northern Virginia Construction Loan. At September 30, 2015, both the Storey Park land loan and the 440 First Street Construction Loan had a contractual interest rate of LIBOR plus 2.50%, and the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At September 30, 2015, LIBOR was 0.19%. A change in interest rates of 1% would result in an increase or decrease of $2.2 million in interest expense on our unhedged variable rate debt on an annualized basis.

The table below summarizes our interest rate swap agreements as of September 30, 2015 (dollars in thousands):

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of September 30, 2015, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of September 30, 2015, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, 11,508 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the nine months ended September 30, 2015.

Issuer Purchases of Equity Securities

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During the quarter ended September 30, 2015, we repurchased 924,198 shares at a weighted-average share price of $10.99. As of the date of this release, we had 57.8 million common shares outstanding.

The following table summarizes all of the repurchases during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2015 through July 31, 2015	—	$—	N/A	5,000,000
August 1, 2015 through August 31, 2015	529,405	11.32	529,405	4,470,595
September 1, 2015 through September 30, 2015	394,793	10.56	394,793	4,075,802
Total	924,198	$10.99	924,198	4,075,802

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

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: October 29, 2015	/s/ Douglas J. Donatelli
Douglas J. Donatelli
Chief Executive Officer

Date: October 29, 2015	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President and Chief Financial Officer