Form 10-K
period 2015-12-31
FIRST POTOMAC REALTY TRUST
filed 2016-02-22
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-31824

FIRST POTOMAC REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	37-1470730
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)    YES  ☐    NO  ☒
The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2015, held by those persons deemed by the registrant to be non-affiliates was $593,839,177.
As of February 18, 2016, there were 58,101,756 common shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding the execution of our strategic plan, potential dispositions and the timing of such dispositions, within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Certain factors that could cause actual results, performance or achievements to differ materially from the Company’s expectations include, among others, the following:

•	changes in general or regional economic conditions;

•	the Company’s ability to timely lease or re-lease space at current or anticipated rents;

•	changes in interest rates;

•	changes in operating costs;

•	the Company’s ability to complete dispositions and acquisitions on acceptable terms, or at all;

•	the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates;

•	the Company’s ability to maintain financial covenant compliance under its debt agreements;

•	the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	any impact of the informal inquiry initiated in 2012 by the U.S. Securities and Exchange Commission (the “SEC”);

•	the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and

•
other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and such factors may be updated from time to time in the Company’s filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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

References in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We are a leader in the ownership, management, redevelopment and development of office and business park properties in the greater Washington, D.C. region. Our focus is owning and operating properties that we believe can benefit from our market knowledge and intensive operational skills, with a focus on increasing their profitability and value. Our portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At December 31, 2015, we wholly owned or had a controlling interest in properties totaling 7.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development. Our consolidated properties were 90.3% occupied by 454 tenants at December 31, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties.

For the year ended December 31, 2015, we had consolidated total revenues of $172.8 million and consolidated total assets of $1.5 billion. Financial information related to our four reporting segments is set forth in note 17, Segment Information, to our consolidated financial statements.

Our corporate headquarters are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814, and we believe our current space is sufficient to meet our current needs. We do not own the building in which we lease space for our corporate headquarters. As of December 31, 2015, we had four other offices for our property management operations, which occupy approximately 26,000 square feet within buildings we own.

Our History

The Operating Partnership was formed in 1997 to focus on the acquisition, development and redevelopment of industrial properties and business parks, primarily in the suburban markets of the greater Washington, D.C. region. The Company was formed as a Maryland trust in 2003, and we completed our initial public offering in October 2003. At December 31, 2003, we owned properties totaling 2.9 million square feet and had total assets of $244.1 million. By the beginning of 2010, we had grown our portfolio to over 12 million square feet and had total assets of $1.1 billion. In 2010, we entered the office market in Washington, D.C., with the acquisition of four office properties, including one property purchased through an unconsolidated joint venture, and thereafter continued our focus on acquiring office properties. We provided an updated strategic and capital plan in 2013, which, among other things, included a capital recycling strategy to divest of lower quality assets. During 2013, we sold the majority of our industrial portfolio and decided to strategically focus on office properties and business parks. Consistent with our capital recycling strategy, in 2015, we announced our intention to accelerate the sale of at least $200 million in assets. As of December 31, 2015, we sold two properties for aggregate net proceeds of $57.3 million, and we anticipate completing the remaining property sales pursuant to the previously announced plan to sell $200 million of assets in the first half of 2016. However, we can provide no assurances regarding the timing or pricing of the property sales, or that such sales will occur at all.

Strategic Plan

We completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we are now implementing our strategic plan to de-risk the portfolio, de-lever the balance sheet and maximize asset values (the “Strategic Plan”). The key action items include:

•	Improve our portfolio composition by increasing the disposition of non-core assets from $200 million to approximately $350 million.

•	Address upcoming lease expirations through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland Corporate Center, and the future sale of One Fair Oaks.

•
Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time, and extending our debt maturities to better match our capital structure with our assets.

•	Manage our cost structure by reducing normalized corporate overhead and general and administrative expenses.

•	Reduce our targeted annualized common share dividend from $0.60 to $0.40.

Description of Business

We have used our management team’s knowledge of and experience in the greater Washington, D.C. region to transform us into a leading owner and operator of office and business park properties in the region. We believe that we are well positioned for growth given our operational capabilities in the region and access to capital, together with the large number of properties that we believe meet our investment criteria.

Our investment strategy focuses on properties in our target markets that generally meet the following investment criteria:

•	high barrier-to-entry submarkets;

•	amenity rich and transportation friendly;

•	institutional quality, demonstrating liquidity in most points of the real estate cycle;

•	known employment areas; and/or

•	in-place cash flow.

We use our depth of local market knowledge to identify and opportunistically acquire and redevelop office buildings and business park properties. We also believe that our operational capabilities for professional property management and our transparency as a public company allow us to attract high-quality tenants to the properties that we acquire, leading, in some cases, to increased profitability and value for our properties. We also target properties that we believe can be converted, in whole or in part, to a higher use.

Significant 2015 Activity

•	Increased occupied percentage to 90.3% from 87.9% at December 31, 2014, which is the highest level of occupancy achieved since the second quarter of 2005.

•	Generated $126.0 million of aggregate net proceeds from property dispositions, $57.3 million of which were sold as part of our previously announced plan to sell at least $200 million of assets.

•
Amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan to increase borrowing capacity, extend the applicable maturities, reduce interest rate spreads for each, provide financial flexibility and more closely align our covenant package with our Strategic Plan.

•	Appointed Robert Milkovich as President and Chief Executive Officer and elected Mr. Milkovich to the Board of Trustees.

•	Separated the roles of the Chairman of the Board of Trustees and Chief Executive Officer and appointed our then lead independent trustee, Terry L. Stevens, as Chairman.

•	Continued to strengthen our independent Board of Trustees with the addition of James P. Hoffmann to our Board.

Our total assets were $1.5 billion at December 31, 2015 compared with $1.6 billion at December 31, 2014.

Competitive Advantages

We believe that our business strategy and operating model distinguish us from other owners, operators and acquirers of rental property in a number of ways, which include:

•	Experienced Management Team. Our executive officers have over 50 years of cumulative real estate experience in the greater Washington, D.C. region.

•
Focused Strategy. We focus primarily on high-quality, multi-story office properties in the greater Washington, D.C. region. We believe that the greater Washington, D.C. region historically has been one of the largest, most stable markets in the U.S. for assets of this type.

•
Value-Add Management Approach. Through our hands-on approach to management, leasing, renovation and repositioning, we endeavor to add significant value to the properties that we acquire by improving tenant quality and increasing occupancy rates and net rent per square foot.

•
Local Market Knowledge. We have established relationships with local real estate owners, the brokerage community, prospective tenants and property managers in our markets. We believe that our market knowledge enhances our efforts to identify attractive acquisition opportunities and lease space in our properties.

•
Diverse Tenant Mix. We believe our tenant base is highly diverse. Approximately 49.9% of our annualized cash basis rent is generated from our 25 largest tenants, and our largest 100 tenants generate approximately 74% of our annualized cash basis rent. The balance of our tenants, which is comprised of over 300 different companies, generates the remaining 26% of our annualized cash basis rent. We believe that our diversified tenant base provides a desirable mix of stability, diversity and growth potential.

Our Markets

We operate, acquire, develop and redevelop, office and business park properties in the greater Washington, D.C. region. Within this area, our primary market is the Washington, D.C. metropolitan statistical area (“MSA”), which includes Washington D.C., Northern Virginia and suburban Maryland. Additionally we own and operate office and business park properties in the Virginia Beach-Norfolk-Newport News MSA, where our Southern Virginia properties are located, as well as in the Baltimore-Columbia-Towson MSA where the remainder of our Maryland properties are located (Annapolis and Columbia). We derive approximately 75.1% of our annualized cash basis rent from the Washington, D.C. MSA, 18.7% from Virginia Beach-Norfolk-Newport News MSA, and the remaining 6.2% of our annualized cash basis rent comes from properties within the Baltimore-Columbia-Towson MSA.

According to data from Transwestern, a commercial real estate services provider, the Washington, D.C. MSA contains approximately 421 million square feet of office property and is the third largest office market in the country behind New York and Los Angeles. The Washington, D.C. MSA office market totaled 1.9 million square feet of positive net absorption during 2015. The region also contains approximately 400 million square feet of flex/business park/industrial property, which is the smallest amongst the nation’s largest metro areas.

The Washington, D.C. MSA was the fifth largest job market in the United States behind New York, Los Angeles, Chicago, and Dallas. Through November 2015, the D.C. MSA added more than 61,900 jobs, primarily in professional & business services, education and health, state and local government, and construction, according to the Transwestern / Delta Associates’ publication “TrendLines 2016, Trends in Washington Commercial Real Estate: A Region in Transition”. The publication also stated that the Washington, D.C. MSA is estimated to add an annual average of 54,500 jobs from 2016 to 2020, with private sector firms leading the way. As of November 2015, the Washington D.C. MSA had an unemployment rate of 4.1%, which continues to be the lowest unemployment rate among the nation’s largest metro areas, according to the Transwestern / Delta Associates’ publication.

The Virginia Beach-Norfolk-Newport News MSA is our second largest market when measured by annualized cash basis rent and square footage. We own approximately 2 million square feet in the region and derive 18.7% of our annualized cash basis rent from the market. Norfolk is home to the largest military installation in the world, according to the United States Navy, and remains heavily invested in the defense and shipping industries, as it is the only NATO command on U.S. soil. In addition, the Norfolk port is the third largest port on the East Coast of the United States, has the deepest, obstruction-free channels available on the East Coast, and is the only East Coast port with Congressional authorization for 55-foot depth channels, according to the Virginia Port Authority.

Within our Northern Virginia portfolio, we own 945,745 square feet of properties that are currently under contract, and derive 8.3% of our annualized cash basis rent from those properties. The Northern Virginia properties that are currently under contract include Enterprise Center, Gateway Centre Manassas, Herndon Corporate Center, Linden Business Center, Prosperity Business Center, Reston Business Campus, Van Buren Office Park, and Windsor at Battlefield (collectively, the “NOVA Non-Core Portfolio”) and in the aggregate are comprised of 26 buildings. The sale is expected to be completed in the first half of 2016 for anticipated net proceeds of approximately $90 million; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

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

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of rental property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for natural resource damages, personal injury, property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken. These costs may be substantial, and can exceed the fair value of the property. The presence of contamination or the failure to properly remediate contamination on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment in a property.

Federal and state regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials. Federal, state and local environmental laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling, exposure to or a release to the environment of asbestos-containing materials.

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

We believe that our properties are in compliance in all material respects with all federal, state and local environmental laws and regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material non-compliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of our properties. See Item 1a, Risk Factors, for more information regarding potential environmental liabilities.

Employees

We had 145 employees as of February 19, 2016. We believe that relations with our employees are good.

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet Web site (www.first-potomac.com). All of these reports are made available on our Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Finance and Investment, Compensation, and Nominating and Governance Committees of our Board of Trustees are also available on our Web site at www.first-potomac.com under the section “Investors—Corporate Governance”, and are available in print to any shareholder upon written request to First Potomac Realty Trust, c/o Investor Relations, 7600

Wisconsin Avenue, 11th Floor, Bethesda, MD 20814. The information on or accessible through our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

ITEM 1A. RISK FACTORS

An investment in our common or preferred shares involves various risks, including the risk that an investor might lose its entire investment. The following discussion concerns the material risks associated with our business. These risks are interrelated and should be considered collectively. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our security holders. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

Substantially all of our properties are located in the greater Washington, D.C. region, making us vulnerable to changes in economic, regulatory or other conditions in that region that could have a material adverse effect on our results of operations.

Substantially all of our properties are located in the greater Washington, D.C. region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the greater Washington, D.C. region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly adversely affect our profitability and our ability to satisfy our financial obligations. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our results of operations. For example, the U.S. Government, which has a large presence in our markets, accounted for 12% of our total annualized cash basis rent as of December 31, 2015, and the U.S. Government combined with government contractors accounted for 24% of our total annualized cash basis rent as of December 31, 2015. Therefore, we are directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In particular, the office market in the Washington, D.C. metropolitan area has been negatively impacted by uncertainty regarding the potential for significant reductions in spending by the U.S. Government. In addition to actual economic conditions, investor perception of risks associated with real estate in the Washington, D.C. metropolitan area as a result of its perceived dependence on the U.S. Government, and the impact of sequestration (defined below), may make potential investors less likely to invest in our shares, which could have a material adverse effect on the price of our shares.

We may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the greater Washington, D.C. region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

Approximately 9.5%, 16.7% and 9.5% of our annualized cash basis rent is scheduled to expire in 2016, 2017 and 2018, respectively. In particular, we own three single-tenant buildings that have leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). Together, these three leases represent approximately $13 million of annual net operating income. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. In addition, as discussed in the risk factor titled “A decrease in federal government spending, or the threat thereof, as a result of sequestration cuts or otherwise, could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties”, our leases with the U.S. Government include favorable tenant termination provisions. For example, in October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road, that it will be exercising its early termination right and vacating the building in March of 2017. In addition, the Bureau of Prisons, which fully leases 500 First Street, NW, and CACI International, which fully leases One Fair Oaks, have leases that are scheduled to expire on July 31, 2016 and December 31, 2016, respectively. While these tenants have not yet formally indicated whether they intend to renew or terminate their respective leases, we are currently proceeding on the assumption that these leases will terminate. As such, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks, gauging new tenant interest to lease these properties and engaging in short-term renewal discussions with the respective tenants, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for properties with expiring leases.

A decrease in federal government spending, or the threat thereof, as a result of sequestration cuts or otherwise, could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties.

The U.S. Government accounted for 12% of our total annualized cash basis rent as of December 31, 2015, and the U.S. Government combined with government contractors accounted for 24% of our total annualized cash basis rent as of December 31, 2015. A significant reduction in federal government spending could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the greater Washington, D.C. region, particularly the Washington, D.C. and Norfolk, VA metropolitan areas, are significantly dependent upon the level of federal government spending in the region, and uncertainty regarding the potential for future reduction in government spending could also decrease or delay leasing activity from the U.S. Government and government contractors. Moreover, the Budget Control Act, which was passed in 2011 and imposed caps on the federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years (commonly referred to as “sequestration”), has fueled further uncertainty regarding future government spending reductions. The reductions in U.S. federal government spending imposed by the Budget Control Act went into effect on March 1, 2013, which lead to significant reductions in U.S. federal government spending in 2013 through 2015, with similar cuts scheduled through 2021. Overall, the sequester imposed by the Budget Control Act lowers spending by a total of approximately $1.1 trillion versus pre-sequester levels over the period from 2013 to 2021. As a result of the scheduled reductions in U.S. federal government spending, there could be negative economic changes in our region, which could adversely impact the ability of our tenants to perform their financial obligations under our leases or decrease the likelihood of their lease renewal. In addition, some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which established minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from reductions in federal government spending, exercise of the government’s contractual termination rights, our inability to comply with the UFC standards or for any other reason would have a material adverse effect on our results of operations. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and materially adversely affect our results of operations and ability to make distributions to our security holders.

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

One aspect of our Strategic Plan includes focusing on our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of properties that are no longer a strategic fit. This phase of the business plan would reduce the size of our overall portfolio and increase the concentration of our portfolio in office properties. If the proceeds of the dispositions contemplated under our Strategic Plan are not what we expect, or if we cannot timely and effectively deploy the proceeds, there could be a material adverse effect on our results of operations and financial condition.

One aspect of our Strategic Plan includes focusing on our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of those properties that are no longer a strategic fit, properties in submarkets where we do not have asset concentration or operating efficiencies and/or properties where we believe we cannot further maximize value. We then intend to use the proceeds generated from the disposition of those properties to, among other things, repay outstanding indebtedness, reposition or redevelop certain properties where we believe we can increase profitability, redeem our 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”), repurchase common shares and, over the long term, acquire additional high-quality office properties in the Washington, D.C. metropolitan region. We can provide no assurance that we will be able to dispose of properties under our business plan for the amounts of proceeds we expect, or at all. In addition, if we are able to dispose of those properties, we can provide no assurance that we will be able to use the capital in a timely or more efficient manner. Furthermore, although we intend to acquire additional office properties in the future, it is not the focus of our near-term Strategic Plan (although we will pursue opportunistic acquisitions as and when appropriate). In addition, we face significant competition for acquisitions in the office market and we may not be able or have the opportunity to make suitable investments on favorable terms. As such, we may not currently, or in the future be able to, adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the redevelopment or acquisition of properties. The failure to dispose of properties under our business plan, or to timely and more efficiently apply the proceeds from any disposition of properties could have a material adverse effect on our financial condition and results of operations.

Our strategic shift and decision to focus on office properties in the Washington, D.C. metropolitan region, together with our disposition of our industrial portfolio in 2013 and subsequent disposition of a significant portion of our business park properties, is subject to a number of risks, including that such disposition reduced the size of our overall portfolio and led to a further concentration of our portfolio in office properties.

Our strategic and capital plan announced in January 2013 called for the disposition of the majority of our industrial properties in a portfolio sale, and continued focus on office properties in the Washington, D.C. metropolitan region. At that time, the industrial portfolio represented 16% of the total revenues of our portfolio. We consummated the sale of our industrial portfolio in June 2013. One aspect of our Strategic Plan, announced in February 2016, contemplates disposing of those properties that are no longer a strategic fit (including a significant portion of our business park properties), properties in submarkets where we do not have asset concentration or operating efficiencies and/or properties where we believe we cannot further maximize value. As such, the size of our overall portfolio has been and may continue to be significantly reduced, and therefore any adverse developments at any one of our remaining properties may have a greater negative impact on our results of operations. Although we intend to acquire additional office properties in the future, we face significant competition for acquisitions in the office market and we may not be able or have the opportunity to make suitable investments on favorable terms. See “--We compete with other parties for tenants and property acquisitions.” As such, the resulting decrease in our net income attributable to the disposed properties likely will not be completely offset by income from the reinvestment of disposition proceeds. In addition, a further concentration of our portfolio in office properties exposes us to the risk of a downturn in the office market to a greater extent than if our portfolio remained more diversified in office, business park and industrial properties.

Illiquidity of real estate investments could significantly impede our ability to implement our Strategic Plan or respond to adverse changes in the performance of our properties, which may have a material adverse effect on our results of operations, financial condition and cash flow.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in order to execute our Strategic Plan or in response to adverse changes in the performance of such properties may be limited. One aspect of our Strategic Plan contemplates disposing of those properties that are no longer a strategic fit. In addition, the real estate market is affected by many factors that are beyond our control, including those described in the risk factor above under “Real estate investments are inherently risky, which could materially adversely affect our results of operations and cash flow.” We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Moreover, the REIT rules governing property sales and agreements that we may enter into with joint venture partners or contributors to our Operating Partnership not to sell certain properties for a period of time may interfere with our ability to dispose of properties on a timely basis without incurring significant additional costs.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We may also acquire properties that are subject to mortgage loans that may limit our ability to sell those properties prior to the applicable loan’s maturity. These factors and any others that would impede our ability to execute our business plan or to respond to adverse changes in the performance of our properties could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions with respect to, and the market price of, our securities.

Redevelopment, development and construction risks could materially adversely affect our results of operations and growth prospects.

One aspect of our Strategic Plan includes repositioning or redeveloping certain properties where we believe we can increase profitability. Our renovation, redevelopment, development and related construction activities may subject us to the following risks:

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

•	we may abandon development opportunities after we begin to explore them and, as a result, we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs; and

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

We intend to increase the size of our portfolio through acquisitions, redevelopments and developments, which initially may be dilutive and/or may not produce the returns that we expect, which could materially adversely affect our results of operations and growth prospects.

Our long-term business strategy contemplates expansion through acquisitions, redevelopments and developments (and in the short term, we may pursue opportunistic acquisitions as and when appropriate), which acquisitions initially may be dilutive to our net income. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates, as well as expected development costs and leasing costs. We have acquired, and in the future may acquire, properties not fully leased, and the cash flow from existing operations of such properties may be insufficient to pay the operating expenses and debt service associated with such properties until they are more fully leased at favorable rental rates. Moreover, operating expenses related to acquired properties may be greater than anticipated, particularly if we provide tenant improvements or other concessions or additional services in order to maintain or attract new tenants. We also may experience unanticipated costs or difficulties integrating newly acquired properties into our existing portfolio or hiring and retaining sufficient operational staff to manage such properties. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we projected (including, without limitation, as a result of tenant bankruptcies, increased tenant improvements and other concessions, increased capital expenditures, our inability to collect rents and higher than anticipated operating costs), thereby having a material adverse effect on our results of operations. This risk may be particularly pronounced for properties placed into development or acquired shortly before the recent economic downturn, where we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed.

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

Our long-term business strategy contemplates expansion primarily through acquisitions. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs and institutional investment funds (including foreign wealth funds), which may have better access to lower cost capital for the acquisition, development and leasing of properties. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future, which may impede our growth and have a material adverse effect on our results of operations. In addition, competition for acquisitions may significantly increase the purchase price and/or require us to, among other things, make concessions to sellers and/or agree to higher non-refundable deposits, which could require us to agree to acquisition terms less favorable to us.

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

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Our Storey Park development site is subject to a number of risks, including those related to financing, leasing, development and construction. Although we have entered into a contract, subject to a study period, to sell Storey Park, if we are unable to consummate such sale and are not then successful in finding an additional capital partner for the development of Storey Park, we will be carrying a significant investment in a non-income producing property, which could adversely affect our financial condition and cash flow.

The Greyhound lease at Storey Park terminated in August 2013 and we placed the property into development. Although we have entered into a contract, subject to a study period, to sell our investment in Storey Park, we can provide no assurance regarding the timing or pricing of such disposition, or that we will be able to dispose of our interest in Storey Park at all. If we do not dispose of our interest in Storey Park, we will continue to explore options related to this site, including bringing in an additional capital partner; however, we can provide no assurance that we will be successful in finding an additional capital partner for the development project. Additionally, we may be unable to engage an additional joint venture capital partner for the development of Storey Park without the consent of our current joint venture partner for that property. If we are unable to sell or reduce our risk by finding an additional capital partner, but we find a key tenant willing to commit to the property, we may consider undertaking the development project without an additional capital partner. Regardless of whether we find an additional capital partner, we may be unable to obtain financing on acceptable terms, or at all, the key tenant may fail to complete its obligations to us, or we may be unable to successfully redevelop the property within the time or cost we expect. Each of these risks, if realized, could adversely affect our financial condition and, in the event we elect to undertake the development project without an additional capital partner, we would bear the substantial majority (97%) of these risks and related costs.

In addition, the Storey Park development project is contemplated to be a “mixed-use” development, which means that, in addition to the development of office space, the project also includes space for residential, retail and other commercial purposes. We have limited experience in developing and managing residential real estate. As a result, we may seek to sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of residential real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a new joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks.

Further, until we are able to dispose of our interest in Storey Park or find an additional capital partner for the project, Storey Park is a sizable non-income producing property and we are required to cover interest payments on the debt secured by the property and other costs related to owning the property from other sources, which could have an adverse effect on our financial condition and cash flow.

Our degree of leverage may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects.

As of December 31, 2015, our total consolidated debt was $732.2 million, consisting principally of our mortgage debt and amounts outstanding under our consolidated credit agreement (including our unsecured revolving credit facility and unsecured term loans included therein). In addition, we will incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities. Our current degree of leverage, or an increase in our leverage levels, may make it difficult to obtain additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business through, among other things, acquisitions and developments, and a failure to refinance our existing debt as it matures could have a material adverse effect on our financial condition, liquidity and ability to make distributions to our shareholders. Our leverage levels also could make us more vulnerable to a downturn in business or the economy generally and may adversely affect the market price of our securities if an investment in our common or preferred shares is perceived to be more risky than an investment in our peers.

We face risks associated with the use of debt, including refinancing risk.

Our use of debt financing creates risks, including risks that:

•	our cash flow will be insufficient to make required payments of principal and interest, including balloon payments due at maturity;

•	we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

•	required debt payments will not be reduced if the economic performance of any property declines;

•	debt service obligations will reduce funds available for distribution to our security holders and funds available for acquisitions, development and redevelopment;

•	most of our secured debt obligations require the lender to be made whole to the extent we decide to pay off the debt prior to the maturity date; and

•
any default on our indebtedness, including as a result of a failure to maintain certain financial and operating covenants in our consolidated credit agreement, could result in acceleration of those obligations and possible cross defaults under other indebtedness and/or loss of property to foreclosure.

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

Our consolidated credit agreement (which contains our unsecured revolving credit facility and unsecured term loans), our construction loans and our Storey Park land loan contain certain and varying restrictions on the amount of debt we are allowed to incur and other restrictions and requirements on our operations (including, among other things, requirements to maintain a minimum tangible net worth and specified coverage ratios (e.g., a maximum of total indebtedness to gross asset value, a maximum of secured indebtedness to gross asset value, a minimum fixed charge coverage ratio (defined as the ratio of adjusted EBITDA to fixed charges), a maximum unencumbered leverage ratio (defined as the ratio of unsecured debt to the value of certain unencumbered properties) and a minimum unencumbered interest coverage ratio (defined as the ratio of the adjusted net operating income of certain unencumbered properties to interest expense on unsecured debt)) and other financial covenants, and limitations on our ability to make distributions, enter into joint ventures, develop properties and engage in certain business combination transactions). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” These restrictions, particularly if we are at or near the required ratios or thresholds, could prevent or inhibit our ability to make distributions to our shareholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to our company, which could adversely affect our financial condition and results of operations. Moreover, our continued ability to borrow under our revolving credit facility is subject to compliance with these financial and operating covenants and our failure to comply with such covenants could cause a default under the credit facility. Although we were in compliance with all of the financial and operating covenants of our outstanding debt agreements as of December 31, 2015, we can provide no assurance that we will be able to continue to comply with these covenants in future periods.

Our debt agreements also contain cross-default provisions that would be triggered if we are in default under other loans in excess of certain amounts. Moreover, even if a secured debt instrument is below the cross default threshold for non-recourse secured debt under our unsecured debt agreements, a default under such secured debt instrument may still cause a cross default under our unsecured debt agreements because such secured debt instrument may not qualify as “non-recourse” under the definition in our unsecured debt agreements. In the event of a default or cross default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions with respect to, and the market price of, our securities.

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

As of December 31, 2015, we had a consolidated credit agreement consisting of a $300 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility, a $32.2 million construction loan (440 First Street, NW), a $9.2 million construction loan (Northern Virginia build-to-suit), a $22.0 million land loan (Storey Park) and certain other debt, some of which is unhedged, that bear interest at variable rates. In addition, we may incur additional variable rate debt in the future. As of December 31, 2015, we had $483.4 million of variable rate debt, of which, $300.0 million was hedged through eleven interest rate swap agreements. Our $483.4 million of variable rate debt includes our $22.0 million land loan that encumbers Storey Park (which bears interest at a rate of one-month LIBOR plus 2.50%), our $32.2 million construction loan at 440 First Street, NW (which bears interest at a rate of one-month LIBOR plus 2.50%), our $9.2 million construction loan for the Northern Virginia development project (which bears interest at a rate of one-month LIBOR plus 1.85%) and the $120 million outstanding under our unsecured revolving credit facility (which bears interest at LIBOR plus 1.50%). One-month LIBOR was 0.43% at December 31, 2015. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged effectively or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders.  For example, if market rates of interest on our unhedged variable rate debt outstanding as of December 31, 2015 increased by 1%, or 100 basis points, the increase in interest expense on our existing unhedged variable rate debt would decrease future earnings and cash flow by approximately $1.8 million annually.

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

We may make selected acquisitions outside our current geographic market from time to time as appropriate opportunities arise. Our historical experience is in the greater Washington, D.C. region, and we may not be able to operate successfully in other market areas where we have limited or no experience. We may be exposed to a variety of risks if we choose to enter new markets. These risks include, among others:

•	a lack of market knowledge and understanding of the local economies;

•	an inability to identify promising acquisition or development opportunities;

•	an inability to identify and cultivate relationships that, similar to our relationships in the greater Washington, D.C. region, are important to successfully effecting our business plan;

•	an inability to employ construction trades people; and

•	a lack of familiarity with local government and permitting procedures.

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

In certain instances, we retain third parties to manage and/or lease certain of our properties and, in connection with such arrangements, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the agreements are terminated, or if key personnel leave or otherwise become unavailable to us. In particular, we retained a third-party management company in 2014 to operate our Southern Virginia portfolio pursuant to individual property management agreements. While we believe this management structure provides operating efficiencies, we could be materially and adversely affected if our third-party manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our properties in our best interest. In addition, from time to time, disputes may arise between us and our third-party manager regarding its performance or compliance with the terms of the property management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement (which we are permitted to do upon 30-days’ notice), litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us. In the event that we terminate any of our management agreements, we can provide no assurances that we could find a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating such properties.

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

We were informed in late 2012 that the SEC had initiated an informal inquiry relating to the matters that were the subject of our internal investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011, which could have a material adverse impact on our business, financial condition, results of operations and cash flow.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, in late 2012 we were informed that the SEC had initiated an informal inquiry relating to the matters that were the subject of our Audit Committee’s internal investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.  We have been, and intend to continue, voluntarily cooperating fully with the SEC. We cannot reasonably estimate the timing, scope or outcome of this informal inquiry and are unable to predict whether a formal investigation will be initiated or what consequences any further investigation may have on us. The informal inquiry, or any formal investigation that may be initiated, may result in the incurrence of significant legal expense, both directly and as the result of our indemnification obligations to our trustees and current and former employees. In addition, the informal inquiry, or any formal investigation that may be initiated, may divert management’s attention from our ordinary business operations and may limit our ability to obtain financing to fund our on-going operating requirements. Adverse findings by the SEC or the incurrence of costs, fees, fines or penalties that are not reimbursed by insurance policies, in connection with or as a result of this informal inquiry (or any formal investigation that may be initiated), could have a material adverse impact on our business, financial condition, results of operations and cash flow.

Mezzanine loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our results of operations and ability to make distributions to our shareholders.

We may engage in lending activities in the future, including mezzanine financing activities. For example, in 2010 and 2011, we structured separate investments in two Washington, D.C. office properties in the form of loans to the owners of the property: a $25.0 million loan (to the owners of 950 F Street, NW, a ten-story office/retail building in Washington, D.C.), which was expanded to a $34.0 million loan in 2014, and a $30.0 million loan (to the owners of America’s Square, a 461,000 square foot office complex in Washington, D.C.), which loan was prepaid in February 2015. Each loan was secured by a portion of the owners’ interest in the respective property and is effectively subordinate to a senior mortgage loan on the property. These types of loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our shareholders.

The amended $34.0 million mezzanine loan matures on April 1, 2017 and is currently prepayable in full with 30 days’ prior written notice. If the mezzanine loan is prepaid before the maturity date or repaid at the maturity date, we may not be able to redeploy the proceeds to fully offset the loss in interest income resulting from the loan repayment.

Under some of our leases, tenants have the right to terminate prior to the scheduled expiration of the lease, which could have a material adverse effect on our results of operations and cash flow.

Some leases at our properties provide tenants with the right to terminate prior to the scheduled expiration of the lease. If a tenant terminates its lease with us prior to the expiration of the term, we may be unable to re-lease that space on favorable terms, or at all, which could materially adversely affect our results of operations, cash flow and our ability to make distributions to our security holders.

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

We have, and may in the future, make investments through partnerships, limited liability companies or joint ventures, some of which may be significant in size. In particular, during 2010 and 2011, we entered a number of joint ventures in connection with our acquisition and development of various real estate assets. Partnership, limited liability company or joint venture investments may involve various risks, including the following:

•
our partners or co-members might become bankrupt (in which event we and any other remaining general partners or co-members would generally remain liable for the liabilities of the partnership or joint venture) or default on their obligations necessitating that we fulfill their obligation;

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

•
our partners or co-members may be in a position to withhold consent necessary for us take certain actions with respect to our jointly owned investments, including rights with respect to disposition or development; and

•
agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

Effective for the District’s taxable year beginning October 1, 2014, Washington, D.C. implemented a new methodology for assessing office property values, which are used to determine the amount of property taxes for which office property owners are liable to the city. The new methodology will use market values to determine property values in lieu of the current system, which analyzes rent, occupancy and other operating data. As of December 31, 2015, we own interests in six office properties (including one property owned through an unconsolidated joint venture) in Washington, D.C., which total approximately 1.0 million square feet. Pursuant to typical leases between office property owners and their tenants, property owners may recover property tax expenses from tenants. As a result, increases in property tax liabilities may increase the cost to our tenants of leasing office space in Washington, D.C. This could cause our current, as well as potential future tenants, to seek to lease office space in other markets, which could negatively impact our ability to lease and re-lease space in our Washington, D.C. office buildings at current rates or at all. In addition, if we are unable to recover all of the increased property tax expense from our tenants, the increase in property tax liabilities could have a material adverse effect on our results of operations, financial condition and cash flow.

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

Environmental liability for contamination may include the following, without limitation: investigation and feasibility study costs, remediation costs, litigation costs, oversight costs, monitoring costs, institutional control costs, penalties from state and federal agencies, natural resource damages and third-party claims. Moreover, operations on-site may be required to be suspended until certain environmental contamination is remediated and/or permits are received and environmental laws can impose permanent restrictions on the manner in which a property may be used depending on the extent and nature of the contamination. This may result in a default of the terms of the lease entered into with our tenants. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. In addition, the presence of hazardous substances at, on, under or from a property may adversely affect our ability to lease or sell the property, or borrow using the property as collateral, thus harming our financial condition. Environmental laws also may impose liability on persons who arrange for the disposal or treatment of hazardous substances, and such persons may incur the cost of removal or remediation of hazardous substances at disposal or treatment facilities, regardless of whether or not they owned or operated such facility.

There may be environmental liabilities associated with our properties of which we are unaware. For example, some of our properties contain, or may have contained in the past, underground tanks for the storage of hazardous substances, petroleum-based or waste products, and some of our properties have been used, or may have been used, historically to conduct industrial operations, and any of these circumstances could create a potential for release of hazardous substances. Such liabilities could have a material adverse effect on our results of operations, financial condition and cash flow.

Non-compliance with environmental laws at our properties could have a material adverse effect on our results of operations, financial condition and cash flow.

Our properties are subject to various federal, state and local environmental laws. Non-compliance with these environmental laws could subject us or our tenants to liability and changes in these laws could increase the potential costs of compliance or increase liability for noncompliance. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to liability by virtue of our ownership or operation interests for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable lease. Moreover, these environmental liabilities could affect our tenants’ ability to make rental payments to us. Non-compliance with environmental laws at our properties could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our security holders.

Liabilities arising from the presence of hazardous building materials at our properties could have a material adverse effect on our results of operations, financial condition and cash flow.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we formerly owned or operated, currently own or operate, or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include warnings, removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment. As a result, such liabilities arising from the presence of ACM or other hazardous building materials at our properties could have a material adverse effect on our results of operations, financial condition and cash flow.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that materially adversely impact our cash flow.

All of our properties are required to comply with Title III of the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that are not public accommodations, but it generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require, for example, removal of access barriers and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under our leases are obligated to cover costs associated with compliance, under the law we are also legally responsible for our properties’ ADA compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to security holders. State and local laws may also require modifications to our properties related to access by disabled persons. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our cash flow and ability to make distributions to our security holders.

Failure to comply with Federal government contractor requirements could result in substantial costs and loss of substantial revenue.

We are subject to compliance with a wide variety of complex legal requirements because we are a Federal government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal government and bar us from entering into future leases and other contracts with the Federal government. There can be no assurance that these potential costs and losses of revenue will not have a material adverse effect on our results of operations, financial condition and cash flow.

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

Actual or threatened terrorist attacks may negatively affect our business and our results of operations. In particular, because of our concentration of properties in the Washington, D.C. metropolitan area and our largest tenant is the U.S. Government (accounting for 12% of our total annualized cash basis rent at December 31, 2015), which has been and may in the future be the target of actual or threatened terrorist attacks, some tenants in our market may choose to relocate their businesses to other markets. This could result in an overall decrease in the demand for commercial space in this market generally, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs, or cause losses that materially exceed our insurance coverage.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). TRIA was renewed in January 2015 until 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015. Currently, our property insurance coverage includes acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment. Furthermore, the United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

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

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

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

Despite system redundancy and the implementation of disaster recovery plan and security measures for our IT networks and related systems, our systems are vulnerable to damages from any number of sources, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on our IT networks and related systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Any failure to maintain proper function, security and availability of our IT networks and related systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our operations. Further, we are dependent on our personnel and, although we recently implemented a formal disaster recovery plan to assist our employees, or to facilitate their maintaining continuity of operations after events such as energy blackouts, natural disasters, terrorism, war, and telecommunication failures, we can provide no assurances that any of the foregoing events would not have a material adverse effect on our results of operations.

We may be subject to litigation, which could have a material adverse effect on our financial condition.

We may be subject to litigation, including claims relating to our assets and operations that are otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we may not be insured against. We generally intend to vigorously defend ourselves against such claims. However, we cannot be certain of the ultimate outcomes of claims that may be asserted. Resolution of these types of matters against us may result in our management having to dedicate significant time to those matters and in the company having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our shareholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our financial condition and results of operations, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the U.S. Department of the Treasury, or OFAC, maintains a list of persons designated as terrorists or who are otherwise blocked or banned, or Prohibited Persons. OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons. Certain of our loan and other agreements require us to comply with these OFAC requirements. If a tenant or other party with whom we contract is placed on the OFAC list, we may be required by the OFAC requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

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

We cannot assert with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, all of our properties are located along the East coast, with many of those in the Central Business District of Washington, D.C. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Risks Related to Our Organization and Structure

Our executive officers have agreements that provide them with benefits if their employment is terminated without cause or if such agreements are not renewed by the Company (including within two years of a change in control of the Company), which could prevent or deter a change in control of the Company.

We have entered into employment agreements with our three executive officers, Robert Milkovich, Andrew P. Blocher and Samantha S. Gallagher, which provide them with severance benefits if terminated without cause, if the executive officer resigns for “good reason” as defined in the employment agreements or if their employment ends under certain circumstances following a change in control of the Company. These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for our securities or otherwise be in the interests of our security holders.

Conflicts of interest may arise between our executive officers relating to their duties to us and our duties to our Operating Partnership.

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

We depend on key personnel, particularly Robert Milkovich, with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of our senior management team, including Robert Milkovich. In particular, the extent and nature of the relationships that Mr. Milkovich has developed in the real estate community in our markets is critically important to the success of our business. Although we have employment agreements with Mr. Milkovich and our other executive officers, there is no guarantee that Mr. Milkovich or our other executive officers will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Mr. Milkovich, could harm our business and prospects. Further, loss of a member of our senior management team could be negatively perceived in the capital markets, which could have an adverse effect on the market price of our securities.

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

As a result, we and our security holders may have more limited rights against our trustees than might otherwise exist. Our bylaws require us to indemnify each trustee or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers.

We are a holding company with no direct operations and, as such, we rely on funds received from our Operating Partnership to pay liabilities, and the interests of our shareholders are structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends we might declare on our common shares and on shares of our Series A Preferred Shares. We also rely on distributions from our Operating Partnership to meet our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims of our equity holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries and subordinate to the rights of holders of Series A Preferred Partnership Units of the Operating Partnership. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our shareholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our Series A Preferred Shares have, and potential future issuances of our preferred shares may have, terms that may discourage a third party from acquiring us.

We have 4.2 million shares of our Series A Preferred Shares issued and outstanding. Our Series A Preferred Shares have certain conversion and redemption features that could be triggered upon a change of control, which may make it more difficult for or discourage a party from taking over our company. In addition, our declaration of trust permits our board of trustees to issue up to 50 million preferred shares, issuable in one or more classes or series. Our board of trustees may increase the number of preferred shares authorized by our declaration of trust without shareholder approval. Our board of trustees may also classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, to participate in earnings and to convert into securities) of any such preferred shares, which rights may be superior to those of our common shares. Thus, in addition to our Series A Preferred Shares, our board of trustees could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

Our ownership limitations may restrict business combination opportunities.

To maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year. To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect beneficial ownership (as defined under the Internal Revenue Code) by any person of (i) more than 8.75% of the number or value (whichever is more restrictive) of our outstanding common shares or (ii) more than 8.75% of the value of our outstanding shares of all classes. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Our declaration of trust has created an ownership limitation for the group comprised of Louis T. Donatelli and Douglas J. Donatelli, former trustees and, in the case of Douglas J. Donatelli, a former executive officer of the Company, and certain related persons, which prohibits such group from acquiring direct or indirect ownership (as defined under the Internal Revenue Code) of (i) more than 14.9% of the number or value (whichever is more restrictive) of our outstanding common shares or (ii) more than 14.9% of the value of all of our outstanding shares of all classes. In addition, pursuant to the Articles Supplementary setting forth the terms of our Series A Preferred Shares, no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% (by value or number of shares, whichever is more restrictive) of our Series A Preferred Shares. Unless the applicable ownership limitation is waived by our board of trustees prior to transfer, any transfer of our shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Shares that would otherwise be held in violation of the ownership limit will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limitation provisions could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of shares that would violate the ownership limitation provisions.

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

The Maryland Business Combination Act restricts mergers and other business combinations between our Company and an interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes special shareholder voting requirements on these combinations. An “interested shareholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. Additionally, the “control shares” provisions of the Maryland General Corporation Law, or MGCL, are applicable to us as if we were a corporation. These provisions eliminate the voting rights of issued and outstanding shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL, unless our shareholders approve such voting rights by the affirmative vote of at least two-thirds of all votes entitled to be cast on the matter, excluding all interested shares and shares held by our trustees and officers. “Control shares” are generally defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees. Our amended and restated declaration of trust and bylaws provide that we are not bound by the Maryland Business Combination Act or the control share acquisition statute, respectively. However, in the case of the control share acquisition statute, our board of trustees may opt to make this statute applicable to us at any time by amending our bylaws, and may do so on a retroactive basis. We could also opt to make the Maryland Business Combination Act applicable to us by amending our declaration of trust by a vote of a majority of our outstanding common shares. Finally, the “unsolicited takeovers” provisions of the MGCL permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain provisions that may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price or that shareholders may otherwise believe is in their best interests.

Tax Risks of our Business and Structure

If we fail to remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation, which would reduce the cash available for distribution to our shareholders.

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended December 31, 2003. The requirements for qualification as a REIT are complex and interpretations of the federal income tax laws governing REITs are limited. The REIT qualification rules are even more complicated for a REIT that invests through an operating partnership, in various joint ventures, in other REITs and in both equity and debt investments. Our qualification as a REIT depends on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, substantially reducing our cash available to make distributions to our shareholders. In addition, if we fail to maintain our qualification as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

Even if we qualify as a REIT, we may face other tax liabilities that reduce the cash available for distribution to our shareholders.

Even if we maintain our qualification as a REIT, we are subject to any applicable federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our taxable REIT subsidiary generally will be subject to U.S. federal corporate income tax on its net taxable income.

Failure of our Operating Partnership to be treated as a partnership for federal income tax purposes would result in our failure to maintain our qualification as a REIT.

Failure of our Operating Partnership (or a subsidiary partnership) to be treated as a partnership for federal income tax purposes would have serious adverse consequences to our shareholders. If the Internal Revenue Service were to successfully challenge the federal income tax status of our Operating Partnership or any of its subsidiary partnerships as partnerships, our Operating Partnership or the affected subsidiary partnership would be taxable as a corporation. In such event, we may fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT.

Our disposal of properties may have negative implications, including unfavorable tax consequences.

One aspect of our Strategic Plan includes disposing of those properties that are no longer a strategic fit, properties in submarkets where we do not have asset concentration or operating efficiencies and/or properties where we believe we cannot further maximize value. If we dispose of a property directly or through an entity that is treated for federal income tax purposes as a partnership or a disregarded entity, and such sale is deemed to be a sale of dealer property or inventory, such sale may be deemed to be a “prohibited transaction” under the federal income tax laws applicable to REITs, in which case our gain, or our share of the gain, from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we may seek to conduct that sales activity through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service will not assert successfully that sales of properties that we make directly or through an entity that is treated as a partnership or a disregarded entity, for federal income tax purposes are sales of dealer property or inventory, in which case the 100% penalty tax would apply.

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

Our long-term business plan contemplates growth through acquisitions. To maintain our qualification as a REIT for federal income tax purposes, we generally are required to distribute to our shareholders at least 90% of our “REIT taxable income” (determined without regard to the deduction for dividends paid and by excluding net capital gains) for each of our taxable years. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which actual distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our undistributed taxable income required to be distributed from prior years.

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

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders, as well as the market price of our securities, could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum federal income tax rate currently applicable to income from “qualified dividends” payable to U.S. shareholders taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced tax rates. Although such reduced tax rates do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, which could adversely affect the market price of shares of REITs, including our shares.

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

We have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent filings with the SEC. For example, we significantly reduced our quarterly common share dividend in 2013 and, in connection with our Strategic Plan, announced an anticipated further reduction in our targeted annualized common share dividend to $0.40 per share, which represents a 33% reduction from the previous annualized dividend rate of $0.60 per share. All distributions will be made at the discretion of our board of trustees and their payment and amount will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with our debt covenants and other factors as our board of trustees may deem relevant from time to time. We cannot assure you of our ability to make distributions in the future or that the distributions will be made in amounts similar to our current distributions. In particular, our outstanding debt, and the limitations imposed on us by our debt agreements, could make it more difficult for us to satisfy our obligations with respect to our equity securities, including paying dividends. See “Risk Factors - Risks Related to Our Business and Properties - Covenants in our debt agreements could adversely affect our liquidity and financial condition.” Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares, and future offerings of preferred shares could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common shares. In addition, some of our distributions may include a return of capital or may be taxable distributions of our shares or debt securities.

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

Any preferred shares that we issue will rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Further, upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares.

Additional equity offerings may dilute the holdings of our existing shareholders, reduce the market price of our equity securities, or have a dilutive effect on our earnings per share and funds from operations per share. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or the actual amount of dilution, if any. Thus, holders of our equity securities bear the risk of our future offerings reducing the market price of our equity securities and diluting their share holdings in us.

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

The following sets forth certain information about our properties by segment as of December 31, 2015 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at December 31, 2015	Occupied at December 31, 2015

Office
11 Dupont Circle, NW	1	CBD	150,805	$5,389	97.7%	97.7%
440 First Street, NW(3)	1	Capitol Hill	138,603	3,162	71.7%	56.9%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,535	7,414	98.9%	98.9%
1211 Connecticut Avenue, NW	1	CBD	130,862	3,704	98.7%	97.5%
1401 K Street, NW	1	East End	120,535	3,283	81.3%	62.7%
Total/Weighted Average	6		918,375	27,590	92.4%	87.6%
Development
Storey Park(4)	—	NoMA	—	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	3,728	91.1%	91.1%
Region Total/Weighted Average	7		1,031,506	$31,318	92.3%	88.0%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

(2)
Annualized cash basis rent at the end of the year, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

(3)	In October 2013, we substantially completed the redevelopment of the property. During the fourth quarter of 2014, we placed all the vacant space into service.

(4)
The property was acquired through a consolidated joint venture in which we have a 97% controlling economic interest. The property was placed into development on September 1, 2013 with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. In February 2016, we entered into a contract, subject to a study period, to sell Storey Park. The sale is expected to be completed in the first half of 2016 and we do not anticipate a loss on the sale; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur. Due to the uncertainty of the sale, we did not classify the property as held-for-sale at December 31, 2015.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2015	Occupied at December 31, 2015

Office
Annapolis Business Center	2	Annapolis	101,113	$1,692	100.0%	100.0%
Cloverleaf Center	4	Germantown	173,916	2,476	86.8%	73.0%
Hillside I and II	2	Columbia	86,966	994	87.3%	87.3%
Metro Park North	4	Rockville	191,211	2,861	87.3%	87.3%
Redland Corporate Center II and III(2)	2	Rockville	349,267	9,430	100.0%	100.0%
Redland Corporate Center I(2)	1	Rockville	133,895	2,711	100.0%	100.0%
TenThreeTwenty	1	Columbia	138,854	2,060	95.6%	95.6%
Total Office	16		1,175,222	22,224	94.5%	92.5%
Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	4,028	89.8%	89.8%
Gateway 270 West	6	Clarksburg	252,295	3,161	92.9%	87.4%
Snowden Center	5	Columbia	145,267	2,382	100.0%	100.0%
Total Business Park	18		710,408	9,571	93.0%	91.0%
Total Consolidated	34		1,885,630	31,795	93.9%	91.9%
Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,261	69.8%	69.8%
Rivers Park I and II	6	Columbia	307,984	3,131	70.0%	70.0%
Total Joint Ventures	9		428,269	4,392	69.9%	69.9%
Region Total/Weighted Average	43		2,313,899	$36,187	89.5%	87.9%

(1)
Annualized cash basis rent at the end of the year, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

(2)
Redland Corporate Center II and III (520 and 530 Gaither Road) were acquired in November 2010 and Redland Corporate Center I (540 Gaither Road) was acquired in October 2014. The three buildings are collectively referred to as Redland Corporate Center.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2015	Occupied at December 31, 2015

Office
1775 Wiehle Avenue	1	Reston	130,048	$3,002	100.0%	100.0%
Atlantic Corporate Park	2	Sterling	218,180	3,325	83.5%	83.5%
Enterprise Center(2)	4	Chantilly	188,933	1,756	55.0%	55.0%
Herndon Corporate Center(2)	4	Herndon	128,359	1,379	68.7%	68.7%
One Fair Oaks	1	Fairfax	214,214	5,563	100.0%	100.0%
Reston Business Campus(2)	4	Reston	82,378	942	78.9%	78.9%
Three Flint Hill	1	Oakton	180,819	3,583	97.6%	97.6%
Van Buren Office Park(2)	5	Herndon	106,683	1,040	78.2%	78.2%
Windsor at Battlefield(2)	2	Manassas	155,764	2,034	95.2%	95.2%
Total Office	24		1,405,378	22,624	84.8%	84.8%
Business Park
Gateway Centre Manassas(2)	3	Manassas	102,446	855	85.5%	79.0%
Linden Business Center(2)	3	Manassas	109,809	851	81.2%	81.2%
Prosperity Business Center(2)	1	Merrifield	71,373	783	100.0%	100.0%
Sterling Park Business Center(3)	7	Sterling	471,487	4,507	94.8%	94.8%
Total Business Park	14		755,115	6,996	92.0%	91.1%
Industrial
Plaza 500	2	Alexandria	500,955	4,823	91.4%	86.7%
Total Industrial	2		500,955	4,823	91.4%	86.7%
Total Consolidated	40		2,661,448	34,443	88.1%	87.0%

Development
Northern Virginia Build-to-Suit(4)	—		—	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,197	7,420	98.6%	98.6%
Region Total/Weighted Average	42		2,987,645	$41,863	89.2%	88.2%

(1)
Annualized cash basis rent at the end of the year, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

(2)
These properties comprise our NOVA Non-Core Portfolio. In late January 2016, we entered into a binding contract to sell the NOVA Non-Core Portfolio, with the sale expected to occur in the first half of 2016. However, we can provide no assurances regarding the timing or pricing of this transaction, or that such sale will occur at all. At December 31, 2015, we classified these properties as held-for-sale on our consolidated balance sheet.

(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(4)
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in Northern Virginia on vacant land that we had in our portfolio. We currently expect to complete construction of the new building in early 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. However, we can provide no assurance regarding the timing, costs or results of the project.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2015	Occupied at December 31, 2015

Office
Greenbrier Towers	2	Chesapeake	171,722	$1,793	85.4%	85.4%

Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	844	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,461	11,973	97.6%	96.4%
Greenbrier Business Park(3)	4	Chesapeake	411,182	4,358	93.3%	91.8%
Norfolk Commerce Park(4)	3	Norfolk	261,554	2,679	96.4%	93.7%
Total Business Park	17		1,851,917	19,854	96.6%	95.2%
Region Total/Weighted Average	19		2,023,639	$21,647	95.6%	94.3%

(1)
Annualized cash basis rent at the end of the year, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased vs. occupied space, and timing differences related to tenant activity.

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

Lease Expirations

Approximately 9.5% of our annualized cash basis rent is scheduled to expire in 2016. We expect replacement rents on leases expiring in 2016 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. For new tenants or upon lease expiration for existing tenants, we generally must make improvements and pay other leasing costs for which we may not receive increased rents. We may also make building-related capital improvements for which tenants may not reimburse us. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit and we deem it prudent we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During 2015, we delivered positive net absorption of 33,000 square feet, and had a tenant retention rate of 61%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases in 2015 increased 1.1%, compared with the expiring leases on a U.S. generally accepted accounting principles (“GAAP”) basis. During 2015, we executed new leases for 0.4 million square feet, and the majority of the new leases (based on square footage) contained rent escalations.

We own three single-tenant buildings that have leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right and vacating the building in March of 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, and CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, have leases that are scheduled to expire on July 31, 2016 and December 31, 2016, respectively. While these tenants have not yet formally indicated whether they intend to renew or terminate their respective leases, based on our informal discussions with these tenants, we are proceeding on the assumption that these leases will terminate. As such, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks, gauging new tenant interest to lease these properties and engaging in short-term renewal discussions with the respective tenants, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for the properties. In connection with our fourth quarter reporting, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the twelve months ended December 31, 2015:

	New	Renewal
Tenant improvements (per rentable square foot)	$26.25	$3.40
Leasing commissions (per rentable square foot)	$8.18	$1.89

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of December 31, 2015, assuming no tenant exercises renewal options or early termination rights (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(3)
2016	52	508,867	7.4%	$10,941	9.5%	$21.50
2017	77	1,077,283	15.6%	19,312	16.7%	17.93
2018	78	785,669	11.4%	11,003	9.5%	14.00
2019	61	795,883	11.5%	10,970	9.5%	13.78
2020	62	988,271	14.4%	15,373	13.3%	15.56
2021	43	392,557	5.7%	5,521	4.8%	14.07
2022	38	561,282	8.1%	6,899	6.0%	12.29
2023	19	555,347	8.0%	12,417	10.8%	22.36
2024	22	573,795	8.3%	10,167	8.8%	17.72
2025	19	277,016	4.0%	4,432	3.8%	16.00
Thereafter	27	383,952	5.6%	8,440	7.3%	21.98
Total / Weighted Average	498	6,899,922	100.0%	$115,475	100.0%	$16.74

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

(2)
Annualized cash basis rent at the end of the year, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased and occupied space and timing differences related to tenant activity.

(3)	Represents annualized cash basis rent at December 31, 2015, divided by the square footage of the expiring leases.

Our average effective annual rental rate per square foot on a cash basis for each of the previous five years is as follows:

Weighted Average Base Rent per Square Foot(1)
2011	$11.84
2012	11.83
2013	13.58
2014	15.22
2015	16.41

(1)
Represents annualized cash basis rent at December 31, divided by the total square footage under the terms of the respective leases from which the annualized cash basis rent is derived (including leased spaces that are not yet occupied). Annualized cash basis rent at the end of the year, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased and occupied space and timing differences related to tenant activity.

Our weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted Average Occupancy Rates
2011	81.3%
2012	83.3%
2013	84.6%
2014	86.5%
2015	89.0%

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of December 31, 2015, we are not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FPO.” Our common shares began trading on the NYSE upon the closing of our initial public offering in October 2003. At December 31, 2015, there were 47 common shareholders of record. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders.

The following table sets forth the high and low sales prices for our common shares and the dividends paid per common share for 2015 and 2014.

	Price Range		Dividends Per Share
2015	High	Low
Fourth Quarter	$12.11	$10.79	$0.15
Third Quarter	11.89	10.18	0.15
Second Quarter	12.06	9.88	0.15
First Quarter	13.29	11.16	0.15
	Price Range		Dividends Per Share
2014	High	Low
Fourth Quarter	$12.79	$11.53	$0.15
Third Quarter	13.52	11.70	0.15
Second Quarter	13.61	12.36	0.15
First Quarter	13.13	11.47	0.15

On January 26, 2016, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 16, 2016 to common shareholders of record as of February 9, 2016. As part of our Strategic Plan, we announced a reduction in our targeted annualized common share dividend from $0.60 to $0.40 per common share, which we believe will enable us to improve our balance sheet and finance future growth, including through redevelopment.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. Our ability to make future cash distributions will be dependent upon, among other things, (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions” and such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and any agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Historically, we have generated sufficient cash flows from operating activities to fund distributions. We may rely on borrowings under our unsecured revolving credit facility or may make taxable distributions of our shares or securities to make any distributions in excess of cash available from operating activities.

Sales of Unregistered Equity Securities and Issuer Repurchases

We did not sell any unregistered equity securities during the twelve months ended December 31, 2015. During the twelve months ended December 31, 2015, 11,508 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the twelve months ended December 31, 2015.

Issuer Purchases of Equity Securities

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During 2015, we repurchased 924,198 common shares at a weighted-average share price of $10.99 for a total purchase price of $10.2 million. During the quarter ended December 31, 2015, we did not repurchase any common shares under the share repurchase program. As of the date of this filing, we are authorized to repurchase an additional 4.1 million of our common shares through July 2016.

During the quarter ended December 31, 2015, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of the repurchases during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2015 through October 31, 2015	10,420	$11.49	N/A	N/A
November 1, 2015 through November 30, 2015	104,093	11.60	N/A	N/A
December 1, 2015 through December 31, 2015	—	—	N/A	N/A
Total	114,513	$11.59	N/A	N/A

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

Share Return Performance

The following graph compares the cumulative total return on our common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period from December 31, 2010 through December 31, 2015 assuming the investment of $100 in each of us and the two indices, on December 31, 2010, and the reinvestment of common dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
DECEMBER 31, 2010 THROUGH DECEMBER 31, 2015
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)

	Total Return Index from 12/31/10 to the Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
First Potomac Realty Trust	100.00	81.81	82.60	81.24	90.47	87.91
MSCI US REIT (RMS)	100.00	108.69	128.00	131.17	171.01	175.32
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

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

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2015	2014	2013	2012	2011
				(unaudited)
Operating Data:
Total revenues	$172,846	$161,652	$148,815	$142,962	$123,668
(Loss) income from continuing operations	(34,417)	15,559	(10,761)	(24,324)	(15,474)
(Loss) income from discontinued operations	(607)	1,484	21,742	15,943	6,722
Net (loss) income	(35,024)	17,043	10,981	(8,381)	(8,752)
Less: Net loss (income) attributable to noncontrolling interests	2,058	(199)	93	986	688
Net (loss) income attributable to First Potomac Realty Trust	(32,966)	16,844	11,074	(7,395)	(8,064)
Less: Dividends on preferred shares	(12,400)	(12,400)	(12,400)	(11,964)	(8,467)
Net (loss) income attributable to common shareholders	$(45,366)	$4,444	$(1,326)	$(19,359)	$(16,531)
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.78)	$0.05	$(0.41)	$(0.70)	$(0.48)
(Loss) income from discontinued operations	(0.01)	0.02	0.38	0.30	0.13
Net (loss) income	$(0.79)	$0.07	$(0.03)	$(0.40)	$(0.35)
Cash dividends declared and paid per common share	$0.60	$0.60	$0.60	$0.80	$0.80
	At December 31,
(amounts in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,450,371	$1,618,460	$1,502,460	$1,717,748	$1,739,752
Debt(1)	732,216	813,637	673,648	933,864	945,023
Series A Preferred Shares	160,000	160,000	160,000	160,000	115,000

(1)
Includes the mortgage debt balance of our rental properties that were classified as held-for-sale at December 31, 2015 and December 31, 2014 and are reflected in “Liabilities held-for-sale” on our consolidated balance sheets. For more information, see note 9, Dispositions.

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

Overview

We are a leader in the ownership, management, redevelopment and development of office and business park properties in the greater Washington, D.C. region. Our focus is owning and operating properties that we believe can benefit from our market knowledge and intensive operational skills with a focus on increasing their profitability and value. Our portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At December 31, 2015, we wholly owned or had a controlling interest in properties totaling 7.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development. Our consolidated properties were 90.3% occupied by 454 tenants at December 31, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties.

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

•
continue to grow our portfolio through acquisitions of new properties, potentially through joint ventures, or reinvest in our company through share repurchases and/or redemption of our preferred shares; and

•	execute initiatives designed to increase balance sheet capacity and expand the potential sources of capital.

Strategic Plan

We completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we are now implementing our Strategic Plan to de-risk the portfolio, de-lever the balance sheet and maximize asset values. The key action items include:

•	Improve our portfolio composition by increasing the disposition of non-core assets from $200 million to approximately $350 million.

•	Address upcoming lease expirations through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland Corporate Center, and the future sale of One Fair Oaks.

•
Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time, and extending our debt maturities to better match our capital structure with our assets.

•	Manage our cost structure by reducing normalized corporate overhead and general and administrative expenses.

•	Reduce our targeted annualized common share dividend from $0.60 to $0.40.
.
Significant 2015 Activity

•	Increased occupied percentage to 90.3% from 87.9% at December 31, 2014, which is the highest level of occupancy achieved since the second quarter of 2005.

•	Generated $126.0 million of aggregate net proceeds from property dispositions, $57.3 million of which were sold as part of our previously announced plan to sell at least $200 million of assets.

•
Amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan to increase borrowing capacity, extend the applicable maturities, reduce interest rate spreads for each, provide financial flexibility and more closely align our covenant package with our Strategic Plan.

•	Appointed Robert Milkovich as President and Chief Executive Officer and elected Mr. Milkovich to the Board of Trustees.

•	Separated the roles of the Chairman of the Board of Trustees and Chief Executive Officer and appointed our then lead independent trustee, Terry L. Stevens, as Chairman.

•	Continued to strengthen our independent Board of Trustees with the addition of James P. Hoffmann to our Board.

Our total assets were $1.5 billion at December 31, 2015 compared with $1.6 billion at December 31, 2014.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.3 million square feet of additional building space, of which 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We currently anticipate investing approximately $36 million to construct the new building, which excludes tenant improvements, leasing commissions and capitalized interest costs. At the inception of the lease, we anticipated spending approximately $11 million in tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. Subsequently, we entered into an amendment to the original lease, pursuant to which the tenant can exchange, at its option, up to $11.5 million of rent abatement (depending on the amount of additional tenant improvement costs incurred), as stipulated in the original lease, for up to $10.3 million of additional tenant improvement costs. Currently, we anticipate spending between approximately $11 million and $21 million in tenant improvement costs related to the new tenant; however, the specific amount of such costs will depend upon the needs and request of the tenant. We currently expect to complete construction of the new building in the first quarter of 2016 and expect to complete the construction of the tenant improvements in the second half of 2016; however, we can provide no assurance regarding the timing, costs or results of the project. At December 31, 2015, our total investment in the development project, excluding tenant improvements and leasing commission costs, was $29.5 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of December 31, 2015 in excess of the original cost basis of the land relate to design and permit fees, site preparation costs, foundation work and completion of the building’s core and superstructure.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At December 31, 2015, our total investment in the development project was $58.0 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs, as well as capitalized interest and taxes. In February 2016, we entered into a contract, subject to a study period, to sell Storey Park. The sale is expected to be completed in the first half of 2016 and we do not anticipate a loss on the sale; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur. Due to the uncertainty of the sale, we did not classify the property as held-for-sale at December 31, 2015.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property, and at the time of completion, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million. During the fourth quarter of 2014, all vacant space at the property was placed in-service. At December 31, 2015, the property was 71.7% leased and 56.9% occupied.

We did not place in-service any significant completed development or redevelopment space during 2015. At December 31, 2015, we had no completed development or redevelopment space that had yet to be placed in-service.

Informal SEC Inquiry

As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2014, 2013 and 2012, we were informed in late 2012 that the SEC initiated an informal inquiry relating to the matters that were the subject of the Audit Committee’s internal investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. The SEC staff has informed us that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor considered a reflection upon any person, entity or security. We have been, and intend to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time.

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

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB deferred by one year the mandatory effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. Early adoption is permitted, but not prior to the original effective date of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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
If the building does not qualify as a discontinued operation under ASU 2014-08, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in continuing operations for all periods presented in our consolidated statements of operations. We will classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheet for the period in which the held-for-sale criteria were met.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during 2015, 2014 and 2013. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Share-Based Payments

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, we use a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, we use the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on market conditions, we use a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

Results of Operations

Comparison of the Years Ended December 31, 2015, 2014 and 2013

The term “Comparable Portfolio” refers to all consolidated properties owned by us and in-service, with operating results reflected in our continuing operations, for the entirety of the periods presented. The Comparable Portfolio includes the NOVA Non-Core Portfolio (Enterprise Center, Gateway Centre Manassas, Linden Business Center, Herndon Corporate Center, Prosperity Business Center, Reston Business Campus, Windsor at Battlefield and Van Buren Office Park), which was classified as held-for-sale at December 31, 2015.

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented.

For purposes of comparing the years ended December 31, 2015 and 2014, the Non-Comparable Properties are comprised of the following properties:

•
11 Dupont Circle, NW (acquired September 24, 2014), 1775 Wiehle Avenue (acquired June 25, 2014) and 1401 K Street, NW (acquired April 8, 2014), which were acquired for an aggregate purchase price of $188.0 million. For the Results of Operations discussion below with respect to the comparison of the years ended December 31, 2015 and 2014, these three properties are collectively referred to as the “Acquired Properties”. We did not acquire any properties during 2015. The Acquired Properties are considered full-service properties for which the contractual base rent includes a component of income recovery for certain operating expenses that results in higher base rental revenue, which is partially offset by lower direct tenant reimbursements;

•	Rumsey Center, Newington Business Park Center and Cedar Hill I and III, which were sold during 2015, and

Corporate Campus at Ashburn Center and Owings Mills Business Park, which were sold during 2014. For the Results of Operations discussion below with respect to the comparison of the years ended December 31, 2015 and 2014, these five properties are collectively referred to as the “Disposed Properties”. The operating results of these properties are reflected in continuing operations in our consolidated statements of operations for each of the periods presented;

•	440 First Street, NW, which was fully placed in service in October 2014. The redevelopment of 440 First Street, NW was substantially completed in October 2013; and
•Storey Park, which has remained in development for the entirety of the periods presented.

For purposes of comparing the years ended December 31, 2014 and 2013, the Non-Comparable Properties are comprised of the following properties:

•
11 Dupont Circle, NW, 1775 Wiehle Avenue and 1401 K Street, NW, which were acquired during 2014, and Redland Corporate Center I (540 Gaither Road), which was acquired on October 1, 2013 for $30.0 million. For the Results of Operations discussion below with respect to the comparison of the years ended December 31, 2014 and 2013, these four properties are collectively referred to as the “Acquired Properties”;

•
Corporate Campus at Ashburn Center and Owings Mills Business Park, which were sold during 2014. For the Results of Operations discussion below with respect to the comparison of the years ended December 31, 2014 and 2013, these two properties are collectively referred to as the “Disposed Properties”;

•	440 First Street, NW, which was fully placed in-service in October 2014. The redevelopment of 440 First Street, NW was substantially completed in October 2013; and

•	Storey Park, which was placed into development in August 2013 at the conclusion of its sole tenant’s lease and remained in development for the duration of the periods presented.

The operating results for the Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”), and which was sold during the first quarter of 2015, as well as the properties disposed of in 2014 and 2013 (excluding Corporate Campus at Ashburn Center and Owings Mills Business Park, which have operating results reflected within continuing operations), are reflected as discontinued operations in our consolidated statement of operations for each of the periods presented.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Due to the timing of acquisitions and dispositions in 2016, which may or may not occur, we cannot determine if property operating revenues or expenses will increase during 2016 compared with 2015.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
Rental	$139,006	$128,226	$10,780	8%	$128,226	$118,337	$9,889	8%
Tenant reimbursements and other	$33,840	$33,426	$414	1%	$33,426	$30,478	$2,948	10%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue increased $10.8 million in 2015 compared with 2014. For the Comparable Portfolio, rental revenue increased $3.3 million in 2015 compared with 2014 due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 89.6% during 2015 compared with 87.8% during 2014. Rental revenue for the Non-Comparable Properties increased by $7.5 million in 2015 compared with 2014 due to the following:

•an $8.1 million increase from the Acquired Properties;
•a $2.0 million increase from 440 First Street, NW; and
•a $2.6 million decrease from the Disposed Properties.

The increase in rental revenue in 2015 compared with 2014 includes $9.8 million for Washington, D.C., $0.7 million for Northern Virginia, and $0.7 million for Southern Virginia. Rental revenue for Maryland decreased by $0.4 million in 2015 compared with 2014.

Rental revenue increased $9.9 million in 2014 compared with 2013. Rental revenue for the Comparable Portfolio increased $1.9 million in 2014 compared with 2013 due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 87.6% during 2014 compared with 85.2% during 2013. Rental revenue for the Non-Comparable Properties increased by $8.0 million in 2014 compared with 2013 due to the following:

•a $10.4 million increase from the Acquired Properties;
•a $1.4 million increase from 440 First Street, NW;
•a $2.1 million decrease from the Disposed Properties; and
•a $1.7 million decrease from Storey Park.

The increase in rental revenue in 2014 compared with 2013 includes $5.4 million for Washington, D.C., $2.6 million for Maryland, $1.5 million for Northern Virginia, and $0.4 million for Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues, such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues increased $0.4 million in 2015 compared with 2014. For the Comparable Portfolio, tenant reimbursements and other revenues decreased by $0.2 million, primarily due to a decrease in termination fee income. Tenant reimbursements and other revenues for the Non-Comparable Properties increased by $0.6 million in 2015 compared with 2014 due to the following:

•a $1.2 million increase from the Acquired Properties;
•a $0.1 million increase from 440 First Street, NW; and
•a $0.7 million decrease from the Disposed Properties.

The increase in tenant reimbursements and other revenues in 2015 compared with 2014 includes $0.8 million for Washington, D.C. and $0.9 million for Northern Virginia. Tenant reimbursements and other revenues decreased $1.1 million for Maryland and $0.2 million for Southern Virginia in 2015 compared with 2014.

Tenant reimbursements and other revenues increased $2.9 million in 2014 compared with 2013. For the Comparable Portfolio, tenant reimbursements and other revenues increased $1.9 million, primarily due to an increase in recoverable snow and ice removal costs in the first quarter of 2014 and termination fee income. Tenant reimbursements and other revenues for the Non-Comparable Properties increased by $1.0 million in 2014 compared with 2013 due to the following:

•a $1.7 million increase from the Acquired Properties;
•a $0.1 million increase from 440 First Street, NW;

•	a $0.1 million decrease from the Disposed Properties; and

•	a $0.7 million decrease from Storey Park.

The increase in tenant reimbursements and other revenues in 2014 compared with 2013 includes $0.3 million for Washington, D.C., $1.5 million for Maryland, $0.3 million for Northern Virginia, and $0.8 million for Southern Virginia.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
Property operating	$44,093	$43,252	$841	2%	$43,252	$38,280	$4,972	13%
Real estate taxes and insurance	$19,745	$17,360	$2,385	14%	$17,360	$16,074	$1,286	8%

Property operating expenses increased $0.8 million in 2015 compared with 2014. For the Comparable Portfolio, property operating expenses decreased $0.7 million, primarily due to a reduction of bad debt and utilities expenses. Property operating expenses for the Non-Comparable Properties increased by $1.5 million in 2015 compared with 2014 due to the following:

•a $2.1 million increase from the Acquired Properties;
•a $0.3 million increase from 440 First Street, NW; and
•a $0.9 million decrease from the Disposed Properties.

The increase in property operating expenses in 2015 compared with 2014 includes $1.7 million for Washington, D.C., and $0.1 million for Northern Virginia. Property operating expenses immaterially decreased for Maryland and decreased $1.0 million for Southern Virginia in 2015 compared with 2014.

Property operating expenses increased $5.0 million in 2014 compared with 2013. For the Comparable Portfolio, property operating expenses increased by $0.5 million due to an increase in snow and ice removal costs during the first quarter of 2014. Property operating expenses for the Non-Comparable Properties increased by $4.5 million due to the following:

•a $3.8 million increase from the Acquired Properties;
•a $0.9 million increase from 440 First Street, NW; and
•a $0.2 million decrease from the Disposed Properties.

The increase in property operating expenses in 2014 compared with 2013 includes $2.2 million for Washington, D.C., $1.7 million for Maryland, $0.8 million for Northern Virginia and $0.3 million for Southern Virginia.

Real estate taxes and insurance expense increased $2.4 million in 2015 compared with 2014. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million due to higher real estate tax assessments. Real estate taxes and insurance expense increased $2.2 million for the Non-Comparable Properties in 2015 compared with 2014 due to the following:

•a $1.7 million increase from the Acquired Properties;
•a $1.0 million increase from 440 First Street, NW; and
•a $0.5 million decrease from the Disposed Properties.

The increase in real estate taxes and insurance expense in 2015 compared with 2014 includes $2.7 million for Washington, D.C. and $0.1 million for Southern Virginia. Real estate taxes and insurance expense decreased $0.3 million for Maryland and $0.1 million for Northern Virginia in 2015 compared with 2014.

Real estate taxes and insurance expense increased $1.3 million in 2014 compared with 2013. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million in 2014 compared with 2013 due to higher real estate tax assessments, particularly in the Maryland region. Real estate taxes and insurance expense increased $1.1 million for the Non-Comparable Properties in 2014 compared with 2013 due to the following:

•a $1.6 million increase from the Acquired Properties;
•a $0.4 million increase from 440 First Street, NW;
•a $0.2 million decrease from the Disposed Properties; and
•a $0.7 million decrease from Storey Park.

The increase in real estate taxes and insurance expense in 2014 compared with 2013 includes $0.8 million for Washington, D.C., $0.5 million for Maryland and $0.1 million for Southern Virginia. For Northern Virginia, real estate taxes and insurance decreased $0.1 million in 2014 compared with 2013.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$25,450	$21,156	$4,294	20%	$21,156	$21,979	$(823)	(4)%

General and administrative expenses increased $4.3 million in 2015 compared with 2014 due to $6.1 million of personnel separation costs related to the departure of our former Chief Executive Officer and our former Chief Investment Officer. This increase was partially offset by a decrease in employee compensation costs and other overhead reductions.

General and administrative expenses decreased $0.8 million during 2014 compared with 2013 due to $1.8 million of personnel separation costs and $0.3 million of legal fees associated with an informal SEC inquiry, both of which were incurred during 2013. The decrease in general and administrative expenses in 2014 compared with 2013 was partially offset by an increase in employee compensation costs in 2014.

We currently anticipate that general and administrative expenses for 2016 will decrease compared with 2015. However, as discussed in “Item 1A—Risk Factors,” the informal inquiry initiated by the SEC could result in increased legal and/or accounting fees in 2016.

Acquisition costs are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$—	$2,681	$(2,681)	(100)%	$2,681	$602	$2,079	NM

We did not acquire any properties in 2015. During 2014, we acquired three office buildings (two in Washington, D.C. and one in Northern Virginia) for an aggregate purchase price of $188.0 million. During 2013, we acquired one office building at Redland Corporate Center for $30.0 million.

Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$66,624	$61,796	$4,828	8%	$61,796	$54,567	$7,229	13%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense increased $4.8 million in 2015 compared with 2014. For the Comparable Portfolio, depreciation and amortization expense increased $0.5 million due to additional leasing and tenant improvement costs related to the increase in occupancy in our portfolio, partially offset by the full amortization of lease-related assets. Depreciation and amortization expense for the Non-Comparable Properties increased $4.3 million due to the following:

•a $3.8 million increase from the Acquired Properties;
•a $2.4 million increase from 440 First Street, NW; and
•a $1.9 million decrease from the Disposed Properties.

Depreciation and amortization expense increased $7.2 million in 2014 compared with 2013. For the Comparable Portfolio, depreciation and amortization expense increased $1.4 million in 2014 compared with 2013 due to additional leasing and tenant improvement costs related to the increase in occupancy in our portfolio. Depreciation and amortization expense for the Non-Comparable Properties increased $5.8 million due to the following:

•a $7.1 million increase from the Acquired Properties;
•a $0.9 million increase from 440 First Street, NW;
•a $0.3 million decrease from the Disposed Properties; and
•a $1.9 million decrease from Storey Park.

Impairment of rental property is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$60,826	$3,956	$56,870	NM	$3,956	$—	$3,956	—%
In late January 2016, we entered into a binding contract to sell the NOVA Non-Core Portfolio, which includes eight properties in our Northern Virginia reporting segment. We recorded an impairment charge of $26.9 million on the NOVA Non-Core Portfolio for the fourth quarter of 2015 based on the anticipated sales price of the portfolio, less estimated selling costs. Our One Fair Oaks property is currently fully leased to CACI International, who we expect to vacate the property upon their lease expiration in December 2016. As a result of the loss of cash flow and the anticipated challenges of re-leasing the property, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value.

In October 2014, we sold Owings Mills Business Park, a four-building business park located in our Maryland reporting segment. We recorded an impairment charge of $4.0 million on the four buildings at Owings Mills Business Park in the second quarter of 2014 based on the fair value of the property, less selling costs.

We did not record any other impairment charges within continuing operations during 2015, 2014 or 2013.

Contingent consideration related to acquisition of property is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$—	$—	$—	—%	$—	$(213)	$213	100%

On March 25, 2011, we acquired 840 First Street, NE, in Washington, D.C. and recorded a contingent consideration obligation of $9.4 million at acquisition, which related to additional consideration payable to the sellers in common Operating Partnership units upon the terms of a lease renewal by the building’s sole tenant or the re-tenanting of the property through November 2013. In 2013, we recorded a $0.2 million reduction in contingent consideration related to a reduction in the obligation, as the period to re-tenant the property had expired. The contingent consideration was fully satisfied in 2014 with the issuance of Operating Partnership units.

Other (Income) Expenses

Interest expense is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$26,797	$24,696	$2,101	9%	$24,696	$32,803	$(8,107)	(25)%

Interest expense increased $2.1 million in 2015 compared with 2014 due to a higher average outstanding debt balance and higher weighted average interest rates on our unsecured revolving credit facility and our unsecured term loan. In 2015, our aggregate weighted average borrowings under the unsecured revolving credit facility and unsecured term loan totaled $465.5 million with a weighted average interest rate of 2.0%, compared with aggregate weighted average borrowings of $436.1 million with a weighted average interest rate of 1.8%. In addition, the increase in interest expense in 2015 compared with 2014 relates to a $1.4 million decrease in capitalized interest, as we placed 440 First Street, NW into service during the fourth quarter of 2014. In December 2015, we amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan, which reduced our interest rate spreads to market rates. We anticipate interest expense will be relatively flat in 2016 compared with 2015 as lower interest rate spreads are anticipated to be offset by a higher LIBOR.

Interest expense decreased $8.1 million in 2014 compared with 2013 due to a decrease in our outstanding debt balance and a decrease in the applicable weighted average interest rate between January 1, 2013 and December 31, 2014. Between January 1, 2013 and December 31, 2014, we lowered our outstanding debt balance by $120.3 million and the applicable weighted average interest rate by 90 basis points. In addition, we amended and restated our unsecured revolving credit facility and unsecured term loan in October 2013, which reduced our LIBOR spreads to market rates. In 2014, our weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $436.1 million with a weighted average interest rate of 1.8%, compared with weighted average borrowings of $363.8 million with a weighted average interest rate of 3.0% in 2013.

Interest and other income are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$(6,794)	$(6,799)	$5	—%	$(6,799)	$(6,373)	$(426)	7%

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid the $29.7 million outstanding balance of the mezzanine loan. We received a yield maintenance payment of $2.4 million with the prepayment of the loan, which offset the reduction in interest income associated with the loan prepayment.

On January 10, 2014, we amended and restated the $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., to increase the outstanding balance to $34.0 million and reduce the fixed interest rate from 12.50% to 9.75%. As part of amending the loan, we wrote-off $0.1 million of unamortized financing fees related to the origination of the mezzanine loan, which increased interest and other income in 2014 compared with 2013. In addition, interest and other income increased $0.1 million in 2014 compared with 2013 due to an increase in the subleased square footage of our corporate headquarters.

We anticipate that interest and other income will decrease in 2016 compared with 2015 due to the reduction in interest income associated with the prepayment of the America’s Square mezzanine loan.

Equity in (earnings) losses of affiliates is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$(1,825)	$(775)	$(1,050)	NM	$(775)	$47	$(822)	NM

Equity in (earnings) losses of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest.

The increase in income from our unconsolidated joint ventures in 2015 compared with 2014 relates to an increase in income from Prosperity Metro Plaza, 1750 H Street, NW and Aviation Business Park, which increases were primarily due to an increase in occupancy at the properties during 2015.

The increase in income from our unconsolidated joint ventures in 2014 compared with 2013 was due to an increase in income from Prosperity Metro Plaza, which was due to an increase in occupancy during 2014, and Aviation Business Park, which recorded a gain in 2014 from the reversal of a potential contingent consideration obligation as the time period contractually prescribed to achieve the metric creating the obligation had expired.

Loss on debt extinguishment / modification is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$1,824	$—	$1,824	—%	$—	$1,810	$(1,810)	(100)%

On December 4, 2015, we amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan. As part of the amendments, we, among other things, reduced the interest rate spreads on our unsecured revolving credit facility and our unsecured term loan to market rates, reduced the capitalization rates used to calculate gross asset value in the financial covenants, and amended the covenant package to more closely align with our Strategic Plan. During the fourth quarter of 2015, the Company incurred $1.8 million of debt modification charges related to amending and restating the unsecured revolving credit facility and unsecured term loan.

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

Gain on sale of rental property is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$(29,477)	$(21,230)	$(8,247)	39%	$(21,230)	$—	$(21,230)	—%

On December 17, 2015 we sold Newington Business Park Center, a seven-building industrial property located in Northern Virginia, totaling 255,600 square feet, for net proceeds of $31.4 million and reported a gain on sale of $19.5 million. On December 23, 2015, we sold Cedar Hill I and III, two three-story office buildings located in Northern Virginia, totaling 102,632 square feet, for net proceeds of $25.9 million and reported a gain on sale of $6.6 million. In January 2016, we used the combined net proceeds from the sale of these two properties to redeem 2.2 million shares of our Series A Preferred Shares. On July 28, 2015, we sold Rumsey Center, a four-building, single-story business park, located in our Maryland reporting segment, totaling 135,015 square feet, for net proceeds of $15.0 million and reported a gain on sale of $3.4 million. We used a portion of the net proceeds from the sale of Rumsey Center to fund repurchases of our common shares and the remainder to repay a portion of the outstanding balance of our unsecured revolving credit facility.

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building, 194,184 square foot single-story business park, which is located in Ashburn, Virginia, for net proceeds of $39.9 million and reported a gain on the sale of the property of $21.2 million in the second quarter of 2014. We used the net proceeds from the sale, together with available cash, to acquire 1775 Wiehle Avenue. We did not record any gain on sale of rental property within continuing operations in 2013.

(Loss) income from Discontinued Operations

(Loss) income from discontinued operations is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$(607)	$1,484	$(2,091)	NM	$1,484	$21,742	$(20,258)	(93)%

Discontinued operations for the periods presented reflect the Richmond Portfolio, which was classified within discontinued operations due to our strategic shift away from the Richmond market, as well as disposed properties that were classified as discontinued operations in previously filed consolidated financial statements prior to our adoption of ASU 2014-08. We recorded gains on the sale of rental property of $0.9 million, $1.3 million and $19.4 million in 2015, 2014 and 2013, respectively. The operating results of the disposed and held-for-sale properties classified within discontinued operations were adversely affected by a $4.1 million impairment charge in 2013. We did not record any impairment charges within discontinued operations in 2015 or 2014. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 9, Dispositions, in the notes to our consolidated financial statements.

Net loss (income) attributable to noncontrolling interests

Net loss (income) attributable to noncontrolling interests is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2015	2014	Change		2014	2013	Change
	$2,058	$(199)	$2,257	NM	$(199)	$93	$(292)	NM

Net loss (income) attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. During 2015, we had a net loss attributable to common shareholders of $45.4 million compared with net income attributable to common shareholders of $4.4 million during 2014. The weighted average percentage of the common Operating Partnership units held by third parties was 4.3% in 2015 and 2014. During 2014, we had net income of $4.4 million compared with a net loss of $1.3 million in 2013. The weighted average percentage of the common Operating Partnership units held by third parties was 4.3% and 4.4% in 2014 and 2013, respectively.

Prior to the fourth quarter of 2013, we consolidated two joint ventures in which we had a controlling interest. On November 8, 2013, we acquired the remaining interest in one of our consolidated partnerships for $4.6 million. At December 31, 2015, we consolidated the operating results of one joint venture and recognized our joint venture partners’ percentage of gains or losses within net loss (income) attributable to noncontrolling interests. The joint venture partners’ aggregate share of earnings in the operating results of our consolidated joint ventures was immaterial during 2015, 2014 and 2013.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”), defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (real estate taxes, property operating and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net income from our consolidated statements of operations is presented below. The Same Property NOI results exclude the collection of termination fees, as these vary significantly period-over-period, thus impacting trends and comparability. Also, Same Property NOI includes a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes. We eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

2015 Compared with 2014

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2015 compared with 2014:

CONSOLIDATED

(dollars in thousands)	Year Ended December 31,
	2015	2014	$ Change	% Change
Number of buildings(1)	95	95	—	—
Same property revenues
Rental	$113,977	$110,648	$3,329	3.0
Tenant reimbursements and other	28,790	27,705	1,085	3.9
Total same property revenues	142,767	138,353	4,414	3.2
Same property operating expenses
Property(2)	34,919	34,899	20	0.1
Real estate taxes and insurance	14,739	14,573	166	1.1
Total same property operating expenses	49,658	49,472	186	0.4
Same Property NOI(1)	$93,109	$88,881	$4,228	4.8

Reconciliation to net income:
Same Property NOI	$93,109	$88,881
Non-comparable net operating income(3)	15,899	12,159
General and administrative expenses	(25,450)	(21,156)
Depreciation and amortization	(66,624)	(61,796)
Other(4)	(51,351)	(2,529)
(Loss) income from discontinued operations	(607)	1,484
Net (loss) income	$(35,024)	$17,043

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	89.6%	87.8%
Total	89.0%	86.5%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the following non-same properties that were owned as of December 31, 2015: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, and 11 Dupont Circle, NW.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, Cedar Hill I and III, Newington Business Park Center, Rumsey Center, Owings Mills Business Park, Corporate Campus at Ashburn Center and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(4)	Combines acquisition costs, impairment of rental property and total other (income) expenses from our consolidated statements of operations.

Same Property NOI increased $4.2 million for the twelve months ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $4.4 million in 2015 compared with 2014, primarily due to an increase in the occupancy of our strategic hold properties located in all four reporting segments. In addition, total same property revenues increased due to an increase in construction management fees. Total same property operating expenses increased $0.2 million in 2015 compared with 2014, due to higher real estate tax assessments and management fees, partially offset by an overall decrease in anticipated bad debt reserves and utilities.

Reconciliation of Same Property NOI for Our Reporting Segments (2015 and 2014)

The following tables provide a reconciliation of our Same Property NOI for our reporting segments to our consolidated net loss for 2015 and net income for 2014. A detailed discussion of each reporting segment’s Same Property NOI results for 2015 compared with 2014 follows these tables.

	2015
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	3	34	39	19	95

Same Property
Total revenues	$27,299	$42,533	$44,201	$28,734	$142,767
Property operating expense	(6,263)	(10,603)	(10,730)	(7,323)	(34,919)
Real estate taxes and insurance	(4,433)	(3,452)	(4,443)	(2,411)	(14,739)
Same Property NOI(1)	$16,603	$28,478	$29,028	$19,000	93,109

Non-comparable net operating income(2)					15,899
General and administrative					(25,450)
Depreciation and amortization expense					(66,624)
Impairment of rental property					(60,826)
Other income					9,475
Loss from discontinued operations					(607)
Net loss					$(35,024)

	2014
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	3	34	39	19	95

Same Property
Total revenues	$25,443	$41,466	$43,273	$28,171	$138,353
Property operating expense	(5,981)	(10,065)	(10,673)	(8,179)	(34,898)
Real estate taxes and insurance	(4,185)	(3,550)	(4,575)	(2,264)	(14,574)
Same Property NOI(1)	$15,277	$27,851	$28,025	$17,728	88,881

Non-comparable net operating income(2)					12,159
General and administrative					(21,156)
Depreciation and amortization expense					(61,796)
Acquisition costs					(2,681)
Impairment of rental property					(3,956)
Other income					4,108
Income from discontinued operations					1,484
Net income					$17,043

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the following non-same properties that were owned as of December 31, 2015: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, and 11 Dupont Circle, NW.

(2)
Includes property results for: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, Cedar Hill I and III, Newington Business Park Center, Rumsey Center, Owings Mills Business Park, Corporate Campus at Ashburn Center and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Washington, D.C.

(dollars in thousands)	Year Ended December 31,
	2015	2014	$ Change	% Change
Number of buildings(1)	3	3	—	—
Same property revenues
Rental	$19,339	$17,550	$1,789	10.2
Tenant reimbursements and other	7,960	7,893	67	0.8
Total same property revenues	27,299	25,443	1,856	7.3
Same property operating expenses
Property(2)	6,263	5,981	282	4.7
Real estate taxes and insurance	4,433	4,185	248	5.9
Total same property operating expenses	10,696	10,166	530	5.2
Same Property NOI(1)	$16,603	$15,277	$1,326	8.7

Reconciliation to total property operating income:
Same Property NOI	$16,603	$15,277
Non-comparable net operating income(3)	8,349	3,416
Total property operating income	$24,952	$18,693

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	96.6%	90.8%
Total	86.9%	89.3%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the following non-same properties that were owned as of December 31, 2015: 440 First Street, NW, Storey Park, 1401 K Street, NW and 11 Dupont Circle, NW.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: 440 First Street, NW, Storey Park, 1401 K Street, NW, 11 Dupont Circle, NW and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Washington, D.C. properties increased $1.3 million for the twelve months ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $1.9 million during 2015 compared with 2014 as a result of an increase in occupancy at both 840 First Street, NW and 1211 Connecticut Avenue, NW. Total same property operating expenses increased $0.5 million during 2015 compared with 2014 primarily due to higher real estate tax assessments.

Maryland

(dollars in thousands)	Year Ended December 31,
	2015	2014	$ Change	% Change
Number of buildings	34	34	—	—
Same property revenues
Rental	$35,724	$34,961	$763	2.2
Tenant reimbursements and other	6,809	6,505	304	4.7
Total same property revenues	42,533	41,466	1,067	2.6
Same property operating expenses
Property(1)	10,603	10,065	538	5.3
Real estate taxes and insurance	3,452	3,550	(98)	(2.8)
Total same property operating expenses	14,055	13,615	440	3.2
Same Property NOI	$28,478	$27,851	$627	2.3

Reconciliation to total property operating income:
Same Property NOI	$28,478	$27,851
Non-comparable net operating income(2)	751	2,527
Total property operating income	$29,229	$30,378

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	91.2%	88.5%
Total	91.2%	86.1%

(1)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(2)
Includes property results for: Owings Mills Business Park, Rumsey Center and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Maryland properties increased $0.6 million for the twelve months ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $1.1 million during 2015 compared with 2014 as a result of an increase in occupancy, primarily at TenThreeTwenty. Total same property operating expenses increased $0.4 million in 2015 compared with 2014 due to an increase in anticipated bad debt reserves and an increase in snow and ice removal costs incurred in the first quarter of 2015.

Northern Virginia

(dollars in thousands)	Year Ended December 31,
	2015	2014	$ Change	% Change
Number of buildings(1)	39	39	—	—
Same property revenues
Rental	$34,848	$34,815	$33	0.1
Tenant reimbursements and other	9,353	8,458	895	10.6
Total same property revenues	44,201	43,273	928	2.1
Same property operating expenses
Property(2)	10,730	10,673	57	0.5
Real estate taxes and insurance	4,443	4,575	(132)	(2.9)
Total same property operating expenses	15,173	15,248	(75)	(0.5)
Same Property NOI(1)	$29,028	$28,025	$1,003	3.6

Reconciliation to total property operating income:
Same Property NOI	$29,028	$28,025
Non-comparable net operating income(3)	7,122	6,676
Total property operating income	$36,150	$34,701

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	86.3%	85.7%
Total	86.9%	86.4%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same-property results exclude the following non-same property that was owned as of December 31, 2015: 1775 Wiehle Avenue.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: 1775 Wiehle Avenue, Cedar Hill I and III, Newington Business Park Center, Corporate Campus at Ashburn Center and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Northern Virginia properties increased $1.0 million for the twelve months ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $0.9 million during 2015 compared with 2014 primarily as a result of an increase in occupancy at Atlantic Corporate Park. Total same property operating expenses slightly decreased during 2015 compared with 2014 due to lower real estate taxes and insurance expense.

Southern Virginia

(dollars in thousands)	Year Ended December 31,
	2015	2014	$ Change	% Change
Number of buildings	19	19	—	—
Same property revenues
Rental	$24,066	$23,322	$744	3.2
Tenant reimbursements and other	4,668	4,849	(181)	(3.7)
Total same property revenues	28,734	28,171	563	2.0
Same property operating expenses
Property(1)	7,323	8,179	(856)	(10.5)
Real estate taxes and insurance	2,411	2,264	147	6.5
Total same property operating expenses	9,734	10,443	(709)	(6.8)
Same Property NOI	$19,000	$17,728	$1,272	7.2

Reconciliation to total property operating income:
Same Property NOI	$19,000	$17,728
Non-comparable net operating loss(2)	(323)	(460)
Total property operating income	$18,677	$17,268

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	90.8%	89.3%
Total	90.8%	86.3%

(1)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(2)	Includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Southern Virginia properties increased $1.3 million for the twelve months ended December 31, 2015 compared with 2014. Total same property revenues increased $0.6 million during 2015 compared with 2014 as a result of an increase in occupancy at both 1434 Crossways Boulevard and Greenbrier Circle Corporate Center. Total same property operating expenses decreased $0.7 million during 2015 compared with 2014 primarily due to a decrease in anticipated bad debt reserves.

2014 Compared with 2013

The following tables of selected operating data provide the basis for our discussion of Same Property NOI in 2014 compared with 2013:

CONSOLIDATED

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	111	111	—	—
Same property revenues
Rental	$113,416	$111,513	$1,903	1.7
Tenant reimbursements and other	28,374	26,699	1,675	6.3
Total same property revenues	141,790	138,212	3,578	2.6
Same property operating expenses
Property(2)	35,494	34,788	706	2.0
Real estate taxes and insurance	14,852	14,490	362	2.5
Total same property operating expenses	50,346	49,278	1,068	2.2
Same Property NOI(1)	$91,444	$88,934	$2,510	2.8

Reconciliation to net income:
Same Property NOI	$91,444	$88,934
Non-comparable net operating income(3)	9,596	5,527
General and administrative expenses	(21,156)	(21,979)
Depreciation and amortization	(61,796)	(54,567)
Other(4)	(2,529)	(28,676)
Income from discontinued operations	1,484	21,742
Net income	$17,043	$10,981

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	87.6%	85.2%
Total	86.5%	84.2%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same properties that were owned as of December 31, 2014: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, a building at Redland Corporate Center and the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central and Virginia Technology Center), which was classified as held-for-sale as of December 31, 2014.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, Owings Mills Business Park, Corporate Campus at Ashburn Center and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(4)	Combines acquisition costs, impairment of rental property, contingent consideration related to acquisition of property and total other (income) expenses from our consolidated statements of operations.

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

Reconciliation of Same Property NOI for Our Reporting Segments (2014 and 2013)

The following tables provide a reconciliation of our Same Property NOI for our reporting segments to our consolidated net income for 2014 and 2013. A detailed discussion of each reporting segment’s Same Property NOI results for 2014 compared with 2013 follows these tables.

	2014
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	3	41	48	19	111

Same Property
Total revenues	$25,443	$38,808	$49,368	$28,171	$141,790
Property operating expense	(5,981)	(9,195)	(12,138)	(8,180)	(35,494)
Real estate taxes and insurance	(4,185)	(3,196)	(5,207)	(2,264)	(14,852)
Same Property NOI(1)	$15,277	$26,417	$32,023	$17,727	91,444

Non-comparable net operating income(2)					9,596
General and administrative					(21,156)
Depreciation and amortization expense					(61,796)
Acquisitions costs					(2,681)
Impairment of rental property					(3,956)
Other (income) expenses					4,108
Income from discontinued operations					1,484
Net income					$17,043

	2013
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	3	41	48	19	111

Same Property
Total revenues	$25,637	$37,537	$48,027	$27,011	$138,212
Property operating expense	(5,826)	(9,398)	(11,709)	(7,855)	(34,788)
Real estate taxes and insurance	(4,121)	(2,900)	(5,316)	(2,153)	(14,490)
Same Property NOI(1)	$15,690	$25,239	$31,002	$17,003	88,934

Non-comparable net operating income(2)					5,527
General and administrative					(21,979)
Depreciation and amortization expense					(54,567)
Acquisition costs					(602)
Contingent consideration related to acquisition of property					213
Other (income) expenses					(28,287)
Income from discontinued operations					21,742
Net income					$10,981

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same properties that were owned as of December 31, 2014: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, a building at Redland Corporate Center and the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central and Virginia Technology Center), which was classified as held-for-sale as of December 31, 2014.

(2)
Includes property results for: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, 11 Dupont Circle, NW, Owings Mills Business Park, Corporate Campus at Ashburn Center and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Washington, D.C.

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	3	3	—	—
Same property revenues
Rental	$17,550	$17,665	$(115)	(0.7)
Tenant reimbursements and other	7,893	7,972	(79)	(1.0)
Total same property revenues	25,443	25,637	(194)	(0.8)
Same property operating expenses
Property(2)	5,981	5,826	155	2.7
Real estate taxes and insurance	4,185	4,121	64	1.6
Total same property operating expenses	10,166	9,947	219	2.2
Same Property NOI(1)	$15,277	$15,690	$(413)	(2.6)

Reconciliation to total property operating income:
Same property NOI	$15,277	$15,690
Non-comparable net operating income(3)	3,416	1,033
Total property operating income	$18,693	$16,723

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	90.8%	96.3%
Total	89.3%	96.5%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-same properties that were owned as of December 31, 2014: 440 First Street, NW, Storey Park,1401 K Street, NW and 11 Dupont Circle, NW.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: 440 First Street, NW, Storey Park, 1401 K Street, NW, 11 Dupont Circle, NW and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

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

Maryland

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	41	41	—	—
Same property revenues
Rental	$33,212	$32,305	$907	2.8
Tenant reimbursements and other	5,596	5,232	364	7.0
Total same property revenues	38,808	37,537	1,271	3.4
Same property operating expenses
Property(2)	9,195	9,398	(203)	(2.2)
Real estate taxes and insurance	3,196	2,900	296	10.2
Total same property operating expenses	12,391	12,298	93	0.8
Same Property NOI(1)	$26,417	$25,239	$1,178	4.7

Reconciliation to total property operating income:
Same Property NOI	$26,417	$25,239
Non-comparable net operating income(3)	3,961	2,481
Total property operating income	$30,378	$27,720

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	87.8%	85.4%
Total	86.1%	81.7%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-same properties that were owned as of December 31, 2014: a building at Redland Corporate Center.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: Owings Mills Business Park and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

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

Northern Virginia

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	48	48	—	—
Same property revenues
Rental	$39,332	$38,573	$759	2.0
Tenant reimbursements and other	10,036	9,454	582	6.2
Total same property revenues	49,368	48,027	1,341	2.8
Same property operating expenses
Property(2)	12,138	11,709	429	3.7
Real estate taxes and insurance	5,207	5,316	(109)	(2.1)
Total same property operating expenses	17,345	17,025	320	1.9
Same Property NOI(1)	$32,023	$31,002	$1,021	3.3

Reconciliation to total property operating income:
Same property NOI	$32,023	$31,002
Non-comparable net operating income(3)	2,678	2,505
Total property operating income	$34,701	$33,507

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	85.7%	81.2%
Total	86.4%	82.8%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-same properties that were owned as of December 31, 2014: Newington Business Park Center, Cedar Hill I and III and 1775 Wiehle Avenue.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: 1775 Wiehle Avenue, Corporate Campus at Ashburn Center and any disposed property whose operations have been classified as discontinued operations. See note 9(b), Dispositions. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

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

Southern Virginia

(dollars in thousands)	Year Ended December 31,
	2014	2013	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$23,322	$22,970	$352	1.5
Tenant reimbursements and other	4,849	4,041	808	20.0
Total same property revenues	28,171	27,011	1,160	4.3
Same property operating expenses
Property(2)	8,180	7,855	325	4.1
Real estate taxes and insurance	2,264	2,153	111	5.2
Total same property operating expenses	10,444	10,008	436	4.4
Same Property NOI(1)	$17,727	$17,003	$724	4.3

Reconciliation to total property operating income:
Same property NOI	$17,727	$17,003
Non-comparable net operating loss(3)	(459)	(492)
Total property operating income	$17,268	$16,511

	Full Year Weighted Average Occupancy
	2014	2013
Same Properties	89.3%	87.6%
Total	86.3%	85.7%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the operating results of the following non-same properties that were owned as of December 31, 2014: the Richmond Portfolio (Chesterfield Business Center, Hanover Business Center, Park Central, and Virginia Technology Center), which was classified as held-for-sale as of December 31, 2014 and subsequently sold in March 2015.

(2)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)	Includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Southern Virginia properties increased $0.7 million for the twelve months ended December 31, 2014 compared with 2013. Total same property revenues increased $1.2 million during 2014 compared with 2013 due to an increase in recoverable operating expenses, including recoverable snow and ice removal costs incurred in the first quarter of 2014. Total same property operating expenses increased $0.4 million during 2014 compared with 2013 due to an increase in anticipated bad debt expense and an increase in snow and ice removal costs in the first quarter of 2014.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities (including both internal growth through redevelopment, as well as external growth through acquisitions). We have executed on several key components of our previously disclosed capital recycling strategy, including the sale of the Richmond Portfolio in the first quarter of 2015 for net proceeds of $53.8 million, after debt prepayments. The majority of the net proceeds from the sale were used to repay $48.0 million of the outstanding balance under our unsecured revolving credit facility.
In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. During 2015, we repurchased 924,198 shares at a weighted-average share price of $10.99 for a total purchase price of $10.2 million. As of the date of this filing, we are authorized to repurchase an additional 4.1 million of our common shares. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. On July 28, 2015, we sold Rumsey Center, a four-building, single-story business park totaling 135,015 square feet, which is located in Columbia, Maryland, for net proceeds of $15.0 million. We used a portion of the net proceeds from the sale of Rumsey Center to fund the repurchase our common shares and the remainder to repay a portion of the outstanding balance of our unsecured revolving credit facility.
As previously disclosed, after thorough evaluation and discussion with the Board of Trustees, we implemented a plan in the second half of 2015 designed to improve performance and create shareholder value by commencing a process to accelerate the sale of at least $200 million of assets and to utilize the proceeds from such dispositions to repurchase common shares under our share repurchase program, redeem our Series A Preferred Shares, in whole or in part, beginning in late January 2016 and/or repay outstanding indebtedness. In connection with the plan to dispose of at least $200 million of assets, on December 17, 2015, we sold Newington Business Park Center, a seven-building industrial property located in Northern Virginia, totaling 255,600 square feet, for net proceeds of $31.4 million. In addition, on December 23, 2015, we sold Cedar Hill I and III, two three-story office buildings located in Northern Virginia, totaling 102,632 square feet, for net proceeds of $25.9 million. The combined proceeds from these two sales were utilized to fund the redemption of 2.2 million shares of our Series A Preferred Shares in January 2016.
Pursuant to the previously announced plan to dispose of at least $200 million of assets, in late January 2016, we entered into a binding contract to sell the NOVA Non-Core Portfolio. The NOVA Non-Core Portfolio is comprised of eight properties totaling 945,745 square feet. We expect to receive net proceeds of approximately $90 million from the sale of the NOVA Non-Core Portfolio and, for the fourth quarter of 2015, we incurred an impairment charge of $26.9 million related to the expected sale. In addition, in February 2016, we entered into a contract, subject to a study period, to sell Storey Park. The NOVA Non-Core Portfolio and Storey Park sales are expected to be completed in the first half of 2016. However, we can provide no assurances regarding the timing or pricing of the sales, or that such sales will ultimately occur.
We completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we are now implementing our Strategic Plan to de-risk the portfolio, de-lever the balance sheet and maximize asset values. The key action items include:

•	Improve our portfolio composition by increasing the disposition of non-core assets from $200 million to approximately $350 million.

•	Address upcoming lease expirations through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland Corporate Center, and the future sale of One Fair Oaks.

•
Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time, and extending our debt maturities to better match our capital structure with our assets.

•	Manage our cost structure by reducing normalized corporate overhead and general and administrative expenses.

•	Reduce our targeted annualized common share dividend from $0.60 to $0.40.

We expect to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on our unsecured revolving credit facility. Our short-term obligations consist primarily of the lease for our corporate headquarters, normal recurring operating expenses, regular debt payments, recurring expenditures for corporate and administrative needs, non-recurring expenditures, such as capital improvements, tenant improvements and redevelopments, leasing commissions and dividends to preferred and common shareholders.

At December 31, 2015, we had $120.0 million outstanding under our unsecured revolving credit facility. As of the date of this filing, we had $186.0 million outstanding and $114.0 million of availability under our unsecured revolving credit facility. In the next 12 months, we have $66.8 million of consolidated debt maturing, of which $54.5 million can be extended for at least one year at our option. The debt maturing in the next twelve months includes $0.2 million of mortgage debt that encumbers a building at Gateway Centre Manassas, which is scheduled to be sold as part of our NOVA Non-Core Portfolio in the first half of 2016. For a list of principal debt balances and their maturity dates, see note 10, Debt.
Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 9.5% of our annualized cash basis rent is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.
We own three single-tenant buildings that have leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right and vacating the building in March of 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, and CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, have leases that are scheduled to expire on July 31, 2016 and December 31, 2016, respectively. While these tenants have not yet formally indicated whether they intend to renew or terminate their respective leases, based on our informal discussions with these tenants, we are proceeding on the assumption that these leases will terminate. As such, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks, gauging new tenant interest to lease these properties and engaging in short-term renewal discussions with the respective tenants, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for the properties. In connection with our fourth quarter reporting, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value.

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

Financing Activity

Land Loan

On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan with a variable interest rate of LIBOR plus a spread of 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us. As of December 31, 2015, we were in compliance with all the financial covenants of the Storey Park land loan.

Construction Loans

On June 5, 2013, we entered into a construction loan (the “440 First Street, NW Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The 440 First Street, NW Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $10.5 million in 2014. The 440 First Street, NW Construction Loan has a variable interest rate of LIBOR plus a spread of 2.50% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the 440 First Street, NW Construction Loan, without penalty, at any time during the term of the loan. At December 31, 2015, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of December 31, 2015, we were in compliance with all the financial covenants of the 440 First Street, NW Construction Loan.

On September 1, 2015, we entered into a construction loan (the “Northern Virginia Construction Loan”) that is collateralized by a 167,000 square foot office building that is currently in development in Northern Virginia. We currently expect to complete construction of the new building in early 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $9.2 million as of December 31, 2015. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan. As of December 31, 2015, we were in compliance with all of the financial covenants of the Northern Virginia Construction Loan.

Mortgage Debt

We have originated or assumed the following mortgage loans since January 1, 2014 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Amount
September	2015	Northern Virginia Construction Loan	LIBOR + 1.85%	$9,176	(1)
August	2015	11 Dupont Circle, NW	4.22%	66,780
October	2014	Storey Park Land Loan(1)	LIBOR + 2.50%	22,000	(1)(2)
April	2014	1401 K Street, NW	4.93%	37,269

(1)	At December 31, 2015, LIBOR was 0.43%.

(2)
We have a 97% ownership interest in the property through a consolidated joint venture. The loan balance in the chart above reflects the entire loan balance, which is reflected in our consolidated balance sheets.

We have repaid the following mortgage loans since January 1, 2014 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
July	2015	Jackson National Life Loan	5.19%	$64,230
March	2015	Hanover Business Center Building D	6.63%	65
March	2015	Chesterfield Business Center Buildings C,D,G and H	6.63%	202
March	2015	Hanover Business Center Building C	6.63%	460
March	2015	Chesterfield Business Center Buildings A,B,E and F	6.63%	1,584
March	2015	Airpark Business Center	6.63%	864
October	2014	Storey Park Land Loan	5.80%	22,000
May	2014	Annapolis Business Center	6.25%	8,027

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of December 31, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests that are owned by unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.
On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of our Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and (iv) such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition,” “Item 1A – Risk Factors – Risks Related to an Investment in Our Equity Securities – We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends” and “—Financial Covenants” below for additional information regarding the financial covenants.

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

Consolidated cash flow information is summarized as follows:

	Year Ended December 31,			Change
(amounts in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash provided by operating activities	$60,382	$62,953	$55,292	$(2,571)	$7,661
Net cash provided by (used in) investing activities	84,888	(111,556)	160,331	196,444	(271,887)
Net cash (used in) provided by financing activities	(145,066)	53,186	(216,257)	(198,252)	269,443

Comparison of the Years Ended December 31, 2015 and 2014

Net cash provided by operating activities decreased $2.6 million for the year ended December 31, 2015 compared with same period in 2014, primarily related to the timing of cash payments and receipts, as we had a decrease in rents received in advance. In addition, net cash provided by operating activities decreased due to the release of funds in 2014 that had previously been escrowed. The decrease in net cash provided by operating activities for the year ended December 31, 2015 was partially offset by an increase in net operating income, due to a higher occupancy in our portfolio, and an increase in accounts payable and accrued expenses.

Net cash provided by investing activities was $84.9 million for the year ended December 31, 2015 compared with net cash used in investing activities of $111.6 million for the same period in 2014. During 2015, we received aggregate net proceeds of $129.2 million from the sale of Cedar Hill I and III, Newington Business Park Center, Rumsey Center and the Richmond Portfolio, which does not include cash used to prepay the $3.2 million of mortgage debt secured by the Richmond Portfolio. During 2014, we acquired three properties for an aggregate net cash purchase price of $150.7 million, which excludes the assumption of a $37.3 million mortgage loan in connection with our acquisition of 1401 K Street, NW, and we sold six properties for aggregate net proceeds of $97.7 million. During 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The proceeds from the loan repayment were used to pay down a portion of the outstanding balance of our unsecured revolving credit facility. During the twelve months ended December 31, 2014, we increased our loan to the owners of 950 F Street, NW by $9.0 million, which was funded through a draw under our unsecured revolving credit facility. The increase in cash provided by investing activities was partially offset by a $23.1 million combined increase in cash used for construction activities and additions to rental property and furniture, fixtures and equipment, which was primarily driven by tenant improvement costs at Atlantic Corporate Park in our Northern Virginia reporting segment, as well as costs incurred for the 167,000 square foot office building that is currently in development in Northern Virginia.

Net cash used in financing activities was $145.1 million for the year ended December 31, 2015 compared with net cash provided by financing activities of $53.2 million for the same period in 2014. During the year ended December 31, 2015, we issued $196.0 million of debt and repaid $277.1 million of debt, and during the year ended December 31, 2014, we issued $250.5 million of debt and repaid of $147.6 million of debt. The increase in net cash used in financing activities for the year ended December 31, 2015 also includes $10.2 million of cash used to repurchase 0.9 million common shares.

Comparison of the Years Ended December 31, 2014 and 2013

Net cash provided by operating activities increased $7.7 million for the year ended December 31, 2014 compared with same period in 2013 primarily due to an increase in same property net operating income. Additionally, net cash provided by operating activities increased in 2014 compared with 2013 due an increase in rents received in advance and a decrease in cash paid for interest expense. The increase in cash provided by operating activities for the year ended December 31, 2014 compared with 2013 was partially offset by a reduction in net operating income, primarily as a result of selling our industrial portfolio in June 2013.

Net cash used in investing activities was $111.6 million for the year ended December 31, 2014 compared with net cash provided by investing activities of $160.3 million for the same period in 2013. During 2014, we acquired three properties for an aggregate net cash purchase price of $150.7 million, which excludes the assumption of a $37.3 million mortgage loan in connection with our acquisition of 1401 K Street, NW, and we sold six properties for aggregate net cash proceeds of $97.7 million. During

2013, we purchased a building for $30.0 million and we sold 28 properties for aggregate net cash proceeds of $263.5 million, of which we placed $28.2 million of the net proceeds in an escrow account held by a qualified intermediary in order to facilitate a potential tax-free exchange, which was used to fund the majority of the 2013 acquisition. During the year ended December 31, 2014, we increased our loan to the owners of 950 F Street, NW by $9.0 million, which was funded through a draw under our unsecured revolving credit facility. Additionally, during the year ended December 31, 2014, cash used for construction activities and additions to rental properties decreased $17.2 million compared with the same period in 2013 due to substantially completing the redevelopment of 440 First Street, NW in the third quarter of 2013 and a decline in amounts spent on tenant improvements.

Net cash provided by financing activities was $53.2 million in 2014 compared with net cash used in financing activities of $216.3 million in 2013. During the year ended December 31, 2014, we issued $250.5 million of debt and repaid $147.6 million of debt compared with the issuance of $152.2 million of debt and repayment of $412.4 million of outstanding debt during the year ended December 31, 2013. During 2013, we paid $8.3 million toward the deferred purchase price obligation related to the acquisition of Storey Park in 2011 and a $0.7 million payment made to the seller of Corporate Campus at Ashburn Center to satisfy the contingent consideration obligation that was established at acquisition. We sold Corporate Campus at Ashburn Center in 2014. During 2013, we also issued 7.5 million common shares for net proceeds of $105.1 million. The increase in outstanding common shares resulted in an increase in dividends paid to common shareholders of $2.3 million for the year ended December 31, 2014 compared with the same period in 2013.

Property Acquisitions and Dispositions

We did not acquire any properties in 2015. We acquired three properties in 2014. Below is a summary of our dispositions during 2015 and our acquisitions and dispositions during 2014 (in thousands, except square feet and percentages):

Acquisitions	Reporting Segment	Acquisition Date	Property Type	Square Feet	Purchase Price	Capitalization Rate(1)
11 Dupont Circle, NW	Washington, D.C.	9/24/2014	Office	155,713	$89,000	6.2%
1775 Wiehle Avenue	Northern Virginia	6/25/2014	Office	130,048	41,000	6.9%
1401 K Street, NW	Washington, D.C.	4/8/2014	Office	117,243	58,000	5.3%

Dispositions	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds	Gain on Sale	Capitalization Rate(2)
Cedar Hill I and III	Northern Virginia	12/28/2015	Office	102,632	$25,939	$6,598	8.6%
Newington Business Park Center	Northern Virginia	12/21/2015	Business Park	255,600	31,409	19,495	6.0%
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956	3,384	8.3%
Richmond Portfolio(3)	Southern Virginia	3/19/2015	Business Park	828	53,768	857	9.0%
Owings Mills Business Park	Maryland	10/16/2014	Business Park	180,475	12,417	—	4.4%
Corporate Campus at Ashburn Center	Northern Virginia	6/26/2014	Business Park	194,184	39,910	21,230	7.0%
Patrick Center(3)	Maryland	4/16/2014	Office	66,269	10,888	1,338	8.1%
West Park(3)	Maryland	4/2/2014	Office	28,333	2,871	—	6.9%
Girard Business Center and Gateway Center(3)	Maryland	1/29/2014	Business Park and Office	341,973	31,616	—	8.4%

(1)	Capitalization rates for acquisitions are calculated based on the annual anticipated net operating income divided by the purchase price.

(2)
Capitalization rates for dispositions are calculated based on the annualized net operating income, which is based on the year-to-date net operating income through the month prior to the sale, divided by the selling price. Due to the timing of the sale of Girard Business Center and Gateway Center in January 2014, the capitalization rate for the sale was based on the net operating income for 2013 divided by the selling price.

(3)
The operating results of these properties, including any gains on sale or impairments, are reflected in “(Loss) income from discontinued operations” in our statement of operations. See further discussion at note 9, Dispositions.

Outstanding Debt

The following table sets forth certain information with respect to our outstanding indebtedness at December 31, 2015 (dollars in thousands):

	Effective Interest Rate		Balance at December 31, 2015	Annualized Debt Service		Maturity Date	Balance at Maturity
Fixed-Rate Debt
Encumbered Properties
Gateway Centre Manassas Building I(1)(2)	5.88%		$213	$239		11/1/2016	$—
Hillside I and II(1)	4.62%		12,540	945		12/6/2016	12,160
Redland Corporate Center Buildings II and III	4.64%		64,543	4,014		11/1/2017	62,064
840 First Street, NE	6.01%		35,888	2,722		7/1/2020	32,000
Battlefield Corporate Center	4.40%		3,526	320		11/1/2020	2,618
1211 Connecticut Avenue, NW	4.47%		29,110	1,823		7/1/2022	24,668
1401 K Street, NW	4.93%		36,224	2,392		6/1/2023	30,414
11 Dupont Circle(3)	4.22%		66,780	2,705		9/1/2030	60,449
Total Fixed-Rate Debt	4.74%	(4)	$248,824	$15,160			$224,373
Unamortized fair value adjustments			(173)
Total Principal Balance			$248,651
Variable-Rate Debt(5)
440 First Street, NW Construction Loan(6)	LIBOR + 2.50%		$32,216	$944		5/30/2016	$32,216
Storey Park Land Loan(7)	LIBOR + 2.50%		22,000	645		10/16/2016	22,000
Northern Virginia Construction Loan(8)	LIBOR + 1.85%		9,176	209		9/1/2019	9,176
Unsecured Revolving Credit Facility(9)	LIBOR + 1.50%		120,000	2,316		10/16/2017	120,000
Unsecured Term Loan(9)
Tranche A	LIBOR + 1.45%		100,000	1,880		12/4/2020	100,000
Tranche B	LIBOR + 1.45%		100,000	1,880		6/4/20121	100,000
Tranche C	LIBOR + 1.80%		100,000	2,230		12/4/2022	100,000
Total Unsecured Term Loan	2.03%	(4)	$300,000	$5,990			$300,000
Total Variable-Rate Debt	3.09%	(4)(10)	$483,392	$10,104			$483,392
Total Debt at December 31, 2015	3.65%	(4)(10)	$732,216	$25,264	(11)		$707,765

(1)	The balance includes the fair value impacts recorded at acquisition upon assumption of the mortgages encumbering these properties.

(2)	The Gateway Centre Manassas mortgage loan is classified within “Liabilities-held-for-sale” on our consolidated balance sheets, as part of the NOVA Non-Core Portfolio.

(3)	The loan is interest only until September 1, 2025.

(4)	Represents the weighted average interest rate.

(5)
All of our variable rate debt is based on one-month LIBOR. For the purposes of calculating the annualized debt service and the effective interest rate, we used the one-month LIBOR rate at December 31, 2015, which was 0.43%.

(6)
The loan matures in May 2016, with two one-year extension options at our discretion and has a borrowing capacity of up to $43.5 million. We can repay all or a portion of the 440 First Street, NW Construction Loan, without penalty, at any time during the term of the loan.

(7)	The loan matures in October 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan.

(8)
The loan has a borrowing capacity of up to $43.7 million. The loan is collateralized by a development project in Northern Virginia. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan.

(9)	On December 4, 2015, we amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan.

(10)
At December 31, 2015, we had fixed LIBOR on $300.0 million of our variable rate debt through eleven interest rate swap agreements. The effective interest rate reflects the impact of our interest rate swap agreements.

(11)	During 2015, we paid approximately $4.5 million in principal payments on our consolidated mortgage debt.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of December 31, 2015, we were in compliance with the covenants of our amended and restated unsecured term loan, amended and restated unsecured revolving credit facility, 440 First Street, NW Construction Loan, Northern Virginia Construction Loan and Storey Park Land Loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at December 31, 2015 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan, Construction Loans and Storey Park Land Loan

Covenants	Quarter Ended December 31, 2015	Covenant
Consolidated Total Leverage Ratio(1)	41.5%	≤ 60%
Tangible Net Worth(1)	$1,108,625	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.29x	≥ 1.50x
Maximum Dividend Payout Ratio	65.9%	≤ 95%
Restricted Indebtedness:
Maximum Secured Debt	19.0%	≤ 40%
Unencumbered Pool Leverage(1)	38.5%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.85x	≥ 1.75x

(1)
These are the only covenants that apply to our 440 First Street, NW Construction Loan, Northern Virginia Construction Loan and Storey Park Land Loan, which are calculated in accordance with the amended, restated and consolidated unsecured revolving credit facility and unsecured term loan.

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

At December 31, 2015, we had fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt through eleven interest rate swap agreements that are summarized below (dollars in thousands):

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

Off-Balance Sheet Arrangements

We are secondarily liable for $2.8 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties that we own through two unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. See note 5, Investment in Affiliates, in the notes to our consolidated financial statements for more information.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2015 (dollars in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3 -5 Years	More than 5 Years
Mortgage loans(1)(2)	$312,043	$70,260	$67,810	$48,851	$125,122
Unsecured term loan	300,000	—	—	100,000	200,000
Unsecured revolving credit facility	120,000	—	—	120,000	—
Interest expense(3)	127,043	23,959	37,879	28,747	36,458
Operating leases(4)	9,025	1,431	3,375	4,044	175
Construction in progress	13,707	13,707	—	—	—
Capital expenditures	8,050	8,050	—	—	—
Tenant improvements(5)	19,764	19,764	—	—	—
Total	$909,632	$137,171	$109,064	$301,642	$361,755

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(2)
Includes $0.2 million of mortgage debt that was classified as held-for-sale and included within “Liabilities held-for-sale” on our consolidated balance sheets for December 31, 2015. See note 9, Dispositions, for details.

(3)
Interest expense for our fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for our variable rate obligations and our interest rate swap obligations are calculated using the outstanding balance and applicable interest rate at December 31, 2015 over the life of the obligation.

(4)	Reflects the lease obligation on our corporate headquarters, net of sublease income.

(5)	Includes leasehold improvement and space refurbishment costs.

As of December 31, 2015, we had contractual construction in progress obligations, which included amounts accrued at December 31, 2015, of $13.7 million. The amount of contractual construction in progress obligations are primarily related to development activities for the to-be-constructed building in our Northern Virginia reporting segment. As of December 31, 2015, we had contractual rental property and furniture, fixtures and equipment obligations of $27.8 million outstanding, which included amounts accrued at December 31, 2015. The amount of contractual rental property and furniture, fixtures and equipment obligations at December 31, 2015 included significant tenant improvement costs for the lease at the to-be-constructed building in our Northern Virginia reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.
We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2015, we remained liable to those local municipalities for $2.6 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of December 31, 2015.

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

We consider FFO and FFO available to common shareholders useful measures of performance for an equity REIT as they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of rental property diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by investors and analysts. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may differ from the methodology for calculating FFO, or similarly titled measures, utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net (loss) income attributable to First Potomac Realty Trust	$(32,966)	$16,844	$11,074
Less: Dividends on preferred shares	(12,400)	(12,400)	(12,400)
Net (loss) income attributable to common shareholders	(45,366)	4,444	(1,326)
Add: Depreciation and amortization:
Rental property	66,624	61,796	54,567
Discontinued operations	1,222	3,662	8,937
Unconsolidated joint ventures	3,916	4,466	5,323
Consolidated joint ventures	—	—	(163)
Impairment of rental property(1)	60,826	3,957	4,092
Gain on sale of rental property(2)	(30,334)	(22,568)	(19,363)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(2,056)	199	(74)
FFO available to common shareholders and unitholders	54,832	55,956	51,993
Dividends on preferred shares	12,400	12,400	12,400
FFO	$67,232	$68,356	$64,393
Weighted average common shares and Operating Partnership units outstanding – diluted	60,704	60,851	57,706

(1)
Impairment charges of $60.8 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively, are reflected in continuing operations in our consolidated statements of operations. Impairment charges of $4.1 million for the year ended December 31, 2013 are reflected in discontinued operations in our consolidated statements of operations. See note 12, Fair Value Measurements for more information.

(2)
Gains on sale of rental property of $29.5 million and $21.2 million for the years ended December 31, 2015 and 2014, respectively, are reflected in continuing operations in our consolidated statements of operations. The remaining gains on sale of rental property are reflected within discontinued operations for each of the years presented. See note 9, Dispositions, for more information.

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

We had $732.2 million of debt outstanding at December 31, 2015, of which $248.8 million was fixed rate debt and $300.0 million was hedged variable rate debt. The remainder of our debt, $183.4 million, was unhedged variable rate debt that consisted of $120.0 million under the unsecured revolving credit facility, a $22.0 million loan that encumbers the Storey Park land, a $32.2 million outstanding balance under the 440 First Street, NW Construction Loan and a $9.2 million outstanding balance under the Northern Virginia Construction Loan. At December 31, 2015, both the Storey Park land loan and the 440 First Street, NW Construction Loan had a contractual interest rate of LIBOR plus 2.50%, and the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At December 31, 2015, LIBOR was 0.43%. A change in interest rates of 1% would result in an increase or decrease of $1.8 million in interest expense on our unhedged variable rate debt on an annualized basis.

The table below summarizes our interest rate swap agreements as of December 31, 2015 (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016	$35,000	LIBOR	1.754%
July 2016	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	50,000	LIBOR	0.955%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	12,500	LIBOR	1.383%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

For fixed rate debt, changes in interest rates generally affect the fair value of our debt but not our earnings or cash flow. See note 12, Fair Value Measurements, in the notes to our consolidated financial statements for more information on the fair value of our debt.

Our projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2015, for each of the succeeding five years are as follows (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed Rate Debt
Mortgage debt(1)(2)(3)	$16,044	$65,456	$2,354	$2,472	$37,203	$125,122	$248,651	$235,150
Weighted average interest rate	4.74%	4.75%	4.78%	4.77%	4.63%	4.30%
Variable Rate Debt
Storey Park Land Loan	$22,000	$—	$—	$—	$—	$—	$22,000	$22,000
440 First Street, NW Construction Loan	32,216	—	—	—	—	—	32,216	32,216
Northern Virginia Construction Loan	—	—	—	9,176	—	—	9,176	9,176
Unsecured term loan	—	—	—	—	100,000	200,000	300,000	300,000
Credit facility	—	—	—	120,000	—	—	120,000	120,000
Weighted average interest rate(4)	2.05%	1.98%	1.98%	1.98%	2.00%	2.17%	$483,392	$483,392
Interest Rate Swaps
Variable to fixed(5)	$60,000	$147,500	$92,500	$—	$—	$—	$300,000	$(2,491)
Average pay rate	3.06%	3.03%	3.21%	—	—	—
Weighted average receive rate(4)	1.99%	2.01%	2.23%	—	—	—

(1)	Excludes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(2)
Includes a $0.2 million mortgage loan that will be repaid upon the sale of the Gateway Centre Manassas, which is part of the NOVA Non-Core Portfolio and is expected to be sold in the first half of 2016.

(3)
Excludes a $22.0 million land loan that encumbers Storey Park, a $32.2 million outstanding balance under the 440 First Street Construction Loan and a $9.2 million outstanding balance under the Northern Virginia Construction Loan.

(4)	Based on the one-month LIBOR rate of 0.43% at December 31, 2015.

(5)	Represents the notional amounts of the hedged debt. At December 31, 2015, we had fixed LIBOR on $300.0 million of our variable rate debt though eleven interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 85 of this Annual Report on Form 10-K. KPMG’s report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
First Potomac Realty Trust:

We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
February 22, 2016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background
Robert Milkovich	56
President, Chief Executive Officer and Chief Operating Officer
Robert Milkovich has served as President and Chief Executive Officer of the Company since November 2015 and has served as Chief Operating Officer since joining the Company in June 2014. Mr. Milkovich has over 25 years of leadership in the greater Washington, D.C. commercial real estate industry, as well as elsewhere in the country. Prior to joining the Company, he served, since 2012, as President and Head of the Investment Committee of Spaulding & Slye Investments, a comprehensive real estate services and investment company that is a wholly owned subsidiary of JLL. He also served as Regional Director of Archon Group, L.P., an investment arm of the Merchant Banking Division of Goldman Sachs, which he joined in 2004, where he spearheaded the asset management of $2 billion for their Merchant Bank, Special Situations Group, and other parts of the firm, in addition to generating investment opportunities. Mr. Milkovich also previously served as Market Managing Director for CarrAmerica Realty Corporation, a then publicly traded office REIT headquartered in Washington, D.C., with primary responsibilities including overseeing asset management, development activities, portfolio investments and acquisition efforts. He currently serves as a Director and Investment Committee member for the University System of Maryland Foundation. Mr. Milkovich is on the Board and Membership Committee of the Economic Club of Washington, D.C. and is a member of the Urban Land Institute’s Office Development Counsel, and was a past president of The Real Estate Group in Washington, D.C. Mr. Milkovich graduated with a B.S. in Business Administration from the University of Maryland.

Andrew P. Blocher	51
Executive Vice President, Chief Financial Officer and Treasurer
Andrew P. Blocher joined the Company in 2012 as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Blocher has over 20 years of finance and capital markets experience, including 15 years in the public REIT sector. Prior to joining the Company, Mr. Blocher was the Chief Financial Officer at Federal Realty Investment Trust (“NYSE: FRT”), a publicly traded retail REIT, where he had oversight of the finance, accounting, human resources, investor relations and information technology departments. Mr. Blocher joined Federal Realty Investment Trust in 2000 as Vice President, Investor Relations and was promoted to Senior Vice President in 2007 and to Chief Financial Officer in 2008. Mr. Blocher had served as Director, Structured Finance Marketing and Modeling, at Freddie Mac, as well as Vice President of Capital Markets for CRIIMI MAE Inc., a mortgage REIT. Mr. Blocher is a member of the National Association of Real Estate Investment Trusts (NAREIT). In addition, he currently serves as a member of the Board of Directors of Make-A-Wish® Mid-Atlantic, Inc. and serves as a member of its Executive Committee, as well as Chairman of its Audit and Finance Committee. Mr. Blocher received his Bachelor of Science degree in Finance from Indiana University in Bloomington and his Masters of Business Administration in Finance from The George Washington University.

Samantha Sacks Gallagher	39
Executive Vice President, General Counsel and Secretary
Samantha Sacks Gallagher joined the Company in October 2014 as the Executive Vice President, General Counsel and Secretary. Ms. Gallagher serves as the Company’s chief legal officer and leads the Company’s corporate legal function. In her role, she has leadership responsibility for corporate governance matters, SEC and NYSE compliance, structuring of corporate-level transactions, overseeing litigation, as well as managing outside counsel. Ms. Gallagher has 15 years of experience representing REITs and other real estate companies and financial institutions. Prior to joining the Company, Ms. Gallagher served as a Partner at Arnold & Porter LLP in the firm’s Corporate and Securities Practice.  She also previously served as a Partner at Hogan Lovells US LLP in the firm’s Corporate, Capital Markets and REIT practice groups (having joined Hogan as a corporate attorney in 2001). While in private practice, Ms. Gallagher focused on capital markets transactions (including public and private equity and debt offerings), joint ventures, mergers and acquisitions and strategic investments, as well as advising companies in a variety of corporate and securities law matters.  She currently serves on the Board of Directors for Make-A-Wish® Mid-Atlantic, where she is Chair of its Governance Committee and is a member of its Executive Committee. Ms. Gallagher received her Juris Doctor degree from Georgetown University Law Center, cum laude, and her Bachelor of Arts degree from Princeton University, summa cum laude.

The information appearing in our definitive proxy statement to be filed in connection with our Annual Meeting of Shareholders to be held on May 23, 2016 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement under the headings “Compensation of Trustees,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement under the headings “Share Ownership of Trustees and Executive Officers,” “Share Ownership by Certain Beneficial Owners” and “Equity Compensation Plan Information” is incorporated by reference herein.

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

Financial Statements and Schedules

Reference is made to the Index to Financial Statements and Schedules on page 90 for a list of the financial statements and schedules included in this report.

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page 136 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on February 22, 2016.

FIRST POTOMAC REALTY TRUST

/s/ Robert Milkovich
Robert Milkovich
President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2016.

Signature	Title

/s/ Robert Milkovich
Robert Milkovich	President, Chief Executive Officer and Chief Operating Officer (principal executive officer)

/s/ Andrew P. Blocher
Andrew P. Blocher	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ Michael H. Comer
Michael H. Comer	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Terry L. Stevens
Terry L. Stevens	Chairman of the Board of Trustees

/s/ Robert H. Arnold
Robert H. Arnold	Trustee

/s/ Richard B. Chess
Richard B. Chess	Trustee

/s/ James P. Hoffmann
James P. Hoffmann	Trustee

/s/ Alan G. Merten
Alan G. Merten	Trustee

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee

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
We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2 to the consolidated financial statements, the Company elected to adopt ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in 2014.

/s/ KPMG LLP
McLean, Virginia
February 22, 2016

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(Amounts in thousands, except per share amounts)

	2015	2014
Assets:
Rental property, net	$1,130,266	$1,288,873
Assets held-for-sale	90,674	59,717
Cash and cash equivalents	13,527	13,323
Escrows and reserves	2,514	2,986
Accounts and other receivables, net of allowance for doubtful accounts of $876 and $1,207, respectively	9,868	10,587
Accrued straight-line rents, net of allowance for doubtful accounts of $105 and $104, respectively	36,888	34,226
Notes receivable, net	34,000	63,679
Investment in affiliates	48,223	47,482
Deferred costs, net	44,502	43,991
Prepaid expenses and other assets	6,950	7,712
Intangible assets, net	32,959	45,884
Total assets	$1,450,371	$1,618,460
Liabilities:
Mortgage loans	$312,003	$305,139
Unsecured term loan	300,000	300,000
Unsecured revolving credit facility	120,000	205,000
Liabilities held-for-sale	1,513	4,562
Accounts payable and other liabilities	47,972	41,113
Accrued interest	1,603	1,720
Rents received in advance	6,003	7,971
Tenant security deposits	4,982	5,891
Deferred market rent, net	2,154	2,827
Total liabilities	796,230	874,223
Noncontrolling interests in the Operating Partnership	28,813	33,332
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
Series A Preferred Shares, $25 per share liquidation preference, 6,400 shares issued and outstanding	160,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 57,718 and 58,704 shares issued and outstanding, respectively	58	59
Additional paid-in capital	907,220	913,282
Noncontrolling interests in a consolidated partnership	800	898
Accumulated other comprehensive loss	(2,360)	(3,268)
Dividends in excess of accumulated earnings	(440,390)	(360,066)
Total equity	625,328	710,905
Total liabilities, noncontrolling interests and equity	$1,450,371	$1,618,460

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2015	2014	2013
Revenues:
Rental	$139,006	$128,226	$118,337
Tenant reimbursements and other	33,840	33,426	30,478
Total revenues	172,846	161,652	148,815
Operating expenses:
Property operating	44,093	43,252	38,280
Real estate taxes and insurance	19,745	17,360	16,074
General and administrative	25,450	21,156	21,979
Acquisition costs	—	2,681	602
Depreciation and amortization	66,624	61,796	54,567
Impairment of rental property	60,826	3,956	—
Contingent consideration related to acquisition of property	—	—	(213)
Total operating expenses	216,738	150,201	131,289
Operating (loss) income	(43,892)	11,451	17,526
Other expenses (income):
Interest expense	26,797	24,696	32,803
Interest and other income	(6,794)	(6,799)	(6,373)
Equity in (earnings) losses of affiliates	(1,825)	(775)	47
Loss on debt extinguishment / modification	1,824	—	1,810
Gain on sale of rental property	(29,477)	(21,230)	—
Total other (income) expenses	(9,475)	(4,108)	28,287
(Loss) income from continuing operations	(34,417)	15,559	(10,761)
Discontinued operations:
(Loss) income from operations	(975)	146	6,793
Loss on debt extinguishment	(489)	—	(4,414)
Gain on sale of rental property	857	1,338	19,363
(Loss) income from discontinued operations	(607)	1,484	21,742
Net (loss) income	(35,024)	17,043	10,981
Less: Net loss (income) attributable to noncontrolling interests	2,058	(199)	93
Net (loss) income attributable to First Potomac Realty Trust	(32,966)	16,844	11,074
Less: Dividends on preferred shares	(12,400)	(12,400)	(12,400)
Net (loss) income attributable to common shareholders	$(45,366)	$4,444	$(1,326)
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.78)	$0.05	$(0.41)
(Loss) income from discontinued operations	(0.01)	0.02	0.38
Net (loss) income	$(0.79)	$0.07	$(0.03)
Weighted average common shares outstanding – basic	57,982	58,150	55,034
Weighted average common shares outstanding - diluted	57,982	58,220	55,034
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	2015	2014	2013
Net (loss) income	$(35,024)	$17,043	$10,981
Unrealized gain on derivative instruments	1,317	1,289	7,423
Unrealized loss on derivative instruments	(367)	(696)	—
Total comprehensive (loss) income	(34,074)	17,636	18,404
Net loss (income) attributable to noncontrolling interests	2,058	(199)	93
Net gain from derivative instruments attributable to noncontrolling interests	(42)	(25)	(342)
Comprehensive (loss) income attributable to First Potomac Realty Trust	$(32,058)	$17,412	$18,155

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	Series A Preferred Shares	Common Shares	Additional Paid-in Capital	Noncontrolling Interests in Consolidated Partnerships	Accumulated Other Comprehensive Loss	Dividends in Excess of Accumulated Earnings	Total Equity
Balance at December 31, 2012	$160,000	$51	$804,584	$3,728	$(10,917)	$(294,953)	$662,493
Net income	—	—	—	—	—	10,981	10,981
Net unrealized gain on derivative instruments	—	—	—	—	7,423	—	7,423
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(342)	93	(249)
Dividends paid to common shareholders	—	—	—	—	—	(32,917)	(32,917)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends						(50)	(50)
Restricted stock expense	—	—	3,863	—	—	—	3,863
Exercise of stock options	—	—	163	—	—	—	163
Stock option and employee stock purchase plan expense	—	—	549	—	—	—	549
Issuance of common stock, net of net settlements	—	8	103,581	—	—	—	103,589
Acquisition of remaining interests in consolidated joint venture	—	—	(1,387)	(3,178)	—	—	(4,565)
Adjustment of common Operating Partnership units to fair value	—	—	180	—	—	—	180
Net contributions to noncontrolling interest in consolidated joint ventures	—	—	—	250	—	—	250
Loss attributable to noncontrolling interest in consolidated joint ventures	—	—	—	(19)	—	—	(19)
Balance at December 31, 2013	160,000	59	911,533	781	(3,836)	(329,246)	739,291
Net income	—	—	—	—	—	17,043	17,043
Net unrealized gain on derivative instruments	—	—	—	—	593	—	593
Net income attributable to noncontrolling interests	—	—	—	—	(25)	(199)	(224)
Dividends paid to common shareholders	—	—	—	—	—	(35,198)	(35,198)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends	—	—	—	—	—	(66)	(66)
Restricted stock expense	—	—	2,860	—	—	—	2,860
Exercise of stock options	—	—	174	—	—	—	174
Stock option and employee stock purchase plan expense	—	—	536	—	—	—	536
Issuance of common stock, net of net settlements	—	—	(397)	—	—	—	(397)
Adjustment of common Operating Partnership units to fair value	—	—	(1,424)	—	—	—	(1,424)
Net contributions from noncontrolling interest in consolidated joint ventures	—	—	—	117	—	—	117
Balance at December 31, 2014	160,000	59	913,282	898	(3,268)	(360,066)	710,905
Net loss	—	—	—	(2)	—	(35,024)	(35,026)
Net unrealized gain on derivative instruments	—	—	—	—	950	—	950
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(42)	2,058	2,016
Dividends paid to common shareholders	—	—	—	—	—	(35,080)	(35,080)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends	—	—	—	—	—	117	117
Restricted stock expense	—	—	3,442	—	—	5	3,447
Exercise of stock options	—	—	26	—	—	—	26
Share repurchases	—	(1)	(10,179)	—	—	—	(10,180)
Stock option and employee stock purchase plan expense	—	—	1,245	—	—	—	1,245
Issuance of common stock, net of net settlements	—	—	(1,393)	—	—	—	(1,393)
Adjustment of common Operating Partnership units to fair value	—	—	797	—	—	—	797
Net distributions from noncontrolling interest in consolidated joint venture	—	—	—	(96)	—	—	(96)
Balance at December 31, 2015	$160,000	$58	$907,220	$800	$(2,360)	$(440,390)	$625,328

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	2015	2014	2013
Cash flow from operating activities:
Net (loss) income	$(35,024)	$17,043	$10,981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	(857)	(1,338)	(19,363)
Loss on debt extinguishment / modification	—	—	192
Depreciation and amortization	1,222	3,665	8,937
Impairment of rental property	—	—	4,092
Depreciation and amortization	67,729	62,843	55,581
Stock based compensation	4,865	3,731	4,412
Bad debt expense	580	1,110	800
Amortization of deferred market rent	138	(14)	76
Amortization of financing costs and discounts	1,482	1,445	2,851
Equity in (earnings) losses of affiliates	(1,825)	(775)	47
Distributions from investments in affiliates	1,490	1,356	2,064
Contingent consideration related to acquisition of property	—	—	(213)
Contingent consideration payments in excess of fair value at acquisition date	—	—	(987)
Impairment of rental property	60,826	3,956	—
Gain on sale of rental property	(29,477)	(21,230)	—
Loss on debt extinguishment / modification	664	—	223
Changes in assets and liabilities:
Escrows and reserves	296	4,693	6,256
Accounts and other receivables	(7)	1,475	1,763
Accrued straight-line rents	(8,722)	(7,968)	(8,078)
Prepaid expenses and other assets	285	326	1,074
Tenant security deposits	(849)	677	1,022
Accounts payable and accrued expenses	7,921	1,227	(2,340)
Accrued interest	(115)	56	(990)
Rents received in advance	(1,767)	1,984	(3,616)
Deferred costs	(8,473)	(11,309)	(9,492)
Total adjustments	95,406	45,910	44,311
Net cash provided by operating activities	60,382	62,953	55,292
Cash flows from investing activities:
Investment in note receivable	—	(9,000)	—
Principal payments from note receivable	29,720	176	104
Proceeds from sale of rental property	129,247	97,701	263,469
Change in escrow and reserve accounts	176	—	(10)
Additions to rental property and furniture, fixtures and equipment	(52,955)	(39,338)	(48,125)
Additions to construction in progress	(20,895)	(11,451)	(19,877)
Acquisition of rental property and associated intangible assets	—	(150,731)	(30,000)
Acquisition of noncontrolling interest in consolidated joint venture	—	—	(4,565)
Investment in affiliates	(405)	(1,988)	(665)
Distributions from investments in affiliates	—	3,075	—
Net cash provided by (used in) investing activities	84,888	(111,556)	160,331
Cash flows from financing activities:
Financing costs	(4,476)	(870)	(5,568)
Issuance of debt	195,956	250,518	152,199
Issuance of common shares, net	—	—	105,085
Payment of deferred acquisition costs and contingent consideration	—	—	(9,036)
Contributions from consolidated joint venture partners	—	213	250
Distributions to consolidated joint venture partners	(96)	(96)	—
Repayments of debt	(277,108)	(147,577)	(412,381)
Dividends to common shareholders	(35,080)	(35,198)	(32,917)
Dividends to preferred shareholders	(12,400)	(12,400)	(12,400)
Distributions to noncontrolling interests	(1,574)	(1,578)	(1,557)
Repurchases of common shares	(10,180)	—	—
Operating partnership unit redemptions	(134)	—	(95)
Proceeds from stock option exercises	26	174	163
Net cash (used in) provided by financing activities	(145,066)	53,186	(216,257)
Net increase (decrease) in cash and cash equivalents	204	4,583	(634)
Cash and cash equivalents, beginning of year	13,323	8,740	9,374
Cash and cash equivalents, end of year	$13,527	$13,323	$8,740
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
Years ended December 31, 2015, 2014 and 2013

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	2015	2014	2013
Cash paid for interest, net	$25,129	$23,083	$32,116
Non-cash investing and financing activities:
Debt assumed in connection with the acquisition of rental property	—	37,269	—
Value of common shares retired to settle employee income tax obligation	1,781	487	1,348
Change in fair value of the outstanding common Operating Partnership units	(797)	1,424	(215)
Issuance of common Operating Partnership units in connection with the acquisition of rental property	—	40	418
Change in accruals:
Additions to rental property and furniture, fixtures and equipment	795	653	(4,959)
Additions to development and redevelopment	4,408	(275)	(3,118)

Cash paid for interest on indebtedness is net of capitalized interest of $1.9 million, $3.2 million and $2.5 million in 2015, 2014 and 2013, respectively.

During 2015, 2014 and 2013, certain of our employees surrendered common shares owned by them valued at $1.8 million, $0.5 million and $1.3 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in the Operating Partnership are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At December 31, 2015 and 2014, we recorded adjustments of $4.0 million and $4.7 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were issued during 2015. During 2014 and 2013, we issued 3,125 and 35,911 common Operating Partnership units at a fair value of $40 thousand and $0.4 million, respectively, to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property.

At December 31, 2015, 2014 and 2013, we accrued $9.9 million, $9.3 million and $8.5 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. At December 31, 2015, 2014 and 2013, we accrued $5.7 million, $1.3 million and $1.5 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

References in these consolidated financial statements to “we,” “our,” “us,” “the Company” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2015, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At December 31, 2015, we wholly owned or had a controlling interest in properties totaling 7.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development. Our consolidated properties were 90.3% occupied by 454 tenants at December 31, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2015, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of December 31, 2015, our largest tenant was the U.S. Government, which accounted for 12% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 24% of our total annualized cash basis rent as of December 31, 2015. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2015, we had consolidated total revenues of $172.8 million and consolidated total assets of $1.5 billion. Financial information related to our four reporting segments is set forth in note 17, Segment Information, to our consolidated financial statements.

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

(c) Revenue Recognition and Accounts Receivable

We generate substantially all of our revenue from leases on our properties. We recognize rental revenue on a straight-line basis over the term of our leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. We consider current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to “Property operating expense” in our consolidated statements of operations in the period in which the determination is made and to allowance for doubtful accounts in “Accounts and other receivables” and/or “Accrued straight-line rents” on our consolidated balance sheets. During 2015, 2014 and 2013, we incurred charges of $0.6 million, $1.1 million and $0.8 million, respectively, related to anticipated uncollectible amounts from tenants, including accrued straight-line rents. We consider similar criteria in assessing impairment associated with outstanding loans or notes receivable and whether any allowance for anticipated credit loss is appropriate.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period in which the expenses are incurred. We record a provision for losses on estimated uncollectible accounts receivable based on our analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and we have possession of the terminated space. We recognized lease termination fees included in “Tenant reimbursements and other revenues” in our consolidated statements of operations of $0.1 million, $1.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(d) Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

(e) Escrows and Reserves

Escrows and reserves represent cash restricted for debt service, real estate taxes, insurance, leasing commissions and tenant improvements. We reflect cash inflows and outflows from our escrows and reserves accounts related to debt service, real estate taxes, insurance and leasing commissions within net cash provided by operating activities and our cash inflows and outflows related to tenant improvements within net cash used by investing activities on our consolidated statements of cash flows.

(f) Deferred Costs

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. Leasing costs related to the execution of tenant leases and lease incentives are deferred and amortized ratably over the term of the related leases. Accumulated amortization of these combined costs was $30.1 million and $24.8 million at December 31, 2015 and 2014, respectively.

The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2015 (amounts in thousands):

	Deferred Financing(1)	Deferred Leasing(1)(2)	Deferred Lease Incentive
2016	$1,935	$2,979	$645
2017	1,557	5,033	868
2018	1,347	4,482	834
2019	1,313	3,673	761
2020	379	2,986	691
Thereafter	1,423	8,028	2,519
	$7,954	$27,181	$6,318

(1)	Includes amounts from properties that were classified as held-for-sale at December 31, 2015.

(2)
Excludes the amortization of $3.1 million of leasing costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the period over which the leasing costs will be amortized has yet to be determined.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during 2015, 2014 and 2013. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities, operating results and cash flows within our consolidated financial statements. The cash contributed to the consolidated entity by the third party, if any, will be reflected in the permanent equity section of our consolidated balance sheets to the extent the associated ownership interests are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and for any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party will be recorded in our consolidated statements of operations as a component of “Net loss (income) attributable to noncontrolling interests.”

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

In conjunction with our initial public offering and related formation transactions, First Potomac Management, Inc. contributed all of the capital interests in First Potomac Management LLC. The $2.1 million fair value of the in-place workforce acquired has been classified as goodwill and is included as a component of “Intangible assets, net” on the consolidated balance sheets. In 2011, we recognized additional goodwill of $4.8 million representing the residual difference between the consideration transferred for the purchase of 840 First Street, NE, which was acquired in March 2011, and the acquisition date fair value of the identifiable assets acquired and liabilities assumed and deferred taxes representing the difference between the fair value of acquired assets at acquisition and the carryover basis used for income tax purposes. In accordance with accounting requirements regarding goodwill and other intangibles, all acquired goodwill that relates to the operations of a reporting unit and is used in determining the fair value of a reporting unit is allocated to our appropriate reporting unit in a reasonable and consistent manner.

We assess goodwill for impairment annually at the end of our fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. We perform our analysis for potential impairment of goodwill in accordance with GAAP and are permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test for that reporting unit. We assess the impairment of our goodwill based on such qualitative factors as general economic conditions, industry and market conditions, market competiveness, overall financial performance (such as negative cash flows) and other entity specific events. As of December 31, 2015, we concluded that it was more likely than not that the fair value of our reporting units exceeded its carrying value, and as a result, we determined that it was unnecessary to perform any additional testing for goodwill impairment. No goodwill impairment losses were recognized during 2015, 2014 and 2013.

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

We may designate a derivative as either a hedge of the cash flows from a debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a debt instrument (fair value hedge). All derivatives are recognized as assets or liabilities at fair value. For effective hedging relationships, the effective portion of the change in the fair value of the assets or liabilities is recorded within equity (cash flow hedge) or through earnings (fair value hedge). Ineffective portions of derivative transactions will result in changes in fair value recognized in earnings. For a cash flow hedge, we record our proportionate share of unrealized gains or losses on our derivative instruments associated with our unconsolidated joint ventures within equity and “Investment in affiliates” on our consolidated balance sheets. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual inputs and guarantees.

(m) Income Taxes

We have elected to be taxed as a REIT. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income annually to our shareholders and meet other organizational and operational requirements. As a REIT, we will not be subject to federal income tax and any non-deductible excise tax if we distribute at least 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We have certain subsidiaries, including a taxable REIT subsidiary (“TRS”) and an entity that has elected to be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. Our subsidiary REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. Our TRS was inactive in 2015, 2014 and 2013. See note 8, Income Taxes, for further information.

We account for deferred income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases and for operating losses, capital losses and tax credit carryovers based on tax rates to be effective when amounts are realized or settled. We will recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on available evidence, including future reversals of existing temporary differences, future projected taxable income and tax planning strategies. We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2015, 2014 and 2013, we did not have any uncertain tax positions.

(n) Share-Based Payments

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For options awards, we use a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and considered separately for valuation purposes. For non-vested share awards that vest over a predetermined time period, we use the outstanding share price at the date of issuance to fair value the awards. For non-vested shares awards that vest based on market conditions, we use a Monte Carlo simulation (risk-neutral approach) to determine the value and derived service period of each tranche. The expense associated with the share-based awards will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). The fair value for all share-based payment transactions are recognized as a component of income or loss from continuing operations.

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

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during 2015, 2014 and 2013.

(p) Application of New Accounting Standards

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items from GAAP and the requirement that an entity separately report extraordinary items in the income statement. ASU 2015-01 also requires that entities continue to evaluate whether items are unusual in nature or infrequent in occurrence for presentation and disclosure purposes. ASU 2015-01 applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the guidance may be applied prospectively or retrospectively to all prior periods presented in the consolidated financial statements. The adoption of ASU 2015-01 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to the identification of variable interests (fees paid to a decision maker or service provider), the variable interest entity characteristics for a limited partnership or similar entity and the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and is not expected to have a material impact on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition of a business combination. The acquirer would instead recognize measurement-period adjustments in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires, among other things, entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for periods beginning after December 15, 2017; early adoption is not permitted. The guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	2015	2014	2013
Numerator for basic and diluted earnings per common share:
(Loss) income from continuing operations	$(34,417)	$15,559	$(10,761)
(Loss) income from discontinued operations	(607)	1,484	21,742
Net (loss) income	(35,024)	17,043	10,981
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	2,032	(135)	1,047
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests	26	(64)	(954)
Net (loss) income attributable to First Potomac Realty Trust	(32,966)	16,844	11,074
Less: Dividends on preferred shares	(12,400)	(12,400)	(12,400)
Net (loss) income attributable to common shareholders	(45,366)	4,444	(1,326)
Less: Allocation to participating securities	(241)	(314)	(388)
Net (loss) income attributable to common shareholders	$(45,607)	$4,130	$(1,714)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding – basic	57,982	58,150	55,034
Weighted average common shares outstanding – diluted	57,982	58,220	55,034
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.78)	$0.05	$(0.41)
(Loss) income from discontinued operations	(0.01)	0.02	0.38
Net (loss) income	$(0.79)	$0.07	$(0.03)

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	2015	2014	2013
Stock option awards	1,020	1,122	1,369
Non-vested share awards	310	398	471
	1,330	1,520	1,840

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following at December 31 (dollars in thousands):

	2015(1)	2014(2)
Land and land improvements	$280,149	$325,214
Buildings and improvements	793,184	949,683
Construction in progress	97,361	69,181
Tenant improvements	168,946	159,867
Furniture, fixtures and equipment	410	427
	1,340,050	1,504,372
Less: accumulated depreciation	(209,784)	(215,499)
	$1,130,266	$1,288,873

(1)
Excludes rental property totaling $90.6 million at December 31, 2015 related to the NOVA Non-Core Portfolio (defined in note 9(a), Dispositions), which was classified as held-for-sale at December 31, 2015.

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

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.3 million square feet of additional building space, of which 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We currently expect to complete construction of the new building in the first quarter of 2016 and expect to complete the construction of the tenant improvements in the second half of 2016; however, we can provide no assurance regarding the timing, costs or results of the project. At December 31, 2015, our total investment in the development project, excluding tenant improvements and leasing commission costs, was $29.5 million, which included the original cost basis of the applicable portion of the vacant land of $5.2 million. The majority of the costs incurred as of December 31, 2015 in excess of the original cost basis of the land relate to design and permit fees, site preparation costs, foundation work and completion of the building’s core and superstructure.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At December 31, 2015, our total investment in the development project was $58.0 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs, as well as capitalized interest and taxes. In February 2016, we entered into a contract, subject to a study period, to sell Storey Park. The sale is expected to be completed in the first half of 2016 and we do not anticipate a loss on the sale; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur. Due to the uncertainty of the sale, we did not classify the property as held-for-sale at December 31, 2015.

On December 28, 2010, we acquired 440 First Street, NW, a vacant eight-story office building in our Washington, D.C. reporting segment. In October 2013, we substantially completed the redevelopment of the 139,000 square foot property, and at the time of completion, our total investment in the redevelopment project was $55.5 million, which included the original cost basis of the property of $23.6 million. During the fourth quarter of 2014, all vacant space at the property was placed in-service. At December 31, 2015, the property was 71.7% leased and 56.9% occupied.

We did not place in-service any significant completed development or redevelopment space during 2015. At December 31, 2015, we had no completed development or redevelopment space that had yet to be placed in-service.

(5) Investment in Affiliates
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

		2015
	Reporting Segment	Ownership Interest	Company Investment	Debt	Recourse Debt(1)
Prosperity Metro Plaza	Northern Virginia	51%	$24,909	$50,000	$—
1750 H Street, NW	Washington, D.C.	50%	15,168	32,000	—
Aviation Business Park	Maryland	50%	5,899	—	—
Rivers Park I and II(2)	Maryland	25%	2,247	28,000	2,800
			$48,223	$110,000	$2,800

		2014
	Reporting Segment	Ownership Interest	Company Investment	Debt	Recourse Debt(1)
Prosperity Metro Plaza	Northern Virginia	51%	$24,651	$50,000	$—
1750 H Street, NW	Washington, D.C.	50%	14,834	32,000	—
Aviation Business Park	Maryland	50%	5,748	—	—
Rivers Park I and II(2)	Maryland	25%	2,249	28,000	2,800
			$47,482	$110,000	$2,800

(1)	We believe the fair value of the potential liability to us related to the recourse debt is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(2)	Rivers Park I and Rivers Park II are owned through two separate joint ventures.

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

On September 26, 2014, our two 25% owned unconsolidated joint ventures amended a $28.0 million mortgage loan that encumbers Rivers Park I and II, a six-building, 308,000 square-foot business park located in Columbia, Maryland. The amended mortgage loan reduced the variable interest rate spread by 60 basis points and reduced the amount of outstanding principal recourse to us from 25% to 10%. The amended loan matures on September 26, 2017 and is repayable in full without penalty at any time during the term of the loan.

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

The net assets of our unconsolidated joint ventures consisted of the following at December 31 (dollars in thousands):

	2015	2014
Assets:
Rental property, net	$193,243	$193,533
Cash and cash equivalents	5,992	4,567
Other assets	17,218	16,748
Total assets	216,453	214,848
Liabilities:
Mortgage loans	110,000	110,000
Other liabilities	7,215	7,256
Total liabilities	117,215	117,256
Net assets	$99,238	$97,592

Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in (earnings) losses of affiliates.”

The following table summarizes the results of operations of our unconsolidated joint ventures at December 31, which, due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures, may not be reflective of the amounts recorded in our consolidated statements of operations (amounts in thousands):

	2015	2014	2013
Total revenues	$24,255	$23,285	$24,017
Total operating expenses	(7,660)	(7,408)	(7,753)
Net operating income	16,595	15,877	16,264
Depreciation and amortization	(8,718)	(9,893)	(11,551)
Interest expense, net	(3,909)	(3,890)	(4,222)
Provision for income taxes	—	(63)	(83)
Contingent consideration charge	—	126	—
Net income	$3,968	$2,157	$408

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.7 million, $0.7 million and $0.6 million in 2015, 2014 and 2013, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

(6) Notes Receivable

Below is a summary of our notes receivable for our outstanding mezzanine loans at December 31, 2015 and 2014 (dollars in thousands):

	Balance at December 31, 2015
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$34,000	$—	$34,000	9.75%

	Balance at December 31, 2014
Property	Face Amount	Unamortized Origination Fees	Balance	Interest Rate
950 F Street, NW	$34,000	$—	$34,000	9.75%
America’s Square	29,720	(41)	29,679	9.00%
	$63,720	$(41)	$63,679

On February 24, 2015, the owners of America Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. We provided the owners of America’s Square a $30.0 million loan in April 2011, which was secured by a portion of the owner’s interest in the property. The loan had a fixed-interest rate of 9.0% and was scheduled to mature on May 1, 2016. We received a yield maintenance payment of $2.4 million with the repayment of the loan. The yield maintenance payment is recorded within “Interest and other income” in our consolidated statements of operations. The proceeds from the loan repayment, including the yield maintenance payment, were used to pay down a portion of the outstanding balance under our unsecured revolving credit facility.

In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot, office/retail building located in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan requires monthly interest-only payments with a constant interest rate over the life of the loan. On January 10, 2014, we amended the loan to increase the outstanding balance to $34.0 million and reduce the fixed interest rate from 12.50% to 9.75%. The amended mezzanine loan matures on April 1, 2017 and, as of December 21, 2015, is repayable in full with 30 days’ prior written notice. As a result of the amendment, we wrote-off $0.1 million of unamortized fees related to the original 950 F Street, NW mezzanine loan. The $9.0 million increase in the loan was provided by a draw under our unsecured revolving credit facility.

We recorded interest income related to our notes receivable of $3.7 million, $6.1 million and $5.9 million during 2015, 2014, and 2013, respectively, which is included within “Interest and other income” in our consolidated statements of operations. Payments under the outstanding loan were current at December 31, 2015.

The amortization of origination fees associated with our notes receivable was immaterial for 2015, 2014 and 2013.

(7) Intangible Assets and Deferred Market Rent Liabilities

Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2015(1)			2014(1)
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
In-place leases	$45,901	$(26,961)	18,940	$51,258	$(22,443)	$28,815
Customer relationships	663	(601)	62	906	(654)	252
Leasing commissions	10,612	(5,485)	5,127	11,335	(4,272)	7,063
Legal leasing fees	344	(177)	167	377	(118)	259
Deferred market rent assets	3,558	(1,825)	1,733	3,906	(1,309)	2,597
Goodwill	6,930	—	6,930	6,930	—	6,930
	$68,008	$(35,049)	$32,959	$74,712	$(28,796)	$45,916
Deferred market rent liability	$4,869	$(2,715)	$2,154	$5,193	$(2,348)	$2,845

(1)
The 2014 balances include amounts from properties that were classified as held-for-sale at December 31, 2014. There were no intangible assets or deferred market rent liabilities classified as held-for-sale at December 31, 2015.

We recognized $10.6 million, $10.3 million and $8.3 million of amortization expense on intangible assets for the years ended December 31, 2015, 2014 and 2013, respectively. Through the net amortization of deferred market rent assets and deferred market rent liabilities, we recognized a $0.1 million reduction of rental revenue in 2015, an additional $14 thousand of revenue in 2014 and a $0.1 million reduction of revenue in 2013. Losses due to the termination of tenant leases and defaults, which resulted in the write-offs of all related lease-level and intangible assets, were $0.5 million, $1.1 million and $1.0 million during 2015, 2014 and 2013, respectively.

The projected net amortization of intangible assets and deferred market liabilities as of December 31, 2015 are as follows (amounts in thousands):

2016	$7,318
2017	4,203
2018	2,700
2019	2,388
2020	2,146
Thereafter	5,120
$23,875

(8) Income Taxes

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

During the third quarter of 2012, there was a change in tax regulations in Washington, D.C. that required us to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in us prospectively measuring all of our deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse; therefore, we did not record a benefit from income taxes during 2015, 2014 or 2013. At December 31, 2015 and 2014, we recorded an estimated $1.2 million receivable within “Accounts and other receivables” in our consolidated balance sheets for an expected tax refund associated with our 2011 tax payments and the estimated payments made in 2012 arising from the change in regulations in 2012. At December 31, 2015 and 2014, we did not have any recorded deferred tax assets or deferred tax liabilities. We also have interests in an unconsolidated joint venture that owns rental property in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to this unconsolidated joint venture is reflected within “Equity in (earnings) losses of affiliates” in our consolidated statements of operations.

We did not record a valuation allowance against our deferred tax assets for any period presented. We did not recognize any deferred tax assets or liabilities as a result of uncertain tax positions and had no material net operating loss, capital loss or alternative minimum tax carryovers for any of the periods presented. There was no benefit or provision for income taxes associated with our discontinued operations for any of the periods presented.

As we believe we both qualify as a REIT and will not be subject to federal income tax, a reconciliation between the income tax provision calculated at the statutory federal income tax rate and the actual income tax provision has not been provided.

(9) Dispositions

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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this note 9, Dispositions, we did not dispose of or enter into any agreements to sell any other properties during 2015, 2014 and 2013.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions or held-for-sale properties whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
NOVA Non-Core Portfolio (1)	Northern Virginia	TBD	Various	945,745	$90,600	(2)
Cedar Hill I and III	Northern Virginia	12/23/2015	Office	102,632	25,939
Newington Business Park Center	Northern Virginia	12/17/2015	Industrial	255,600	31,409
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956
Owings Mills Business Park	Maryland	10/16/2014	Business Park	180,475	12,417
Corporate Campus at Ashburn Center	Northern Virginia	6/26/2014	Business Park	194,184	39,910

(1) The NOVA Non-Core Portfolio (defined below) was classified as held-for-sale at December 31, 2015. The sale is expected to occur in the first half of 2016; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.
(2) The net sales proceeds are an estimate based on the contract in place at the time of this filing. We can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

In late January 2016, we entered into a binding contract to sell a portfolio of properties located in our Northern Virginia reporting segment that consists of Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”). The NOVA Non-Core Portfolio is comprised of eight properties totaling 945,745 square feet. The sale is expected to be completed in the first half of 2016; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all. Coinciding with our review of year-end results and assessment of overall market conditions, we incurred an impairment charge of $26.9 million based on the fair value of the portfolio, less estimated selling costs. At December 31, 2015, the NOVA Non-Core Portfolio met our held-for-sale criteria, and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, which include one mortgage that will be repaid, were classified within “Liabilities held-for-sale” in our consolidated balance sheet. The majority of the assets classified within assets held-for-sale as of December 31, 2015 consisted of $25.2 million in land and land improvements, $88.0 million in buildings and building improvements, $14.4 million in tenant improvements and $37.0 million of accumulated depreciation. Assets held-for-

sale also consisted of immaterial amounts of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, and prepaid expenses and other assets.

The operating results of the NOVA Non-Core Portfolio, Cedar Hill I and III, Newington Business Park Center, Rumsey Center, Corporate Campus at Ashburn Center and Owings Mills Business Park are reflected in continuing operations in our consolidated statements of operations for the periods the respective properties were owned by us. The following table summarizes the aggregate results of operations for the disposed or held-for-sale properties that are included in continuing operations for the periods presented (dollars in thousands):

	2015	2014	2013
Revenues	$21,826	$26,037	$29,016
Property operating expenses	(7,745)	(9,664)	(10,249)
Depreciation and amortization	(7,037)	(9,114)	(9,697)
Interest expense, net of interest income	(465)	(842)	(1,258)
Impairment of rental property	(26,929)	(3,956)	—
(Loss) income from operations of disposed property	(20,350)	2,461	7,812
Gain on sale of rental property	29,477	21,230	—
Net income from continuing operations	$9,127	$23,691	$7,812

(b) Discontinued Operations

The following table is a summary of property dispositions whose operating results are reflected as discontinued operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Richmond Portfolio(1)	Southern Virginia	3/19/2015	Business Park	827,900	$53,768
Patrick Center	Maryland	4/16/2014	Office	66,269	10,888
West Park	Maryland	4/2/2014	Office	28,333	2,871
Girard Business Center and Gateway Center	Maryland	1/29/2014	Business Park and Office	341,973	31,616
Worman’s Mill Court	Maryland	11/19/2013	Office	40,099	3,362
Triangle Business Center	Maryland	9/27/2013	Business Park	74,429	2,732
4200 Tech Court	Northern Virginia	8/15/2013	Office	33,875	3,210
Industrial Portfolio(2)	Various	May/June 2013	Industrial	4,280,985	176,569
4212 Tech Court	Northern Virginia	6/5/2013	Office	32,055	2,469

(1)	The Richmond Portfolio includes 19 buildings totaling 827,900 square feet and a three-acre parcel of undeveloped land.

(2)
During the second quarter of 2013, we sold 24 industrial properties, which consisted of two separate transactions. On May 7, 2013, we sold I-66 Commerce Center, a 236,000 square foot industrial property in Haymarket, Virginia. On June 18, 2013, we completed the sale of the remaining 23 industrial properties.

All properties sold prior to our adoption of ASU 2014-08, or classified as held-for-sale in previously issued consolidated financial statements prior to our adoption of ASU 2014-08, are classified within discontinued operations.

In March 2015, we sold our Richmond, Virginia portfolio, which was located in our Southern Virginia reporting segment. The Richmond Portfolio consisted of Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land, and in the aggregate was comprised of 19 buildings totaling 827,900 square feet. With the sale of our Richmond Portfolio, we no longer owned any properties in the Richmond, Virginia area and had strategically exited the Richmond market. As such, in accordance with ASU 2014-08, our Richmond Portfolio was classified as held-for-sale at December 31, 2014 and the operating results of the Richmond Portfolio are reflected within discontinued operations for each of the periods presented.

At December 31, 2014, the Richmond Portfolio met our held-for-sale criteria and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, along with five mortgage loans that were repaid, were classified within “Liabilities-held-for-sale” in our consolidated balance sheet. The majority of the assets classified within “Assets held-for sale” at December 31, 2014, consisted of $7.7 million in land, $62.0 million in buildings, $8.5 million in tenant improvements, $0.1 million in construction in progress and $20.6 million of accumulated depreciation.  The remaining $2.0 million classified within “Assets held-for sale” consisted of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, prepaid expenses and other assets, and intangible assets, net of accumulated amortization. The majority of “Liabilities held-for-sale” at December 31, 2014 consisted of $3.5 million of mortgage debt. The remaining $1.1 million classified within “Liabilities held-for-sale” consisted of prepaid rent and security deposits.

The following table summarizes the results of operations of properties included in discontinued operations for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Revenues	$877	$7,688	$31,654
Property operating expenses	(638)	(3,612)	(10,564)
Depreciation and amortization	(1,222)	(3,662)	(8,937)
Net interest income (expense)	8	(268)	(1,268)
Impairment of rental property	—	—	(4,092)
(Loss) income from operations of disposed property	(975)	146	6,793
Loss on debt extinguishment	(489)	—	(4,414)
Gain on sale of rental property	857	1,338	19,363
Net (loss) income from discontinued operations	$(607)	$1,484	$21,742

(10) Debt

Our borrowings consisted of the following at December 31 (dollars in thousands):

	2015	2014
Mortgage loans, effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(1)(2)	$312,216	$308,637
Unsecured term loan, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.80%, with staggered maturity dates ranging from December 2020 to December 2022(1)	300,000	300,000
Unsecured revolving credit facility, effective interest rate of LIBOR plus 1.50%, maturing December 2019(1)	120,000	205,000
	$732,216	$813,637

(1)	At December 31, 2015, LIBOR was 0.43%. All references to LIBOR in the consolidated financial statements refer to one-month LIBOR.

(2)
Includes mortgage debt of $0.2 million and $3.5 million at December 31, 2015 and December 31, 2014, respectively, that was classified within “Liabilities held-for-sale” on our consolidated balance sheets for the periods presented. See note 9, Dispositions, for further discussion.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt at December 31, 2015 and 2014 (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	December 31, 2015	December 31, 2014
Jackson National Life Loan(1)	5.19%	5.19%		August 2015	$—	$64,943
440 First Street, NW Construction Loan(2)	LIBOR + 2.50%	LIBOR + 2.50%		May 2016	32,216	32,216
Storey Park Land Loan(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	22,000	22,000
Gateway Centre Manassas Building I(3)	7.35%	5.88%		November 2016	—	432
Hillside I and II	5.75%	4.62%		December 2016	12,540	12,949
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	64,543	65,816
Northern Virginia Construction Loan(2)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	9,176	—
840 First Street, NE	5.72%	6.01%		July 2020	35,888	36,539
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,526	3,692
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	29,110	29,691
1401 K Street, NW	4.80%	4.93%		June 2023	36,224	36,861
11 Dupont Circle, NW	4.05%	4.22%		September 2030	66,780	—
		4.58%	(4)		312,003	305,139
Unamortized fair value adjustments					(172)	(370)
Principal balance					311,831	304,769

Debt Classified within Liabilities Held-for-Sale
Gateway Centre Manassas Building I(3)	7.35%	5.88%		November 2016	213	—

Richmond Portfolio(5)
Hanover Business Center Building D	8.88%	6.63%		August 2015	—	104
Chesterfield Business Center Buildings C,D,G and H	8.50%	6.63%		September 2015	—	302
Hanover Business Center Building C	7.88%	6.63%		December 2017	—	505
Chesterfield Business Center Buildings A,B,E and F	7.45%	6.63%		June 2021	—	1,674
Airpark Business Center	7.45%	6.63%		June 2021	—	913
					213	3,498
Total unamortized fair value adjustments					(1)	(73)
Principal balance					212	3,425

Total principal balance					$312,043	$308,194

(1)
On July 21, 2015, we prepaid, without penalty, the $64.2 million outstanding balance on our Jackson National Life Loan, which was scheduled to mature in August 2015 and was secured by the following properties: Plaza 500, Van Buren Office Park, Greenbrier Technology Center II, Norfolk Business Center, Snowden Center and Rumsey Center, which was subsequently sold on July 28, 2015.

(2)	At December 31, 2015, LIBOR was 0.43%.

(3)
Gateway Centre Manassas is included in the NOVA Non-Core Portfolio, which was classified as held-for-sale at December 31, 2015. The mortgage loan that encumbers Gateway Centre Manassas was classified within “Liabilities held-for-sale” on our December 31, 2015 consolidated balance sheet.

(4)	Weighted average interest rate on total mortgage debt.

(5)
The mortgage loans that encumbered properties within the Richmond Portfolio and related unamortized fair value adjustments were classified within “Liabilities held-for-sale” on our December 31, 2014 consolidated balance sheet and were repaid upon the sale of the Richmond Portfolio in March 2015.

Land Loan

On October 16, 2014, our 97% owned consolidated joint venture that owns Storey Park repaid a $22.0 million loan that encumbered the Storey Park land and was subject to a 5.0% interest rate floor. Simultaneously with the repayment, the joint venture entered into a new $22.0 million land loan (the “Storey Park Land Loan”) with a variable interest rate of LIBOR plus a spread of 2.50%. The new loan matures on October 16, 2016, with a one-year extension at our option, and is repayable in full without penalty at any time during the term of the loan. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us. As of December 31, 2015, we were in compliance with all the financial covenants of the Storey Park Land Loan.

Construction Loans

On September 1, 2015, we entered into a construction loan (the “Northern Virginia Construction Loan”) that is collateralized by a 167,000 square foot office building that is currently in development in Northern Virginia. We currently expect to complete construction of the new building in early 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $9.2 million as of December 31, 2015. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan. As of December 31, 2015, we were in compliance with all of the financial covenants of the Northern Virginia Construction Loan.

On June 5, 2013, we entered into a construction loan (the “440 First Street, NW Construction Loan”) that is collateralized by our 440 First Street, NW property, which underwent a major redevelopment that was substantially completed in October 2013. The 440 First Street, NW Construction Loan has a borrowing capacity of up to $43.5 million, of which we initially borrowed $21.7 million in the second quarter of 2013 and borrowed an additional $10.5 million in 2014. The 440 First Street, NW Construction Loan has a variable interest rate of LIBOR plus a spread of 2.50% and matures in May 2016, with two one-year extension options at our discretion. We can repay all or a portion of the 440 First Street, NW Construction Loan, without penalty, at any time during the term of the loan. At December 31, 2015, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of December 31, 2015, we were in compliance with all of the financial covenants of the 440 First Street, NW Construction Loan.

With the exception of the 440 First Street, NW Construction Loan, our mortgage debt is recourse solely to specific assets. We had 11 and 18 consolidated properties that secured mortgage debt at December 31, 2015 and 2014, respectively.

We have originated or assumed the following mortgage loans since January 1, 2014 (dollars in thousands):

Month	Year	Property	Effective Interest Rate		Principal Amount
September	2015	Northern Virginia Construction Loan	LIBOR + 1.85%	(1)	$9,176
August	2015	11 Dupont Circle, NW	4.22%		66,780
October	2014	Storey Park Land Loan	LIBOR + 2.50%	(1)	22,000	(2)
April	2014	1401 K Street, NW	4.93%		37,269

(1)	At December 31, 2015, LIBOR was 0.43%.

(2)
We have a 97% ownership interest in the property through a consolidated joint venture. The loan balance in the chart above reflects the entire loan balance, which is reflected in our consolidated balance sheets.

We have repaid the following mortgage loans since January 1, 2014 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
July	2015	Jackson National Life Loan	5.19%	$64,230
March	2015	Hanover Business Center Building D	6.63%	65
March	2015	Chesterfield Business Center Buildings C,D,G and H	6.63%	202
March	2015	Hanover Business Center Building C	6.63%	460
March	2015	Chesterfield Business Center Buildings A,B,E and F	6.63%	1,584
March	2015	Airpark Business Center	6.63%	864
October	2014	Storey Park Land Loan	5.80%	22,000
May	2014	Annapolis Business Center	6.25%	8,027

(b) Unsecured Term Loan

On December 4, 2015, we amended, restated and consolidated our unsecured revolving credit facility and our unsecured term loan. The amendments extended the maturity date of the unsecured term loan’s three $100 million tranches to December 2020, June 2021 and December 2022 from October 2018, October 2019 and October 2020, respectively. As part of the amendments, we reduced the interest rate spreads on our unsecured term loan, reduced the capitalization rates used to calculate gross asset value in the financial covenants and amended the covenant package to more closely align with our corporate goals. During the fourth quarter of 2015, we incurred $1.7 million of debt modification charges related to amending and restating our unsecured term loan.

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at December 31, 2015 (dollars in thousands):

	Maturity Date	Amount	Interest Rate(1)
Tranche A	December 2020	$100,000	LIBOR, plus 145 basis points
Tranche B	June 2021	100,000	LIBOR, plus 145 basis points
Tranche C	December 2022	100,000	LIBOR, plus 180 basis points
		$300,000

(1)	At December 31, 2015, LIBOR was 0.43%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 10(e), Debt – Financial Covenants.
The credit agreement governing our unsecured revolving credit facility and consolidated term loan contains various restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the agreement requires that we satisfy certain financial covenants that are also substantially identical to those contained in our unsecured revolving credit facility. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable. As of December 31, 2015, we were in compliance with all the financial covenants of the unsecured term loan.

(c) Unsecured Revolving Credit Facility

On December 4, 2015, we amended, restated and consolidated our unsecured revolving credit facility and our unsecured term loan. The amendments extended the maturity date of the unsecured revolving credit facility to December 2019 from October 2017, with two, six-month extensions at our option. As part of the amendments, we reduced the interest rate spreads on our unsecured revolving credit facility, reduced the capitalization rates used to calculate gross asset value in the financial covenants and amended the covenant package to more closely align with our corporate goals. During the fourth quarter of 2015, we incurred $0.1 million of debt modification charges related to amending and restating the unsecured revolving credit facility.

The weighted average borrowings outstanding under the unsecured revolving credit facility were $165.5 million with a weighted average interest rate of 1.9% during 2015 compared with $136.1 million and 1.7%, respectively, during 2014. Our maximum outstanding borrowings were $218.0 million and $216.0 million during 2015 and 2014, respectively. At December 31, 2015, outstanding borrowings under the unsecured revolving credit facility were $120.0 million with a weighted average interest rate of 1.8%. At December 31, 2015, LIBOR was 0.43% and the applicable spread on our unsecured revolving credit facility was 150 basis points. The available capacity under the unsecured revolving credit facility was $114.0 million as of the date of this filing. We are required to pay a commitment fee at an annual rate of 0.15% of the unused capacity if our usage exceeds 50% of our total capacity under the revolving credit facility, or 0.25% if our usage does not exceed 50%. For more information, see note 10(e) Debt – Financial Covenants. As of December 31, 2015, we were in compliance with all the financial covenants of the unsecured revolving credit facility.

(d) Interest Rate Swap Agreements

At December 31, 2015, we fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt through eleven interest rate swap agreements. In January 2014, an interest rate swap that fixed LIBOR on $50.0 million of variable rate debt expired. See note 11, Derivative Instruments, for more information about our interest rate swap agreements.

(e) Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2015, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the 440 First Street, NW Construction Loan and the Storey Park land loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at December 31, 2015, beginning on March 30, 2016, the applicable interest rate spreads on the unsecured revolving credit facility and tranches A and B of the unsecured term loan will decrease by 15 basis points, and the applicable interest rate spread on tranche C of the unsecured term loan will decrease by 20 basis points.

(f) Aggregate Debt Maturities

Our aggregate debt maturities as of December 31, 2015, including amounts from properties that were classified as held-for-sale at December 31, 2015, are as follows (dollars in thousands):

2016	$70,260
2017	65,456
2018	2,354
2019	131,648
2020	137,203
Thereafter	325,122
732,043
Unamortized fair value adjustments	173
Total contractual principal balance	$732,216

(11) Derivative Instruments

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges in 2015, 2014 and 2013.

We enter into interest rate swap agreements to hedge our exposure on our variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. At December 31, 2015, we fixed LIBOR at a weighted average interest rate of 1.5% on $300.0 million of our variable rate debt through eleven interest rate swap agreements that are summarized below (dollars in thousands):

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

Amounts reported in “Accumulated other comprehensive loss” on our consolidated balance sheet at December 31, 2015 related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive losses as an increase to interest expense of $4.0 million, $4.1 million and $4.6 million in 2015, 2014 and 2013, respectively. At December 31, 2015, we estimated that $2.4 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(12) Fair Value Measurements

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2015 and 2014 (amounts in thousands):

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$104,625	$—	$90,625	$14,000
Recurring Measurements:
Derivative instrument-swap liabilities	2,491	—	2,491	—

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$133	$—	$133	$—
Derivative instrument-swap liabilities	3,569	—	3,569	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2015 and 2014. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the years ended December 31, 2015 and 2014.

Impairment of Rental Property

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

In late January 2016, we entered into a binding contract to sell our NOVA Non-Core Portfolio, which is located in our Northern Virginia reporting segment. Based on the anticipated sales price, less estimated selling costs, we recorded an impairment charge of $26.9 million. The sale expected to be completed in the first half of 2016; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

Our One Fair Oaks office property, which is located in our Northern Virginia reporting segment, is currently fully leased to CACI International. We expect CACI International to vacate the property upon their lease expiration in December 2016, and, as a result of the anticipated loss of cash flow and the anticipated challenges re-leasing the property, we evaluated the recoverability of the property's carry value at December 31, 2015, which coincided with our review of year-end results and assessment of overall market conditions. Based on an analysis of the undiscounted net cash flows from One Fair Oaks, we concluded that the carrying value of the property was not recoverable and recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. We estimated the fair value of the property using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the property using an income-based valuation of the building as vacant.

The expected useful life and holding period was based on the age of the property and our current plan for the property as well as experience with similar properties. The capitalization rate was estimated using rates from external market research and comparable market transactions, and the discount rate was estimated using a risk adjusted rate of return.

We incurred impairment charges of $60.8 million, $4.0 million and $4.1 million during 2015, 2014 and 2013, respectively. The total impairment charges incurred during 2015 related to the above mentioned NOVA Non-Core Portfolio and our One Fair Oaks property, and are reflected within continuing operations in our consolidated statements of operations. The $4.0 million of impairment charges incurred during 2014 related to disposed properties that are reflected within continuing operations on our consolidated statements of operations. The impairment charges incurred during 2013 related to properties that were subsequently disposed of at December 31, 2014 and are recorded within discontinued operations in our consolidated statements of operations. See note 9, Dispositions for more information.

Interest Rate Derivatives

At December 31, 2015, we had hedged $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 11, Derivative Instruments, for more information about our interest rate swap agreements.

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

The carrying amount and estimated fair value of our notes receivable and debt instruments at December 31 are as follows (amounts in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable(1)	$34,000	$34,000	$63,679	$63,720
Financial Liabilities:
Mortgage debt(2)	$312,216	$298,541	$308,637	$292,882
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	120,000	120,000	205,000	205,000
Total	$732,216	$718,541	$813,637	$797,882

(1)
The principal amount of our notes receivable was $34.0 million and $63.7 million at December 31, 2015 and 2014, respectively. On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid the $29.7 million outstanding balance of the $30.0 million mezzanine loan that we provided to them in April 2011.

(2)
Includes $0.2 million and $3.5 million of mortgage debt that were classified as held-for-sale and included within “Liabilities held-for-sale” on our consolidated balance sheets for December 31, 2015 and 2014, respectively. See note 9, Dispositions for additional details.

(13) Commitments and Contingencies

(a) Operating Leases

Our rental properties are subject to non-cancelable operating leases generating future minimum contractual rent payments due from tenants, which as of December 31, 2015 are as follows (dollars in thousands):

Future minimum contractual rent payments
2016	$129,004
2017	112,800
2018	100,533
2019	87,924
2020	72,606
Thereafter	206,499
$709,366

Our consolidated properties were 90.3% occupied by 454 tenants at December 31, 2015. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at December 31, 2015, in our occupancy calculation.

We rent office space for our corporate headquarters under a non-cancelable operating lease, which we entered into in 2005. The lease agreement for our corporate headquarters will expire on January 31, 2021.

During the fourth quarter of 2012, we subleased 5,000 square feet of our corporate office space to one tenant, which commenced in January 2013. During the fourth quarter of 2013, the subtenant amended its lease to include an additional 2,700 square feet, which the subtenant occupied in March 2014. During the third quarter of 2015, the subtenant further amended its lease to expand their office space by an additional 1,321 square feet, which the subtenant occupied in December 2015. The subtenant’s lease will expire in January 2018 and the lease has a termination option in January 2016.

Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $1.6 million for the year ended December 31, 2015 and $1.8 million for both the years ended December 31, 2014 and 2013.

Future minimum rental payments under our corporate office leases as of December 31, 2015 are summarized as follows, net of sublease revenue (dollars in thousands):

Future minimum rent payments
2016	$1,431
2017	1,469
2018	1,906
2019	1,995
2020	2,049
Thereafter	175
$9,025

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

(c) Capital Commitments

As of December 31, 2015, we had contractual construction in progress obligations, which included amounts accrued at December 31, 2015, of $13.7 million. The amount of contractual construction in progress obligations are primarily related to development activities for the to-be-constructed building in our Northern Virginia reporting segment. As of December 31, 2015, we had contractual rental property and furniture, fixtures and equipment obligations of $27.8 million outstanding, which included amounts accrued at December 31, 2015. The amount of contractual rental property and furniture, fixtures and equipment obligations at December 31, 2015 included significant tenant improvement costs for the lease at the build-to-suit building in our Northern Virginia reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.
We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2015, we remained liable to those local municipalities for $2.6 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

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

(14) Equity

In December 2015, our Board of Trustees authorized the redemption of some or all of our 6.4 million outstanding shares of our Series A Preferred Shares. On January 19, 2016, we redeemed 2.2 million shares, representing approximately 34%, of our 6.4 million outstanding Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends. We used proceeds from the sale of Newington Business Park Center and Cedar Hill I and III to partially redeem the Series A Preferred Shares.

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During 2015, we repurchased 924,198 shares at a weighted-average share price of $10.99 for a total purchase price of $10.2 million, utilizing a portion of the proceeds from our sale of Rumsey Center. As of the date of this filing, we are authorized to repurchase an additional 4.1 million of our common shares through July 2016.

We declared and paid dividends of $0.60 per common share to common shareholders during each of 2015, 2014 and 2013. We declared and paid dividends of $1.9375 per share on our Series A Preferred Shares during 2015, 2014 and 2013. On January 26, 2016, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 16, 2016 to common shareholders of record as of February 9, 2016. We also declared a dividend on January 26, 2016 of $0.484375 per share on our Series A Preferred Shares. The dividend was paid on February 16, 2016 to preferred shareholders of record as of February 9, 2016. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.

Our unsecured revolving credit facility, unsecured term loan, the 440 First Street, NW Construction Loan, the Northern Virginia Construction Loan and the Storey Park Land Loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders, except for distributions required to maintain our qualification as a REIT. Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our Series A Preferred Shares.

For federal income tax purposes, dividends paid to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the dividends declared on our common and preferred shares for 2015, 2014 and 2013 are as follows:

	Common Shares			Preferred Shares
	2015	2014	2013	2015	2014	2013
Ordinary income(1)	52.01%	72.42%	13.53%	72.89%	100.00%	100.00%
Return of capital	28.64%	27.58%	86.47%	—	—	—
Capital gains	19.35%	—	—	27.11%	—	—

(1)	The dividends classified above as ordinary income do not represent “qualified dividend income” and, therefore, are not eligible for reduced rates.

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at December 31, 2015, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be $29.9 million. At December 31, 2015 and 2014, we recorded adjustments of $4.0 million and $4.7 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

We owned 95.7% of the outstanding common Operating Partnership units at December 31, 2015, 2014, and 2013.

At December 31, 2015, 2,619,069 of the total common Operating Partnership units, or 4.3%, were not owned by us. During 2015, 11,508 common Operating Partnership units were redeemed with available cash, and during 2013, 6,718 common Operating Partnership units were redeemed with available cash. There were no common Operating Partnership units redeemed for cash in 2014. There were no common Operating Partnership units redeemed for common shares in 2015, 2014 or 2013. During the first quarter of 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE to satisfy a contingent consideration obligation related to the acquisition of the property.

The redeemable noncontrolling interests in the Operating Partnership for the three years ended December 31 are as follows (dollars in thousands):

Redeemable noncontrolling interests
Balance at December 31, 2013	$33,221
Net income	199
Changes in ownership, net	1,465
Distributions to owners	(1,578)
Other comprehensive income	25
Balance at December 31, 2014	33,332
Net loss	(2,056)
Changes in ownership, net	(931)
Distributions to owners	(1,574)
Other comprehensive income	42
Balance at December 31, 2015	$28,813

(b) Noncontrolling Interests in the Consolidated Partnerships

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net (loss) income attributable to noncontrolling interests” in our consolidated statements of operations.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. At December 31, 2015, our total investment in the development project was $58.0 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs, as well as capitalized interest and taxes. In February 2016, we entered into a contract, subject to a study period, to sell Storey Park. The sale is expected to be completed in the first half of 2016 and we do not anticipate a loss on the sale; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur. Due to the uncertainty of the sale, we did not classify the property as held-for-sale at December 31, 2015.

On October 16, 2014, our 97% owned consolidated joint venture repaid a $22.0 million loan that was subject to a 5.0% interest rate floor. The loan encumbered the Storey Park land which is located in Washington, D.C. Simultaneously with the repayment, the joint venture entered into a new $22.0 million loan with a variable-interest rate of LIBOR plus 2.50%.

(16) Benefit Plans

(a) Share-Based Payments

We issued share-based payments in the form of stock options and non-vested shares as permitted in our 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005, 2007 and July 2013, and expired in September 2013. We have also issued share-based compensation in the form of stock options and non-vested shares as permitted in our 2009 Equity Compensation Plan (the “2009 Plan”), which was amended in 2010, 2011 and 2013. In 2011, we received shareholder approval to authorize an additional 4.5 million shares for issuance under the 2009 Plan. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Under the terms of the amendment to the 2009 Plan, every stock option granted by us reduces the awards available for issuance on a one-for-one basis. However, for every restricted award issued, the awards available for issuance are reduced by 3.44 awards. At December 31, 2015, we had 7.4 million share equity awards authorized under the 2009 Plan and, of those awards, 2.8 million common share equity awards remained available for issuance by us.

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

Stock Options Summary

As of December 31, 2015, 2.3 million stock options have been awarded of which 1.0 million stock options remained outstanding. During the first quarter of 2015, we issued 119,500 stock options to our non-officer employees. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. The awards described above have a ten-year contractual life. We recognized $1.2 million of compensation expense associated with stock option awards for the year ended December 31, 2015 and $0.5 million for both the years ended December 31, 2014 and 2013. Compensation expense associated with our stock option awards for the year ended December 31, 2015 includes a $0.8 million charge related to the accelerated vesting of 0.3 million options in accordance with the separation agreement for our former Chief Executive Officer.

A summary of our stock option activity for the three years ended December 31 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,384,006	$15.91	5.9 years	$174,763
Granted	124,250	12.73
Exercised	(14,733)	11.05
Expired	(298,469)	15.00
Forfeited	(105,762)	16.17
Outstanding at December 31, 2013	1,089,292	15.83	6.6 years	$109,151
Granted	135,250	11.61
Exercised	(17,171)	10.10
Expired	(57,500)	19.08
Forfeited	(98,512)	14.49
Outstanding at December 31, 2014	1,051,359	15.33	6.3 years	$181,352
Granted	119,500	12.48
Exercised	(2,750)	9.30
Expired	(59,000)	22.44
Forfeited	(145,971)	15.06
Outstanding at December 31, 2015	963,138	$14.59	6.1 years	$59,002
Exercisable at December 31:
2015	805,259	$15.06	5.6 years	$59,002
2014	552,620	16.49	5.1 years	102,039
2013	521,723	17.25	4.9 years	109,151
Options expected to vest, subsequent to December 31, 2015	142,530	$12.29	8.5 years	$—

The following table summarizes information about our stock options at December 31, 2015:

		Options Outstanding			Options Exercisable
Year Issued	Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
2006	$26.60	11,850	0.0 years	$26.60	11,850	$26.60
2007	29.11 - 29.24	24,500	1.1 years	29.14	24,500	29.14
2008	17.29	26,250	2.0 years	17.29	26,250	17.29
2009	9.30	28,096	3.0 years	9.30	28,096	9.30
2010	12.57	33,830	4.0 years	12.57	33,830	12.57
2011	17.12	37,250	5.0 years	17.12	37,250	17.12
2012	13.54 - 15.00	553,001	6.0 years	14.86	549,937	14.87
2013	12.73	63,845	7.0 years	12.73	48,655	12.73
2014	11.61	87,266	8.0 years	11.61	44,891	11.61
2015	12.48	97,250	9.0 years	12.48	—	—
		963,138	6.1 years	14.60	805,259	15.06

As of December 31, 2015, we had $0.3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. We anticipate this cost will be recognized over a weighted-average period of approximately 2.2 years. We calculate the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life, which in our opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The weighted average assumptions used in the fair value determination of stock options granted to employees for the years ended December 31 are summarized as follows:

	2015	2014	2013
Risk-free interest rate	1.61%	1.72%	0.76%
Expected volatility	29.2%	39.0%	49.7%
Expected dividend yield	4.79%	4.66%	4.92%
Weighted average expected life of options	5.0 years	5.0 years	5.0 years

The weighted average grant date fair value of the stock options issued in 2015, 2014 and 2013 was $1.96, $2.67 and $3.61, respectively.

Option Exercises

We received $26 thousand, $174 thousand and $163 thousand from the exercise of stock options during 2015, 2014 and 2013, respectively. Shares issued as a result of stock option exercises are provided by the issuance of new shares. The total intrinsic value of options exercised was $7 thousand in 2015, and $43 thousand in both 2014 and 2013.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In February 2015, we granted a total of 121,380 non-vested common shares to our officers, which will vest ratably on an annual basis over a three-year period from the date of grant.

In November 2015, we entered into separation agreements with our former Chief Executive Officer and Chief Investment Officer. Pursuant to the terms of their respective separation agreements, all of the former officers’ non-vested restricted share awards, which totaled an aggregate 229,171 restricted shares, vested on November 8, 2015, their date of separation. We incurred $1.2 million of compensation expense related to the accelerated vesting of the former officers’ non-vested restricted share awards.

We recognized $3.3 million, $2.8 million and $3.5 million of compensation expense associated with our non-vested common share awards in 2015, 2014 and 2013, respectively. Compensation expense associated with our non-vested common shares for 2015 and 2013 each included $1.2 million of expense related to the accelerated vesting of the restricted shares associated with the departure of two former officers in 2015 and a former officer in 2013. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

Independent members of our Board of Trustees received annual grants of restricted common shares as a component of compensation for serving on our Board of Trustees. In May 2015, we granted 31,218 non-vested common shares to our non-employee trustees, all of which will vest on the earlier of the first anniversary of the grant date or the date of our 2016 annual meetings of our shareholders, subject to continued service by the trustee until that date. We recognized $0.4 million of compensation expense associated with trustee restricted share awards for the years ended December 31, 2015, 2014 and 2013.

A summary of our non-vested common share awards at December 31, 2015 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	673,828	$12.83
Granted	313,086	12.14
Vested	(297,778)	12.89
Expired	(45,049)	11.42
Forfeited	(6,425)	14.01
Non-vested at December 31, 2013	637,662	13.33
Granted	164,675	12.84
Vested	(137,924)	14.21
Expired	(29,514)	10.21
Forfeited	(11,478)	13.04
Non-vested at December 31, 2014	623,421	13.16
Granted	152,598	11.79
Vested	(401,888)	13.16
Expired	(133,371)	12.61
Forfeited	(48,378)	13.30
Non-vested at December 31, 2015	192,382	$12.42

As of December 31, 2015, we had $1.4 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 1.7 years.

We value our non-vested time-based awards issued in 2015, 2014 and 2013 at the grant date fair value, which is the market price of our common shares. For the non-vested performance-based share awards issued in 2013, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero coupon risk-free rate for the time frame of 0.25 years to 3.0 years, which ranged from 0.11% to 0.4%, respectively. The volatility used for our common share price in the Monte Carlo Simulation varied between 24.31% and 29.11%. We did not issue any non-vested performance-based awards in 2015 or 2014.

The weighted average grant date fair value of the shares issued in 2015, 2014 and 2013 were $11.79, $12.84 and $12.14, respectively. The total fair value of shares vested were $5.3 million, $2.0 million and $3.8 million at December 31, 2015, 2014 and 2013, respectively. We issue new shares, subject to restrictions, upon each grant of non-vested common share awards.

(b) 401(k) Plan

We have a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. In 2014, we amended the eligibility requirements of the plan, allowing employees to contribute after 60 days of consecutive service. Employee contributions vest immediately. Employer contributions begin one year after the employee’s start of service and vest ratably over four years. For the three years ended December 31, 2015, 2014 and 2013, we matched up to 6% of each employee’s contributions. We pay for administrative expenses and matching contributions with available cash. Our plan does not allow for us to make additional discretionary contributions. Our contributions were $0.6 million for each of the years ended December 31, 2015, 2014 and 2013. The employer match payable to the 401(k) plan was fully funded as of December 31, 2015.

(c) Employee Share Purchase Plan

In 2009, our common shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire our common shares, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan cannot exceed five years. Currently, each offering period commences on the first day of each calendar quarter (offering date) and ends on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began during the fourth quarter of 2009. We issued common shares of 5,843, 8,950 and 11,007 under the Plan during the years ended December 31, 2015, 2014 and 2013, respectively, which resulted in compensation expense totaling $11 thousand, $20 thousand and $26 thousand, respectively.

(17) Segment Information

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

The results of continuing operations for our four reporting segments for the three years ended December 31 are as follows (dollars in thousands):

	2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	40	19	99
Square feet(1)	918,375	1,885,630	2,661,448	2,023,639	7,489,092
Total revenues	$44,553	$44,226	$55,230	$28,837	$172,846
Property operating expense	(11,363)	(11,457)	(13,540)	(7,733)	(44,093)
Real estate taxes and insurance	(8,238)	(3,540)	(5,540)	(2,427)	(19,745)
Total property operating income	$24,952	$29,229	$36,150	$18,677	109,008
Depreciation and amortization expense					(66,624)
General and administrative					(25,450)
Impairment of rental property					(60,826)
Other income					9,475
Loss from discontinued operations					(607)
Net income					$(35,024)
Total assets(2)(3)	$521,107	$341,898	$374,811	$167,467	$1,450,371
Capital expenditures(4)	$12,930	$9,003	$43,125	$7,961	$73,850

	2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	38	49	38	131
Square feet(1)	917,008	1,999,332	3,021,509	2,852,298	8,790,147
Total revenues	$33,959	$45,767	$53,645	$28,281	$161,652
Property operating expense	(9,683)	(11,482)	(13,352)	(8,735)	(43,252)
Real estate taxes and insurance	(5,583)	(3,907)	(5,592)	(2,278)	(17,360)
Total property operating income	$18,693	$30,378	$34,701	$17,268	101,040
Depreciation and amortization expense					(61,796)
General and administrative					(21,156)
Acquisition costs					(2,681)
Impairment of rental property					(3,956)
Other income					4,108
Income from discontinued operations					1,484
Net income					$17,043
Total assets(2)(3)	$505,842	$360,470	$439,833	$228,306	$1,618,460
Capital expenditures(4)	$23,422	$10,185	$7,816	$8,436	$50,789

	2013
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)(5)	4	53	51	38	146
Square feet(1)(5)	522,605	2,638,988	3,086,057	2,852,471	9,100,121
Total revenues	$28,208	$41,735	$51,787	$27,085	$148,815
Property operating expense	(6,693)	(10,579)	(12,601)	(8,407)	(38,280)
Real estate taxes and insurance	(4,792)	(3,436)	(5,679)	(2,167)	(16,074)
Total property operating income	$16,723	$27,720	$33,507	$16,511	94,461
Depreciation and amortization expense					(54,567)
General and administrative					(21,979)
Acquisition costs					(602)
Contingent consideration related to acquisition of property					213
Other expenses					(28,287)
Income from discontinued operations					21,742
Net income					$10,981
Total assets(2)(3)	$344,739	$430,498	$423,839	$230,175	$1,502,460
Capital expenditures(4)	$26,910	$16,216	$13,685	$10,106	$68,002

(1)	Excludes Storey Park from our Washington, D.C. reporting segment, which was placed in development in the third quarter of 2013.

(2)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our consolidated financial statements. For more information on our unconsolidated investments, including locations within our reportable segments, see note 5, Investment in Affiliates.

(3)	Corporate assets not allocated to any of our reportable segments totaled $45,088, $84,009 and $73,209 at December 31, 2015, 2014 and 2013, respectively.

(4)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $831, $930 and $1,085 at December 31, 2015, 2014 and 2013, respectively.

(5)	Includes occupied space at 440 First Street, NW in our Washington, D.C. reporting segment, which was substantially completed in the third quarter of 2013. In 2014, the property was placed in service.

(18) Quarterly Financial Information (unaudited)

	2015(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$43,849	$43,039	$42,854	$43,104
Operating expenses	40,016	37,268	37,079	102,375
Operating income (loss)	3,833	5,771	5,775	(59,271)
Income (loss) from continuing operations	1,099	476	3,997	(39,990)
(Loss) income from discontinued operations	(607)	—	—	—
Less: Net loss (income) attributable to noncontrolling interests	112	114	(38)	1,870
Net (loss) income attributable to First Potomac Realty Trust	604	590	3,959	(38,120)
Less: Dividends on preferred shares	(3,100)	(3,100)	(3,100)	(3,100)
Net (loss) income attributable to common shareholders	$(2,496)	$(2,510)	$859	$(41,220)
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.03)	$(0.04)	$0.01	$(0.72)
(Loss) income from discontinued operations	(0.01)	—	—	—
Net (loss) income	$(0.04)	$(0.04)	$0.01	$(0.72)

	2014(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$39,363	$39,307	$40,055	$42,928
Operating expenses	35,744	39,579	36,283	38,595
Operating income (loss)	3,619	(272)	3,772	4,333
(Loss) income from continuing operations	(586)	16,796	(248)	(402)
(Loss) income from discontinued operations	(857)	1,538	297	505
Less: Net loss (income) attributable to noncontrolling interests	195	(652)	131	128
Net (loss) income attributable to First Potomac Realty Trust	(1,248)	17,682	180	231
Less: Dividends on preferred shares	(3,100)	(3,100)	(3,100)	(3,100)
Net (loss) income attributable to common shareholders	$(4,348)	$14,582	$(2,920)	$(2,869)
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.07)	$0.22	$(0.05)	$(0.06)
(Loss) income from discontinued operations	(0.01)	0.03	—	0.01
Net (loss) income	$(0.08)	$0.25	$(0.05)	$(0.05)

(1)	These figures are rounded to the nearest thousand, which may impact cross-footing in reconciling to full year totals.

We did not sell any common shares in 2015 or 2014. The sum of the basic and diluted earnings per common share for the four quarters in the periods presented differs from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Amounts in thousands)

Property	Location(1)	Date Acquired	Property Type(2)	Encumbrances at December 31, 2015(3)
Maryland
Snowden Center	Columbia	Oct 2002	BP	$—
Metro Park North	Rockville	Dec 2004	Office	—
Gateway 270 West	Clarksburg	Jul 2006	BP	—
Indian Creek Court	Beltsville	Aug 2006	BP	—
Ammendale Commerce Center	Beltsville	Mar 2007	BP	—
Annapolis Business Center	Annapolis	Jun 2007	Office	—
Cloverleaf Center	Germantown	Oct 2009	Office	—
Redland Corporate Center Buildings II & III	Rockville	Nov 2010	Office	64,543
TenThreeTwenty	Columbia	Feb 2011	Office	—
Hillside I and II	Columbia	Nov 2011	Office	12,540
540 Gaither Road (Redland I)	Rockville	Oct 2013	Office	—
Total Maryland				77,083
Washington, D.C.
500 First Street, NW	Capitol Hill	Jun 2010	Office	—
440 First Street, NW	Capitol Hill	Dec 2010	Office	32,216
1211 Connecticut Ave, NW	CBD	Dec 2010	Office	29,110
840 First Street, NE	NoMA	Mar 2011	Office	35,888
Storey Park	NoMA	Aug 2011	Office	22,000
1401 K Street, NW	East End	Apr 2014	Office	36,224
11 Dupont Circle, NW	CBD	Sep 2014	Office	66,780
Total Washington, D.C.				222,218
Northern Virginia
Plaza 500	Alexandria	Dec 1997	I	—
403/405 Glenn Drive	Sterling	Oct 2005	BP	—
Sterling Park Business Center	Sterling	Feb 2006	BP	—
Davis Drive	Sterling	Aug 2006	BP	—
Three Flint Hill	Oakton	Apr 2010	Office	—
Atlantic Corporate Park	Sterling	Nov 2010	Office	—
One Fair Oaks	Fairfax	Apr 2011	Office	—
1775 Wiehle Avenue	Reston	Jun 2014	Office	—
Northern Virginia Build-to-Suit	Northern Virginia			9,176
Total Northern Virginia				9,176
Southern Virginia
Crossways Commerce Center	Chesapeake	Dec 1999	BP	—
Greenbrier Technology Center II	Chesapeake	Oct 2002	BP	—
Norfolk Business Center	Norfolk	Oct 2002	BP	—
Crossways II	Chesapeake	Oct 2004	BP	—
Norfolk Commerce Park II	Norfolk	Oct 2004	BP	—
1434 Crossways Boulevard	Chesapeake	Aug 2005	BP	—
Crossways I	Chesapeake	Feb 2006	BP	—
Crossways Commerce Center IV	Chesapeake	May 2006	BP	—
Gateway II	Norfolk	Nov 2006	BP	—
Greenbrier Circle Corporate Center	Chesapeake	Jan 2007	BP	—
Greenbrier Technology Center I	Chesapeake	Jan 2007	BP	—
Battlefield Corporate Center	Chesapeake	Oct 2010	BP	3,526
Greenbrier Towers	Chesapeake	Jul 2011	Office	—
Total Southern Virginia				3,526
Land held for future development				—
Other				—
Total Consolidated Portfolio				$312,003

Initial Costs		Gross Amount at End of Year
Land	Building and Improvements	Since Acquisition(4)	Land	Building and Improvements	Total	Accumulated Depreciation

$3,404	$12,824	$4,569	$3,404	$17,393	$20,797	$7,016
9,220	32,056	3,065	9,220	35,121	44,341	9,942
18,302	20,562	8,432	18,302	28,994	47,296	7,176
5,673	17,168	12,937	5,673	30,105	35,778	9,189
2,398	7,659	5,890	2,398	13,549	15,947	5,988
6,101	12,602	556	6,101	13,158	19,259	2,860
7,097	14,211	1,028	7,097	15,239	22,336	2,857
17,272	63,480	14,606	17,720	77,638	95,358	15,561
2,041	5,327	13,640	2,041	18,967	21,008	3,310
3,302	10,926	3,552	3,302	14,478	17,780	1,222
6,458	19,831	256	6,539	20,006	26,545	2,294
81,268	216,646	68,531	81,797	284,648	366,445	67,415

25,806	33,883	542	25,827	34,404	60,231	6,034
—	15,300	49,133	9,121	55,312	64,433	3,853
27,077	17,520	11,227	27,077	28,747	55,824	3,456
16,846	60,905	11,273	16,846	72,178	89,024	10,267
43,672	4,194	10,135	—	58,001	58,001	—
29,506	23,269	4,775	29,506	28,044	57,550	1,921
15,744	64,832	5,343	15,744	70,175	85,919	2,947
158,651	219,903	92,428	124,121	346,861	470,982	28,478

6,265	35,433	6,790	6,268	42,220	48,488	19,056
3,940	12,547	4,367	3,940	16,914	20,854	5,375
14,656	10,750	18,931	15,559	28,778	44,337	8,220
1,614	3,611	3,462	1,646	7,041	8,687	2,081
—	13,653	24,779	4,181	34,251	38,432	7,517
5,895	11,655	18,319	5,895	29,974	35,869	5,093
5,688	43,176	(25,909)	1,607	21,348	22,955	9,248
3,542	30,575	48	3,541	30,624	34,165	2,062
5,241	—	33,930	—	39,171	39,171	—
46,841	161,400	84,717	42,637	250,321	292,958	58,652

5,160	23,660	13,801	5,160	37,461	42,621	15,652
1,365	5,119	1,325	1,365	6,444	7,809	2,522
1,323	4,967	1,270	1,324	6,236	7,560	2,487
1,036	6,254	1,843	1,036	8,097	9,133	2,493
1,221	8,693	4,379	1,221	13,072	14,293	4,793
4,447	24,739	4,198	4,815	28,569	33,384	7,691
2,657	11,597	2,892	2,646	14,500	17,146	4,301
1,292	3,899	700	1,292	4,599	5,891	1,561
1,320	2,293	617	1,320	2,910	4,230	947
4,164	18,984	5,817	4,164	24,801	28,965	6,210
2,024	7,960	2,386	2,024	10,346	12,370	3,044
1,860	6,071	798	1,881	6,848	8,729	1,170
2,997	9,173	4,948	2,997	14,121	17,118	2,292
30,866	133,409	44,974	31,245	178,004	209,249	55,163
343	—	6	349	—	349	—
—	—	67	—	67	67	76
$317,969	$731,358	$290,723	$280,149	$1,059,901	$1,340,050	$209,784

(1)	CBD=Central Business District; NoMA=North of Massachusetts Avenue

(2)	I=Industrial; BP=Business Park

(3)	Includes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

(4)
We placed Storey Park into development on September 1, 2013. At December 31, 2015, the land and building assets associated with Storey Park are included in construction in progress, which is reflected in Building and Improvements in the above table.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of our rental property assets was $1,547 million and $1,576 million at December 31, 2015 and 2014, respectively.

(a) Reconciliation of Rental Property(1)

The following table reconciles the rental property investments for the years ended December 31 (amounts in thousands):

	2015	2014	2013
Beginning balance	$1,504,372	$1,330,180	$1,605,722
Acquisitions of rental property(2)	—	170,823	26,289
Capital expenditures(3)	73,125	49,860	66,808
Impairments	(51,521)	(3,956)	(4,069)
Dispositions of rental property	(59,652)	(30,916)	(290,777)
Assets held-for-sale	(127,907)	(643)	(55,767)
Other(4)	1,633	(10,976)	(18,026)
Ending balance	$1,340,050	$1,504,372	$1,330,180

(b) Reconciliation of Accumulated Depreciation(1)

The following table reconciles the accumulated depreciation on the rental property investments for the years ended December 31 (amounts in thousands):

	2015	2014	2013
Beginning balance	$215,499	$185,725	$215,154
Depreciation of rental property	49,772	47,625	48,638
Assets held-for-sale	(16,400)	(1,631)	(13,470)
Dispositions of rental property	(35,964)	(5,712)	(54,377)
Other(4)	(3,123)	(10,508)	(10,220)
Ending balance	$209,784	$215,499	$185,725

(1)
Excludes rental property and applicable accumulated depreciation at December 31, 2015 related to the NOVA Non-Core Portfolio (defined in note 9(a), Dispositions), which was classified as held-for-sale at December 31, 2015. The rental property and applicable accumulated depreciation related to the Richmond Portfolio, which was classified as held-for-sale at December 31, 2014 and was sold on March 19, 2015, is excluded from all years presented.

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

3.4	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 333-107172) filed on October 29, 2015).
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

10.8†
Separation of Employment Agreement and General Release, dated November 8, 2015, by and between First Potomac Realty Investment Limited Partnership and Douglas J. Donatelli (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2015 (File No. 001-31824)).

10.9†
Separation of Employment Agreement and General Release, dated November 8, 2015, by and between First Potomac Realty Investment Limited Partnership and Nicholas R. Smith (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2015 (File No. 001-31824)).

10.10†
Employment Agreement, dated January 13, 2016, by and between First Potomac Realty Investment Limited Partnership, the Company and Robert Milkovich (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 19, 2016 (File No. 001-31824)).

10.11†
Employment Agreement, dated January 13, 2016, by and between First Potomac Realty Investment Limited Partnership. the Company and Samantha Sacks Gallagher (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2016 (File No. 001-31824)).

10.12†
Employment Agreement, January 13, 2016, by and between First Potomac Realty Investment Limited Partnership, the Company and Andrew Blocher (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2016 (File No. 001-31824)).

10.13†	2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 14, 2003).
10.14†	2009 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009 (File No. 001-31824)).
10.15†	2009 Employee Share Purchase Plan (Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 8, 2009 (File No. 001-31824)).
10.16†	Amendment No. 1 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005 (File No. 001-31824)).
10.17†
Amendment No. 2 to the Company’s 2003 Equity Compensation Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 11, 2007 (File No. 001-31824)).

10.18†	Amendment No. 1 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010 (File No. 001-31824)).
10.19†	Amendment No. 2 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2011 (File No. 001-31824)).
10.20†
Form of 2009 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009 (File No. 001-31824)).

10.21†
Form of 2010 Restricted Stock Agreement for Officers (Performance-Vesting) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010 (File No. 001-31824)).

10.22†
Form of 2003 Plan Restricted Share Agreement for Officers (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-31824)).

10.23†
Form of 2003 Plan Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-31824)).

10.24†
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

10.27†	Description of Long-Term Incentive Award Program (“LTI Program”) (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on April 3, 2013 (File No. 001-31824)).
10.28
Amended, Restated and Consolidated Credit Agreement, dated as of December 4, 2015, by and among First Potomac Realty Investment Limited Partnership, the Company, KeyBank National Association, as a lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2015 (File No. 001-31824)).

10.29
Subsidiary Guaranty, dated as of December 4, 2015, by certain subsidiaries of the Operating Partnership in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended, Restated and Consolidated Credit Agreement, dated as of December 4, 2105. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 8, 2015 (File No. 001-31824)).

10.30
Parent Guaranty (Springing), dated as of December 4, 2015, by the Company in favor of KeyBank National Association, in its capacity as administrative agent for the lenders under the Amended, Restated and Consolidated Credit Agreement, dated as of December 4, 2015 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 8, 2015 (File No. 001-31824)).

12*	Statement Regarding Computation of Ratios.
21*	Subsidiaries of the Company.

23*	Consent of KPMG LLP (independent registered public accounting firm).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer.
32.2**	Section 906 Certification of Chief Financial Officer.
101*
XBRL (Extensible Business Reporting Language). The following materials from First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2015 and 2014; (ii) Consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated statements of comprehensive (loss) income and equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013; and (iv) Notes to condensed consolidated financial statements.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith

**	Furnished herewith