Form 10-Q
period 2016-03-31
FIRST POTOMAC REALTY TRUST
filed 2016-04-29
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 28, 2016, there were 58,092,980 common shares, par value $0.001 per share, outstanding.

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

•
other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and in the other documents the Company files with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Rental property, net	$1,140,638	$1,130,266
Assets held-for-sale	—	90,674
Cash and cash equivalents	15,149	13,527
Escrows and reserves	1,893	2,514
Accounts and other receivables, net of allowance for doubtful accounts of $830 and $876, respectively	8,269	9,868
Accrued straight-line rents, net of allowance for doubtful accounts of $128 and $105, respectively	38,443	36,888
Notes receivable	34,000	34,000
Investment in affiliates	48,353	48,223
Deferred costs, net	36,149	36,537
Prepaid expenses and other assets	6,420	6,950
Intangible assets, net	30,629	32,959
Total assets	$1,359,943	$1,442,406
Liabilities:
Mortgage loans, net	$314,404	$307,769
Unsecured term loan, net	299,318	299,404
Unsecured revolving credit facility, net	97,946	116,865
Liabilities held-for-sale	—	1,513
Accounts payable and other liabilities	45,925	47,972
Accrued interest	1,644	1,603
Rents received in advance	6,612	6,003
Tenant security deposits	4,982	4,982
Deferred market rent, net	2,064	2,154
Total liabilities	772,895	788,265
Noncontrolling interests in the Operating Partnership	26,607	28,813
Equity:
Preferred Shares, $0.001 par value, 50,000 shares authorized;
7.750% Series A Preferred Shares, $25 per share liquidation preference; 4,200 and 6,400 shares issued and outstanding, respectively	105,000	160,000
Common shares, $0.001 par value, 150,000 shares authorized; 58,093 and 57,718 shares issued and outstanding, respectively	58	58
Additional paid-in capital	910,977	907,220
Noncontrolling interests in a consolidated partnership	786	800
Accumulated other comprehensive loss	(3,186)	(2,360)
Dividends in excess of accumulated earnings	(453,194)	(440,390)
Total equity	560,441	625,328
Total liabilities, noncontrolling interests and equity	$1,359,943	$1,442,406
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental	$33,844	$34,379
Tenant reimbursements and other	8,853	9,470
Total revenues	42,697	43,849
Operating expenses:
Property operating	11,537	13,113
Real estate taxes and insurance	5,216	5,042
General and administrative	4,578	5,526
Depreciation and amortization	15,006	16,335
Total operating expenses	36,337	40,016
Operating income	6,360	3,833
Other expenses (income)
Interest expense	6,816	6,908
Interest and other income	(1,003)	(3,828)
Equity in earnings of affiliates	(555)	(346)
Loss on sale of rental property	1,155	—
Loss on debt extinguishment	48	—
Total other expenses (income)	6,461	2,734
(Loss) income from continuing operations	(101)	1,099
Discontinued operations:
Loss from operations	—	(975)
Loss on debt extinguishment	—	(489)
Gain on sale of rental property	—	857
Loss from discontinued operations	—	(607)
Net (loss) income	(101)	492
Less: Net loss attributable to noncontrolling interests	147	112
Net income attributable to First Potomac Realty Trust	46	604
Less: Dividends on preferred shares	(2,248)	(3,100)
Less: Issuance costs of redeemed preferred shares	(1,904)	—
Net loss attributable to common shareholders	$(4,106)	$(2,496)
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.07)	$(0.03)
Loss from discontinued operations	—	(0.01)
Net loss	$(0.07)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	57,542	58,225
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(101)	$492
Unrealized gain on derivative instruments	169	164
Unrealized loss on derivative instruments	(1,031)	(1,240)
Total comprehensive loss	(963)	(584)
Net loss attributable to noncontrolling interests	147	112
Net loss from derivative instruments attributable to noncontrolling interests	36	46
Comprehensive loss attributable to First Potomac Realty Trust	$(780)	$(426)
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(101)	$492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	—	(857)
Depreciation and amortization	—	1,222
Depreciation and amortization	15,303	16,603
Stock based compensation	488	700
Bad debt expense	105	302
Amortization of deferred market rent	79	30
Amortization of financing costs and discounts	472	279
Equity in earnings of affiliates	(555)	(346)
Distributions from investments in affiliates	425	171
Loss on sale of rental property	1,155	—
Changes in assets and liabilities:
Escrows and reserves	375	688
Accounts and other receivables	1,358	(120)
Accrued straight-line rents	(1,725)	(1,737)
Prepaid expenses and other assets	205	(591)
Tenant security deposits	(748)	(464)
Accounts payable and accrued expenses	(2,435)	279
Accrued interest	39	(26)
Rents received in advance	70	(291)
Deferred costs	(682)	(3,362)
Total adjustments	13,929	12,480
Net cash provided by operating activities	13,828	12,972
Cash flows from investing activities:
Proceeds from sale of rental property	90,501	56,943
Principal payments from note receivable	—	29,720
Change in escrow and reserve accounts	246	—
Additions to rental property and furniture, fixtures and equipment	(17,502)	(15,881)
Additions to construction in progress	(5,141)	(3,361)
Net cash provided by investing activities	68,104	67,421
Cash flows from financing activities:
Financing costs	(245)	(8)
Issuance of debt	80,243	13,000
Repayments of debt	(93,119)	(79,648)
Dividends to common shareholders	(8,701)	(8,802)
Dividends to preferred shareholders	(2,776)	(3,100)
Distributions to consolidated joint venture partners	—	(96)
Distributions to noncontrolling interests	(393)	(395)
Redemption of preferred shares	(55,000)	—
Redemption of operating partnership units	(319)	—
Proceeds from stock option exercises	—	19
Net cash used in financing activities	(80,310)	(79,030)
Net increase in cash and cash equivalents	1,622	1,363
Cash and cash equivalents, beginning of period	13,527	13,323
Cash and cash equivalents, end of period	$15,149	$14,686

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the three months ended March 31 is as follows (dollars in thousands):

	2016	2015
Cash paid for interest, net	$6,251	$6,553
Non-cash investing and financing activities:
Value of common shares retired to settle employee income tax obligations	122	437
Change in fair value of the outstanding common Operating Partnership units	(1,324)	(581)
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	421	(3,083)
Additions to development and redevelopment	(1,190)	514

Cash paid for interest on indebtedness is net of capitalized interest of $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Certain of our employees surrendered common shares owned by them valued at $0.1 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”), are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At March 31, 2016 and 2015, we recorded adjustments of $2.9 million and $4.2 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At March 31, 2016 and 2015, we accrued $10.3 million and $8.2 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. At March 31, 2016 and 2015, we accrued $4.5 million and $0.8 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, redevelopment and development of office and business park properties in the greater Washington, D.C. region. The Company’s focus is owning and operating properties that the Company believes can benefit from its market knowledge and intensive operational skills with a focus on increasing their profitability and value. The Company’s portfolio primarily contains a mix of multi-tenant and single-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space. The Company separates its properties into four distinct reporting segments, which the Company refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments.

References in these unaudited condensed consolidated financial statements to “we,” “our,” “us,” the “Company” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

We conduct our business through the Operating Partnership. We are the sole general partner of, and, as of March 31, 2016, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At March 31, 2016, we wholly owned or had a controlling interest in properties totaling 6.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development, including 0.7 million square feet related to Storey Park, for which we are currently pursuing various disposition strategies. Our consolidated properties were 92.3% occupied by 385 tenants at March 31, 2016. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at March 31, 2016, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of March 31, 2016, our largest tenant was the U.S. Government, which accounted for 12.7% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 24.2% of our total annualized cash basis rent as of March 31, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

Our unaudited condensed consolidated financial statements include our accounts and the accounts of our Operating Partnership, which we consider to be a variable interest entity (“VIE”), and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes First Potomac Management LLC, a wholly-owned subsidiary that manages the majority of our properties. All intercompany balances and transactions have been eliminated in consolidation.

We have condensed or omitted certain information and note disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015 and as updated from time to time in our other filings with the SEC.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of March 31, 2016 and the results of our operations, our comprehensive loss and our cash flows for the three months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year, as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

(b) Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires our management team to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible, recoverability of notes receivable, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill, derivative valuations, market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

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

Buildings	39 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 15 years
Lease related intangible assets	The term of the lease
Tenant improvements	Shorter of the useful life of the asset or the term of the related lease

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

We will also determine whether the disposal of a building qualifies as a discontinued operation in accordance with GAAP by assessing whether the disposal of the building, or group of buildings, represents a strategic shift that has, or will have, a major effect on the Company’s operations or financial results. If the building does not qualify as a discontinued operation in accordance with GAAP, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in continuing operations for all periods presented in our consolidated statements of operations. We will classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheet for the period the held-for-sale criteria were met.

If the building does qualify as a discontinued operation under GAAP, we will classify the building’s operating results, together with any impairment charges and any gains or losses on the sale of the building, in discontinued operations in our consolidated statements of operations for all periods presented and classify the assets and liabilities related to the building as held-for-sale in our consolidated balance sheets for the periods presented. Interest expense is reclassified to discontinued operations only to the extent the disposed or held-for-sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition.

We recognize the fair value, if sufficient information exists to reasonably estimate the fair value, of any liability for conditional asset retirement obligations when assumed or incurred, which is generally upon acquisition, construction, development or redevelopment and/or through the normal operation of the asset.

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three months ended March 31, 2016 and 2015. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

(d) Notes Receivable

We provide loans to the owners of real estate properties, which can be collateralized by interest in the real estate property. We record these loans as “Notes receivable” in our consolidated balance sheets. The loans will be recorded net of any discount or issuance costs, which will be amortized over the life of the respective note receivable using the effective interest method. We record interest earned from notes receivable and amortization of any discount costs or issuance costs within “Interest and other income” in our consolidated statements of operations.

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the three months ended March 31, 2016 and 2015.

(e) Application of New Accounting Standards

In January 2016, we adopted Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items from GAAP and the requirement that an entity separately report extraordinary items in the income statement. ASU 2015-01 also requires that entities continue to evaluate whether items are unusual in nature or infrequent in occurrence for presentation and disclosure purposes. The adoption of ASU 2015-01 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In January 2016, we adopted ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (“VIE”). In determining the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a VIE and, if so, determine which party is the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, the entity's financing and capital structure, and contractual relationship and terms, including consideration of governance and decision making rights. We consolidate a VIE when we have determined that we are the primary beneficiary.

We evaluated the application of ASU 2015-02 and concluded that no change was required to our accounting for any of our interests in less than wholly owned joint ventures. We will  continue to consolidate our joint venture in Storey Park as described in note 12(b), Noncontrolling Interests in a Consolidated Partnership, as it continues to meet the definition and certain criteria as a VIE in which we are considered to be the primary beneficiary.

Under ASU 2015-02, our Operating Partnership now meets the definition of a VIE, we are the primary beneficiary, and, accordingly, we continue to consolidate the Operating Partnership. Our sole significant asset is our investment in the Operating Partnership and, consequently, substantially all of our assets and liabilities represent assets and liabilities of the Operating Partnership. All of our debt is an obligation of the Operating Partnership and may only be settled with the assets of the Operating Partnership.

In January 2016, we adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is applied on a retrospective basis, which resulted in the reclassification of our debt issuance costs from previously presented balances. The guidance did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In January 2016, we adopted Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition of a business combination. The acquirer would instead recognize measurement-period adjustments in the reporting period in which the adjustment is identified. The adoption of ASU 2015-16 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases, which requires a lessee to record on the balance sheet a right-of-use asset with a corresponding lease liability created by lease terms of more than 12 months. Additional qualitative and quantitative disclosures will also be required. The guidance will become effective for periods beginning after December 15, 2018 and will be applied using a modified retrospective transition method. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-09 permits the use of the cumulative-effect and prospective methods. While we are currently evaluating the impact of this standard and whether we will elect to early adopt the standard, we do not believe this standard will have a material impact on our consolidated financial statements or related disclosures.

(f) Reclassifications

Certain prior year asset and debt balances have been reclassified to conform to the current year presentation as a result of adopting ASU 2015-03 in January 2016, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability and which is applied on a retrospective basis. See note 2(e), Summary of Significant Accounting Policies - Application of New Accounting Standards for more information.

(3) Earnings Per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented, which include stock options and non-vested shares. We apply the two-class method for determining EPS as our outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. Our excess of distributions over earnings related to participating securities is shown as a reduction in total earnings attributable to common shareholders in our computation of EPS.

The following table sets forth the computation of our basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted earnings per common share:
(Loss) income from continuing operations	$(101)	$1,099
Loss from discontinued operations	—	(607)
Net (loss) income	(101)	492
Less: Net loss from continuing operations attributable to noncontrolling interests	147	86
Less: Net loss from discontinued operations attributable to noncontrolling interests	—	26
Net income attributable to First Potomac Realty Trust	46	604
Less: Dividends on preferred shares	(2,248)	(3,100)
Less: Issuance costs of redeemed preferred shares(1)	(1,904)	—
Net loss attributable to common shareholders	(4,106)	(2,496)
Less: Allocation to participating securities	(73)	(73)
Net loss attributable to common shareholders	$(4,179)	$(2,569)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding - basic and diluted	57,542	58,225
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.07)	$(0.03)
Loss from discontinued operations	—	(0.01)
Net loss	$(0.07)	$(0.04)
(1) Represents the original issuance costs associated with the redemption of 2.2 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares during the first quarter of 2016.

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Stock option awards	1,018	1,083
Non-vested share awards	484	380
	1,502	1,463

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	March 31, 2016	December 31, 2015(1)
Land and land improvements	$280,402	$280,149
Buildings and improvements	796,479	793,184
Construction in progress	102,121	97,361
Tenant improvements	181,900	168,946
Furniture, fixtures and equipment	410	410
	1,361,312	1,340,050
Less: accumulated depreciation	(220,674)	(209,784)
	$1,140,638	$1,130,266
(1) Excludes rental property totaling $90.6 million at December 31, 2015 related to the NOVA Non-Core Portfolio (defined in note 7, Dispositions), which was classified as held-for-sale at December 31, 2015 and sold on March 25, 2016.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. We own developable land that can accommodate 1.3 million square feet of additional building space, of which 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment. The 0.7 million square feet of developable land in the Washington, D.C. reporting segment primarily relates to Storey Park, for which we are pursuing various disposition strategies.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We substantially completed construction of the new building in March 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. At March 31, 2016, none of the completed development space was placed in-service. Our total investment in the development project, excluding tenant improvements and leasing commission costs, was $33.6 million as of March 31, 2016, which related to the completion of the building and includes the original cost basis of the applicable portion of the vacant land of $5.2 million.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which could accommodate up to 712,000 square feet. At March 31, 2016, the total investment in the development project was $57.9 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs, as well as capitalized interest and taxes. As previously disclosed, in

February 2016 we entered into a contract, subject to a study period, to sell Storey Park. At this time, the property is no longer under contract, though we are continuing to pursue various disposition strategies, including working with the previous prospective buyer. However, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we are currently marketing the property for sale.

During the first quarter of 2016, we did not place in-service any significant completed development or redevelopment space. At March 31, 2016, other than the new building at our Northern Virginia development project, we had no completed development or redevelopment space that had yet to be placed in-service.

(5) Notes Receivable

In December 2010, we provided a $25.0 million mezzanine loan to the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C. that is secured by a portion of the owners’ interest in the property. The loan requires monthly interest-only payments with a constant interest rate over the life of the loan. On January 10, 2014, we amended the loan to increase the outstanding balance to $34.0 million and reduced the fixed interest rate from 12.50% to 9.75%. The amended mezzanine loan matures on April 1, 2017 and is currently repayable in full with 30 days’ prior written notice. There were no unamortized origination fees as of March 31, 2016 and December 31, 2015. Payments under the loan are current.

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The loan had a fixed-interest rate of 9.0% and was scheduled to mature on May 1, 2016. We received a yield maintenance payment of $2.4 million with the repayment of the loan, which is recorded within “Interest and other income” in our consolidated statement of operations for the three months ended March 31, 2015.

We recorded interest income related to our notes receivable of $0.8 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively, which is included within “Interest and other income” in our consolidated statements of operations.

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

	Reporting Segment	Ownership Interest	Investment at March 31, 2016	Investment at December 31, 2015
Prosperity Metro Plaza	Northern Virginia	51%	$25,330	$24,909
1750 H Street, NW	Washington, D.C.	50%	14,959	15,168
Aviation Business Park	Maryland	50%	5,800	5,899
Rivers Park I and II(1)	Maryland	25%	2,264	2,247
			$48,353	$48,223

(1)	Rivers Park I and Rivers Park II are owned through two separate joint ventures.

The following table provides a summary of the mortgage debt held by our unconsolidated joint ventures (dollars in thousands):

	FPO Ownership	Effective Interest Rate	Maturity Date	Principal Balance at March 31, 2016(1)	Principal Balance at December 31, 2015(1)
Rivers Park I and II(2)	25%	LIBOR + 1.90%(3)	September 2017	$28,000	$28,000
1750 H Street, NW(4)	50%	3.92%	August 2024	32,000	32,000
Prosperity Metro Plaza(5)	51%	3.91%	December 2029	50,000	50,000
Total / Weighted Average		3.51%		$110,000	$110,000

(1)	Reflects the entire balance of the debt secured by the properties, not our portion of the debt.

(2)
The loan is repayable in full without penalty at any time during the term of the loan. Of the outstanding principal balance, $2.8 million is recourse to us. We believe the fair value of the potential liability to us related to the recourse debt is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(3)	At March 31, 2016, LIBOR was 0.44%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(4)	The loan requires interest-only payments with a constant interest rate over the life of the loan. The loan is repayable in full without penalty on or after August 1, 2021.

(5)
The loan requires interest-only payments through December 2024, at which time the loan requires principal and interest payments through its maturity date. The loan is repayable in full without penalty on or after June 1, 2029.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	March 31, 2016	December 31, 2015
Assets:
Rental property, net	$191,604	$193,243
Cash and cash equivalents	5,434	5,992
Other assets	17,181	16,490
Total assets	214,219	215,725
Liabilities:
Mortgage loans, net(1)(2)	109,273	109,273
Other liabilities	5,420	7,214
Total liabilities	114,693	116,487
Net assets	$99,526	$99,238

(1)
Of the total mortgage debt that encumbers our unconsolidated properties, $2.8 million is recourse to us. We believe the fair value of the potential liability to us under this guaranty is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(2)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. Mortgage loans, net at both March 31, 2016 and December 31, 2015 included $0.7 million of unamortized deferred financing costs.

Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in earnings of affiliates.”

The following table summarizes the results of operations of our unconsolidated joint ventures for the three months ended March 31, 2016 and 2015, which, due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures, may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenues	$6,290	$6,167
Total operating expenses	(2,166)	(2,156)
Net operating income	4,124	4,011
Depreciation and amortization	(1,966)	(2,249)
Interest expense, net	(993)	(973)
Net income	$1,165	$789

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

(7) Dispositions

We will report a disposed or held-for-sale property or group of properties in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. All other disposed properties will have their operating results reflected within continuing operations on our consolidated statements of operations for all periods presented.

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this note 7, Dispositions, we did not dispose of or enter into any agreements to sell any other properties during the three months ended March 31, 2016 and 2015.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

Property	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
NOVA Non-Core Portfolio(1)	Northern Virginia	3/25/2016	Various	945,745	$90,501
Cedar Hill I and III	Northern Virginia	12/23/2015	Office	102,632	25,939
Newington Business Park Center	Northern Virginia	12/17/2015	Industrial	255,600	31,409
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956
(1) Consists of Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”).
On March 25, 2016, we sold the NOVA Non-Core Portfolio for net proceeds of $90.5 million. In the fourth quarter of 2015, we recorded an impairment charge of $26.9 million related to the sale based on the anticipated net proceeds, and we recorded an additional loss on the sale of $1.2 million in the first quarter of 2016. In anticipation of the sale, in February 2016, we defeased a $0.2 million mortgage loan that was encumbered by a building at Gateway Centre Manassas. We used the proceeds from the sale of the NOVA Non-Core Portfolio to temporarily pay down a portion of the outstanding balance of our unsecured revolving credit facility, which we later drew upon to redeem 3.6 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “ 7.750% Series A Preferred Shares”) on April 27, 2016.

The following table summarizes the aggregate results of operations for the disposed properties that are included in continuing operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$3,366	$6,118
Property operating expenses	(1,338)	(2,552)
Depreciation and amortization	(114)	(1,912)
Interest expense	(2)	(207)
Loss on debt extinguishment	(48)	—
Income from operations of disposed property	1,864	1,447
Loss on sale of rental property	(1,155)	—
Net income from continuing operations	$709	$1,447

(b) Discontinued Operations

On March 19, 2015, we sold our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (collectively, the “Richmond Portfolio”) for net proceeds of $53.8 million. In the aggregate, the Richmond Portfolio, which was located in our Southern Virginia reporting segment, was comprised of 19 buildings totaling 827,900 square feet. Net proceeds from the sale of the Richmond Portfolio reflected the prepayment of $3.7 million of mortgage and other indebtedness secured by certain properties in the sold portfolio, including $0.5 million of associated prepayment penalties. We recorded a gain on the sale of the portfolio of $0.9 million in the first quarter of 2015. During the first quarter of 2015, we accelerated the amortization of deferred rent abatements and straight-line rents, totaling $0.9 million, and leasing commissions, totaling $1.1 million, which were on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the first quarter of 2015.

With the sale of our Richmond Portfolio, we no longer owned any properties in the Richmond, Virginia area and had strategically exited the Richmond market. As such, the operating results of the Richmond Portfolio are reflected within discontinued operations in our consolidated statement of operations for the three months ended March 31, 2015. No disposed properties qualified as discontinued operations for the three months ended March 31, 2016.

The following table summarizes the results of operations of properties included in discontinued operations for the three months ended March 31, 2015 (dollars in thousands):

2015
Revenues	$877
Loss from operations, before taxes(1)	(975)
Loss on debt extinguishment	(489)
Gain on sale of rental property	857

(1)
For the three months ended March 31, 2015, we accelerated $2.0 million of unamortized straight-line rents, deferred rent abatements and leasing commissions related to the sale of the Richmond Portfolio.

(8) Debt

Our debt consisted of the following (dollars in thousands):

	March 31, 2016(1)	December 31, 2015(1)(2)
Mortgage loans, net, effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(3)(4)	$314,404	$307,769
Unsecured term loan, net, effective interest rates ranging from LIBOR plus 1.30% to LIBOR plus 1.60%, with staggered maturity dates ranging from December 2020 to December 2022(3)	299,318	299,404
Unsecured revolving credit facility, net, effective interest rate of LIBOR plus 1.35%, maturing December 2019(3)	97,946	116,865
Total	$711,668	$724,038

(1)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis. The balances include a total of $7.6 million and $8.0 million of unamortized deferred financing costs at March 31, 2016 and December 31, 2015, respectively.

(2)	Excludes $0.2 million of mortgage debt that was classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2015. See note 7, Dispositions, for further discussion.

(3)	At March 31, 2016, LIBOR was 0.44%.

(4)	Includes two construction loans and a land loan.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt, which includes two construction loans and a land loan, (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	March 31, 2016	December 31, 2015
440 First Street Construction Loan(1)(2)	LIBOR + 2.50%	LIBOR + 2.50%		May 2016	$32,216	$32,216
Storey Park Land Loan(1)(3)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	22,000	22,000
Hillside I and II	5.75%	4.62%		December 2016	12,311	12,368
Redland Corporate Center Buildings II & III	4.20%	4.64%		November 2017	64,216	64,543
Northern Virginia Construction Loan(1)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	16,419	9,176
840 First Street, NE	5.72%	6.01%		July 2020	35,720	35,888
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,484	3,526
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	28,960	29,110
1401 K Street, NW	4.80%	4.93%		June 2023	36,060	36,224
11 Dupont Circle, NW	4.05%	4.22%		September 2030	66,780	66,780
Principal balance		4.53%	(4)		318,166	311,831
Unamortized fair value adjustments					125	172
Unamortized deferred financing costs(6)					(3,887)	(4,234)
Total balance, net					$314,404	$307,769

Debt Classified within Liabilities Held-for-Sale
Gateway Centre Manassas Building I(5)	7.35%	5.88%		November 2016	$—	$212
Unamortized fair value adjustments					—	1
Total balance, net					$—	$213

(1)	At March 31, 2016, LIBOR was 0.44%.

(2)
This construction loan (the “440 First Street Construction Loan”) is collateralized by 440 First Street, NW and matures in May 2016. We are currently negotiating a one-year extension of the loan. We can repay all or a portion of the construction loan, without penalty, at any time during the term of the loan. At March 31, 2016, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds.

(3)
This land loan encumbers the Storey Park land (the “Storey Park Land Loan”) and was entered into by our 97% owned consolidated joint venture that owns Storey Park. The loan matures in October 2016, with a one-year extension at our option and is repayable in full without penalty at any time during the term of the loan. Currently, we are pursuing various disposition strategies for the property. Per the terms of the loan agreement, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest is recourse to us.

(4)	Weighted average interest rate on total mortgage debt at March 31, 2016.

(5)
The mortgage loan that encumbers Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and sold on March 25, 2016, was classified within “Liabilities held-for-sale” on our December 31, 2015 consolidated balance sheet. In February 2016, we used $0.2 million in available cash to defease the outstanding balance of the mortgage loan.

(6)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis.

Northern Virginia Construction Loan

On September 1, 2015, we entered into a construction loan (the “Northern Virginia Construction Loan”) that is collateralized by a 167,000 square foot office building that is currently in development in Northern Virginia. We completed construction of the new building in the first quarter of 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $16.4 million as of March 31, 2016. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan.

(b) Unsecured Term Loan and Unsecured Revolving Credit Facility

On December 4, 2015, we amended, restated and consolidated our unsecured revolving credit facility and our unsecured term loan. The amendments extended the maturity date of the unsecured term loan’s three $100 million tranches to December 2020, June 2021 and December 2022 from October 2018, October 2019 and October 2020, respectively and the maturity date of the unsecured revolving credit facility to December 2019 from October 2017, with two, six-month extensions at our option. As part of the amendments, we reduced the interest rate spreads on our unsecured term loan and our unsecured revolving credit facility, reduced the capitalization rates used to calculate gross asset value in the financial covenants and amended the covenant package to more closely align with our corporate goals.

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at March 31, 2016 (dollars in thousands):

	Maturity Date	Amount(1)	Interest Rate(2)
Tranche A	December 2020	$100,000	LIBOR, plus 130 basis points
Tranche B	June 2021	100,000	LIBOR, plus 130 basis points
Tranche C	December 2022	100,000	LIBOR, plus 160 basis points
Total		$300,000

(1)
Excludes $0.7 million of unamortized deferred financing costs that are deducted from our total unsecured term loan balance in the March 31, 2016 consolidated balance sheet in accordance with ASU 2015-03, which we adopted in the first quarter of 2016.

(2)	At March 31, 2016, LIBOR was 0.44%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 8(d), Debt – Financial Covenants.

In December 2015, we sold Newington Business Park Center and Cedar Hill I and III for aggregate net proceeds of $57.3 million, which we used to temporarily pay down our unsecured revolving credit facility with the ultimate designated use for such proceeds being the redemption of 2.2 million 7.750% Series A Preferred Shares when such shares first became redeemable in January 2016. During the first quarter of 2016, we borrowed $73.0 million under the unsecured revolving credit facility, $55.0 million of which was used to fund the preferred share redemption that we announced upon the Newington Business Park Center and Cedar Hill I and III sales, $7.0 million of which was used to fund construction at the 167,000 square foot office building that is currently in development in Northern Virginia and the remainder of which was used for general corporate purposes. In March 2016, we sold the NOVA Non-Core Portfolio for net proceeds of $90.5 million, which we used to temporarily pay down our unsecured revolving credit facility while we gave 30 days’ notice to our preferred shareholders of our intention to redeem an additional 3.6 million 7.750% Series A Preferred Shares. During the first quarter of 2016, we repaid $92.0 million of the outstanding balance under the unsecured revolving credit facility using a portion of the proceeds from the sale of the NOVA Non-Core Portfolio (as discussed above) and a $7.2 million draw on the Northern Virginia Construction Loan. On April 27, 2016, we redeemed 3.6 million 7.750% Series A Preferred Shares for $90.0 million. For the three months ended March 31, 2016, our weighted average borrowings under the unsecured revolving credit facility were $169.5 million, with a weighted average interest rate of 1.9%, compared with weighted average borrowings of $193.5 million, with a weighted average interest rate of 1.9%, for the three months ended March 31, 2015. Our maximum outstanding borrowings were $193.0 million and $218.0 million for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, outstanding borrowings under the unsecured revolving credit facility were $101.0 million with a weighted average interest rate of 1.8%. Our outstanding borrowings under the unsecured revolving credit facility do not include $3.0 million of unamortized deferred financing costs that are deducted from the balance on the March 31, 2016 consolidated balance sheet in accordance with ASU 2015-03, which we adopted in the first quarter of 2016. At March 31, 2016, LIBOR was 0.44% and the applicable spread on our unsecured revolving credit facility was 135 basis points. On April 27, 2016, we borrowed $97.0 million under the unsecured revolving credit facility to redeem 3.6 million 7.750% Series A Preferred Shares, including accrued dividends, and to fund construction costs related to our Northern Virginia development project. As of the date of this filing, we had $198.0 million outstanding and $75.1 million available capacity under the unsecured revolving credit facility. We are required to pay a commitment fee at an annual rate of 0.15% of the unused capacity if our usage exceeds 50% of our total capacity under the revolving credit facility, or 0.25% if our usage does not exceed 50%.

(c) Interest Rate Swap Agreements

At March 31, 2016, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

(d) Financial Covenants

The credit agreement governing our unsecured revolving credit facility and unsecured term loan contains various restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of our Company under the agreement to be immediately due and payable.

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2016, we were in compliance with the covenants of our unsecured term loan and unsecured revolving credit facility and any such financial covenants of our mortgage debt (including the 440 First Street Construction Loan, the Northern Virginia Construction Loan and the Storey Park Land Loan).

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at March 31, 2016, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will be unchanged.

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

At March 31, 2016, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

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

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the three months ended March 31, 2016 and 2015.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive losses as an increase to interest expense of $0.8 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we estimated that $2.2 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Balance at March 31, 2016	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$3,359	$—	$3,359	$—
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$104,625	$—	$90,625	$14,000
Recurring Measurements:
Derivative instrument-swap liabilities	2,491	—	2,491	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2016 and 2015. Also, we did not have any transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the three months ended March 31, 2016 and 2015.

Impairment of Rental Property

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

In March 2016, we sold our NOVA Non-Core Portfolio, which is located in our Northern Virginia reporting segment. Based on the anticipated sales price, less estimated selling costs, we recorded an impairment charge of $26.9 million for the fourth quarter of 2015, and we recorded an additional loss on the sale of $1.2 million in the first quarter of 2016. See note 7, Dispositions, for more information.

Our One Fair Oaks office property, which is located in our Northern Virginia reporting segment, is currently fully leased to CACI International. We expect CACI International to vacate the property upon their lease expiration in December 2016, and, as a result of the anticipated loss of cash flow and the anticipated challenges re-leasing the property, we evaluated the recoverability of the property's carry value at December 31, 2015, which coincided with our review of year-end results and assessment of overall market conditions. Based on an analysis of the undiscounted net cash flows from One Fair Oaks, we concluded that the carrying value of the property was not recoverable and recorded an impairment charge of $33.9 million to bring the property to its estimated fair value in the fourth quarter of 2015. We estimated the fair value of the property using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the property using an income-based valuation of the building as vacant. The expected useful life and holding period was based on the age of the property and our current plan for the property as well as experience with similar properties. The capitalization rate was estimated using rates from external market research and comparable market transactions, and the discount rate was estimated using a risk adjusted rate of return.

Interest Rate Derivatives

At March 31, 2016, we had hedged $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

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

The carrying amount and estimated fair value of our notes receivable and debt instruments are as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Notes receivable	$34,000	$34,000	$34,000	$34,000
Financial Liabilities:
Mortgage debt(1)(2)	$318,291	$311,251	$312,216	$298,541
Unsecured term loan(1)	300,000	300,000	300,000	300,000
Unsecured revolving credit facility(1)	101,000	101,000	120,000	120,000
Total	$719,291	$712,251	$732,216	$718,541

(1)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. The debt balances exclude a combined total of $7.6 million and $8.0 million of unamortized deferred financing costs at March 31, 2016 and December 31, 2015, respectively.

(2)
The carrying value at December 31, 2015 includes $0.2 million of mortgage debt that encumbered a building at Gateway Centre Manassas, which was classified within “Liabilities held-for-sale” on our consolidated balance sheets at December 31, 2015 and was subsequently sold in March 2016. See note 7, Dispositions, for further discussion.

(11) Equity

In December 2015, our Board of Trustees authorized the redemption of some or all of our 6.4 million outstanding shares of our 7.750% Series A Preferred Shares. On January 19, 2016 and April 27, 2016, we used proceeds from dispositions to redeem 2.2 million shares and 3.6 million shares, respectively, of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the applicable dates of redemption. Prior to the January 19, 2016 and April 27, 2016 preferred share redemptions, we were required to give the preferred shareholders 30 days’ written notice of our intent to redeem. During the 30-day period from our dates of notification to our preferred shareholders to the redemptions of our preferred shares, the net proceeds from the dispositions were used to temporarily pay down a portion of the balance of our unsecured revolving credit facility. As of the date of this filing, we have redeemed 5.8 million shares of our previously outstanding 6.4 million 7.750% Series A Preferred Shares. The remaining 0.6 million 7.750% Series A Preferred Shares have a face value of $15.0 million and are redeemable at any time with 30 days' prior written notice.

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During 2015, we repurchased 924,198 shares at a weighted average share price of $10.99 for a total purchase price of $10.2 million, utilizing a portion of the proceeds from our sale of Rumsey Center. No shares were repurchased during the three months ended March 31, 2016. As of the date of this filing, we are authorized to repurchase an additional 4.1 million of our common shares through July 2016.

On April 26, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend will be paid on May 16, 2016 to common shareholders of record as of May 9, 2016. We also declared a dividend of $0.484375 per share on our 7.750% Series A Preferred Shares. The dividend will be paid on May 16, 2016 to preferred shareholders of record as of May 9, 2016.

On January 26, 2016, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 16, 2016 to common shareholders of record as of February 9, 2016. We also declared a dividend of $0.484375 per share on our 7.750% Series A Preferred Shares. The dividend was paid on February 16, 2016 to preferred shareholders of record as of February 9, 2016. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common and preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.

Our unsecured revolving credit facility and unsecured term loan, the 440 First Street Construction Loan, the Northern Virginia Construction Loan and the Storey Park Land Loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders, except for distributions required to maintain our qualification as a REIT. Further, distributions with respect to our common shares are subject to our ability to first satisfy our obligations to pay distributions to the holders of our 7.750% Series A Preferred Shares.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2015	$624,528	$800	$625,328	$28,813
Net income (loss)	46	(14)	32	(133)
Changes in ownership, net	(53,145)	—	(53,145)	(1,644)
Distributions to owners	(10,948)	—	(10,948)	(393)
Other comprehensive loss	(826)	—	(826)	(36)
Balance at March 31, 2016	$559,655	$786	$560,441	$26,607

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2014	$710,007	$898	$710,905	$33,332
Net income (loss)	604	—	604	(112)
Changes in ownership, net	1,281	—	1,281	(581)
Distributions to owners	(11,902)	(96)	(11,998)	(395)
Other comprehensive loss	(1,030)	—	(1,030)	(46)
Balance at March 31, 2015	$698,960	$802	$699,762	$32,198

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2016	2015
Beginning balance at January 1,	$(2,360)	$(3,268)
Net unrealized loss on derivative instruments	(862)	(1,076)
Net loss attributable to noncontrolling interests	36	46
Ending balance at March 31,	$(3,186)	$(4,298)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at March 31, 2016, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be $23.4 million. At March 31, 2016 and December 31, 2015, we recorded adjustments of $2.9 million and $4.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At March 31, 2016, 2,580,530 of the total common Operating Partnership units, or 4.3%, were not owned by us. During the three months ended March 31, 2016 and 2015, 38,539 and 11,508 common Operating Partnership units, respectively, were redeemed for cash. No common Operating Partnership units were redeemed for common shares during the three months ended March 31, 2016 or 2015.

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

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment, which was placed into development in August 2013. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we began to market the property for sale. As previously disclosed, in February 2016 we entered into a contract, subject to a study period, to sell Storey Park. At this time, the property is no longer under contract, though we are continuing to pursue various disposition strategies, including working with the previous prospective buyer. However, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur.

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

Stock Options Summary

During the three months ended March 31, 2016, we issued 95,000 stock options with a 10-year contractual life to our non-officer employees. The stock options vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. We recognized compensation expense associated with stock option awards of $48 thousand and $118 thousand during the three months ended March 31, 2016 and 2015, respectively.

A summary of our stock option activity during the three months ended March 31, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	963,138	$14.60	6.1 years	$59,002
Granted	95,000	11.03
Expired	(11,850)	26.60
Forfeited	(43,612)	12.34
Outstanding at March 31, 2016	1,002,676	$14.22	5.6 years	$—
Exercisable at March 31, 2016	808,427	$14.82	4.8 years	$—
Options expected to vest, subsequent to March 31, 2016	164,312	$11.74	8.9 years	$—

As of March 31, 2016, we had $0.4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. We anticipate this cost will be recognized over a weighted-average period of approximately 2.5 years. We calculate the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life, which in our opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar terms.

The weighted average assumptions used in the fair value determination of stock options granted to employees during the three months ended March 31, 2016 are summarized as follows:

Risk-free interest rate	1.73%
Expected volatility	27.02%
Expected dividend yield	3.63%
Weighted average expected life of options	5 years

The weighted average grant date fair value of the stock options issued during the three months ended March 31, 2016 was $1.87 per share.

Option Exercises

There were no stock option exercises during the three months ended March 31, 2016. During the three months ended March 31, 2015, we received approximately $19 thousand of proceeds from stock option exercises. Shares issued as a result of stock option exercises are provided by the issuance of new shares. The total intrinsic value of options exercised during the three months ended March 31, 2015 was $5 thousand.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In January 2016, we granted a total of 290,000 non-vested common shares to our executive officers. The awards have a five-year term and vest in one-quarter increments on the second through fifth anniversaries of the grant date. In February 2016, we granted a total of 103,429 non-vested common shares to our officers. The awards will vest ratably on an annual basis over a three-year period from the grant date.

We recognized $0.4 million and $0.6 million of compensation expense associated with our non-vested common share awards during the three months ended March 31, 2016 and 2015, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at March 31, 2016 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	192,382	$12.42
Granted	393,429	9.81
Vested	(49,186)	13.04
Expired	(1,630)	12.21
Forfeited	(3,493)	9.54
Non-vested at March 31, 2016	531,502	$10.45

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. As of March 31, 2016, we had $4.6 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 3.8 years.

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

The results of continuing operations for our four reporting segments for the three months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	Three Months Ended March 31, 2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73
Square feet(1)	918,566	1,885,630	1,715,730	2,023,858	6,543,784
Total revenues	$11,290	$11,587	$12,307	$7,513	$42,697
Property operating expense	(2,968)	(3,235)	(3,320)	(2,014)	(11,537)
Real estate taxes and insurance	(2,372)	(929)	(1,297)	(618)	(5,216)
Total property operating income	$5,950	$7,423	$7,690	$4,881	25,944
Depreciation and amortization expense					(15,006)
General and administrative					(4,578)
Other expenses					(6,461)
Net loss					$(101)
Total assets(2)(4)	$468,561	$338,553	$294,480	$166,015	$1,359,943
Capital expenditures(5)	$4,910	$959	$15,757	$897	$22,643

	Three Months Ended March 31, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	38	49	19	112
Square feet(1)	916,686	1,999,300	3,021,299	2,024,003	7,961,288
Total revenues	$11,032	$11,705	$14,114	$6,998	$43,849
Property operating expense	(3,139)	(4,018)	(4,064)	(1,892)	(13,113)
Real estate taxes and insurance	(2,023)	(891)	(1,549)	(579)	(5,042)
Total property operating income	$5,870	$6,796	$8,501	$4,527	25,694
Depreciation and amortization expense					(16,335)
General and administrative					(5,526)
Other expenses					(2,734)
Loss from discontinued operations					(607)
Net income					$492
Total assets(2)(3)(4)	$501,540	$357,996	$444,576	$167,949	$1,528,812
Capital expenditures(5)	$3,436	$2,164	$10,843	$2,490	$19,242

(1)
Excludes Storey Park from our Washington, D.C. reporting segment, as the property was in development at March 31, 2016 and 2015. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we are pursuing various disposition strategies for the property.

(2)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 6, Investment in Affiliates.

(3)
Total assets at March 31, 2015 have been restated to exclude a total of $5.6 million of unamortized deferred financing costs that are now deducted from the respective debt liability in accordance with ASU 2015-03, which we adopted in the first quarter of 2016.

(4)	Corporate assets not allocated to any of our reportable segments totaled $92,334 and $56,751 at March 31, 2016 and 2015, respectively.

(5)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $120 and $309 for the three months ended March 31, 2016 and 2015, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and included elsewhere in this Quarterly Report on Form 10-Q. See “Special Note About Forward-Looking Statements” above.

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” or “First Potomac,” refer to First Potomac Realty Trust and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Overview

We are a leader in the ownership, management, redevelopment and development of office and business park properties in the greater Washington, D.C. region. Our focus is owning and operating properties that we believe can benefit from our market knowledge and intensive operational skills with a focus on increasing their profitability and value. Our portfolio primarily contains a mix of multi-tenant and single-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use; and business parks contain buildings with office features combined with some industrial property space. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of March 31, 2016, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At March 31, 2016, we wholly owned or had a controlling interest in properties totaling 6.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development, including 0.7 million square feet related to Storey Park, for which we are currently pursuing various disposition strategies. Our consolidated properties were 92.3% occupied by 385 tenants at March 31, 2016. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at March 31, 2016, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of March 31, 2016, our largest tenant was the U.S. Government, which accounted for 12.7% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 24.2% of our total annualized cash basis rent as of March 31, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Strategic Plan

As previously disclosed in our Form 10-K for the year ended December 31, 2015, we completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we have begun implementing a strategic plan to de-risk the portfolio, de-lever the balance sheet and maximize asset values (“the Strategic Plan”). The key action items of the Strategic Plan are as follows:

•	Improve our portfolio composition by disposing of approximately $350 million of non-core assets.

•
Address three large upcoming lease expirations at single-tenant buildings through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland Corporate Center, and the future sale of One Fair Oaks.

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

We have executed on several key components of our previously disclosed Strategic Plan. As of the date of this filing, we have sold over $150 million of non-core assets, including the December 2015 sales of Newington Business Park Center and Cedar Hill I and III. On January 19, 2016, we used the combined proceeds from the sale of Newington Business Park Center and Cedar Hill I and III to redeem 2.2 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”), plus accrued dividends through the redemption date. On April 27, 2016, we used the proceeds from the sale of a portfolio of eight properties located in Northern Virginia (Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”)) to redeem 3.6 million 7.750% Series A Preferred Shares, plus accrued dividends through the redemption date. As of the date of this filing, we have 0.6 million 7.750% Series A Preferred Shares outstanding, which have a total face value of $15.0 million. In addition, we have focused on reducing our corporate overhead costs. For the three months ended March 31, 2016, our general and administrative expense was $4.6 million compared with $5.5 million for the three months ended March 31, 2015. Even excluding $0.4 million of separation costs recorded in the three months ended March 31, 2015, our general and administrative expense decreased over 10% for the three months ended March 31, 2016 compared with the same period in 2015. Finally, as previously disclosed in connection with our Strategic Plan, on April 26, 2016, we declared a reduction of our dividend by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per share, and which is effective for the dividends declared on April 26, 2016 that will be paid on May 16, 2016 to common shareholders of record as of May 9, 2016.

Executive Summary

For the three months ended March 31, 2016, we had a net loss of $0.1 million compared with net income of $0.5 million for the same period in 2015. The decrease in net income for the three months ended March 31, 2016 compared with the same period in 2015 was primarily due to a $1.2 million loss on the sale of the NOVA Non-Core Portfolio. In addition, the decrease in net income is attributable to a $2.4 million yield maintenance payment that we received in the first quarter of 2015 associated with the prepayment of a $29.7 million mezzanine loan. The decrease in net income for the three months ended March 31, 2016 compared with the same period in 2015 was partially offset by an increase in same property net operating income and a decrease in general and administrative expenses.

Funds From Operations (“FFO”) available to common shareholders and unitholders decreased to $12.8 million for the three months ended March 31, 2016 from $15.1 million, for the same period in 2015. FFO for the three months ended March 31, 2015 included a $2.4 million yield maintenance payment we received with the prepayment of the $29.7 million mezzanine loan on America’s Square. In addition, FFO for the three months ended March 31, 2016 included the write-off of $1.9 million of original issuance costs associated with the redemption of 2.2 million 7.750% Series A Preferred Shares that were redeemed in the first quarter of 2016. The original issuance costs are deducted from net income to arrive at net loss available to common shareholders on our consolidated statements of operations. The decrease in FFO for the three months ended March 31, 2016 compared with the same period in 2015 was partially offset by an increase in same property net operating income, a decrease in general and administrative expenses and a reduction in accrued dividends on our 7.750% Series A Preferred Shares.

FFO is a non-GAAP financial measure. For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Increased occupied percentage to 92.3% from 88.0% at March 31, 2015.

•	Increased leased percentage to 94.1% from 91.8% at March 31, 2015.

•
As part of our previously announced plan to dispose of $350 million of assets, sold our NOVA Non-Core Portfolio, bringing aggregate gross sales proceeds from dispositions identified in the Strategic Plan to $151.4 million, which include the December 2015 sales proceeds from Newington Business Park Center and Cedar Hill I and III.

•	Consistent with our previously announced strategic plan, redeemed 2.2 million 7.750% Series A Preferred Shares on January 19, 2016 and an additional 3.6 million shares on April 27, 2016.

Informal SEC Inquiry

As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2015, 2014, 2013 and 2012, we were informed in late 2012 that the SEC initiated an informal inquiry relating to the matters that were the subject of the Audit Committee’s internal investigation regarding the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. The SEC staff has informed us that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor considered a reflection upon any person, entity or security. We have been, and intend to continue, voluntarily cooperating fully with the SEC. The scope and outcome of this matter cannot be determined at this time.

Properties:

The following sets forth certain information about our properties by segment as of March 31, 2016 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at March 31, 2016	Occupied at March 31, 2016
Office
11 Dupont Circle, NW	1	CBD	150,805	$5,420	97.7%	97.7%
440 First Street, NW(3)	1	Capitol Hill	138,603	3,161	69.5%	56.6%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,534	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	130,852	3,906	99.2%	97.9%
1401 K Street, NW	1	East End	120,735	2,775	71.2%	67.8%
Total/Weighted Average	6		918,566	27,434	91.1%	88.5%

Development Project Marketed for Sale
Storey Park(4)	—	NoMA	—	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	3,782	91.1%	91.1%

Region Total/Weighted Average	7		1,031,697	$31,216	91.1%	88.8%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

(4)
The property was acquired through a consolidated joint venture in which we have a 97% controlling economic interest. The property was placed into development on September 1, 2013 with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. We ceased capitalizing expenses related to the property at the beginning of 2016 as we are pursuing various disposition strategies.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2016	Occupied at March 31, 2016
Office
Annapolis Business Center	2	Annapolis	101,113	$1,704	100.0%	100.0%
Cloverleaf Center	4	Germantown	173,916	2,591	89.8%	75.5%
Hillside I and II	2	Columbia	86,966	994	87.3%	87.3%
Metro Park North	4	Rockville	191,211	2,881	87.3%	87.3%
Redland Corporate Center II & III(2)	2	Rockville	349,267	9,562	100.0%	100.0%
Redland Corporate Center I(2)	1	Rockville	133,895	2,711	100.0%	100.0%
TenThreeTwenty	1	Columbia	138,854	2,082	95.6%	95.6%
Total Office	16		1,175,222	22,525	95.0%	92.8%

Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	4,030	89.8%	89.8%
Gateway 270 West	6	Clarksburg	252,295	3,171	92.9%	90.4%
Snowden Center	5	Columbia	145,267	2,281	99.1%	97.7%
Total Business Park	18		710,408	9,482	92.8%	91.6%

Total Consolidated	34		1,885,630	32,007	94.1%	92.4%

Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,285	1,267	69.8%	69.8%
Rivers Park I and II	6	Columbia	307,984	3,198	70.0%	70.0%
Total Joint Ventures	9		428,269	4,465	69.9%	69.9%

Region Total/Weighted Average	43		2,313,899	$36,472	89.7%	88.2%

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

(2)	Redland Corporate Center II & III (520 and 530 Gaither Road, respectively) and Redland Corporate Center I (540 Gaither Road) are collectively referred to as Redland Corporate Center.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2016	Occupied at March 31, 2016
Office
Atlantic Corporate Park	2	Sterling	218,207	$3,915	96.2%	83.5%
One Fair Oaks	1	Fairfax	214,214	5,563	100.0%	100.0%
Three Flint Hill	1	Oakton	180,819	3,655	97.6%	97.6%
1775 Wiehle Avenue	1	Reston	130,048	3,019	100.0%	100.0%
Total Office	5		743,288	16,152	98.3%	94.6%

Business Park
Sterling Park Business Center(2)	7	Sterling	471,487	4,329	92.5%	92.5%

Industrial
Plaza 500	2	Alexandria	500,955	4,826	91.4%	86.7%

Total Consolidated	14		1,715,730	25,307	94.7%	91.7%

Development
Northern Virginia Build-to-Suit(3)	—		—	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,197	8,755	100.0%	98.6%

Region Total/Weighted Average	16		2,041,927	$34,062	95.5%	92.8%

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

(3)
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in Northern Virginia on vacant land that we have in our portfolio. We substantially completed construction of the new building in March 2016 and currently expect to complete construction of the tenant improvements in the second half of 2016. However, we can provide no assurance regarding the timing, cost or results of the project.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2016	Occupied at March 31, 2016
Office
Greenbrier Towers	2	Chesapeake	171,766	$1,805	85.4%	85.4%

Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	844	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,461	12,054	97.0%	97.0%
Greenbrier Business Park(3)	4	Chesapeake	411,237	4,319	91.0%	89.6%
Norfolk Commerce Park(4)	3	Norfolk	261,674	2,653	96.1%	96.1%
Total Business Park	17		1,852,092	19,870	95.7%	95.4%

Region Total/Weighted Average	19		2,023,858	$21,675	94.8%	94.5%

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

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We substantially completed construction of the new building in March 2016 and expect to complete the construction of the tenant improvements in the second half of 2016. At March 31, 2016, none of the completed development space was placed in-service and we anticipate our total investment in the newly constructed building to be approximately $35 million, which excludes tenant improvements and leasing commissions. Our total investment in the development project, excluding tenant improvements and leasing commission costs, was $33.6 million as of March 31, 2016, which related to the completion of the building and included the original cost basis of the applicable portion of the vacant land of $5.2 million. At the inception of the lease, we anticipated spending approximately $11 million in tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. Subsequently, we entered into an amendment to the original lease, pursuant to which the tenant can exchange, at its option, up to $11.5 million of rent abatement (depending on the amount of additional tenant improvement costs incurred), as stipulated in the original lease, for up to $10.3 million of additional tenant improvement costs. Currently, we anticipate spending between approximately $11 million and $21 million in tenant improvement costs related to the new tenant; however, the specific amount of such costs will depend upon the needs and request of the tenant. We currently expect to complete construction of the tenant improvements in the second half of 2016; however, we can provide no assurance regarding the timing, costs or results of the project.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which could accommodate up to 712,000 square feet. At March 31, 2016, the total investment in the development project was $57.9 million, which included the original cost basis of the property of $43.3 million. The majority of the costs in excess of the original cost basis relate to architectural fees and site preparation costs, as well as capitalized interest and taxes. As previously disclosed, in February 2016 we entered into a contract, subject to a study period, to sell Storey Park. At this time, the property is no longer under contract, though we are continuing to pursue various disposition strategies, including working with the previous prospective buyer. However, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we are currently marketing the property for sale.

During the first quarter of 2016, we did not place in-service any significant completed development or redevelopment space. At March 31, 2016, other than the new building at our Northern Virginia development project, we had no completed development or redevelopment space that had yet to be placed in-service.

Lease Expirations

Approximately 18.6% of our annualized cash basis rent is scheduled to expire during the next twelve months, which includes 7.1% of our annualized cash basis rent expiring during the remainder of 2016. We expect replacement rents on leases expiring during the remainder of 2016 to decrease on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees and, where the terms of the lease permit and we deem it prudent, we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the first quarter of 2016, we had a tenant retention rate of 71%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases in the first quarter of 2016 increased 0.9%, on a U.S. generally accepted accounting principles (“GAAP”) basis, compared with the expiring leases. During the first quarter of 2016, we executed new leases for 45,000 square feet, with the majority of the new leases (based on square footage) containing rent escalations.

We own three single-tenant buildings that have leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, and CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, have leases that are scheduled to expire on July 31, 2016 and December 31, 2016, respectively. While these tenants have not yet formally indicated whether they intend to renew or terminate their respective leases, based on our informal discussions with these tenants, we are proceeding on the assumption that these leases will terminate, though we expect that the Bureau of Prisons will remain in its space for at least the remainder of 2016. As such, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks, gauging new tenant interest to lease these properties and engaging in short-term renewal discussions with the respective tenants, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for the properties. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the three months ended March 31, 2016:

	New	Renewal
Tenant improvements (per rentable square foot)	$27.62	$12.24
Leasing commissions (per rentable square foot)	$10.96	$2.97

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of March 31, 2016, assuming no tenant exercises renewal options or early termination rights (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)		% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(3)
2016	30	314,253	5.1%	$7,558	(4)	7.1%	$24.05
2017	66	996,661	16.2%	18,536	(5)	17.4%	18.60
2018	59	630,453	10.2%	9,167		8.6%	14.54
2019	59	744,048	12.1%	10,458		9.8%	14.06
2020	55	954,175	15.5%	14,903		14.0%	15.62
2021	43	470,350	7.7%	6,847		6.5%	14.56
2022	33	492,845	8.0%	6,254		5.9%	12.69
2023	17	484,747	7.9%	11,184		10.5%	23.07
2024	19	507,228	8.2%	9,281		8.7%	18.30
2025	15	253,814	4.1%	4,551		4.3%	17.93
Thereafter	24	307,452	5.0%	7,684		7.2%	24.99
Total / Weighted Average	420	6,156,026	100.0%	$106,423		100.0%	$17.29

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

(2)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. This amount does not include items such as rent abatement, unreimbursed expenses, nonrecurring revenues and expenses, differences in leased and occupied space and timing differences related to tenant activity.

(3)	Represents annualized cash basis rent at March 31, 2016, divided by the square footage of the expiring leases.

(4)
Includes the contractual expiration of the Bureau of Prisons at 500 First Street, NW on July 31, 2016. However, we believe the Bureau of Prisons will remain in the space for at least the remainder of 2016.

(5)
Includes the contractual expiration of CACI International at One Fair Oaks on December 31, 2016, which we present as a 2017 lease expiration as CACI International is entitled to the space on December 31, 2016, and the contractual expiration of the Department of Health and Human Services at Redland Corporate Center on March 22, 2017.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP that require us to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that we deem most important to the portrayal of our financial condition, results of operations and cash flows. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2015

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

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented. The Non-Comparable Properties are comprised of the following properties:

•	The NOVA Non-Core Portfolio (Enterprise Center, Gateway Centre Manassas, Linden Business Center, Herndon

Corporate Center, Prosperity Business Center, Reston Business Campus, Windsor at Battlefield and Van Buren Office Park), which was sold on March 25, 2016, and Rumsey Center, Newington Business Park Center and Cedar Hill I and III, which were sold after the first quarter of 2015. For the Results of Operations discussion below with respect to the comparison of the three months ended March 31, 2016 and 2015, these eleven properties are collectively referred to as the “Disposed Properties”. The operating results of these properties are reflected in continuing operations in our consolidated statements of operations for each of the periods presented; and

•
Storey Park, which was in development during the three months ended March 31, 2016 and 2015. We ceased capitalizing expenses related to Storey Park at the beginning of 2016 as we are pursuing various disposition strategies for the property.

The operating results for our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”), and which was sold during the first quarter of 2015, are reflected as discontinued operations for the three months ended March 31, 2015.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Due to the timing of dispositions and acquisitions during the remainder of 2016, which may or may not occur, we cannot determine if property operating revenues or expenses will increase or decrease during 2016 compared with 2015.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Rental	$33,844	$34,379	$(535)	(2)%
Tenant reimbursements and other	$8,853	$9,470	$(617)	(7)%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue decreased $0.5 million for the three months ended March 31, 2016 compared with the same period in 2015. For the Comparable Portfolio, rental revenue increased $1.4 million for the three months ended March 31, 2016 compared with the same period in 2015 due to an increase in occupancy of the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 92.2% and 88.1% for the three months ended March 31, 2016 and 2015, respectively. Rental revenue for the Non-Comparable Properties decreased $1.9 million for the three months ended March 31, 2016 compared with the same period in 2015 due to the Disposed Properties.

The decrease in rental revenue for the three months ended March 31, 2016 compared with the same period in 2015 includes a $1.3 million decrease for Northern Virginia. Rental revenue increased $0.5 million for Southern Virginia, $0.2 million for Washington, D.C. and $0.1 million for Maryland.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues, such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $0.6 million for the three months ended March 31, 2016 compared with the same period in 2015. For the Comparable Portfolio, tenant reimbursements and other revenues increased $0.2 million for the three months ended March 31, 2016 compared with the same period in 2015 primarily due to an increase in operating expense recoveries resulting from an increase in occupancy, which was partially offset by a decrease in operating expense recoveries related to a reduction in recoverable snow and ice removal costs for the three months ended March 31, 2016 compared with the same period in 2015. Tenant reimbursements and other revenues for the Non-Comparable Properties decreased $0.8 million for the three months ended March 31, 2016 compared with the same period in 2015 due to the Disposed Properties.

The decrease in tenant reimbursements and other revenues for the three months ended March 31, 2016 compared with the same period in 2015 includes decreases of $0.5 million for Maryland and $0.2 million for Northern Virginia. Tenant reimbursements and other revenues slightly increased for Washington, D.C. and Southern Virginia, for a combined increase of $0.1 million for the three months ended March 31, 2016 compared with the same period in 2015.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Property operating	$11,537	$13,113	$(1,576)	(12)%
Real estate taxes and insurance	$5,216	$5,042	$174	3%

Property operating expenses decreased $1.6 million for the three months ended March 31, 2016 compared with the same period in 2015. For the Comparable Portfolio, property operating expenses decreased $0.8 million primarily due to a decrease in snow and ice removal costs and utilities. Property operating expenses for the Non-Comparable Properties decreased $0.8 million for the three months ended March 31, 2016 compared with the same period in 2015 due to a $0.9 million decrease from the Disposed Properties, which was partially offset by a $0.1 million increase from Storey Park as we ceased capitalizing expenses during 2016 as we are pursuing various disposition strategies for the property.

The decrease in property operating expenses for the three months ended March 31, 2016 compared with the same period in 2015 includes decreases of $0.8 million for Maryland, $0.7 million for Northern Virginia and $0.2 million for Washington D.C. Property operating expenses for Southern Virginia increased $0.1 million for the three months ended March 31, 2016 compared with the same period in 2015.

Real estate taxes and insurance expense increased $0.2 million for the three months ended March 31, 2016 compared with the same period in 2015. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.3 million due to higher real estate tax assessments. Real estate taxes and insurance expense for the Non-Comparable Properties decreased $0.1 million due to a $0.3 million decrease from the Disposed Properties, which was partially offset by a $0.2 million increase from Storey Park as we ceased capitalizing expenses in 2016 as we are pursuing various disposition strategies for the property.

The increase in real estate taxes and insurance expense for the three months ended March 31, 2016 compared with the same period in 2015 includes an increase of $0.3 million for Washington, D.C. Real estate taxes and insurance expense slightly increased for Maryland and Southern Virginia, for a combined increase of $0.1 million for the three months ended March 31, 2016 compared with the same period in 2015. Real estate taxes and insurance expense for Northern Virginia decreased $0.2 million for the three months ended March 31, 2016 compared with the same period in 2015.

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
General and administrative expense	$4,578	$5,526	$(948)	(17)%

General and administrative expenses decreased $0.9 million for the three months ended March 31, 2016 compared with the same period in 2015 primarily due to a decrease in employee compensation costs and other overhead reductions. In addition, we incurred $0.4 million of personnel separation costs during the three months ended March 31, 2015 as a result of moving to a more vertically integrated management structure. We currently anticipate that general and administrative expenses for the remainder of 2016 will decrease compared with 2015.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Depreciation and amortization expense	$15,006	$16,335	$(1,329)	(8)%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $1.3 million for the three months ended March 31, 2016 compared with the same period in 2015. For the Comparable Portfolio, depreciation and amortization increased $0.5 million due to an increase in leasing and tenant improvement costs placed in-service. Depreciation and amortization expense for the Non-Comparable Properties decreased $1.8 million due to the Disposed Properties. In addition, during the three months ended March 31, 2016, we did not record depreciation and amortization expense related to rental property in the NOVA Non-Core Portfolio, which was sold on March 25, 2016, as the portfolio was classified as held-for-sale throughout the first quarter of 2016.

Due to the timing of dispositions and acquisitions in 2016, which may or may not occur for the remainder of 2016, we cannot determine if depreciation and amortization expense will continue to decrease during 2016 compared with 2015.

Other Expenses (Income)

Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Interest expense	$6,816	$6,908	$(92)	(1)%

Interest expense decreased $0.1 million for the three months ended March 31, 2016 compared with the same period in 2015 due to a decrease in our outstanding debt balances. For the three months ended March 31, 2016, our aggregate weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $469.5 million with a weighted average interest rate of 1.96%, compared with aggregate weighted average borrowings of $493.5 million with a weighted average interest rate of 1.95% for the same period in 2015. The decrease in interest expense for the three months ended March 31, 2016 compared with the same period in 2015 was partially offset by a decrease in capitalized interest expense related to the Storey Park Land Loan, as we ceased capitalizing expenses related to Storey Park at the beginning of 2016 as we are pursing various disposition strategies for the property. We anticipate interest expense will be relatively flat in 2016 compared with 2015 as lower interest rate spreads are anticipated to be offset by a higher LIBOR.

Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Interest and other income	$1,003	$3,828	$(2,825)	(74)%

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million, which resulted in a decrease in interest and other income for the three months ended March 31, 2016 compared with the same period in 2015. In addition, we received a yield maintenance payment of $2.4 million with the prepayment of the mezzanine loan in February 2015, which is reflected within “Interest and other income” in our consolidated statement of operations for the three months ended March 31, 2015.

We anticipate that interest and other income will decrease for the remainder of 2016 compared with 2015 as a result of the reduction in interest income from the prepayment of a $29.7 million mezzanine loan in February 2015, which included a $2.4 million yield maintenance payment.

Equity in earnings of affiliates is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Equity in earnings of affiliates	$555	$346	$209	60%

Equity in earnings of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest. The increase in income from our unconsolidated joint ventures for the three months ended March 31, 2016 compared with the same period in 2015 was due to an increase in income from both Prosperity Metro Plaza and 1750 H Street, NW, which were due to increases in occupancy.

Loss on sale of rental property is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Loss on sale of rental property	$1,155	$—	$1,155	—%

On March 25, 2016, we sold the NOVA Non-Core Portfolio for net proceeds of $90.5 million. For the fourth quarter of 2015, we recorded an impairment charge of $26.9 million related to the sale based on the anticipated net proceeds, and we recorded an additional $1.2 million loss on the sale in the first quarter of 2016. We used the net proceeds from the sale of the NOVA Non-Core Portfolio to redeem 3.6 million 7.750% Series A Preferred Shares on April 27, 2016.

We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our disposed properties, see note 7, Dispositions, in the notes to our condensed consolidated financial statements.

Loss on debt extinguishment is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Loss on debt extinguishment	$48	$—	$48	—%

On March 1, 2016 we used available cash to defease the $0.2 million outstanding balance of the mortgage loan encumbering Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and was sold on March 25, 2016. In connection with the defeasance, we incurred $48 thousand of extinguishment charges for the three months ended March 31, 2016.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Loss from discontinued operations	$—	$607	$(607)	(100)%

Discontinued operations for the three months ended March 31, 2015 reflect the Richmond Portfolio, which was sold during the first quarter of 2015 and was classified within discontinued operations due to our strategic shift away from the Richmond, Virginia market. During the first quarter of 2015, we recorded a gain on the sale of the portfolio of $0.9 million, and we accelerated the amortization of deferred rent abatements, straight-line rents and leasing commissions, which were recorded on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the three months ended March 31, 2015. As part of the sale of the Richmond Portfolio, we incurred $0.5 million of debt extinguishment charges related to debt that was encumbered by certain properties in the sold portfolio.

We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 7, Dispositions, in the notes to our condensed consolidated financial statements.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Net loss attributable to noncontrolling interests	$147	$112	$35	31%

Net loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net losses attributable to common shareholders of $4.1 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The weighted average percentage of the common Operating Partnership units held by third parties was 4.3% for both the three months ended March 31, 2016 and 2015.

At March 31, 2016, we consolidated the operating results of one joint venture and recognized our joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partner’s aggregate share of earnings in the operating results of our consolidated joint venture was immaterial for the three months ended March 31, 2016 and 2015.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”), defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (real estate taxes, property operating and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net (loss) income is presented. The Same Property NOI results exclude the collection of termination fees, as these vary significantly period-over-period, thus impacting trends and comparability. Also, Same Property NOI includes a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes. We eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2015

The following table of selected operating data provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED
	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	73	73	—	—
Same property revenues
Rental	$31,151	$29,711	$1,440	4.8
Tenant reimbursements and other(2)	7,996	7,846	150	1.9
Total same property revenues	39,147	37,557	1,590	4.2
Same property operating expenses
Property(2)	10,191	10,660	(469)	(4.4)
Real estate taxes and insurance	4,708	4,433	275	6.2
Total same property operating expenses	14,899	15,093	(194)	(1.3)
Same Property NOI(1)	$24,248	$22,464	$1,784	7.9
Reconciliation to net (loss) income:
Same Property NOI	$24,248	$22,464
Non-comparable net operating income(3)	1,696	3,230
General and administrative expenses	(4,578)	(5,526)
Depreciation and amortization	(15,006)	(16,335)
Other expenses	(6,461)	(2,734)
Loss from discontinued operations	—	(607)
Net (loss) income	$(101)	$492

	Weighted Average Occupancy For the Three Months Ended March 31,
	2016	2015
Same Properties	92.2%	88.1%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of March 31, 2016: Storey Park.

(2)
Same property revenues exclude termination fee income. Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: Storey Park, the NOVA Non-Core Portfolio, Cedar Hill I and III, Newington Business Park Center and Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI increased $1.8 million for the three months ended March 31, 2016 compared with the same period in 2015. Total same property revenues increased $1.6 million for the three months ended March 31, 2016 compared with the same period in 2015, primarily due to an increase in occupancy in the Comparable Portfolio. Total same property operating expenses decreased $0.2 million for the three months ended March 31, 2016 compared with the same period in 2015 due to a decrease in snow and ice removal costs, utilities and bad debt reserves, partially offset by an increase in real estate taxes.

Reconciliation of Same Property NOI for Our Reporting Segments

The following tables provide a reconciliation of our Same Property NOI for our reporting segments to our consolidated net (loss) income for the three months ended March 31, 2016 and 2015. A detailed discussion of each reporting segment’s Same Property NOI results for the three months ended March 31, 2016 compared with the same period in 2015 follows these tables.

	Three Months Ended March 31, 2016
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues	$11,249	$11,444	$8,941	$7,513	$39,147
Property operating expense	(2,912)	(3,188)	(2,235)	(1,856)	(10,191)
Real estate taxes and insurance	(2,148)	(929)	(1,017)	(614)	(4,708)
Same Property NOI(1)	$6,189	$7,327	$5,689	$5,043	24,248

Non-comparable net operating income(2)					1,696
General and administrative					(4,578)
Depreciation and amortization expense					(15,006)
Other expenses					(6,461)
Net loss					$(101)

	Three Months Ended March 31, 2015
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues	$11,002	$11,093	$8,506	$6,956	$37,557
Property operating expense	(3,035)	(3,656)	(2,199)	(1,770)	(10,660)
Real estate taxes and insurance	(2,024)	(852)	(982)	(575)	(4,433)
Same Property NOI(1)	$5,943	$6,585	$5,325	$4,611	22,464

Non-comparable net operating income(2)					3,230
General and administrative					(5,526)
Depreciation and amortization expense					(16,335)
Other expenses					(2,734)
Income from discontinued operations					(607)
Net income					$492

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of March 31, 2016: Storey Park.

(2)
Includes property results for: Storey Park, the NOVA Non-Core Portfolio, Cedar Hill I and III, Newington Business Park Center, and Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Washington, D.C.
	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	6	6	—	—
Same property revenues
Rental	$8,699	$8,477	$222	2.6
Tenant reimbursements and other(2)	2,550	2,525	25	1.0
Total same property revenues	11,249	11,002	247	2.2
Same property operating expenses
Property(2)	2,912	3,035	(123)	(4.1)
Real estate taxes and insurance	2,148	2,024	124	6.1
Total same property operating expenses	5,060	5,059	1	—
Same Property NOI(1)	$6,189	$5,943	$246	4.1
Reconciliation to total property operating income
Same Property NOI	$6,189	$5,943
Non-comparable net operating loss(3)	(239)	(73)
Total property operating income	$5,950	$5,870

	Weighted Average Occupancy For the Three Months Ended March 31,
	2016	2015
Same Properties	88.1%	87.3%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of March 31, 2016: Storey Park.

(2)
Same property revenues exclude termination fee income. Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: Storey Park. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Washington, D.C. properties increased $0.2 million for the three months ended March 31, 2016 compared with the same period in 2015. For the three months ended March 31, 2016, total same property revenues increased $0.2 million compared with the same period in 2015 as a result of an increase in occupancy of the Washington, D.C. properties. Total same property operating expenses slightly increased for the three months ended March 31, 2016 compared with 2015 due to an increase in real estate taxes resulting from higher property assessments, which was offset by a decrease in utilities and anticipated bad debt reserves.

Maryland
	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	34	34	—	—
Same property revenues
Rental	$9,197	$8,774	$423	4.8
Tenant reimbursements and other(2)	2,247	2,319	(72)	(3.1)
Total same property revenues	11,444	11,093	351	3.2
Same property operating expenses
Property(2)	3,188	3,656	(468)	(12.8)
Real estate taxes and insurance	929	852	77	9.0
Total same property operating expenses	4,117	4,508	(391)	(8.7)
Same Property NOI(1)	$7,327	$6,585	$742	11.3
Reconciliation to total property operating income:
Same Property NOI	$7,327	$6,585
Non-comparable net operating income(2)	96	211
Total property operating income	$7,423	$6,796

	Weighted Average Occupancy For the Three Months Ended March 31,
	2016	2015
Same Properties	92.2%	88.4%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)
Same property revenues exclude termination fee income. Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Maryland properties increased $0.7 million for the three months ended March 31, 2016 compared with the same period in 2015. Total same property revenues increased $0.4 million for the three months ended March 31, 2016 compared with the same period in 2015 due to an increase in occupancy of the Maryland properties. Total same property operating expenses decreased $0.4 million for the three months ended March 31, 2016 compared with the same period in 2015 due to a decrease in snow and ice removal costs, anticipated bad debt reserves and utilities.

Northern Virginia
	Three Months Ended March 31,
(dollars in thousands)	2015	2015	$ Change	% Change
Number of buildings(1)	14	14	—	—
Same property revenues
Rental	$6,947	$6,651	$296	4.5
Tenant reimbursements and other(2)	1,994	1,855	139	7.5
Total same property revenues	8,941	8,506	435	5.1
Same property operating expenses
Property(2)	2,235	2,199	36	1.6
Real estate taxes and insurance	1,017	982	35	3.6
Total same property operating expenses	3,252	3,181	71	2.2
Same Property NOI(1)	$5,689	$5,325	$364	6.8
Reconciliation to total property operating income:
Same Property NOI	$5,689	$5,325
Non-comparable net operating income(2)	2,001	3,176
Total property operating income	$7,690	$8,501

	Weighted Average Occupancy For the Three Months Ended March 31,
	2016	2015
Same Properties	92.0%	88.9%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)
Same property revenues exclude termination fee income. Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)
Includes property results for: the NOVA Non-Core Portfolio, Cedar Hill I and III and Newington Business Park Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Northern Virginia properties increased $0.4 million for the three months ended March 31, 2016 compared with the same period in 2015. Total same property revenues increased $0.4 million for the three months ended March 31, 2016 compared with 2015 due to an increase in occupancy of the Northern Virginia properties. Total same property operating expenses increased $0.1 million for the three months ended March 31, 2016 compared with 2015 due to an increase in anticipated bad debt reserves.

Southern Virginia
	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$6,308	$5,809	$499	8.6
Tenant reimbursements and other(2)	1,205	1,147	58	5.1
Total same property revenues	7,513	6,956	557	8.0
Same property operating expenses
Property(2)	1,856	1,770	86	4.9
Real estate taxes and insurance	614	575	39	6.8
Total same property operating expenses	2,470	2,345	125	5.3
Same Property NOI(1)	$5,043	$4,611	$432	9.4
Reconciliation to total property operating income:
Same Property NOI	$5,043	$4,611
Non-comparable net operating loss(2)	(162)	(84)
Total property operating income	$4,881	$4,527

	Weighted Average Occupancy For the Three Months Ended March 31,
	2016	2015
Same Properties	94.4%	87.3%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)
Same property revenues exclude termination fee income. Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(3)	Includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Southern Virginia properties increased $0.4 million for the three months ended March 31, 2016 compared with 2015. Total same property revenues increased $0.6 million for the three months ended March 31, 2016 compared with the same period in 2015 due to an increase in occupancy of the Southern Virginia properties. Total same property operating expenses increased $0.1 million for the three months ended March 31, 2016 compared with the same period in 2015 primarily due to an increase in service contracts and utilities, which was partially offset by a decrease in snow and ice removal costs.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities (including both internal growth through redevelopment, as well as external growth through acquisitions). As previously disclosed in our Form 10-K for the year ended December 31, 2015, we completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we have begun implementing our previously announced strategic plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values (“the Strategic Plan”). The key action items of the Strategic Plan are as follows:

•	Improve our portfolio composition by disposing of approximately $350 million of non-core assets.

•
Address three large upcoming lease expirations at single-tenant buildings through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland Corporate Center, and the future sale of One Fair Oaks.

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

We have executed on several key components of our previously disclosed Strategic Plan. As of the date of this filing, we have sold over $150 million of non-core assets, including the December 2015 sales of Newington Business Park Center and Cedar Hill I and III. On January 19, 2016, we used the combined proceeds from the sale of Newington Business Park Center and Cedar Hill I and III to redeem 2.2 million 7.750% Series A Preferred Shares, plus accrued dividends through the redemption date. On April 27, 2016, we used the proceeds from the sale of the NOVA Non-Core Portfolio to redeem 3.6 million 7.750% Series A Preferred Shares, plus accrued dividends through the redemption date. As of the date of this filing, we have 0.6 million 7.750% Series A Preferred Shares outstanding, which have a total face value of $15.0 million. In addition, we have focused on reducing our corporate overhead costs. For the three months ended March 31, 2016, our general and administrative expense was $4.6 million compared with $5.5 million for the three months ended March 31, 2015. Even excluding $0.4 million of separation costs recorded in the three months ended March 31, 2015, our general and administrative expense decreased over 10% for the three months ended March 31, 2016 compared with the same period in 2015. Finally, as previously disclosed in connection with our Strategic Plan, on April 26, 2016, we declared a reduction of our dividend by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per share, and which is effective for the dividends declared on April 26, 2016 that will be paid on May 16, 2016 to common shareholders of record as of May 9, 2016.

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

In March 2016, we used proceeds from the NOVA Non-Core Portfolio sale to temporarily pay down a portion of the outstanding balance of our unsecured revolving credit facility, which had an outstanding balance of $101.0 million at March 31, 2016. On April 27, 2016, we borrowed $97.0 million under the unsecured revolving credit facility to redeem 3.6 million 7.750% Series A Preferred Shares, including accrued dividends, and to fund construction costs related to our Northern Virginia development project. As of the date of this filing, we had $198.0 million outstanding and $75.1 million available under the unsecured revolving credit facility. In the next 12 months, we have $66.6 million of consolidated debt maturing, of which $54.2 million can be extended for at least one year at our option. For a list of principal debt balances and their maturity dates, as well as a reconciliation of our borrowings to the net debt balances presented in our consolidated balance sheets, see note 8, Debt.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 18.6% of our annualized cash basis rent is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

We own three single-tenant buildings that have leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, and CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, have leases that are scheduled to expire on July 31, 2016 and December 31, 2016, respectively. While these tenants have not yet formally indicated whether they intend to renew or terminate their respective leases, based on our informal discussions with these tenants, we are proceeding on the assumption that these leases will terminate, though we expect that the Bureau of Prisons will remain in its space for at least the remainder of 2016. As such, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks, gauging new tenant interest to lease these properties and engaging in short-term renewal discussions with the respective tenants, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for the properties. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of March 31, 2016, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, 440 First Street Construction Loan, Northern Virginia Construction Loan and Storey Park Land Loan.

Our continued ability to borrow under the unsecured revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the facility. These debt agreements also contain cross-default provisions that would be triggered if we are in default under other loans, including mortgage loans, in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

Below is a summary of certain financial covenants associated with these debt agreements at March 31, 2016 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan, Construction Loans and Storey Park Land Loan

Covenants	Quarter Ended March 31, 2016	Covenant
Consolidated Total Leverage Ratio(1)	44.9%	≤ 60%
Tangible Net Worth(1)	$948,597	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.35x	≥ 1.50x
Maximum Dividend Payout Ratio	65.8%	≤ 95%

Restricted Indebtedness:
Maximum Secured Debt	21.3%	≤ 40%
Unencumbered Pool Leverage(1)	42.2%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.31x	≥ 1.75x

(1)
These are the only covenants that apply to our 440 First Street Construction Loan, Northern Virginia Construction Loan and Storey Park Land Loan, which are calculated in accordance with the amended, restated and consolidated unsecured revolving credit facility.

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

Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	Change
Net cash provided by operating activities	$13,828	$12,972	$856
Net cash provided by investing activities	68,104	67,421	683
Net cash used in financing activities	(80,310)	(79,030)	(1,280)

Net cash provided by operating activities increased $0.9 million for the three months ended March 31, 2016 compared with the same period in 2015 primarily due to an increase in net operating income, which was due to higher occupancy in our portfolio and a decrease in general and administrative expenses. Additionally, there was a decrease in both accounts receivable and deferred costs for the three months ended March 31, 2016 compared with the same period in 2015. The increase in net cash provided by operating activities was partially offset by a decrease in accounts payable for the three months ended March 31, 2016 compared with the same period in 2015.

Net cash provided by investing activities increased $0.7 million for the three months ended March 31, 2016 compared with the same period in 2015. During the three months ended March 31, 2016, we received aggregate net proceeds of $90.5 million from the sale of the NOVA Non-Core Portfolio. During the three months ended March 31, 2015, we received aggregate net proceeds of $56.9 million from the sale of the Richmond Portfolio, which does not include cash used to prepay the mortgage debt secured by certain properties in the Richmond Portfolio. In addition, during the three months ended March 31, 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The increase in cash provided by investing activities for the three months ended March 31, 2016 was partially offset by a $3.4 million combined increase in cash used for construction activities and additions to rental property and furniture fixtures and equipment, which was primarily driven by costs incurred for the 167,000 square foot build-to-suit building in Northern Virginia, as well as costs incurred for a major renovation project at 1401 K Street, NW.

Net cash used in financing activities decreased $1.3 million for the three months ended March 31, 2016 compared with the same period in 2015. We repaid $93.1 million of outstanding debt and issued $80.2 million of debt during the three months ended March 31, 2016 compared with the repayment of $79.6 million of outstanding debt and the issuance of $13.0 million of debt during the three months ended March 31, 2015. In addition, we used aggregate cash from the sales of Newington Business Park Center and Cedar Hill I and III in December 2015 to redeem 2.2 million 7.750% Series A Preferred Shares with a total face value of $55.0 million during the three months ended March 31, 2016.

Contractual Obligations

As of March 31, 2016, we had contractual construction in progress obligations, which included amounts accrued at March 31, 2016, of $5.6 million. The amount of contractual construction in progress obligations are primarily related to the completion of development activities for the build-to-suit building in our Northern Virginia reporting segment. As of March 31, 2016, we had contractual rental property and furniture, fixtures and equipment obligations of $21.5 million outstanding, which included amounts accrued at March 31, 2016. The amount of contractual rental property and furniture, fixtures and equipment obligations at March 31, 2016 included significant tenant improvement costs for the lease at the build-to-suit building in our Northern Virginia reporting segment and included significant capital improvements costs related to a major renovation project at 1401 K Street, NW in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of March 31, 2016, we remained liable to those local municipalities for $2.5 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of March 31, 2016.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of March 31, 2016, owned 100% of the preferred interest and 95.7% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests that are owned by unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of our Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal

Revenue Code of 1986, as amended; and (iv) such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “—Financial Covenants” above for additional information regarding the financial covenants, as well as “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Dividends

On January 26, 2016, we declared a dividend of $0.15 per common share, equating to an annualized dividend of $0.60 per common share. The dividend was paid on February 16, 2016 to common shareholders of record as of February 9, 2016. We also declared a dividend of $0.484375 per share on our 7.750% Series A Preferred Shares. The dividend was paid on February 16, 2016 to preferred shareholders of record as of February 9, 2016.

On April 26, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend will be paid on May 16, 2016 to common shareholders of record as of May 9, 2016. We also declared a dividend of $0.484375 per share on our 7.750% Series A Preferred Shares. The dividend will be paid on May 16, 2016 to preferred shareholders of record as of May 9, 2016.

Funds From Operations

FFO, which is a non-GAAP measure used by many investors and analysts that follow the public real estate industry, represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of rental property and impairments of rental property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We also exclude from our FFO calculation, the impact related to third parties from our consolidated joint venture. FFO available to common shareholders is calculated as FFO less accumulated dividends on our preferred shares for the applicable periods presented.

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

Our presentation of FFO in accordance with NAREIT’s definition should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net income attributable to common shareholders to FFO and FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to First Potomac Realty Trust	$46	$604
Less: Dividends on preferred shares	(2,248)	(3,100)
Less: Issuance costs of redeemed preferred shares(1)	(1,904)	—
Net loss attributable to common shareholders	(4,106)	(2,496)
Add: Depreciation and amortization:
Rental property	15,006	16,335
Discontinued operations	—	1,222
Unconsolidated joint ventures	881	1,011
Loss (gain) on sale of rental property(2)	1,155	(857)
Net loss attributable to noncontrolling interests in the Operating Partnership	(133)	(112)
FFO available to common shareholders and unitholders	12,803	15,103
Dividends on preferred shares	2,248	3,100
Issuance costs of redeemed preferred shares(1)	1,904	—
FFO	$16,955	$18,203
Weighted average common shares and Operating Partnership units outstanding – diluted	60,234	60,986

(1)	Represents the original issuance costs associated with the 2.2 million 7.750% Series A Preferred Shares that were redeemed during the first quarter of 2016.

(2)
Includes gain and losses on the sale of properties that are classified within continuing operations and gains and losses on the sale of properties that are classified within discontinued operations in our consolidated statements of operations. For more information, see note 7, Dispositions.

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

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. In the normal course of business, we are exposed to the effect of interest rate changes. We have historically entered into derivative agreements to mitigate our exposure to unexpected changes in interest. Market risk refers to the risk of loss from adverse changes in market interest rates. We periodically use derivative financial instruments to seek to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We intend to enter into derivative agreements only with counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency.

We had $719.3 million of gross debt outstanding at March 31, 2016, of which $247.7 million was fixed-rate debt and $300.0 million was hedged variable-rate debt. The remainder of our gross debt, $171.6 million, was unhedged variable-rate debt that consisted of $101.0 million under the unsecured revolving credit facility, a $22.0 million outstanding balance under the Storey Park Land Loan, a $32.2 million outstanding balance under the 440 First Street Construction Loan and a $16.4 million outstanding balance under the Northern Virginia Construction Loan. At March 31, 2016, both the Storey Park Land Loan and the 440 First Street Construction Loan had a contractual interest rate of LIBOR plus 2.50%, and the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At March 31, 2016, LIBOR was 0.44%. A change in interest rates of 100 basis points would result in an increase or decrease of $1.7 million in interest expense on our unhedged variable rate debt on an annualized basis.

In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. Our gross debt balances exclude a total of $7.6 million and $8.0 million of unamortized deferred financing costs at March 31, 2016 and December 31, 2015, respectively

The table below summarizes our interest rate swap agreements as of March 31, 2016 (dollars in thousands):

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of March 31, 2016, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of March 31, 2016, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the three months ended March 31, 2016. During the three months ended March 31, 2016, 38,539 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

The following table summarizes all of our common share repurchases during the first quarter of 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs(3)
January 1, 2016 through January 31, 2016	—	$—	—	4,075,802
February 1, 2016 through February 29, 2016	14,650	8.34	—	4,075,802
March 1, 2016 through March 31, 2016	—	—	—	4,075,802
Total	14,650	$8.34	—	4,075,802

(1)
The shares repurchased during the three months ended March 31, 2016 relate to the surrender of common shares owned by certain employees in order to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

(2)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

(3)
In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During the quarter ended March 31, 2016, we did not repurchase any common shares under the share repurchase program. As of the date of this filing, we are authorized to repurchase an additional 4.1 million of our common shares through July 2016.

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

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).
3.5	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Registration No. 333-107172) filed on October 29, 2015).
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

10.1†
Employment Agreement, dated January 13, 2016, by and between First Potomac Realty Investment Limited Partnership, the Company and Robert Milkovich (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 19, 2016 (File No. 001-31824)).

10.2†
Employment Agreement, dated January 13, 2016, by and between First Potomac Realty Investment Limited Partnership, the Company and Samantha Sacks Gallagher (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2016 (File No. 001-31824)).

10.3†
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

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: April 28, 2016	/s/ Robert Milkovich
Robert Milkovich
President, Chief Executive Officer and Chief Operating Officer

Date: April 28, 2016	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President, Chief Financial Officer and Treasurer