Form 10-Q
period 2016-06-30
FIRST POTOMAC REALTY TRUST
filed 2016-07-29
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 27, 2016, there were 58,129,464 common shares, par value $0.001 per share, outstanding.

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

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Rental property, net	$1,085,108	$1,130,266
Assets held-for-sale	55,144	90,674
Cash and cash equivalents	13,703	13,527
Escrows and reserves	2,220	2,514
Accounts and other receivables, net of allowance for doubtful accounts of $908 and $876, respectively	6,377	9,868
Accrued straight-line rents, net of allowance for doubtful accounts of $316 and $105, respectively	39,482	36,888
Notes receivable	—	34,000
Investment in affiliates	48,715	48,223
Deferred costs, net	36,416	36,537
Prepaid expenses and other assets	4,608	6,950
Intangible assets, net	28,273	32,959
Total assets	$1,320,046	$1,442,406
Liabilities:
Mortgage loans, net	$309,879	$307,769
Unsecured term loan, net	299,339	299,404
Unsecured revolving credit facility, net	144,159	116,865
Liabilities held-for-sale	24,493	1,513
Accounts payable and other liabilities	38,041	47,972
Accrued interest	1,448	1,603
Rents received in advance	6,780	6,003
Tenant security deposits	5,080	4,982
Deferred market rent, net	1,966	2,154
Total liabilities	831,185	788,265

Noncontrolling interests in the Operating Partnership	26,290	28,813
Equity:
Preferred Shares, $0.001 par value per share, 50,000 shares authorized;
7.750% Series A Preferred Shares, $25 per share liquidation preference, 600 and 6,400 shares issued and outstanding, respectively	15,000	160,000
Common shares, $0.001 par value per share, 150,000 shares authorized; 58,129 and 57,718 shares issued and outstanding, respectively	58	58
Additional paid-in capital	914,311	907,220
Noncontrolling interests in a consolidated partnership	690	800
Accumulated other comprehensive loss	(2,992)	(2,360)
Dividends in excess of accumulated earnings	(464,496)	(440,390)
Total equity	462,571	625,328
Total liabilities, noncontrolling interests and equity	$1,320,046	$1,442,406
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental	$31,554	$34,844	$65,398	$69,224
Tenant reimbursements and other	6,939	8,195	15,792	17,664
Total revenues	38,493	43,039	81,190	86,888
Operating expenses:
Property operating	8,543	10,661	20,080	23,775
Real estate taxes and insurance	4,920	4,811	10,136	9,854
General and administrative	4,305	4,979	8,884	10,505
Depreciation and amortization	15,141	16,817	30,147	33,151
Impairment of rental property	2,772	—	2,772	—
Total operating expenses	35,681	37,268	72,019	77,285
Operating income	2,812	5,771	9,171	9,603
Other expenses (income)
Interest expense	6,568	6,725	13,384	13,633
Interest and other income	(1,101)	(974)	(2,104)	(4,802)
Equity in earnings of affiliates	(663)	(456)	(1,219)	(803)
Loss on sale of rental property	—	—	1,155	—
Loss on debt extinguishment	—	—	48	—
Total other expenses (income)	4,804	5,295	11,264	8,028
(Loss) income from continuing operations	(1,992)	476	(2,093)	1,575
Discontinued operations:
Loss from operations	—	—	—	(975)
Loss on debt extinguishment	—	—	—	(489)
Gain on sale of rental property	—	—	—	857
Loss from discontinued operations	—	—	—	(607)
Net (loss) income	(1,992)	476	(2,093)	968
Less: Net loss attributable to noncontrolling interests	390	114	537	227
Net (loss) income attributable to First Potomac Realty Trust	(1,602)	590	(1,556)	1,195
Less: Dividends on preferred shares	(794)	(3,100)	(3,042)	(6,200)
Less: Issuance costs of redeemed preferred shares	(3,095)	—	(4,999)	—
Net loss attributable to common shareholders	$(5,491)	$(2,510)	$(9,597)	$(5,005)
Basic and diluted earnings per common share:
Loss from continuing operations attributable to common shareholders	$(0.10)	$(0.04)	$(0.17)	$(0.08)
Loss from discontinued operations attributable to common shareholders	—	—	—	(0.01)
Net loss attributable to common shareholders	$(0.10)	$(0.04)	$(0.17)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	57,577	58,280	57,559	58,241
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Income)
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1,992)	$476	$(2,093)	$968
Unrealized gain on derivative instruments	350	748	505	397
Unrealized loss on derivative instruments	(148)	—	(1,165)	(725)
Total comprehensive (loss) income	(1,790)	1,224	(2,753)	640
Net loss attributable to noncontrolling interests	390	114	537	227
Net (gain) loss from derivative instruments attributable to noncontrolling interests	(9)	(32)	28	14
Comprehensive (loss) income attributable to First Potomac Realty Trust	$(1,409)	$1,306	$(2,188)	$881
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(2,093)	$968
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	—	(857)
Depreciation and amortization	—	1,222
Depreciation and amortization	30,713	33,693
Stock based compensation	994	1,531
Bad debt expense	371	394
Amortization of deferred market rent	155	77
Amortization of financing costs and discounts	791	665
Equity in earnings of affiliates	(1,219)	(803)
Distributions from investments in affiliates	726	632
Impairment of rental property	2,772	—
Loss on sale of rental property	1,155	—
Changes in assets and liabilities:
Escrows and reserves	73	281
Accounts and other receivables	3,166	(1,555)
Accrued straight-line rents	(2,953)	(4,583)
Prepaid expenses and other assets	1,604	1,051
Tenant security deposits	(650)	(509)
Accounts payable and accrued expenses	(1,211)	2,123
Accrued interest	(102)	(63)
Rents received in advance	238	(1,330)
Deferred costs	(2,651)	(4,833)
Total adjustments	33,972	27,136
Net cash provided by operating activities	31,879	28,104
Cash flows from investing activities:
Proceeds from sale of rental property	90,501	56,943
Principal payments from note receivable	34,000	29,720
Change in escrow and reserve accounts	221	176
Additions to rental property and furniture, fixtures and equipment	(30,953)	(23,760)
Additions to construction in progress	(10,586)	(7,565)
Contributions to investment in affiliates	—	(405)
Net cash provided by investing activities	83,183	55,109
Cash flows from financing activities:
Financing costs	(309)	(108)
Issuance of debt	201,408	26,000
Repayments of debt	(151,036)	(84,883)
Dividends to common shareholders	(14,511)	(17,611)
Dividends to preferred shareholders	(4,442)	(6,200)
Distributions to consolidated joint venture partners	—	(96)
Distributions to noncontrolling interests	(651)	(788)
Redemption of preferred shares	(145,000)	—
Redemption of operating partnership units	(345)	(134)
Proceeds from stock option exercises	—	19
Net cash used in financing activities	(114,886)	(83,801)
Net increase (decrease) in cash and cash equivalents	176	(588)
Cash and cash equivalents, beginning of period	13,527	13,323
Cash and cash equivalents, end of period	$13,703	$12,735

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the six months ended June 30, is as follows (dollars in thousands):

	2016	2015
Cash paid for interest, net	$12,432	$12,877
Non-cash investing and financing activities:
Value of common shares retired to settle employee income tax obligations	137	454
Change in fair value of the outstanding common Operating Partnership units	(1,072)	(1,783)
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(1,049)	(967)
Additions to development and redevelopment	(4,853)	3,266

Cash paid for interest on indebtedness is net of capitalized interest of $0.5 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

Certain of our employees surrendered common shares owned by them valued at $0.1 million and $0.5 million during the six months ended June 30, 2016 and 2015, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”), are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At June 30, 2016 and 2015, we recorded adjustments of $3.2 million and $3.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

As of June 30, 2016 and 2015, we accrued $8.8 million and $8.3 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. At June 30, 2016 and 2015, we accrued $0.9 million and $4.6 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

We conduct our business through our Operating Partnership. We are the sole general partner of, and, as of June 30, 2016, owned 100% of the preferred interest and 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At June 30, 2016, we wholly owned or had a controlling interest in properties totaling 6.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development, including 0.7 million square feet related to Storey Park, which was classified as held-for-sale on our consolidated balance sheet at June 30, 2016 and was sold on July 25, 2016. Our consolidated properties were 93.1% occupied by 385 tenants at June 30, 2016. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at June 30, 2016, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of June 30, 2016, our largest tenant was the U.S. Government, which accounted for 12.5% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 24.2% of our total annualized cash basis rent as of June 30, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

Our unaudited condensed consolidated financial statements include our accounts and the accounts of our Operating Partnership, which we consider to be a variable interest entity (“VIE”), and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes First Potomac Management, LLC, a wholly-owned subsidiary that manages the majority of our properties. All intercompany balances and transactions have been eliminated in consolidation.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of June 30, 2016 and the results of our operations, our comprehensive loss and our cash flows for the three and six months ended June 30, 2016 and 2015. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year, as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

(b) Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires our management team to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Estimates include the amount of accounts receivable that may be uncollectible, future cash flows, discount and capitalization rate assumptions used to fair value acquired properties and to test impairment of certain long-lived assets and goodwill, derivative valuations, market lease rates, lease-up periods, leasing and tenant improvement costs used to fair value intangible assets acquired and probability weighted cash flow analysis used to fair value contingent liabilities. Actual results could differ from those estimates.

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

We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a binding contract pursuant to which the buyer has significant money at risk, or high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash, and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three and six months ended June 30, 2016 and 2015. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. During the second quarter of 2016, we received the full repayment of a mezzanine loan with an outstanding principal balance of $34.0 million. We did not have any notes receivable outstanding at June 30, 2016. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during the six months ended June 30, 2015.

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

We evaluated the application of ASU 2015-02 and concluded that no change was required to our accounting for any of our interests in less than wholly owned joint ventures. We continued to consolidate our joint venture in Storey Park, which was sold on July 25, 2016, as described in note 12(b), Noncontrolling Interests in a Consolidated Partnership, as it continued to meet the definition and certain criteria as a VIE in which we were considered to be the primary beneficiary.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2016 and early adoption is permitted. ASU 2016-09 permits the use of the cumulative-effect and prospective methods. While we are currently evaluating the impact of this standard and whether we will elect to early adopt the standard, we do not believe this standard will have a material impact on our consolidated financial statements or related disclosures.

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

The following table sets forth the computation of our basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per common share:
(Loss) income from continuing operations	$(1,992)	$476	$(2,093)	$1,575
Loss from discontinued operations	—	—	—	(607)
Net (loss) income	(1,992)	476	(2,093)	968
Less: Net loss from continuing operations attributable to noncontrolling interests	390	114	537	201
Less: Net loss from discontinued operations attributable to noncontrolling interests	—	—	—	26
Net (loss) income attributable to First Potomac Realty Trust	(1,602)	590	(1,556)	1,195
Less: Dividends on preferred shares	(794)	(3,100)	(3,042)	(6,200)
Less: Issuance costs of redeemed preferred shares (1)	(3,095)	—	(4,999)	—
Net loss attributable to common shareholders	(5,491)	(2,510)	(9,597)	(5,005)
Less: Allocation to participating securities	(53)	(69)	(126)	(142)
Net loss attributable to common shareholders	$(5,544)	$(2,579)	$(9,723)	$(5,147)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding:
Basic and diluted	57,577	58,280	57,559	58,241
Basic and diluted earnings per common share:
Loss from continuing operations attributable to common shareholders	$(0.10)	$(0.04)	$(0.17)	$(0.08)
Loss from discontinued operations attributable to common shareholders	—	—	—	(0.01)
Net loss attributable to common shareholders	$(0.10)	$(0.04)	$(0.17)	$(0.09)

(1)
Represents the original issuance costs associated with the redemption of 3.6 million and 5.8 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares during the three and six months ended June 30, 2016, respectively.

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock option awards	982	1,046	1,000	1,069
Non-vested share awards	489	405	505	450
	1,471	1,451	1,505	1,519

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	June 30, 2016(1)	December 31, 2015(2)
Land and land improvements	$279,163	$280,149
Buildings and improvements	800,647	793,184
Construction in progress	45,085	97,361
Tenant improvements	191,654	168,946
Furniture, fixtures and equipment	398	410
	1,316,947	1,340,050
Less: accumulated depreciation	(231,839)	(209,784)
	$1,085,108	$1,130,266

(1) Excludes rental property totaling $55.1 million at June 30, 2016 related to Storey Park, which was classified as held-for-sale at June 30, 2016 and was sold on July 25, 2016.
(2) Excludes rental property totaling $90.6 million at December 31, 2015 related to the NOVA Non-Core Portfolio (as defined in note 7, Dispositions), which was classified as held-for-sale at December 31, 2015 and was sold on March 25, 2016.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2016, we owned developable land that can accommodate 1.3 million square feet of additional building space, of which 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment. The 0.7 million square feet of developable land in the Washington, D.C. reporting segment primarily relates to Storey Park, which was sold on July 25, 2016.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building (the “NOVA build-to-suit”) in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We substantially completed construction of the new building in March 2016 and expect to complete the construction of the tenant improvements in the third quarter of 2016. At June 30, 2016, none of the completed development space was placed in-service. Our total investment in the development project, excluding tenant improvements and leasing commission costs, was $34.6 million as of June 30, 2016, which related to the completion of the building and included the original cost basis of the applicable portion of the vacant land of $5.2 million.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which can accommodate up to 712,000 square feet. On July 25, 2016, our consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. In June 2016, we recorded a $2.8 million impairment charge based on the sales price, less estimated selling costs. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we began marketing the property for sale.

During the second quarter of 2016, we did not place in-service any completed development or redevelopment space. At June 30, 2016, other than the new building at the NOVA build-to-suit, we had no completed development or redevelopment space that had yet to be placed in-service.

(5) Notes Receivable

On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that was secured by a portion of the owners’ interest in the property and had an outstanding balance of $34.0 million. The loan required monthly interest-only payments and had a fixed interest rate of 9.75%. The mezzanine loan was scheduled to mature on April 1, 2017 and had been prepayable since December 21, 2015. In addition to the prepayment of the loan's entire principal balance, we received interest through June 24, 2016 and an exit fee upon the loan's prepayment. We recognized $0.2 million of accelerated income in the second quarter of 2016 related to the payment of the exit fee, which is reflected in “Interest and other income” on our consolidated statement of operations for the three and six months ended June 30, 2016. We used the proceeds from the prepayment of the note receivable to redeem the outstanding 0.6 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”) and to pay down a portion of our unsecured revolving credit facility.

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The loan had a fixed-interest rate of 9.0% and was scheduled to mature on May 1, 2016. We received a yield maintenance payment of $2.4 million with the prepayment of the loan, which is reflected within “Interest and other income” on our consolidated statement of operations for the six months ended June 30, 2015.

We recorded interest income related to our notes receivable of $0.8 million and $1.6 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $2.0 million for the three and six months ended June 30, 2015, respectively, which is included within “Interest and other income” on our consolidated statements of operations.

(6) Investment in Affiliates

We own an interest in several joint ventures that own properties. We do not control the activities that are most significant to the joint ventures. As a result, the assets, the liabilities and the operating results of these noncontrolled joint ventures are not consolidated within our unaudited condensed consolidated financial statements. Our investments in these joint ventures are recorded as “Investment in affiliates” on our consolidated balance sheets. Our investment in affiliates consisted of the following (dollars in thousands):

	Reporting Segment	Ownership Interest	Investment at June 30, 2016	Investment at December 31, 2015
Prosperity Metro Plaza	Northern Virginia	51%	$25,678	$24,909
1750 H Street, NW	Washington, D.C.	50%	14,870	15,168
Aviation Business Park	Maryland	50%	5,847	5,899
Rivers Park I and II(1)	Maryland	25%	2,320	2,247
			$48,715	$48,223

(1) Rivers Park I and Rivers Park II are owned through two separate joint ventures.

The following table provides a summary of the mortgage debt held by our unconsolidated joint ventures (dollars in thousands):

	FPO Ownership	Effective Interest Rate	Maturity Date	Principal Balance at June 30, 2016(1)	Principal Balance at December 31, 2015(1)
Rivers Park I and II(2)	25%	LIBOR + 1.90%(3)	September 2017	$28,000	$28,000
1750 H Street, NW(4)	50%	3.92%	August 2024	32,000	32,000
Prosperity Metro Plaza(5)	51%	3.91%	December 2029	50,000	50,000
Weighted Average / Total		3.52%		$110,000	$110,000

(1)	Reflects the entire balance of the debt secured by the properties, not our portion of the debt.

(2)
The loan is repayable in full, without penalty, at any time during the term of the loan. Of the outstanding principal balance, $2.8 million is recourse to us. We believe the fair value of the potential liability to us related to the recourse debt is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(3)	At June 30, 2016, LIBOR was 0.47%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(4)	The loan requires interest-only payments with a constant interest rate over the life of the loan. The loan is repayable in full, without penalty, on or after August 1, 2021.

(5)
The loan requires interest-only payments through December 2024, at which time the loan requires principal and interest payments through its maturity date. The loan is repayable in full without penalty on or after June 1, 2029.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Assets:
Rental property, net	$191,068	$193,243
Cash and cash equivalents	7,493	5,992
Other assets	17,775	16,490
Total assets	216,336	215,725
Liabilities:
Mortgage loans, net(1)(2)	109,322	109,273
Other liabilities	6,665	7,214
Total liabilities	115,987	116,487
Net assets	$100,349	$99,238

(1)
Of the total mortgage debt that encumbers our unconsolidated properties, $2.8 million is recourse to us. We believe the fair value of the potential liability to us under this guaranty is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(2)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. Mortgage loans, net at both June 30, 2016 and December 31, 2015 included $0.7 million of unamortized deferred financing costs.

Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in earnings of affiliates.” The following table summarizes the results of operations of our unconsolidated joint ventures for the periods presented, which, due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures, may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$6,240	$6,063	$12,529	$12,230
Total operating expenses	(1,814)	(1,756)	(3,980)	(3,912)
Net operating income	4,426	4,307	8,549	8,318
Depreciation and amortization	(2,006)	(2,287)	(3,972)	(4,536)
Interest expense, net	(997)	(975)	(1,989)	(1,948)
Net income	$1,423	$1,045	$2,588	$1,834

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, which are reflected within “Tenant reimbursements and other revenues” on our consolidated statements of operations.

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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this note 7, Dispositions, we did not dispose of or enter into any agreements to sell any other properties during the three and six months ended June 30, 2016 and 2015.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions or held-for-sale properties whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

Property	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Storey Park(1)	Washington, D.C.	7/25/2016	Land	-	$52,700
NOVA Non-Core Portfolio(2)	Northern Virginia	3/25/2016	Various	945,745	90,501
Cedar Hill I and III	Northern Virginia	12/23/2015	Office	102,632	25,939
Newington Business Park Center	Northern Virginia	12/17/2015	Industrial	255,600	31,409
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956

(1)	Storey Park was classified as held-for-sale at June 30, 2016. This development site could have supported 712,000 square feet of rentable square feet.

(2)
Consists of Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”).

On July 25, 2016, we sold Storey Park, a development site located in our Washington, D.C reporting segment that was 97% owned by us through a consolidated joint venture, for net proceeds of $52.7 million. At June 30, 2016, Storey Park met our held-for-sale criteria and, therefore, the assets of the property were classified within “Assets held-for-sale” and the liabilities of the property were classified within “Liabilities-held-for-sale” on our consolidated balance sheet. The $55.1 million of assets classified within “Assets held-for-sale” at June 30, 2016 primarily consisted of the original cost basis of the land, which was $43.3 million.

The majority of the costs in excess of the original cost basis related to architectural fees and site preparation costs, as well as capitalized interest and taxes. “Liabilities held-for-sale” at June 30, 2016 consisted of a $22.0 million loan encumbering the land (the “Storey Park Land Loan”) and $2.5 million of other accrued liabilities. We used the proceeds from the sale to prepay, without penalty, the Storey Park Land Loan, to make a distribution to our 3% joint venture partner for their allocable share of the joint venture’s net assets and to pay down a portion of the outstanding balance of our unsecured revolving credit facility.

At December 31, 2015, the NOVA Non-Core Portfolio met our held-for-sale criteria and, therefore, the assets of the buildings were classified within “Assets held-for-sale” and the liabilities of the buildings, which included one mortgage that was defeased in March 2016, were classified within “Liabilities held-for-sale” on our consolidated balance sheet. The majority of the assets classified within assets held-for-sale as of December 31, 2015 consisted of $25.2 million in land and land improvements, $88.0 million in buildings and building improvements, $14.4 million in tenant improvements and $37.0 million of accumulated depreciation. Assets held-for-sale also consisted of immaterial amounts of accrued straight-line rents, net of allowance for doubtful accounts, deferred costs, net of accumulated amortization, and prepaid expenses and other assets.

The following table summarizes the aggregate results of operations for the disposed or held-for-sale properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$5,537	$3,366	$11,655
Property operating expenses	(221)	(1,999)	(1,849)	(4,553)
Depreciation and amortization	—	(1,880)	(114)	(3,792)
Interest expense	(208)	(203)	(392)	(412)
Loss on debt extinguishment	—	—	(48)	—
Impairment of rental property(1)	(2,772)	—	(2,772)	—
(Loss) income from operations of disposed property	(3,201)	1,455	(1,809)	2,898
Loss on sale of rental property(2)	—	—	(1,155)	—
Net (loss) income from continuing operations	$(3,201)	$1,455	$(2,964)	$2,898
(1) During the second quarter of 2016, we recorded an impairment charge related to Storey Park based on the anticipated sales price less estimated selling costs. The property was sold on July 25, 2016.
(2) During the first quarter of 2016, we recorded a $1.2 million loss on the sale of the NOVA Non-Core Portfolio.

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
 (1) Consists of Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (collectively, the “Richmond Portfolio”).

With the sale of our Richmond Portfolio, we no longer owned any properties in the Richmond, Virginia area and had strategically exited the Richmond market. As such, the operating results of the Richmond Portfolio are reflected within discontinued operations in our consolidated statement of operations for the six months ended June 30, 2015. No disposed properties qualified as discontinued operations for the three or six months ended June 30, 2016 or the three months ended June 30, 2015.

The following table summarizes the results of operations of properties included in discontinued operations for the six months ended June 30, 2015 (dollars in thousands):

2015
Revenues	$877
Loss from operations, before taxes(1)	(975)
Loss on debt extinguishment	(489)
Gain on sale of rental property	857

(1)	For the first quarter of 2015, we accelerated $2.0 million of unamortized straight-line rents, deferred rent abatements and leasing commissions related to the sale of the Richmond Portfolio.
(8) Debt

Our debt consisted of the following (dollars in thousands):

	June 30, 2016(1)(2)	December 31, 2015(1)(2)
Mortgage loans, net, effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(3)(4)	$309,879	$307,769
Unsecured term loan, net, effective interest rates ranging from LIBOR plus 1.30% to LIBOR plus 1.60%, with staggered maturity dates ranging from December 2020 to December 2022(3)	299,339	299,404
Unsecured revolving credit facility, net, effective interest rate of LIBOR plus 1.35%, maturing December 2019(3)	144,159	116,865
Total	$753,377	$724,038

(1)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis. The balances include a total of $7.1 million and $8.0 million of unamortized deferred financing costs at June 30, 2016 and December 31, 2015, respectively.

(2)
Excludes $22.0 million and $0.2 million of mortgage debt that was classified within “Liabilities held-for-sale” on our consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively. See note 7, Dispositions, for further discussion.

(3)	At June 30, 2016, LIBOR was 0.47%.

(4)	Includes two construction loans and a land loan.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt, which includes two construction loans and a land loan (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	June 30, 2016	December 31, 2015
Storey Park Land Loan(1)(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	$—	$22,000
Hillside I and II	5.75%	4.62%		December 2016	12,256	12,368
440 First Street, NW Construction Loan(1)(3)	LIBOR + 2.50%	LIBOR + 2.50%		May 2017	32,216	32,216
Redland Corporate Center Buildings II and III	4.20%	4.64%		November 2017	63,885	64,543
Northern Virginia Construction Loan(1)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	34,583	9,176
840 First Street, NE	5.72%	6.01%		July 2020	35,550	35,888
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,441	3,526
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	28,810	29,110
1401 K Street, NW	4.80%	4.93%		June 2023	35,894	36,224
11 Dupont Circle, NW	4.05%	4.22%		September 2030	66,780	66,780
Principal balance		4.33%	(4)		313,415	311,831
Unamortized fair value adjustments					77	172
Unamortized deferred financing costs(5)					(3,613)	(4,234)
Total balance, net					$309,879	$307,769

Debt Classified within Liabilities-Held-for-Sale
Storey Park Land Loan(1)(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	22,000	—
Gateway Centre Manassas Building I(6)	7.35%	5.88%		November 2016	—	212
Unamortized fair value adjustments					—	1
Total balance, net					$22,000	$213

(1)	At June 30, 2016, LIBOR was 0.47%.

(2)
The Storey Park Land Loan encumbers Storey Park and was entered into by our 97% owned consolidated joint venture that owned Storey Park. At June 30, 2016, $6.0 million of the outstanding principal balance and all of the outstanding accrued interest was recourse to us, per the terms of the loan agreement. The Storey Park Land Loan was classified within “Liabilities held-for-sale” on our June 30, 2016 consolidated balance sheet. In July 2016, our consolidated joint venture sold Storey Park and the Storey Park Land Loan was concurrently repaid with proceeds from the sale.

(3)
This construction loan (the “440 First Street, NW Construction Loan”) is collateralized by 440 First Street, NW. In May 2016, we extended the maturity date one year to May 30, 2017. We can repay all or a portion of the construction loan, without penalty, at any time during the term of the loan. At June 30, 2016, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us.

(4)	Represents the weighted average interest rate.

(5)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis.

(6)
The mortgage loan that encumbered Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and sold on March 25, 2016, was classified within “Liabilities held-for-sale” on our December 31, 2015 consolidated balance sheet. In February 2016, we used $0.2 million in available cash to defease the outstanding balance of the mortgage loan.

Northern Virginia Construction Loan

On September 1, 2015, we entered into a construction loan (the “Northern Virginia Construction Loan”) that is collateralized by the NOVA build-to-suit, which is currently in development in Northern Virginia. We completed construction of the new building in the first quarter of 2016 and expect to complete the construction of the tenant improvements in the third quarter of 2016. The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $34.6 million as of June 30, 2016. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan.

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

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at June 30, 2016 (dollars in thousands):

	Maturity Date	Amount(1)	Interest Rate(2)
Tranche A	December 2020	$100,000	LIBOR, plus 130 basis points
Tranche B	June 2021	100,000	LIBOR, plus 130 basis points
Tranche C	December 2022	100,000	LIBOR, plus 160 basis points
Total		$300,000

(1)
Excludes $0.7 million of unamortized deferred financing costs that are deducted from our total unsecured term loan balance in the June 30, 2016 consolidated balance sheet in accordance with ASU 2015-03, which we adopted in the first quarter of 2016.

(2)	At June 30, 2016, LIBOR was 0.47%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 8(d), Debt – Financial Covenants.

In March 2016, we sold the NOVA Non-Core Portfolio for net proceeds of $90.5 million, which we used to temporarily pay down our unsecured revolving credit facility while we gave 30 days’ notice to our preferred shareholders of our intention to redeem an additional 3.6 million 7.750% Series A Preferred Shares (which were subsequently redeemed on April 27, 2016). During the three months ended June 30, 2016, we borrowed $103.0 million under the unsecured revolving credit facility, $90.0 million of which was used to fund the 7.750% Series A Preferred Share redemption that we announced upon the sale of the NOVA Non-Core Portfolio and $13.0 million of which was used to fund construction at the NOVA build-to-suit and for general corporate purposes.

During the three months ended June 30, 2016, we repaid $57.0 million of the outstanding balance under the unsecured revolving credit facility. In June 2016, we used $34.0 million of the proceeds from the prepayment of the 950 F Street, NW mezzanine loan to pay down a portion of the outstanding balance of our unsecured revolving credit facility while we gave 30 days’ notice to our preferred shareholders of our intention to redeem the remaining 0.6 million 7.750% Series A Preferred Shares. Also, in June 2016, we used an $18.0 million draw on the Northern Virginia Construction Loan and $5.0 million of available cash to repay a portion of the outstanding balance under the unsecured revolving credit facility. On July 6, 2016, we borrowed $15.0 million under the unsecured revolving credit facility to fund the redemption of the remaining 0.6 million 7.750% Series A Preferred Shares that we had announced upon the prepayment of the 950 F Street, NW mezzanine loan. On July 25, 2016, we repaid $27.0 million of the outstanding balance under the unsecured revolving credit facility using a portion of the proceeds from the Storey Park sale.

For the three and six months ended June 30, 2016, our weighted average borrowings under the unsecured revolving credit facility were $162.3 million and $165.9 million, respectively, with a weighted average interest rate of 1.8% and 1.9%, respectively, compared with weighted average borrowings of $149.4 million and $171.3 million for the three and six months ended June 30, 2015, respectively, with a weighted average interest rate of 1.9% for both periods in 2015. Our maximum outstanding borrowings were $204.0 million for both the three and six months ended June 30, 2016, compared with $156.0 million and $218.0 million for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, outstanding borrowings under the unsecured revolving credit facility were $147.0 million with a weighted average interest rate of 1.8%. Our outstanding borrowings under the unsecured revolving credit facility do not include $2.8 million of unamortized deferred financing costs that are deducted from the facility’s balance in the June 30, 2016 consolidated balance sheet in accordance with ASU 2015-03, which we adopted in the first quarter of 2016. At June 30, 2016, LIBOR was 0.47% and the applicable spread on our unsecured revolving credit facility was 135 basis points. As of the date of this filing, we had $135.0 million outstanding and $161.1 million available capacity under the unsecured revolving credit facility. We are required to pay a commitment fee at an annual rate of 0.15% of the unused capacity if our usage exceeds 50% of our total capacity under the revolving credit facility, or 0.25% if our usage does not exceed 50%.

(c) Interest Rate Swap Agreements

At June 30, 2016, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. See note 9, Derivative Instruments, for more information about our interest rate swap agreements. In July 2016, two swap agreements that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of variable rate debt expired.

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

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2016, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, the 440 First Street, NW Construction Loan, the Northern Virginia Construction Loan and the Storey Park Land Loan.

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at June 30, 2016, beginning on August 14, 2016, the applicable interest rate spreads on the unsecured revolving credit facility and tranches A and B of the unsecured term loan will increase by 15 basis points and the applicable interest rate spread on tranche C of the unsecured term loan will increase by 20 basis points.

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

At June 30, 2016, we had eleven interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.5%, on $300.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016(1)	$35,000	LIBOR	1.754%
July 2016(1)	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

(1) The swap agreements expired on July 18, 2016.

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” on our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the six months ended June 30, 2016 and 2015.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive losses as an increase to interest expense of $0.8 million and $1.6 million for the three and six months ended June 30, 2016, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we estimated that $2.3 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Balance at June 30, 2016	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$55,138	$—	$55,138	$—
Recurring Measurements:
Derivative instrument-swap liabilities	3,158	—	3,158	—
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$104,625	$—	$90,625	$14,000
Recurring Measurements:
Derivative instrument-swap liabilities	2,491	—	2,491	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2016 and 2015. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the six months ended June 30, 2016 and 2015.

Impairment of Rental Property

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

On July 25, 2016, we sold Storey Park, a development site located in our Washington, D.C. reporting segment. The property was classified as held-for-sale on our consolidated balance sheet at June 30, 2016, and during the second quarter of 2016, we recorded an impairment charge of $2.8 million related to the property based on the anticipated sales price, less estimated selling costs. See note 7, Dispositions, for more information.

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

Interest Rate Derivatives

At June 30, 2016, we had hedged $300.0 million of our variable rate debt through eleven interest rate swap agreements. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

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

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. We determine the fair value of our notes receivable and debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. We deem the fair value measurement of our debt instruments as a Level 2 measurement as we use quoted interest rates for similar debt instruments to value our debt instruments. We used quoted market interest rates for similar notes to value our notes receivable at December 31, 2015, which we considered a Level 2 measurement as we do not believe notes receivable trade in an active market.

The carrying amount and estimated fair value of our notes receivable and debt instruments are as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value(3)	Fair Value	Carrying Value(3)	Fair Value
Financial Assets:
Notes receivable(1)	$—	$—	$34,000	$34,000
Financial Liabilities:
Mortgage debt(2)	$335,492	$324,884	$312,216	$298,541
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	147,000	147,000	120,000	120,000
Total	$782,492	$771,884	$732,216	$718,541

(1)	The note receivable was prepaid on June 2, 2016. See note 5, Notes Receivable, for more information regarding the prepayment of the note receivable.

(2)
Includes $22.0 million and $0.2 million of mortgage debt that was classified within “Liabilities held-for-sale” on our consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively. See note 7, Dispositions, for additional information.

(3)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. The debt balances exclude a combined total of $7.1 million and $8.0 million of unamortized deferred financing costs at June 30, 2016 and December 31, 2015, respectively.

(11) Equity

In December 2015, our Board of Trustees authorized the redemption of some or all of our 6.4 million outstanding shares of our 7.750% Series A Preferred Shares. On January 19, 2016 and April 27, 2016, we used proceeds from dispositions to redeem 2.2 million shares and 3.6 million shares, respectively, of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the applicable dates of redemption. On July 6, 2016, we used proceeds from the repayment of the 950 F Street, NW mezzanine loan to redeem the remaining 0.6 million outstanding shares of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the applicable dates of redemption. Prior to the
July 6, 2016 preferred share redemption, we were required to give the preferred shareholders 30 days’ written notice of our intent to redeem our 7.750% Series A Preferred Shares, in whole or in part. During the 30-day period from the date of notification to our preferred shareholders to the redemption of our remaining 0.6 million 7.750% Series A Preferred Shares, the net proceeds from 950 F Street, NW loan prepayment were used to temporarily pay down a portion of the balance of our unsecured revolving credit facility. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the remaining 0.6 million outstanding shares on July 6, 2016.

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During 2015, we repurchased 924,198 shares at a weighted average share price of $10.99 for a total purchase price of $10.2 million, utilizing proceeds from dispositions. During the six months ended June 30, 2016, we did not repurchase any common shares under the share repurchase program. No common shares were repurchased during July 2016, and as of the date of this filing, we are no longer authorized to repurchase any additional common shares under the previously authorized share repurchase program.

On July 25, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend will be paid on August 15, 2016 to common shareholders of record as of August 8, 2016. Dividends on non-vested share awards that are expected to vest are recorded as a reduction of shareholders’ equity and dividends on non-vested share awards that are not expected to vest are recorded as compensation expense. Any adjustments to the vesting estimates are recorded in the current period. For each dividend paid by us on our common shares, the Operating Partnership distributes an equivalent distribution on our common Operating Partnership units.

On April 26, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on May 16, 2016 to common shareholders of record as of May 9, 2016.

Our unsecured revolving credit facility and unsecured term loan, the 440 First Street, NW Construction Loan, the Northern Virginia Construction Loan and the Storey Park Land Loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders, except for distributions required to maintain our qualification as a REIT.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2015	$624,528	$800	$625,328	$28,813
Net loss	(1,556)	(110)	(1,666)	(427)
Changes in ownership, net	(141,506)	—	(141,506)	(1,417)
Distributions to owners	(18,953)	—	(18,953)	(651)
Other comprehensive loss, net	(632)	—	(632)	(28)
Balance at June 30, 2016	$461,881	$690	$462,571	$26,290

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2014	$710,007	$898	$710,905	$33,332
Net income (loss)	1,195	(2)	1,193	(225)
Changes in ownership, net	3,219	—	3,219	(1,916)
Distributions to owners	(23,811)	(96)	(23,907)	(788)
Other comprehensive loss, net	(314)	—	(314)	(14)
Balance at June 30, 2015	$690,296	$800	$691,096	$30,389

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2016	2015
Beginning balance at January 1,	$(2,360)	$(3,268)
Net unrealized loss on derivative instruments	(660)	(328)
Net loss attributable to noncontrolling interests	28	14
Ending balance at June 30,	$(2,992)	$(3,582)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at June 30, 2016, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us was $23.7 million. At June 30, 2016 and December 31, 2015, we recorded adjustments of $3.2 million and $4.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At June 30, 2016, 2,577,478 of the total common Operating Partnership units, or 4.2%, were not owned by us. During the six months ended June 30, 2016 and 2015, 41,591 and 11,508 common Operating Partnership units, respectively, were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the six months ended June 30, 2016 or 2015.

(b) Noncontrolling Interests in a Consolidated Partnership

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net loss attributable to noncontrolling interests” on our consolidated statements of operations.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment, which was placed into development in August 2013. Storey Park was sold July 25, 2016, at which time all assets and liabilities owned by the joint venture were either sold or settled at the time of disposition and the remaining proceeds from the sale were distributed to the joint venture partners in accordance with the terms of the joint venture agreement. See note 7, Dispositions, for more information.

(13) Share-Based Payments

We record costs related to our share-based compensation based on the grant-date fair value calculated in accordance with GAAP. We recognize share-based compensation costs on a straight-line basis over the requisite service period for each award and these costs are recorded within “General and administrative expense” or “Property operating expense” on our consolidated statements of operations based on the employee’s job function.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In May 2016, we granted a total of 36,828 non-vested common shares to our non-employee trustees. The awards will vest on the earlier of the first anniversary of the award date or the date of our 2017 annual meeting of shareholders, subject to continued service by the trustee until that date.

We recognized compensation expense associated with our non-vested common share awards of $0.5 million and $0.9 million during the three and six months ended June 30, 2016, respectively, compared with $0.7 million and $1.3 million during the three and six months ended June 30, 2015, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at June 30, 2016 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	531,502	$10.45
Granted	36,828	8.96
Vested	(36,261)	10.94
Non-vested at June 30, 2016	532,069	$10.31

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. As of June 30, 2016, we had $4.4 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 3.4 years.

In May 2016, our shareholders authorized an additional 4.1 million common shares for issuance under the Company’s 2009 Equity Compensation Plan, as amended (the “2009 Plan”). As of June 30, 2016, we had 11.5 million common shares authorized for issuance under the 2009 Plan and, of those authorized awards, 5.5 million common shares remained available for issuance by us.

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

The results of operations of our four reporting segments for the three and six months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	Three Months Ended June 30, 2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73
Square feet(1)	917,241	1,885,759	1,716,904	2,023,858	6,543,762
Total revenues	$11,580	$10,900	$8,707	$7,306	$38,493
Property operating expense	(2,563)	(2,097)	(2,194)	(1,689)	(8,543)
Real estate taxes and insurance	(2,422)	(960)	(943)	(595)	(4,920)
Total property operating income	$6,595	$7,843	$5,570	$5,022	25,030
Depreciation and amortization expense					(15,141)
General and administrative					(4,305)
Impairment of rental property					(2,772)
Other expenses					(4,804)
Net loss					$(1,992)
Capital expenditures(2)	$3,287	$2,402	$12,297	$837	$18,895

	Three Months Ended June 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	38	49	19	112
Square feet(1)	914,912	1,997,789	3,020,388	2,023,927	7,957,016
Total revenues	$11,154	$11,034	$13,700	$7,151	$43,039
Property operating expense	(2,987)	(2,645)	(3,191)	(1,838)	(10,661)
Real estate taxes and insurance	(1,956)	(896)	(1,345)	(614)	(4,811)
Total property operating income	$6,211	$7,493	$9,164	$4,699	27,567
Depreciation and amortization expense					(16,817)
General and administrative					(4,979)
Other expenses					(5,295)
Net income					$476
Capital expenditures(2)	$3,983	$2,153	$5,037	$910	$12,083

	Six Months Ended June 30, 2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$22,869	$22,488	$21,014	$14,819	$81,190
Property operating expense	(5,532)	(5,329)	(5,514)	(3,705)	(20,080)
Real estate taxes and insurance	(4,794)	(1,889)	(2,240)	(1,213)	(10,136)
Total property operating income	$12,543	$15,270	$13,260	$9,901	50,974
Depreciation and amortization expense					(30,147)
General and administrative					(8,884)
Impairment of rental property					(2,772)
Other expenses					(11,264)
Net loss					$(2,093)
Total assets(3)	$503,484	$335,932	$298,533	$163,956	$1,320,046
Capital expenditures(2)	$8,198	$3,361	$28,054	$1,734	$41,539

	Six Months Ended June 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$22,186	$22,739	$27,815	$14,148	$86,888
Property operating expense	(6,126)	(6,663)	(7,257)	(3,729)	(23,775)
Real estate taxes and insurance	(3,979)	(1,788)	(2,894)	(1,193)	(9,854)
Total property operating income	$12,081	$14,288	$17,664	$9,226	53,259
Depreciation and amortization expense					(33,151)
General and administrative					(10,505)
Other expenses					(8,028)
Loss from discontinued operations					(607)
Net income					$968
Total assets(3)(4)	$503,259	$356,736	$450,324	$167,835	$1,532,197
Capital expenditures(2)	$7,419	$4,317	$15,880	$3,400	$31,325

(1)
Excludes Storey Park from our Washington, D.C. reporting segment, as the property was in development for the periods presented. Storey Park was classified as held-for-sale at June 30, 2016 and was sold on July 25, 2016. On January 1, 2016, we ceased capitalizing expenses associated with the development project as it was being marketed for sale.

(2)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $72 and none for the three months ended June 30, 2016 and 2015, respectively, and $192 and $309 for the six months ended June 30, 2016 and 2015, respectively.

(3)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 6, Investment in Affiliates. Corporate assets not allocated to any of our reportable segments totaled $18,141 and $54,043 at June 30, 2016 and 2015, respectively.

(4)
Total assets at June 30, 2015 have been restated to exclude a total of $5.3 million of unamortized deferred financing costs that are now deducted from the respective debt liability in accordance with ASU 2015-03, which we adopted in the first quarter of 2016.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of June 30, 2016, owned 100% of the preferred interest and 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At June 30, 2016, we wholly owned or had a controlling interest in properties totaling 6.5 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 1.3 million square feet of additional development, including 0.7 million square feet related to Storey Park, which was classified as held-for-sale on our consolidated balance sheet at June 30, 2016 and was sold on July 25, 2016. Our consolidated properties were 93.1% occupied by 385 tenants at June 30, 2016. We did not include square footage that was in development or redevelopment, which totaled 0.2 million square feet at June 30, 2016, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of June 30, 2016, our largest tenant was the U.S. Government, which accounted for 12.5% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 24.2% of our total annualized cash basis rent as of June 30, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Strategic Plan

As previously disclosed in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarter ended March 31, 2016, we completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we have begun implementing our previously announced strategic plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values (“the Strategic Plan”). The key action items of the Strategic Plan are as follows:

Improve our portfolio composition by disposing of approximately $350 million of non-core assets.

As of the date of this filing, we have sold over $200 million of non-core assets, beginning with the December 2015 sales of Newington Business Park Center, and Cedar Hill I and III. On January 19, 2016, we used the combined proceeds from the sale of Newington Business Park Center, and Cedar Hill I and III to redeem 2.2 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”). On April 27, 2016, we used the proceeds from the sale of a portfolio of eight properties located in Northern Virginia (Enterprise Center, Gateway Centre Manassas, Linden Business Center, Herndon Corporate Center, Prosperity Business Center, Reston Business Campus, Windsor at Battlefield and Van Buren Office Park (collectively, the “NOVA Non-Core Portfolio”)) to redeem an additional 3.6 million 7.750% Series A Preferred Shares. Finally, on July 6, 2016, we used proceeds from the prepayment of a note receivable to redeem the remaining 0.6 million 7.750% Series A Preferred Shares and to pay down a portion of the outstanding balance under our unsecured revolving credit facility. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the final outstanding shares on July 6, 2016.

Address three large upcoming lease expirations at single-tenant buildings through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland Corporate Center, and the future sale of One Fair Oaks.

We own three single-tenant buildings that had leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate the new tenant at 540 Gaither Road will take occupancy in early 2018. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which will expire in July 2017. CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, has a lease that is scheduled to expire on December 31, 2016. Based on our informal discussions with CACI International, we are proceeding on the assumption that this lease will terminate upon its scheduled expiration. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. Currently, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks and gauging new tenant interest to lease these properties, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for the properties.

Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time and extending our debt maturities to better match our capital structure with our assets.

We have been diligently working to improve our balance sheet leverage and increase our liquidity. At June 30, 2016, our debt plus preferred shares over the undepreciated book value of our real estate assets was 58.9% compared with 66.6% at December 31, 2015. During the six months ended June 30, 2016, we redeemed 5.8 million shares of our 7.750% Series A Preferred Shares with proceeds from property dispositions, and on July 6, 2016, we redeemed the remaining 0.6 million 7.750% Series A Preferred Shares with proceeds from the prepayment of a note receivable. The dividend rate on the 7.750% Series A Preferred Shares was significantly higher than the weighted average interest rate of our total debt, which was 3.4% at June 30, 2016. As of the date of this filing, we have $161.1 million available under our unsecured revolving credit facility compared with $114.0 million available at the time of filing our Form 10-K for the year ended December 31, 2015.

Manage our cost structure by reducing corporate overhead and general and administrative expenses.

We have focused on reducing our corporate overhead costs. For the three and six months ended June 30, 2016, our general and administrative expense was $4.3 million and $8.9 million, respectively, compared with $5.0 million and $10.5 million for the three and six months ended June 30, 2015, respectively. Even excluding $0.4 million of separation costs recorded in the first quarter of 2015, our general and administrative expense decreased 14% and 12% for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

Reduce our targeted annualized common share dividend from $0.60 to $0.40.

As previously disclosed in connection with our Strategic Plan, on April 26, 2016, the Board of Trustees declared a reduction of our dividend rate by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per common share, and was effective for the dividends paid on May 16, 2016. On July 25, 2016, we declared a dividend of $0.10 per common share to be paid on August 15, 2016 to common shareholders of record as of August 8, 2016.

Executive Summary

For the three and six months ended June 30, 2016, we had a net loss of $2.0 million and $2.1 million, respectively, compared with net income of $0.5 million and $1.0 million, respectively, for the same periods in 2015. In June 2016, we recorded a $2.8 million impairment charge related to Storey Park, which was sold on July 25, 2016. For the six months ended June 30, 2016, we recorded a $1.2 million loss on the sale of the NOVA Non-Core Portfolio, which was sold on March 25, 2016. The decrease in operating results for the three and six months ended June 30, 2016 compared with the same periods in 2015 was partially offset by an increase in same property net operating income (“Same Property NOI”) during each such periods.

Funds From Operations (“FFO”) decreased for the three and six months ended June 30, 2016 compared with the same periods in 2015 due to write-offs of $3.1 million and $5.0 million, respectively, of original issuance costs associated with the redemption of 3.6 million and 5.8 million, respectively, of 7.750% Series A Preferred Shares. The decrease in FFO for the three and six months ended June 30, 2016 compared with the same periods in 2015 was partially offset by an increase in Same Property NOI and a decrease in general and administrative expenses during each such period.

Same Property NOI and FFO are non-GAAP financial measures. For a description of Same Property NOI, including why we believe our presentation of Same Property NOI is useful, see “Same Property Net Operating Income.” For a description of FFO, including why we believe our presentation is useful and a reconciliation of FFO to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Increased occupied percentage to 93.1% from 89.1% at June 30, 2015.

•	Increased leased percentage to 94.4% from 91.0% at June 30, 2015.

•
As part of our previously announced plan to dispose of $350 million of assets, our 97% owned consolidated joint venture sold Storey Park, in July, bringing aggregate gross sales proceeds from dispositions identified in the Strategic Plan to $205.9 million.

•	Consistent with our previously announced strategic plan, we redeemed 3.6 million 7.750% Series A Preferred Shares on April 27, 2016 and the remaining 0.6 million shares on July 6, 2016.

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

Properties:

The following sets forth certain information about our properties by segment as of June 30, 2016 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at June 30, 2016	Occupied at June 30, 2016
Office
11 Dupont Circle, NW	1	CBD	150,932	$5,325	95.2%	95.2%
440 First Street, NW(3)	1	Capitol Hill	138,603	3,799	81.5%	69.5%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,534	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	130,852	3,920	99.2%	99.2%
1401 K Street, NW	1	East End	119,283	2,928	75.9%	69.3%
Total/Weighted Average	6		917,241	28,144	93.2%	90.5%

Development Project Held-for-Sale
Storey Park(4)	—	NoMA	—	—

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	3,834	91.1%	91.1%

Region Total/Weighted Average	7		1,030,372	$31,978	92.9%	90.6%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

(2)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased compared with occupied space, and timing differences related to tenant activity.

(3)	In October 2013, we substantially completed the redevelopment of the property. During the fourth quarter of 2014, we placed all the vacant space into service.

(4)	Our 97% owned consolidated joint venture sold the property on July 25, 2016 for a contractual purchase price of $54.5 million.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2016	Occupied at June 30, 2016
Office
Annapolis Business Center	2	Annapolis	101,113	$1,707	100.0%	100.0%
Cloverleaf Center	4	Germantown	173,916	2,611	89.8%	89.8%
Hillside I and II	2	Columbia	86,966	1,003	87.3%	87.3%
Metro Park North	4	Rockville	191,211	2,927	87.3%	87.3%
Redland Corporate Center II and III(2)	2	Rockville	349,267	9,690	100.0%	100.0%
Redland Corporate Center I(2)	1	Rockville	133,895	2,711	100.0%	100.0%
TenThreeTwenty	1	Columbia	138,854	2,115	95.6%	95.6%
Total Office	16		1,175,222	22,764	95.0%	95.0%

Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	3,994	89.8%	89.8%
Gateway 270 West	6	Clarksburg	252,295	3,181	92.9%	92.9%
Snowden Center	5	Columbia	145,396	2,279	99.1%	99.1%
Total Business Park	18		710,537	9,454	92.8%	92.8%

Total Consolidated	34		1,885,759	32,218	94.1%	94.1%

Unconsolidated Joint Ventures
Aviation Business Park	3	Glen Burnie	120,284	1,436	79.3%	69.8%
Rivers Park I and II	6	Columbia	307,984	3,852	86.7%	68.0%
Total Joint Ventures	9		428,268	5,288	84.6%	68.5%

Region Total/Weighted Average	43		2,314,027	$37,506	92.4%	89.4%

(1)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased compared with occupied space, and timing differences related to tenant activity.

(2)	Redland Corporate Center II and III (520 and 530 Gaither Road, respectively) and Redland Corporate Center I (540 Gaither Road) are collectively referred to as Redland Corporate Center.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2016	Occupied at June 30, 2016
Office
Atlantic Corporate Park	2	Sterling	218,207	$3,960	96.2%	83.5%
One Fair Oaks	1	Fairfax	214,214	5,707	100.0%	100.0%
Three Flint Hill	1	Oakton	180,688	3,750	99.6%	97.6%
1775 Wiehle Avenue	1	Reston	130,048	3,039	100.0%	100.0%
Total Office	5		743,157	16,456	98.8%	94.6%

Business Park
Sterling Park Business Center(2)	7	Sterling	471,487	4,429	94.0%	92.5%

Industrial
Plaza 500	2	Alexandria	502,260	4,836	91.2%	86.5%

Total Consolidated	14		1,716,904	25,721	95.2%	91.6%

Development
Northern Virginia Build-to-Suit(3)	—		—	—

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,197	8,774	100.0%	98.6%

Region Total/Weighted Average	16		2,043,101	$34,495	96.0%	92.7%

(1)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased compared with occupied space, and timing differences related to tenant activity.

(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(3)
During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building in Northern Virginia on vacant land that we have in our portfolio. We substantially completed construction of the new building in March 2016 and currently expect to complete construction of the tenant improvements in the third quarter of 2016.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2016	Occupied at June 30, 2016
Office
Greenbrier Towers	2	Chesapeake	171,766	$1,767	82.9%	82.9%

Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	844	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,461	11,918	97.0%	97.0%
Greenbrier Business Park(3)	4	Chesapeake	411,237	4,373	91.4%	91.4%
Norfolk Commerce Park(4)	3	Norfolk	261,674	2,642	94.5%	94.5%
Total Business Park	17		1,852,092	19,777	95.6%	95.6%

Region Total/Weighted Average	19		2,023,858	$21,544	94.5%	94.5%

(1)
Annualized cash basis rent at the end of the quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting operating expense reimbursements that are included, along with base rent, in the contractual payments of our full service leases. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased compared with occupied space, and timing differences related to tenant activity.

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

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2016, we owned developable land that can accommodate 1.3 million square feet of additional building space, of which, 0.7 million is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment. The 0.7 million square feet of developable land in our Washington, D.C. reporting segment was located at Storey Park, which was sold on July 25, 2016.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building (the “NOVA build-to-suit”) in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We substantially completed construction of the new building in March 2016 and expect to complete the construction of the tenant improvements in the third quarter of 2016. At June 30, 2016, none of the completed development space was placed in-service and we anticipate our total investment in the newly constructed building to be approximately $35 million, which excludes tenant improvements and leasing commissions. Our total investment in the development project, excluding tenant improvements and leasing commission costs, was $34.6 million as of June 30, 2016, which related to the completion of the building and included the original cost basis of the applicable portion of the vacant land of $5.2 million. At the inception of the lease, we anticipated spending approximately $11 million in tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. Subsequently, we entered into an amendment to the original lease, pursuant to which the tenant can exchange, at its option, up to $11.5 million of rent abatement (depending on the amount of additional tenant improvement costs incurred), as stipulated in the original lease, for up to $10.3 million of additional tenant improvement costs. Currently, we anticipate spending between approximately $18 million and $21 million in tenant improvement costs related to the new tenant; however, the specific amount of such costs will depend upon the needs and request of the tenant. We currently expect to complete construction of the tenant improvements in the third quarter of 2016.

On August 4, 2011, we formed a joint venture, in which we have a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which could accommodate up to 712,000 square feet. On July 25, 2016, our consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. In June 2016, we recorded a $2.8 million impairment charge based on the purchase price, less estimated selling costs. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we began marketing the property for sale.

During the second quarter of 2016, we did not place in-service any completed development or redevelopment space. At June 30, 2016, other than the new building at the NOVA build-to-suit, we had no completed development or redevelopment space that had yet to be placed in-service.

Lease Expirations

At June 30, 2016, 13.0% of our annualized cash basis rent is scheduled to expire during the next twelve months, which includes 2.1% of our annualized cash basis rent expiring during the remainder of 2016. We expect replacement rents on leases expiring during the remainder of 2016 to decrease slightly on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants on more challenging spaces. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees and, where the terms of the lease permit and we deem it prudent, we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the second quarter of 2016, we had a tenant retention rate of 90%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases for the three and six months ended June 30, 2016 increased 13.7% and 7.4%, respectively, on a U.S. generally accepted accounting principles (“GAAP”) basis, compared with the expiring leases. During the second quarter of 2016, we executed new leases for 126,000 square feet, with the majority of the new leases (based on square footage) containing rent escalations.

We own three single-tenant buildings that had leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate the new tenant at 540 Gaither Road will take occupancy in early 2018. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which will expire in July 2017. CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, has a lease that is scheduled to expire on December 31, 2016. Based on our informal discussions with CACI International, we are proceeding on the assumption that this lease will terminate upon its scheduled expiration. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. Currently, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks and gauging new tenant interest to lease these properties, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for the properties.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the six months ended June 30, 2016:

	New	Renewal
Tenant improvements (per rentable square foot)	$24.92	$10.65
Leasing commissions (per rentable square foot)	$14.58	$3.22

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of June 30, 2016, assuming no tenant exercises renewal options or early termination rights (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)		% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
2016	17	132,114	2.1%	$2,223		2.1%	$16.83
2017	63	998,226	16.1%	21,535	(4)	20.0%	21.57
2018	63	653,487	10.6%	9,533		8.9%	14.59
2019	60	743,624	12.0%	10,496		9.8%	14.11
2020	56	961,002	15.6%	15,218		14.1%	15.84
2021	45	480,263	7.8%	7,078		6.6%	14.74
2022	38	633,211	10.3%	8,160		7.6%	12.89
2023	16	479,800	7.8%	11,075		10.3%	23.08
2024	21	519,230	8.4%	9,492		8.8%	18.28
2025	15	253,943	4.1%	4,563		4.2%	17.97
Thereafter	25	322,040	5.2%	8,254		7.6%	25.63
Total / Weighted Average	419	6,176,940	100.0%	$107,627		100.0%	$17.42

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents annualized cash basis rent at June 30, 2016, divided by the square footage of the expiring leases.

(4)
Includes the new contractual expiration of the Bureau of Prisons’ lease at 500 First Street, NW, which was extended to July 2017, the contractual expiration of CACI International at One Fair Oaks on December 31, 2016, which we present as a 2017 lease expiration as CACI International is entitled to the space on December 31, 2016, and the contractual expiration of the Department of Health and Human Services at Redland Corporate Center on March 22, 2017.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 with the Three and Six Months Ended June 30, 2015

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

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented. The Non-Comparable Properties are comprised of the following properties:

•
The NOVA Non-Core Portfolio, which was sold on March 25, 2016, and Rumsey Center, Newington Business Park Center, and Cedar Hill I and III, which were all sold in the second half of 2015. For the Results of Operations discussion below with respect to the comparison of the three and six months ended June 30, 2016 and 2015, these eleven properties are collectively referred to as the “Disposed Properties”. The operating results of these properties are reflected in continuing operations in our consolidated statements of operations for each of the periods presented; and

•
Storey Park, our 97% owned consolidated joint venture, which was in development during 2015. We ceased capitalizing expenses related to Storey Park at the beginning of 2016 as we began marketing the property for sale. At June 30, 2016, we classified Storey Park as held-for-sale and, on July 25, 2016, our consolidated joint venture sold Storey Park.

The operating results for our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”), and which was sold during the first quarter of 2015, are reflected as discontinued operations for the six months ended June 30, 2015.

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

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Rental	$31,554	$34,844	$65,398	$69,224	$(3,290)	(9)%	$(3,826)	(6)%
Tenant reimbursements and other	$6,939	$8,195	$15,792	$17,664	$(1,256)	(15)%	$(1,872)	(11)%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue decreased $3.3 million and $3.8 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, rental revenue increased $1.1 million and $2.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to an increase in occupancy of the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 92.7% and 92.6% for the three and six months ended June 30, 2016, respectively, compared with 89.9% and 89.8% for the three and six months ended June 30, 2015, respectively. Rental revenue for the Non-Comparable Properties decreased $4.4 million and $6.4 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to the Disposed Properties.

The decreases in rental revenue for the three months and six months ended June 30, 2016 compared with the same periods in 2015 was due to decreases in rental revenue of $4.0 million and $5.3 million, respectively, for Northern Virginia, as the majority of the Disposed Properties were located in Northern Virginia. For the three and six months ended June 30, 2016, rental revenue increased $0.3 million and $0.5 million, respectively, for Washington, D.C., $0.1 million and $0.2 million, respectively, for Maryland and $0.3 million and $0.8 million, respectively, for Southern Virginia.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues, such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $1.3 million and $1.9 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, tenant reimbursements and other revenues decreased $0.2 million for the three months ended June 30, 2016, due to a reduction in construction management fees, and remained flat for the six months ended June 30, 2016 compared with the same periods in 2015. Tenant reimbursements and other revenues for the Non-Comparable Properties decreased $1.1 million and $1.9 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to the Disposed Properties.

The decreases in tenant reimbursements and other revenues for the three and six months ended June 30, 2016 compared with the same periods in 2015 includes decreases of $0.4 million and $0.5 million, respectively, for Maryland, $1.0 million and $1.5 million, respectively, for Northern Virginia and $0.1 million for both periods for Southern Virginia. Tenant reimbursements and other revenues increased $0.2 million for Washington, D.C. for both the three and six months ended June 30, 2016.

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Property operating	$8,543	$10,661	$20,080	$23,775	$(2,118)	(20)%	$(3,695)	(16)%
Real estate taxes and insurance	$4,920	$4,811	$10,136	$9,854	$109	2%	$282	3%

Property operating expenses decreased $2.1 million and $3.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, property operating expenses decreased $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively, due to a decrease in utility expenses and space improvement costs. Property operating expenses for the six months ended June 30, 2016 also decreased due to a decrease in snow and ice removal costs. Property operating expenses for the Non-Comparable Properties decreased $1.4 million and $2.3 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to the Disposed Properties.

The decreases in property operating expenses for the three and six months ended June 30, 2016 compared with the same periods in 2015 includes decreases of $0.4 million and $0.6 million, respectively, for Washington, D.C., $0.5 million and $1.3 million, respectively, for Maryland and $1.1 million and $1.8 million, respectively, for Northern Virginia. For Southern Virginia, property operating expenses decreased $0.1 million for the three months ended June 30, 2016 and remained relatively flat for the six months ended June 30, 2016 compared with the same periods in 2015.

Real estate taxes and insurance expense increased $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to higher real estate tax expenses due to higher real estate tax assessments. Real estate taxes and insurance expense for the Non-Comparable Properties decreased $0.4 million for both the three and six months ended June 30, 2016 compared with the same periods in 2015. The decrease in real estate taxes and insurance expense for the Non-Comparable Properties for the three and six months ended June 30, 2016 were due to decreases of $0.6 million and $0.9 million, respectively, from the Disposed Properties, which were partially offset by increases of $0.2 million and $0.5 million, respectively, from Storey Park, as we ceased capitalizing expenses related to the property on January 1, 2016 as we began marketing the property for sale.

The increase in real estate taxes and insurance expense for the three and six months ended June 30, 2016 compared with the same periods in 2015 includes increases of $0.4 million and $0.8 million, respectively, for Washington, D.C. For both the three and six months ended June 30, 2016, real estate taxes and insurance increased $0.1 million in Maryland and remained relatively flat in Southern Virginia. Real estate taxes and insurance expense for Northern Virginia decreased $0.4 million and $0.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

Other Operating Expenses

General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
General and Administrative	$4,305	$4,979	$8,884	$10,505	$(674)	(14)%	$(1,621)	(15)%

General and administrative expenses decreased $0.7 million and $1.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 primarily due to a decrease in employee compensation costs and other overhead reductions. In addition, we incurred $0.4 million of personnel separation costs during the six months ended June 30, 2015 as a result of moving to a more vertically integrated management structure. We currently anticipate that general and administrative expenses for the remainder of 2016 will decrease compared with 2015.

Depreciation and amortization expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Depreciation and Amortization	$15,141	$16,817	$30,147	$33,151	$(1,676)	(10)%	$(3,004)	(9)%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $1.7 million and $3.0 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, depreciation and amortization increased $0.2 million and $0.8 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to an increase in leasing and tenant improvement costs placed in-service associated with an increase in occupancy. Depreciation and amortization expense for the Non-Comparable Properties decreased $1.9 million and $3.8 million for the three and six months ended June 30, 2016, respectively, due to the Disposed Properties. In addition, during the six months ended June 30, 2016, we did not record depreciation and amortization expense related to rental property in the NOVA Non-Core Portfolio, which was sold on March 25, 2016, as the portfolio was classified as held-for-sale throughout the first quarter of 2016.

Due to the timing of dispositions and acquisitions in 2016, which may or may not occur for the remainder of 2016, we cannot determine if depreciation and amortization expense will continue to decrease during 2016 compared with 2015.

Impairment of rental property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Impairment of Rental Property	$2,772	$—	$2,772	$—	$2,772	—%	$2,772	—%

On July 25, 2016, our 97% owned consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. The property was classified as held-for-sale at June 30, 2016 and, during the second quarter of 2016, we recorded a $2.8 million impairment charge related to Storey Park based on the sales price, less estimated selling costs.

Other Expenses (Income)

Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Interest Expense	$6,568	$6,725	$13,384	$13,633	$(157)	(2)%	$(249)	(2)%

Interest expense decreased $0.2 million for both the three and six months ended June 30, 2016 compared with the same periods in 2015 due to lower interest rates spreads on our unsecured revolving credit facility and unsecured term loan. In December 2015, we amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan, which lowered the applicable interest spreads for the unsecured revolving credit facility and unsecured term loan. Also, based on our leverage ratio at December 31, 2015, the interest rate spreads on our unsecured revolving credit facility and unsecured term loan further decreased beginning on March 30, 2016. Based on our leverage ratio at June 30, 2016, on August 14, 2016, the applicable interest rate spreads on the unsecured revolving credit facility and tranches A and B of the unsecured term loan will increase by 15 basis points, and the applicable interest rate spread on tranche C of the unsecured term loan will increase by 20 basis points. For the three and six months ended June 30, 2016, our aggregate weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $462.3 million and $465.9 million, respectively, with a weighted average interest rate of 1.82% and 1.89%, respectively, compared with aggregate weighted average borrowings of $449.4 million and $471.3 million with a weighted average interest rate of 1.97% and 1.96% for the three and six months ended June 30, 2015, respectively.

The decrease in interest expense for the three and six months ended June 30, 2016 compared with the same periods in 2015 was partially offset by decreases in capitalized interest expense of $0.4 million and $0.7 million, respectively, related to Storey Park, which was sold on July 25, 2016, as we ceased capitalizing interest at the beginning of 2016 as we began marketing the property for sale. We anticipate interest expense will be relatively flat in 2016 compared with 2015 as lower interest rate spreads are anticipated to be offset by a higher LIBOR. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Interest and Other Income	$1,101	$974	$2,104	$4,802	$127	13%	$(2,698)	(56)%

Interest and other income increased $0.1 million for the three months ended June 30, 2016 compared with the same period in 2015 due to an exit fee associated with the 950 F Street, NW mezzanine loan prepayment in June 2016. On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $34.0 million. The loan required monthly interest-only payments and had a fixed interest rate of 9.75%. The mezzanine loan was scheduled to mature on April 1, 2017 and had been prepayable since December 21, 2015. In addition to the prepayment of the loan's entire principal balance, we received interest through June 24, 2016 and an exit fee upon the loan's prepayment. We recognized $0.2 million of accelerated income in the second quarter of 2016 related to the payment of the exit fee.

Interest and other income decreased $2.7 million for the six months ended June 30, 2016 compared with the same period in 2015 due to a note receivable prepayment in February 2015. On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. We received a yield maintenance payment of $2.4 million with the prepayment of the mezzanine loan, which is reflected within “Interest and other income” on our consolidated statements of operations.

We anticipate that interest and other income will decrease for the remainder of 2016 compared with 2015 as a result of the reduction in interest income from the prepayment of the $34.0 million 950 F Street, NW mezzanine loan in June 2016 and the prepayment of the $29.7 million America’s Square mezzanine loan in February 2015, which included a $2.4 million yield maintenance payment.

Equity in earnings of affiliates is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Equity in Earnings of Affiliates	$663	$456	$1,219	$803	$207	45%	$416	52%

Equity in earnings of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest. The increases in income from our unconsolidated joint ventures for the three and six months ended June 30, 2016 compared with the same periods in 2015 were primarily due to an increase in income from Prosperity Metro Plaza, which was due to an increase in occupancy in 2016 compared with 2015.

Gain on sale of rental property is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Loss on Sale of Rental Property	$—	$—	$1,155	$—	$—	—%	$1,155	—%

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

Loss on debt extinguishment is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Loss on debt extinguishment	$—	$—	$48	$—	$—	—%	$48	—%

On March 1, 2016 we used available cash to defease the $0.2 million outstanding balance of the mortgage loan encumbering Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and was sold on March 25, 2016. In connection with the defeasance, we incurred $48 thousand of extinguishment charges for the six months ended June 30, 2016.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Loss from Discontinued Operations	$—	$—	$—	$(607)	$—	—%	$607	(100)%

Discontinued operations for the six months ended June 30, 2015 reflect operating results for the Richmond Portfolio, which was sold during the first quarter of 2015 and was classified within discontinued operations due to our strategic shift away from the Richmond, Virginia market. During the first quarter of 2015, we recorded a gain on the sale of the portfolio of $0.9 million, and we accelerated the amortization of deferred rent abatements, straight-line rents and leasing commissions, which were recorded on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the three months ended March 31, 2015. As part of the sale of the Richmond Portfolio, we incurred $0.5 million of debt extinguishment charges related to debt that was encumbered by certain properties in the sold portfolio.

We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 7, Dispositions, in the notes to our condensed consolidated financial statements.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Net loss attributable to Non-controlling Interests	$390	$114	$537	$227	$276	NM	$310	NM

Net loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net loss attributable to common shareholders of $5.5 million and $9.6 million for the three and six months ended June 30, 2016, respectively, compared with $2.5 million and $5.0 million, respectively, for the same periods in 2015. The higher net loss attributable to common shareholders in 2016 compared with 2015 was due to the redemption of our 7.750% Series A Preferred Shares in 2016, as we wrote-off the original issuance costs associated with the redeemed shares at their time of redemption. During the three and six months ended June 30, 2016, we wrote-off original issuance costs related to the 7.750% Series A Preferred Shares totaling $3.1 million and $5.0 million, respectively, which exceeded the dividend reduction achieved by redeeming the preferred shares during 2016.

At June 30, 2016, we consolidated the operating results of one joint venture, Storey Park, and recognized our joint venture partner’s percentage of gains or losses within net loss attributable to noncontrolling interests. The joint venture partner’s aggregate share of earnings in the operating results of our consolidated joint venture was immaterial for the three and six months ended June 30, 2016 and 2015. Our 97% owned consolidated joint venture sold Storey Park on July 25, 2016.

Same Property Net Operating Income

Same Property NOI, defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (real estate taxes, property operating and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net (loss) income is presented. The Same Property NOI results exclude the collection of termination fees, as these vary significantly period-over-period, thus impacting trends and comparability. Also, Same Property NOI includes a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes. We eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

Comparison of the Three and Six Months Ended June 30, 2016 with the Three and Six Months Ended June 30, 2015

The following table of selected operating data, which includes a reconciliation of Same Property NOI to net (loss) income, provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015			2016	2015
Number of buildings(1)	73	73			73	73
Reconciliation to net (loss) income:
Net (loss) income	$(1,992)	$476			$(2,093)	$968
Discontinued operations	—	—			—	607
Total other expenses	4,804	5,295			11,264	8,028
Impairment of rental property	2,772	—			2,772	—
Depreciation and amortization	15,141	16,817			30,147	33,151
General and administrative expenses	4,305	4,979			8,884	10,505
Non-comparable net operating loss (income)(2)	130	(3,278)			(1,545)	(6,478)
Same property net operating income	$25,160	$24,289			$49,429	$46,781

Same property revenues			$ Change	% Change			$ Change	% Change
Rental	$31,554	$30,402	$1,152	3.8	$62,704	$60,113	2,591	4.3
Tenant reimbursements and other(3)	6,713	6,880	(167)	(2.4)	14,709	14,727	(18)	(0.1)
Total same property revenues	38,267	37,282	985	2.6	77,413	74,840	2,573	3.4
Same property operating expenses
Property(4)	8,416	8,757	(341)	(3.9)	18,606	19,416	(810)	(4.2)
Real estate taxes and insurance	4,691	4,236	455	10.7	9,378	8,643	735	8.5
Total same property operating expenses	13,107	12,993	114	0.9	27,984	28,059	(75)	(0.3)
Same property net operating income	$25,160	$24,289	$871	3.6	$49,429	$46,781	2,648	5.7

	Weighted Average Occupancy For the Three Months Ended June 30,				Weighted Average Occupancy For the Six Months Ended June 30,
	2016	2015			2016	2015
Same Properties	92.7%	89.9%			92.6%	89.8%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of June 30, 2016: Storey Park.

(2)
Includes property results for: Storey Park, the NOVA Non-Core Portfolio, Cedar Hill I and III, Newington Business Park Center and Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(3)	Excludes termination fee income for comparative purposes.

(4)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI increased $0.9 million and $2.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues increased $1.0 million and $2.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 primarily due to an increase in occupancy. Total same property operating expenses increased $0.1 million for the three months ended June 30, 2016 and decreased $0.1 million for the six months ended June 30, 2016 compared with the same periods in 2015. The increase in property operating expenses for the three months ended June 30, 2016 was due to an increase in real estate tax expense due to higher real estate tax assessments, which was partially offset by decrease in utility expenses and space improvement costs. The decrease in property operating expenses for the six months ended June 30, 2016 was due to decreases in snow and ice removal costs, utility expenses and space improvement costs, which was partially offset by an increase in real estate tax expense due to higher real estate tax assessments.

Reconciliation of Same Property NOI for Our Reporting Segments (Three months ended June 30, 2016 and 2015)

The following tables provide a reconciliation of our Same Property NOI for our reporting segments to our consolidated net (loss) income for the three months ended June 30, 2016 and 2015. A detailed discussion of each reporting segment’s Same Property NOI results for the three months ended June 30, 2016 compared with the same period in 2015 follows these tables.

	2016
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$11,539	$10,757	$8,707	$7,264	$38,267
Property operating expense(3)	(2,590)	(2,076)	(2,199)	(1,551)	(8,416)
Real estate taxes and insurance	(2,206)	(960)	(934)	(591)	(4,691)
Same Property NOI(1)	$6,743	$7,721	$5,574	$5,122	25,160

Non-comparable net operating income(4)					(130)
Depreciation and amortization expense					(15,141)
General and administrative					(4,305)
Impairment of rental property					(2,772)
Total other expenses					(4,804)
Net loss					$(1,992)

	2015
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$11,104	$10,384	$8,643	$7,151	$37,282
Property operating expense(3)	(2,830)	(2,404)	(1,804)	(1,719)	(8,757)
Real estate taxes and insurance	(1,956)	(858)	(812)	(610)	(4,236)
Same Property NOI(1)	$6,318	$7,122	$6,027	$4,822	24,289

Non-comparable net operating income(4)					3,278
Depreciation and amortization expense					(16,817)
General and administrative					(4,979)
Total other expenses					(5,295)
Net income					$476

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of June 30, 2016: Storey Park.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for: Storey Park, the NOVA Non-Core Portfolio, Cedar Hill I and III, Newington Business Park Center and Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Reconciliation of Same Property NOI for Our Reporting Segments (Six months ended June 30, 2016 and 2015)

The following tables provide a reconciliation of our Same Property NOI for our reporting segments to our consolidated net (loss) income for the six months ended June 30, 2016 and 2015. A detailed discussion of each reporting segment’s Same Property NOI results for the six months ended June 30, 2016 compared with the same period in 2015 follows these tables.

	2016
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$22,789	$22,201	$17,648	$14,775	$77,413
Property operating expense(3)	(5,502)	(5,264)	(4,433)	(3,407)	(18,606)
Real estate taxes and insurance	(4,353)	(1,889)	(1,930)	(1,206)	(9,378)
Same Property NOI(1)	$12,934	$15,048	$11,285	$10,162	49,429

Non-comparable net operating income(4)					1,545
Depreciation and amortization expense					(30,147)
General and administrative					(8,884)
Impairment of rental property					(2,772)
Total other expenses					(11,264)
Net loss					$(2,093)

	2015
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$22,107	$21,477	$17,150	$14,106	$74,840
Property operating expense(3)	(5,865)	(6,060)	(4,002)	(3,489)	(19,416)
Real estate taxes and insurance	(3,979)	(1,710)	(1,768)	(1,186)	(8,643)
Same Property NOI(1)	$12,263	$13,707	$11,380	$9,431	46,781

Non-comparable net operating income(4)					6,478
Depreciation and amortization expense					(33,151)
General and administrative					(10,505)
Total other expenses					(8,028)
Income from discontinued operations					(607)
Net income					$968

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of June 30, 2016: Storey Park.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for: Storey Park, the NOVA Non-Core Portfolio, Cedar Hill I and III, Newington Business Park Center and Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Washington, D.C.
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	6	6	—	—	6	6	—	—
Same property revenues
Rental	$9,085	$8,812	$273	3.1	$17,784	$17,289	$495	2.9
Tenant reimbursements and other(2)	2,454	2,292	162	7.1	5,005	4,818	187	3.9
Total same property revenues	11,539	11,104	435	3.9	22,789	22,107	682	3.1
Same property operating expenses
Property(3)	2,590	2,830	(240)	(8.5)	5,502	5,865	(363)	(6.2)
Real estate taxes and insurance	2,206	1,956	250	12.8	4,353	3,979	374	9.4
Total same property operating expenses	4,796	4,786	10	0.2	9,855	9,844	11	0.1
Same Property NOI:	$6,743	$6,318	$425	6.7	$12,934	$12,263	$671	5.5
Reconciliation to total property operating income:
Same Property NOI	$6,743	$6,318			$12,934	$12,263
Non-comparable net operating income(4)	(148)	(107)			(391)	(182)
Total property operating income	$6,595	$6,211			$12,543	$12,081

	Weighted Average Occupancy For the Three Months Ended June 30,				Weighted Average Occupancy For the Six Months Ended June 30,
	2016	2015			2016	2015
Same Properties	89.5%	88.3%			89.0%	86.2%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of June 30, 2016: Storey Park.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for: Storey Park. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Washington, D.C. properties increased $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. For the three and six months ended June 30, 2016, total same property revenues increased $0.4 million and $0.7 million, respectively, compared with the same periods in 2015 as a result of an increase in occupancy of the Washington, D.C. properties. Total same property operating expenses remained relatively flat for both the three and six months ended June 30, 2016 as decreases in utility expenses were offset by increases in real estate tax expenses due to higher real estate tax assessments.

Maryland
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	34	34	—	—	34	34	—	—
Same property revenues
Rental	$9,256	$8,775	$481	5.5	$18,453	$17,549	904	5.2
Tenant reimbursements and other(2)	1,501	1,609	(108)	(6.7)	3,748	3,928	(180)	(4.6)
Total same property revenues	10,757	10,384	373	3.6	22,201	21,477	724	3.4
Same property operating expenses
Property(3)	2,076	2,404	(328)	(13.6)	5,264	6,060	(796)	(13.1)
Real estate taxes and insurance	960	858	102	11.9	1,889	1,710	179	10.5
Total same property operating expenses	3,036	3,262	(226)	(6.9)	7,153	7,770	(617)	(7.9)
Same Property NOI	$7,721	$7,122	$599	8.4	$15,048	$13,707	1,341	9.8
Reconciliation to total property operating income:
Same Property NOI	$7,721	$7,122			$15,048	$13,707
Non-comparable net operating income(4)	122	371			222	581
Total property operating income	$7,843	$7,493			$15,270	$14,288

	Weighted Average Occupancy For the Three Months Ended June 30,				Weighted Average Occupancy For the Six Months Ended June 30,
	2016	2015			2016	2015
Same Properties	93.3%	90.4%			93.0%	90.5%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for: Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Maryland properties increased $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues increased $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to an increase in occupancy at the Maryland properties. Total same property operating expenses decreased $0.2 million and $0.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to decreases in snow and ice removal costs, anticipated bad debt reserves and utilities expense, which were partially offset by an increase in real estate tax expenses due to higher real estate tax assessments.

Northern Virginia
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	14	14	—	—	14	14	—	—
Same property revenues
Rental	$6,934	$6,841	93	1.4	$13,881	$13,492	$389	2.9
Tenant reimbursements and other(2)	1,773	1,802	(29)	(1.6)	3,767	3,658	109	3.0
Total same property revenues	8,707	8,643	64	0.7	17,648	17,150	498	2.9
Same property operating expenses
Property(3)	2,199	1,804	395	21.9	4,433	4,002	431	10.8
Real estate taxes and insurance	934	812	122	15.0	1,930	1,768	162	9.2
Total same property operating expenses	3,133	2,616	517	19.8	6,363	5,770	593	10.3
Same Property NOI	$5,574	$6,027	(453)	(7.5)	$11,285	$11,380	$(95)	(0.8)
Reconciliation to total property operating income:
Same Property NOI	$5,574	$6,027			$11,285	$11,380
Non-comparable net operating (loss) income(4)	(4)	3,137			1,975	6,284
Total property operating income	$5,570	$9,164			$13,260	$17,664

	Weighted Average Occupancy For the Three Months Ended June 30,				Weighted Average Occupancy For the Six Months Ended June 30,
	2016	2015			2016	2015
Same Properties	91.7%	90.4%			92.0%	91.6%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for: the NOVA Non-Core Portfolio, Cedar Hill I and III and Newington Business Park Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Northern Virginia properties decreased $0.5 million and $0.1 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues increased $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to an increase in occupancy at the Northern Virginia properties. Total same property operating expenses increased $0.5 million and $0.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to increases in anticipated bad debt reserves at several properties and real estate tax expenses due to higher real estate tax assessments.

Southern Virginia
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	19	19	—	—	19	19	—	—
Same property revenues
Rental	$6,279	$5,974	305	5.1	$12,586	$11,783	$803	6.8
Tenant reimbursements and other(2)	985	1,177	(192)	(16.3)	2,189	2,323	(134)	(5.8)
Total same property revenues	7,264	7,151	113	1.6	14,775	14,106	669	4.7
Same property operating expenses
Property(3)	1,551	1,719	(168)	(9.8)	3,407	3,489	(82)	(2.4)
Real estate taxes and insurance	591	610	(19)	(3.1)	1,206	1,186	20	1.7
Total same property operating expenses	2,142	2,329	(187)	(8.0)	4,613	4,675	(62)	(1.3)
Same Property NOI	$5,122	$4,822	300	6.2	$10,162	$9,431	$731	7.8
Reconciliation to total property operating income:
Same Property NOI	$5,122	$4,822			$10,162	$9,431
Non-comparable net operating loss(4)	(100)	(123)			(261)	(205)
Total property operating income	$5,022	$4,699			$9,901	$9,226

	Weighted Average Occupancy For the Three Months Ended June 30,				Weighted Average Occupancy For the Six Months Ended June 30,
	2016	2015			2016	2015
Same Properties	94.5%	89.8%			94.4%	89.4%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)	Includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Southern Virginia properties increased $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues increased $0.1 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 due to an increase in occupancy of the Southern Virginia properties. Total same property operating expenses decreased $0.2 million and $0.1 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 primarily due to a reduction in repairs and maintenance costs.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities (including both internal growth through redevelopment, as well as external growth through acquisitions). As previously disclosed in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarter ended March 31, 2016, we completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we have begun implementing our previously announced strategic plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values (“the Strategic Plan”).

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

•	Manage our cost structure by reducing corporate overhead and general and administrative expenses.

•	Reduce our targeted annualized common share dividend from $0.60 to $0.40.

We have executed on several key components of our previously disclosed Strategic Plan. As of the date of this filing, we have sold over $200 million of non-core assets, beginning with the December 2015 sales of Newington Business Park Center, and Cedar Hill I and III. On January 19, 2016, we used the combined proceeds from the sale of Newington Business Park Center, and Cedar Hill I and III to redeem 2.2 million 7.750% Series A Preferred Shares. On April 27, 2016, we used the proceeds from the sale of the NOVA Non-Core Portfolio to redeem an additional 3.6 million 7.750% Series A Preferred Shares. Finally, on July 6, 2016, we used proceeds from the prepayment of a note receivable to redeem the remaining 0.6 million 7.750% Series A Preferred Shares and to pay down a portion of the outstanding balance under our unsecured revolving credit facility. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the final outstanding shares on July 6, 2016.

In addition, we have focused on reducing our corporate overhead costs. For the three and six months ended June 30, 2016, our general and administrative expense was $4.3 million and $8.9 million, respectively, compared with $5.0 million and $10.5 million for the three and six months ended June 30, 2015, respectively. Even excluding $0.4 million of separation costs recorded in the first quarter of 2015, our general and administrative expense decreased 14% and 12% for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Finally, as previously disclosed in connection with our Strategic Plan, on April 26, 2016, the Board of Trustees declared a reduction of our dividend rate by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per share, and was effective for the dividends paid on May 16, 2016. On July 25, 2016, we declared a dividend of $0.10 per common share to be paid on August 15, 2016 to common shareholders of record as of August 8, 2016.

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

In June 2016, we used the $34.0 million of proceeds we received from the prepayment of a note receivable to pay down a portion of the outstanding balance of our unsecured revolving credit facility, which had an outstanding balance of $147.0 million at June 30, 2016, and gave notice of our intention to redeem the remaining 0.6 million 7.750% Series A Preferred Shares. In July 2016, we borrowed $15.0 million under the unsecured revolving credit facility to redeem the remaining 0.6 million 7.750% Series A Preferred Shares. On July 25, 2016, our consolidated joint venture utilized proceeds from the sale of Storey Park to repay the $22.0 million land loan at the property, and we used our portion of the remaining proceeds to repay $27.0 million of the outstanding balance under the unsecured revolving credit facility. As of the date of this filing, we had $135.0 million outstanding and $161.1 million available under the unsecured revolving credit facility. In May 2016, we extended the maturity date of our 440 First Street, NW Construction Loan for one year to May 2017. In the next 12 months, we have $44.5 million of consolidated debt maturing. For a list of principal debt balances and their maturity dates, as well as a reconciliation of our borrowings to the net debt balances presented in our consolidated balance sheets, see note 8, Debt.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 13% of our annualized cash basis rent is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

We own three single-tenant buildings that had leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons). In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland Corporate Center property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate the new tenant at 540 Gaither Road will take occupancy in early 2018. The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which will expire in July 2017. CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, has a lease that is scheduled to expire on December 31, 2016. Based on our informal discussions with CACI International, we are proceeding on the assumption that this lease will terminate upon its scheduled expiration. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. Currently, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW, selling One Fair Oaks and gauging new tenant interest to lease these properties, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other renewal discussions or the alternative strategies for the properties.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of June 30, 2016, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, 440 First Street, NW Construction Loan, Northern Virginia Construction Loan and Storey Park Land Loan. On July 25, 2016, in connection with our 97% owned consolidated joint venture’s sale of Storey Park, we repaid the entire balance of the Storey Park Land Loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at June 30, 2016 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan, Construction Loans and Storey Park Land Loan

Covenants	Quarter Ended June 30, 2016	Covenant
Consolidated Total Leverage Ratio(1)	47.8%	≤ 60%
Tangible Net Worth(1)	$914,010	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.44x	≥ 1.50x
Maximum Dividend Payout Ratio	60.8%	≤ 95%

Restricted Indebtedness:
Maximum Secured Debt	21.9%	≤ 40%
Unencumbered Pool Leverage(1)	45.1%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.91x	≥ 1.75x

(1)
These are the only covenants that apply to our 440 First Street, NW Construction Loan, Northern Virginia Construction Loan and Storey Park Land Loan, which are calculated in accordance with the amended, restated and consolidated unsecured revolving credit facility.

Cash Flows

Due to the nature of our business, we rely on working capital and net cash provided by operations and, if necessary, borrowings under our unsecured revolving credit facility to fund our short-term liquidity needs. Net cash provided by operations is substantially dependent on the continued receipt of rental payments and other expenses reimbursed by our tenants. The ability of tenants to meet their obligations, including the payment of rent contractually owed to us, and our ability to lease space to new or replacement tenants on favorable terms, could affect our cash available for short-term liquidity needs. We intend to meet short and long term funding requirements for debt maturities, interest payments, dividend distributions and capital expenditures through cash flow provided by operations, long-term secured and unsecured indebtedness, including borrowings under our unsecured revolving credit facility, proceeds from asset dispositions and the issuance of equity and debt securities. However, we may not be able to obtain capital from such sources on favorable terms, in the time period we desire, or at all. In addition, our continued ability to borrow under our existing debt instruments is subject to compliance with our financial and operating covenants and a failure to comply with such covenants could cause a default under the applicable debt agreement. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all.

We may also fund building acquisitions, development, redevelopment and other non-recurring capital improvements through additional borrowings, issuance of common Operating Partnership units or sales of assets, outright or through joint ventures.

Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2016	2015	Change
Net cash provided by operating activities	$31,879	$28,104	$3,775
Net cash provided by investing activities	83,183	55,109	28,074
Net cash used in financing activities	(114,886)	(83,801)	(31,085)

Net cash provided by operating activities increased $3.8 million for the six months ended June 30, 2016 compared with the same period in 2015 primarily due to an increase in net operating income, which was due to an increase in occupancy in our portfolio, and a decrease in general and administrative expenses. Additionally, there was a decrease in accounts and other receivables and deferred costs for the six months ended June 30, 2016 compared with the same period in 2015. The increase in net cash provided by operating activities was partially offset by an decrease in accounts payables.

Net cash provided by investing activities increased $28.1 million for the six months ended June 30, 2016 compared with the same period in 2015. During the six months ended June 30, 2016, the owners of 950 F Street, NW prepaid a mezzanine loan that had an outstanding balance of $34.0 million. In addition, we received aggregate net proceeds of $90.5 million from the sale of the NOVA Non-Core Portfolio. During the six months ended June 30, 2015, we received aggregate net proceeds of $56.9 million from the sale of the Richmond Portfolio, which does not include cash used to prepay the mortgage debt secured by certain properties in the Richmond Portfolio. In addition, during the six months ended June 30, 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The increase in cash provided by investing activities for the three months ended June 30, 2016 compared with the same period in 2015 was partially offset by a $10.2 million combined increase in cash used for construction activities and additions to rental property and furniture fixtures and equipment, which was primarily driven by costs incurred for the NOVA build-to-suit, as well as costs incurred for a major renovation project at 1401 K Street, NW.

Net cash used in financing activities increased $31.1 million for the six months ended June 30, 2016 compared with the same period in 2015. We issued $201.4 million of debt and repaid $151.0 million of outstanding debt during the six months ended June 30, 2016, compared with the issuance of $26.0 million of debt and the repayment of $84.9 million of outstanding debt during the six months ended June 30, 2015. In addition, we used aggregate cash from the sales of Newington Business Park Center, and Cedar Hill I and III in December 2015, as well as cash from the sale of the NOVA Non-Core Portfolio in March 2016, to redeem a total of 5.8 million 7.750% Series A Preferred Shares with a total face value of $145.0 million during the six months ended June 30, 2016.

Contractual Obligations

As of June 30, 2016, we had contractual construction in progress obligations, which included amounts accrued at June 30, 2016, of $2.1 million. The amount of contractual construction in progress obligations are primarily related to development activities for the NOVA build-to-suit project located in our Northern Virginia reporting segment, which is expected to be completed in the third quarter of 2016. As of June 30, 2016, we had contractual rental property and furniture, fixtures and equipment obligations of $11.0 million outstanding, which included amounts accrued at June 30, 2016. The amount of contractual rental property and furniture, fixtures and equipment obligations at June 30, 2016 included significant tenant improvement costs for the tenant at the NOVA build-to-suit project and capital improvement costs at 1401K Street, NW, which is located in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of June 30, 2016, we remained liable to those local municipalities for $2.5 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of June 30, 2016.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of June 30, 2016, owned 100% of the preferred interest and 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests that are owned by unrelated parties. In July 2016, we redeemed our remaining 7.750% Series A Preferred Shares and now only have common shares and Operating Partnership units outstanding. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

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

Dividends

On April 26, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on May 16, 2016 to common shareholders of record as of May 9, 2016. We also declared a dividend of $0.484375 per share on our 7.750% Series A Preferred Shares. The dividend was paid on May 16, 2016 to preferred shareholders of record as of May 9, 2016.

On July 25, 2016, we declared a dividend of $0.10 per common share to be paid on August 15, 2016 to common shareholders of record as of August 8, 2016. As discussed above, we redeemed the remaining 0.6 million outstanding shares of our 7.750% Series A Preferred Shares on July 6, 2016, and the 7.750% Series A Preferred Shares were delisted from trading on the New York Stock Exchange upon such redemption.

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

We consider FFO and FFO available to common shareholders useful measures of performance for an equity REIT as they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of rental property diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by investors and analysts. However, FFO does not represent amounts available for our discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

Our presentation of FFO in accordance with NAREIT’s definition should not be considered as an alternative to net (loss) income attributable to common shareholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net loss attributable to common shareholders to FFO and FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common shareholders	$(5,491)	$(2,510)	$(9,597)	$(5,005)
Add: Depreciation and amortization:
Rental property	15,141	16,817	30,147	33,151
Discontinued operations	—	—	—	1,222
Unconsolidated joint ventures	895	1,032	1,776	2,043
Impairment of rental property(1)	2,772	—	2,772	—
Loss (gain) on sale of rental property(2)	—	—	1,155	(857)
Net loss attributable to noncontrolling interests in the Operating Partnership	(294)	(112)	(427)	(224)
FFO available to common shareholders and unitholders	13,023	15,227	25,826	30,330
Dividends on preferred shares	794	3,100	3,042	6,200
Issuance costs of redeemed preferred shares	3,095	—	4,999	—
FFO	$16,912	$18,327	$33,867	$36,530
Weighted average common shares and Operating Partnership units outstanding – diluted	60,230	60,982	60,232	60,969

(1)	In the second quarter of 2016, we recorded a $2.8 million impairment related to Storey Park, which was sold on July 25, 2016.

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

We had $782.5 million of gross debt outstanding at June 30, 2016, of which $246.7 million was fixed-rate debt and $300.0 million was hedged variable-rate debt. The remainder of our gross debt, $235.8 million, was unhedged variable-rate debt that consisted of $147.0 million under the unsecured revolving credit facility, a $22.0 million outstanding balance under the Storey Park Land Loan, a $32.2 million outstanding balance under the 440 First Street, NW Construction Loan and a $34.6 million outstanding balance under the Northern Virginia Construction Loan. At June 30, 2016, both the Storey Park Land Loan and the 440 First Street, NW Construction Loan had a contractual interest rate of LIBOR plus 2.50%, and the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At June 30, 2016, LIBOR was 0.47%. A change in interest rates of 100 basis points would result in an increase or decrease of $2.4 million in interest expense on our unhedged variable rate debt on an annualized basis. On July 25, 2016, in connection with the sale of Storey Park, we repaid the entire balance of the Storey Park Land Loan.

In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. Our gross debt balances exclude a total of $7.1 million and $8.0 million of unamortized deferred financing costs at June 30, 2016 and December 31, 2015, respectively

The table below summarizes our interest rate swap agreements as of June 30, 2016 (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2016(1)	$35,000	LIBOR	1.754%
July 2016(1)	25,000	LIBOR	1.763%
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$300,000		1.505%

(1) The swap agreements expired on July 18, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of June 30, 2016, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of June 30, 2016, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the six months ended June 30, 2016. During the six months ended June 30, 2016, 41,591 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the six months ended June 30, 2016.

Issuer Purchases of Equity Securities

In July 2015, our Board of Trustees authorized a share repurchase program that allows us to acquire up to five million of our common shares from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We are not obligated to acquire any particular amount of common shares and the share repurchase program may be suspended by the Board of Trustees at any time. During 2015, we repurchased 924,198 common shares at a weighted-average share price of $10.99 for a total purchase price of $10.2 million. During the three and six months ended June 30, 2016, we did not repurchase any common shares under the share repurchase program, and as of the date of this filing, we are no longer authorized to repurchase any additional common shares under the previously authorized share repurchase program.

During the quarter ended June 30, 2016, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of our common share repurchases during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2016 through April 30, 2016	—	$—	—	4,075,802
May 1, 2016 through May 31, 2016	—	—	—	4,075,802
June 1, 2016 through June 30, 2016	1,669	9.11	—	4,075,802
Total	1,669	$9.11	—	4,075,802

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

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

10.1†
Amendment No. 4 to First Potomac Realty Trust 2009 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016 (File No. 001-31824)).

31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer.
32.2**	Section 906 Certification of Chief Financial Officer.

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: July 28, 2016	/s/ Robert Milkovich
Robert Milkovich
President, Chief Executive Officer and Chief Operating Officer

Date: July 28, 2016	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President, Chief Financial Officer and Treasurer