Form 10-Q
period 2016-09-30
FIRST POTOMAC REALTY TRUST
filed 2016-10-28
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 27, 2016, there were 58,314,831 common shares, par value $0.001 per share, outstanding.

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

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Rental property, net	$1,079,970	$1,130,266
Assets held-for-sale	—	90,674
Cash and cash equivalents	14,767	13,527
Escrows and reserves	931	2,514
Accounts and other receivables, net of allowance for doubtful accounts of $1,203 and $876, respectively	6,750	9,868
Accrued straight-line rents, net of allowance for doubtful accounts of $449 and $105, respectively	40,975	36,888
Notes receivable	—	34,000
Investment in affiliates	49,109	48,223
Deferred costs, net	44,702	36,537
Prepaid expenses and other assets	6,755	6,950
Intangible assets, net	26,711	32,959
Total assets	$1,270,670	$1,442,406
Liabilities:
Mortgage loans, net	$309,116	$307,769
Unsecured term loan, net	299,374	299,404
Unsecured revolving credit facility, net	130,353	116,865
Liabilities held-for-sale	—	1,513
Accounts payable and other liabilities	44,373	47,972
Accrued interest	1,512	1,603
Rents received in advance	7,907	6,003
Tenant security deposits	5,183	4,982
Deferred market rent, net	1,874	2,154
Total liabilities	799,692	788,265

Noncontrolling interests in the Operating Partnership	26,155	28,813
Equity:
Preferred Shares, $0.001 par value per share, 50,000 shares authorized;
7.750% Series A Preferred Shares, $25 per share liquidation preference, 0 and 6,400 shares issued and outstanding, respectively	—	160,000
Common shares, $0.001 par value per share, 150,000 shares authorized; 58,315 and 57,718 shares issued and outstanding, respectively	58	58
Additional paid-in capital	915,413	907,220
Noncontrolling interests in a consolidated partnership	—	800
Accumulated other comprehensive loss	(1,928)	(2,360)
Dividends in excess of accumulated earnings	(468,720)	(440,390)
Total equity	444,823	625,328
Total liabilities, noncontrolling interests and equity	$1,270,670	$1,442,406
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental	$32,416	$34,828	$97,813	$104,051
Tenant reimbursements and other	7,756	8,026	23,548	25,690
Total revenues	40,172	42,854	121,361	129,741
Operating expenses:
Property operating	9,500	10,901	29,580	34,676
Real estate taxes and insurance	4,755	4,815	14,891	14,668
General and administrative	4,112	4,605	12,995	15,110
Depreciation and amortization	13,928	16,758	44,075	49,909
Impairment of rental property	—	—	2,772	—
Total operating expenses	32,295	37,079	104,313	114,363
Operating income	7,877	5,775	17,048	15,378
Other expenses (income)
Interest expense	6,414	6,589	19,798	20,222
Interest and other income	(115)	(995)	(2,219)	(5,797)
Equity in earnings of affiliates	(664)	(432)	(1,883)	(1,235)
(Gain) loss on sale of rental property	—	(3,384)	1,155	(3,384)
Loss on debt extinguishment	—	—	48	—
Total other expenses (income)	5,635	1,778	16,899	9,806
Income from continuing operations	2,242	3,997	149	5,572
Discontinued operations:
Loss from operations	—	—	—	(975)
Loss on debt extinguishment	—	—	—	(489)
Gain on sale of rental property	—	—	—	857
Loss from discontinued operations	—	—	—	(607)
Net income	2,242	3,997	149	4,965
Less: Net (income) loss attributable to noncontrolling interests	(107)	(38)	430	189
Net income attributable to First Potomac Realty Trust	2,135	3,959	579	5,154
Less: Dividends on preferred shares	(11)	(3,100)	(3,053)	(9,300)
Less: Issuance costs of redeemed preferred shares	(517)	—	(5,515)	—
Net income (loss) attributable to common shareholders	$1,607	$859	$(7,989)	$(4,146)
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to common shareholders	$0.03	$0.01	$(0.14)	$(0.06)
Loss from discontinued operations attributable to common shareholders	—	—	—	(0.01)
Net income (loss) attributable to common shareholders	$0.03	$0.01	$(0.14)	$(0.07)
Weighted average common shares outstanding:
Basic	57,597	57,961	57,572	58,155
Diluted	57,825	58,045	57,572	58,155
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,242	$3,997	$149	$4,965
Unrealized gain on derivative instruments	1,112	171	879	560
Unrealized loss on derivative instruments	—	(903)	(427)	(1,620)
Total comprehensive income	3,354	3,265	601	3,905
Net (income) loss attributable to noncontrolling interests	(107)	(38)	430	189
Net (gain) loss from derivative instruments attributable to noncontrolling interests	(48)	31	(20)	45
Comprehensive income attributable to First Potomac Realty Trust	$3,199	$3,258	$1,011	$4,139
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$149	$4,965
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	—	(857)
Depreciation and amortization	—	1,222
Depreciation and amortization	44,843	50,387
Stock based compensation	1,625	2,337
Bad debt expense	790	525
Amortization of deferred market rent	236	132
Amortization of financing costs and discounts	1,184	1,048
Equity in earnings of affiliates	(1,883)	(1,235)
Distributions from investments in affiliates	997	632
Impairment of rental property	2,772	—
Loss (gain) on sale of rental property	1,155	(3,384)
Changes in assets and liabilities:
Escrows and reserves	1,387	1,111
Accounts and other receivables	2,653	1,151
Accrued straight-line rents	(4,725)	(6,781)
Prepaid expenses and other assets	(641)	(868)
Tenant security deposits	(547)	(613)
Accounts payable and accrued expenses	7,433	1,114
Accrued interest	(92)	(125)
Rents received in advance	1,365	(1,952)
Deferred costs	(12,331)	(6,069)
Total adjustments	46,221	37,775
Net cash provided by operating activities	46,370	42,740
Cash flows from investing activities:
Proceeds from sale of rental property	143,159	71,899
Principal payments from note receivable	34,000	29,720
Change in escrow and reserve accounts	196	176
Additions to rental property and furniture, fixtures and equipment	(37,313)	(36,832)
Additions to construction in progress	(11,394)	(13,014)
Contributions to investment in affiliates	—	(405)
Net cash provided by investing activities	128,648	51,544
Cash flows from financing activities:
Financing costs	(315)	(2,236)
Issuance of debt	224,408	180,956
Repayments of debt	(210,964)	(226,155)
Dividends to common shareholders	(20,323)	(26,425)
Dividends to preferred shareholders	(4,603)	(9,300)
Distributions to consolidated joint venture partners	(727)	(96)
Distributions to noncontrolling interests	(909)	(1,181)
Repurchase of common shares	—	(10,180)
Redemption of preferred shares	(160,000)	—
Redemption of operating partnership units	(345)	(134)
Proceeds from stock option exercises	—	19
Net cash used in financing activities	(173,778)	(94,732)
Net increase (decrease) in cash and cash equivalents	1,240	(448)
Cash and cash equivalents, beginning of period	13,527	13,323
Cash and cash equivalents, end of period	$14,767	$12,875

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the nine months ended September 30, is as follows (dollars in thousands):

	2016	2015
Cash paid for interest, net	$18,444	$19,078
Non-cash investing and financing activities:
Value of common shares retired to settle employee income tax obligations	137	454
Change in fair value of the outstanding common Operating Partnership units	(1,069)	(1,123)
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(1,556)	(2,034)
Additions to development and redevelopment	(5,465)	640

Cash paid for interest on indebtedness is net of capitalized interest of $0.7 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Certain of our employees surrendered common shares owned by them valued at $0.1 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”), are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At September 30, 2016 and 2015, we recorded adjustments of $3.2 million and $3.6 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At both September 30, 2016 and 2015, we accrued $7.3 million of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. At September 30, 2016 and 2015, we accrued $0.1 million and $2.0 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

We conduct our business through our Operating Partnership. We are the sole general partner of, and, as of September 30, 2016, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At September 30, 2016, we wholly owned properties totaling 6.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 0.6 million square feet of additional development. Our consolidated properties were 92.8% occupied by 382 tenants at September 30, 2016. We derive substantially all of our revenue from leases of space within our properties. As of September 30, 2016, our largest tenant was the U.S. Government, which accounted for 15.7% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 26.9% of our total annualized cash basis rent as of September 30, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of September 30, 2016 and the results of our operations, our comprehensive income and our cash flows for the three and nine months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year, as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of the carrying value of a property, an impairment analysis is performed. We assess potential impairments based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. This estimate is based on projections of future revenues, expenses, capital improvement costs to maintain the operating capacity, expected holding periods and capitalization rates. These cash flows consider factors such as expected market trends and leasing prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment based on forecasted undiscounted cash flows, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Further, we will record an impairment loss if we expect to dispose of a property in the near term at a price below carrying value. In such an event, we will record an impairment loss based on the difference between a property’s carrying value and its projected sales price less any estimated costs to sell.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three and nine months ended September 30, 2016 and 2015. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Our collectability of our notes receivable may be adversely impacted by the financial stability of the Washington, D.C. region and the ability of the underlying assets to keep current tenants or attract new tenants. Estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. During the second quarter of 2016, we received the full repayment of a mezzanine loan with an outstanding principal balance of $34.0 million. We did not have any notes receivable outstanding at September 30, 2016. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during nine months ended September 30, 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB deferred by one year the mandatory effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. Early adoption is permitted, but not prior to the original effective date of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have begun to evaluate each of the revenue streams under the new model and the pattern of recognition is not expected to change significantly. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to record on the balance sheet a right-of-use asset with a corresponding lease liability created by lease terms of more than 12 months. Additional qualitative and quantitative disclosures will also be required. The guidance will become effective for periods beginning after December 15, 2018 and will be applied using a modified retrospective transition method. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2016 and early adoption is permitted. ASU 2016-09 permits the use of the cumulative-effect and prospective methods. We did not elect to early adopt the standard, and the standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The guidance addresses eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs and distributions received from equity-method investees. The guidance will become effective for periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 requires the use of a retrospective transition method to each period presented. If such retrospective transition is impracticable for certain issues, the adoption of ASU 2016-15 for the applicable issues may be applied prospectively as of the earliest date practicable. While we are currently evaluating the impact of this standard and whether we will elect to early adopt the standard, we do not believe this standard will have a material impact on our consolidated financial statements or related disclosures.

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

The following table sets forth the computation of our basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per common share:
Income from continuing operations	$2,242	$3,997	$149	$5,572
Loss from discontinued operations	—	—	—	(607)
Net income	2,242	3,997	149	4,965
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(107)	(38)	430	163
Less: Net loss from discontinued operations attributable to noncontrolling interests	—	—	—	26
Net income attributable to First Potomac Realty Trust	2,135	3,959	579	5,154
Less: Dividends on preferred shares	(11)	(3,100)	(3,053)	(9,300)
Less: Issuance costs of redeemed preferred shares (1)	(517)	—	(5,515)	—
Net income (loss) attributable to common shareholders	1,607	859	(7,989)	(4,146)
Less: Allocation to participating securities	(53)	(69)	(179)	(211)
Net income (loss) attributable to common shareholders	$1,554	$790	$(8,168)	$(4,357)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding:
Basic	57,597	57,961	57,572	58,155
Diluted	57,825	58,045	57,572	58,155
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to common shareholders	$0.03	$0.01	$(0.14)	$(0.06)
Loss from discontinued operations attributable to common shareholders	—	—	—	(0.01)
Net income (loss) attributable to common shareholders	$0.03	$0.01	$(0.14)	$(0.07)

(1)
Represents the original issuance costs associated with the redemption of 0.6 million and 6.4 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares during the three and nine months ended September 30, 2016, respectively.

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock option awards	929	987	976	1,037
Non-vested share awards	479	307	533	374
	1,408	1,294	1,509	1,411

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	September 30, 2016	December 31, 2015(1)
Land and land improvements	$284,463	$280,149
Buildings and improvements	831,076	793,184
Construction in progress	13,982	97,361
Tenant improvements	191,598	168,946
Furniture, fixtures and equipment	398	410
	1,321,517	1,340,050
Less: accumulated depreciation	(241,547)	(209,784)
	$1,079,970	$1,130,266
(1) Excludes rental property totaling $90.6 million at December 31, 2015 related to the NOVA Non-Core Portfolio (as defined in note 7, Dispositions), which was classified as held-for-sale at December 31, 2015 and was sold on March 25, 2016.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At September 30, 2016, we owned developable land that can accommodate 0.6 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building (the “NOVA build-to-suit”) in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We substantially completed construction of the new building in the first quarter of 2016, and we substantially completed the construction of the tenant improvements during the third quarter of 2016. We commenced revenue recognition in August 2016, at which time the building was placed in-service. Our total investment in the newly constructed building, excluding tenant improvements and leasing commission costs, was $34.6 million as of September 30, 2016, which related to the completion of the building and included the original cost basis of the applicable portion of the vacant land of $5.2 million.

On August 4, 2011, we formed a joint venture, in which we had a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which could accommodate up to 712,000 square feet. On July 25, 2016, our consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. In June 2016, we recorded a $2.8 million impairment charge based on the sales price, less estimated selling costs. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we began marketing the property for sale.

During the third quarter of 2016, other than the NOVA build-to-suit, we did not place in-service any completed development or redevelopment space. At September 30, 2016, we did not have any completed development or redevelopment space that had yet to be placed in-service.

(5) Notes Receivable

On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that was secured by a portion of the owners’ interest in the property and had an outstanding balance of $34.0 million. The loan required monthly interest-only payments and had a fixed interest rate of 9.75%. The mezzanine loan was scheduled to mature on April 1, 2017 and had been prepayable since December 21, 2015. In addition to the prepayment of the loan's entire principal balance, we received interest through June 24, 2016 and an exit fee upon the loan's prepayment. We recognized $0.2 million of accelerated income in the second quarter of 2016 related to the payment of the exit fee, which is reflected in “Interest and other income” on our consolidated statement of operations for the nine months ended September 30, 2016. We used the proceeds from the prepayment of the note receivable to redeem the remaining 0.6 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”) outstanding and to pay down a portion of our unsecured revolving credit facility.

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The loan had a fixed-interest rate of 9.0% and was scheduled to mature on May 1, 2016. We received a yield maintenance payment of $2.4 million with the prepayment of the loan, which is reflected within “Interest and other income” on our consolidated statement of operations for the nine months ended September 30, 2015.

We recorded interest income related to our notes receivable of $1.6 million for the nine months ended September 30, 2016, and $0.8 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, which is included within “Interest and other income” on our consolidated statements of operations. No interest income related to our notes receivable was recorded for the three months ended September 30, 2016.

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

	Reporting Segment	Ownership Interest	Investment at September 30, 2016	Investment at December 31, 2015
Prosperity Metro Plaza	Northern Virginia	51%	$26,180	$24,909
1750 H Street, NW	Washington, D.C.	50%	14,661	15,168
Aviation Business Park(1)	Maryland	50%	5,890	5,899
Rivers Park I and II(1)(2)	Maryland	25%	2,378	2,247
			$49,109	$48,223
(1) As of the date of this filing, the applicable joint ventures have engaged sales brokers to market these properties for sale. We anticipate completing the sales in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of such sales, or that such sales will ultimately occur.

(2)	Rivers Park I and Rivers Park II are owned through two separate joint ventures.

The following table provides a summary of the mortgage debt held by our unconsolidated joint ventures (dollars in thousands):

	FPO Ownership	Effective Interest Rate	Maturity Date	Principal Balance at September 30, 2016(1)	Principal Balance at December 31, 2015(1)
Rivers Park I and II(2)	25%	LIBOR + 1.90%(3)	September 2017	$28,000	$28,000
1750 H Street, NW(4)	50%	3.92%	August 2024	32,000	32,000
Prosperity Metro Plaza(5)	51%	3.91%	December 2029	50,000	50,000
Weighted Average / Total		3.54%		$110,000	$110,000

(1)	Reflects the entire balance of the debt secured by the properties, not our portion of the debt.

(2)
The loan is repayable in full, without penalty, at any time during the term of the loan. Of the outstanding principal balance, $2.8 million is recourse to us. We believe the fair value of the potential liability to us related to the recourse debt is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(3)	At September 30, 2016, LIBOR was 0.53%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(4)	The loan requires interest-only payments with a constant interest rate over the life of the loan. The loan is repayable in full, without penalty, on or after August 1, 2021.

(5)
The loan requires interest-only payments through December 2024, at which time the loan requires principal and interest payments through its maturity date. The loan is repayable in full without penalty on or after June 1, 2029.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Assets:
Rental property, net	$190,600	$193,243
Cash and cash equivalents	7,469	5,992
Other assets	18,914	16,490
Total assets	216,983	215,725
Liabilities:
Mortgage loans, net(1)(2)	109,347	109,273
Other liabilities	6,404	7,214
Total liabilities	115,752	116,487
Net assets	$101,231	$99,238

(1)
Of the total mortgage debt that encumbers our unconsolidated properties, $2.8 million is recourse to us. We believe the fair value of the potential liability to us under this guaranty is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(2)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. Mortgage loans, net at both September 30, 2016 and December 31, 2015 included $0.7 million of unamortized deferred financing costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$6,328	$5,975	$18,857	$18,205
Total operating expenses	(1,908)	(1,866)	(5,888)	(5,778)
Net operating income	4,420	4,109	12,969	12,427
Depreciation and amortization	(1,996)	(2,254)	(5,967)	(6,790)
Interest expense, net	(1,000)	(980)	(2,990)	(2,928)
Net income	$1,424	$875	$4,012	$2,709

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $49 thousand and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, which are reflected within “Tenant reimbursements and other revenues” on our consolidated statements of operations.

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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this note 7, Dispositions, we did not dispose of or enter into any agreements to sell any other properties during the three and nine months ended September 30, 2016 and 2015.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

Property	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Storey Park(1)	Washington, D.C.	7/25/2016	Land	—	$52,659
NOVA Non-Core Portfolio(2)	Northern Virginia	3/25/2016	Various	945,745	90,501
Cedar Hill I and III	Northern Virginia	12/23/2015	Office	102,632	25,939
Newington Business Park Center	Northern Virginia	12/17/2015	Industrial	255,600	31,409
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956

(1)	This development site could have supported up to 712,000 rentable square feet.

(2)
Consists of Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”).

On July 25, 2016, we sold Storey Park, a development site located in our Washington, D.C reporting segment that was 97% owned by us through a consolidated joint venture, for net proceeds of $52.7 million. We used the proceeds from the sale to prepay, without penalty, the $22.0 million loan encumbering the Storey Park land (the “Storey Park Land Loan”), to make a distribution to our 3% joint venture partner for their allocable share of the joint venture’s net assets and to pay down a portion of the outstanding balance of our unsecured revolving credit facility.

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

The following table summarizes the aggregate results of operations for the disposed or held-for-sale properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$—	$5,118	$3,366	$16,773
Property operating expenses	(60)	(1,730)	(1,909)	(6,282)
Depreciation and amortization	—	(1,728)	(114)	(5,520)
Interest expense	(44)	(49)	(436)	(461)
Loss on debt extinguishment	—	—	(48)	—
Impairment of rental property(1)	—	—	(2,772)	—
(Loss) income from operations of disposed property	(104)	1,611	(1,913)	4,510
Gain (loss) on sale of rental property(2)	—	3,384	(1,155)	3,384
Net (loss) income from continuing operations	$(104)	$4,995	$(3,068)	$7,894
(1) During the second quarter of 2016, we recorded an impairment charge related to Storey Park based on the anticipated sales price less estimated selling costs. The property was sold on July 25, 2016.
(2) During the first quarter of 2016, we recorded a $1.2 million loss on the sale of the NOVA Non-Core Portfolio, and in the third quarter of 2015, we recorded a $3.4 million gain on the sale of Rumsey Center.

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

With the sale of our Richmond Portfolio, we no longer owned any properties in the Richmond, Virginia area and had strategically exited the Richmond market. As such, the operating results of the Richmond Portfolio are reflected within discontinued operations in our consolidated statement of operations for the nine months ended September 30, 2015. No disposed properties qualified as discontinued operations for the three or nine months ended September 30, 2016 or the three months ended September 30, 2015.

The following table summarizes the results of operations of properties included in discontinued operations for the nine months ended September 30, 2015 (dollars in thousands):

2015
Revenues	$877
Loss from operations, before taxes(1)	(975)
Loss on debt extinguishment	(489)
Gain on sale of rental property	857

(1)	For the first quarter of 2015, we accelerated $2.0 million of unamortized straight-line rents, deferred rent abatements and leasing commissions related to the sale of the Richmond Portfolio.

(8) Debt

Our debt consisted of the following (dollars in thousands):

	September 30, 2016(1)	December 31, 2015(1)(2)
Mortgage loans, net, effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(3)(4)	$309,116	$307,769
Unsecured term loan, net, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.80%, with staggered maturity dates ranging from December 2020 to December 2022(3)	299,374	299,404
Unsecured revolving credit facility, net, effective interest rate of LIBOR plus 1.50%, maturing December 2019(3)	130,353	116,865
Total	$738,843	$724,038

(1)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis. The balances include a total of $6.7 million and $8.0 million of unamortized deferred financing costs at September 30, 2016 and December 31, 2015, respectively.

(2)	Excludes $0.2 million of mortgage debt that was classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2015. See note 7, Dispositions, for further discussion.

(3)	At September 30, 2016, LIBOR was 0.53%.

(4)	At September 30, 2016, the mortgage loans balance includes two construction loans. At December 31, 2015, the mortgage loans balance includes two construction loans and the Storey Park Land Loan.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt, which includes two construction loans and a land loan (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	September 30, 2016	December 31, 2015
Storey Park Land Loan(1)(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	$—	$22,000
Hillside I and II(3)	5.75%	4.62%		December 2016	12,199	12,368
440 First Street, NW Construction Loan(1)(4)	LIBOR + 2.50%	LIBOR + 2.50%		May 2017	32,216	32,216
Redland II and III	4.20%	4.64%		November 2017	63,552	64,543
Northern Virginia Construction Loan(1)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	34,583	9,176
840 First Street, NE	5.72%	6.01%		July 2020	35,377	35,888
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,397	3,526
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	28,657	29,110
1401 K Street, NW	4.80%	4.93%		June 2023	35,726	36,224
11 Dupont Circle, NW	4.05%	4.22%		September 2030	66,780	66,780
Principal balance		4.37%	(5)		312,487	311,831
Unamortized fair value adjustments					31	172
Unamortized deferred financing costs(6)					(3,402)	(4,234)
Total balance, net					$309,116	$307,769

Debt Classified within Liabilities-Held-for-Sale
Gateway Centre Manassas Building I(7)	7.35%	5.88%		November 2016	—	212
Unamortized fair value adjustments					—	1
Total balance, net					$—	$213

(1)	At September 30, 2016, LIBOR was 0.53%.

(2)
The Storey Park Land Loan encumbered the Storey Park land and was entered into by our 97% owned consolidated joint venture that owned Storey Park. On July 25, 2016, our consolidated joint venture sold Storey Park and the Storey Park Land Loan was concurrently repaid with proceeds from the sale.

(3)	On October 6, 2016, we prepaid, without penalty, the Hillside I and II loan with a draw on our unsecured revolving credit facility.

(4)
This construction loan (the “440 First Street, NW Construction Loan”) is collateralized by 440 First Street, NW. In May 2016, we extended the maturity date by one year to May 30, 2017. We can repay all or a portion of the construction loan, without penalty, at any time during the term of the loan. At September 30, 2016, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us.

(5)	Represents the weighted average interest rate.

(6)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis.

(7)
The mortgage loan that encumbered Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and sold on March 25, 2016, was classified within “Liabilities held-for-sale” on our December 31, 2015 consolidated balance sheet. In February 2016, we used $0.2 million in available cash to defease the outstanding balance of the mortgage loan.

Northern Virginia Construction Loan

On September 1, 2015, we entered into a construction loan (the “Northern Virginia Construction Loan”) that is collateralized by the NOVA build-to-suit, which was placed in-service in the third quarter of 2016. The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $34.6 million as of September 30, 2016. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan.

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

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Maturity Date	Interest Rate(1)	September 30, 2016	December 31, 2015
Tranche A	December 2020	LIBOR + 1.45%	$100,000	$100,000
Tranche B	June 2021	LIBOR + 1.45%	100,000	100,000
Tranche C	December 2022	LIBOR + 1.80%	100,000	100,000
Total			300,000	300,000
Unamortized deferred financing costs(2)			(626)	(596)
Total, net			$299,374	$299,404

(1)	At September 30, 2016, LIBOR was 0.53%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 8(d), Debt – Financial Covenants.

(2)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis.

In June 2016, we used $34.0 million of the proceeds from the prepayment of the 950 F Street, NW mezzanine loan to pay down a portion of the outstanding balance of our unsecured revolving credit facility while we gave 30 days’ notice to our preferred shareholders of our intention to redeem the remaining 0.6 million 7.750% Series A Preferred Shares. In July 2016, we borrowed $15.0 million under the unsecured revolving credit facility to fund the redemption of the remaining 0.6 million 7.750% Series A Preferred Shares that we had announced upon the prepayment of the 950 F Street, NW mezzanine loan. During the three months ended September 30, 2016, we borrowed an additional $8.0 million under the unsecured revolving credit facility to fund construction at the NOVA build-to-suit and for general corporate purposes.

During the three months ended September 30, 2016, we repaid $37.0 million of the outstanding balance under the unsecured revolving credit facility. Specifically, on July 25, 2016, we repaid $27.0 million of the outstanding balance under the unsecured revolving credit facility using a portion of the proceeds from the Storey Park sale, and in September 2016, we repaid $10.0 million of the outstanding balance using tenant reimbursements related to the tenant improvements at the NOVA build-to-suit and available cash.

For the three and nine months ended September 30, 2016, our weighted average borrowings under the unsecured revolving credit facility were $143.5 million and $158.4 million, respectively, with a weighted average interest rate of 1.9% for both periods in 2016, compared with weighted average borrowings of $164.2 million and $168.9 million for the three and nine months ended September 30, 2015, respectively, with a weighted average interest rate of 1.9% for both periods in 2015. Our maximum outstanding borrowings for the three and nine months ended September 30, 2016 were $162.0 million and $204.0 million, respectively, compared with $217.0 million and $218.0 million for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, outstanding borrowings under the unsecured revolving credit facility were $133.0 million with a weighted average interest rate of 2.0%. Our outstanding borrowings under the unsecured revolving credit facility do not include $2.6 million of unamortized deferred financing costs that are deducted from the facility’s balance in the September 30, 2016 consolidated balance sheet in accordance with ASU 2015-03, which we adopted in the first quarter of 2016. At September 30, 2016, LIBOR was 0.53% and the applicable spread on our unsecured revolving credit facility was 150 basis points. In October 2016, we borrowed $11.0 million under our unsecured revolving credit facility and used available cash to prepay, without penalty, the $12.2 million mortgage loan that encumbered Hillside I and II. As of the date of this filing, we had $144.0 million outstanding and $153.9 million available capacity under the unsecured revolving credit facility. We are required to pay a commitment fee at an annual rate of 0.15% of the unused capacity if our usage exceeds 50% of our total capacity under the revolving credit facility, or 0.25% if our usage does not exceed 50%.

(c) Interest Rate Swap Agreements

At September 30, 2016, we had nine interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.4%, on $240.0 million of our variable rate debt. See note 9, Derivative Instruments, for more information about our interest rate swap agreements. In July 2016, two swap agreements that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of variable rate debt expired.

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

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of September 30, 2016, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, the 440 First Street, NW Construction Loan and the Northern Virginia Construction Loan.

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at September 30, 2016, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will remain unchanged.

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

At September 30, 2016, we had nine interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.4%, on $240.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$240,000		1.442%

In July 2016, two swap agreements that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of variable rate debt expired.

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” on our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the nine months ended September 30, 2016 and 2015.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive losses as an increase to interest expense of $0.6 million and $2.3 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we estimated that $1.6 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Balance at September 30, 2016	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$2,045	$—	$2,045	$—
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$104,625	$—	$90,625	$14,000
Recurring Measurements:
Derivative instrument-swap liabilities	2,491	—	2,491	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2016 and 2015. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the nine months ended September 30, 2016 and 2015.

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

Our One Fair Oaks office property, which is located in our Northern Virginia reporting segment, is currently fully leased to CACI International. We expect that CACI International will vacate the property upon their lease expiration in December 2016, and, as a result of the anticipated loss of cash flow and the anticipated challenges of re-leasing the property, we evaluated the recoverability of the property's carry value at December 31, 2015, which coincided with our review of year-end results and assessment of overall market conditions. Based on an analysis of the undiscounted net cash flows from One Fair Oaks, we concluded that the carrying value of the property was not recoverable and recorded an impairment charge of $33.9 million to bring the property to its estimated fair value in the fourth quarter of 2015. We estimated the fair value of the property using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the property using an income-based valuation of the building as vacant. The expected useful life and holding period was based on the age of the property and our current plan for the property as well as experience with similar properties. The capitalization rate was estimated using rates from external market research and comparable market transactions, and the discount rate was estimated using a risk adjusted rate of return. As of the date of this filing, we have engaged sales brokers to market One Fair Oaks for sale. We anticipate completing the sale in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will ultimately occur.

Interest Rate Derivatives

At September 30, 2016, we had hedged $240.0 million of our variable rate debt through nine interest rate swap agreements. See note 9, Derivative Instruments, for more information about our interest rate swap agreements.

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

The carrying amount and estimated fair value of our notes receivable and debt instruments are as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Financial Assets:
Notes receivable(2)	$—	$—	$34,000	$34,000
Financial Liabilities:
Mortgage debt(3)	$312,517	$324,145	$312,216	$298,541
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	133,000	133,000	120,000	120,000
Total	$745,517	$757,145	$732,216	$718,541

(1)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. The debt balances exclude a combined total of $6.7 million and $8.0 million of unamortized deferred financing costs at September 30, 2016 and December 31, 2015, respectively.

(2)	The note receivable was prepaid on June 2, 2016. See note 5, Notes Receivable, for more information regarding the prepayment of the note receivable.

(3)
Includes $0.2 million of mortgage debt that was classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2015. See note 7, Dispositions, for additional information.

(11) Equity

In December 2015, our Board of Trustees authorized the redemption of some or all of our 6.4 million outstanding 7.750% Series A Preferred Shares. On January 19, 2016 and April 27, 2016, we used proceeds from dispositions to redeem 2.2 million shares and 3.6 million shares, respectively, of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the applicable dates of redemption. On July 6, 2016, we used proceeds from the repayment of the 950 F Street, NW mezzanine loan to redeem the remaining 0.6 million outstanding shares of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the date of redemption. Prior to the July 6, 2016 preferred share redemption, we were required to give the preferred shareholders 30 days’ written notice of our intent to redeem our 7.750% Series A Preferred Shares, in whole or in part. During the 30-day period from the date of notification to our preferred shareholders to the redemption of our remaining 0.6 million 7.750% Series A Preferred Shares, the net proceeds from 950 F Street, NW loan prepayment were used to temporarily pay down a portion of the balance of our unsecured revolving credit facility. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the remaining 0.6 million outstanding shares on July 6, 2016.

In July 2015, our Board of Trustees authorized a share repurchase program that allowed us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We were not obligated to acquire any particular amount of common shares and the share repurchase program was subject to suspension by the Board of Trustees at any time. During 2015, we repurchased 924,198 shares at a weighted average share price of $10.99 for a total purchase price of $10.2 million, utilizing proceeds from dispositions. During the nine months ended September 30, 2016, we did not repurchase any common shares under the share repurchase program. We are no longer authorized to repurchase common shares under the previously authorized share repurchase program, which expired at the end of July 2016.

On October 24, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend will be paid on November 15, 2016 to common shareholders of record as of November 8, 2016. Dividends on non-vested share awards that are expected to vest are recorded as a reduction of shareholders’ equity and dividends on non-vested share awards that are not expected to vest are recorded as compensation expense. Any adjustments to the vesting estimates are recorded in the current period. For each dividend paid by us on our common shares, the Operating Partnership distributes an equivalent distribution on our common Operating Partnership units.

On July 25, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on August 15, 2016 to common shareholders of record as of August 8, 2016.

Our unsecured revolving credit facility and unsecured term loan, the 440 First Street, NW Construction Loan and the Northern Virginia Construction Loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders, except for distributions required to maintain our qualification as a REIT.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2015	$624,528	$800	$625,328	$28,813
Net income (loss)	579	(73)	506	(357)
Changes in ownership, net	(155,790)	—	(155,790)	(1,412)
Distributions to owners (1)	(24,926)	(727)	(25,653)	(909)
Other comprehensive income, net	432	—	432	20
Balance at September 30, 2016	$444,823	$—	$444,823	$26,155

	First Potomac Realty Trust	Non-redeemable noncontrolling interests	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2014	$710,007	$898	$710,905	$33,332
Net income (loss)	5,154	(3)	5,151	(186)
Changes in ownership, net	3,289	—	3,289	(1,257)
Distributions to owners	(35,725)	(96)	(35,821)	(1,181)
Other comprehensive loss, net	(1,015)	—	(1,015)	(45)
Repurchase of common shares	(10,180)	—	(10,180)	—
Balance at September 30, 2015	$671,530	$799	$672,329	$30,663

(1)
Our 97% owned consolidated joint venture sold Storey Park on July 25, 2016, at which time all assets and liabilities owned by the joint venture were either sold or settled at the time of disposition and the remaining proceeds from the sale were distributed to the joint venture partners in accordance with the terms of the joint venture agreement. See note 7, Dispositions, and note 12(b), Noncontrolling Interests in a Consolidated Partnership, for more information.

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2016	2015
Beginning balance at January 1,	$(2,360)	$(3,268)
Net unrealized gain (loss) on derivative instruments	452	(1,060)
Net (gain) loss attributable to noncontrolling interests	(20)	45
Ending balance at September 30,	$(1,928)	$(4,283)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at September 30, 2016, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us was $23.6 million. At September 30, 2016 and December 31, 2015, we recorded adjustments of $3.2 million and $4.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At September 30, 2016, 2,577,478 of the total common Operating Partnership units, or 4.2%, were not owned by us. During the nine months ended September 30, 2016 and 2015, 41,591 and 11,508 common Operating Partnership units, respectively, were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the nine months ended September 30, 2016 or 2015.

(b) Noncontrolling Interests in a Consolidated Partnership

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our condensed consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net (income) loss attributable to noncontrolling interests” on our consolidated statements of operations.

On August 4, 2011, we formed a joint venture, in which we had a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment, which was placed into development in August 2013. Storey Park was sold July 25, 2016, at which time all assets and liabilities owned by the joint venture were either sold or settled at the time of disposition and the remaining proceeds from the sale were distributed to the joint venture partners in accordance with the terms of the joint venture agreement. See note 7, Dispositions, for more information.

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

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In July 2016, we granted a total of 181,357 non-vested performance-based common shares to our officers. The number of shares that will be earned will be determined no later than February 1, 2019 based upon the achievement of specified market performance goals for the period from February 22, 2016 (the date we announced our 2016 Strategic Plan) through December 31, 2018. Of the shares earned, 50% will vest on February 1, 2019 and the remaining earned shares will vest on February 1, 2020. Any shares that are not earned and do not vest in February 2019 or February 2020 will be forfeited.

We recognized compensation expense associated with our non-vested common share awards of $0.6 million and $1.5 million during the three and nine months ended September 30, 2016, respectively, compared with $0.7 million and $2.0 million during the three and nine months ended September 30, 2015, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at September 30, 2016 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2016	532,069	$10.31
Granted	181,357	8.59
Non-vested at September 30, 2016	713,426	$9.87

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. For the performance-based non-vested common share awards granted in July 2016, the Company used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero coupon risk-free rate for the time frame of 0.25 years to 3 years, which ranged from 0.48% to 0.96%, respectively. The volatility used for the Company’s common share price in the Monte Carlo Simulation varied between 24.10% and 26.20%.

As of September 30, 2016, we had $5.5 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 3.3 years.

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

The results of operations of our four reporting segments for the three and nine months ended September 30, 2016 and 2015 are as follows (dollars in thousands):

	Three Months Ended September 30, 2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	34	15	19	74
Square feet	917,453	1,885,786	1,885,850	2,023,858	6,712,947
Total revenues	$11,856	$11,043	$9,649	$7,624	$40,172
Property operating expense	(3,065)	(2,306)	(2,061)	(2,068)	(9,500)
Real estate taxes and insurance	(2,266)	(994)	(864)	(631)	(4,755)
Total property operating income	$6,525	$7,743	$6,724	$4,925	25,917
Depreciation and amortization expense					(13,928)
General and administrative					(4,112)
Other expenses					(5,635)
Net income					$2,242
Capital expenditures(1)	$3,251	$1,478	$1,685	$520	$7,168

	Three Months Ended September 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	34	49	19	108
Square feet	915,692	1,884,741	3,020,293	2,021,667	7,842,393
Total revenues	$11,337	$10,575	$13,715	$7,227	$42,854
Property operating expense	(2,962)	(2,467)	(3,347)	(2,125)	(10,901)
Real estate taxes and insurance	(2,015)	(893)	(1,285)	(622)	(4,815)
Total property operating income	$6,360	$7,215	$9,083	$4,480	27,138
Depreciation and amortization expense					(16,758)
General and administrative					(4,605)
Other expenses					(1,778)
Net income					$3,997
Capital expenditures(1)	$2,440	$2,649	$11,309	$2,019	$18,521

	Nine Months Ended September 30, 2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$34,725	$33,531	$30,662	$22,443	$121,361
Property operating expense	(8,596)	(7,636)	(7,575)	(5,773)	(29,580)
Real estate taxes and insurance	(7,060)	(2,883)	(3,104)	(1,844)	(14,891)
Total property operating income	$19,069	$23,012	$19,983	$14,826	76,890
Depreciation and amortization expense					(44,075)
General and administrative					(12,995)
Impairment of rental property					(2,772)
Other expenses					(16,899)
Net income					$149
Total assets(2)	$450,697	$336,110	$301,706	$163,434	$1,270,670
Capital expenditures(1)	$11,449	$4,839	$29,739	$2,254	$48,707

	Nine Months Ended September 30, 2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$33,522	$33,315	$41,529	$21,375	$129,741
Property operating expense	(9,088)	(9,129)	(10,603)	(5,856)	(34,676)
Real estate taxes and insurance	(5,994)	(2,681)	(4,178)	(1,815)	(14,668)
Total property operating income	$18,440	$21,505	$26,748	$13,704	80,397
Depreciation and amortization expense					(49,909)
General and administrative					(15,110)
Other expenses					(9,806)
Loss from discontinued operations					(607)
Net income					$4,965
Total assets(2)(3)	$512,245	$344,073	$452,421	$167,882	$1,519,609
Capital expenditures(1)	$9,859	$6,965	$27,190	$5,419	$49,846

(1)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $234 and $104 for the three months ended September 30, 2016 and 2015, respectively, and $426 and $413 for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 6, Investment in Affiliates. Corporate assets not allocated to any of our reportable segments totaled $18,723 and $42,988 at September 30, 2016 and 2015, respectively.

(3)
Total assets at September 30, 2015 have been restated to exclude a total of $6.9 million of unamortized deferred financing costs that are now deducted from the respective debt liability in accordance with ASU 2015-03, which we adopted in the first quarter of 2016.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of September 30, 2016, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At September 30, 2016, we wholly owned properties totaling 6.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 0.6 million square feet of additional development. Our consolidated properties were 92.8% occupied by 382 tenants at September 30, 2016. We derive substantially all of our revenue from leases of space within our properties. As of September 30, 2016, our largest tenant was the U.S. Government, which accounted for 15.7% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 26.9% of our total annualized cash basis rent as of September 30, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Strategic Plan

As previously disclosed in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, we completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we have begun implementing our previously announced strategic plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values (the “Strategic Plan”). The key action items of the Strategic Plan are as follows:

Improve our portfolio composition by disposing of approximately $350 million of non-core assets.

As of the date of this filing, we have sold over $200 million of non-core assets, beginning with the December 2015 sales of Newington Business Park Center and Cedar Hill I and III, which were both located in Northern Virginia, for an aggregate contractual sales price of $59.8 million. In March 2016, we sold a portfolio of eight properties located in Northern Virginia (Enterprise Center, Gateway Centre Manassas, Linden Business Center, Herndon Corporate Center, Prosperity Business Center, Reston Business Campus, Windsor at Battlefield and Van Buren Office Park (collectively, the “NOVA Non-Core Portfolio”)) for a contractual sales price of $91.6 million. In addition, in July 2016, we sold Story Park, a development site located in Washington, D.C. that was 97% owned by us through a consolidated joint venture, for a contractual sales price of $54.5 million. As of the date of this filing, we have engaged sales brokers to market Plaza 500 and One Fair Oaks, which are located in Northern Virginia, as well as Aviation Business Park and Rivers Park I and II, which are located in Maryland and are owned through unconsolidated joint ventures. We anticipate completing the sales in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of such sales, or that such sales will ultimately occur.

Address three large upcoming lease expirations at single-tenant buildings through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland, and the future sale of One Fair Oaks.

We own three single-tenant buildings that had leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons).

In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate the new tenant at 540 Gaither Road will take occupancy in early 2018. Currently, we are evaluating various strategies with respect to Redland, which include beginning design work related to repositioning 540 Gaither Road and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which will expire in July 2017. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, has a lease that terminates on December 31, 2016. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges of re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. We have engaged a sales broker to market One Fair Oaks and anticipate completing the sale in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time and extending our debt maturities to better match our capital structure with our assets.

We have been diligently working to improve our balance sheet leverage and increase our liquidity. At September 30, 2016, our debt plus preferred shares over the undepreciated book value of our real estate assets was 56.4% compared with 66.6% at December 31, 2015. During the nine months ended September 30, 2016, we redeemed all 6.4 million shares of our outstanding 7.750% Series A Preferred Shares with proceeds from property dispositions and from the prepayment of a note receivable. The

7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the final outstanding shares on July 6, 2016. The dividend rate on the 7.750% Series A Preferred Shares was significantly higher than the weighted average interest rate of our total debt, which was 3.5% at September 30, 2016. As of the date of this filing, we have $153.9 million available under our unsecured revolving credit facility compared with $114.0 million available at the time of filing our Form 10-K for the year ended December 31, 2015.

Manage our cost structure by reducing corporate overhead and general and administrative expenses.

We have focused on reducing our corporate overhead costs. For the three and nine months ended September 30, 2016, our general and administrative expense was $4.1 million and $13.0 million, respectively, compared with $4.6 million and $15.1 million for the three and nine months ended September 30, 2015, respectively. Excluding $0.4 million of separation costs recorded in the first quarter of 2015, our general and administrative expense decreased 10% and 11% for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

Reduce our targeted annualized common share dividend from $0.60 to $0.40.

As previously disclosed in connection with our Strategic Plan, on April 26, 2016, the Board of Trustees declared a reduction of our dividend rate by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per common share and was effective for the dividends paid on May 16, 2016 and August 15, 2016. On October 24, 2016, we declared a dividend of $0.10 per common share to be paid on November 15, 2016 to common shareholders of record as of November 8, 2016.

Executive Summary

For the three months ended September 30, 2016 and 2015, net income attributable to common shareholders was $1.6 million, or $0.03 per diluted share, and $0.9 million, or $0.01 per diluted share, respectively. For the nine months ended September 30, 2016 and 2015, net loss attributable to common shareholders was $8.0 million, or $0.14 per diluted share, and $4.1 million, or $0.07 per diluted share, respectively. The increase in net income for the three months ended September 30, 2016 compared with the same period in 2015 was primarily due to an increase in same property net operating income (“Same Property NOI”), which was the result of an increase in occupancy in our comparable portfolio. The increase in net loss for the nine months ended September 30, 2016 compared with the same period in 2015 was primarily due to the write off of $5.5 million of original issuance costs during the nine months ended September 30, 2016 associated with the redemption of 6.4 million shares of our 7.750% Series A Preferred Shares. The original issuance costs are deducted from net income attributable to First Potomac Realty Trust to calculate net income (loss) attributable to common shareholders on our consolidated statements of operations.

Funds From Operations (“FFO”) available to common shareholders and unitholders increased to $16.5 million for the three months ended September 30, 2016 from $15.3 million for the same period in 2015 due to a decrease in accrued dividends on preferred shares. FFO available to common shareholders and unitholders decreased to $42.3 million for the nine months ended September 30, 2016 from $45.6 million for the same period in 2015 due to the write-off of $5.5 million of original issuance costs associated with the redemption of all 6.4 million of our outstanding 7.750% Series A Preferred Shares. FFO available to common shareholders and unitholders for the three and nine months ended September 30, 2016 compared with the same periods in 2015 includes an increase in Same Property NOI and a decrease in general and administrative expenses during each such period.

Same Property NOI, FFO and FFO available to common shareholders and unitholders are non-GAAP financial measures. For a description of Same Property NOI, including why we believe our presentation of Same Property NOI is useful, see “Same Property Net Operating Income.” For a description of FFO and FFO available to common shareholders and unitholders, including why we believe our presentation is useful and a reconciliation of FFO and FFO available to common shareholders and unitholders to net income attributable to First Potomac Realty Trust, see “Funds From Operations.”

Significant Activity

•	Increased occupied percentage to 92.8% from 89.9% at September 30, 2015.

•	Increased leased percentage to 94.1% from 91.0% at September 30, 2015.

•
As part of our previously announced plan to dispose of $350 million of assets, our 97% owned consolidated joint venture sold Storey Park on July 25, 2016, bringing aggregate gross sales proceeds from dispositions identified in the Strategic Plan to $205.9 million.

•	Consistent with our previously announced Strategic Plan, we redeemed the remaining 0.6 million 7.750% Series A Preferred Shares on July 6, 2016.

•	Completed construction of the 167,000 square foot build-to-suit office building in Northern Virginia (the “NOVA build-to-suit”) and commenced revenue recognition in August 2016.

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

Properties:

The following sets forth certain information about our properties by segment as of September 30, 2016 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at September 30, 2016	Occupied at September 30, 2016
Office
11 Dupont Circle, NW	1	CBD	151,144	$5,055	88.1%	88.1%
440 First Street, NW(3)	1	Capitol Hill	138,603	3,801	81.5%	81.5%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,730	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	130,852	3,929	99.2%	99.2%
1401 K Street, NW	1	East End	119,283	3,082	77.6%	66.2%
Total/Weighted Average	6		917,453	28,235	92.2%	90.7%

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	4,070	94.6%	91.1%

Region Total/Weighted Average	7		1,030,584	$32,305	92.5%	90.8%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

(3)	In October 2013, we substantially completed the redevelopment of the property. During the fourth quarter of 2014, we placed all the vacant space into service.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2016	Occupied at September 30, 2016
Office
Annapolis Business Center	2	Annapolis	101,113	$1,707	100.0%	100.0%
Cloverleaf Center	4	Germantown	173,916	2,618	89.8%	89.8%
Hillside I and II	2	Columbia	86,966	936	82.6%	82.6%
Metro Park North	4	Rockville	191,211	2,936	87.3%	87.3%
Redland II and III(2)	2	Rockville	349,267	9,737	100.0%	100.0%
Redland I(2)	1	Rockville	133,895	2,711	100.0%	100.0%
TenThreeTwenty	1	Columbia	138,854	2,108	94.1%	94.1%
Total Office	16		1,175,222	22,753	94.4%	94.4%

Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	3,906	87.2%	87.2%
Gateway 270 West	6	Clarksburg	252,295	3,091	89.2%	89.2%
Snowden Center	5	Columbia	145,423	2,240	99.1%	96.5%
Total Business Park	18		710,564	9,237	90.3%	89.8%

Total Consolidated	34		1,885,786	31,990	92.9%	92.7%

Unconsolidated Joint Ventures
Aviation Business Park(4)	3	Glen Burnie	120,284	1,435	79.3%	69.8%
Rivers Park I and II(4)	6	Columbia	307,984	3,861	86.7%	68.0%
Total Joint Ventures	9		428,268	5,296	84.6%	68.5%

Region Total/Weighted Average	43		2,314,054	$37,286	91.4%	88.2%

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

(2)	Redland II and III (520 and 530 Gaither Road, respectively) and Redland I (540 Gaither Road) are collectively referred to as Redland.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(4)
As of the date of this filing, the applicable joint ventures have engaged sales brokers to market these properties for sale. We anticipate completing the sales in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of the sales, or that such sales will ultimately occur.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2016	Occupied at September 30, 2016
Office
Atlantic Corporate Park	2	Sterling	218,250	$3,964	96.2%	83.5%
NOVA Build-to-Suit	1	Not Disclosed	167,440	4,051	100.0%	100.0%
One Fair Oaks(2)	1	Fairfax	214,214	5,707	100.0%	100.0%
Three Flint Hill	1	Oakton	180,699	3,771	99.6%	99.6%
1775 Wiehle Avenue	1	Reston	129,982	2,906	95.5%	95.5%
Total Office	6		910,585	20,399	98.3%	95.3%

Business Park
Sterling Park Business Center(3)	7	Sterling	472,435	4,200	89.7%	84.2%

Industrial
Plaza 500(2)	2	Alexandria	502,830	5,061	90.5%	90.5%

Total Consolidated	15		1,885,850	29,660	94.1%	91.3%

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,197	8,812	100.0%	98.6%

Region Total/Weighted Average	17		2,212,047	$38,472	95.0%	92.3%

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

(2)
As of the date of this filing, we have engaged sales brokers to market these properties for sale. We anticipate completing the sales in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of such sales, or that such sales will ultimately occur.

(3)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at September 30, 2016	Occupied at September 30, 2016
Office
Greenbrier Towers	2	Chesapeake	171,766	$1,889	88.7%	83.9%

Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	844	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,461	12,004	97.6%	97.6%
Greenbrier Business Park(3)	4	Chesapeake	411,237	4,538	94.0%	91.8%
Norfolk Commerce Park(4)	3	Norfolk	261,674	2,719	96.1%	96.1%
Total Business Park	17		1,852,092	20,105	96.7%	96.2%

Region Total/Weighted Average	19		2,023,858	$21,994	96.0%	95.2%

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

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At September 30, 2016, we owned developable land that can accommodate 0.6 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment. On July 25, 2016, we sold 0.7 million of developable square feet in the Washington, D.C. reporting segment related to Storey Park.

During the third quarter of 2014, we signed a lease for the NOVA build-to-suit in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We substantially completed construction of the new building in the first quarter of 2016, and we substantially completed the construction of the tenant improvements during the third quarter of 2016. We commenced revenue recognition in August 2016, at which time the building was placed into service. Our total investment in the newly constructed building, excluding tenant improvements and leasing commissions, was $34.6 million as of September 30, 2016, which related to the completion of the building and included the original cost basis of the applicable portion of the vacant land of $5.2 million. At the inception of the lease, we anticipated spending approximately $11 million in tenant improvements and approximately $2 million of combined leasing commissions and capitalized interest costs. Subsequently, we entered into an amendment to the original lease, pursuant to which the tenant can exchange, at its option, up to $11.5 million of rent abatement (depending on the amount of additional tenant improvement costs incurred), as stipulated in the original lease, for up to $10.3 million of additional tenant improvement costs. As of the date of this filing, the tenant has elected to use $7.2 million of tenant improvements in lieu of $8.1 million of rent abatement.

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

During the third quarter of 2016, other than the NOVA build-to-suit, we did not place in-service any completed development or redevelopment space. At September 30, 2016, we did not have any completed development or redevelopment space that had yet to be placed in-service.

Lease Expirations

At September 30, 2016, 18.6% of our annualized cash basis rent is scheduled to expire during the next twelve months, which includes 1.0% of our annualized cash basis rent expiring during the remainder of 2016. We expect replacement rents on leases expiring during the remainder of 2016 to increase slightly on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants on more challenging spaces. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees and, where the terms of the lease permit and we deem it prudent, we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During the third quarter of 2016, we had a tenant retention rate of 81%. After reflecting all the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases for the three and nine months ended September 30, 2016 increased 4.6% and 6.5%, respectively, on a U.S. generally accepted accounting principles (“GAAP”) basis, compared with the expiring leases. During the third quarter of 2016, we executed new leases for 74,000 square feet, with the majority of the new leases (based on square footage) containing rent escalations.

We own three single-tenant buildings that had leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons).

In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate the new tenant at 540 Gaither Road will take occupancy in early 2018. Currently, we are evaluating various strategies with respect to Redland, which include beginning design work related to repositioning 540 Gaither Road and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which will expire in July 2017. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, has a lease that terminates on December 31, 2016. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges of re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. We have engaged a sales broker to market One Fair Oaks and anticipate completing the sale in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the nine months ended September 30, 2016:

	New	Renewal
Tenant improvements (per rentable square foot)	$21.90	$7.02
Leasing commissions (per rentable square foot)	$11.52	$2.26

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of September 30, 2016, assuming no tenant exercises renewal options or early termination rights (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)		% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
2016	6	78,308	1.2%	$1,090		1.0%	$12.20
2017	63	1,001,418	15.9%	21,772	(4)	19.5%	11.53
2018	61	637,249	10.1%	9,370		8.3%	12.12
2019	60	725,573	11.5%	10,388		9.3%	12.46
2020	57	966,013	15.3%	15,367		13.7%	10.85
2021	48	508,127	8.0%	7,461		6.7%	12.13
2022	41	623,962	9.9%	8,271		7.4%	10.14
2023	16	479,800	7.6%	11,309		10.1%	14.56
2024	21	519,230	8.2%	9,502		8.5%	11.15
2025	15	250,193	4.0%	4,525		4.0%	11.49
Thereafter	30	525,874	8.3%	12,825		11.5%	10.63
Total / Weighted Average	418	6,315,747	100.0%	$111,880		100.0%	$11.66

(1)	We classify leases that expired or were terminated on the last day of the year as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents annualized cash basis rent at September 30, 2016, divided by the square footage of the expiring leases.

(4)
Includes the contractual expiration of the following: CACI International at One Fair Oaks on December 31, 2016 (presented as a 2017 expiration as CACI International is entitled to the space on December 31, 2016), Department of Health and Human Services at Redland on March 22, 2017, and Bureau of Prisons at 500 First Street, NW on July 31, 2017.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 with the Three and Nine Months Ended September 30, 2016

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

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented. The Non-Comparable Properties are comprised of the following properties:

•
Storey Park, a development site located in our Washington, D.C. reporting segment that was owned by our 97% owned consolidated joint venture, which was sold on July 25, 2016 (we ceased capitalizing expenses related to Storey Park at the beginning of 2016 as we began marketing the property for sale); the NOVA Non-Core Portfolio, which was sold on March 25, 2016; and Rumsey Center, Newington Business Park Center, and Cedar Hill I and III, which were all sold in the second half of 2015. For the Results of Operations discussion below with respect to the comparison of the three and nine months ended September 30, 2016 and 2015, these twelve properties are collectively referred to as the “Disposed Properties”. The operating results of these properties are reflected in continuing operations in our consolidated statements of operations for each of the periods presented; and

•	The NOVA build-to-suit, which was fully placed in-service during the third quarter of 2016.

The operating results for our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”), and which was sold during the first quarter of 2015, are reflected as discontinued operations for the nine months ended September 30, 2015.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Due to the sale of the Disposed Properties, we expect rental revenues, tenant reimbursement and other revenues, property operating expenses, and real estate taxes and insurance expenses will all decrease during 2016 compared with 2015.

In the tables below, the designation “NM” is used to refer to a percentage that is not meaningful.

Total Revenues

Total revenues are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Rental	$32,416	$34,828	$97,813	$104,051	$(2,412)	(7)%	$(6,238)	(6)%
Tenant reimbursements and other	$7,756	$8,026	$23,548	$25,690	$(270)	(3)%	$(2,142)	(8)%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue decreased $2.4 million and $6.2 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, rental revenue increased $1.2 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 due to an increase in occupancy of the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 92.8% and 92.4% for the three and nine months ended September 30, 2016, respectively, compared with 91.5% and 90.1% for the three and nine months ended September 30, 2015, respectively. Rental revenue for the Non-Comparable Properties decreased $3.6 million and $10.0 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The changes in rental revenue at the Non-Comparable Properties for the three and nine months ended September 30, 2016 compared with the same periods in 2015 include the following:

•Disposed Properties: a $4.1 million and $10.5 million decrease, respectively; and
•NOVA build-to-suit: a $0.5 million increase for both periods.

The decreases in rental revenue for the three months and nine months ended September 30, 2016 compared with the same periods in 2015 reflect the following:

•Washington, D.C.: an increase of $0.5 million and $1.0 million, respectively;
•Maryland: an increase of $0.3 million and $0.5 million, respectively;

•	Northern Virginia: a decrease of $3.6 million and $8.9 million, respectively, as the majority of the Disposed Properties were located in Northern Virginia; and
•Southern Virginia: an increase of $0.4 million and $1.2 million, respectively.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues, such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $0.3 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, tenant reimbursements and other revenues increased $0.2 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, due to an increase in operating expense recoveries. Tenant reimbursements and other revenues for the Non-Comparable Properties decreased $0.5 million and $2.4 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The changes in tenant reimbursements and other revenues at the Non-Comparable Properties for the three and nine months ended September 30, 2016 compared with the same periods in 2015 include the following:

•	Disposed Properties: a decrease of $1.0 million and $2.9 million, respectively; and
•NOVA build-to-suit: an increase of $0.5 million for both periods.

The decreases in tenant reimbursements and other revenues for the three and nine months ended September 30, 2016 compared with the same periods in 2015 reflect the following:

•Washington, D.C.: an increase of $0.1 million and $0.2 million, respectively;
•Maryland: an increase of $0.1 million and a decrease of $0.2 million, respectively;
•Northern Virginia: a decrease of $0.5 million and $2.0 million, respectively; and
•Southern Virginia: a relatively flat change and a decrease of $0.1 million, respectively.

Total Expenses

Property Operating Expenses
Property operating expenses are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Property operating	$9,500	$10,901	$29,580	$34,676	$(1,401)	(13)%	$(5,096)	(15)%
Real estate taxes and insurance	$4,755	$4,815	$14,891	$14,668	$(60)	(1)%	$223	2%

Property operating expenses decreased $1.4 million and $5.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, property operating expenses decreased $0.1 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, primarily due to a decrease in personnel costs, service contract expenses and repairs and maintenance expense. Property operating expenses for the nine months ended September 30, 2016 also decreased compared with the same period in 2015 due to a decrease in snow and ice removal costs. Property operating expenses for the Non-Comparable Properties decreased $1.3 million and $3.6 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 primarily due to the Disposed Properties.

The decreases in property operating expenses for the three and nine months ended September 30, 2016 compared with the same periods in 2015 reflect the following:

•Washington, D.C.: an increase of $0.1 million and a decrease of $0.5 million, respectively;
•Maryland: a decrease of $0.2 million and $1.5 million, respectively;
•Northern Virginia: a decrease of $1.2 million and $3.0 million, respectively; and
•Southern Virginia: a decrease of $0.1 million for both periods.

Real estate taxes and insurance expense decreased $0.1 million and increased $0.2 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 due to higher real estate tax assessments that increased real estate tax expenses. Real estate taxes and insurance expense for the Non-Comparable Properties decreased $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 primarily due to the Disposed Properties.

The decrease in real estate taxes and insurance expense for the three months ended September 30, 2016 and the increase in real estate taxes and insurance expense for the nine months ended September 30, 2016 compared with the same periods in 2015 reflect the following:

•Washington, D.C.: an increase of $0.2 million and $1.1 million, respectively;
•Maryland: an increase of $0.1million and $0.2 million, respectively;
•Northern Virginia: a decrease of $0.4 million and $1.1 million, respectively; and
•Southern Virginia: a relatively flat change for both periods.

Other Operating Expenses

General and administrative expenses are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
General and administrative	$4,112	$4,605	$12,995	$15,110	$(493)	(11)%	$(2,115)	(14)%

General and administrative expenses decreased $0.5 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 primarily due to a decrease in employee compensation costs and other overhead reductions. In addition, we incurred $0.4 million of personnel separation costs during the nine months ended September 30, 2015 as a result of moving to a more vertically integrated management structure. We currently anticipate that general and administrative expenses for the remainder of 2016 will decrease compared with 2015.

Depreciation and amortization expense is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Depreciation and amortization	$13,928	$16,758	$44,075	$49,909	$(2,830)	(17)%	$(5,834)	(12)%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $2.8 million and $5.8 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. For the Comparable Portfolio, depreciation and amortization decreased $1.3 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Depreciation and amortization expense for the Non-Comparable Properties decreased $1.5 million and $5.2 million for the three and nine months ended September 30, 2016, respectively. The changes in depreciation and amortization expense at the Non-Comparable Properties for the three and nine months ended September 30, 2016 include the following:

•	Disposed Properties: a decrease of $1.7 million and $5.4 million, respectively; and
•NOVA build-to-suit: an increase of $0.2 million for both periods.

Due to the sale of the Disposed Properties, we expect depreciation and amortization expense to continue to decrease during 2016 compared with 2015.

Impairment of rental property is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Impairment of rental property	$—	$—	$2,772	$—	$—	—%	$2,772	NM

On July 25, 2016, our 97% owned consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. During the second quarter of 2016, we recorded a $2.8 million impairment charge related to Storey Park based on the sales price, less estimated selling costs.

Other Expenses (Income)

Interest expense is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Interest expense	$6,414	$6,589	$19,798	$20,222	$(175)	(3)%	$(424)	(2)%

Interest expense decreased $0.2 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 due to lower interest rates spreads on our unsecured revolving credit facility and unsecured term loan. In December 2015, we amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan, which lowered the applicable interest spreads for the unsecured revolving credit facility and unsecured term loan. Also, based on our leverage ratios, the interest rate spreads on our unsecured revolving credit facility and unsecured term loan further decreased from March 30, 2016 to August 14, 2016. For the three and nine months ended September 30, 2016, our aggregate weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $443.5 million and $458.4 million, respectively, with a weighted average interest rate of 1.96% and 1.91%, respectively, compared with aggregate weighted average borrowings of $464.2 million and $468.9 million for the three and nine months ended September 30, 2015, respectively, with a weighted average interest rate of 2.0% for both periods in 2015.

The decrease in interest expense for the three and nine months ended September 30, 2016 compared with the same periods in 2015 was partially offset by decreases in capitalized interest expense of $0.2 million and $0.9 million, respectively, related to Storey Park, which was sold on July 25, 2016, as we ceased capitalizing interest at the beginning of 2016 as we began marketing the property for sale. We anticipate interest expense will be relatively flat in 2016 compared with 2015 as lower interest rate spreads are anticipated to be offset by a higher LIBOR. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

Interest and other income are summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Interest and other income	$115	$995	$2,219	$5,797	$(880)	(88)%	$(3,578)	(62)%

Interest and other income decreased $0.9 million and $3.6 million for the three and nine months ended September 30, 2016 compared with the same periods in 2015. On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $34.0 million. The loan required monthly interest-only payments and had a fixed interest rate of 9.75%. The mezzanine loan was scheduled to mature on April 1, 2017 and had been prepayable since December 21, 2015. In addition to the prepayment of the loan's entire principal balance, we received interest through June 24, 2016 and an exit fee upon the loan's prepayment. We recognized $0.2 million of accelerated income in the second quarter of 2016 related to the payment of the exit fee.

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

Equity in earnings of affiliates is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Equity in earnings of affiliates	$664	$432	$1,883	$1,235	$232	54%	$648	52%

Equity in earnings of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest. The increases in income from our unconsolidated joint ventures for the three and nine months ended September 30, 2016 compared with the same periods in 2015 were primarily due to an increase in income from Prosperity Metro Plaza, which was due to an increase in occupancy in 2016 compared with 2015.

(Gain) loss on sale of rental property is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
(Gain) loss on sale of rental property	$—	$(3,384)	$1,155	$(3,384)	$3,384	(100)%	$4,539	(134)%

On March 25, 2016, we sold the NOVA Non-Core Portfolio for net proceeds of $90.5 million. For the fourth quarter of 2015, we recorded an impairment charge of $26.9 million related to the sale based on the anticipated net proceeds, and we recorded an additional $1.2 million loss on the sale in the first quarter of 2016. We used the net proceeds from the sale of the NOVA Non-Core Portfolio to redeem 3.6 million 7.750% Series A Preferred Shares on April 27, 2016. We did not record any gain or loss on the sale of Storey Park, which was sold on July 25, 2016.

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

Loss on debt extinguishment is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Loss on debt extinguishment	$—	$—	$48	$—	$—	—%	$48	NM

On March 1, 2016 we used available cash to defease the $0.2 million outstanding balance of the mortgage loan encumbering Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and was sold on March 25, 2016. In connection with the defeasance, we incurred $48 thousand of extinguishment charges for the nine months ended September 30, 2016.

Loss from Discontinued Operations

Loss from discontinued operations is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Loss from discontinued operations	$—	$—	$—	$(607)	$—	—%	$607	(100)%

Discontinued operations for the nine months ended September 30, 2015 reflect operating results for the Richmond Portfolio, which was sold during the first quarter of 2015 and was classified within discontinued operations due to our strategic shift away from the Richmond, Virginia market. During the first quarter of 2015, we recorded a gain on the sale of the portfolio of $0.9 million, and we accelerated the amortization of deferred rent abatements, straight-line rents and leasing commissions, which were recorded on the balance sheet of the Richmond Portfolio. The accelerated amortization resulted in an additional $2.0 million of expense during the three months ended March 31, 2015. As part of the sale of the Richmond Portfolio, we incurred $0.5 million of debt extinguishment charges related to debt that was encumbered by certain properties in the sold portfolio.

We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 7, Dispositions, in the notes to our condensed consolidated financial statements.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests is summarized as follows:

					Three Months		Nine Months
	Three Months Ended September 30,		Nine Months Ended September 30,			Percent		Percent
(dollars in thousands)	2016	2015	2016	2015	Change	Change	Change	Change
Net (income) loss attributable to noncontrolling interests	$(107)	$(38)	$430	$189	$(69)	182%	$241	128%

Net (income) loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net income attributable to common shareholders of $1.6 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and net loss attributable to common shareholders of $8.0 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively. The weighted average percentage of the common Operating Partnership units held by third parties was 4.2% and 4.3% for the three and nine months ended September 30, 2016, respectively, compared with 4.3% for the three and nine months ended September 30, 2015.

Prior to the sale of Storey Park on July 25, 2016, we consolidated the operating results of one joint venture, which owned Storey Park, and we recognized our joint venture partner’s percentage of gains or losses within net (income) loss attributable to noncontrolling interests. The joint venture partner’s aggregate share of earnings in the operating results of our consolidated joint venture was immaterial for the three and nine months ended September 30, 2016 and 2015.

Same Property Net Operating Income

Same Property NOI, defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (real estate taxes, property operating and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net income is presented. The Same Property NOI results exclude the collection of termination fees, as these items vary significantly period-over-period, thus impacting trends and comparability. Also, Same Property NOI includes a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes. We eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

Comparison of the Three and Nine Months Ended September 30, 2016 with the Three and Nine Months Ended September 30, 2015

The following table of selected operating data, which includes a reconciliation of Same Property NOI to net income, provides the basis for our discussion of Same Property NOI for the periods presented:

CONSOLIDATED
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015			2016	2015
Number of buildings(1)	73	73			73	73
Reconciliation to Net Income:
Net income	$2,242	$3,997			$149	$4,965
Discontinued operations	—	—			—	607
Total other expenses	5,635	1,778			16,899	9,806
Impairment of rental property	—	—			2,772	—
Depreciation and amortization	13,928	16,758			44,075	49,909
General and administrative expenses	4,112	4,605			12,995	15,110
Non-comparable net operating income(2)	(984)	(3,192)			(2,558)	(9,701)
Same property net operating income	$24,933	$23,946			$74,332	$70,696

Same property revenues			$ Change	% Change			$ Change	% Change
Rental	$31,922	$30,750	$1,172	3.8	$94,626	$90,863	$3,763	4.1
Tenant reimbursements and other(3)	7,128	6,815	313	4.6	21,837	21,542	295	1.4
Total same property revenues	39,050	37,565	1,485	4.0	116,463	112,405	4,058	3.6
Same property operating expenses
Property(4)	9,437	9,195	242	2.6	28,044	28,612	(568)	(2.0)
Real estate taxes and insurance	4,680	4,424	256	5.8	14,087	13,097	990	7.6
Total same property operating expenses	14,117	13,619	498	3.7	42,131	41,709	422	1.0
Same property net operating income	$24,933	$23,946	$987	4.1	$74,332	$70,696	$3,636	5.1

	Weighted Average Occupancy for the Three Months Ended September 30,				Weighted Average Occupancy for the Nine Months Ended September 30,
	2016	2015			2016	2015
Same Properties	92.8%	91.5%			92.4%	90.1%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the three and nine months ended September 30, 2016 and 2015 exclude the operating results of all disposed properties and the results of the following non-same property that was owned as of September 30, 2016: the NOVA build-to-suit.

(2)
Includes property results for the NOVA build-to-suit and all properties that were disposed of prior to September 30, 2016 and whose operations for the periods we owned the property remained classified within continuing operations. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(3)	Excludes termination fee income for comparative purposes.

(4)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI increased $1.0 million and $3.6 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues increased $1.5 million and $4.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 primarily due to an increase in occupancy in the comparable portfolio. Total same property operating expenses increased $0.5 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The increase in property operating expenses for the three months ended September 30, 2016 was due to an increase in real estate tax expense, due to higher real estate tax assessments, and bad debt expense, which was partially offset by a decrease in utilities expense, service contract expenses and repairs and maintenance expense. The increase in property operating expenses for the nine months ended September 30, 2016 was due to an increase in real estate tax expense due to higher real estate tax assessments, which was partially offset by a decrease in snow and ice removal costs, utility expense and space improvement costs.

Reconciliation of Same Property NOI for Our Reporting Segments (Three months ended September 30, 2016 and 2015)

The following tables provide a reconciliation of our Same Property NOI for our reporting segments to our consolidated net income for the three months ended September 30, 2016 and 2015. A detailed discussion of each reporting segment’s Same Property NOI results for the three months ended September 30, 2016 compared with the same period in 2015 follows these tables.

	2016
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$11,814	$10,981	$8,630	$7,625	$39,050
Property operating expense(3)	(3,111)	(2,302)	(2,036)	(1,988)	(9,437)
Real estate taxes and insurance	(2,210)	(995)	(849)	(626)	(4,680)
Same Property NOI(1)	$6,493	$7,684	$5,745	$5,011	24,933

Non-comparable net operating income(4)					984
Depreciation and amortization expense					(13,928)
General and administrative					(4,112)
Total other expenses					(5,635)
Net income					$2,242

	2015
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$11,296	$10,323	$8,720	$7,226	$37,565
Property operating expense(3)	(2,857)	(2,318)	(1,996)	(2,024)	(9,195)
Real estate taxes and insurance	(2,015)	(882)	(909)	(618)	(4,424)
Same Property NOI(1)	$6,424	$7,123	$5,815	$4,584	23,946

Non-comparable net operating income(4)					3,192
Depreciation and amortization expense					(16,758)
General and administrative					(4,605)
Total other expenses					(1,778)
Net income					$3,997

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the three and nine months ended September 30, 2016 and 2015 exclude the operating results of all disposed properties and the results of the following non-same property that was owned as of September 30, 2016: the NOVA build-to-suit.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for the NOVA build-to-suit and all properties that were disposed of prior to September 30, 2016 and whose operations for the periods we owned the property remained classified within continuing operations. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Reconciliation of Same Property NOI for Our Reporting Segments (Nine months ended September 30, 2016 and 2015)

The following tables provide a reconciliation of our Same Property NOI for our reporting segments to our consolidated net income for the nine months ended September 30, 2016 and 2015. A detailed discussion of each reporting segment’s Same Property NOI results for the nine months ended September 30, 2016 compared with the same period in 2015 follows these tables.

	2016
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$34,603	$33,182	$26,278	$22,400	$116,463
Property operating expense(3)	(8,614)	(7,566)	(6,469)	(5,395)	(28,044)
Real estate taxes and insurance	(6,562)	(2,883)	(2,809)	(1,833)	(14,087)
Same Property NOI(1)	$19,427	$22,733	$17,000	$15,172	74,332

Non-comparable net operating income(4)					2,558
Depreciation and amortization expense					(44,075)
General and administrative					(12,995)
Impairment of rental property					(2,772)
Total other expenses					(16,899)
Net income					$149

	2015
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings(1)	6	34	14	19	73

Same Property
Total revenues(2)	$33,403	$31,799	$25,869	$21,334	$112,405
Property operating expense(3)	(8,722)	(8,379)	(5,999)	(5,512)	(28,612)
Real estate taxes and insurance	(5,994)	(2,592)	(2,708)	(1,803)	(13,097)
Same Property NOI(1)	$18,687	$20,828	$17,162	$14,019	70,696

Non-comparable net operating income(4)					9,701
Depreciation and amortization expense					(49,909)
General and administrative					(15,110)
Total other expenses					(9,806)
Loss from discontinued operations					(607)
Net income					$4,965

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the three and nine months ended September 30, 2016 and 2015 exclude the operating results of all disposed properties and the results of the following non-same property that was owned as of September 30, 2016: the NOVA build-to-suit.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for the NOVA build-to-suit and all properties that were disposed of prior to September 30, 2016 and whose operations for the periods we owned the property remained classified within continuing operations. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Washington, D.C.
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	6	6	—	—	6	6	—	—
Same property revenues
Rental	$9,268	$8,802	$466	5.3	$27,052	$26,091	$961	3.7
Tenant reimbursements and other(2)	2,546	2,494	52	2.1	7,551	7,312	239	3.3
Total same property revenues	11,814	11,296	518	4.6	34,603	33,403	1,200	3.6
Same property operating expenses
Property(3)	3,111	2,857	254	8.9	8,614	8,722	(108)	(1.2)
Real estate taxes and insurance	2,210	2,015	195	9.7	6,562	5,994	568	9.5
Total same property operating expenses	5,321	4,872	449	9.2	15,176	14,716	460	3.1
Same Property NOI:	$6,493	$6,424	$69	1.1	$19,427	$18,687	$740	4.0
Reconciliation to total property operating income:
Same Property NOI	$6,493	$6,424			$19,427	$18,687
Non-comparable net operating income (loss)(4)	32	(64)			(358)	(247)
Total property operating income	$6,525	$6,360			$19,069	$18,440

	Weighted Average Occupancy for the Three Months Ended September 30,				Weighted Average Occupancy for the Nine Months Ended September 30,
	2016	2015			2016	2015
Same Properties	90.6%	88.1%			89.1%	85.2%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for: Storey Park. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Washington, D.C. properties increased $0.1 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. For the three and nine months ended September 30, 2016, total same property revenues increased $0.5 million and $1.2 million, respectively, compared with the same periods in 2015 due to an increase in occupancy at the Washington, D.C. properties. Total same property operating expenses increased by $0.4 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 as there was an increase in real estate tax expenses due to higher real estate tax assessments and an increase in bad debt expense.

Maryland
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	34	34	—	—	34	34	—	—
Same property revenues
Rental	$9,345	$8,961	$384	4.3	$27,798	$26,509	1,289	4.9
Tenant reimbursements and other(2)	1,636	1,362	274	20.1	5,384	5,290	94	1.8
Total same property revenues	10,981	10,323	658	6.4	33,182	31,799	1,383	4.3
Same property operating expenses
Property(3)	2,302	2,318	(16)	(0.7)	7,566	8,379	(813)	(9.7)
Real estate taxes and insurance	995	882	113	12.8	2,883	2,592	291	11.2
Total same property operating expenses	3,297	3,200	97	3.0	10,449	10,971	(522)	(4.8)
Same Property NOI	$7,684	$7,123	$561	7.9	$22,733	$20,828	1,905	9.1
Reconciliation to total property operating income:
Same Property NOI	$7,684	$7,123			$22,733	$20,828
Non-comparable net operating income(4)	59	92			279	677
Total property operating income	$7,743	$7,215			$23,012	$21,505

	Weighted Average Occupancy for the Three Months Ended September 30,				Weighted Average Occupancy for the Nine Months Ended September 30,
	2016	2015			2016	2015
Same Properties	93.4%	91.3%			92.3%	91.0%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)
Includes property results for: Rumsey Center. Also, includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Maryland properties increased $0.6 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues increased $0.7 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 due to an increase in occupancy at the Maryland properties. Total same property operating expenses increased $0.1 million and decreased $0.5 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The increase of operating expenses for the three months ended September 30, 2016 compared with the same period in 2015 relates to an increase in real estate tax expenses due to higher real estate tax assessments. The decrease of operating expenses for the nine months ended September 30, 2016 compared with the same period in 2015 is due to decreases in snow and ice removal costs, anticipated bad debt reserves and utilities expense, which were partially offset by an increase in real estate tax expenses due to higher real estate tax assessments.

Northern Virginia
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	14	14	—	—	14	14	—	—
Same property revenues
Rental	$6,922	$6,959	(37)	(0.5)	$20,803	$20,451	$352	1.7
Tenant reimbursements and other(2)	1,708	1,761	(53)	(3.0)	5,475	5,418	57	1.1
Total same property revenues	8,630	8,720	(90)	(1.0)	26,278	25,869	409	1.6
Same property operating expenses
Property(3)	2,036	1,996	40	2.0	6,469	5,999	470	7.8
Real estate taxes and insurance	849	909	(60)	(6.6)	2,809	2,708	101	3.7
Total same property operating expenses	2,885	2,905	(20)	(0.7)	9,278	8,707	571	6.6
Same Property NOI	$5,745	$5,815	(70)	(1.2)	$17,000	$17,162	$(162)	(0.9)
Reconciliation to total property operating income:
Same Property NOI	$5,745	$5,815			$17,000	$17,162
Non-comparable net operating income(4)	979	3,268			2,983	9,586
Total property operating income	$6,724	$9,083			$19,983	$26,748

	Weighted Average Occupancy for the Three Months Ended September 30,				Weighted Average Occupancy for the Nine Months Ended September 30,
	2016	2015			2016	2015
Same Properties	91.0%	93.0%			91.4%	91.7%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of September 30, 2016: NOVA build-to-suit.

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

Same Property NOI for the Northern Virginia properties decreased $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues decreased $0.1 million and increased $0.4 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The decrease in property revenues for the three months ended September 30, 2016 compared with the same period in 2015 is due to a decrease in occupancy at the Northern Virginia properties. The increase in property revenues for the nine months ended September 30, 2016 compared with the same period in 2015 is due to an increase in rental rates, while occupancy remained relatively flat at the Northern Virginia properties. Total same property operating expenses slightly decreased for the three months ended September 30, 2016, while property operating expenses increased $0.6 million for the nine months ended September 30, 2016, compared with the same periods in 2015. The slight decrease in property operating expenses for the three months ended September 30, 2016 compared with the same period in 2015 is due to a decrease in real estate taxes, which was offset by an increase in space improvement costs. The increase in property operating expenses for the nine months ended September 30, 2016 compared with the same period in 2015 is due to increases in anticipated bad debt reserves at several properties and real estate tax expenses due to higher real estate tax assessments.

Southern Virginia
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	19	19	—	—	19	19	—	—
Same property revenues
Rental	$6,387	$6,028	359	6.0	$18,973	$17,812	$1,161	6.5
Tenant reimbursements and other(2)	1,238	1,198	40	3.3	3,427	3,522	(95)	(2.7)
Total same property revenues	7,625	7,226	399	5.5	22,400	21,334	1,066	5.0
Same property operating expenses
Property(3)	1,988	2,024	(36)	(1.8)	5,395	5,512	(117)	(2.1)
Real estate taxes and insurance	626	618	8	1.3	1,833	1,803	30	1.7
Total same property operating expenses	2,614	2,642	(28)	(1.1)	7,228	7,315	(87)	(1.2)
Same Property NOI	$5,011	$4,584	427	9.3	$15,172	$14,019	$1,153	8.2
Reconciliation to total property operating income:
Same Property NOI	$5,011	$4,584			$15,172	$14,019
Non-comparable net operating loss(4)	(86)	(104)			(346)	(315)
Total property operating income	$4,925	$4,480			$14,826	$13,704

	Weighted Average Occupancy for the Three Months Ended September 30,				Weighted Average Occupancy for the Nine Months Ended September 30,
	2016	2015			2016	2015
Same Properties	94.8%	92.0%			94.8%	90.2%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

(4)	Includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

Same Property NOI for the Southern Virginia properties increased $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Total same property revenues increased $0.4 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015 due to an increase in occupancy at the Southern Virginia properties. Total same property operating expenses slightly decreased for the three months ended September 30, 2016 and decreased $0.1 million for the nine months ended September 30, 2016 compared with the same periods in 2015. The decrease for both periods is primarily due to a reduction in utilities and repairs and maintenance costs, and the decrease for the nine months ended September 30, 2016 compared to the same period in 2015 is also due to a decrease in snow and ice removal costs.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities (including both internal growth through development and redevelopment, as well as external growth through acquisitions). As previously disclosed in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, we completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we have begun implementing our previously announced strategic plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values (“the Strategic Plan”).

The key action items of the Strategic Plan are as follows:

•	Improve our portfolio composition by disposing of approximately $350 million of non-core assets.

•	Address three large upcoming lease expirations at single-tenant buildings through the repositioning of 500 First Street, NW and 540 Gaither Road at Redland, and the future sale of One Fair Oaks.

•
Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time, and extending our debt maturities to better match our capital structure with our assets.

•	Manage our cost structure by reducing corporate overhead and general and administrative expenses.

•	Reduce our targeted annualized common share dividend from $0.60 to $0.40.

We have executed on several key components of our previously disclosed Strategic Plan. As of the date of this filing, we have sold over $200 million of non-core assets, beginning with the December 2015 sales of Newington Business Park Center and Cedar Hill I and III. On January 19, 2016, we used the combined proceeds from the sale of Newington Business Park Center and Cedar Hill I and III to redeem 2.2 million 7.750% Series A Preferred Shares. On April 27, 2016, we used the proceeds from the sale of the NOVA Non-Core Portfolio to redeem an additional 3.6 million 7.750% Series A Preferred Shares. On July 6, 2016, we used proceeds from the prepayment of a note receivable to redeem the remaining 0.6 million 7.750% Series A Preferred Shares and to pay down a portion of the outstanding balance under our unsecured revolving credit facility. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the final outstanding shares on July 6, 2016. Finally, on July 25, 2016, our consolidated joint venture utilized proceeds from the sale of Storey Park to repay the $22.0 million land loan at the property, and we used our portion of the remaining proceeds to repay $27.0 million of the outstanding balance under the unsecured revolving credit facility and for other general corporate purposes.

In addition, we have focused on reducing our corporate overhead costs. For the three and nine months ended September 30, 2016, our general and administrative expense was $4.1 million and $13.0 million, respectively, compared with $4.6 million and $15.1 million for the three and nine months ended September 30, 2015, respectively. Even excluding $0.4 million of separation costs recorded in the first quarter of 2015, our general and administrative expense decreased 10% and 11% for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Finally, as previously disclosed in connection with our Strategic Plan, on April 26, 2016, the Board of Trustees declared a reduction of our dividend rate by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per share, and was effective for the dividends paid on May 16, 2016 and August 15, 2016. On October 24, 2016, we declared a dividend of $0.10 per common share to be paid on November 15, 2016 to common shareholders of record as of November 8, 2016.

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

On October 6, 2016, we borrowed $11.0 million under the unsecured revolving credit facility and used available cash to prepay, without penalty, the $12.2 million loan encumbering Hillside I and II. As of the date of this filing, we had $144.0 million outstanding and $153.9 million available under the unsecured revolving credit facility. In the next 12 months, the only debt we have maturing is a $32.2 million construction loan, which we anticipate refinancing into mortgage debt in 2017. For a list of principal debt balances and their maturity dates, as well as a reconciliation of our borrowings to the net debt balances presented in our consolidated balance sheets, see note 8, Debt.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, approximately 19% of our annualized cash basis rent is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

We own three single-tenant buildings that had leases expiring in 2016 and 2017 (540 Gaither Road - Department of Health and Human Services, One Fair Oaks - CACI International, and 500 First Street, NW - Bureau of Prisons).

In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland property in our Maryland reporting segment, that it will be exercising its early termination right, which will be effective in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate the new tenant at 540 Gaither Road will take occupancy in early 2018. Currently, we are evaluating various strategies with respect to Redland, which include beginning design work related to repositioning 540 Gaither Road and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which will expire in July 2017. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease. However, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

CACI International, which fully leases One Fair Oaks in our Northern Virginia reporting segment, has a lease that terminates on December 31, 2016. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges of re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. We have engaged a sales broker to market One Fair Oaks and anticipate completing the sale in late 2016 or early 2017; however, we can provide no assurances regarding the timing or pricing of the sale, or that such sale will occur at all.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of September 30, 2016, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, 440 First Street, NW Construction Loan and Northern Virginia Construction Loan. On July 25, 2016, in connection with our 97% owned consolidated joint venture’s sale of Storey Park, we repaid the entire balance of the Storey Park Land Loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at September 30, 2016 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loans

Covenants	Quarter Ended September 30, 2016	Covenant
Consolidated Total Leverage Ratio(1)	47.7%	≤ 60%
Tangible Net Worth(1)	$874,042	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.63x	≥ 1.50x
Maximum Dividend Payout Ratio	53.4%	≤ 95%

Restricted Indebtedness:
Maximum Secured Debt	21.6%	≤ 40%
Unencumbered Pool Leverage(1)	44.1%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.99x	≥ 1.75x

(1)
These are the only covenants that apply to our 440 First Street, NW Construction Loan and Northern Virginia Construction Loan which are calculated in accordance with the amended, restated and consolidated unsecured revolving credit facility.

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

Consolidated cash flow information is summarized as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Change
Net cash provided by operating activities	$46,370	$42,740	$3,630
Net cash provided by investing activities	128,648	51,544	77,104
Net cash used in financing activities	(173,778)	(94,732)	(79,046)

Net cash provided by operating activities increased $3.6 million for the nine months ended September 30, 2016 compared with the same period in 2015 primarily due to an increase in net operating income, which was due to an increase in occupancy in our portfolio, and a decrease in general and administrative expenses. In addition, there was an increase in accounts payable and accrued expenses for the nine months ended September 30, 2016 compared with the same period in 2015. The increase in net cash provided by operating activities was partially offset by an increase in deferred costs for the nine months ended September 30, 2016 compared with the same period in 2015.

Net cash provided by investing activities increased $77.1 million for the nine months ended September 30, 2016 compared with the same period in 2015. During the nine months ended September 30, 2016, the owners of 950 F Street, NW prepaid a mezzanine loan that had an outstanding balance of $34.0 million. In addition, we received aggregate net proceeds of $143.2 million from the sales of Storey Park and the NOVA Non-Core Portfolio. During the nine months ended September 30, 2015, we received aggregate net proceeds of $71.9 million from the sales of Rumsey Center and the Richmond Portfolio, which does not include cash used to prepay the mortgage debt secured by certain properties in the Richmond Portfolio. In addition, during the nine months ended September 30, 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The increase in cash provided by investing activities for the nine months ended September 30, 2016 compared with the same period in 2015 was partially offset by a $1.1 million combined decrease in cash used for construction activities and additions to rental property and furniture fixtures and equipment, which was primarily driven by a decrease in costs incurred for the NOVA build-to-suit, which was placed in-service in August 2016.

Net cash used in financing activities increased $79.0 million for the nine months ended September 30, 2016 compared with the same period in 2015. We issued $224.4 million of debt and repaid $211.0 million of outstanding debt during the nine months ended September 30, 2016, compared with the issuance of $181.0 million of debt and the repayment of $226.2 million of outstanding debt during the nine months ended September 30, 2015. In addition, we used aggregate cash from the sales of Newington Business Park Center and Cedar Hill I and III in December 2015, cash from the sale of the NOVA Non-Core Portfolio in March 2016 and cash from the prepayment of the 950 F Street, NW mezzanine loan to redeem a total of 6.4 million 7.750% Series A Preferred Shares with a total face value of $160.0 million during the nine months ended September 30, 2016. The redemption of preferred shares during 2016 resulted in a $4.7 million decrease in dividends to preferred shareholders for the nine months ended September 30, 2016 compared to the same period in 2015. Dividends to common shareholders decreased $6.1 million for the nine months ended September 30, 2016 compared to the same period in 2015 due to a reduction of our quarterly dividend rate from $0.15 per common share to $0.10 per common share during 2016. In addition, during the nine months ended September 30, 2015, we used $10.2 million to repurchase 0.9 million common shares.

Contractual Obligations

As of September 30, 2016, we had contractual construction in progress obligations, which included amounts accrued at September 30, 2016, of $0.8 million. The amount of contractual construction in progress obligations are primarily related to final development activities for the NOVA build-to-suit located in our Northern Virginia reporting segment, which was placed in-service during the third quarter of 2016. As of September 30, 2016, we had contractual rental property and furniture, fixtures and equipment obligations of $6.2 million outstanding, which included amounts accrued at September 30, 2016. The amount of contractual rental property and furniture, fixtures and equipment obligations at September 30, 2016 included final tenant improvement costs for the tenant at the NOVA build-to-suit and capital improvement costs at 1401K Street, NW and 11 Dupont, which are located in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of September 30, 2016, we remained liable to those local municipalities for $2.4 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of September 30, 2016.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of September 30, 2016, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests that are owned by unrelated parties. In July 2016, we redeemed our remaining 7.750% Series A Preferred Shares and now only have common shares and Operating Partnership units outstanding. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

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

Dividends

On July 25, 2016, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on August 15, 2016 to common shareholders of record as of August 8, 2016. As discussed above, we redeemed the remaining 0.6 million outstanding shares of our 7.750% Series A Preferred Shares on July 6, 2016, and the 7.750% Series A Preferred Shares were delisted from trading on the New York Stock Exchange upon such redemption.

On October 24, 2016, we declared a dividend of $0.10 per common share to be paid on November 15, 2016 to common shareholders of record as of November 8, 2016.

Funds From Operations

FFO, which is a non-GAAP measure used by many investors and analysts that follow the public real estate industry, represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of rental property and impairments of rental property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We also exclude from our FFO calculation, the impact related to third parties from our consolidated joint venture. FFO available to common shareholders and unitholders is calculated as FFO less accumulated dividends on our preferred shares for the applicable periods presented. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may differ from the methodology for calculating FFO, or similarly titled measures, utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

We consider FFO and FFO available to common shareholders and unitholders useful measures of performance for an equity REIT as they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of rental property diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by investors and analysts. However, FFO does not represent amounts available for our discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for shares of stock in determining FFO per diluted share.

Our presentation of FFO in accordance with NAREIT’s definition should not be considered as an alternative to net (loss) income attributable to common shareholders (computed in accordance with GAAP) as an indicator of our financial performance.

The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO and FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$1,607	$859	$(7,989)	$(4,146)
Add: Depreciation and amortization:
Rental property	13,928	16,758	44,075	49,909
Discontinued operations	—	—	—	1,222
Unconsolidated joint ventures	895	1,006	2,671	3,049
Impairment of rental property(1)	—	—	2,772	—
(Gain) loss on sale of rental property(2)	—	(3,384)	1,155	(4,241)
Net income (loss) attributable to noncontrolling interests in the Operating Partnership	71	38	(356)	(186)
FFO available to common shareholders and unitholders	16,501	15,277	42,328	45,607
Dividends on preferred shares	11	3,100	3,053	9,300
Issuance costs of redeemed preferred shares	517	—	5,515	—
FFO	$17,029	$18,377	$50,896	$54,907
Weighted average common shares and Operating Partnership units outstanding – diluted	60,402	60,664	60,373	60,857

(1)	In the second quarter of 2016, we recorded a $2.8 million impairment related to Storey Park, which was sold on July 25, 2016.

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

We had $745.5 million of gross debt outstanding at September 30, 2016, of which $245.7 million was fixed-rate debt and $240.0 million was hedged variable-rate debt. The remainder of our gross debt, $259.8 million, was unhedged variable-rate debt that consisted of $133.0 million under the unsecured revolving credit facility, $60.0 million under the unsecured term loan, a $32.2 million outstanding balance under the 440 First Street, NW Construction Loan and a $34.6 million outstanding balance under the Northern Virginia Construction Loan. At September 30, 2016, the 440 First Street, NW Construction Loan had a contractual interest rate of LIBOR plus 2.50%, and the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At September 30, 2016, LIBOR was 0.53%. A change in interest rates of 100 basis points would result in an increase or decrease of $2.6 million in interest expense on our unhedged variable rate debt on an annualized basis. On July 25, 2016, in connection with the sale of Storey Park, we repaid the entire balance of the Storey Park Land Loan.

In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis.

Our gross debt balances exclude a total of $6.7 million and $8.0 million of unamortized deferred financing costs at September 30, 2016 and December 31, 2015, respectively

The table below summarizes our interest rate swap agreements as of September 30, 2016 (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2017	30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$240,000		1.442%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of September 30, 2016, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of September 30, 2016, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, 41,591 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the nine months ended September 30, 2016.

Issuer Purchases of Equity Securities

In July 2015, our Board of Trustees authorized a share repurchase program that allowed us to acquire up to five million of our common shares from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We were not obligated to acquire any particular amount of common shares. During 2015, we repurchased 924,198 common shares at a weighted-average share price of $10.99 for a total purchase price of $10.2 million. During the three and nine months ended September 30, 2016, we did not repurchase any common shares under the share repurchase program. We are no longer authorized to repurchase common shares under the previously authorized share repurchase program, which expired at the end of July 2016.

During the three months ended September 30, 2016, we did not repurchase any of our common shares.

The following table summarizes our repurchases of preferred shares during the third quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2016 through July 31, 2016	600,000	(1)	$25.269097	—	—
August 1, 2016 through August 31, 2016	—		—	—	—
September 1, 2016 through September 30, 2016	—		—	—	—
Total	600,000		$25.269097	—	—

(1)
On July 6, 2016, we redeemed all of our remaining 600,000 issued and outstanding 7.750% Series A Preferred Shares. The 7.750% Series A Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends to but excluding the aforementioned redemption date in an amount equal to 0.269097 per share, for a total payment of $25.269097 per share.

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

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-107172) filed on October 1, 2003).
3.5	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31824) filed on October 29, 2015).
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

10.1†
Form of Performance-Based Restricted Share Agreement Under the First Potomac Realty Trust 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2016 (File No. 001-31824)).

31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer.
32.2**	Section 906 Certification of Chief Financial Officer.

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: October 27, 2016	/s/ Robert Milkovich
Robert Milkovich
President, Chief Executive Officer and Chief Operating Officer

Date: October 27, 2016	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President, Chief Financial Officer and Treasurer