Form 10-K
period 2016-12-31
FIRST POTOMAC REALTY TRUST
filed 2017-02-24
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)    YES  ☐    NO  ☒
The aggregate fair value of the registrant’s common shares of beneficial interest, $0.001 par value per share, at June 30, 2016, held by those persons deemed by the registrant to be non-affiliates was $526,679,042.
As of February 22, 2017, there were 58,698,267 common shares of beneficial interest, par value $0.001 per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s definitive proxy statement relating to the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

FIRST POTOMAC REALTY TRUST
FORM 10-K

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding the execution of our strategic plan, potential dispositions and the timing of such dispositions, and future acquisitions and growth opportunities, within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

•
other risks detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

Overview

We are a leader in the ownership, management, redevelopment and development of office and business park properties in the greater Washington, D.C. region. Our focus is owning and operating properties that we believe can benefit from our market knowledge and intensive operational skills, with a focus on increasing their profitability and value. Our portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use, and business parks contain buildings with office features combined with some industrial property space. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2016, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At December 31, 2016, we wholly owned properties totaling 6.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 0.6 million square feet of additional development. Our consolidated properties were 92.6% occupied by 384 tenants at December 31, 2016. We do not include square footage of properties in development or redevelopment in our occupancy calculation. At December 31, 2016, none of the 6.7 million square feet owned through our properties was in development or redevelopment. We derive substantially all of our revenue from leases of space within our properties. As of December 31, 2016, our largest tenant was the U.S. Government, which accounted for 16% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 27% of our total annualized cash basis rent as of December 31, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2016, we had consolidated total revenues of $160.3 million and consolidated total assets of $1.3 billion. Financial information related to our four reporting segments is set forth in note 17, Segment Information, to our consolidated financial statements.

Our corporate headquarters are located at 7600 Wisconsin Avenue, 11th Floor, Bethesda, Maryland 20814, and we believe our current space is sufficient to meet our current needs. We do not own the building in which we lease space for our corporate headquarters. As of December 31, 2016, we had four other offices for our property management operations, which occupy approximately 18,000 square feet within buildings we own.

Our History

The Operating Partnership was formed in 1997 to focus on the acquisition, development and redevelopment of industrial properties and business parks, primarily in the suburban markets of the greater Washington, D.C. region. The Company was formed as a Maryland trust in 2003, and we completed our initial public offering in October 2003. At December 31, 2003, we owned properties totaling 2.9 million square feet and had total assets of $244.1 million. By the beginning of 2010, we had grown our portfolio to over 12 million square feet and had total assets of $1.1 billion. In 2010, we entered the office market in Washington, D.C. with the acquisition of four office properties, including one property purchased through an unconsolidated joint venture, and thereafter continued our focus on acquiring office properties. We updated our strategic and capital plan in 2013, which, among other things, included a capital recycling strategy to divest of lower quality assets. During 2013, we sold the majority of our industrial portfolio and decided to strategically focus on office properties and business parks. In 2016, we completed an extensive underwriting of our business, our portfolio and our team, and based on this underwriting, we began implementing a new strategic plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values (the “Strategic Plan”). See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Strategic Plan” for a

detailed discussion of the Strategic Plan’s key action items and the measures we have taken to complete these strategic objectives during 2016.

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

Competitive Advantages

We believe that our business strategy and operating model distinguish us from other owners, operators and acquirers of rental property in a number of ways, which include:

•	Experienced Management Team. Our three executive officers have over 50 years of cumulative real estate experience in the greater Washington, D.C. region;

•
Focused Strategy. We focus primarily on high-quality, multi-story office properties in the greater Washington, D.C. region. We believe that the greater Washington, D.C. region historically has been one of the largest, most stable markets in the U.S. for assets of this type;

•
Value-Add Management Approach. Through our hands-on approach to management, leasing, renovation and repositioning, we endeavor to add significant value to the properties that we acquire by improving tenant quality and increasing occupancy rates and net rent per square foot;

•
Local Market Knowledge. We have established relationships with local real estate owners, the brokerage community, prospective tenants and property managers in our markets. We believe that our market knowledge enhances our efforts to identify attractive acquisition opportunities and lease space in our properties; and

•
Diverse Tenant Mix. We believe our tenant base is highly diverse. Approximately 55% of our annualized cash basis rent is generated from our 25 largest tenants, and our largest 100 tenants generate approximately 79% of our annualized cash basis rent. The balance of our tenants, which is comprised of over 250 different companies, generates the remaining 21% of our annualized cash basis rent. We believe that our diversified tenant base provides a desirable mix of stability, diversity and growth potential.

Our Markets

We operate, acquire, develop and redevelop, office and business park properties in the greater Washington, D.C. region. Within this area, our primary market is the Washington, D.C. metropolitan statistical area (“MSA”), which includes Washington D.C., Northern Virginia and suburban Maryland. Additionally, we own and operate office and business park properties in the Virginia Beach-Norfolk-Newport News MSA, where our Southern Virginia properties are located, as well as in the Baltimore-Columbia-Towson MSA where the remainder of our Maryland properties are located (Annapolis and Columbia). We derive approximately 74.1% of our annualized cash basis rent from the Washington, D.C. MSA, 19.6% from Virginia Beach-Norfolk-Newport News MSA, and the remaining 6.3% of our annualized cash basis rent comes from properties within the Baltimore-Columbia-Towson MSA.

According to data from Transwestern, a commercial real estate services provider, the Washington, D.C. MSA contains approximately 423 million square feet of office property and is the second largest office market in the country behind New York. The Washington, D.C. MSA office market totaled 2.3 million square feet of positive net absorption during 2016. The region also contains approximately 402 million square feet of flex/business park/industrial property, which is the smallest amongst the nation’s largest metro areas.

In 2016, the Washington, D.C. MSA was the sixth largest job market in the United States behind Los Angeles, New York, Dallas, San Francisco and Atlanta. Through November 2016, the D.C. MSA added more than 65,500 jobs, primarily in professional & business services, education & health, state & local government, and leisure & hospitality, according to the Transwestern / Delta Associates’ publication “TrendLines 2017, Investing in the Future”. The publication also stated that the Washington, D.C. MSA is estimated to add an annual average of 43,600 jobs from 2017 to 2021, with private sector firms leading the way. As of November 2016, the Washington D.C. MSA had an unemployment rate of 3.7%, the fifth lowest among its peer metropolitan areas, trailing only Boston, Denver, Dallas and San Francisco according to the Transwestern / Delta Associates’ publication.

The Virginia Beach-Norfolk-Newport News MSA is our second largest market when measured by annualized cash basis rent and square footage. We own approximately 2 million square feet in the region and derive 19.6% of our annualized cash basis rent from the market. Norfolk is home to the largest military installation in the world, according to the United States Navy, and remains heavily invested in the defense and shipping industries, as it is the only NATO command on U.S. soil. In addition, the Norfolk port is the third largest port on the East Coast of the United States, has the deepest, obstruction-free channels available on the East Coast, and is the only East Coast port with Congressional authorization for 55-foot depth channels, according to the Virginia Port Authority.

The Baltimore-Columbia-Towson MSA is our smallest market when measured by annualized cash basis rent and square footage. We own approximately 470,000 square feet in the region and derive 6.3% of our annualized cash basis rent from the market. The properties that we own in the Baltimore-Columbia-Towson MSA are located in Columbia and Annapolis, Maryland. Columbia is a planned community that benefits from its strategic location between the cities of Washington, D.C. and Baltimore, Maryland. Columbia has consistently ranked in the top ten of CNN Money's “Best Places to Live in America”. Annapolis is the Maryland state capital and home to the U.S. Naval Academy.

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

Employees

We had 120 employees as of February 17, 2017. We believe that relations with our employees are good.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks, including the risk that an investor might lose its entire investment. The following discussion concerns the material risks associated with our business. These risks are interrelated and should be considered collectively. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our security holders. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our results of operations, cash flow and ability to make distributions to our security holders will be materially adversely affected. Income from properties may be adversely affected by, among other things:

•	downturns in the national, regional and local economic conditions (particularly in the greater Washington, D.C. region, where substantially all of our properties are located);

•	declines in the financial condition of our tenants (including tenant bankruptcies) and our ability to collect rents from our tenants;

•	local real estate market conditions, such as oversupply or reduction in demand for office space;

•	decreases in rent and/or occupancy rates due to competition, oversupply, adverse changes to the areas surrounding our properties, or other factors;

•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances;

•	competition from similar asset type properties;

•	increased competition for public capital from new or expanding market participants;

•	changes in space utilization by our tenants that may adversely affect future demand due to technology, telecommuting and overall shift in business culture;

•	increases in operating costs such as real estate taxes, insurance premiums, site maintenance (including snow removal costs) and utilities;

•	vacancies and the need to periodically repair, renovate and re-lease space, or other significant capital expenditures;

•	reduced capital investment in or demand for real estate in the future;

•	costs of remediation and liabilities associated with environmental conditions and laws;

•	earthquakes and other natural disasters, civil disturbances, or terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changes in interest rates and the availability of financing;

•	inflation; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Substantially all of our properties are located in the greater Washington, D.C. region, making us vulnerable to changes in economic, regulatory or other conditions in that region that could have a material adverse effect on our results of operations.

Substantially all of our properties are located in the greater Washington, D.C. region, exposing us to greater risks than if we owned properties in multiple geographic regions. Economic conditions in the greater Washington, D.C. region may significantly affect the occupancy and rental rates of our properties. A decline in occupancy and rental rates, in turn, may significantly adversely affect our profitability and our ability to satisfy our financial obligations. Further, the economic condition of the region may also depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our results of operations. For example, the U.S. Government, which has a large presence in our markets, accounted for 16% of our total annualized cash basis rent as of December 31, 2016, and the U.S. Government combined with government contractors accounted for 27% of our total annualized cash basis rent as of December 31, 2016.

Therefore, we are directly affected by decreases in federal government spending (either directly through the potential loss of a U.S. Government tenant or indirectly if the businesses of tenants that contract with the U.S. Government are negatively impacted). In particular, the office market in the Washington, D.C. metropolitan area was negatively impacted by uncertainty regarding the potential for significant reductions in spending by the U.S. Government and may be impacted by the uncertainty regarding policy changes under the new administration. In addition to actual economic conditions, investor perception of risks associated with real estate in the Washington, D.C. metropolitan area as a result of its perceived dependence on the U.S. Government, and the impact of sequestration (defined below) or anticipated policy changes, may make potential investors less likely to invest in our shares, which could have a material adverse effect on the price of our shares.

We may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Certain policy changes under the new federal administration may increase costs to our tenants, or may cause certain government contractors to lose their contract with the U.S. Government or limit their ability to expand or renew space. Thus, adverse developments and/or conditions in the greater Washington, D.C. region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

At December 31, 2016, 19.0%, 8.6% and 9.3% of our annualized cash basis rent was scheduled to expire in 2017, 2018 and 2019, respectively. In particular, we own two single-tenant buildings that have leases expiring in 2017 (540 Gaither Road - Department of Health and Human Services, and 500 First Street, NW - Bureau of Prisons). Together, these two leases represent approximately $8 million of annual net operating income. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. The amount of annualized cash basis rent scheduled to expire in 2017 includes 5.1% of our total annualized cash basis rent that is related to CACI International, which fully leased One Fair Oaks pursuant to a lease that expired on December 31, 2016. We subsequently sold One Fair Oaks on January 9, 2017 for net proceeds of $13.3 million. In addition, as discussed in the risk factor titled “A decrease in federal government spending, or the threat thereof, as a result of sequestration cuts or otherwise, could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties”, our leases with the U.S. Government include favorable tenant termination provisions. For example, in October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road, that it will be exercising its early termination right, which will be effective in March 2017. In addition, the Bureau of Prisons, which fully leases 500 First Street, NW, has a lease that is scheduled to expire on July 31, 2017. Currently, we are evaluating various strategies with respect to these properties (and, in certain instances have engaged third parties to assist in evaluating such strategies), which includes repositioning 540 Gaither Road and 500 First Street, NW and gauging new tenant interest to lease these properties, all with the ultimate goal of maximizing value upon the expiration of these leases. However, we can provide no assurances regarding the outcome of these or any other alternative strategies for properties with expiring leases.

A decrease in federal government spending, or the threat thereof, as a result of sequestration cuts or otherwise, could have a material adverse effect on our results of operations and cash flow, and could cause an impairment of the value of some of our properties.

The U.S. Government accounted for 16% of our total annualized cash basis rent as of December 31, 2016, and the U.S. Government combined with government contractors accounted for 27% of our total annualized cash basis rent as of December 31, 2016. A significant reduction in federal government spending could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the greater Washington, D.C. region, particularly the Washington, D.C. and Norfolk, VA metropolitan areas, are significantly dependent upon the level of federal government spending in the region, and uncertainty regarding the potential for future reduction in government spending could also decrease or delay leasing activity from the U.S. Government and government contractors. Moreover, the Budget Control Act, which was passed in 2011 and imposed caps on the federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years (commonly referred to as “sequestration”), has fueled further uncertainty regarding future government spending reductions. The reductions in U.S. federal government spending imposed by the Budget Control Act went into effect on March 1, 2013, which lead to significant reductions in U.S. federal government spending in 2013 through 2015, with similar cuts scheduled through 2021. Overall, the sequester imposed by the Budget Control Act lowers spending by a total of approximately $1.1 trillion versus pre-sequester levels over the period from 2013 to 2021. As a result of the scheduled reductions in U.S. federal government spending, there could be negative economic changes in our region, which could adversely impact the ability of our tenants to perform their financial obligations under our leases or decrease the likelihood of their lease renewal. In addition, some of our leases with the U.S. Government are for relatively short terms or provide for early termination rights, including termination for convenience or in the event of a budget shortfall. Further, on July 31, 2003, the United States Department of Defense issued the Unified Facilities Criteria (the “UFC”), which established minimum antiterrorism standards for the design and construction of new and existing buildings leased by the departments and agencies of the Department of Defense. The loss of the federal government as a tenant resulting from reductions in federal government spending, exercise of the government’s contractual termination rights, our inability to comply with the UFC standards or for any other reason would have a material adverse effect on our results of operations. A reduction or elimination of rent from the U.S. Government or other significant tenants would also materially reduce our cash flow and materially adversely affect our results of operations and ability to make distributions to our security holders.

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

Our properties face significant competition, which could adversely affect our results of operations or financial condition.

We face significant competition for tenants in our properties from developers, owners and operators of similar properties that may be more willing to make space available to prospective tenants at lower prices and with greater tenant improvements and other concessions than comparable spaces in our properties, especially in difficult economic times. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge and increase the tenant improvements and other concessions that we offer, which could materially and adversely affect our results of operations.

One aspect of our Strategic Plan, which is substantially complete, includes focusing on our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of properties that are no longer a strategic fit. The execution of this phase of the business plan has reduced the size of our overall portfolio and increased the concentration of our portfolio in office properties. If the proceeds of the remaining dispositions contemplated under our Strategic Plan are not what we expect, or if we cannot timely and effectively deploy the remaining proceeds, there could be a material adverse effect on our results of operations and financial condition.

One aspect of our Strategic Plan, which is substantially complete, includes focusing on our portfolio of high-quality office properties in the Washington, D.C. metropolitan region, and disposing of those properties that are no longer a strategic fit, properties in submarkets where we do not have asset concentration or operating efficiencies and/or properties where we believe we cannot further maximize value. As of the date of this filing, we have sold $294.6 million of non-core assets toward our previously stated goal of $350 million. We have used or intend to use the proceeds generated from the $350 million of property dispositions to, among other things, repay outstanding indebtedness, reposition or redevelop certain properties where we believe we can increase profitability, redeem all of our previously outstanding 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) and acquire additional high-quality office properties in the Washington, D.C. metropolitan region. We can provide no assurance that we will be able to dispose of any additional properties under our business plan for the amounts of proceeds we expect, or at all. In addition, if we are able to dispose of any additional properties, we can provide no assurance that we will be able to use the capital in a timely or more efficient manner. Furthermore, although we intend to acquire additional office properties, we face significant competition for acquisitions in the office market and we may not be able or have the opportunity to make suitable investments on favorable terms. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the redevelopment or acquisition of properties. The failure to dispose of properties under our business plan, or to timely and more efficiently apply the proceeds from any disposition of properties could have a material adverse effect on our financial condition and results of operations.

Our strategic shift and decision to focus on office properties in the Washington, D.C. metropolitan region exposes us to a number of risks, including risks related to the reduced size of our overall portfolio and the further concentration of our portfolio in office properties.

As part of our strategic and capital plan announced in January 2013, we disposed of our industrial portfolio in June 2013 and our current Strategic Plan contemplates disposing of properties that are no longer a strategic fit (including a significant portion of our business park properties), properties in submarkets where we do not have asset concentration or operating efficiencies and/or properties where we believe we cannot further maximize value. Pursuant to our Strategic Plan, we have disposed of an additional $294.6 million of non-core assets since December 2015 in order to focus on office properties in the Washington, D.C. metropolitan area. As such, the size of our overall portfolio has been and may continue to be significantly reduced, and therefore any adverse developments at any one of our remaining properties may have a greater negative impact on our results of operations. Although we intend to acquire additional office properties in the near future, we face significant competition for acquisitions in the office market and we may not be able or have the opportunity to make suitable investments on favorable terms. See “-Competition for acquisitions may impede our growth and may result in increased prices for property acquisitions.” As such, the resulting decrease in our net income attributable to the disposed properties likely will not be completely offset by income from the reinvestment of disposition proceeds. In addition, a further concentration of our portfolio in office properties exposes us to the risk of a downturn in the office market to a greater extent than if our portfolio remained more diversified in office, business park and industrial properties.

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

•
we may incur construction costs for a property that exceed our original estimates due to increased costs for materials, labor, leasing or other costs that we did not anticipate, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•
we may not be able to obtain financing on favorable terms, if at all, especially with respect to large scale developments and redevelopments, which may render us unable to proceed with our development activities;

•	we may abandon development opportunities after we begin to explore them and, as a result, we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs;

•	we may be unable to achieve expected occupancy rates and rental rents at the completed property, which could make the property less profitable than anticipated or not profitable at all; and

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

Our business strategy contemplates expansion through acquisitions, redevelopments and developments, which acquisitions initially may be dilutive to our net income. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates, as well as expected development costs and leasing costs. We have acquired, and in the future may acquire, properties not fully leased, and the cash flow from existing operations of such properties may be insufficient to pay the operating expenses and debt service associated with such properties until they are more fully leased at favorable rental rates. Moreover, operating expenses related to acquired properties may be greater than anticipated, particularly if we provide tenant improvements or other concessions or additional services in order to maintain or attract new tenants. We also may experience unanticipated costs or difficulties integrating newly acquired properties into our existing portfolio or hiring and retaining sufficient operational staff to manage such properties. If our estimated return on investment for the property proves to be inaccurate and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we projected (including, without limitation, as a result of tenant bankruptcies, increased tenant improvements and other concessions, increased capital expenditures, our inability to collect rents and higher than anticipated operating costs), thereby having a material adverse effect on our results of operations. This risk may be particularly pronounced for properties placed into development or acquired shortly before the recent economic downturn, where we estimated occupancy and rental rates without the benefit of knowing how those assumptions might be impacted by the changing economic conditions that followed.

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

Our acquisition activities and the success of such acquisitions are subject to the following additional risks:

•	we may have difficulty finding properties that are consistent with our strategies and that meet our standards;

•
even if we enter into an acquisition agreement for a property, the acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•	we may be unable to complete the acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain or assume financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	we may acquire real estate through the acquisition of the ownership entity subjecting us to the risks of that entity;

•	the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects' proceeds are not invested as profitably as we desire;

•	the actual returns realized on acquired properties may not exceed our cost of capital; and

•	we could experience a decline in value of the acquired assets after acquisition.

Competition for acquisitions may impede our growth and may result in increased prices for property acquisitions.

Our business strategy contemplates expansion primarily through acquisitions. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs and institutional investment funds (including foreign wealth funds), which may have better access to lower cost capital for the acquisition, development and leasing of properties. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future, which may impede our growth and have a material adverse effect on our results of operations. In addition, competition for acquisitions may significantly increase the purchase price and/or require us to, among other things, make concessions to sellers and/or agree to higher non-refundable deposits, which could require us to agree to acquisition terms less favorable to us.

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

Illiquidity of real estate investments could significantly impede our ability to complete our Strategic Plan or respond to adverse changes in the performance of our properties, which may have a material adverse effect on our results of operations, financial condition and cash flow.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in order to realize their value or in response to adverse changes in the performance of such properties may be limited. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold and we cannot assure you that we will have funds available to correct those defects or to make those improvements. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Failure to dispose of properties and to timely and more efficiently apply the proceeds from any disposition of properties could have a material adverse effect on our financial condition and results of operations.

Moreover, the REIT rules governing property sales and agreements that we may enter into with joint venture partners or contributors to our Operating Partnership not to sell certain properties for a period of time may interfere with our ability to dispose of properties on a timely basis without incurring significant additional costs. In addition, when acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We may also acquire properties that are subject to mortgage loans that may limit our ability to sell those properties prior to the applicable loan’s maturity. These factors and any others that would impede our ability to execute our business plan or to respond to adverse changes in the performance of our properties could have a material adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions with respect to, and the market price of, our securities.

We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity and results of operations and adversely impact the market value of our securities.

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under GAAP if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity and results of operations. There can be no assurance that we will not take charges in the future related to the impairment of our assets or investments. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

Our degree of leverage could limit our ability to obtain additional financing, and may have a negative impact on our results of operations, financial condition, cash flow and our ability to pursue growth through acquisitions and development projects.

As of December 31, 2016, our total consolidated debt was $743.4 million, consisting principally of our mortgage debt and amounts outstanding under our consolidated credit agreement (including our unsecured revolving credit facility and unsecured term loans included therein). In addition, we will incur additional indebtedness in the future in connection with, among other things, our acquisition, redevelopment, development and operating activities. Our current degree of leverage, or an increase in our leverage levels, may make it difficult to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes, or to refinance existing debt on favorable terms or at all. Failure to obtain additional financing could impede our ability to grow and develop our business through, among other things, acquisitions, redevelopments and developments, and a failure to refinance our existing debt as it matures could have a material adverse effect on our financial condition, liquidity and ability to make distributions to our shareholders. Our leverage levels also could make us more vulnerable to a downturn in business or the economy generally and may adversely affect the market price of our securities if an investment in our common shares is perceived to be more risky than an investment in our peers.

We face risks associated with the use of debt, including refinancing risk.

We rely on debt financing to fund acquisitions, redevelopment and development activities, and for general corporate purposes. Our use of debt financing creates risks, including risks that:

•	our cash flow will be insufficient to make required payments of principal and interest, including “balloon” payments due at maturity;

•	we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

•	required debt payments will not be reduced if the economic performance of any property declines;

•	debt service obligations will reduce funds available for distribution to our security holders and funds available for acquisitions, development and redevelopment;

•	most of our secured debt obligations require the lender to be made whole to the extent we decide to pay off the debt prior to the maturity date; and

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

Our consolidated credit agreement (which contains our unsecured revolving credit facility and unsecured term loans) and our construction loans contain certain and varying restrictions on the amount of debt we are allowed to incur and other restrictions and requirements on our operations (including, among other things, requirements to maintain a minimum tangible net worth and specified coverage ratios (e.g., a maximum of total indebtedness to gross asset value, a maximum of secured indebtedness to gross asset value, a minimum fixed charge coverage ratio (defined as the ratio of adjusted EBITDA to fixed charges), a maximum unencumbered leverage ratio (defined as the ratio of unsecured debt to the value of certain unencumbered properties) and a minimum unencumbered interest coverage ratio (defined as the ratio of the adjusted net operating income of certain unencumbered properties to interest expense on unsecured debt)) and other financial covenants, and limitations on our ability to make distributions, enter into joint ventures, develop properties and engage in certain business combination transactions). See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.” These restrictions, particularly if we are at or near the required ratios or thresholds, could prevent or inhibit our ability to make distributions to our shareholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to our company, which could adversely affect our financial condition and results of operations. Moreover, our continued ability to borrow under our revolving credit facility is subject to compliance with these financial and operating covenants and our failure to comply with such covenants could cause a default under the credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. In addition, if we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the property securing the defaulted loan. Although we were in compliance with all of the financial and operating covenants of our outstanding debt agreements as of December 31, 2016, we can provide no assurance that we will be able to continue to comply with these covenants in future periods.

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

As of December 31, 2016, we had a consolidated credit agreement consisting of a $300.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility, a $32.2 million construction loan (440 First Street, NW), a $34.6 million construction loan (Northern Virginia build-to-suit) and certain other debt, some of which is unhedged, that bear interest at variable rates. In addition, we may incur additional variable rate debt in the future. As of December 31, 2016, we had $510.8 million of variable rate debt, of which, $240.0 million was hedged through nine interest rate swap agreements. Our $510.8 million of variable rate debt includes $60.0 million of unhedged debt under the unsecured term loan facility (which bears an interest rate of one-month LIBOR plus 1.45%), our $32.2 million construction loan at 440 First Street, NW (which bears interest at a rate of one-month LIBOR plus 2.50%), our $34.6 million construction loan for the Northern Virginia development project (which bears interest at a rate of one-month LIBOR plus 1.85%) and the $144.0 million outstanding under our unsecured revolving credit facility (which bears interest at LIBOR plus 1.50%). One-month LIBOR was 0.77% at

December 31, 2016. Increases in interest rates on variable rate debt would increase our interest expense, if not hedged effectively or at all, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our security holders.  For example, if market rates of interest on our unhedged variable rate debt outstanding as of December 31, 2016 increased by 1%, or 100 basis points, the increase in interest expense on our existing unhedged variable rate debt would decrease future earnings and cash flow by approximately $2.7 million annually.

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

Hedging involves risk and typically involves costs, including transaction costs that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to shareholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. REIT qualification rules may limit our ability to enter into hedging transactions that might otherwise be advantageous by, among other things, requiring us to limit our income from hedges, or may cause us to implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any current tax benefit, except to the extent that they may be carried back to prior years or forward to future years and offset against taxable income in the taxable REIT subsidiary. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure.

Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement

We rely, in certain instances, on third-party vendors to manage and lease certain of our properties and could be materially and adversely affected if such third-party vendors do not manage and/or lease our properties in our best interests.

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

There may be environmental liabilities associated with our properties of which we are unaware. For example, some of our properties contain, or may have contained in the past, underground tanks for the storage of hazardous substances, petroleum-based substances or wastes, and some of our properties have been used, or may have been used, historically to conduct industrial operations, and any of these circumstances could create a potential for release of hazardous substances. Such liabilities could have a material adverse effect on our results of operations, financial condition and cash flow.

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

We may be subject to litigation, including claims relating to our assets and operations that are otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we may not be insured against. We may also incur significant costs to seek indemnification and contribution from third parties, which costs may not be reimbursed. We generally intend to vigorously defend ourselves against such claims. However, we cannot be certain of the ultimate outcomes of claims that may be asserted. Resolution of these types of matters against us may result in our management having to dedicate significant time to those matters and in the company having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our shareholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our financial condition and results of operations, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.

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

We previously have and may in the future again engage in lending activities, including mezzanine financing activities. Such mezzanine loans may be secured by a portion of the owners’ interest in a property and be effectively subordinate to a senior mortgage loan on the property. These types of loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan would be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our shareholders.

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

Effective for the District’s taxable year beginning October 1, 2014, Washington, D.C. implemented a new methodology for assessing office property values, which are used to determine the amount of property taxes for which office property owners are liable to the city. The new methodology will use market values to determine property values in lieu of the current system, which analyzes rent, occupancy and other operating data. As of December 31, 2016, we own interests in seven office properties (including one property owned through an unconsolidated joint venture) in Washington, D.C., which total approximately 1.0 million square feet. Pursuant to typical leases between office property owners and their tenants, property owners may recover property tax expenses from tenants. As a result, increases in property tax liabilities may increase the cost to our tenants of leasing office space in Washington, D.C. This could cause our current, as well as potential future tenants, to seek to lease office space in other markets, which could negatively impact our ability to lease and re-lease space in our Washington, D.C. office buildings at current rates or at all. In addition, if we are unable to recover all of the increased property tax expense from our tenants, the increase in property tax liabilities could have a material adverse effect on our results of operations, financial condition and cash flow.

We face risks associated with short-term liquid investments which could adversely affect our results of operations or financial condition.

We periodically have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposit) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	registered and unregistered money market funds; and

•	other highly-rated short-term securities.

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances, we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

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

Actual or threatened terrorist attacks may negatively affect our business and our results of operations. In particular, because of our concentration of properties in the Washington, D.C. metropolitan area, which has been and may in the future be the target of actual or threatened terrorist attacks, some tenants in our market may choose to relocate their businesses to other markets. This could result in an overall decrease in the demand for commercial space in this market generally, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially, which would negatively affect our business and our results of operations. See also “-An uninsured loss or a loss that exceeds the policies on our properties could have a material adverse effect on our results of operations, financial condition and cash flow.”

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). TRIA was renewed in January 2015 until 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015; however, we can provide no assurance that TRIA will be extended beyond 2020. Currently, our property insurance coverage includes acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all. If the properties in which we invest are unable to obtain sufficient and affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of an investment. Furthermore, the United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

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

Despite system redundancy and the implementation of a disaster recovery plan and security measures for our IT networks and related systems, our systems are vulnerable to damages from any number of sources, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on our IT networks and related systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Any failure to maintain proper function, security and availability of our IT networks and related systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our operations. Further, we are dependent on our personnel and, although we recently implemented a formal disaster recovery plan to assist our employees, or to facilitate their maintaining continuity of operations after events such as energy blackouts, natural disasters, terrorism, war, and telecommunication failures, we can provide no assurances that any of the foregoing events would not have a material adverse effect on our results of operations.

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

We cannot assert with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, all of our properties are located along the East coast. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures.

These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

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

We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends we might declare on our common shares. We also rely on distributions from our Operating Partnership to meet our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims of our equity holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our shareholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Potential future issuances of preferred shares may have terms that may limit our ability to maximize value to common shareholders.

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

Certain subsidiaries might fail to qualify or fail to remain qualified as a REIT

We own substantially all of the outstanding stock of a subsidiary which we consolidate for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes (the “Subsidiary REIT”).  To qualify as a REIT, the Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs.  Provided that the Subsidiary REIT qualifies as a REIT, our interests in the Subsidiary REIT will be treated as qualifying real estate assets for purposes of the REIT asset tests.  If the Subsidiary REIT fails to qualify as a REIT in any taxable year, the Subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years.  Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions.

Even if we qualify as a REIT, we may face other tax liabilities that reduce the cash available for distribution to our shareholders.

Even if we maintain our qualification as a REIT, we are subject to any applicable federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our taxable REIT subsidiary generally will be subject to U.S. federal corporate income tax on its net taxable income.

Failure of our Operating Partnership to be treated as a partnership for federal income tax purposes would result in our failure to qualify as a REIT.

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for federal income tax purposes. Failure of our Operating Partnership (or a subsidiary partnership) to be treated as a partnership for federal income tax purposes would have serious adverse consequences to our shareholders. If the Internal Revenue Service were to successfully challenge the federal income tax status of our Operating Partnership and treat our Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

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

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders, as well as the market price of our securities, could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum federal income tax rate currently applicable to income from “qualified dividends” payable by corporations to U.S. shareholders taxed at individual rates is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the reduced tax rates. Although such reduced tax rates do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, which could adversely affect the market price of shares of REITs, including our shares.

Complying with REIT requirements may force us to forego and/or sell otherwise attractive investments.

To maintain our qualification as a REIT, we must satisfy certain requirements with respect to the character of our assets.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status.  If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the Internal Revenue Service describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.  As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

In addition to the asset test requirements mentioned above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Risks Related to an Investment in Our Equity Securities

Our common shares trade in a limited market, which could hinder your ability to sell our common shares.

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

The market price of our common shares has been and may continue to be more volatile than in prior years and subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•	actual or anticipated declines in our quarterly operating results or distributions;

•	reductions in our funds from operations;

•	declining occupancy rates or increased tenant defaults;

•	general market and economic conditions, including continued volatility in the financial and credit markets;

•	increases in market interest rates that lead purchasers of our securities to demand a higher dividend yield;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	perceived attractiveness of the Washington, D.C. region;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	our issuance of additional debt or preferred equity securities;

•	speculation in the press or investment community; and

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

We have not established a minimum dividend payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and any risk factors in our subsequent filings with the SEC. For example, in 2016, we reduced our targeted annualized common share dividend to $0.40 per share, which represents a 33% reduction from the previous annualized dividend rate of $0.60 per share. All distributions are made at the discretion of our board of trustees and their payment and amount will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with our debt covenants and other factors as our board of trustees may deem relevant from time to time. We cannot assure you of our ability to make distributions in the future or that the distributions will be made in amounts similar to our current distributions. In particular, our outstanding debt, and the limitations imposed on us by our debt agreements, could make it more difficult for us to satisfy our obligations with respect to our equity securities, including paying dividends. See “Risk Factors - Risks Related to Our Business and Properties - Covenants in our debt agreements could adversely affect our liquidity and financial condition.” Further, future offerings of preferred shares could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common shares. In addition, some of our distributions may include a return of capital or may be taxable distributions of our shares or debt securities.

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

The following sets forth certain information about our properties by segment as of December 31, 2016 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at December 31, 2016	Occupied at December 31, 2016

Office
11 Dupont Circle, NW(3)	1	CBD	151,144	$5,086	88.1%	88.1%
440 First Street, NW(3)	1	Capitol Hill	138,603	3,856	81.5%	81.5%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE(3)	1	NoMA	248,536	7,719	100.0%	100.0%
1211 Connecticut Avenue, NW(3)	1	CBD	131,665	3,706	92.1%	92.1%
1401 K Street, NW(3)	1	East End	119,283	3,155	79.3%	74.5%
Total/Weighted Average	6		918,266	28,160	91.4%	90.8%

Unconsolidated Joint Venture
1750 H Street, NW(3)	1	CBD	113,131	4,123	94.6%	91.1%

Region Total/Weighted Average	7		1,031,397	$32,283	91.8%	90.8%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

(3)
Properties are encumbered by mortgage debt or a construction loan as of December 31, 2016. See note 10, Debt, for more information on debt encumbering the Washington D.C. office properties and note 5, Investment in Affiliates, for more information on the debt encumbering 1750 H Street, NW in the notes to our accompanying financial statements.

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2016	Occupied at December 31, 2016

Office
Annapolis Business Center	2	Annapolis	101,113	$1,758	100.0%	100.0%
Cloverleaf Center	4	Germantown	173,916	2,626	89.8%	89.8%
Hillside I and II	2	Columbia	87,267	991	87.6%	82.3%
Metro Park North	4	Rockville	191,211	2,942	87.3%	87.3%
Redland II and III(2)(3)	2	Rockville	349,267	9,737	100.0%	100.0%
Redland I(2)	1	Rockville	133,895	2,711	100.0%	100.0%
TenThreeTwenty	1	Columbia	138,950	2,153	94.4%	94.4%
Total Office	16		1,175,619	22,918	94.8%	94.5%

Business Park
Ammendale Business Park(4)	7	Beltsville	312,846	3,699	80.5%	80.5%
Gateway 270 West	6	Clarksburg	252,295	3,242	92.9%	89.2%
Snowden Center	5	Columbia	145,423	2,241	99.1%	96.5%
Total Business Park	18		710,564	9,182	88.7%	86.8%

Total Consolidated	34		1,886,183	32,100	92.5%	91.6%

Unconsolidated Joint Ventures
Aviation Business Park (5)	3	Glen Burnie	120,284	1,458	79.3%	69.8%
Rivers Park I and II (3)(5)	6	Columbia	307,984	3,711	82.9%	82.9%
Total Joint Ventures	9		428,268	5,169	81.9%	79.2%

Region Total/Weighted Average	43		2,314,451	$37,269	90.6%	89.3%

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

(3)
These properties were encumbered by mortgage debt as of December 31, 2016. See note 10, Debt, for more information on the debt encumbering Redland II and III and note 5, Investment in Affiliates, for more information on the debt encumbering Rivers Park I and II in the notes to our accompanying consolidated financial statements.

(4)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

(5)
In January 2017, the unconsolidated joint ventures that own these properties entered into a binding contract to sell Aviation Business Park and Rivers Park I and II, which are all located in Maryland. We anticipate completing the sale in March 2017; however, we can provide no assurances regarding the timing or pricing of such sale, or that such sale will ultimately occur.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2016	Occupied at December 31, 2016

Office
Atlantic Corporate Park	2	Sterling	218,250	$3,964	96.2%	96.2%
NOVA build-to-suit(2)	1	Not Disclosed	167,440	4,050	100.0%	100.0%
One Fair Oaks (3)	1	Fairfax	214,214	5,707	100.0%	100.0%
Three Flint Hill	1	Oakton	180,699	3,714	97.9%	97.9%
1775 Wiehle Avenue	1	Reston	129,982	2,973	95.5%	95.5%
Total Office	6		910,585	20,409	98.0%	98.0%

Business Park
Sterling Park Business Center(4)	7	Sterling	472,543	4,390	92.1%	85.4%

Industrial
Plaza 500 (5)	2	Alexandria	502,830	5,089	90.5%	90.5%

Total Consolidated	15		1,885,958	29,887	94.5%	92.8%

Unconsolidated Joint Venture
Prosperity Metro Plaza(2)	2	Merrifield	326,197	8,816	100.0%	100.0%

Region Total/Weighted Average	17		2,212,155	$38,703	95.3%	93.9%

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

(2)
These properties were encumbered by mortgage debt or a construction loan as of December 31, 2016. See note 10, Debt, for more information on the debt encumbering the NOVA build-to-suit and note 5, Investment in Affiliates, for more information on the debt encumbering Prosperity Metro Plaza in the notes to our accompanying consolidated financial statements.

(3)	On January 9, 2017, we sold One Fair Oaks for net proceeds of $13.3 million.

(4)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

(5)	On February 17, 2017, we sold Plaza 500 for net proceeds of $72.5 million.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at December 31, 2016	Occupied at December 31, 2016

Office
Greenbrier Towers	2	Chesapeake	171,766	$1,949	90.6%	88.7%

Business Park
Battlefield Corporate Center(2)	1	Chesapeake	96,720	861	100.0%	100.0%
Crossways Commerce Center(3)	9	Chesapeake	1,082,461	11,825	96.1%	94.9%
Greenbrier Business Park(4)	4	Chesapeake	411,237	4,569	94.0%	92.0%
Norfolk Commerce Park(5)	3	Norfolk	261,674	2,716	96.1%	96.1%
Total Business Park	17		1,852,092	19,971	95.8%	94.7%

Region Total/Weighted Average	19		2,023,858	$21,920	95.4%	94.2%

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

(2)	This property was encumbered by mortgage debt as of December 31, 2016. See note 10, Debt, in the notes to our accompanying consolidated financial statements for more information.

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

Lease Expirations

At December 31, 2016, 19.0% of our annualized cash basis rent was scheduled to expire in 2017, which includes 5.1% of our annualized cash basis rent that is related to CACI International (whose lease expired on December 31, 2016), the sole tenant at One Fair Oaks, which was sold on January 9, 2017. We expect replacement rents on leases expiring in 2017 to increase slightly on a cash basis relative to the current rental rates being paid by tenants. Current tenants are not obligated to renew their leases upon the expiration of their terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. For new tenants or upon lease expiration for existing tenants, we generally must make improvements and pay other leasing costs for which we may not receive increased rents. We may also make building-related capital improvements for which tenants may not reimburse us. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. We continually strive to increase our portfolio occupancy, and the amount of vacant space in our portfolio at any given time may impact our willingness to reduce rental rates or provide greater concessions to retain existing tenants and attract new tenants. We continually monitor our portfolio on a regional and per property basis to assess market trends, including vacancy, comparable deals and transactions, and other business and economic factors that may influence our leasing decisions. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged and/or level of security deposit required. Over the course of our leases, we monitor our tenants to stay aware of any material changes in credit quality. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates.  These factors may change over time. In addition, our property management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit and we deem it prudent, we may request tenant financial information for periodic review, review publicly-available financial statements in the case of public company tenants and monitor news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses. In addition, we regularly analyze account receivable balances as part of the ongoing monitoring of the timeliness of rent collections from tenants.

During 2016, we had a tenant retention rate of 74% and had positive net absorption of 135,000 square feet. After reflecting all of the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases in 2016 increased 6.9% on a U.S. generally accepted accounting principles (“GAAP”) basis, compared with expiring leases. During 2016, we executed new leases for approximately 299,000 square feet, and the majority of the new leases (based on square footage) contained rent escalations. After reflecting all leases on a triple-net basis to allow for comparability, the weighted average rental rate of our new leases increased 3.4% on a GAAP basis, compared with expiring leases.

At December 31, 2016, we owned three single-tenant buildings that had leases expiring in 2017 (One Fair Oaks - CACI International, 540 Gaither Road - Department of Health and Human Services and 500 First Street, NW - Bureau of Prisons).

CACI International, which fully leased One Fair Oaks in our Northern Virginia reporting segment, had a lease that terminated on December 31, 2016. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges of re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. On January 9, 2017, we sold One Fair Oaks for net proceeds of $13.3 million.

In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland property in our Maryland reporting segment, that it will be exercising its early termination right, which is in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate that the new tenant at 540 Gaither Road will take occupancy in early 2018; however, we can provide no assurances regarding the timing of when the tenant will take occupancy. We have begun repositioning the property, gauging new tenant interest to lease the property and, upon the expiration of the current tenant’s lease in March 2017, will place 540 Gaither Road into redevelopment, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which is set to expire in July 2017, and we believe there is a likelihood that the tenant will elect to further extend the expiration date of the lease; however, we can provide no assurances regarding the length of such extension or that such extension will occur at all. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the year ended December 31, 2016:

	New	Renewal
Tenant improvements (per rentable square foot)	$21.28	$6.56
Leasing commissions (per rentable square foot)	$10.43	$2.19

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of December 31, 2016, assuming no tenant exercises renewal options or early termination rights (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(3)
2017(4)	61	964,882	15.3%	$21,313	19.0%	$22.09
2018	63	651,458	10.3%	9,602	8.6%	14.74
2019	60	725,573	11.5%	10,442	9.3%	14.39
2020	56	968,619	15.4%	15,446	13.8%	15.95
2021	48	505,811	8.0%	7,319	6.5%	14.47
2022	50	699,816	11.1%	9,547	8.5%	13.64
2023	16	479,800	7.6%	11,289	10.1%	23.53
2024	21	519,230	8.2%	9,524	8.5%	18.34
2025	15	250,193	4.0%	4,547	4.1%	18.17
2026	14	147,358	2.3%	3,269	2.9%	22.18
Thereafter	17	384,981	6.1%	9,771	8.7%	25.38
Total / Weighted Average	421	6,297,721	100.0%	$112,067	100.0%	$17.79

(1)	We classify leases that expired or were terminated on the last day of the quarter as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents annualized cash basis rent at December 31, 2016, divided by the square footage of the expiring leases.

(4)
Includes the contractual expiration of the CACI International lease at One Fair Oaks on December 31, 2016 (presented as a first quarter 2017 expiration), which was sold on January 9, 2017. Also includes the contractual expiration of the Department of Health and Human Services lease at Redland Corporate Center on March 22, 2017 and the Bureau of Prisons lease at 500 First Street, NW on July 31, 2017.

Our average effective annual rental rate per square foot on a cash basis for each of the previous five years is as follows:

Weighted Average Base Rent per Square Foot(1)
2012	$11.83
2013	13.58
2014	15.22
2015	16.41
2016	17.38

(1)
Represents the weighted average of quarterly annualized cash basis rent during the respective year, divided by the total square footage under the terms of the respective leases from which the annualized cash basis rent is derived (including leased spaces that are not yet occupied). Annualized cash basis rent at the end of each quarter, which is calculated as the contractual rent due under the terms of the lease, without taking into account rent abatements, is reflected on a triple-net equivalent basis, by deducting estimated operating expense reimbursements that are included, along with base rent, in the contractual payments of our full-service leases. The operating expense reimbursements primarily relate to real estate taxes and insurance expenses. This amount does not include items such as rent abatement, unreimbursed expenses, non-recurring revenues and expenses, differences in leased and occupied space and timing differences related to tenant activity.

Our weighted average occupancy rates for each of the previous five years are summarized as follows:

Weighted Average Occupancy Rates
2012	83.3%
2013	84.6%
2014	86.5%
2015	89.0%
2016	91.4%

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of December 31, 2016, we are not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FPO.” Our common shares began trading on the NYSE upon the closing of our initial public offering in October 2003. At February 8, 2017, there were 47 common shareholders of record; however, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders.

The following table sets forth the high and low sales prices for our common shares and the dividends paid per common share for 2016 and 2015.

	Price Range		Dividends Per Share
2016	High	Low
Fourth Quarter	$10.97	$8.01	$0.10
Third Quarter	10.47	8.83	0.10
Second Quarter	9.77	8.26	0.10
First Quarter	11.46	7.90	0.15
	Price Range		Dividends Per Share
2015	High	Low
Fourth Quarter	$12.11	$10.79	$0.15
Third Quarter	11.89	10.18	0.15
Second Quarter	12.06	9.88	0.15
First Quarter	13.29	11.16	0.15

On January 24, 2017, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on February 15, 2017 to common shareholders of record as of February 8, 2017. As part of our Strategic Plan, we reduced our targeted annualized common share dividend from $0.60 to $0.40 per common share in 2016, which we believe will enable us to improve our balance sheet and finance future growth, including through redevelopment.

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

Sales of Unregistered Equity Securities and Issuer Repurchases

We did not sell any unregistered equity securities during the year ended December 31, 2016. During the year ended December 31, 2016, 73,467 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the year ended December 31, 2016.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.

 Share Return Performance

The following graph compares the cumulative total return on our common shares with the cumulative total return of the S&P 500 Stock Index and The MSCI US REIT Index for the period from December 31, 2011 through December 31, 2016 assuming the investment of $100 in each of us and the two indices, on December 31, 2011, and the reinvestment of common dividends. The performance reflected in the graph is not necessarily indicative of future performance. We will not make or endorse any predictions as to our future share performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS FOR THE PERIOD
DECEMBER 31, 2011 THROUGH DECEMBER 31, 2016
FIRST POTOMAC REALTY TRUST COMMON STOCK AND S&P 500 AND
THE MSCI US REIT INDEX (RMS)

	Total Return Index from 12/31/11 to the Period Ended
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First Potomac Realty Trust	100.00	100.97	99.30	110.59	107.45	108.73
MSCI US REIT (RMS)	100.00	117.77	120.68	157.34	161.30	175.17
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

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

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2016	2015	2014	2013	2012
				(unaudited)
Operating Data:
Total revenues	$160,334	$172,846	$161,652	$148,815	$142,962
(Loss) income from continuing operations	(1,569)	(34,417)	15,559	(10,761)	(24,324)
(Loss) income from discontinued operations	—	(607)	1,484	21,742	15,943
Net (loss) income	(1,569)	(35,024)	17,043	10,981	(8,381)
Less: Net loss (income) attributable to noncontrolling interests	502	2,058	(199)	93	986
Net (loss) income attributable to First Potomac Realty Trust	(1,067)	(32,966)	16,844	11,074	(7,395)
Less: Dividends on preferred shares	(3,053)	(12,400)	(12,400)	(12,400)	(11,964)
Less: Issuance costs on redeemed preferred shares	(5,515)	—	—	—	—
Net (loss) income attributable to common shareholders	$(9,635)	$(45,366)	$4,444	$(1,326)	$(19,359)
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.17)	$(0.78)	$0.05	$(0.41)	$(0.70)
(Loss) income from discontinued operations	—	(0.01)	0.02	0.38	0.30
Net (loss) income	$(0.17)	$(0.79)	$0.07	$(0.03)	$(0.40)
Cash dividends declared and paid per common share	$0.45	$0.60	$0.60	$0.60	$0.80
	At December 31,
(amounts in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets(1)	$1,260,247	$1,442,406	$1,612,300	$1,494,883	$1,713,033
Debt(1)(2)	737,171	724,250	807,477	666,070	929,149
Series A Preferred Shares(3)	—	160,000	160,000	160,000	160,000

(1)
Total assets and debt have been restated in accordance with Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis.

(2)
Includes the mortgage debt balance of our rental properties that were classified as held-for-sale at December 31, 2016 and December 31, 2015 and are reflected in “Liabilities held-for-sale” on our consolidated balance sheets. For more information, see note 9, Dispositions, in the notes to our accompanying consolidated financial statements.

(3)	Our 7.750% Series A Preferred Shares were redeemed and delisted from the New York Stock Exchange in 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the ownership, management, redevelopment and development of office and business park properties in the greater Washington, D.C. region. Our focus is owning and operating properties that we believe can benefit from our market knowledge and intensive operational skills with a focus on increasing their profitability and value. Our portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use, and business parks contain buildings with office features combined with some industrial property space. We separate our properties into four distinct reporting segments, which we refer to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments.

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of December 31, 2016, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At December 31, 2016, we wholly owned properties totaling 6.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 0.6 million square feet of additional development. Our consolidated properties were 92.6% occupied by 384 tenants at December 31, 2016. We do not include square footage of properties in development or redevelopment in our occupancy calculation. At December 31, 2016, none of the 6.7 million square feet owned through our properties was in development or redevelopment. We derive substantially all of our revenue from leases of space within our properties.

The primary source of our revenue is rent received from tenants under long-term (generally three to ten years) operating leases at our properties, including reimbursements from tenants for certain operating costs. Additionally, we may generate earnings from the sale of assets to third parties or the contribution of assets to joint ventures.

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

Strategic Plan Update

As previously disclosed in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, we completed an extensive underwriting of our business, our portfolio and our team in early 2016. Based on this underwriting, we began implementing our previously announced Strategic Plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values. As we near completion of the Strategic Plan, the key action items of the Strategic Plan and our results on the action items are as follows:

Improve our portfolio composition by disposing of approximately $350 million of non-core assets.

From December 2015 through the date of this filing, we have sold $294.6 million of non-core assets identified as part of our Strategic Plan, which includes sales of the following properties (dollars in thousands):

	Reporting Segment	Disposition Date	Contractual Sales Price(1)
Plaza 500	Northern Virginia	February 17, 2017	$75,000
One Fair Oaks	Northern Virginia	January 9, 2017	13,700
Storey Park	Washington, D.C.	July 25, 2016	54,500
NOVA Non-Core Portfolio (2)	Northern Virginia	March 25, 2016	91,600
Cedar Hill I and III	Northern Virginia	December 23, 2015	27,300
Newington Business Park Center	Northern Virginia	December 17, 2015	32,500
Total			$294,600
(1) Represents the contractual sales price for the properties, not the net proceeds received. For more information, including net proceeds received on the assets sales, see note 9, Dispositions, in the notes to our accompanying consolidated financial statements.
(2) Consists of Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”).

In addition, in January 2017, the unconsolidated joint ventures that own Aviation Business Park and Rivers Park I and II entered into a binding contract to sell such properties, which are all located in Maryland. We anticipate completing the sale in March 2017; however, we can provide no assurances regarding the timing or pricing of such sale, or that such sale will ultimately occur.

Address three large upcoming lease expirations at single-tenant buildings through the sale of One Fair Oaks and the repositioning of 500 First Street, NW and 540 Gaither Road at Redland.

On January 9, 2017, we sold One Fair Oaks, which was located in our Northern Virginia reporting segment, for net proceeds of $13.3 million. CACI International, which fully leased One Fair Oaks, had a lease that terminated on December 31, 2016.

We currently own two other single-tenant buildings that have leases expiring in 2017 (540 Gaither Road - Department of Health and Human Services and 500 First Street, NW - Bureau of Prisons).

In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland property in our Maryland reporting segment, that it will be exercising its early termination right, which is in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate that the new tenant at 540 Gaither Road will take occupancy in early 2018; however, we can provide no assurances regarding the timing of when the tenant will take occupancy. We have begun repositioning the property, gauging new tenant interest to lease the property and, upon the expiration of the current tenant’s lease in March 2017, will place 540 Gaither Road into redevelopment, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which is set to expire in July 2017, and we believe there is a likelihood that the tenant will elect to further extend the expiration date of the lease; however, we can provide no assurances regarding the length of such extension or that such extension will occur at all. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time and extending our debt maturities to better match our capital structure with our assets.

We have been diligently working to improve our balance sheet leverage and increase our liquidity. At December 31, 2016, our debt plus preferred shares over the undepreciated book value of our real estate assets was 57.1% compared with 66.6% at December 31, 2015. During 2016, we redeemed all 6.4 million shares of our outstanding 7.750% Series A Preferred Shares with proceeds from property dispositions and from the prepayment of a note receivable. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the final outstanding shares on July 6, 2016. The dividend rate on the 7.750% Series A Preferred Shares was significantly higher than the weighted average interest rate of our total debt, which was 3.5% at December 31, 2016. As of the date of this filing, we have $150.9 million available under our unsecured revolving credit facility compared with $114.0 million available at the time of filing our Form 10-K for the year ended December 31, 2015.

Manage our cost structure by reducing corporate overhead and general and administrative expenses.

We have focused on reducing our corporate overhead costs. For the year ended December 31, 2016, our corporate overhead expense (which is allocated between property operating and general and administrative expenses) was $23.4 million compared with $33.5 million for the same period in 2015, which included $6.5 million of separation costs recorded during 2015 (primarily related to the departure of our former Chief Executive Officer and former Chief Investment Officer in November 2015). Excluding the separation costs recorded in 2015, corporate overhead expense decreased 14% for the year ended December 31, 2016 compared with the same period in 2015. The portion of our corporate overhead expense recorded as general and administrative expense was $17.0 million compared with $25.5 million for the same period in 2015. The aforementioned $6.5 million of separation costs were recorded as general and administrative expense in 2015 and, excluding these costs, our general and administrative expense decreased 11% in 2016 compared with the same period in 2015.

Reduce our targeted annualized common share dividend from $0.60 to $0.40.

As previously disclosed, on April 26, 2016, our Board of Trustees declared a reduction of our dividend rate by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per common share and was effective for the dividends paid on and after May 16, 2016. During 2016, we paid a combined $27.3 million in dividends on our common shares and distributions on our Operating Partnership units compared with a combined $36.7 million paid in 2015.

Significant 2016 Activity

•	Increased occupied percentage to 92.6% from 90.3% at December 31, 2015.

•
Reached $294.6 million of asset sales that were identified as part of our Strategic Plan to dispose of at least $350 million of non-core assets, which includes the sale of One Fair Oaks in January 2017 and the sale of Plaza 500 in February 2017.

•	Redeemed all 6.4 million outstanding 7.750% Series A Preferred Shares, consistent with our Strategic Plan.

•	Completed construction of the 167,000 square foot build-to-suit office building in Northern Virginia (the “NOVA build-to-suit”) and commenced revenue recognition in the third quarter of 2016.

Our total assets were $1.3 billion at December 31, 2016 compared with $1.4 billion at December 31, 2015.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At

December 31, 2016, we owned developable land that can accommodate 0.6 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for the NOVA build-to-suit in our Northern Virginia reporting segment on vacant land that we had in our portfolio. We substantially completed construction of the new building in the first quarter of 2016, and we substantially completed construction of the tenant improvements during the third quarter of 2016. We commenced revenue recognition in August 2016, at which time the building was placed in-service. As of December 31, 2016, our total investment in the newly constructed building was $54.1 million, which includes tenant improvements (net of reimbursements), costs to construct the building, the original cost basis of the applicable portion of the vacant land of $5.2 million and leasing commissions.

On August 4, 2011, we formed a joint venture, in which we had a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which could accommodate up to 712,000 square feet. On July 25, 2016, our consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. In June 2016, we recorded a $2.8 million impairment charge based on the sales price, less estimated selling costs. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we began marketing the property for sale. See note 9, Dispositions, in the notes to our accompanying consolidated financial statements for more information.

During 2016, other than the NOVA build-to-suit, we did not place in-service any completed development or redevelopment space. At December 31, 2016, we did not have any completed development or redevelopment space that had yet to be placed in-service.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP that require us to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that we deem most important to the portrayal of our financial condition, results of operations and cash flows. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. Our critical accounting policies and estimates relate to revenue recognition, including evaluation of the collectability of accounts receivable, impairment of long-lived assets, purchase accounting for acquisitions of rental property, derivative instruments and share-based compensation.

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

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period in which the expenses are incurred. We record a provision for losses on estimated uncollectible accounts receivable based on our analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is canceled, the collectability of the fee is reasonably assured and we have possession of the terminated space.

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

Accounts Receivable

We must make estimates of the collectability of our accounts receivable related to minimum rent, deferred rent, tenant reimbursements and lease termination fees. We specifically analyze accounts receivable and historical bad debt experience, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts receivable. These estimates have a direct impact on our net income as a higher required allowance for doubtful accounts receivable will result in lower net income. The uncollectible portion of the amounts due from tenants, including straight-line rents, is charged to property operating expense in the period in which the determination is made.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during 2016, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014

The term “Comparable Portfolio” refers to all consolidated properties owned by us and in-service, with operating results reflected in our continuing operations, for the entirety of the periods presented. The Comparable Portfolio includes One Fair Oaks, which was classified as held-for-sale at December 31, 2016.

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented.

For purposes of comparing the years ended December 31, 2016 and 2015, the Non-Comparable Properties are comprised of the following properties:

•
Storey Park, a development site that was located in our Washington, D.C. reporting segment and was owned by our 97% consolidated joint venture, which was sold in July 2016 (we ceased capitalizing expenses related to Storey Park at the beginning of 2016 as we began marketing the property for sale); the NOVA Non-Core Portfolio, which was comprised of eight properties and was sold in March 2016; and Rumsey Center, Newington Business Park Center and Cedar Hill I and III, which were sold during 2015. For the Results of Operations discussion below with respect to the comparison of the years ended December 31, 2016 and 2015, these twelve properties are collectively referred to as the “Disposed Properties”. The operating results of these properties are reflected in continuing operations in our consolidated statements of operations for each of the periods presented; and

•	The NOVA build-to-suit, which was fully placed in-service during the third quarter of 2016.

For purposes of comparing the years ended December 31, 2015 and 2014, the Non-Comparable Properties are comprised of the following properties:

•
11 Dupont Circle, NW (acquired September 24, 2014), 1775 Wiehle Avenue (acquired June 25, 2014) and 1401 K Street, NW (acquired April 8, 2014), which were acquired for an aggregate purchase price of $188.0 million. For the Results of Operations discussion below with respect to the comparison of the years ended December 31, 2015 and 2014, these three properties are collectively referred to as the “Acquired Properties”. We did not acquire any properties during 2015;

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

•	440 First Street, NW, which was fully placed in service in October 2014. The redevelopment of 440 First Street, NW was substantially completed in October 2013; and

•	Storey Park, which was in development for the entirety of 2015 and 2014.

The operating results for the Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”), and which was sold during the first quarter of 2015, as well as the properties disposed of in 2014 (excluding Corporate Campus at Ashburn Center and Owings Mills Business Park, which have operating results reflected within continuing operations), are reflected as discontinued operations in our consolidated statement of operations for 2015 and 2014, as applicable.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Due to the timing of acquisitions and dispositions in 2017, which may or may not occur, we cannot determine if property operating revenues or expenses, or depreciation expense will increase or decrease during 2017 compared with 2016.

In the tables below, we do not present year-over-year percentage changes that we deem to be non-meaningful as such balances for the respective periods presented are considered to be non-comparable.

Total Revenues

Total revenues are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2016	2015	Change		2015	2014	Change
Rental	$129,225	$139,006	$(9,781)	(7)%	$139,006	$128,226	$10,780	8%
Tenant reimbursements and other	$31,109	$33,840	$(2,731)	(8)%	$33,840	$33,426	$414	1%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue, the amortization of deferred lease incentive costs and deferred tenant improvement reimbursement revenue, and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue decreased $9.8 million in 2016 compared with 2015. For the Comparable Portfolio, rental revenue increased $3.2 million in 2016 compared with 2015 due to an increase in occupancy in the Comparable Portfolio, partially offset by a $1.4 million write-off of unamortized lease incentives and rent abatement related to a defaulted tenant at 840 First Street, NE. The weighted average occupancy of the Comparable Portfolio was 92.3% for 2016 compared with 90.3% for 2015. Rental revenue for the Non-Comparable Properties decreased by $13.0 million in 2016 compared with 2015 due to the following:

•a $14.5 million decrease from the Disposed Properties; and
•a $1.5 million increase from the NOVA build-to-suit.

Rental revenue increased $10.8 million in 2015 compared with 2014. For the Comparable Portfolio, rental revenue increased $3.3 million in 2015 compared with 2014 due to an increase in occupancy in the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 89.6% for 2015 compared with 87.8% for 2014. Rental revenue for the Non-Comparable Properties increased by $7.5 million in 2015 compared with 2014 due to the following:

•an $8.1 million increase from the Acquired Properties;
•a $2.0 million increase from 440 First Street, NW; and
•a $2.6 million decrease from the Disposed Properties.

Rental revenue increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in rental revenue:
2016 compared with 2015	$226	$571	$(11,834)	$1,256	$(9,781)
2015 compared with 2014	$9,756	$(453)	$733	$744	$10,780

Significant increases or decreases within reporting segments primarily relate to acquisitions or dispositions, unless otherwise noted.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues, such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $2.7 million in 2016 compared with 2015. For the Comparable Portfolio, tenant reimbursements and other revenues increased by $0.4 million in 2016 compared with 2015, primarily due to an increase in operating expense recoveries related to increases in occupancy. Tenant reimbursements and other revenues for the Non-Comparable Properties decreased by $3.1 million in 2016 compared with 2015 due to the following:

•a $4.0 million decrease from the Disposed Properties; and
•a $0.9 million increase from the NOVA build-to-suit.

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

Tenant reimbursements and other revenue increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in tenant reimbursements and other revenues:
2016 compared with 2015	$281	$(87)	$(2,740)	$(185)	$(2,731)
2015 compared with 2014	$838	$(1,088)	$853	$(189)	$414

Total Expenses

Property Operating Expenses

Property operating expenses are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2016	2015	Change		2015	2014	Change
Property operating	$38,554	$44,093	$(5,539)	(13)%	$44,093	$43,252	$841	2%
Real estate taxes and insurance	$19,808	$19,745	$63	0%	$19,745	$17,360	$2,385	14%

Property operating expenses decreased $5.5 million in 2016 compared with 2015. For the Comparable Portfolio, property operating expenses decreased $1.1 million in 2016 compared with 2015, primarily due to a reduction of repairs and maintenance and utilities expenses, as well as a reduction in allocated overhead costs. Property operating expenses for the Non-Comparable Properties decreased by $4.4 million in 2016 compared with 2015 due to the following:

•a $4.7 million decrease from the Disposed Properties; and
•a $0.3 million increase from the NOVA build-to-suit.

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

Property operating expenses increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in property operating expenses:
2016 compared with 2015	$175	$(1,663)	$(3,824)	$(227)	$(5,539)
2015 compared with 2014	$1,680	$(25)	$188	$(1,002)	$841

Real Estate Taxes and Insurance

Real estate taxes and insurance expense increased $0.1 million in 2016 compared with 2015. For the Comparable Portfolio, real estate taxes and insurance expense increased $1.3 million primarily due to higher real estate taxes resulting from an increase in real estate tax assessments for properties in Maryland and Washington D.C. Real estate taxes and insurance expense decreased $1.2 million for the Non-Comparable Properties in 2016 compared with 2015 due to the following:

•a $1.3 million decrease from the Disposed Properties; and
•a $0.1 million increase from the NOVA build-to-suit.

Real estate taxes and insurance expense increased $2.4 million in 2015 compared with 2014. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million primarily due to an increase in real estate tax assessments for properties in Washington D.C. and Southern Virginia. Real estate taxes and insurance expense increased $2.2 million for the Non-Comparable Properties in 2015 compared with 2014 due to the following:

•a $1.7 million increase from the Acquired Properties;
•a $1.0 million increase from 440 First Street, NW; and
•a $0.5 million decrease from the Disposed Properties.

Real estate taxes and insurance expense increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in real estate taxes and insurance expense:
2016 compared with 2015	$1,137	$341	$(1,465)	$50	$63
2015 compared with 2014	$2,655	$(367)	$(52)	$149	$2,385

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2016	2015	Change		2015	2014	Change
General and administrative	$16,976	$25,450	$(8,474)	(33)%	$25,450	$21,156	$4,294	20%

General and administrative expenses decreased $8.5 million in 2016 compared with 2015 due to $6.5 million of personnel separation costs incurred during 2015, which were primarily related to the departure of our former Chief

Executive Officer and our former Chief Investment Officer during the fourth quarter of 2015. In addition, general and administrative expenses decreased due to a decrease in employee compensation costs and other overhead costs.

General and administrative expenses increased $4.3 million in 2015 compared with 2014 due to the $6.5 million of personnel separation costs primarily related to the departure of our former Chief Executive Officer and our former Chief Investment Officer incurred during the fourth quarter of 2015. The increase in personnel separation costs was partially offset by a decrease in employee compensation costs and other overhead costs.

We currently anticipate that general and administrative expenses for 2017 will increase compared with 2016 due to increases in employee compensation costs.

Acquisition costs are summarized as follows:

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2016	2015	Change	2015	2014	Change
Acquisition costs	$—	$—	$—	$—	$2,681	$(2,681)
We did not acquire any properties in 2016 or 2015. During 2014, we acquired three office buildings (two in Washington, D.C. and one in Northern Virginia) for an aggregate purchase price of $188.0 million.

Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2016	2015	Change		2015	2014	Change
Depreciation and amortization	$60,862	$66,624	$(5,762)	(9)%	$66,624	$61,796	$4,828	8%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $5.8 million in 2016 compared with 2015. For the Comparable Portfolio, depreciation and amortization expense increased $0.2 million primarily due to a $2.0 million write-off of lease-level assets associated with a defaulted tenant at 840 First Street, NE, which is located in Washington, D.C., and due to additional leasing and tenant improvement costs related to the increase in occupancy in our Comparable Portfolio. The increase in depreciation and amortization expense for the Comparable Portfolio was mostly offset by a decrease in depreciation and amortization related to the impairment of assets at One Fair Oaks at the end of 2015 and the full amortization of lease-related assets across the Comparable Portfolio during 2016. Depreciation and amortization expense for the Non-Comparable Properties decreased $6.0 million in 2016 compared with 2015 due to the following:

•a $6.9 million decrease from the Disposed Properties; and
•a $0.9 million increase from the NOVA build-to-suit.

Depreciation and amortization expense increased $4.8 million in 2015 compared with 2014. For the Comparable Portfolio, depreciation and amortization expense increased $0.5 million due to additional leasing and tenant improvement costs related to the increase in occupancy in our portfolio, partially offset by the full amortization of lease-related assets. Depreciation and amortization expense for the Non-Comparable Properties increased $4.3 million in 2015 compared with 2014 due to the following:

•a $3.8 million increase from the Acquired Properties;
•a $2.4 million increase from 440 First Street, NW; and
•a $1.9 million decrease from the Disposed Properties.

Impairment of rental property is summarized as follows:

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2016	2015	Change	2015	2014	Change
Impairment of rental property	$2,772	$60,826	$(58,054)	$60,826	$3,956	$56,870

On July 25, 2016, our 97% owned consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. During the second quarter of 2016, we recorded a $2.8 million impairment charge related to Storey Park based on the sales price, less estimated selling costs.

In late January 2016, we entered into a binding contract to sell the NOVA Non-Core Portfolio, which included eight properties in our Northern Virginia reporting segment and was sold in March 2016. We recorded an impairment charge of $26.9 million on the NOVA Non-Core Portfolio for the fourth quarter of 2015 based on the anticipated sales price of the portfolio, less estimated selling costs. In addition, due to the anticipated move out of the sole tenant at our One Fair Oaks property, we recorded an impairment charge of $33.9 million on One Fair Oaks for the fourth quarter of 2015 to bring the property to its estimated fair value as a result of the loss of cash flow and the anticipated challenges of re-leasing the property.

In October 2014, we sold Owings Mills Business Park, a four-building business park located in our Maryland reporting segment. We recorded an impairment charge of $4.0 million on the four buildings at Owings Mills Business Park in the second quarter of 2014 based on the fair value of the property, less selling costs.

We did not record any other impairment charges within continuing operations during 2016, 2015 or 2014.

Other Expenses (Income)

Interest expense is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2016	2015	Change		2015	2014	Change
Interest expense	$26,370	$26,797	$(427)	(2)%	$26,797	$24,696	$2,101	9%

Interest expense decreased $0.4 million in 2016 compared with 2015 due to a lower average outstanding debt balance and the maturity of two swaps that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of our variable-rate debt in July 2016. In 2016, our aggregate weighted average borrowings under the unsecured revolving credit facility and unsecured term loan totaled $454.9 million with a weighted average interest rate of 2.0%, compared with aggregate weighted average borrowings of $465.5 million with a weighted average interest rate of 2.0% in 2015. In December 2015, we amended, restated and consolidated our unsecured revolving credit facility and unsecured term loan, which lowered the applicable interest spreads for the unsecured revolving credit facility and unsecured term loan. Also, based on our leverage ratios, the interest rate spreads on our unsecured revolving credit facility and unsecured term loan further decreased from March 30, 2016 to August 14, 2016. The decreases in interest rate spreads were mostly offset by increases in LIBOR in 2016 compared with 2015. The decreases in interest expense for 2016 compared with 2015 were partially offset by a $1.2 million decrease in capitalized interest related to Storey Park, which was taken out of development in January 2016 as the property was being marketed for sale, and the NOVA build-to-suit, which was placed in-service during the third quarter of 2016.

Interest expense increased $2.1 million in 2015 compared with 2014 due to a higher average outstanding debt balance and higher weighted average interest rates on our unsecured revolving credit facility and our unsecured term loan. In 2015, our aggregate weighted average borrowings under the unsecured revolving credit facility and unsecured term loan totaled $465.5 million with a weighted average interest rate of 2.0%, compared with aggregate weighted average borrowings of $436.1 million with a weighted average interest rate of 1.8% in 2014. In addition, the increase in interest expense in 2015 compared with 2014 relates to a $1.4 million decrease in capitalized interest, as we placed 440 First Street, NW into service during the fourth quarter of 2014.

We anticipate interest expense will slightly decrease in 2017 compared with 2016, primarily due to repayments of outstanding debt and the July 2017 maturity of $147.5 million of interest rate swaps that fix LIBOR at a weighted average interest rate of 1.5%, which are anticipated to be partially offset by a higher LIBOR.

Interest and other income are summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2016	2015	Change		2015	2014	Change
Interest and other income	$2,348	$6,794	$(4,446)	(65)%	$6,794	$6,799	$(5)	0%

Interest and other income decreased $4.4 million in 2016 compared with 2015 and remained relatively flat in 2015 compared with 2014.

On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $34.0 million. The loan required monthly interest-only payments and had a fixed interest rate of 9.75%. The mezzanine loan was scheduled to mature on April 1, 2017 and had been prepayable since December 21, 2015. In addition to the prepayment of the loan's entire principal balance, we received interest through June 24, 2016 and an exit fee upon the loan's prepayment. We recognized $0.2 million of accelerated income in the second quarter of 2016 related to the early payment of the exit fee.

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid the $29.7 million outstanding balance of the mezzanine loan. We received a yield maintenance payment of $2.4 million with the prepayment of the mezzanine loan, which is reflected within “Interest and other income” on our consolidated statements of operations.

We anticipate that interest and other income will decrease in 2017 compared with 2016 due to the reduction in interest income associated with the prepayment of the $34.0 million 950 F Street, NW mezzanine loan in 2016.

Equity in earnings of affiliates is summarized as follows:

	Year Ended December 31,			Percent Change	Year Ended December 31,			Percent Change
(dollars in thousands)	2016	2015	Change		2015	2014	Change
Equity in earnings of affiliates	$2,294	$1,825	$469	26%	$1,825	$775	$1,050	135%

Equity in earnings of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest.

The increase in income from our unconsolidated joint ventures in 2016 compared with 2015 relates to an increase in income from Prosperity Metro Plaza, due to an increase in occupancy, and Aviation Business Park, due to a decrease in operating expenses.

The increase in income from our unconsolidated joint ventures in 2015 compared with 2014 relates to an increase in income from Prosperity Metro Plaza, 1750 H Street, NW and Aviation Business Park primarily due to an increase in occupancy at the properties during 2015.

We expect equity in earnings of affiliates to decrease in 2017 compared with 2016 due to the anticipated sale of Aviation Business Park and Rivers Park I and II in March 2017. See note 9, Dispositions, in the notes to our accompanying consolidated financial statements for additional information.

Loss (gain) on sale of rental property is summarized as follows:

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2016	2015	Change	2015	2014	Change
Loss (gain) on sale of rental property	$1,155	$(29,477)	$30,632	$(29,477)	$(21,230)	$(8,247)

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

On June 26, 2014, we sold Corporate Campus at Ashburn Center, a three-building, 194,184 square foot single-story business park, which is located in Ashburn, Virginia, for net proceeds of $39.9 million and reported a gain on the sale of the property of $21.2 million. We used the net proceeds from the sale, together with available cash, to acquire 1775 Wiehle Avenue.

Loss on debt extinguishment / modification is summarized as follows:

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2016	2015	Change	2015	2014	Change
Loss on debt extinguishment / modification	$48	$1,824	$(1,776)	$1,824	$—	$1,824

The loss on debt extinguishment / modification for 2016 relates to charges associated with the defeasance of the outstanding balance of the mortgage loan encumbering Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and sold on March 25, 2016.

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

(Loss) income from discontinued operations

(Loss) income from discontinued operations is summarized as follows:

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2016	2015	Change	2015	2014	Change
(Loss) income from discontinued operations	$—	$(607)	$607	$(607)	$1,484	$(2,091)

Discontinued operations for the periods presented reflect the operating results of the Richmond Portfolio, which was sold during 2015 and was classified within discontinued operations due to our strategic shift away from the Richmond market, as well as disposed properties that were classified as discontinued operations in previously filed consolidated financial statements prior to our adoption of ASU 2014-08. We recorded gains on the sale of rental property of $0.9 million and $1.3 million in 2015 and 2014, respectively. We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our discontinued operations, see note 9, Dispositions, in the notes to our accompanying consolidated financial statements.

Net loss (income) attributable to noncontrolling interests

Net loss (income) attributable to noncontrolling interests is summarized as follows:

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2016	2015	Change	2015	2014	Change
Net loss (income) attributable to noncontrolling interests	$502	$2,058	$(1,556)	$2,058	$(199)	$2,257

Net loss (income) attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. During 2016 and 2015, we had a net loss, less preferred dividends, of $10.1 million and $47.4 million, respectively, and during 2014 we had net income, less preferred dividends, of $4.6 million. The weighted average percentage of the common Operating Partnership units held by third parties was 4.2% in 2016 and 4.3% in 2015 and 2014.

Prior to the sale of Storey Park on July 25, 2016, we consolidated the operating results of one joint venture that owned Storey Park, and we recognized our joint venture partner’s percentage of gains or losses within net loss (income) attributable to noncontrolling interests. The joint venture partner’s aggregate share of earnings in the operating results of our consolidated joint venture was immaterial during 2016, 2015 and 2014.

Same Property Net Operating Income

Same Property Net Operating Income (“Same Property NOI”), defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (real estate taxes, property operating and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net (loss) income from our consolidated statements of operations is presented below. The Same Property NOI results exclude the collection of termination fees, as these items vary significantly period-over-period, thus impacting trends and comparability. Also, Same Property NOI includes a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes. We eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results below should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

Comparison of the Year Ended December 31, 2016 with the Year Ended December 31, 2015

Reconciliation of Same Property NOI for Our Reporting Segments

The following table provides a reconciliation of our Same Property NOI for our reporting segments to our consolidated net loss for 2016 and 2015 and provides the basis for our discussion of total Same Property NOI in 2016 compared with 2015. A detailed discussion of each reporting segment’s Same Property NOI results for 2016 and 2015 follows this table.

CONSOLIDATED

	2016			2015			Same Property(1)
Revenues:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Rental	$124,997	$4,228	$129,225	$121,843	$17,163	$139,006	$3,154	2.6
Tenant reimbursements and other(3)	28,682	2,427	31,109	28,303	5,537	33,840	379	1.3
Total revenues	153,679	6,655	160,334	150,146	22,700	172,846	3,533	2.4
Operating expenses:
Property(4)	36,630	1,924	38,554	36,691	7,402	44,093	(61)	(0.2)
Real estate taxes and insurance	18,965	843	19,808	17,707	2,038	19,745	1,258	7.1
Total operating expenses	55,595	2,767	58,362	54,398	9,440	63,838	1,197	2.2
Net operating income	$98,084	$3,888	101,972	$95,748	$13,260	109,008	$2,336	2.4

General and administrative expenses			(16,976)			(25,450)
Depreciation and amortization			(60,862)			(66,624)
Impairment of rental property			(2,772)			(60,826)
Total other expenses (income)			(22,931)			9,475
(Loss) from discontinued operations			—			(607)
Net loss			$(1,569)			$(35,024)

	2016			2015			Same Property(1)
Net Operating Income by Segment:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Washington, D.C.	$24,491	$(342)	$24,149	$25,202	$(249)	$24,952	$(711)	(2.8)
Maryland	30,508	527	31,035	28,479	750	29,229	2,029	7.1
Northern Virginia	22,753	4,114	26,867	23,067	13,084	36,150	(314)	(1.4)
Southern Virginia	20,332	(411)	19,921	19,000	(325)	18,677	1,332	7.0
Total	$98,084	$3,888	$101,972	$95,748	$13,260	$109,008	$2,336	2.4

	Full Year Weighted Average Occupancy
	2016	2015
Same Properties	92.3%	90.3%
Total	91.4%	89.0%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the year ended December 31, 2016 and 2015 exclude the operating results of all disposed properties and the results of the following non-same property that was owned as of December 31, 2016: the NOVA build-to-suit.

(2)
Includes property results for the NOVA build-to-suit and all properties that were disposed of prior to December 31, 2016 and whose operations for the periods we owned the property are classified within continuing operations. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(3)	Excludes termination fee income for comparative purposes.

(4)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI increased $2.3 million for the year ended December 31, 2016 compared with the same period in 2015. Total same property revenues increased $3.5 million for the year ended December 31, 2016 compared with the same period in 2015 primarily due to an increase in occupancy, partially offset by a $1.4 million write-off of unamortized lease incentives and rent abatement, which was recorded as a deduction from same property rental revenues, associated with a defaulted tenant at 840 First Street, NE in our Washington, D.C. reporting segment. Total same property operating expenses increased $1.2 million for the year ended December 31, 2016 compared with the same period in 2015 due to an increase in real estate tax expense, due to higher real estate tax assessments, partially offset by a decrease in utilities and repairs and maintenance expenses.

Washington, D.C.
	For the Year Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	6	6	—	—
Same property revenues
Rental	$34,862	$34,636	$226	0.7
Tenant reimbursements and other(2)	10,031	9,727	304	3.1
Total same property revenues	44,893	44,363	530	1.2
Same property operating expenses
Property(3)	11,524	10,923	601	5.5
Real estate taxes and insurance	8,878	8,238	640	7.8
Total same property operating expenses	20,402	19,161	1,241	6.5
Same Property NOI	$24,491	$25,202	$(711)	(2.8)

	Full Year Weighted Average Occupancy
	2016	2015
Same Properties	89.2%	85.4%
Total	89.2%	85.4%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties decreased $0.7 million for the year ended December 31, 2016 compared with the same period in 2015 due to a $1.4 million write-off of unamortized lease incentives and straight-line rent abatement that is deducted from same property rental revenues and is associated with a defaulted tenant at 840 First Street, NE. For the year ended December 31, 2016, total same property revenues increased $0.5 million compared with 2015 due to an increase in occupancy at certain Washington D.C. properties, partially offset by the aforementioned write-off of lease incentives and straight-line rent abatement. Total same property operating expenses increased by $1.2 million in 2016 compared with 2015 as there was an increase in real estate tax expenses, due to higher real estate tax assessments, and an increase in anticipated bad debt reserves.

Maryland
	For the Year Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	34	34	—	—
Same property revenues
Rental	$37,096	$35,724	$1,372	3.8
Tenant reimbursements and other(2)	6,983	6,808	175	2.6
Total same property revenues	44,079	42,532	1,547	3.6
Same property operating expenses
Property(3)	9,690	10,602	(912)	(8.6)
Real estate taxes and insurance	3,881	3,451	430	12.5
Total same property operating expenses	13,571	14,053	(482)	(3.4)
Same Property NOI	$30,508	$28,479	$2,029	7.1

	Full Year Weighted Average Occupancy
	2016	2015
Same Properties	91.8%	91.1%
Total	91.8%	91.2%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $2.0 million for the year ended December 31, 2016 compared with the same period in 2015. Total same property revenues increased $1.5 million during 2016 compared with 2015 due to an increase in occupancy and rental rates at certain Maryland properties. Total same property operating expenses decreased $0.5 million during 2016 compared with 2015 due to decreases in repairs and maintenance costs, anticipated bad debt reserves and utilities expense, which were partially offset by an increase in real estate tax expenses due to higher real estate tax assessments.

Northern Virginia
	For the Year Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	14	14	—	—
Same property revenues
Rental	$27,719	$27,417	$302	1.1
Tenant reimbursements and other(2)	7,127	7,099	28	0.4
Total same property revenues	34,846	34,516	330	1.0
Same property operating expenses
Property(3)	8,349	7,842	507	6.5
Real estate taxes and insurance	3,744	3,607	137	3.8
Total same property operating expenses	12,093	11,449	644	5.6
Same Property NOI	$22,753	$23,067	$(314)	(1.4)

	Full Year Weighted Average Occupancy
	2016	2015
Same Properties	92.2%	91.3%
Total	89.4%	87.1%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of December 31, 2016: NOVA build-to-suit.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties decreased $0.3 million for the year ended December 31, 2016 compared with the same period in 2015. Total same property revenues increased $0.3 million during 2016 compared with 2015 due to an increase in occupancy at certain Northern Virginia properties. Total same property operating expenses increased $0.6 million during 2016 compared with 2015 due to an increase in service contract expenses, as well as an increase in real estate tax expenses due to higher real estate tax assessments. These increases in operating expenses were partially offset by decreases in utilities and repairs and maintenance costs.

Southern Virginia
	For the Year Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$25,320	$24,066	$1,254	5.2
Tenant reimbursements and other(2)	4,541	4,669	(128)	(2.7)
Total same property revenues	29,861	28,735	1,126	3.9
Same property operating expenses
Property(3)	7,067	7,324	(257)	(3.5)
Real estate taxes and insurance	2,462	2,411	51	2.1
Total same property operating expenses	9,529	9,735	(206)	(2.1)
Same Property NOI	$20,332	$19,000	$1,332	7.0

	Full Year Weighted Average Occupancy
	2016	2015
Same Properties	94.3%	90.8%
Total	94.3%	90.8%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties increased $1.3 million for the year ended December 31, 2016 compared with the same period in 2015. Total same property revenues increased $1.1 million during 2016 compared with 2015 due to an increase in occupancy at certain Southern Virginia properties. Total same property operating expenses decreased $0.2 million during 2016 compared with 2015 due to a reduction in utilities, repairs and maintenance and snow and ice removal costs.

Comparison of the Year Ended December 31, 2015 with the Year Ended December 31, 2014

Reconciliation of Same Property NOI for Our Reporting Segments

The following table provides a reconciliation of our Same Property NOI for our reporting segments to our consolidated net (loss) income for 2015 and 2014 and provides the basis for our discussion of total Same Property NOI in 2015 compared with 2014. A detailed discussion of each reporting segment’s Same Property NOI results for 2015 and 2014 follows this table.

CONSOLIDATED

	2015			2014			Same Property(1)
Same property revenues	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Rental	$113,977	$25,029	$139,006	$110,648	$17,578	$128,226	$3,329	3.0
Tenant reimbursements and other(3)	28,790	5,050	33,840	27,705	5,721	33,426	1,085	3.9
Total same property revenues	142,767	30,079	172,846	138,353	23,299	161,652	4,414	3.2
Same property operating expenses
Property(4)	34,919	9,174	44,093	34,899	8,353	43,252	20	0.1
Real estate taxes and insurance	14,739	5,006	19,745	14,573	2,787	17,360	166	1.1
Total same property operating expenses	49,658	14,180	63,838	49,472	11,140	60,612	186	0.4
Same property net operating income	$93,109	$15,899	109,008	$88,881	$12,159	101,040	$4,228	4.8
General and administrative expenses			(25,450)			(21,156)
Acquisition costs			—			(2,681)
Depreciation and amortization			(66,624)			(61,796)
Impairment of rental property			(60,826)			(3,956)
Total other expenses (income)			9,475			4,108
(Loss) income from discontinued operations			(607)			1,484
Net (loss) income			$(35,024)			$17,043

	2015			2014			Same Property(1)
Net operating income by Segment:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Washington, D.C.	$16,603	$8,349	$24,952	$15,277	$3,416	$18,693	$1,326	8.7
Maryland	28,478	751	29,229	27,851	2,527	30,378	627	2.3
Northern Virginia	29,028	7,122	36,150	28,025	6,676	34,701	1,003	3.6
Southern Virginia	19,000	(323)	18,677	17,728	(460)	17,268	1,272	7.2
Total	$93,109	$15,899	$109,008	$88,881	$12,159	$101,040	$4,228	4.8

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	89.6%	87.8%
Total	89.0%	86.5%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the year ended December 31, 2015 and 2014 exclude the operating results of all disposed properties and the results of the following non-same properties that were owned as of December 31, 2015: 440 First Street, NW, Storey Park, 1401 K Street, NW, 1775 Wiehle Avenue, and 11 Dupont Circle, NW (collectively, the “2015 Non-Same Properties”.)

(2)
Includes property results for the 2015 Non-Same Properties and the results of all properties that were disposed of prior to December 31, 2015 and whose operations for the periods we owned the property are classified within continuing operations. See note 9, Dispositions, in the notes to our accompanying consolidated financial statements. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(3)	Excludes termination fee income for comparative purposes.

(4)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.
Same Property NOI increased $4.2 million for the year ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $4.4 million in 2015 compared with 2014 primarily due to an increase in occupancy. In addition, total same property revenues increased due to an increase in construction management fees. Total same property operating expenses increased $0.2 million in 2015 compared with 2014, due to higher real estate tax assessments and management fees, partially offset by an overall decrease in anticipated bad debt reserves and utilities.

Washington, D.C.
	For the Year Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	3	3	—	—
Same property revenues
Rental	$19,339	$17,550	$1,789	10.2
Tenant reimbursements and other(2)	7,960	7,893	67	0.8
Total same property revenues	27,299	25,443	1,856	7.3
Same property operating expenses
Property(3)	6,263	5,981	282	4.7
Real estate taxes and insurance	4,433	4,185	248	5.9
Total same property operating expenses	10,696	10,166	530	5.2
Same Property NOI	$16,603	$15,277	$1,326	8.7

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	96.6%	90.8%
Total	86.9%	89.3%

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

Same Property NOI for the Washington, D.C. properties increased $1.3 million for the year ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $1.9 million during 2015 compared with 2014 due to an increase in occupancy at certain Washington D.C. properties. Total same property operating expenses increased $0.5 million during 2015 compared with 2014 primarily due to higher real estate taxes, due to an increase in real estate tax assessments, and due to an increase in labor and service contract costs.

Maryland
	For the Year Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	34	34	—	—
Same property revenues
Rental	$35,724	$34,961	$763	2.2
Tenant reimbursements and other(2)	6,809	6,505	304	4.7
Total same property revenues	42,533	41,466	1,067	2.6
Same property operating expenses
Property(3)	10,603	10,065	538	5.3
Real estate taxes and insurance	3,452	3,550	(98)	(2.8)
Total same property operating expenses	14,055	13,615	440	3.2
Same Property NOI	$28,478	$27,851	$627	2.3

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	91.2%	88.5%
Total	91.2%	86.1%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.6 million for the year ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $1.1 million during 2015 compared with 2014 due to an increase in occupancy at certain Maryland properties. Total same property operating expenses increased $0.4 million in 2015 compared with 2014 due to an increase in anticipated bad debt reserves and an increase in snow and ice removal costs incurred in the first quarter of 2015.

Northern Virginia
	For the Year Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	39	39	—	—
Same property revenues
Rental	$34,848	$34,815	$33	0.1
Tenant reimbursements and other(2)	9,353	8,458	895	10.6
Total same property revenues	44,201	43,273	928	2.1
Same property operating expenses
Property(3)	10,730	10,673	57	0.5
Real estate taxes and insurance	4,443	4,575	(132)	(2.9)
Total same property operating expenses	15,173	15,248	(75)	(0.5)
Same Property NOI	$29,028	$28,025	$1,003	3.6

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	86.3%	85.7%
Total	86.9%	86.4%

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

Same Property NOI for the Northern Virginia properties increased $1.0 million for the year ended December 31, 2015 compared with the same period in 2014. Total same property revenues increased $0.9 million during 2015 compared with 2014 primarily due to an increase in occupancy at certain Northern Virginia properties. Total same property operating expenses decreased $0.1 million during 2015 compared with 2014 due to lower real estate taxes and insurance expense.

Southern Virginia
	For the Year Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$24,066	$23,322	$744	3.2
Tenant reimbursements and other(2)	4,668	4,849	(181)	(3.7)
Total same property revenues	28,734	28,171	563	2.0
Same property operating expenses
Property(3)	7,323	8,179	(856)	(10.5)
Real estate taxes and insurance	2,411	2,264	147	6.5
Total same property operating expenses	9,734	10,443	(709)	(6.8)
Same Property NOI	$19,000	$17,728	$1,272	7.2

	Full Year Weighted Average Occupancy
	2015	2014
Same Properties	90.8%	89.3%
Total	90.8%	86.3%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties increased $1.3 million for the year ended December 31, 2015 compared with 2014. Total same property revenues increased $0.6 million during 2015 compared with 2014 due to an increase in occupancy at certain Southern Virginia properties. Total same property operating expenses decreased $0.7 million during 2015 compared with 2014 primarily due to a decrease in anticipated bad debt reserves.

Liquidity and Capital Resources

Overview

We seek to maintain a flexible balance sheet, with an appropriate balance of cash, debt, equity and available funds under our unsecured revolving credit facility, to readily provide access to capital given the volatility of the market and to position us to take advantage of potential growth opportunities (including both internal growth through development and redevelopment, as well as external growth through acquisitions). As previously disclosed in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, we completed an extensive underwriting of our business, our portfolio and our team. Based on this underwriting, we have been implementing our Strategic Plan, the focus of which is to de-risk the portfolio, de-lever the balance sheet and maximize asset values.

The key action items of the Strategic Plan, which is substantially complete, are as follows:

•	Improve our portfolio composition by disposing of approximately $350 million of non-core assets.

•	Address three large upcoming lease expirations at single-tenant buildings through the sale of One Fair Oaks and the repositioning of 500 First Street, NW and 540 Gaither Road at Redland.

•
Strengthen the balance sheet and improve liquidity by reducing leverage, limiting our floating rate debt exposure over time, and extending our debt maturities to better match our capital structure with our assets.

•	Manage our cost structure by reducing corporate overhead and general and administrative expenses.

•	Reduce our targeted annualized common share dividend from $0.60 to $0.40.

We have executed on several key components of our previously disclosed Strategic Plan. As of the date of this filing, we have sold $294.6 million of non-core assets, beginning with the December 2015 sales of Newington Business Park Center and Cedar Hill I and III. On January 19, 2016, we used the combined proceeds from the sale of Newington Business Park Center and Cedar Hill I and III to redeem 2.2 million 7.750% Series A Preferred Shares. On April 27, 2016, we used the proceeds from the sale of the NOVA Non-Core Portfolio to redeem an additional 3.6 million 7.750% Series A Preferred Shares. On July 6, 2016, we used proceeds from the prepayment of a note receivable to redeem the remaining 0.6 million 7.750% Series A Preferred Shares and to pay down a portion of the outstanding balance under our unsecured revolving credit facility. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the final outstanding shares on July 6, 2016. On July 25, 2016, our consolidated joint venture utilized proceeds from the sale of Storey Park to repay the $22.0 million land loan at the property, and we used our portion of the remaining proceeds to repay $27.0 million of the outstanding balance under the unsecured revolving credit facility and for other general corporate purposes. In addition, in January 2017, we sold One Fair Oaks and used the proceeds from the sale to repay $13.3 million of the outstanding balance under the unsecured revolving credit facility. Finally, in February 2017, we sold Plaza 500 and used a portion of the proceeds to repay $70.0 million of the outstanding balance under the unsecured revolving credit facility.

We made progress addressing our large upcoming lease expirations at One Fair Oaks, 540 Gaither Road at Redland and 500 First Street, NW.

On January 9, 2017, we sold One Fair Oaks, which was located in our Northern Virginia reporting segment, for net proceeds of $13.3 million. CACI International, which fully leased One Fair Oaks, had a lease that terminated on December 31, 2016.

In October 2015, we received notice from the Department of Health and Human Services, which fully leases the building at 540 Gaither Road within our Redland property in our Maryland reporting segment, that it will be exercising its early termination right, which is in March 2017. We underwrote the Department of Health and Human Services exercising its termination right when we acquired the building in 2013. During the second quarter of 2016, we re-leased two floors at 540 Gaither Road, which totaled 45,000 square feet, or approximately 34% of the building’s total square footage. We anticipate that the new tenant at 540 Gaither Road will take occupancy in early 2018; however, we can provide no assurances regarding the timing of when the tenant will take occupancy. We have begun repositioning the property, gauging new tenant interest to lease the property and, upon the expiration of the current tenant’s lease in March 2017, will place 540 Gaither Road into redevelopment, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

The Bureau of Prisons, which fully leases 500 First Street, NW in our Washington, D.C. reporting segment, was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which is set to expire in July 2017, and we believe there is a likelihood that the tenant will elect to further extend the expiration date of the lease; however, we can provide no assurances regarding the length of such extension or that such extension will occur at all. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

As previously disclosed, we have been diligently working to improve our balance sheet leverage and increase our liquidity. At December 31, 2016, our debt plus preferred shares over the undepreciated book value of our real estate assets was 57.1% compared with 66.6% at December 31, 2015. In addition, we have focused on reducing our corporate overhead costs. For the year ended December 31, 2016, our corporate overhead expense (which includes total general and administrative expense and overhead allocated to property operating expense) was $23.4 million compared with $33.5 million for the same period in 2015, which included $6.5 million of separation costs recorded in 2015 (primarily related to the departure of our former Chief Executive Officer and former Chief Investment Officer in November 2015). Excluding the separation costs recorded in 2015, corporate overhead expense decreased 14% for the year ended December 31, 2016 compared with the same period in 2015. Finally, as previously disclosed in connection with our Strategic Plan, on April 26, 2016, the Board of Trustees declared a reduction of our dividend rate by 33% from $0.15 per common share to $0.10 per common share, which equates to an annualized dividend of $0.40 per share, and was effective for the dividends paid on and after May 16, 2016.

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

In January and February of 2017, we used the proceeds from the dispositions of One Fair Oaks and Plaza 500, as well as available cash, to repay a total of $80.0 million of the outstanding balance under the unsecured revolving credit facility. As of the date of this filing, we had $64.0 million outstanding and $150.9 million available under the unsecured revolving credit facility. In the next 12 months, we have a $32.2 million construction loan and a $63.2 million fixed rate loan maturing, both of which we anticipate will be refinanced or repaid during 2017. For a list of principal debt balances and their maturity dates, as well as a reconciliation of our borrowings to the net debt balances presented in our consolidated balance sheets, see note 8, Debt, in the notes to our accompanying consolidated financial statements.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, 19.0% of our annualized cash basis rent (which includes 5.1% of our annualized cash basis rent that is related to CACI International at One Fair Oaks, which was sold in January 2017) is scheduled to expire during the next twelve months and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

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

Financing Activity

Land Loan

On July 25, 2016, our 97% owned consolidated joint venture sold Storey Park for net proceeds of $52.7 million. We used a portion of the proceeds to repay a $22.0 million land loan secured by the Storey Park land, which had a variable interest rate of LIBOR plus a spread of 2.50% and was scheduled to mature on October 16, 2016.

Construction Loans

On June 5, 2013, we entered into a construction loan that is collateralized by our 440 First Street, NW property (the “440 First Street, NW Construction Loan”), which underwent a major redevelopment that was substantially completed in October 2013. The 440 First Street, NW Construction Loan has a borrowing capacity of up to $43.5 million, of which we borrowed $32.2 million as of December 31, 2016. During the second quarter of 2016, we extended the maturity date of the loan by one year to May 30, 2017, and we anticipate refinancing the loan in 2017. The 440 First Street, NW Construction Loan has a variable interest rate of LIBOR plus a spread of 2.50%, and we can repay all or a portion of the 440 First Street, NW Construction Loan, without penalty, at any time during the term of the loan. At December 31, 2016, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us. The percentage of outstanding principal balance that is recourse to us can be reduced upon the property achieving certain operating thresholds. As of December 31, 2016, we were in compliance with all the financial covenants of the 440 First Street, NW Construction Loan.

On September 1, 2015, we entered into a construction loan that is collateralized by the NOVA build-to-suit (the “Northern Virginia Construction Loan”), which was placed in-service in August 2016. The Northern Virginia Construction Loan has a

borrowing capacity of up to $43.7 million, of which we borrowed $34.6 million as of December 31, 2016. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan. As of December 31, 2016, we were in compliance with all of the financial covenants of the Northern Virginia Construction Loan.

Mortgage Debt

We have originated or assumed the following mortgage loans since January 1, 2015 (dollars in thousands):

Month	Year	Property	Effective Interest Rate		Principal Balance at December 31, 2016
September	2015	Northern Virginia Construction Loan	LIBOR + 1.85%	(1)	$34,584	(2)
August	2015	11 Dupont Circle, NW	4.22%		66,780

(1)	At December 31, 2016, LIBOR was 0.77%.

(2)	The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $25.4 million and $9.2 million during 2016 and 2015, respectively.

We have repaid the following mortgage and land loans since January 1, 2015 (dollars in thousands):

Month	Year	Property	Effective Interest Rate	Principal Balance Repaid
October	2016	Hillside I and II	4.62%	$12,199
August	2016	Storey Park Land Loan	LIBOR + 2.50%	22,000
February	2016	Gateway Centre Manassas	5.88%	174
July	2015	Jackson National Life Loan	5.19%	64,230
March	2015	Hanover Business Center Building D	6.63%	65
March	2015	Chesterfield Business Center Buildings C,D,G and H	6.63%	202
March	2015	Hanover Business Center Building C	6.63%	460
March	2015	Chesterfield Business Center Buildings A,B,E and F	6.63%	1,584
March	2015	Airpark Business Center	6.63%	864

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of December 31, 2016, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests that are owned by unrelated parties. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.
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

Consolidated cash flow information is summarized as follows:

	Year Ended December 31,			Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash provided by operating activities	$62,599	$60,382	$62,953	$2,217	$(2,571)
Net cash provided by (used in) investing activities	120,240	84,888	(111,556)	35,352	196,444
Net cash (used in) provided by financing activities	(182,222)	(145,066)	53,186	(37,156)	(198,252)

Comparison of the Years Ended December 31, 2016 and 2015

Net cash provided by operating activities increased $2.2 million for the year ended December 31, 2016 compared with same period in 2015, primarily due to the timing of cash payments and receipts, as we had a decrease in accounts receivable and a lower increase in accounts payable. In addition, net cash provided by operating activities increased due to a reduction of general and administrative expenses for the year ended December 31, 2016 compared with the same period in 2015. The increase in net cash provided by operating activities for the year ended December 31, 2016 compared with the same period in 2015 was partially offset by a reduction of net operating income related to dispositions.

Net cash provided by investing activities increased $35.4 million for the year ended December 31, 2016 compared with the same period in 2015. During 2016, we received aggregate net proceeds of $143.2 million from the sales of Storey Park and the NOVA Non-Core Portfolio, and the owners of 950 F Street, NW prepaid a mezzanine loan that had an outstanding principal balance of $34.0 million. During 2015, we received aggregate net proceeds of $129.2 million from the sales of Cedar Hill I and III, Newington Business Park Center, Rumsey Center and the Richmond Portfolio, which does not include cash used to prepay the $3.2 million of mortgage debt secured by the Richmond Portfolio. In addition, during 2015 the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. Cash provided by investing activities for the year ended 2016 compared with the same period in 2015 also increased due to a $16.9 million combined decrease in cash used for construction activities and additions to rental property and furniture, fixtures and equipment, which was primarily driven by a decrease in costs incurred for the construction of the NOVA build-to-suit, as the building was substantially completed in the first quarter of 2016, and the property was placed in-service in August 2016 after substantial completion of the tenant improvements.

Net cash used in financing activities increased $37.2 million for the year ended December 31, 2016 compared with the same period in 2015. During 2016, we issued $238.4 million of debt and repaid $227.0 million of outstanding debt, and during 2015 we issued $196.0 million of debt and repaid $277.1 million of outstanding debt. In addition, we used proceeds from dispositions and cash from the prepayment of the 950 F Street, NW mezzanine loan to redeem all of our outstanding 6.4 million 7.750% Series A Preferred Shares with a face value of $160.0 million during 2016. The redemption of the 7.750% Series A Preferred Shares during 2016 resulted in a $7.8 million decrease in dividends to preferred shareholders for 2016 compared with 2015. In addition, dividends to common shareholders decreased $8.9 million for 2016 compared to the same period in 2015 due to a reduction of our quarterly dividend rate from $0.15 per common share to $0.10 per common share during 2016. In addition, in 2015, we used $10.2 million to repurchase 0.9 million common shares.

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

Net cash provided by investing activities was $84.9 million for the year ended December 31, 2015 compared with net cash used in investing activities of $111.6 million for the same period in 2014. During 2015, we received aggregate net proceeds of $129.2 million from the sale of Cedar Hill I and III, Newington Business Park Center, Rumsey Center and the Richmond Portfolio, which does not include cash used to prepay the $3.2 million of mortgage debt secured by the Richmond Portfolio. During 2014, we acquired three properties for an aggregate net cash purchase price of $150.7 million, which excludes the assumption of a $37.3 million mortgage loan in connection with our acquisition of 1401 K Street, NW, and we sold six properties for aggregate net proceeds of $97.7 million. During 2015, the owners of America’s Square prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The proceeds from the loan repayment were used to pay down a portion of the outstanding balance of our unsecured revolving credit facility. During the year ended December 31, 2014, we increased our loan to the owners of 950 F Street, NW by $9.0 million, which was funded through a draw under our unsecured revolving credit facility. The increase in cash provided by investing activities was partially offset by a $23.1 million combined increase in cash used for construction activities and additions to rental property and furniture, fixtures and equipment, which was primarily driven by tenant improvement costs at Atlantic Corporate Park in our Northern Virginia reporting segment, as well as costs incurred for the NOVA build-to-suit.

Net cash used in financing activities was $145.1 million for the year ended December 31, 2015 compared with net cash provided by financing activities of $53.2 million for the same period in 2014. During 2015, we issued $196.0 million of debt and repaid $277.1 million of debt, and during 2014, we issued $250.5 million of debt and repaid of $147.6 million of debt. The increase in net cash used in financing activities for the year ended December 31, 2015 also includes $10.2 million of cash used to repurchase 0.9 million common shares.

Property Acquisitions and Dispositions

We did not acquire any properties in 2016 or 2015. Below is a summary of our dispositions during 2016 and 2015 (dollars in thousands):

Dispositions	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds	(Loss) Gain on Sale	Capitalization Rate(1)
Storey Park(2)	Washington, D.C.	7/25/2016	Land	—	$52,659	$—	—%
NOVA Non-Core Portfolio	Northern Virginia	3/25/2016	Various	945,745	90,501	(1,155)	8.7%
Cedar Hill I and III	Northern Virginia	12/23/2015	Office	102,632	25,939	6,598	8.6%
Newington Business Park Center	Northern Virginia	12/17/2015	Business Park	255,600	31,409	19,495	6.0%
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956	3,384	8.3%
Richmond Portfolio(3)	Southern Virginia	3/19/2015	Business Park	827,900	53,768	857	9.0%

(1)
Capitalization rates for dispositions are calculated based on the annualized net operating income, which is based on the annualized year-to-date net operating income through the month prior to the sale, divided by the selling price.

(2)	As this property was a development site and did not generate any revenues, a capitalization rate for the property is not applicable.

(3)
The operating results of these properties, including any gains on sale or impairments, are reflected in “(Loss) income from discontinued operations” in our statement of operations. See further discussion at note 9, Dispositions, in the notes to our accompanying consolidated financial statements.

Outstanding Debt

The following table sets forth certain information with respect to our outstanding indebtedness at December 31, 2016 (dollars in thousands):

	Effective Interest Rate		Balance at December 31, 2016	Annualized Debt Service		Maturity Date	Balance at Maturity
Fixed-Rate Debt
Encumbered Properties
Redland II and III	4.64%		$63,214	$4,014		11/1/2017	$62,064
840 First Street, NE	6.01%		35,201	2,722		7/1/2020	32,000
Battlefield Corporate Center	4.40%		3,353	320		11/1/2020	2,618
1211 Connecticut Avenue, NW	4.47%		28,503	1,823		7/1/2022	24,668
1401 K Street, NW	4.93%		35,556	2,392		6/1/2023	30,414
11 Dupont Circle, NW(1)	4.22%		66,780	2,705		9/1/2030	60,449
Total Fixed-Rate Debt	4.75%	(2)	$232,607	$13,976			$212,213
Variable-Rate Debt(3)
440 First Street, NW Construction Loan(4)	LIBOR + 2.50%		$32,216	$1,053		5/30/2017	$32,216
Northern Virginia Construction Loan(5)	LIBOR + 1.85%		34,584	906		9/1/2019	34,584
Unsecured Revolving Credit Facility(6)	LIBOR + 1.50%		144,000	3,269		12/4/2019	144,000
Unsecured Term Loan(6)
Tranche A	LIBOR + 1.45%		100,000	2,220		12/4/2020	100,000
Tranche B	LIBOR + 1.45%		100,000	2,220		6/4/2021	100,000
Tranche C	LIBOR + 1.80%		100,000	2,570		12/4/2022	100,000
Total Unsecured Term Loan	2.38%	(2)	300,000	7,010			300,000
Total Variable-Rate Debt	2.93%	(2)(7)	510,800	12,238			510,800
Total Debt at December 31, 2016(8)	3.50%	(2)(7)	$743,407	$26,214	(9)		$723,013

(1)	The loan is interest only until September 1, 2025.

(2)	Represents the weighted average interest rate.

(3)
All of our variable rate debt is based on one-month LIBOR. For the purposes of calculating the annualized debt service and the effective interest rate, we used the one-month LIBOR rate at December 31, 2016, which was 0.77%.

(4)
In the second quarter of 2016, we extended the loan’s maturity date one year to May 30, 2017. We can repay all or a portion of the 440 First Street, NW Construction Loan, without penalty, at any time during the term of the loan.

(5)
The loan has a borrowing capacity of up to $43.7 million and is collateralized by the NOVA build-to-suit, which was placed in-service in August 2016. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan.

(6)	Based on our leverage ratio at December 31, 2016, the applicable interest rate spreads associated with the unsecured revolving credit facility and unsecured term loan will remain unchanged.

(7)
The effective interest rate reflects the impact of our interest rate swap agreements. As of December 31, 2016, we had fixed LIBOR at a weighted average interest rate of 1.4% on $240.0 million of our variable rate debt through nine interest rate swap agreements.

(8)
The total debt balance at December 31, 2016 excludes $6.2 million of unamortized deferred financing costs. See note 10, Debt, in the notes to our consolidated financial statements for more information.

(9)	During 2016, we paid approximately $3.7 million in principal payments on our consolidated mortgage debt.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of December 31, 2016, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, 440 First Street, NW Construction Loan and Northern Virginia Construction Loan. On July 25, 2016, in connection with our 97% owned consolidated joint venture’s sale of Storey Park, we repaid the entire balance of the Storey Park Land Loan.

Our continued ability to borrow under the amended, restated and consolidated unsecured revolving credit facility is subject to compliance with financial and operating covenants, and a failure to comply with any of these covenants could result in a default under the facility. These debt agreements also contain cross-default provisions that would be triggered if we are in default under other loans, including mortgage loans, in excess of certain amounts. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our shareholders.

Below is a summary of certain financial covenants associated with these debt agreements at December 31, 2016 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loans

Covenants	Quarter Ended December 31, 2016	Covenant
Consolidated Total Leverage Ratio(1)	47.0%	≤ 60%
Tangible Net Worth(1)	$895,915	≥ $601,202
Fixed Charge Coverage Ratio(1)	2.82x	≥ 1.50x
Maximum Dividend Payout Ratio	47.7%	≤ 95%
Restricted Indebtedness:
Maximum Secured Debt	20.6%	≤ 40%
Unencumbered Pool Leverage(1)	44.3%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.91x	≥ 1.75x

(1)
These are the only covenants that apply to our 440 First Street, NW Construction Loan and Northern Virginia Construction Loan, which are calculated in accordance with the amended, restated and consolidated unsecured revolving credit facility and unsecured term loan.

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

At December 31, 2016, we had fixed LIBOR at a weighted average interest rate of 1.4% on 240.0 million of our variable rate debt through nine interest rate swap agreements that are summarized below (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2017	$30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$240,000		1.442%

In July 2016, two swap agreements that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of variable rate debt expired.

Off-Balance Sheet Arrangements

We are secondarily liable for $2.8 million of mortgage debt, which represents our proportionate share of the mortgage debt that is secured by two properties that we own through two unconsolidated joint ventures. Management believes the fair value of the potential liability to us is inconsequential as the likelihood of our need to perform under the debt agreement is remote. See note 5, Investment in Affiliates, in the notes to our accompanying consolidated financial statements for more information.

Disclosure of Contractual Obligations

The following table summarizes known material contractual obligations as of December 31, 2016 (dollars in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3 -5 Years	More than 5 Years
Mortgage and construction loans(1)	$299,407	$97,672	$39,410	$38,801	$123,524
Unsecured term loan(1)	300,000	—	—	200,000	100,000
Unsecured revolving credit facility(1)	144,000	—	144,000	—	—
Interest expense(2)	112,088	23,283	37,965	22,427	28,413
Operating leases(3)	7,594	1,469	3,901	2,224	—
Construction in progress	3,056	3,056	—	—	—
Capital expenditures	2,730	2,730	—	—	—
Tenant improvements(4)	2,742	2,742	—	—	—
Total	$871,617	$130,952	$225,276	$263,452	$251,937

(1)
Balances do not include unamortized deferred financing costs totaling $6.2 million at December 31, 2016. See note 10, Debt, in the notes to our accompanying consolidated financial statements for more information.

(2)
Interest expense for our fixed rate obligations represents the amount of interest that is contractually due under the terms of the respective loans. Interest expense for our variable rate obligations and our interest rate swap obligations are calculated using the outstanding balance and applicable interest rate at December 31, 2016 over the life of the obligation.

(3)	Reflects the lease obligation on our corporate headquarters, net of sublease income.

(4)	Includes leasehold improvement and space refurbishment costs.

As of December 31, 2016, we had contractual construction in progress obligations, which included amounts accrued at December 31, 2016, of $3.1 million. The amount of contractual construction in progress obligations are primarily related to development activities at 540 Gaither Road at Redland in our Maryland reporting segment. As of December 31, 2016, we had contractual rental property and furniture, fixtures and equipment obligations of $5.5 million outstanding, which included amounts accrued at December 31, 2016. The amount of contractual rental property and furniture, fixtures and equipment obligations at December 31, 2016 are related to tenant improvement and capital improvement costs for various properties across our reporting segments, including significant tenant improvements at Atlantic Corporate Park and capital improvements at 11 Dupont Circle, NW. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.
We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2016, we remained liable to those local municipalities for $2.3 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of December 31, 2016.

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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO available to common shareholders and unitholders (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to common shareholders	$(9,635)	$(45,366)	$4,444
Add: Depreciation and amortization:
Rental property	60,862	66,624	61,796
Discontinued operations	—	1,222	3,662
Unconsolidated joint ventures	3,610	3,916	4,466
Impairment of rental property(1)	2,772	60,826	3,957
Loss (gain) on sale of rental property(2)	1,155	(30,334)	(22,568)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(428)	(2,056)	199
FFO available to common shareholders and unitholders	58,336	54,832	55,956
Dividends on preferred shares	3,053	12,400	12,400
Issuance costs of redeemed preferred shares	5,515	—	—
FFO	$66,904	$67,232	$68,356
Weighted average common shares and Operating Partnership units outstanding – diluted	60,325	60,704	60,851

(1)
Impairment charges are reflected in continuing operations in our consolidated statements of operations for all periods shown. See note 12, Fair Value Measurements, in the notes to our accompanying consolidated financial statements for more information.

(2)
Includes gains and losses on the sale of properties that are classified within continuing operations and gains and losses on the sale of properties that are classified within discontinued operations in our consolidated statement of operations. See note 9, Dispositions, in the notes to our accompanying consolidated financial statements for more information.

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

We had $743.4 million of debt outstanding at December 31, 2016, of which $232.6 million was fixed rate debt and $240.0 million was hedged variable rate debt. The remainder of our debt, $270.8 million, was unhedged variable rate debt that consisted of $60.0 million under the unsecured term loan, $144.0 million under the unsecured revolving credit facility, a $32.2 million outstanding balance under the 440 First Street, NW Construction Loan and a $34.6 million outstanding balance under the Northern Virginia Construction Loan. At December 31, 2016, the 440 First Street, NW Construction Loan had a contractual interest rate of LIBOR plus 2.50%, and the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At December 31, 2016, LIBOR was 0.77%. A change in interest rates of 1% would result in an increase or decrease of $2.7 million in interest expense on our unhedged variable rate debt on an annualized basis.

In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. Our gross debt balances exclude a total of $6.2 million unamortized deferred financing costs at December 31, 2016.

The table below summarizes our interest rate swap agreements as of December 31, 2016 (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2017	$30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	50,000	LIBOR	0.955%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	12,500	LIBOR	1.383%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$240,000		1.442%

In July 2016, two swap agreements that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of variable rate debt expired.

For fixed rate debt, changes in interest rates generally affect the fair value of our debt but not our earnings or cash flow. See note 12, Fair Value Measurements, in the notes to our accompanying consolidated financial statements for more information on the fair value of our debt.

Our projected long-term debt obligations, principal cash flows by anticipated maturity and weighted average interest rates at December 31, 2016, for each of the succeeding five years are as follows (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed Rate Debt(1)
Mortgage debt(2)	$65,456	$2,354	$2,472	$37,203	$1,598	$123,524	$232,607	$234,127
Weighted average interest rate	4.75%	4.78%	4.77%	4.63%	4.45%	4.27%
Variable Rate Debt(1)
440 First Street, NW Construction Loan	$32,216	$—	$—	$—	$—	$—	$32,216	$32,216
Northern Virginia Construction Loan	—	—	34,584	—	—	—	34,584	34,584
Unsecured term loan	—	—	—	100,000	100,000	100,000	300,000	300,000
Credit facility	—	—	144,000	—	—	—	144,000	144,000
Weighted average interest rate(3)	2.36%	2.34%	2.33%	2.34%	2.47%	2.57%	$510,800	$510,800
Interest Rate Swaps
Variable to fixed(4)	$147,500	$92,500	$—	$—	$—	$—	$240,000	$(906)
Average pay rate	3.03%	3.21%	—	—	—	—
Weighted average receive rate(3)	2.35%	2.57%	—	—	—	—

(1)
Balances do not include unamortized deferred financing costs totaling $6.2 million as of December 31, 2016. See note 10, Debt, in the notes to our accompanying consolidated financial statements for more information.

(2)	Excludes the $32.2 million outstanding balance under the 440 First Street, NW Construction Loan and the $34.6 million outstanding balance under the Northern Virginia Construction Loan.

(3)	Based on the one-month LIBOR rate of 0.77% at December 31, 2016.

(4)	Represents the notional amounts of the hedged debt. At December 31, 2016, we had fixed LIBOR on $240.0 million of our variable rate debt though nine interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 85 of this Annual Report on Form 10-K. KPMG’s report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
First Potomac Realty Trust:
We have audited First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Potomac Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Potomac Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Potomac Realty Trust and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
February 23, 2017

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background
Robert Milkovich	57
President, Chief Executive Officer and Chief Operating Officer
Robert Milkovich has served as President and Chief Executive Officer of the Company since November 2015 and has served as Chief Operating Officer since joining the Company in June 2014. Mr. Milkovich has over 25 years of leadership in the greater Washington, D.C. commercial real estate industry, as well as elsewhere in the country. Prior to joining the Company, he served, since 2012, as President and Head of the Investment Committee of Spaulding & Slye Investments, a comprehensive real estate services and investment company that is a wholly owned subsidiary of JLL. He also served as Regional Director of Archon Group, L.P., an investment arm of the Merchant Banking Division of Goldman Sachs, which he joined in 2004, where he spearheaded the asset management of $2 billion for their Merchant Bank, Special Situations Group, and other parts of the firm, in addition to generating investment opportunities. Mr. Milkovich also previously served as Market Managing Director for CarrAmerica Realty Corporation, a then publicly traded office REIT headquartered in Washington, D.C., with primary responsibilities including overseeing asset management, development activities, portfolio investments and acquisition efforts. He currently serves as a Director and Investment Committee member for the University System of Maryland Foundation. Mr. Milkovich is on the Board and Membership Committee of the Economic Club of Washington, D.C. and is a member of the Urban Land Institute’s Office Development Counsel, and was a past president of The Real Estate Group in Washington, D.C. Mr. Milkovich graduated with a Bachelor of Science degree in Business Administration from the University of Maryland.

Andrew P. Blocher	52
Executive Vice President, Chief Financial Officer and Treasurer
Andrew P. Blocher joined the Company in October 2012 as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Blocher has over 20 years of finance and capital markets experience, including 15 years in the public REIT sector. Prior to joining the Company, Mr. Blocher was the Chief Financial Officer at Federal Realty Investment Trust (“NYSE: FRT”), a publicly traded retail REIT, where he had oversight of the finance, accounting, human resources, investor relations and information technology departments. Mr. Blocher joined Federal Realty Investment Trust in 2000 as Vice President, Investor Relations and was promoted to Senior Vice President in 2007 and to Chief Financial Officer in 2008. Mr. Blocher had served as Director, Structured Finance Marketing and Modeling, at Freddie Mac, as well as Vice President of Capital Markets for CRIIMI MAE Inc., a mortgage REIT. Mr. Blocher is a member of the National Association of Real Estate Investment Trusts (“NAREIT”). In addition, he currently serves as a member of the Board of Directors of Make-A-Wish® Mid-Atlantic, Inc. and serves as a member of its Executive Committee, as well as Chairman of its Audit and Finance Committee. Mr. Blocher received his Bachelor of Science degree in Finance from Indiana University in Bloomington and his Masters of Business Administration in Finance from The George Washington University.

Samantha Sacks Gallagher	40
Executive Vice President, General Counsel and Secretary
Samantha Sacks Gallagher joined the Company in October 2014 as Executive Vice President, General Counsel and Secretary. Ms. Gallagher serves as the Company’s chief legal officer and leads the Company’s corporate legal function. In her role, she has leadership responsibility for corporate governance matters, SEC and NYSE compliance, structuring of corporate-level transactions, overseeing litigation, as well as managing outside counsel. Ms. Gallagher has over 15 years of experience representing REITs and other real estate companies and financial institutions. Prior to joining the Company, Ms. Gallagher served as a Partner at Arnold & Porter LLP in the firm’s Corporate and Securities Practice.  She also previously served as a Partner at Hogan Lovells US LLP in the firm’s Corporate, Capital Markets and REIT practice groups (having joined Hogan as a corporate attorney in 2001). While in private practice, Ms. Gallagher focused on capital markets transactions (including public and private equity and debt offerings), joint ventures, mergers and acquisitions and strategic investments, as well as advising companies in a variety of corporate and securities law matters.  She currently serves on the Board of Directors for Make-A-Wish® Mid-Atlantic, Inc. where she is Chair of its Governance Committee and is a member of its Executive Committee. Ms. Gallagher received her Juris Doctor degree from Georgetown University Law Center, cum laude, and her Bachelor of Arts degree from Princeton University, summa cum laude.

The information appearing in our definitive proxy statement to be filed in connection with our Annual Meeting of Shareholders to be held on May 23, 2017 (the “Proxy Statement”) under the headings “Proposal 1: Election of Trustees,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

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

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page 137 of this report, which is incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the state of Maryland on February 23, 2017.

FIRST POTOMAC REALTY TRUST

/s/ Robert Milkovich
Robert Milkovich
President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

Signature	Title

/s/ Robert Milkovich
Robert Milkovich	President, Chief Executive Officer and Chief Operating Officer (principal executive officer)

/s/ Andrew P. Blocher
Andrew P. Blocher	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ Michael H. Comer
Michael H. Comer	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Terry L. Stevens
Terry L. Stevens	Chairman of the Board of Trustees

/s/ Robert H. Arnold
Robert H. Arnold	Trustee

/s/ Richard B. Chess
Richard B. Chess	Trustee

/s/ James P. Hoffmann
James P. Hoffmann	Trustee

/s/ Alan G. Merten
Alan G. Merten	Trustee

/s/ Kati M. Penney
Kati M. Penney	Trustee

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee

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
We have audited the accompanying consolidated balance sheets of First Potomac Realty Trust and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Potomac Realty Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Potomac Realty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
February 23, 2017

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015
(Amounts in thousands, except per share amounts)

	2016	2015
Assets:
Rental property, net	$1,059,272	$1,130,266
Assets held-for-sale	13,176	90,674
Cash and cash equivalents	14,144	13,527
Escrows and reserves	1,419	2,514
Accounts and other receivables, net of allowance for doubtful accounts of $655 and $876, respectively	6,892	9,868
Accrued straight-line rents, net of allowance for doubtful accounts of $414 and $105, respectively	42,745	36,888
Notes receivable	—	34,000
Investment in affiliates	49,392	48,223
Deferred costs, net	42,712	36,537
Prepaid expenses and other assets	5,389	6,950
Intangible assets, net	25,106	32,959
Total assets	$1,260,247	$1,442,406
Liabilities:
Mortgage loans, net	$296,212	$307,769
Unsecured term loan, net	299,404	299,404
Unsecured revolving credit facility, net	141,555	116,865
Liabilities held-for-sale	—	1,513
Accounts payable and other liabilities	43,904	47,972
Accrued interest	1,537	1,603
Rents received in advance	6,234	6,003
Tenant security deposits	4,982	4,982
Deferred market rent, net	1,792	2,154
Total liabilities	795,620	788,265
Noncontrolling interests in the Operating Partnership	28,244	28,813
Equity:
Preferred Shares, $0.001 par value per share, 50,000 shares authorized;
7.750% Series A Preferred Shares, $25 per share liquidation preference, 0 and 6,400 shares issued and outstanding, respectively	—	160,000
Common shares, $0.001 par value per share, 150,000 shares authorized; 58,319 and 57,718 shares issued and outstanding, respectively	58	58
Additional paid-in capital	913,367	907,220
Noncontrolling interests in a consolidated partnership	—	800
Accumulated other comprehensive loss	(844)	(2,360)
Dividends in excess of accumulated earnings	(476,198)	(440,390)
Total equity	436,383	625,328
Total liabilities, noncontrolling interests and equity	$1,260,247	$1,442,406

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2016, 2015 and 2014
(Amounts in thousands, except per share amounts)

	2016	2015	2014
Revenues:
Rental	$129,225	$139,006	$128,226
Tenant reimbursements and other	31,109	33,840	33,426
Total revenues	160,334	172,846	161,652
Operating expenses:
Property operating	38,554	44,093	43,252
Real estate taxes and insurance	19,808	19,745	17,360
General and administrative	16,976	25,450	21,156
Acquisition costs	—	—	2,681
Depreciation and amortization	60,862	66,624	61,796
Impairment of rental property	2,772	60,826	3,956
Total operating expenses	138,972	216,738	150,201
Operating income (loss)	21,362	(43,892)	11,451
Other expenses (income):
Interest expense	26,370	26,797	24,696
Interest and other income	(2,348)	(6,794)	(6,799)
Equity in earnings of affiliates	(2,294)	(1,825)	(775)
Loss (gain) on sale of rental property	1,155	(29,477)	(21,230)
Loss on debt extinguishment / modification	48	1,824	—
Total other expenses (income)	22,931	(9,475)	(4,108)
(Loss) income from continuing operations	(1,569)	(34,417)	15,559
Discontinued operations:
(Loss) income from operations	—	(975)	146
Loss on debt extinguishment	—	(489)	—
Gain on sale of rental property	—	857	1,338
(Loss) income from discontinued operations	—	(607)	1,484
Net (loss) income	(1,569)	(35,024)	17,043
Less: Net loss (income) attributable to noncontrolling interests	502	2,058	(199)
Net (loss) income attributable to First Potomac Realty Trust	(1,067)	(32,966)	16,844
Less: Dividends on preferred shares	(3,053)	(12,400)	(12,400)
Less: Issuance costs on redeemed preferred shares	(5,515)	—	—
Net (loss) income attributable to common shareholders	$(9,635)	$(45,366)	$4,444
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.17)	$(0.78)	$0.05
(Loss) income from discontinued operations	—	(0.01)	0.02
Net (loss) income	$(0.17)	$(0.79)	$0.07
Weighted average common shares outstanding – basic	57,581	57,982	58,150
Weighted average common shares outstanding – diluted	57,581	57,982	58,220
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	2016	2015	2014
Net (loss) income	$(1,569)	$(35,024)	$17,043
Unrealized gain on derivative instruments	1,584	1,317	1,289
Unrealized loss on derivative instruments	—	(367)	(696)
Total comprehensive income (loss)	15	(34,074)	17,636
Net loss (income) attributable to noncontrolling interests	502	2,058	(199)
Net gain from derivative instruments attributable to noncontrolling interests	(68)	(42)	(25)
Comprehensive income (loss) attributable to First Potomac Realty Trust	$449	$(32,058)	$17,412

See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	Series A Preferred Shares	Common Shares	Additional Paid-in Capital	Noncontrolling Interests in Consolidated Partnerships	Accumulated Other Comprehensive Loss	Dividends in Excess of Accumulated Earnings	Total Equity
Balance at December 31, 2013	$160,000	$59	$911,533	$781	$(3,836)	$(329,246)	$739,291
Net income	—	—	—	—	—	17,043	17,043
Net unrealized gain on derivative instruments	—	—	—	—	593	—	593
Net income attributable to noncontrolling interests	—	—	—	—	(25)	(199)	(224)
Dividends paid to common shareholders	—	—	—	—	—	(35,198)	(35,198)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends	—	—	—	—	—	(66)	(66)
Restricted stock expense	—	—	2,860	—	—	—	2,860
Exercise of stock options	—	—	174	—	—	—	174
Stock option and employee stock purchase plan expense	—	—	536	—	—	—	536
Issuance of common stock, net of net settlements	—	—	(397)	—	—	—	(397)
Adjustment of common Operating Partnership units to fair value	—	—	(1,424)	—	—	—	(1,424)
Net contributions to noncontrolling interest in consolidated joint ventures	—	—	—	117	—	—	117
Balance at December 31, 2014	160,000	59	913,282	898	(3,268)	(360,066)	710,905
Net loss	—	—	—	(2)	—	(35,024)	(35,026)
Net unrealized gain on derivative instruments	—	—	—	—	950	—	950
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(42)	2,058	2,016
Dividends paid to common shareholders	—	—	—	—	—	(35,080)	(35,080)
Dividends on preferred shares	—	—	—	—	—	(12,400)	(12,400)
Accrued common dividends	—	—	—	—	—	117	117
Restricted stock expense	—	—	3,442	—	—	5	3,447
Exercise of stock options	—	—	26	—	—	—	26
Share repurchases	—	(1)	(10,179)	—	—	—	(10,180)
Stock option and employee stock purchase plan expense	—	—	1,245	—	—	—	1,245
Issuance of common stock, net of net settlements	—	—	(1,393)	—	—	—	(1,393)
Adjustment of common Operating Partnership units to fair value	—	—	797	—	—	—	797
Net distributions from noncontrolling interest in consolidated joint ventures	—	—	—	(96)	—	—	(96)
Balance at December 31, 2015	160,000	58	907,220	800	(2,360)	(440,390)	625,328
Net loss	—	—	—	(74)	—	(1,569)	(1,643)
Net unrealized gain on derivative instruments	—	—	—	—	1,584	—	1,584
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(68)	502	434
Dividends paid to common shareholders	—	—	—	—	—	(26,137)	(26,137)
Accrued common dividends	—	—	—	—	—	(36)	(36)
Dividends on preferred shares	—	—	—	—	—	(3,053)	(3,053)
Redemption of preferred shares	(160,000)	—	5,485	—	—	(5,515)	(160,030)
Restricted stock expense	—	—	1,964	—	—	—	1,964
Stock option and employee stock purchase plan expense	—	—	193	—	—	—	193
Issuance of common stock, net of net settlements	—	—	97	—	—	—	97
Adjustment of common Operating Partnership units to fair value	—	—	(1,592)	—	—	—	(1,592)
Net distributions from noncontrolling interest in consolidated joint venture	—	—	—	(726)	—	—	(726)
Balance at December 31, 2016	$—	$58	$913,367	$—	$(844)	$(476,198)	$436,383
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	2016	2015	2014
Cash flow from operating activities:
Net (loss) income	$(1,569)	$(35,024)	$17,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Gain on sale of rental property	—	(857)	(1,338)
Depreciation and amortization	—	1,222	3,665
Depreciation and amortization	61,896	67,729	62,843
Stock based compensation	2,314	4,865	3,731
Bad debt expense	830	580	1,110
Amortization of deferred market rent	301	138	(14)
Amortization of financing costs and discounts	1,588	1,482	1,445
Equity in earnings of affiliates	(2,294)	(1,825)	(775)
Distributions from investments in affiliates	1,424	1,490	1,356
Impairment of rental property	2,772	60,826	3,956
Loss (gain) on sale of rental property	1,155	(29,477)	(21,230)
Loss on debt extinguishment / modification	—	664	—
Changes in assets and liabilities:
Escrows and reserves	784	296	4,693
Accounts and other receivables	2,453	(7)	1,475
Accrued straight-line rents	(6,476)	(8,722)	(7,968)
Prepaid expenses and other assets	913	285	326
Tenant security deposits	(748)	(849)	677
Accounts payable and accrued expenses	9,524	7,921	1,227
Accrued interest	(68)	(115)	56
Rents received in advance	(307)	(1,767)	1,984
Deferred costs	(11,893)	(8,473)	(11,309)
Total adjustments	64,168	95,406	45,910
Net cash provided by operating activities	62,599	60,382	62,953
Cash flows from investing activities:
Investment in note receivable	—	—	(9,000)
Principal payments from note receivable	34,000	29,720	176
Proceeds from sale of rental property	143,159	129,247	97,701
Change in escrow and reserve accounts	312	176	—
Additions to rental property and furniture, fixtures and equipment	(45,068)	(52,955)	(39,338)
Additions to construction in progress	(11,863)	(20,895)	(11,451)
Acquisition of rental property and associated intangible assets	—	—	(150,731)
Investment in affiliates	(300)	(405)	(1,988)
Distributions from investments in affiliates	—	—	3,075
Net cash provided by (used in) investing activities	120,240	84,888	(111,556)
Cash flows from financing activities:
Financing costs	(319)	(4,476)	(870)
Issuance of debt	238,408	195,956	250,518
Repayments of debt	(227,044)	(277,108)	(147,577)
Contributions from consolidated joint venture partners	—	—	213
Distributions to consolidated joint venture partners	(726)	(96)	(96)
Dividends to common shareholders	(26,137)	(35,080)	(35,198)
Dividends to preferred shareholders	(4,603)	(12,400)	(12,400)
Distributions to noncontrolling interests	(1,166)	(1,574)	(1,578)
Repurchases of common shares	—	(10,180)	—
Redemption of preferred shares	(160,000)	—	—
Redemption of operating partnership units	(635)	(134)	—
Proceeds from stock option exercises	—	26	174
Net cash (used in) provided by financing activities	(182,222)	(145,066)	53,186
Net increase (decrease) in cash and cash equivalents	617	204	4,583
Cash and cash equivalents, beginning of year	13,527	13,323	8,740
Cash and cash equivalents, end of year	$14,144	$13,527	$13,323
See accompanying notes to consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
Years ended December 31, 2016, 2015 and 2014

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	2016	2015	2014
Cash paid for interest, net	$24,550	$25,129	$23,083
Non-cash investing and financing activities:
Debt assumed in connection with the acquisition of rental property	—	—	37,269
Value of common shares retired to settle employee income tax obligation	137	1,781	487
Change in fair value of the outstanding common Operating Partnership units	1,592	(797)	1,424
Issuance of common Operating Partnership units in connection with the acquisition of rental property	—	—	40
Change in accruals:
Additions to rental property and furniture, fixtures and equipment	(3,561)	795	653
Additions to development and redevelopment	(5,576)	4,408	(275)

Cash paid for interest on indebtedness is net of capitalized interest of $0.7 million, $1.9 million and $3.2 million in 2016, 2015 and 2014, respectively.

During 2016, 2015 and 2014, certain of our employees surrendered common shares owned by them valued at $0.1 million, $1.8 million and $0.5 million, respectively, to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”) are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At December 31, 2016 and 2015, we recorded adjustments of $6.1 million and $4.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

No common Operating Partnership units were issued during 2016 or 2015. During 2014, we issued 3,125 common Operating Partnership units at a fair value of $40 thousand to the seller of 840 First Street, NE to satisfy our contingent consideration obligation related to the acquisition of the property.

At December 31, 2016, 2015 and 2014, we accrued $6.1 million, $9.9 million and $9.3 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. At December 31, 2016, 2015 and 2014, we accrued $0.1 million, $5.7 million and $1.3 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

First Potomac Realty Trust (the “Company”) is a leader in the ownership, management, redevelopment and development of office and business park properties in the greater Washington, D.C. region. The Company’s focus is owning and operating properties that it believes can benefit from its market knowledge and intensive operational skills with a focus on increasing their profitability and value. The Company’s portfolio primarily contains a mix of single-tenant and multi-tenant office properties and business parks. Office properties are single-story and multi-story buildings that are primarily for office use, and business parks contain buildings with office features combined with some industrial property space. The Company separates its properties into four distinct reporting segments, which it refers to as the Washington, D.C., Maryland, Northern Virginia and Southern Virginia reporting segments.

References in these consolidated financial statements to “we,” “our,” “us,” “the Company” or “First Potomac,” refer to the Company and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

We conduct our business through our Operating Partnership. We are the sole general partner of, and, as of December 31, 2016, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At December 31, 2016, we wholly owned properties totaling 6.7 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.9 million square feet through five unconsolidated joint ventures. We also owned land that can support 0.6 million square feet of additional development. Our consolidated properties were 92.6% occupied by 384 tenants at December 31, 2016. We do not include square footage of properties in development or redevelopment in our occupancy calculation. At December 31, 2016, none of our 6.7 million square feet owned through our properties was in development or redevelopment. We derive substantially all of our revenue from leases of space within our properties. As of December 31, 2016, our largest tenant was the U.S. Government, which accounted for 16% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 27% of our total annualized cash basis rent as of December 31, 2016. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

For the year ended December 31, 2016, we had consolidated total revenues of $160.3 million and consolidated total assets of $1.3 billion. Financial information related to our four reporting segments is set forth in note 17, Segment Information, to our consolidated financial statements.

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

(c) Revenue Recognition and Accounts Receivable

We generate substantially all of our revenue from leases on our properties. We recognize rental revenue on a straight-line basis over the term of our leases, which includes fixed-rate renewal periods leased at below market rates at acquisition or inception. Accrued straight-line rents represent the difference between rental revenue recognized on a straight-line basis over the term of the respective lease agreements and the rental payments contractually due for leases that contain abatement or fixed periodic increases. We consider current information, credit quality, historical trends, economic conditions and other events regarding the tenants’ ability to pay their obligations in determining if amounts due from tenants, including accrued straight-line rents, are ultimately collectible. The uncollectible portion of the amounts due from tenants, including accrued straight-line rents, is charged to “Property operating expense” in our consolidated statements of operations in the period in which the determination is made and to allowance for doubtful accounts in “Accounts and other receivables” and/or “Accrued straight-line rents” on our consolidated balance sheets. During 2016, 2015 and 2014, we incurred charges of $0.8 million, $0.6 million and $1.1 million, respectively, related to anticipated uncollectible amounts from tenants, including accrued straight-line rents. We consider similar criteria in assessing impairment associated with outstanding loans or notes receivable and whether any allowance for anticipated credit loss is appropriate.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period in which the expenses are incurred. We record a provision for losses on estimated uncollectible accounts receivable based on our analysis of risk of loss on specific accounts. Lease termination fees are recognized on the date of termination when the related lease or portion thereof is cancelled, the collectability of the fee is reasonably assured and we have possession of the terminated space. We recognized lease termination fees included in “Tenant reimbursements and other revenues” in our consolidated statements of operations of $0.1 million, $0.1 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

(f) Deferred Costs

Leasing costs related to the execution of tenant leases and lease incentives are deferred and amortized ratably over the term of the related leases. Accumulated amortization of these combined costs was $26.3 million and $22.0 million at December 31, 2016 and 2015, respectively.

The following table sets forth scheduled future amortization for deferred leasing costs at December 31, 2016 (amounts in thousands):

	Deferred Leasing(1)	Deferred Lease Incentive(2)
2017	$5,464	$1,500
2018	4,915	1,473
2019	4,118	1,399
2020	3,363	1,327
2021	2,649	1,265
Thereafter	6,689	6,006
	$27,198	$12,970

(1)
Excludes the amortization of $1.8 million of leasing costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the period over which the leasing costs will be amortized has yet to be determined.

(2)
Excludes the amortization of $0.7 million of lease incentive costs that have yet to be placed in-service as the associated tenants have not moved into their related spaces and, therefore, the period over which the lease incentive costs will be amortized has yet to be determined.

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

We will classify a building as held-for-sale in accordance with GAAP in the period in which we have made the decision to dispose of the building, our Board of Trustees or a designated delegate has approved the sale, there is a binding contract pursuant to which the buyer has significant money at risk, or high likelihood a binding agreement to purchase the property will be signed under which the buyer will be required to commit a significant amount of nonrefundable cash, and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. We will cease recording depreciation on a building once it has been classified as held-for-sale. In the second quarter of 2014, we prospectively adopted Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

(“ASU 2014-08”), which impacts the presentation of operations and gains or losses from disposed properties and properties classified as held-for-sale. ASU 2014-08 states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations or financial results. The operations of the following properties are reflected within discontinued operations in our consolidated statements of operations for all periods presented: (i) all properties that were sold prior to the adoption of ASU 2014-08; (ii) two properties (West Park and Patrick Center) that were classified as held-for-sale in previously issued financial statements prior to our adoption of ASU 2014-08 and were subsequently sold; and (iii) our Richmond, Virginia portfolio, which included Chesterfield Business Center, Hanover Business Center, Park Central, Virginia Technology Center and a three-acre parcel of undeveloped land (the “Richmond Portfolio”).

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial during 2016, 2015 and 2014. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity, if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

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

(i) Investment in Affiliates

We may continue to grow our portfolio by entering into ownership arrangements with third parties for which we do not have a controlling interest. The structure of the arrangement may affect our accounting treatment as the entities may qualify as VIE based on disproportionate voting to equity interests, or other factors. In determining whether to consolidate an entity, we assess the structure and intent of the entity relationship as well its power to direct major decisions regarding the entity’s operations. When our investment in an entity meets the requirements for the equity method of accounting, we will record our initial investment in our consolidated balance sheets as “Investment in affiliates.” The initial investment in the entity is adjusted to recognize our share of earnings, losses, distributions received from the entity or additional contributions. Basis differences, if any, are recognized over the depreciable life of the venture’s assets as an adjustment to “Equity in (earnings) losses of affiliates” in our consolidated statements of operations. Our respective share of all earnings or losses from the entity will be recorded in our consolidated statements of operations as “Equity in (earnings) losses of affiliates.”

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

For sales transactions that do not meet sale criteria, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

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

We assess goodwill for impairment annually at the end of our fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. We perform our analysis for potential impairment of goodwill in accordance with GAAP and are permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test for that reporting unit. We assess the impairment of our goodwill based on such qualitative factors as general economic conditions, industry and market conditions, market competiveness, overall financial performance (such as negative cash flows) and other entity specific events. As of December 31, 2016, we concluded that it was more likely than not that the fair value of our reporting units exceeded its carrying value, and as a result, we determined that it was unnecessary to perform any additional testing for goodwill impairment. No goodwill impairment losses were recognized during 2016, 2015 and 2014.

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

(m) Income Taxes

We have elected to be taxed as a REIT. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income annually to our shareholders and meet other organizational and operational requirements. As a REIT, we will not be subject to federal income tax and any non-deductible excise tax if we distribute at least 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We have certain subsidiaries, including a taxable REIT subsidiary (“TRS”) and an entity that has elected to be taxed as a REIT (which indirectly owns 500 First Street, NW) that may be subject to federal, state or local taxes, as applicable. Our subsidiary REIT will not be subject to federal income tax so long as it meets the REIT qualification requirements and distributes 100% of its REIT taxable income to its shareholders. Our TRS was inactive in 2016, 2015 and 2014. See note 8, Income Taxes, for further information.

We account for deferred income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases and for operating losses, capital losses and tax credit carryovers based on tax rates to be effective when amounts are realized or settled. We will recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on available evidence, including future reversals of existing temporary differences, future projected taxable income and tax planning strategies. We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2016, 2015 and 2014, we did not have any uncertain tax positions.

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

(o) Notes Receivable

We record loans to owners of real estate properties, which can be collateralized by interest in the real estate property, as “Notes receivable” in our consolidated balance sheets. These loans are recorded net of any discount or issuance costs, which are amortized over the life of the respective note receivable using the effective interest method. We record interest earned from notes receivable and amortization of any discount costs or issuance costs within “Interest and other income” in our consolidated statements of operations.

We will establish a provision for anticipated credit losses associated with our notes receivable when we anticipate that we may be unable to collect any contractually due amounts. This determination is based upon such factors as delinquencies, loss experience, collateral quality and current economic or borrower conditions. Any estimated losses are recorded as a charge to earnings to establish an allowance for credit losses that we estimate to be adequate based on these factors. During the second quarter of 2016, we received the full repayment of a mezzanine loan with an outstanding principal balance of $34.0 million. We did not have any notes receivable outstanding at December 31, 2016. Based on the review of the above criteria, we did not record an allowance for credit losses for our notes receivable during 2016, 2015 and 2014.

(p) Application of New Accounting Standards

In January 2016, we adopted Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items from GAAP and the requirement that an entity separately report extraordinary items in the income statement. ASU 2015-01 also requires that entities continue to evaluate whether items are unusual in nature or infrequent in occurrence for presentation and disclosure purposes. The adoption of ASU 2015-01 did not have a material impact on our consolidated financial statements and related disclosures.

In January 2016, we adopted ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard amends certain guidance applicable to the consolidation of various legal entities, including VIEs. In determining the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a VIE and, if so, determine which party is the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, the entity's financing and capital structure, and contractual relationship and terms, including consideration of governance and decision making rights. We consolidate a VIE when we have determined that we are the primary beneficiary.

We evaluated the application of ASU 2015-02 and concluded that no change was required to our accounting for any of our interests in less-than-wholly owned joint ventures. We continued to consolidate our joint venture in Storey Park, which was sold on July 25, 2016, as described in note 15(b), Noncontrolling Interests in a Consolidated Partnership, as it continued to meet the definition and certain criteria as a VIE in which we were considered to be the primary beneficiary.

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

In January 2016, we adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is applied on a retrospective basis, which resulted in the reclassification of our debt issuance costs from previously presented balances. The guidance did not have a material impact on our consolidated financial statements and related disclosures.

In January 2016, we adopted Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition of a business combination. The acquirer would instead recognize measurement-period adjustments in the reporting period in which the adjustment is identified. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance became effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance became effective for periods beginning after December 15, 2016 and early adoption is permitted. ASU 2016-09 permits the use of the cumulative-effect and prospective methods. The guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”), which requires a single decision maker or service provider, in evaluating whether it is the primary beneficiary, to consider on a proportionate basis indirect interests held through related parties under common control. ASU 2016-17 was effective for periods beginning after December 15, 2016. ASU 2016-17 requires the use of a retrospective transition method beginning with the earliest annual period in which ASU 2015-02 was adopted. The adoption of ASU 2016-17 will not have a material impact on our consolidated financial statements or related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for periods beginning after December 15, 2017 and early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

(q) Reclassifications

Certain prior year asset and debt balances have been reclassified to conform to the current year presentation as a result of adopting ASU 2015-03 in January 2016, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability and which is applied on a retrospective basis. See note 2(p), Summary of Significant Accounting Policies - Application of New Accounting Standards for more information.

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

The following table sets forth the computation of our basic and diluted earnings per common share (amounts in thousands, except per share amounts):

	2016	2015	2014
Numerator for basic and diluted earnings per common share:
(Loss) income from continuing operations	$(1,569)	$(34,417)	$15,559
(Loss) income from discontinued operations	—	(607)	1,484
Net (loss) income	(1,569)	(35,024)	17,043
Less: Net loss (income) from continuing operations attributable to noncontrolling interests	502	2,032	(135)
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests	—	26	(64)
Net (loss) income attributable to First Potomac Realty Trust	(1,067)	(32,966)	16,844
Less: Dividends on preferred shares	(3,053)	(12,400)	(12,400)
Less: Issuance costs of redeemed preferred shares(1)	(5,515)	—	—
Net (loss) income attributable to common shareholders	(9,635)	(45,366)	4,444
Less: Allocation to participating securities	(232)	(241)	(314)
Net (loss) income attributable to common shareholders	$(9,867)	$(45,607)	$4,130
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding – basic	57,581	57,982	58,150
Weighted average common shares outstanding – diluted	57,581	57,982	58,220
Basic and diluted earnings per common share:
(Loss) income from continuing operations attributable to common shareholders	$(0.17)	$(0.78)	$0.05
(Loss) income from discontinued operations attributable to common shareholders	—	(0.01)	0.02
Net (loss) income	$(0.17)	$(0.79)	$0.07

(1)
Represents the original issuance costs associated with the redemption of 6.4 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”) during the year ended December 31, 2016.

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	2016	2015	2014
Stock option awards	960	1,020	1,122
Non-vested share awards	669	310	398
	1,629	1,330	1,520

(4) Rental Property

Rental property represents buildings and related improvements, net of accumulated depreciation, and developable land that are wholly owned or owned by an entity in which we have a controlling interest. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following at December 31 (dollars in thousands):

	2016(1)	2015(2)
Land and land improvements	$282,923	$280,149
Buildings and improvements	824,867	793,184
Construction in progress	4,605	97,361
Tenant improvements	189,031	168,946
Furniture, fixtures and equipment	408	410
	1,301,834	1,340,050
Less: accumulated depreciation	(242,562)	(209,784)
	$1,059,272	$1,130,266

(1)	Excludes rental property totaling $13.2 million at December 31, 2016 related to One Fair Oaks, which was classified as held-for-sale at December 31, 2016 and was sold on January 9, 2017.

(2)
Excludes rental property totaling $90.6 million at December 31, 2015 related to the NOVA Non-Core Portfolio (defined in note 9(a), Dispositions), which was classified as held-for-sale at December 31, 2015 and was sold on March 25, 2016.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years or, in the case of tenant improvements, the shorter of the useful life of the asset or the term of the underlying lease.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At December 31, 2016, we owned developable land that can accommodate 0.6 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.4 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

During the third quarter of 2014, we signed a lease for 167,000 square feet at a to-be-constructed building (the “NOVA build-to-suit”) in our Northern Virginia reporting segment, which was on vacant land that we had in our portfolio. We substantially completed construction of the new building in the first quarter of 2016, and we substantially completed construction of the tenant improvements during the third quarter of 2016. We commenced revenue recognition in August 2016, at which time the building was placed in-service. At December 31, 2016, our total investment in the newly constructed building, excluding tenant improvements and leasing commission costs, was $35.0 million, which related to the costs of construction of the building and included the original cost basis of the applicable portion of the vacant land of $5.2 million.

On August 4, 2011, we formed a joint venture, in which we had a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment. At the time, the site was leased to Greyhound Lines, Inc. (“Greyhound”), which subsequently relocated its operations. Greyhound’s lease expired on August 31, 2013, at which time the property was placed into development with the anticipation of developing a mixed-use project on the 1.6 acre site, which could accommodate up to 712,000 square feet. On July 25, 2016, our consolidated joint venture sold Storey Park for a contractual purchase price of $54.5 million, which generated net proceeds of $52.7 million. In June 2016, we recorded a $2.8 million impairment charge based on the sales price, less estimated selling costs. On January 1, 2016, we ceased capitalizing expenses associated with the development project as we began marketing the property for sale. See note 9, Dispositions, for more information.

During 2016, other than the NOVA build-to-suit, we did not place in-service any completed development or redevelopment space. At December 31, 2016, we did not have any completed development or redevelopment space that had yet to be placed in-service.

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

	Reporting Segment	Ownership Interest	Investment at December 31, 2016	Investment at December 31, 2015
Prosperity Metro Plaza	Northern Virginia	51%	$26,414	$24,909
1750 H Street, NW	Washington, D.C.	50%	14,625	15,168
Aviation Business Park(1)	Maryland	50%	5,941	5,899
Rivers Park I and II(1)(2)	Maryland	25%	2,413	2,247
			$49,392	$48,223

(1)
In January 2017, the unconsolidated joint ventures that own these properties entered into a binding contract to sell Aviation Business Park and Rivers Park I and II, which are all located in our Maryland reporting segment. We anticipate completing the sale in March 2017; however, we can provide no assurances regarding the timing or pricing of such sale, or that such sale will ultimately occur.

(2)	Rivers Park I and Rivers Park II are owned through two separate unconsolidated joint ventures.

The following table provides a summary of the mortgage debt held by our unconsolidated joint ventures (dollars in thousands):

	FPO Ownership	Effective Interest Rate	Maturity Date	Principal Balance at December 31, 2016(1)	Principal Balance at December 31, 2015(1)
Rivers Park I and II(2)	25%	LIBOR + 1.90%(3)	September 2017	$28,000	$28,000
1750 H Street, NW(4)	50%	3.92%	August 2024	32,000	32,000
Prosperity Metro Plaza(5)	51%	3.91%	December 2029	50,000	50,000
Weighted Average/Total		3.60%		$110,000	$110,000

(1)	Reflects the entire balance of the debt secured by the properties, not our portion of the debt.

(2)
The loan is repayable in full, without penalty, at any time during the term of the loan. Of the outstanding principal balance, $2.8 million is recourse to us. We believe the fair value of the potential liability to us related to the recourse debt is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(3)	At December 31, 2016, LIBOR was 0.77%. All references to LIBOR in the financial statements refer to one-month LIBOR.

(4)	The loan requires interest-only payments with a constant interest rate over the life of the loan. The loan is repayable in full, without penalty, on or after August 1, 2021.

(5)
The loan requires interest-only payments through December 2024, at which time the loan requires principal and interest payments through its maturity date. The loan in repayable in full without penalty on or after June 1, 2029.

The net assets of our unconsolidated joint ventures consisted of the following at December 31 (dollars in thousands):

	2016	2015
Assets:
Rental property, net	$189,245	$193,243
Cash and cash equivalents	9,887	5,992
Other assets	20,726	16,490
Total assets	219,858	215,725
Liabilities:
Mortgage loans, net (1)(2)	109,372	109,273
Other liabilities	8,674	7,214
Total liabilities	118,046	116,487
Net assets	$101,812	$99,238

(1)
Of the total mortgage debt that encumbers our unconsolidated properties, $2.8 million is recourse to us. We believe the fair value of the potential liability to us under this guaranty is inconsequential as the likelihood of our need to perform under the debt agreement is remote.

(2)
In the first quarter of 2016, our unconsolidated joint ventures adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. Mortgage loans, net at December 31, 2016 and 2015 included $0.6 million and $0.7 million, respectively, of unamortized deferred financing costs.

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

The following table summarizes the results of operations of our unconsolidated joint ventures at December 31, which, due to our varying ownership interests in the joint ventures and the varying operations of the joint ventures, may not be reflective of the amounts recorded in our consolidated statements of operations (dollars in thousands):

	2016	2015	2014
Total revenues	$24,704	$24,255	$23,285
Total operating expenses	(7,770)	(7,660)	(7,408)
Net operating income	16,934	16,595	15,877
Depreciation and amortization	(8,044)	(8,718)	(9,893)
Interest expense, net	(3,995)	(3,909)	(3,890)
Provision for income taxes	—	—	(63)
Contingent consideration charge	—	—	126
Net income	$4,895	$3,968	$2,157

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.6 million, $0.7 million, and $0.7 million in 2016, 2015 and 2014, respectively, which are reflected within “Tenant reimbursements and other revenues” in our consolidated statements of operations.

(6) Notes Receivable

On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that was secured by a portion of the owners’ interest in the property and had an outstanding balance of $34.0 million. The mezzanine loan, which had a fixed interest rate of 9.75% was scheduled to mature on April 1, 2017 and had been prepayable since December 21, 2015. In addition to the prepayment of the loan's entire principal balance, we received interest through June 24, 2016 and an exit fee upon the loan's prepayment. We recognized $0.2 million of accelerated income in the second quarter of 2016 related to the payment of the exit fee, which is reflected in “Interest and other income” in our consolidated statement of operations for the year ended December 31, 2016. We used the proceeds from the prepayment of the note receivable to redeem the remaining 0.6 million 7.750% Series A Preferred Shares outstanding and to pay down a portion of our unsecured revolving credit facility.

On February 24, 2015, the owners of America’s Square, a 461,000 square foot office complex located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $29.7 million. The loan had a fixed-interest rate of 9.0% and was scheduled to mature on May 1, 2016. With the prepayment of the loan, we received a yield maintenance payment of $2.4 million, which is reflected within “Interest and other income” on our consolidated statement of operations for the year ended December 31, 2015.

We recorded interest income related to our notes receivable of $1.6 million, $3.7 million and $6.1 million during 2016, 2015, and 2014, respectively, which is included within “Interest and other income” in our consolidated statements of operations.

(7) Intangible Assets and Deferred Market Rent Liabilities

Intangible assets and deferred market rent liabilities consisted of the following at December 31 (amounts in thousands):

	2016			2015
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
In-place leases	$38,804	$(25,423)	$13,381	$45,901	$(26,961)	$18,940
Customer relationships	663	(663)	—	663	(601)	62
Leasing commissions	9,499	(5,882)	3,617	10,612	(5,485)	5,127
Legal leasing fees	299	(193)	106	344	(177)	167
Deferred market rent assets	2,880	(1,808)	1,072	3,558	(1,825)	1,733
Goodwill	6,930	—	6,930	6,930	—	6,930
	$59,075	$(33,969)	$25,106	$68,008	$(35,049)	$32,959
Deferred market rent liability	$4,173	$(2,381)	$1,792	$4,869	$(2,715)	$2,154

We recognized $7.0 million, $10.6 million, and $10.3 million of amortization expense on intangible assets for the years ended December 31, 2016, 2015 and 2014, respectively. Through the net amortization of deferred market rent assets and deferred market rent liabilities, we recognized a $0.3 million reduction of rental revenue in 2016, a $0.1 million reduction of rental revenue in 2015 and an additional $14 thousand of revenue in 2014. Losses due to the termination of tenant leases and defaults, which resulted in the write-offs of all related lease-level and intangible assets, were $3.0 million, $0.5 million and $1.1 million during 2016, 2015 and 2014, respectively.

The projected net amortization of intangible assets and deferred market liabilities as of December 31, 2016 are as follows (amounts in thousands):

2017	$4,114
2018	2,646
2019	2,361
2020	2,147
2021	1,463
Thereafter	3,653
$16,384

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

During the third quarter of 2012, there was a change in tax regulations in Washington, D.C. that required us to file a unitary tax return, which allowed for a deduction for dividends paid to shareholders. The change in tax regulations resulted in us prospectively measuring all of our deferred tax assets and deferred tax liabilities using the effective tax rate (0%) expected to be in effect as these timing differences reverse; therefore, we did not record a benefit from income taxes during 2016, 2015 or 2014. At both December 31, 2016 and 2015, we had recorded an estimated receivable of $1.2 million within “Accounts and other receivables” in our consolidated balance sheets for an expected tax refund associated with our 2011 tax payments and the estimated payments made in 2012 arising from the change in regulations in 2012. At December 31, 2016 and 2015, we did not have any recorded deferred tax assets or deferred tax liabilities. We also have interests in an unconsolidated joint venture that owns rental property in Washington, D.C. that is subject to the franchise tax. The impact for income taxes related to this unconsolidated joint venture is reflected within “Equity in earnings of affiliates” in our consolidated statements of operations.

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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this note 9, Dispositions, we did not dispose of or enter into any agreements to sell any other properties during 2016, 2015 and 2014.

(a) Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions or held-for-sale properties whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
One Fair Oaks(1)	Northern Virginia	1/9/2017	Office	214,214	$13,255
Storey Park (2)	Washington, D.C.	7/25/2016	Land	—	52,659
NOVA Non-Core Portfolio (3)	Northern Virginia	3/25/2016	Various	945,745	90,501
Cedar Hill I and III	Northern Virginia	12/23/2015	Office	102,632	25,939
Newington Business Park Center	Northern Virginia	12/17/2015	Industrial	255,600	31,409
Rumsey Center	Maryland	7/28/2015	Business Park	135,015	14,956
Owings Mills Business Park	Maryland	10/16/2014	Business Park	180,475	12,417
Corporate Campus at Ashburn Center	Northern Virginia	6/26/2014	Business Park	194,184	39,910

(1)	One Fair Oaks was classified as held-for-sale at December 31, 2016.

(2)	This development site could have supported up to 712,000 rentable square feet.

(3)
Consists of Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”).

At December 31, 2016, One Fair Oaks met our held-for-sale criteria and, therefore, the assets of the building were classified within “Assets held-for-sale” on our consolidated balance sheet. The assets classified within held-for-sale as of December 31, 2016 primarily consisted of $17.6 million in building and building improvements, $1.6 million of land and $6.0 million of accumulated depreciation. No material liabilities were classified as held-for-sale at December 31, 2016.

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

On February 17, 2017, we sold Plaza 500, a 503,000 square-foot office building located in Northern Virginia, for net proceeds of $72.5 million. The sale of Plaza 500 represented the divestiture of our last industrial property. We used the proceeds from the sale to pay down a portion of the outstanding balance under our unsecured revolving credit facility. Plaza 500 did not meet the criteria to be classified as held-for-sale at December 31, 2016.

In addition, in January 2017, the unconsolidated joint ventures that own Aviation Business Park and Rivers Park I and II entered into a binding contract to sell Aviation Business Park and Rivers Park I and II, which are all located in Maryland. We anticipate completing the sale in March 2017; however, we can provide no assurances regarding the timing or pricing of such sale, or that such sale will ultimately occur.

The following table summarizes the aggregate results of operations for the disposed or held-for-sale properties that are included in continuing operations for the periods presented (dollars in thousands):

	2016	2015	2014
Revenues	$11,156	$29,773	$31,027
Property operating expenses	(4,307)	(10,353)	(11,055)
Depreciation and amortization	(1,070)	(10,310)	(11,289)
Interest expense, net of interest income	(436)	(465)	(843)
Loss on debt extinguishment	(48)	—	—
Impairment of rental property	(2,772)	(60,826)	—
Income (loss) from operations of disposed property	2,523	(52,181)	7,840
(Loss) gain on sale of rental property	(1,155)	29,477	21,230
Net income (loss) from continuing operations	$1,368	$(22,704)	$29,070

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

The following table summarizes the results of operations of properties included in discontinued operations for the years ended December 31 (dollars in thousands):

	2016	2015	2014
Revenues	$—	$877	$7,688
Property operating expenses	—	(638)	(3,612)
Depreciation and amortization	—	(1,222)	(3,662)
Net interest income (expense)	—	8	(268)
(Loss) income from operations of disposed property	—	(975)	146
Loss on debt extinguishment	—	(489)	—
Gain on sale of rental property	—	857	1,338
Net (loss) income from discontinued operations	$—	$(607)	$1,484

(10) Debt

Our borrowings consisted of the following at December 31 (dollars in thousands):

	2016(1)	2015(1)(2)
Mortgage loans, net effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(3)(4)	$296,212	$307,769
Unsecured term loan, net effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.80%, with staggered maturity dates ranging from December 2020 to December 2022(3)	299,404	299,404
Unsecured revolving credit facility, net effective interest rate of LIBOR plus 1.50%, maturing December 2019(3)	141,555	116,865
	$737,171	$724,038

(1)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis. The balances include a total of $6.2 million and $8.0 million of unamortized deferred financing costs at December 31, 2016 and 2015, respectively.

(2)	Excludes $0.2 million of mortgage debt that was classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2015. See note 9, Dispositions, for further discussion.

(3)	At December 31, 2016, LIBOR was 0.77%. All references to LIBOR in the consolidated financial statements refer to one-month LIBOR.

(4)
At December 31, 2016 and 2015, the mortgage loans balance includes two construction loans. At December 31, 2015, the mortgage loans balance includes two construction loans and the Storey Park Land Loan, which was repaid in July 2016.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt, which includes two construction loans and, for the year ended December 31, 2015, the Storey Park Land Loan (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	December 31, 2016	December 31, 2015
Storey Park Land Loan (1)(2)	LIBOR + 2.50%	LIBOR + 2.50%		October 2016	$—	$22,000
Hillside I and II (3)	5.75%	4.62%		December 2016	—	12,368
440 First Street, NW Construction Loan(1)(4)	LIBOR + 2.50%	LIBOR + 2.50%		May 2017	32,216	32,216
Redland II & III	4.20%	4.64%		November 2017	63,214	64,543
Northern Virginia Construction Loan(1)(5)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	34,584	9,176
840 First Street, NE	5.72%	6.01%		July 2020	35,201	35,888
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,353	3,526
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	28,503	29,110
1401 K Street, NW	4.80%	4.93%		June 2023	35,556	36,224
11 Dupont Circle, NW	4.05%	4.22%		September 2030	66,780	66,780
Principal balance		4.41%	(6)		299,407	311,831
Unamortized fair value adjustments					—	172
Unamortized deferred financing costs(7)					(3,195)	(4,234)
Total balance, net					$296,212	$307,769

Debt Classified within Liabilities Held-for-Sale
Gateway Centre Manassas Building I(8)	7.35%	5.88%		November 2016	$—	$212
Unamortized fair value adjustments					—	1
Total balance, net					$—	$213

(1)	At December 31, 2016, LIBOR was 0.77%.

(2)
The Storey Park Land Loan encumbered the Storey Park land and was entered into by our 97% owned consolidated joint venture that owned Storey Park. On July 25, 2016, our consolidated joint venture sold Storey Park and the Storey Park Land Loan was concurrently repaid with proceeds from the sale.

(3)	On October 6, 2016, we used available cash to prepay, without penalty, the Hillside I and II loan.

(4)
This construction loan (the “440 First Street, NW Construction Loan”) is collateralized by 440 First Street, NW. In May 2016, we extended the maturity date by one year to May 30, 2017. We can repay all or a portion of the construction loan, without penalty, at any time during the term of the loan. At December 31, 2016, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us.

(5)
This construction loan has a borrowing capacity of up to $43.7 million and is collateralized by the NOVA build-to-suit (the “Northern Virginia Construction Loan”), which was placed in-service in August 2016. We can repay all or a portion of the Northern Virginia Construction loan, without penalty, at any time during the term of the loan.

(6)	Represents the weighted average interest rate on total mortgage debt.

(7)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis.

(8)
The mortgage loan that encumbered Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and sold on March 25, 2016, was classified within “Liabilities held-for-sale” on our December 31, 2015 consolidated balance sheet. In February 2016, we used $0.2 million in available cash to defease the outstanding balance of the mortgage loan.

Northern Virginia Construction Loan

On September 1, 2015, we entered into the Northern Virginia Construction Loan, which is collateralized by the NOVA build-to-suit (which was placed in-service in August 2016). The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $34.6 million and $9.2 million at December 31, 2016 and 2015, respectively. The loan has a variable interest rate of LIBOR plus a spread of 1.85% and matures on September 1, 2019. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan.

With the exception of the 440 First Street, NW Construction Loan, our mortgage debt is recourse solely to specific assets. We had 8 and 11 consolidated properties that secured mortgage debt at December 31, 2016 and 2015, respectively.

We have originated the following mortgage and construction loans since January 1, 2015 (dollars in thousands):

Month	Year	Property	Effective Interest Rate		Principal Balance at December 31, 2016
September	2015	Northern Virginia Construction Loan	LIBOR + 1.85%	(1)	$34,584	(2)
August	2015	11 Dupont Circle, NW	4.22%		66,780

(1)	At December 31, 2016, LIBOR was 0.77% .

(2)	The loan has a borrowing capacity of up to $43.7 million, of which we borrowed $25.4 million and $9.2 million during 2016 and 2015, respectively.

We have repaid the following mortgage and land loans since January 1, 2015 (dollars in thousands):

Month	Year	Property	Effective Interest Rate		Principal Balance Repaid
October	2016	Hillside I and II	4.62%		$12,199
August	2016	Storey Park Land Loan	LIBOR + 2.50%	(1)	22,000
February	2016	Gateway Centre Manassas	5.88%		174
July	2015	Jackson National Life Loan	5.19%		64,230
March	2015	Hanover Business Center Building D	6.63%		65
March	2015	Chesterfield Business Center Buildings C,D,G and H	6.63%		202
March	2015	Hanover Business Center Building C	6.63%		460
March	2015	Chesterfield Business Center Buildings A,B,E and F	6.63%		1,584
March	2015	Airpark Business Center	6.63%		864

(1)	At December 31, 2016, LIBOR was 0.77% .

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

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan at December 31, 2016 and 2015 (dollars in thousands):

	Maturity Date	Interest Rate(1)	December 31, 2016	December 31, 2015
Tranche A	December 2020	LIBOR + 1.45%	$100,000	$100,000
Tranche B	June 2021	LIBOR + 1.45%	100,000	100,000
Tranche C	December 2022	LIBOR + 1.80%	100,000	100,000
Total			300,000	300,000
Unamortized deferred financing costs (2)			(596)	(596)
Total, net			$299,404	$299,404

(1)	At December 31, 2016, LIBOR was 0.77%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 10(e), Debt – Financial Covenants.

(2)
In the first quarter of 2016, we adopted ASU-2015-03, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the respective debt liability and is applied on a retrospective basis.

The weighted average borrowings outstanding under the unsecured revolving credit facility were $154.9 million with a weighted average interest rate of 1.9% during 2016 compared with $165.5 million and 1.9%, respectively, during 2015. Our maximum outstanding borrowings were $204.0 million and $218.0 million during 2016 and 2015, respectively. At December 31, 2016, outstanding borrowings under the unsecured revolving credit facility were $144.0 million with a weighted average interest rate of 2.2%. Our outstanding borrowings under the unsecured revolving credit facility do not include $2.4 million of unamortized deferred financing costs that are deducted from the facility’s balance in the December 31, 2016 consolidated balance sheet in accordance with ASU 2015-03, which we adopted in the first quarter of 2016. At December 31, 2016, LIBOR was 0.77% and the applicable spread on our unsecured revolving credit facility was 150 basis points. The available capacity under the unsecured revolving credit facility was $150.9 million as of the date of this filing. We are required to pay a commitment fee at an annual rate of 0.15% of the unused capacity if our usage exceeds 50% of our total capacity under the revolving credit facility, or 0.25% if our usage does not exceed 50%. For more information, see note 10(e) Debt – Financial Covenants. As of December 31, 2016, we were in compliance with all the financial covenants of the unsecured revolving credit facility.

(d) Interest Rate Swap Agreements

At December 31, 2016, we fixed LIBOR, at a weighted average interest rate of 1.4%, on $240.0 million of our variable rate debt through nine interest rate swap agreements. In July 2016, two swaps that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of variable rate debt expired. See note 11, Derivative Instruments, for more information about our interest rate swap agreements.

(e) Financial Covenants
The credit agreement governing our unsecured revolving credit facility and unsecured term loan contains various restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the agreement to be immediately due and payable

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of December 31, 2016, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, the 440 First Street, NW Construction Loan and the Northern Virginia Construction Loan.

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at December 31, 2016, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will remain unchanged.

(f) Aggregate Debt Maturities

Our aggregate debt maturities as of December 31, 2016, are as follows (dollars in thousands):

Debt Maturities
2017	$97,672
2018	2,354
2019	181,055
2020	137,203
2021	101,598
Thereafter	223,525
Total contractual principal balance	$743,407

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from the carrying value of the respective debt liability (dollars in thousands).

Deferred Financing Costs
2017	$1,540
2018	1,399
2019	1,365
2020	400
2021	400
Thereafter	1,132
Total deferred financing costs	$6,236

(11) Derivative Instruments

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record our proportionate share of any unrealized gains or losses on our cash flow hedges associated with our unconsolidated joint ventures within “Accumulated other comprehensive loss” and “Investment in affiliates” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges in 2016, 2015 and 2014.

We enter into interest rate swap agreements to hedge our exposure on our variable rate debt against fluctuations in prevailing interest rates. The interest rate swap agreements fix LIBOR to a specified interest rate; however, the swap agreements do not affect the contractual spreads associated with each variable debt instrument’s applicable interest rate. At December 31, 2016, we fixed LIBOR at a weighted average interest rate of 1.4% on $240.0 million of our variable rate debt through nine interest rate swap agreements that are summarized below (dollars in thousands):

Maturity Date	Notional Amount	Interest Rate Contractual Component	Fixed LIBOR Interest Rate
July 2017	$30,000	LIBOR	2.093%
July 2017	30,000	LIBOR	2.093%
July 2017	25,000	LIBOR	1.129%
July 2017	12,500	LIBOR	1.129%
July 2017	50,000	LIBOR	0.955%
July 2018	12,500	LIBOR	1.383%
July 2018	30,000	LIBOR	1.660%
July 2018	25,000	LIBOR	1.394%
July 2018	25,000	LIBOR	1.135%
Total/Weighted Average	$240,000		1.442%

In July 2016, two swap agreements that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of variable rate debt expired.

Amounts reported in “Accumulated other comprehensive loss” on our consolidated balance sheet at December 31, 2016 related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive losses as an increase to interest expense of $2.8 million, $4.0 million and $4.1 million in 2016, 2015 and 2014, respectively. At December 31, 2016, we estimated that $0.9 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of December 31, 2016 and 2015 (dollars in thousands):

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$906	$—	$906	$—

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Non-recurring Measurements:
Impaired real estate assets	$104,625	$—	$90,625	$14,000
Recurring Measurements:
Derivative instrument-swap liabilities	2,491	—	2,491	—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2016 and 2015. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the years ended December 31, 2016 and 2015.

Impairment of Rental Property

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

In March 2016, we sold our NOVA Non-Core Portfolio, which is located in our Northern Virginia reporting segment. Based on the anticipated sales price, less estimated selling costs, we recorded an impairment charge of $26.9 million for the fourth quarter of 2015, and we recorded an additional loss on the sale of $1.2 million in the first quarter of 2016. See note 9, Dispositions for more information.

CACI International, which fully leased One Fair Oaks in our Northern Virginia reporting segment, had a lease that terminated on December 31, 2016. In connection with our fourth quarter reporting for 2015, we evaluated the potential loss of cash flow at One Fair Oaks and the anticipated challenges of re-leasing the property, and as a result, we recorded an impairment charge of $33.9 million to bring the property to its estimated fair value. We estimated the fair value of the property using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the property using an income-based valuation of the building as vacant. The expected useful life and holding period was based on the age of the property and our current plan for the property as well as experience with similar properties. The capitalization rate was estimated using rates from external market research and comparable market transactions, and the discount rate was estimated using a risk adjusted rate of return. On January 9, 2017, we sold One Fair Oaks for net proceeds of $13.3 million. See note 9, Dispositions for more information.

We incurred impairment charges of $2.8 million, $60.8 million and $4.0 million during 2016, 2015 and 2014, respectively. The total impairment charges incurred during 2016 related to our sale of Storey Park in July 2016 and during 2015 related to the aforementioned NOVA Non-Core Portfolio and One Fair Oaks, which are all reflected within continuing operations in our consolidated statements of operations. The $4.0 million of impairment charges incurred during 2014 related to disposed properties that are reflected within continuing operations on our consolidated statements of operations. See note 9, Dispositions, for more information.

Interest Rate Derivatives

At December 31, 2016, we had hedged $240.0 million of our variable rate debt through nine interest rate swap agreements. See note 11, Derivative Instruments, for more information about our interest rate swap agreements.

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

The carrying amount and estimated fair value of our notes receivable and debt instruments at December 31 are as follows (amounts in thousands):

	2016		2015
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Financial Assets:
Notes receivable(2)	$—	$—	$34,000	$34,000
Financial Liabilities:
Mortgage debt(3)	$299,407	$300,927	$312,216	$298,541
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	144,000	144,000	120,000	120,000
Total	$743,407	$744,927	$732,216	$718,541

(1)
In the first quarter of 2016, we adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the respective debt liability and which is applied on a retrospective basis. The debt balances exclude a combined total of $6.2 million and $8.0 million of unamortized deferred financing costs at December 31, 2016 and 2015, respectively.

(2)	The note receivable was prepaid on June 2, 2016. See note 5, Notes Receivable, for more information regarding the prepayment of the note receivable.

(3)	Includes $0.2 million of mortgage debt that was classified within “Liabilities held-for-sale” on our consolidated balance sheet at December 31, 2015. See note 9, Dispositions for more information.

(13) Commitments and Contingencies

(a) Operating Leases

Our rental properties are subject to non-cancelable operating leases generating future minimum contractual rent payments due from tenants, which as of December 31, 2016 are as follows (dollars in thousands):

Future minimum contractual rent payments
2017	$114,009
2018	106,865
2019	96,101
2020	82,139
2021	66,787
Thereafter	195,825
$661,726

Our consolidated properties were 92.6% occupied by 384 tenants at December 31, 2016. We do not include square footage of properties in development or redevelopment in our occupancy calculation. At December 31, 2016, none of our 6.7 million square feet owned through our properties was in development or redevelopment.

We rent office space for our corporate headquarters under a non-cancelable operating lease, which we entered into in 2005. The lease agreement for our corporate headquarters will expire on January 31, 2021.

During the fourth quarter of 2012, we subleased 5,000 square feet of our corporate office space to one tenant, which commenced in January 2013. Subsequent to commencement of the sublease, we entered into two amendments to the sublease, which expanded the subleased premise by 4,000 square feet with the last sublease amendment commencing in December 2015. The subtenant’s lease will expire in January 2018.

Rent expense incurred under the terms of the corporate office leases, net of subleased revenue, was $1.5 million, $1.6 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014.

Future minimum rental payments under our corporate office leases as of December 31, 2016 are summarized as follows, net of sublease revenue (dollars in thousands):

Future minimum rent payments
2017	$1,469
2018	1,906
2019	1,995
2020	2,049
2021	175
$7,594

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

(c) Capital Commitments

As of December 31, 2016, we had contractual construction in progress obligations, which included amounts accrued at December 31, 2016, of $3.1 million. The amount of contractual construction in progress obligations are primarily related to development activities at 540 Gaither Road at Redland in our Maryland reporting segment. As of December 31, 2016, we had contractual rental property and furniture, fixtures and equipment obligations of $5.5 million outstanding, which included amounts accrued at December 31, 2016. The amount of contractual rental property and furniture, fixtures and equipment obligations at December 31, 2016 are related to tenant improvement and capital improvement costs for various properties across our reporting segments, including significant tenant improvements at Atlantic Corporate Park and capital improvements at 11 Dupont Circle, NW. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of December 31, 2016, we remained liable to those local municipalities for $2.3 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

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

(14) Equity

In December 2015, our Board of Trustees authorized the redemption of some or all of our 6.4 million outstanding 7.750% Series A Preferred Shares. On January 19, 2016 and April 27, 2016, we used proceeds from dispositions to redeem 2.2 million shares and 3.6 million shares, respectively, of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the applicable dates of redemption. On July 6, 2016, we used proceeds from the repayment of the 950 F Street, NW mezzanine loan to redeem the remaining 0.6 million outstanding shares of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the date of redemption. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange (the “NYSE”) upon redemption of the remaining 0.6 million outstanding shares on July 6, 2016.

In July 2015, our Board of Trustees authorized a share repurchase program that allowed us to acquire up to five million of our common shares of beneficial interest from time to time through July 2016 in open market transactions at prevailing prices or in negotiated private transactions. We were not obligated to acquire any particular amount of common shares and the share repurchase program was subject to suspension by the Board of Trustees at any time. During 2015, we repurchased 924,198 shares at a weighted average share price of $10.99 for a total purchase price of $10.2 million, utilizing proceeds from dispositions. During the year ended December 31, 2016, we did not repurchase any common shares under the share repurchase program. We are no longer authorized to repurchase common shares under the previously authorized share repurchase program, which expired at the end of July 2016.

We declared and paid total dividends of $0.45 per common share to common shareholders during 2016 and $0.60 per common share to common shareholders during both 2015 and 2014. During 2016, we declared and paid accrued dividends at a rate of 7.750% on the $25 face value per share of our 7.750% Series A Preferred Shares. The 7.750% Series A Preferred Shares were redeemed during 2016 with the last redemption occurring on July 6, 2016, at which time our 7.750% Series A Preferred Shares were delisted from the NYSE. All 7.750% Series A Preferred Shares redeemed during 2016 received a payment of dividends accrued up to, but not including, their applicable date of redemption. We declared and paid dividends of $1.9375 per share on our Series A Preferred Shares during both 2015 and 2014. On January 24, 2017, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on February 15, 2017 to common shareholders of record as of February 8, 2017. Dividends on all non-vested share awards are recorded as a reduction of shareholders’ equity. For each dividend paid by us on our common shares and, when applicable, preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.

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

For federal income tax purposes, dividends paid to shareholders may be characterized as ordinary income, return of capital or capital gains. The characterization of the dividends declared on our common and preferred shares for 2016, 2015 and 2014 are as follows:

	Common Shares			Preferred Shares
	2016	2015	2014	2016	2015	2014
Ordinary income(1)	—%	52.01%	72.42%	—%	72.89%	100.00%
Return of capital	100.00%	28.64%	27.58%	100.00%	—%	—%
Capital gains	—%	19.35%	—%	—%	27.11%	—%

(1)	The dividends classified above as ordinary income do not represent “qualified dividend income” and, therefore, are not eligible for reduced rates.

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at December 31, 2016, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be $27.9 million. At December 31, 2016 and 2015, we recorded adjustments of $6.1 million and $4.0 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

We owned 95.8% of the outstanding common Operating Partnership units at December 31, 2016 and 95.7% of the outstanding common Operating Partnership units at December 31, 2015 and 2014.

At December 31, 2016, 2,545,602 of the total common Operating Partnership units, or 4.2%, were not owned by us. During 2016 and 2015, 73,467 and 11,508 common Operating Partnership units, respectively were redeemed with available cash. There were no common Operating Partnership units redeemed for cash in 2014. No common Operating Partnership units were redeemed for common shares in 2016, 2015 or 2014. During the first quarter of 2014, we issued 3,125 common Operating Partnership units to the seller of 840 First Street, NE to satisfy a contingent consideration obligation related to the acquisition of the property.

The redeemable noncontrolling interests in the Operating Partnership for the three years ended December 31 are as follows (dollars in thousands):

Redeemable noncontrolling interests
Balance at December 31, 2014	$33,332
Net loss	(2,056)
Changes in ownership, net	(931)
Distributions to owners	(1,574)
Other comprehensive income	42
Balance at December 31, 2015	28,813
Net loss	(428)
Changes in ownership, net	957
Distributions to owners	(1,166)
Other comprehensive income	68
Balance at December 31, 2016	$28,244

(b) Noncontrolling Interests in a Consolidated Partnership

When we are deemed to have a controlling interest in a partially-owned entity, we will consolidate all of the entity’s assets, liabilities and operating results within our consolidated financial statements. The net assets contributed to the consolidated entity by the third party, if any, will be reflected within permanent equity in our consolidated balance sheets to the extent they are not mandatorily redeemable. The amount will be recorded based on the third party’s initial investment in the consolidated entity and will be adjusted to reflect the third party’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the third party. The earnings or losses from the entity attributable to the third party are recorded as a component of “Net loss (income) attributable to noncontrolling interests” on our consolidated statements of operations.

On August 4, 2011, we formed a joint venture, in which we had a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment, which was placed into development in August 2013. Storey Park was sold July 25, 2016, at which time all assets and liabilities owned by the joint venture were either sold or settled at the time of disposition and the remaining proceeds from the sale were distributed to the joint venture partners in accordance with the terms of the joint venture agreement. See note 9, Dispositions, for more information.

(16) Benefit Plans

(a) Share-Based Payments

We have issued share-based payments in the form of stock options and non-vested shares as permitted in our 2003 Equity Compensation Plan (the “2003 Plan”), which was amended in 2005, 2007 and July 2013, and expired in September 2013. We have also issued share-based compensation in the form of stock options and non-vested shares as permitted in our 2009 Equity Compensation Plan (the “2009 Plan”), which was amended in 2010, 2011, 2013 and 2016. In 2016 and 2011, we received shareholder approval to authorize an additional 4.1 million and 4.5 million shares, respectively, for issuance under the 2009 Plan. The compensation plans provide for the issuance of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Stock options granted under the plans are non-qualified, and all employees and non-employee trustees are eligible to receive grants. Under the terms of the amendment to the 2009 Plan, every stock option granted by us reduces the awards available for issuance on a one-for-one basis. However, for every restricted award issued, the awards available for issuance are reduced by 3.44 awards. At December 31, 2016, we had 11.5 million share equity awards authorized under the 2009 Plan and, of those awards, 4.8 million common share equity awards remained available for issuance by us.

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

Stock Options Summary

As of December 31, 2016, 2.4 million stock options have been awarded of which 0.9 million stock options remained outstanding. During the first quarter of 2016, we issued 95,000 stock options to our non-officer employees. The stock options have a ten-year contractual life and vest 25% on the first anniversary of the date of grant and 6.25% in each subsequent calendar quarter. We recognized compensation expense associated with stock option awards in the amount of $0.2 million, $1.2 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense associated with our stock option awards for the year ended December 31, 2015 includes a $0.8 million charge related to the accelerated vesting of 0.3 million options in accordance with the separation agreement for our former Chief Executive Officer.

A summary of our stock option activity for the three years ended December 31 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,089,292	$15.83	6.6 years	$109,151
Granted	135,250	11.61
Exercised	(17,171)	10.10
Expired	(57,500)	19.08
Forfeited	(98,512)	14.49
Outstanding at December 31, 2014	1,051,359	15.33	6.3 years	$181,352
Granted	119,500	12.48
Exercised	(2,750)	9.30
Expired	(59,000)	22.44
Forfeited	(145,971)	15.06
Outstanding at December 31, 2015	963,138	14.59	6.1 years	$59,002
Granted	95,000	11.03
Expired	(11,850)	26.60
Forfeited	(140,851)	12.87
Outstanding at December 31, 2016	905,437	$14.34	4.7 years	$35,700
Exercisable at December 31:
2016	773,067	$14.81	4.1 years	$35,700
2015	805,259	15.06	5.6 years	59,002
2014	552,620	16.49	5.1 years	102,039
Options expected to vest, subsequent to December 31, 2016	110,528	$11.64	8.3 years	$—

The following table summarizes information about our stock options at December 31, 2016:

		Options Outstanding			Options Exercisable
Year Issued	Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
2007	$ 29.11 - 29.24	21,500	0.0 years	$29.14	21,500	$29.14
2008	17.29	22,250	1.0 year	17.29	22,250	17.29
2009	9.30	21,377	2.0 years	9.30	21,377	9.30
2010	12.57	25,892	3.0 years	12.57	25,892	12.57
2011	17.12	27,500	4.0 years	17.12	27,500	17.12
2012	13.54 - 15.00	537,750	3.9 years	14.90	537,750	14.87
2013	12.73	43,686	6.0 years	12.73	40,975	12.73
2014	11.61	61,936	7.0 years	11.61	42,743	11.61
2015	12.48	75,046	8.0 years	12.48	33,080	12.48
2016	11.03	68,500	9.0 years	11.03	—	11.03
		905,437	4.7 years	14.34	773,067	14.81

As of December 31, 2016, we had $0.2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock option awards. We anticipate this cost will be recognized over a weighted average period of approximately 2.2 years. We calculate the grant date fair value of option awards using a Black-Scholes option-pricing model. Expected volatility is based on an assessment of our realized volatility over the preceding period that is equivalent to the award’s expected life, which in our opinion, gives an accurate indication of future volatility. The expected term represents the period of time the options are anticipated to remain outstanding as well as our historical experience for groupings of employees that have similar behavior and are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury rate at the time of grant for instruments of similar term.

The weighted average assumptions used in the fair value determination of stock options granted to employees for the years ended December 31 are summarized as follows:

	2016	2015	2014
Risk-free interest rate	1.73%	1.61%	1.72%
Expected volatility	27.0%	29.2%	39.0%
Expected dividend yield	3.63%	4.79%	4.66%
Weighted average expected life of options	5.0 years	5.0 years	5.0 years

The weighted average grant date fair value of the stock options issued in 2016, 2015 and 2014 was $1.87, $1.96 and $2.67, respectively.

Option Exercises

No options were exercised during 2016. We received $26 thousand and $174 thousand from the exercise of stock options during 2015 and 2014, respectively. Shares issued as a result of stock option exercises are provided by the issuance of new shares. The total intrinsic value of options exercised was $7 thousand and $43 thousand during 2015 and 2014, respectively.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In January 2016, we granted a total of 290,000 non-vested common shares to our executive officers. The awards have a five-year term and vest in one-quarter increments on the second through fifth anniversaries of the grant date. In February 2016, we granted a total of 103,429 non-vested common shares to our officers, which will vest ratably on an annual basis over a three-year period from the grant date. In July 2016, we granted a total of 181,357 non-vested performance-based common shares to our officers. The number of shares that will be earned will be determined at the end of 2018, based upon the achievement of specified market performance goals measured over the performance period from February 22, 2016 (the date we announced our 2016 Strategic Plan) through December 31, 2018. Of the shares earned, 50% will vest on February 1, 2019 and the remaining earned shares will vest on February 1, 2020. Any shares that are not earned will be forfeited.

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

Independent members of our Board of Trustees received annual grants of restricted common shares as a component of compensation for serving on our Board of Trustees. In May 2016, we granted 36,828 non-vested common shares to our non-employee trustees, all of which will vest on the earlier of the first anniversary of the grant date or the date of our 2017 annual meetings of our shareholders, subject to continued service by the trustee until that date. In October 2016, our Board of Trustees appointed a new non-employee trustee. We granted 3,508 non-vested common shares to the new trustee, which will vest on the earlier of May 24, 2017 or the date of our 2017 annual meetings of our shareholders, subject to continued service by the trustee until that date. We recognized $0.3 million of compensation expense associated with trustee restricted share awards for the year ended December 31, 2016, and $0.4 million for both years ended December 31, 2015 and 2014.

We recognized a total $2.1 million, $3.6 million and $3.2 million of compensation expense associated with all of our non-vested common share awards in 2016, 2015 and 2014, respectively. Compensation expense associated with our non-vested common shares for 2015 included $1.2 million of expense related to the accelerated vesting of the restricted shares associated with the departure of two former officers in 2015. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of dividends over earnings related to participating securities are shown as a reduction in net income or loss attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at December 31, 2016 is as follows:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	637,662	$13.33
Granted	164,675	12.84
Vested	(137,924)	14.21
Expired	(29,514)	10.21
Forfeited	(11,478)	13.04
Non-vested at December 31, 2014	623,421	13.16
Granted	152,598	11.79
Vested	(401,888)	13.16
Expired	(133,371)	12.61
Forfeited	(48,378)	13.30
Non-vested at December 31, 2015	192,382	12.42
Granted	615,122	9.40
Vested	(91,007)	12.14
Expired	(1,630)	12.21
Forfeited	(3,493)	9.54
Non-vested at December 31, 2016	711,374	$9.85

As of December 31, 2016, we had $4.9 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted average period of 3.2 years.

We value our non-vested time-based awards issued in 2016, 2015 and 2014 at the grant date fair value, which is the market price of our common shares. For the non-vested performance-based common share awards granted in July 2016, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero coupon risk-free rate for the time frame of 0.25 years to 3 years, which ranged from 0.48% to 0.96%, respectively. The volatility used for our common share price in the Monte Carlo Simulation varied between 24.10% and 26.20%. We did not issue any non-vested performance-based awards in 2015 or 2014.

The weighted average grant date fair value of the shares issued in 2016, 2015 and 2014 were $9.40, $11.79 and $12.84, respectively. The total fair value of shares vested were $1.1 million, $5.3 million and $2.0 million during 2016, 2015 and 2014, respectively. We issue new shares, subject to restrictions, upon each grant of non-vested common share awards.

(b) 401(k) Plan

We have a 401(k) defined contribution plan covering all employees in accordance with the Internal Revenue Code. The maximum employer or employee contribution cannot exceed the IRS limits for the plan year. In 2014, we amended the eligibility requirements of the plan, allowing employees to contribute after 60 days of consecutive service. Employee contributions vest immediately. Employer contributions begin one year after the employee’s start of service and vest ratably over four years. For the three years ended December 31, 2016, 2015 and 2014, we matched up to 6% of each employee’s contributions. We pay for administrative expenses and matching contributions with available cash. Our plan does not allow for us to make additional discretionary contributions. Our contributions were $0.5 million for the year ended December 31, 2016 and $0.6 million for both of the years ended December 31, 2015 and 2014. The employer match payable to the 401(k) plan was fully funded as of December 31, 2016.

(c) Employee Share Purchase Plan

In 2009, our common shareholders approved the First Potomac Realty Trust 2009 Employee Share Purchase Plan (“the Plan”). The Plan allows participating employees to acquire our common shares, at a discounted price, through payroll deductions or cash contributions. Under the Plan, a total of 200,000 common shares may be issued and the offering periods of the Plan cannot exceed five years. Currently, each offering period commences on the first day of each calendar quarter (offering date) and ends on the last business day of the calendar quarter (purchase date) in which the offering period commenced. The purchase price at which common shares will be sold in any offering period will be the lower of: a) 85 percent of the fair value of common shares on the offering date or b) 85 percent of the fair value of the common shares on the purchase date. The first offering period began during the fourth quarter of 2009. We issued common shares of 7,585, 5,843 and 8,950 under the Plan during the years ended December 31, 2016, 2015 and 2014, respectively, which resulted in compensation expense totaling $10 thousand, $11 thousand and $20 thousand, respectively.

(17) Segment Information

Our reportable segments consist of four distinct reporting and operational segments within the greater Washington, D.C. region in which we operate: Washington, D.C., Maryland, Northern Virginia and Southern Virginia. We evaluate the performance of our segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains or losses from sale of rental property, interest expense, general and administrative costs, acquisition costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items reporting in their operating results other than the impact of straight-line revenue and the amortization deferred market rents, deferred lease incentives and deferred tenant improvement reimbursements. There are no inter-segment sales or transfers recorded between segments.

The results of continuing operations for our four reporting segments for the three years ended December 31 are as follows (dollars in thousands):

	2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	34	15	19	74
Square feet	918,266	1,886,183	1,885,958	2,023,858	6,714,265
Total revenues	$45,062	$44,710	$40,658	$29,904	$160,334
Property operating expense	(11,538)	(9,794)	(9,716)	(7,506)	(38,554)
Real estate taxes and insurance	(9,375)	(3,881)	(4,075)	(2,477)	(19,808)
Total property operating income	$24,149	$31,035	$26,867	$19,921	101,972
Depreciation and amortization expense					(60,862)
General and administrative					(16,976)
Impairment of rental property					(2,772)
Other expense					(22,931)
Net loss					$(1,569)
Total assets(1)	$445,528	$332,655	$302,769	$161,563	$1,260,247
Capital expenditures(2)	$13,971	$5,308	$33,847	$3,269	$56,931

	2015
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings (3)	6	34	40	19	99
Square feet (3)	918,375	1,885,630	2,661,448	2,023,639	7,489,092
Total revenues	$44,553	$44,226	$55,230	$28,837	$172,846
Property operating expense	(11,363)	(11,457)	(13,540)	(7,733)	(44,093)
Real estate taxes and insurance	(8,238)	(3,540)	(5,540)	(2,427)	(19,745)
Total property operating income	$24,952	$29,229	$36,150	$18,677	109,008
Depreciation and amortization expense					(66,624)
General and administrative					(25,450)
Impairment of rental property					(60,826)
Other income					9,475
Loss from discontinued operations					(607)
Net loss					$(35,024)
Total assets(1)(4)	$517,928	$341,375	$374,299	$167,447	$1,442,406
Capital expenditures(2)	$12,930	$9,003	$43,125	$7,961	$73,850

	2014
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings (3)	6	38	49	38	131
Square feet (3)	917,008	1,999,332	3,021,509	2,852,298	8,790,147
Total revenues	$33,959	$45,767	$53,645	$28,281	$161,652
Property operating expense	(9,683)	(11,482)	(13,352)	(8,735)	(43,252)
Real estate taxes and insurance	(5,583)	(3,907)	(5,592)	(2,278)	(17,360)
Total property operating income	$18,693	$30,378	$34,701	$17,268	101,040
Depreciation and amortization expense					(61,796)
General and administrative					(21,156)
Acquisition costs					(2,681)
Impairment of rental property					(3,956)
Other income					4,108
Income from discontinued operations					1,484
Net income					$17,043
Total assets(1)(4)	$503,530	$359,603	$439,803	$228,234	$1,612,300
Capital expenditures(2)	$23,422	$10,185	$7,816	$8,436	$50,789

(1)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our consolidated financial statements. For more information on our unconsolidated investments, including locations within our reportable segments, see note 5, Investment in Affiliates. Corporate assets not allocated to any of our reportable segments totaled $17,732, $41,357 and $81,130 at December 31, 2016, 2015 and 2014, respectively.

(2)	Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $536, $831 and $930 at December 31, 2016, 2015 and 2014, respectively.

(3)	Excludes Storey Park, our 97% owned consolidated joint venture within our Washington, DC reporting segment, which was in development during 2014 and 2015 and was sold in July 2016.

(4)
Total assets at December 31, 2015 and 2014 have been restated to exclude a total of $7.9 million and $6.2 million, respectively of unamortized deferred financing costs that are now deducted from the respective debt liability in accordance with ASU 2015-03, which we adopted in the first quarter of 2016.

(18) Quarterly Financial Information (unaudited)

	2016(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$42,697	$38,493	$40,172	$38,972
Operating expenses	36,337	35,681	32,295	34,658
Operating income	6,360	2,812	7,877	4,314
(Loss) income from continuing operations	(101)	(1,992)	2,242	(1,717)
Less: Net loss (income) attributable to noncontrolling interests	147	390	(107)	71
Net income (loss) attributable to First Potomac Realty Trust	46	(1,602)	2,135	(1,646)
Less: Dividends on preferred shares	(2,248)	(794)	(11)	—
Less: Issuance costs on redeemed preferred shares	(1,904)	(3,095)	(517)	—
Net (loss) income attributable to common shareholders	$(4,106)	$(5,491)	$1,607	$(1,646)
Basic and diluted earnings per common share:
Net (loss) income	$(0.07)	$(0.10)	$0.03	$(0.03)

	2015(1)
	First	Second	Third	Fourth
(amounts in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Revenues	$43,849	$43,039	$42,854	$43,104
Operating expenses	40,016	37,268	37,079	102,375
Operating income (loss)	3,833	5,771	5,775	(59,271)
Income (loss) from continuing operations	1,099	476	3,997	(39,990)
Loss from discontinued operations	(607)	—	—	—
Less: Net loss (income) attributable to noncontrolling interests	112	114	(38)	1,870
Net income (loss) attributable to First Potomac Realty Trust	604	590	3,959	(38,120)
Less: Dividends on preferred shares	(3,100)	(3,100)	(3,100)	(3,100)
Net (loss) income attributable to common shareholders	$(2,496)	$(2,510)	$859	$(41,220)
Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.03)	$(0.04)	$0.01	$(0.72)
Loss from discontinued operations	(0.01)	—	—	—
Net (loss) income	$(0.04)	$(0.04)	$0.01	$(0.72)

(1)	These figures are rounded to the nearest thousand, which may impact cross-footing in reconciling to full year totals.

We did not sell any common shares in 2016 or 2015. The sum of the basic and diluted earnings per common share for the four quarters in the periods presented differs from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

SCHEDULE III
FIRST POTOMAC REALTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Amounts in thousands)

Property	Location(1)	Date Acquired	Property Type(2)	Encumbrances at December 31, 2016(3)
Maryland
Snowden Center	Columbia	Oct 2002	BP	$—
Metro Park North	Rockville	Dec 2004	Office	—
Gateway 270 West	Clarksburg	Jul 2006	BP	—
Indian Creek Court	Beltsville	Aug 2006	BP	—
Ammendale Commerce Center	Beltsville	Mar 2007	BP	—
Annapolis Business Center	Annapolis	Jun 2007	Office	—
Cloverleaf Center	Germantown	Oct 2009	Office	—
Redland II & III	Rockville	Nov 2010	Office	63,214
TenThreeTwenty	Columbia	Feb 2011	Office	—
Hillside I and II	Columbia	Nov 2011	Office	—
540 Gaither Road (Redland I)	Rockville	Oct 2013	Office	—
Total Maryland				63,214
Washington, D.C.
500 First Street, NW	Capitol Hill	Jun 2010	Office	—
440 First Street, NW	Capitol Hill	Dec 2010	Office	32,216
1211 Connecticut Ave, NW	CBD	Dec 2010	Office	28,503
840 First Street, NE	NoMA	Mar 2011	Office	35,201
1401 K Street, NW	East End	Apr 2014	Office	35,556
11 Dupont Circle, NW	CBD	Sep 2014	Office	66,780
Total Washington, D.C.				198,256
Northern Virginia
Plaza 500	Alexandria	Dec 1997	I	—
403/405 Glenn Drive	Sterling	Oct 2005	BP	—
Sterling Park Business Center	Sterling	Feb 2006	BP	—
Davis Drive	Sterling	Aug 2006	BP	—
Three Flint Hill	Oakton	Apr 2010	Office	—
Atlantic Corporate Park	Sterling	Nov 2010	Office	—
1775 Wiehle Avenue	Reston	Jun 2014	Office	—
Northern Virginia build-to-suit	Northern Virginia			34,584
Total Northern Virginia				34,584
Southern Virginia
Crossways Commerce Center	Chesapeake	Dec 1999	BP	—
Greenbrier Technology Center II	Chesapeake	Oct 2002	BP	—
Norfolk Business Center	Norfolk	Oct 2002	BP	—
Crossways II	Chesapeake	Oct 2004	BP	—
Norfolk Commerce Park II	Norfolk	Oct 2004	BP	—
1434 Crossways Boulevard	Chesapeake	Aug 2005	BP	—
Crossways I	Chesapeake	Feb 2006	BP	—
Crossways Commerce Center IV	Chesapeake	May 2006	BP	—
Gateway II	Norfolk	Nov 2006	BP	—
Greenbrier Circle Corporate Center	Chesapeake	Jan 2007	BP	—
Greenbrier Technology Center I	Chesapeake	Jan 2007	BP	—
Battlefield Corporate Center	Chesapeake	Oct 2010	BP	3,353
Greenbrier Towers	Chesapeake	Jul 2011	Office	—
Total Southern Virginia				3,353
Land held for future development				—
Other				—
Total Consolidated Portfolio				$299,407

Initial Costs		Gross Amount at End of Year
Land	Building and Improvements	Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

$3,404	$12,824	$5,159	$3,404	$17,983	$21,387	$7,878
9,220	32,056	3,138	9,220	35,194	44,414	11,175
18,302	20,562	9,049	18,302	29,611	47,913	8,741
5,673	17,168	12,946	5,672	30,115	35,787	10,750
2,398	7,659	6,763	2,398	14,422	16,820	6,275
6,101	12,602	681	6,102	13,282	19,384	3,267
7,097	14,211	3,144	7,097	17,355	24,452	3,539
17,272	63,480	15,134	17,271	78,615	95,886	19,109
2,041	5,327	14,403	2,041	19,730	21,771	4,626
3,302	10,926	3,618	3,301	14,545	17,846	1,759
6,458	19,831	616	6,753	20,152	26,905	3,346
81,268	216,646	74,651	81,561	291,004	372,565	80,465

25,806	33,883	628	25,995	34,322	60,317	7,048
—	15,300	51,633	9,122	57,811	66,933	7,279
27,077	17,520	11,937	27,077	29,457	56,534	4,790
16,846	60,905	9,879	16,846	70,784	87,630	12,618
29,506	23,269	12,809	29,506	36,078	65,584	2,875
15,744	64,832	5,788	15,744	70,620	86,364	5,147
114,979	215,709	92,674	124,290	299,072	423,362	39,757

6,265	35,433	7,548	6,265	42,981	49,246	20,515
3,940	12,547	4,417	3,940	16,964	20,904	6,037
14,656	10,750	23,482	20,010	28,878	48,888	10,410
1,614	3,611	2,871	1,646	6,450	8,096	2,133
—	13,653	24,608	4,181	34,080	38,261	9,639
5,895	11,655	22,080	5,895	33,735	39,630	7,057
3,542	30,575	211	3,541	30,786	34,328	3,370
5,241	—	49,343	—	54,584	54,584	—
41,153	118,224	134,560	45,478	248,458	293,937	59,161

5,160	23,660	14,124	5,160	37,784	42,944	17,333
1,365	5,119	1,347	1,365	6,466	7,831	2,921
1,323	4,967	1,411	1,324	6,377	7,701	2,936
1,036	6,254	1,503	1,036	7,757	8,793	2,606
1,221	8,693	4,387	1,221	13,080	14,301	5,459
4,447	24,739	4,582	4,815	28,953	33,768	8,871
2,657	11,597	2,875	2,646	14,483	17,129	4,990
1,292	3,899	756	1,292	4,655	5,947	1,703
1,320	2,293	610	1,320	2,904	4,223	1,060
4,164	18,984	6,113	4,164	25,097	29,261	7,338
2,024	7,960	2,381	2,024	10,341	12,365	3,465
1,860	6,071	804	1,881	6,854	8,735	1,414
2,997	9,173	6,406	2,997	15,579	18,576	3,024
30,866	133,409	47,299	31,245	180,330	211,574	63,120
343	—	6	349	—	349	—
—	—	47	—	47	47	59
$268,609	$683,988	$349,237	$282,923	$1,018,911	$1,301,834	$242,562

(1)	CBD=Central Business District; NoMA=North of Massachusetts Avenue

(2)	I=Industrial; BP=Business Park

(3)	Includes the unamortized fair value adjustments recorded at acquisition upon the assumption of mortgage loans.

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 39 years or to the term of the underlying lease. The tax basis of our rental property assets was $1,435 million and $1,547 million at December 31, 2016 and 2015, respectively.

(a) Reconciliation of Rental Property(1)

The following table reconciles the rental property investments for the years ended December 31 (amounts in thousands):

	2016	2015	2014
Beginning balance	$1,340,050	$1,504,372	$1,330,180
Acquisitions of rental property(2)	—	—	170,823
Capital expenditures(3)	56,030	73,125	49,860
Impairments	—	(51,521)	(3,956)
Dispositions of rental property	(55,625)	(59,652)	(30,916)
Assets held-for-sale	(19,407)	(127,907)	(643)
Other(4)	(19,214)	1,633	(10,976)
Ending balance	$1,301,834	$1,340,050	$1,504,372

(b) Reconciliation of Accumulated Depreciation(1)

The following table reconciles the accumulated depreciation on the rental property investments for the years ended December 31 (amounts in thousands):

	2016	2015	2014
Beginning balance	$209,784	$215,499	$185,725
Depreciation of rental property	44,952	49,772	47,625
Assets held-for-sale	31,034	(16,400)	(1,631)
Dispositions of rental property	(37,001)	(35,964)	(5,712)
Other(4)	(6,207)	(3,123)	(10,508)
Ending balance	$242,562	$209,784	$215,499

(1)
Excludes rental property and applicable accumulated depreciation at December 31, 2016 related to the One Fair Oaks, which was classified as held-for-sale at December 31, 2016 and was sold on January 9, 2017. Also excludes the rental property and applicable accumulated depreciation at December 31, 2015 related to the NOVA Non-Core Portfolio, which was classified as held-for-sale at December 31, 2015 and was sold on March 24, 2016.

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
10.20†
Amendment No. 3 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-31824)).

10.21†	Amendment No. 4 to the Company’s 2009 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016 (File No. 001-31824)).
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

10.29†	Form of Performance-Based Restricted Share Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2016 (File No. 001-31824)).
10.30†	Description of Long-Term Incentive Award Program (“2013 LTI Program”) (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on April 3, 2013 (File No. 001-31824)).
10.31
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

10.32
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

10.33
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
101*
XBRL (Extensible Business Reporting Language). The following materials from First Potomac Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2016 and 2015; (ii) Consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated statements of comprehensive income (loss) and equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014; and (iv) Notes to condensed consolidated financial statements.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith

**	Furnished herewith