Form 10-Q
period 2017-03-31
FIRST POTOMAC REALTY TRUST
filed 2017-04-28
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filter,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 27, 2017, there were 58,716,398 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding potential dispositions and the timing of such dispositions, future acquisitions and growth opportunities, and the timing of future tenant occupancies, within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Potomac Realty Trust (the “Company”), are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

•
other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Rental property, net	$1,024,605	$1,059,272
Assets held-for-sale	—	13,176
Cash and cash equivalents	13,269	14,144
Escrows and reserves	2,348	1,419
Accounts and other receivables, net of allowance for doubtful accounts of $922 and $655, respectively	5,611	6,892
Accrued straight-line rents, net of allowance for doubtful accounts of $471 and $414, respectively	45,211	42,745
Investment in affiliates	42,314	49,392
Deferred costs, net	41,603	42,712
Prepaid expenses and other assets	5,414	5,389
Intangible assets, net	23,622	25,106
Total assets	$1,203,997	$1,260,247
Liabilities:
Mortgage loans, net	$295,523	$296,212
Unsecured term loan, net	299,433	299,404
Unsecured revolving credit facility, net	48,758	141,555
Accounts payable and other liabilities	40,897	43,904
Accrued interest	1,470	1,537
Rents received in advance	6,493	6,234
Tenant security deposits	4,831	4,982
Deferred market rent, net	1,716	1,792
Total liabilities	699,121	795,620

Noncontrolling interests in the Operating Partnership	27,516	28,244
Equity:
Common shares, $0.001 par value per share, 150,000 shares authorized; 58,716 and 58,319 shares issued and outstanding, respectively	59	58
Additional paid-in capital	916,460	913,367
Accumulated other comprehensive loss	(273)	(844)
Dividends in excess of accumulated earnings	(438,886)	(476,198)
Total equity	477,360	436,383
Total liabilities, noncontrolling interests and equity	$1,203,997	$1,260,247
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental	$30,818	$33,844
Tenant reimbursements and other	7,005	8,853
Total revenues	37,823	42,697
Operating expenses:
Property operating	9,958	11,537
Real estate taxes and insurance	4,661	5,216
General and administrative	4,497	4,578
Depreciation and amortization	14,566	15,006
Total operating expenses	33,682	36,337
Operating income	4,141	6,360
Other expenses (income)
Interest expense	6,344	6,816
Interest and other income	(210)	(1,003)
Equity in earnings of affiliates	(4,223)	(555)
(Gain) loss on sale of rental property	(42,799)	1,155
Loss on debt extinguishment	—	48
Total other expenses (income)	(40,888)	6,461
Net income (loss)	45,029	(101)
Less: Net (income) loss attributable to noncontrolling interests	(1,884)	147
Net income attributable to First Potomac Realty Trust	43,145	46
Less: Dividends on preferred shares	—	(2,248)
Less: Issuance costs of redeemed preferred shares	—	(1,904)
Net income (loss) attributable to common shareholders	$43,145	$(4,106)
Basic and diluted earnings per common share:
Net income (loss) attributable to common shareholders - basic	$0.75	$(0.07)
Net income (loss) attributable to common shareholders - dilutive	$0.74	$(0.07)
Weighted average common shares outstanding:
Basic	57,635	57,542
Diluted	57,907	57,542
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$45,029	$(101)
Unrealized gain on derivative instruments	596	169
Unrealized loss on derivative instruments	—	(1,031)
Total comprehensive income (loss)	45,625	(963)
Net (income) loss attributable to noncontrolling interests	(1,884)	147
Net (gain) loss from derivative instruments attributable to noncontrolling interests	(25)	36
Comprehensive income (loss) attributable to First Potomac Realty Trust	$43,716	$(780)
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$45,029	$(101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,823	15,303
Stock based compensation	829	488
Bad debt expense	324	105
Amortization of deferred market rent	50	79
Amortization of financing costs and discounts	434	472
Equity in earnings of affiliates	(4,223)	(555)
Distributions from investments in affiliates	—	425
(Gain) loss on sale of rental property	(42,799)	1,155
Changes in assets and liabilities:
Escrows and reserves	(929)	375
Accounts and other receivables	1,007	1,358
Accrued straight-line rents	(2,883)	(1,725)
Prepaid expenses and other assets	(6)	205
Tenant security deposits	(129)	(748)
Accounts payable and accrued expenses	(1,474)	(2,313)
Accrued interest	(67)	39
Rents received in advance	259	70
Deferred costs	(1,171)	(682)
Total adjustments	(35,955)	14,051
Net cash provided by operating activities	9,074	13,950
Cash flows from investing activities:
Proceeds from sale of rental property, net	85,754	90,501
Change in escrow and reserve accounts	—	246
Additions to rental property and furniture, fixtures and equipment	(6,569)	(17,502)
Additions to construction in progress	(242)	(5,141)
Proceeds from sale of rental property owned through unconsolidated joint ventures, net	11,301	—
Net cash provided by investing activities	90,244	68,104
Cash flows from financing activities:
Financing costs	—	(245)
Issuance of debt	4,000	80,243
Repayments of debt	(97,891)	(93,119)
Dividends to common shareholders	(5,815)	(8,701)
Dividends to preferred shareholders	—	(2,776)
Distributions to noncontrolling interests	(255)	(393)
Income tax obligation payments made on behalf of employees	(232)	(122)
Redemption of preferred shares	—	(55,000)
Redemption of operating partnership units	—	(319)
Net cash used in financing activities	(100,193)	(80,432)
Net (decrease) increase in cash and cash equivalents	(875)	1,622
Cash and cash equivalents, beginning of period	14,144	13,527
Cash and cash equivalents, end of period	$13,269	$15,149

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the three months ended March 31, is as follows (dollars in thousands):

	2017	2016
Cash paid for interest, net	$5,975	$6,251
Non-cash investing and financing activities:
Change in fair value of the outstanding common Operating Partnership units	(2,383)	(1,324)
Value of common shares retired to settle employee tax obligation	232	122
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(1,610)	421
Additions to development and redevelopment	474	(1,190)

Cash paid for interest on indebtedness is net of capitalized interest of $22 thousand and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 and 2016, certain of our employees surrendered common shares owed them valued at $0.2 million and $0.1 million, respectively, to satisfy their statutory minimum tax obligation associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”), are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At March 31, 2017 and 2016, we recorded adjustments of $3.7 million and $2.9 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At March 31, 2017 and 2016, we accrued $4.6 million and $10.3 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. At March 31, 2017 and 2016, we accrued $0.6 million and $4.5 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

We conduct our business through our Operating Partnership. We are the sole general partner of, and, as of March 31, 2017, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At March 31, 2017, we wholly owned properties totaling 6.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.4 million square feet through two unconsolidated joint ventures. We also owned land that can support 0.4 million square feet of additional development. Our consolidated properties were 92.4% occupied by 372 tenants at March 31, 2017. We do not include the square footage of properties in development or redevelopment, which totaled 0.1 million square feet at March 31, 2017, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of March 31, 2017, our largest tenant was the U.S. Government, which accounted for 14.0% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 20.9% of our total annualized cash basis rent as of March 31, 2017. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

We have condensed or omitted certain information and note disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 and as updated from time to time in our other filings with the SEC.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of March 31, 2017 and the results of our operations, our comprehensive income (loss) and our cash flows for the three months ended March 31, 2017 and 2016. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year, as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three months ended March 31, 2017 and 2016. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

(d) Application of New Accounting Standards

In January 2017, we adopted Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The adoption of ASU 2014-15 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In January 2017, we adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 requires us to classify cash payments made on behalf of employees for taxes owed on the vesting of restricted common shares, for which we withhold vested common shares owed to the employee in an amount that equates to the value of the employee’s tax obligation, as a financing activity on our statements of cash flows. We elected to adopt ASU 2016-09 retrospectively and the adoption of ASU 2016-09 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In January 2017, we adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”), which requires a single decision maker or service provider, in evaluating whether it is the primary beneficiary, to consider on a proportionate basis indirect interests held through related parties under common control. The adoption of ASU 2016-17 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In January 2017, we adopted Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which was issued by the Financial Accounting Standards Board (“FASB”) in January 2017. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We anticipate ASU 2017-01 will change our accounting treatment of future property acquisitions; however, the adoption of ASU 2017-01 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. In July

2015, the FASB deferred by one year the mandatory effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. Early adoption is permitted, but not prior to the original effective date of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have begun to evaluate each of the revenue streams under the new model and the pattern of recognition is not expected to change significantly. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for periods beginning after December 15, 2019 and early adoption is permitted for measurement dates after January 1, 2017. The guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the guidance in Subtopic 610-20 on accounting for derecognition of a nonfinancial asset. The update also defines in-substance nonfinancial assets and includes guidance on partial sales of nonfinancial assets. The amendments in ASU 2017-05 are to be applied at the same time that ASU 2014-09 is applied. We are currently evaluating the impact that ASU 2017-05 will have on our consolidated financial statements and related disclosures.

(e) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of adopting ASU 2016-09 in January 2017. See note 2(d), Summary of Significant Accounting Policies - Application of New Accounting Standards for more information.

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

The following table sets forth the computation of our basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted earnings per common share:
Net income (loss)	$45,029	$(101)
Less: Net (income) loss attributable to noncontrolling interests	(1,884)	147
Net income attributable to First Potomac Realty Trust	43,145	46
Less: Dividends on preferred shares	—	(2,248)
Less: Issuance costs of redeemed preferred shares (1)	—	(1,904)
Net income (loss) attributable to common shareholders	43,145	(4,106)
Less: Allocation to participating securities	(55)	(73)
Net income (loss) attributable to common shareholders	$43,090	$(4,179)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding - basic	57,635	57,542
Weighted average common shares outstanding - diluted	57,907	57,542
Basic and diluted earnings per common share:
Net income (loss) attributable to common shareholders - basic	$0.75	$(0.07)
Net income (loss) attributable to common shareholders - diluted	$0.74	$(0.07)

(1)
Represents the original issuance costs associated with the redemption of 2.2 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”) during the three months ended March 31, 2016.

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Stock option awards	879	1,018
Non-vested share awards	595	484
	1,474	1,502

(4) Rental Property

Rental property represents wholly-owned buildings and related improvements, net of accumulated depreciation, and developable land. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	March 31, 2017	December 31, 2016(1)
Land and land improvements	$269,920	$282,923
Buildings and improvements	766,394	824,867
Construction in progress	29,793	4,605
Tenant improvements	185,264	189,031
Furniture, fixtures and equipment	374	408
	1,251,745	1,301,834
Less: accumulated depreciation	(227,140)	(242,562)
	$1,024,605	$1,059,272
(1) Excludes rental property totaling $13.2 million at December 31, 2016 related to One Fair Oaks, which was classified as held-for-sale at December 31, 2016 and was sold on January 9, 2017.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At March 31, 2017, we owned developable land that can accommodate 0.4 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.2 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

In March 2017, the sole tenant of 540 Gaither Road at Redland (“Redland I”) exercised its early termination option and vacated the 133,895 square-foot building, which is located in our Maryland reporting segment. Upon the tenant vacating Redland I, the building was placed into redevelopment. At March 31, 2017, our total investment in the building under redevelopment was $23.6 million, which included the $23.0 million total original cost basis of the building and land. The majority of costs incurred as of March 31, 2017 in excess of the original cost basis of the building and land related to site planning and design costs.

During the first quarter of 2017, we did not place in-service any completed development or redevelopment space. At March 31, 2017, we did not have any completed development or redevelopment space that had yet to be placed in-service.

(5) Investment in Affiliates

We own an interest in several unconsolidated joint ventures, two of which currently own properties. We do not control the activities that are most significant to the joint ventures. As a result, the assets, the liabilities and the operating results of these non-controlled joint ventures are not consolidated within our unaudited condensed consolidated financial statements. Our investments in these joint ventures are recorded as “Investment in affiliates” on our consolidated balance sheets. On March 7, 2017, three of our unconsolidated joint ventures collectively sold Aviation Business Park, a 120,284 square-foot office building, and Rivers Park I and II, a 307,984 square-foot business park, which were all located in our Maryland reporting segment. Based on our percentage ownership of the joint ventures, our share of gross proceeds from the sale totaled $19.0 million, which generated $18.4 million of net proceeds. We used the net proceeds from the sale to repay $7.0 million (our proportionate share) of mortgage debt encumbering Rivers Park I and II, and the remainder was used to repay a portion of the outstanding balance under our unsecured revolving credit facility. We have had, and will have, no continuing involvement in the ownership decisions of any of the unconsolidated joint ventures’ disposed properties subsequent to their disposal.

Our investment in affiliates consisted of the following (dollars in thousands):

	Reporting Segment	Ownership Interest	Investment at March 31, 2017	Investment at December 31, 2016
Prosperity Metro Plaza	Northern Virginia	51%	$26,772	$26,414
1750 H Street, NW	Washington, D.C.	50%	14,594	14,624
Aviation Business Park(1)	Maryland	50%	482	5,941
Rivers Park I and II(1)(2)	Maryland	25%	466	2,413
			$42,314	$49,392
(1) The unconsolidated joint ventures that owned Aviation Business Park and Rivers Park I and II sold these properties on March 7, 2017. Our investment in these joint ventures at March 31, 2017 is primarily comprised of our share of cash that has not yet been distributed.

(2)	Rivers Park I and Rivers Park II were owned through two separate unconsolidated joint ventures.

The following table provides a summary of the mortgage debt held by our unconsolidated joint ventures (dollars in thousands):

	FPO Ownership	Effective Interest Rate	Maturity Date	Principal Balance at March 31, 2017(1)	Principal Balance at December 31, 2016(1)
Rivers Park I and II (2)	25%	LIBOR + 1.90%(3)	September 2017	$—	$28,000
1750 H Street, NW(4)	50%	3.92%	August 2024	32,000	32,000
Prosperity Metro Plaza(5)	51%	3.91%	December 2029	50,000	50,000
Weighted Average / Total		3.91%		$82,000	$110,000

(1)	Reflects the entire balance of the debt secured by the properties, not our portion of the debt.

(2)
The unconsolidated joint ventures that owned Rivers Park I and II sold these properties on March 7, 2017. The unconsolidated joint venture partners used net proceeds from the sale to repay the mortgage debt encumbering the properties. At December 31, 2016, $2.8 million of the outstanding mortgage balance was recourse to us.

(3)	At March 31, 2017, LIBOR was 0.98%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(4)	The loan requires interest-only payments with a constant interest rate over the life of the loan. The loan is repayable in full, without penalty, on or after August 1, 2021.

(5)
The loan requires interest-only payments through December 2024, at which time the loan requires principal and interest payments through its maturity date. The loan is repayable in full, without penalty, on or after June 1, 2029.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	March 31, 2017	December 31, 2016
Assets:
Rental property, net	$144,065	$189,245
Cash and cash equivalents	11,122	9,887
Other assets	16,472	20,726
Total assets	171,659	219,858
Liabilities:
Mortgage loans, net(1)(2)	81,416	109,372
Other liabilities	6,503	8,674
Total liabilities	87,919	118,046
Net assets	$83,740	$101,812

(1)	Of the total mortgage debt that encumbers our unconsolidated properties, none was recourse to us at March 31, 2017 and $2.8 million was recourse to us at December 31, 2016.

(2)	Mortgage loans, net at both March 31, 2017 and December 31, 2016 included $0.6 million of unamortized deferred financing costs

Our share of earnings or losses related to our unconsolidated joint ventures is recorded in our consolidated statements of operations as “Equity in earnings of affiliates.” The following table summarizes the results of operations of our unconsolidated joint ventures for the periods presented, of which, our proportionate share is reflected in “Equity in earnings of affiliates” in our consolidated statements of operations based on our varying ownership interests in the unconsolidated joint ventures (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenues	$5,679	$6,290
Total operating expenses	(1,937)	(2,166)
Net operating income	3,742	4,124
Depreciation and amortization	(1,863)	(1,966)
Interest expense, net	(962)	(993)
Gain on sale of rental property	10,324	—
Net income	$11,241	$1,165

The following table summarizes the results of operations of Aviation Business Park and Rivers Park I and II, which were sold in March 2017, of which, our proportionate share is reflected in “Equity in earnings of affiliates” in our consolidated statements of operations based on our varying ownership interests in the unconsolidated joint ventures that owned the respective properties (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenues	$1,113	$1,631
Total operating expenses	(275)	(641)
Net operating income	838	990
Depreciation and amortization	(420)	(643)
Interest expense, net	(146)	(175)
Income from operations of disposed properties	272	172
Gain on sale of rental property	10,324	—
Net income	$10,596	$172

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, which are reflected within “Tenant reimbursements and other revenues” on our consolidated statements of operations.

(6) Dispositions

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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this note 6, Dispositions, and in note 5, Investment in Affiliates, we did not dispose of or enter into any agreements to sell any other properties during the three months ended March 31, 2017 and 2016.

Disposed or Held-for-Sale Properties within Continuing Operations

The following table is a summary of property dispositions whose operating results are included in continuing operations in our consolidated statements of operations for the periods presented (dollars in thousands):

Property	Reporting Segment	Disposition Date	Property Type	Square Feet	Net Sale Proceeds
Plaza 500	Northern Virginia	2/17/2017	Industrial	502,830	$72,499
One Fair Oaks (1)	Northern Virginia	1/9/2017	Office	214,214	13,255
Storey Park(2)	Washington, D.C.	7/25/2016	Land	—	52,659
NOVA Non-Core Portfolio(3)	Northern Virginia	3/25/2016	Various	945,745	90,501

(1)	One Fair Oaks was classified as held-for-sale at December 31, 2016, and the building was vacant at the time of sale.

(2)	This development site could have supported up to 712,000 rentable square feet.

(3)
Consists of Van Buren Office Park, Herndon Corporate Center, Windsor at Battlefield, Reston Business Campus, Enterprise Center, Gateway Centre Manassas, Linden Business Center and Prosperity Business Center (collectively, the “NOVA Non-Core Portfolio”).

On February 17, 2017, we sold Plaza 500 for net proceeds of $72.5 million and recorded a gain on sale of $42.7 million. The sale of Plaza 500 represented the divestiture of our last industrial property. We used the proceeds to pay down a portion of the outstanding balance under our unsecured revolving credit facility.

On January 9, 2017, we sold One Fair Oaks for net proceeds of $13.3 million and recorded a gain on sale of $0.1 million. We used the proceeds to pay down a portion of the outstanding balance under our unsecured revolving credit facility. One Fair Oaks met our held-for-sale criteria at December 31, 2016 and, therefore, the assets of the building were classified within “Assets-held-for-sale” on our consolidated balance sheet at December 31, 2016. The assets classified within held-for-sale as of December 31, 2016 primarily consisted of $17.6 million in building and building improvements, $1.6 million of land, and $6.0 million of accumulated depreciation. No material liabilities were classified as held-for-sale at December 31, 2016.

The following table summarizes the aggregate results of operations for the disposed or held-for-sale properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$804	$7,043
Property operating expenses	(304)	(2,823)
Depreciation and amortization	(289)	(1,343)
Interest expense	—	(184)
Loss on debt extinguishment	—	(48)
Income from operations of disposed property	211	2,645
Gain (loss) on sale of rental property(1)	42,799	(1,155)
Net income from continuing operations	$43,010	$1,490
(1) During the first quarter of 2017, we recorded a $0.1 million gain on the sale of One Fair Oaks and a $42.7 million gain on the sale of Plaza 500. During the first quarter of 2016, we recorded a $1.2 million loss on the sale of the NOVA Non-Core Portfolio.

(7) Debt

Our debt consisted of the following (dollars in thousands):

	March 31, 2017(1)	December 31, 2016(1)
Mortgage loans, net, effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(2)(3)	$295,523	$296,212
Unsecured term loan, net, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.80%, with staggered maturity dates ranging from December 2020 to December 2022(2)	299,433	299,404
Unsecured revolving credit facility, net, effective interest rate of LIBOR plus 1.50%, maturing December 2019(2)	48,758	141,555
Total	$643,714	$737,171

(1)	The balances include a total of $5.8 million and $6.2 million of unamortized deferred financing costs at March 31, 2017 and December 31, 2016, respectively.

(2)	At March 31, 2017, LIBOR was 0.98%.

(3)	The balances at March 31, 2017 and December 31, 2016 include two construction loans.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt, which includes two construction loans (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	March 31, 2017	December 31, 2016
440 First Street, NW Construction Loan(1)(2)	LIBOR + 2.50%	LIBOR + 2.50%		May 2017	$32,216	$32,216
Redland II and III	4.20%	4.64%		November 2017	62,873	63,214
Northern Virginia Construction Loan(3)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	34,584	34,584
840 First Street, NE	5.72%	6.01%		July 2020	35,023	35,201
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,309	3,353
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	28,347	28,503
1401 K Street, NW	4.80%	4.93%		June 2023	35,384	35,556
11 Dupont Circle, NW	4.05%	4.22%		September 2030	66,780	66,780
Principal balance		4.45%	(4)		298,516	299,407
Unamortized deferred financing costs					(2,993)	(3,195)
Total balance, net					$295,523	$296,212

(1)	At March 31, 2017, LIBOR was 0.98%.

(2)
This construction loan is collateralized by 440 First Street, NW. In May 2016, we extended the maturity date by one year to May 30, 2017. We can repay all or a portion of the construction loan, without penalty, at any time during the term of the loan. At March 31, 2017, per the terms of the loan agreement, 50% of the outstanding principal balance and all of the outstanding accrued interest were recourse to us.

(3)
This construction loan has a borrowing capacity of up to $43.7 million and is collateralized by the NOVA build-to-suit, which was placed in-service in the third quarter of 2016. We can repay all or a portion of the Northern Virginia Construction Loan, without penalty, at any time during the term of the loan.

(4)	Represents the weighted average interest rate on total mortgage debt.

(b) Unsecured Term Loan and Unsecured Revolving Credit Facility

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan and the unsecured revolving credit facility at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Maturity Date	Interest Rate(1)	March 31, 2017	December 31, 2016
Unsecured Term Loan
Tranche A	December 2020	LIBOR + 1.45%	$100,000	$100,000
Tranche B	June 2021	LIBOR + 1.45%	100,000	100,000
Tranche C	December 2022	LIBOR + 1.80%	100,000	100,000
Total			300,000	300,000
Unamortized deferred financing costs			(567)	(596)
Total, net			$299,433	$299,404

Unsecured Revolving Credit Facility
Outstanding borrowings	December 2019(2)	LIBOR + 1.50% (3)	$51,000	$144,000
Unamortized deferred financing costs			(2,242)	(2,445)
Total, net			$48,758	$141,555

(1)
Reflects the interest rate spreads at March 31, 2017. At March 31, 2017, LIBOR was 0.98%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 7(d), Debt – Financial Covenants.

(2)	The maturity date of the unsecured revolving credit facility may be extended for two, six-month terms at our option.

(3)	At March 31, 2017, our outstanding borrowings under the unsecured revolving credit facility had a weighted average interest rate of 2.5%.

During the three months ended March 31, 2017, we repaid $97.0 million of the outstanding balance under the unsecured revolving credit facility. In January 2017, we used the net proceeds from the sale of One Fair Oaks and available cash to repay $14.0 million of the outstanding balance under our unsecured revolving credit facility. In February 2017, we used a portion of the net proceeds from the sale of Plaza 500 to repay $70.0 million of the outstanding balance under our unsecured revolving credit facility. In March 2017, we used our proportionate share of the net proceeds from the sale of Aviation Business Park and Rivers Park I and II to repay $7.0 million of the mortgage loan that encumbered Rivers Park I and II (our proportionate share) and the remainder was used, together with available cash, to repay $13.0 million of the outstanding balance under our unsecured revolving credit facility. During the three months ended March 31, 2017, we borrowed $4.0 million under the unsecured revolving credit facility for general corporate purposes.

For the three months ended March 31, 2017, our weighted average borrowings outstanding under the unsecured revolving credit facility were $96.6 million with a weighted average interest rate of 2.3% compared with weighted average borrowings of $169.5 million and a weighted average interest rate of 1.9% for the three months ended March 31, 2016. Our maximum outstanding borrowings were $144.0 million and $193.0 million during the three months ended March 31, 2017 and 2016, respectively.

As of the date of this filing, we had $51.0 million outstanding and $172.0 million available capacity under the unsecured revolving credit facility. We are required to pay a commitment fee at an annual rate of 0.15% of the unused capacity if our usage exceeds 50% of our total capacity under the revolving credit facility, or 0.25% if our usage does not exceed 50%.

(c) Interest Rate Swap Agreements

At March 31, 2017, we had nine interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.4%, on $240.0 million of our variable rate debt. See note 8, Derivative Instruments, for more information about our interest rate swap agreements.

(d) Financial Covenants

The credit agreement governing our unsecured revolving credit facility and unsecured term loan contains various restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. The agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the agreement to be immediately due and payable.

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of March 31, 2017, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, the 440 First Street, NW Construction Loan and the Northern Virginia Construction Loan.

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at March 31, 2017, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will remain unchanged.

(8) Derivative Instruments

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

At March 31, 2017, we had nine interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.4%, on $240.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

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

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the three months ended March 31, 2017 and 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive losses as an increase to interest expense of $0.4 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we estimated that $0.4 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

(9) Fair Value Measurements

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Balance at March 31, 2017	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$68	$—	$68	$—
Derivative instrument-swap liabilities	378	—	378	—
	Balance at December 31, 2016	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$906	$—	$906	$—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2017 and 2016. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the three months ended March 31, 2017 and 2016.

Interest Rate Derivatives

At March 31, 2017, we had hedged $240.0 million of our variable rate debt through nine interest rate swap agreements. See note 8, Derivative Instruments, for more information about our interest rate swap agreements.

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

Financial Instruments

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and other liabilities, with the exception of any items listed above, approximate their fair values due to their short-term maturities. We determine the fair value of our debt instruments by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the balance sheet date. We deem the fair value measurement of our debt instruments as a Level 2 measurement as we use quoted interest rates for similar debt instruments to value our debt instruments.

The carrying amount and estimated fair value of our debt instruments are as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Financial Liabilities:
Mortgage debt	$298,516	$296,923	$299,407	$300,927
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	51,000	51,000	144,000	144,000
Total	$649,516	$647,923	$743,407	$744,927

(1)	The debt balances exclude a combined total of $5.8 million and $6.2 million of unamortized deferred financing costs at March 31, 2017 and December 31, 2016, respectively.

(10) Equity

In December 2015, our Board of Trustees authorized the redemption of some or all of our 6.4 million outstanding 7.750% Series A Preferred Shares. On January 19, 2016 and April 27, 2016, we used proceeds from dispositions to redeem 2.2 million shares and 3.6 million shares, respectively, of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the applicable dates of redemption. On July 6, 2016, we used proceeds from the repayment of a mezzanine loan to redeem the remaining 0.6 million outstanding shares of our 7.750% Series A Preferred Shares at a redemption price of $25.00 per share, plus accrued dividends up to the date of redemption. The 7.750% Series A Preferred Shares (NYSE: FPO-PA) were delisted from trading on the New York Stock Exchange upon redemption of the remaining 0.6 million outstanding shares on July 6, 2016.

On January 24, 2017, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on February 15, 2017 to common shareholders of record as of February 8, 2017. We record dividends on non-vested share awards as a reduction of shareholders’ equity. Dividends paid on non-vested share awards that subsequently do not vest are recorded as compensation expense in the period in which they are forfeited or expire. For each dividend paid by us on our common shares and, when applicable, preferred shares, the Operating Partnership distributes an equivalent distribution on our common and preferred Operating Partnership units, respectively.

On April 25, 2017, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend will be paid on May 15, 2017 to common shareholders of record as of May 8, 2017.

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

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2016	$436,383	$28,244
Net income	43,145	1,884
Changes in ownership, net	3,076	(2,382)
Distributions to owners	(5,815)	(255)
Other comprehensive income, net	571	25
Balance at March 31, 2017	$477,360	$27,516

	First Potomac Realty Trust	Non-redeemable noncontrolling interests(1)	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2015	$624,528	$800	$625,328	$28,813
Net income (loss)	46	(14)	32	(133)
Changes in ownership, net	(53,145)	—	(53,145)	(1,644)
Distributions to owners	(10,948)	—	(10,948)	(393)
Other comprehensive loss, net	(826)	—	(826)	(36)
Balance at March 31, 2016	$559,655	$786	$560,441	$26,607

(1)
Our 97% owned consolidated joint venture sold Storey Park on July 25, 2016, at which time all assets and liabilities owned by the joint venture were either sold or settled at the time of disposition and the remaining proceeds from the sale were distributed to the joint venture partners in accordance with the terms of the joint venture agreement. See note 6, Dispositions, for more information.

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2017	2016
Beginning balance at January 1,	$(844)	$(2,360)
Net unrealized gain (loss) on derivative instruments	596	(862)
Net (gain) loss attributable to noncontrolling interests	(25)	36
Ending balance at March 31,	$(273)	$(3,186)

(11) Noncontrolling Interests

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at March 31, 2017, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be $26.2 million. At March 31, 2017 and December 31, 2016, we recorded adjustments of $3.7 million and $6.1 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At March 31, 2017, 2,545,602 of the total common Operating Partnership units, or 4.2%, were not owned by us. During the three months ended March 31, 2017, no common Operating Partnership units were redeemed with available cash. During the three months ended March 31, 2016, 38,539 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the three months ended March 31, 2017 or 2016.

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

On August 4, 2011, we formed a joint venture, in which we had a 97% interest, with an affiliate of Perseus Realty, LLC to acquire Storey Park in our Washington, D.C. reporting segment, which was placed into development in August 2013. Storey Park was sold July 25, 2016, at which time all assets and liabilities owned by the joint venture were either sold or settled at the time of disposition and the remaining proceeds from the sale were distributed to the joint venture partners in accordance with the terms of the joint venture agreement. See note 6, Dispositions, for more information.

(12) Share-Based Payments

We record costs related to our share-based compensation based on the grant date fair value calculated in accordance with GAAP. We recognize share-based compensation costs on a straight-line basis over the requisite service period for each award and these costs are recorded within “General and administrative expense” or “Property operating expense” in our consolidated statements of operations based on the employee’s job function.

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. During the first quarter of 2017, we granted a total of 160,349 non-vested time-based common shares to our officers and employees. The time-based awards will vest ratably on an annual basis over a three-year period from the grant date. In February 2017, we granted a total of 257,937 non-vested performance-based common shares to our officers. The number of shares that will be earned under the February 2017 performance-based awards will be determined at the end of 2019, based upon the achievement of specified market performance goals measured over the performance period from January 1, 2017 through December 31, 2019. Of the shares earned, 50% will vest on February 1, 2020 and the remaining earned shares will vest on February 1, 2021. Any shares that are not earned will be forfeited.

We recognized compensation expense associated with all of our non-vested common share awards of $0.8 million and $0.4 million during the three months ended March 31, 2017 and 2016. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of distributions over earnings related to participating securities is shown as a reduction in total earnings attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at March 31, 2017 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	711,374	$9.85
Granted	418,286	8.54
Vested	(80,179)	10.99
Expired	(1,630)	12.38
Forfeited	(991)	11.03
Non-vested at March 31, 2017	1,046,860	$9.23

We value our non-vested time-based share awards at the grant date fair value, which is the market price of our common shares. For the non-vested performance-based common share awards granted in February 2017, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero coupon risk-free rate for the time frame of 0.25 years to 3 years, which ranged from 0.70% to 1.60%, respectively. The volatility used for our common share price in the Monte Carlo Simulation varied between 25.82% and 22.93%. Based on the Monte Carlo Simulation, the weighted average grant date fair value of the February 2017 non-vested performance-based common share awards was $7.11.

As of March 31, 2017, we had $7.6 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 3.2 years.

(13) Segment Information

Our reportable segments consist of four distinct reporting and operational segments within the greater Washington, D.C. region in which we operate: Washington, D.C., Maryland, Northern Virginia and Southern Virginia. We evaluate the performance of our segments based on the operating results of the properties located within each segment, which excludes large non-recurring gains and losses, gains or losses from sale of rental property, interest expense, general and administrative costs, acquisition costs or any other indirect corporate expense to the segments. In addition, the segments do not have significant non-cash items in their operating results other than the impact of straight-line revenue and the amortization of deferred market rents, deferred lease incentives and deferred tenant improvement reimbursements. There are no inter-segment sales or transfers recorded between segments.

The results of operations of our four reporting segments for the three months ended March 31, 2017 and 2016 are as follows (dollars in thousands):

	Three Months Ended March 31, 2017
	Washington, D.C.	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	34	12	19	71
Square feet	917,643	1,886,177	1,168,990	2,023,858	5,996,668
Total revenues	$11,722	$11,235	$7,312	$7,554	$37,823
Property operating expense	(3,139)	(2,657)	(1,956)	(2,206)	(9,958)
Real estate taxes and insurance	(2,292)	(982)	(741)	(646)	(4,661)
Total property operating income	$6,291	$7,596	$4,615	$4,702	23,204
Depreciation and amortization expense					(14,566)
General and administrative					(4,497)
Other income					40,888
Net income					$45,029
Total assets (2)	$443,800	$322,738	$260,564	$159,487	$1,203,997
Capital expenditures(3)	$1,522	$2,350	$2,295	$606	$6,810

	Three Months Ended March 31, 2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	34	14	19	73
Square feet	918,566	1,885,630	1,715,730	2,023,858	6,543,784
Total revenues	$11,290	$11,587	$12,307	$7,513	$42,697
Property operating expense	(2,968)	(3,235)	(3,320)	(2,014)	(11,537)
Real estate taxes and insurance	(2,372)	(929)	(1,297)	(618)	(5,216)
Total property operating income	$5,950	$7,423	$7,690	$4,881	25,944
Depreciation and amortization expense					(15,006)
General and administrative					(4,578)
Other expenses					(6,461)
Net loss					$(101)
Total assets (2)	$468,561	$338,553	$294,480	$166,015	$1,359,943
Capital expenditures(3)	$4,910	$959	$15,757	$897	$22,643

(1)	Redland I within our Maryland reporting segment was placed into redevelopment during March 2017.

(2)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 5, Investment in Affiliates. Corporate assets not allocated to any of our reportable segments totaled $17.4 million and $92.3 million at March 31, 2017 and 2016, respectively.

(3)
Capital expenditures for corporate assets not allocated to any of our reportable segments were immaterial for the three months ended March 31, 2017 and $0.1 million for the three months ended March 31, 2016.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of First Potomac Realty Trust’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis is derived from the consolidated operating results and activities of First Potomac Realty Trust (the “Company”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and included elsewhere in this Quarterly Report on Form 10-Q. See “Special Note About Forward-Looking Statements” above.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of March 31, 2017, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At March 31, 2017, we wholly owned properties totaling 6.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.4 million square feet through two unconsolidated joint ventures. We also owned land that can support 0.4 million square feet of additional development. Our consolidated properties were 92.4% occupied by 372 tenants at March 31, 2017. We did not include the square footage of properties in development or redevelopment, which totaled 0.1 million square feet at March 31, 2017, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of March 31, 2017, our largest tenant was the U.S. Government, which accounted for 14.0% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 20.9% of our total annualized cash basis rent as of March 31, 2017. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Executive Summary

For the three months ended March 31, 2017, net income attributable to common shareholders was $43.1 million, or $0.74 per diluted share, compared with a net loss attributable to common shareholders of $4.1 million, or $0.07 per diluted share, for the three months ended March 31, 2016. The increase in net income for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to a $42.7 million gain on the sale of Plaza 500 and a $3.8 million gain (our proportionate share) on our unconsolidated joint ventures’ sale of Aviation Business Park and Rivers Park I and II, which is reflected in “Equity in Earnings of Affiliates” in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017.

Funds From Operations (“FFO”) available to common shareholders and unitholders increased to $13.9 million for the three months ended March 31, 2017 from $12.8 million for the same period in 2016 due to a decrease in accrued dividends on preferred shares, as well as the $1.9 million write-off of original issuance costs associated with the redemption of 2.2 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”) in the first quarter of 2016. FFO also increased for the three months ended March 31, 2017 compared with the same period in 2016 due to additional income resulting from rent commencement at the NOVA build-to-suit, which was placed in service in August 2016, a decrease in interest expense and an increase in same property net operating income (“Same Property NOI”).

Same Property NOI, FFO and FFO available to common shareholders and unitholders are non-GAAP financial measures. For a description of Same Property NOI, including why we believe our presentation of Same Property NOI is useful and a reconciliation of Same Property NOI to net income (loss), see “Same Property Net Operating Income.” For a description of FFO and FFO available to common shareholders and unitholders, including why we believe our presentation is useful and a reconciliation of FFO and FFO available to common shareholders and unitholders to net income (loss) attributable to common shareholders, see “Funds From Operations.”

Significant Activity

•As previously disclosed, sold One Fair Oaks for net proceeds of $13.3 million in January 2017 and sold Plaza 500 for net proceeds of $72.5 million in February 2017.
•In March 2017, sold Rivers Park I and II and Aviation Business Park, which were owned through unconsolidated joint ventures, for net proceeds based on our ownership interest in the joint ventures of $18.4 million.
•Occupied and leased percentages at March 31, 2017 remained relatively flat at 92.4% and 94.0%, respectively, compared with March 31, 2016.

Properties:

The following sets forth certain information about our properties by segment as of March 31, 2017 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at March 31, 2017	Occupied at March 31, 2017
Office
11 Dupont Circle, NW	1	CBD	151,144	$4,468	77.1%	77.1%
440 First Street, NW	1	Capitol Hill	138,648	4,394	91.9%	85.6%
500 First Street, NW	1	Capitol Hill	129,035	4,638	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,702	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	131,746	3,758	91.2%	91.2%
1401 K Street, NW	1	East End	118,534	3,592	86.9%	77.2%
Total/Weighted Average	6		917,643	28,552	92.0%	89.8%

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	4,319	100.0%	94.6%

Region Total/Weighted Average	7		1,030,774	$32,871	92.9%	90.4%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2017	Occupied at March 31, 2017
Office
Annapolis Business Center	2	Annapolis	101,113	$1,770	100.0%	100.0%
Cloverleaf Center	4	Germantown	173,916	2,649	89.8%	89.8%
Hillside I and II	2	Columbia	87,267	991	87.6%	87.6%
Metro Park North	4	Rockville	191,211	2,963	87.3%	87.3%
Redland II and III(2)	2	Rockville	349,267	9,872	100.0%	100.0%
TenThreeTwenty	1	Columbia	138,944	2,143	93.4%	93.4%
Total Office	15		1,041,718	20,388	94.0%	94.0%

Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	3,997	90.7%	80.5%
Gateway 270 West	6	Clarksburg	252,295	3,243	92.9%	92.9%
Snowden Center	5	Columbia	145,423	2,230	96.0%	96.0%
Total Business Park	18		710,564	9,470	92.6%	88.1%

Total/Weighted Average	33		1,752,282	29,858	93.4%	91.6%

Redevelopment
Redland I (2)	1	Rockville	133,895	—

Region Total/Weighted Average	34		1,886,177	$29,858	93.4%	91.6%

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

(2)
Redland II and III refer to 520 and 530 Gaither Road, respectively. We use the term Redland when collectively referring to Redland I (540 Gaither Road), II and III. Redland I was placed into redevelopment in March 2017.

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2017	Occupied at March 31, 2017
Office
Atlantic Corporate Park	2	Sterling	218,326	$3,983	96.2%	94.8%
NOVA build-to-suit	1	Not Disclosed	167,440	4,050	100.0%	100.0%
Three Flint Hill	1	Oakton	180,699	3,721	96.2%	96.2%
1775 Wiehle Avenue	1	Reston	129,982	2,984	95.5%	95.5%
Total Office	5		696,447	14,738	97.0%	96.5%

Business Park
Sterling Park Business Center(2)	7	Sterling	472,543	4,393	92.1%	86.9%

Total Consolidated	12		1,168,990	19,131	95.0%	92.6%

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,197	8,884	100.0%	100.0%

Region Total/Weighted Average	14		1,495,187	$28,015	96.1%	94.2%

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

(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at March 31, 2017	Occupied at March 31, 2017
Office
Greenbrier Towers	2	Chesapeake	171,766	$1,866	87.1%	85.2%

Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	861	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,461	11,904	95.7%	94.5%
Greenbrier Business Park(3)	4	Chesapeake	411,237	4,670	94.0%	94.0%
Norfolk Commerce Park(4)	3	Norfolk	261,674	2,718	96.1%	96.1%
Total Business Park	17		1,852,092	20,153	95.6%	94.9%

Region Total/Weighted Average	19		2,023,858	$22,019	94.9%	94.1%

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

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At March 31, 2017, we owned developable land that can accommodate 0.4 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million in the Maryland reporting segment, 0.2 million in the Northern Virginia reporting segment and 0.1 million in the Southern Virginia reporting segment.

In March 2017, the sole tenant of 540 Gaither Road at Redland (“Redland I”) exercised its early termination option and vacated the 133,895 square-foot building, which is located in our Maryland reporting segment. Upon the tenant vacating Redland I, the building was placed into redevelopment. At March 31, 2017, our total investment in the building under redevelopment was $23.6 million, which included the $23.0 million total original cost basis of the building and land. The majority of costs incurred as of March 31, 2017 in excess of the original cost basis of the building and land related to site planning and design costs. We currently anticipate spending $4.6 million on the building redevelopment, which excludes anticipated tenant improvements of $5.4 million and leasing commissions of $1.9 million. We currently expect to complete the building redevelopment in the third quarter of 2017; however, we can provide no assurances regarding the timing, cost or results of the project.

During the first quarter of 2017, we did not place in-service any completed development or redevelopment space. At March 31, 2017, we did not have any completed development or redevelopment space that had yet to be placed in-service.

Lease Expirations

At March 31, 2017, 10.8% of our annualized cash basis rent was scheduled to expire during the next twelve months, and 9.3% of our annualized cash basis rent was scheduled to expire during the remainder of 2017, which includes 4.7% of our annualized cash basis rent that is related to the Bureau of Prisons (whose lease is scheduled to expire in July 2017). The Bureau of Prisons fully leases 500 First Street, NW in our Washington, D.C. reporting segment and was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which is set to expire in July 2017, and we believe there is a likelihood that the tenant will elect to further extend the expiration date of the lease due to potential short-term delays in relocating to its new space; however, we can provide no assurances regarding the length of such extension or that such extension will occur at all. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property. We expect replacement rents on leases expiring during the remainder of 2017 to increase slightly on a cash basis relative to the current rental rates being paid by tenants.

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

During the first quarter of 2017, we had a tenant retention rate of 32% and we experienced negative net absorption of 116,000 square feet. The low retention rate and negative net absorption were due to the lease termination of the Department of Health and Human Services at Redland I, who was the sole tenant of the 133,895 square-foot building. We have begun repositioning Redland

I, as the building was placed into redevelopment in March 2017. In addition, during the second quarter of 2016, we re-leased two floors at Redland I, which totaled 45,000 square feet, or approximately 34.0% of the building’s total square footage. We anticipate that the new tenant at Redland I will take occupancy in early 2018; however, we can provide no assurances regarding the timing of when the tenant will take occupancy. After reflecting all of the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases for the three months ended March 31, 2017 increased 4.6% on a U.S. generally accepted accounting principles (“GAAP”) basis, compared with the expiring leases. During the first quarter of 2017, we executed new leases for 74,000 square feet, with the majority of the new leases (based on square footage) containing rent escalations. After reflecting all leases on a triple-net basis to allow for comparability, the weighted average rental rate of our new leases increased 2.3% on a GAAP basis, compared with expiring leases.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the three months ended March 31, 2017:

	New	Renewal
Tenant improvements (per rentable square foot)	$32.61	$5.37
Leasing commissions (per rentable square foot)	$13.69	$2.21

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of March 31, 2017, assuming no tenant exercises renewal options or early termination rights (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
2017(4)	35	385,619	7.0%	$9,232	9.3%	$23.94
2018	62	647,263	11.7%	9,209	9.2%	14.23
2019	61	755,009	13.7%	10,921	11.0%	14.47
2020	56	930,021	16.9%	15,162	15.2%	16.30
2021	48	496,315	9.0%	7,338	7.4%	14.79
2022	49	583,478	10.6%	9,099	9.1%	15.59
2023	18	487,062	8.8%	11,429	11.5%	23.47
2024	22	418,829	7.6%	8,446	8.5%	20.16
2025	14	243,297	4.4%	4,491	4.5%	18.46
2026	12	142,806	2.6%	3,180	3.2%	22.27
Thereafter	26	422,913	7.7%	11,054	11.1%	26.14
Total / Weighted Average	403	5,512,612	100.0%	$99,561	100.0%	$18.06

(1)	We classify leases that expired or were terminated on the last day of the year as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents annualized cash basis rent at March 31, 2017, divided by the square footage of the expiring leases.

(4)	Includes the contractual expiration of the Bureau of Prisons at 500 First Street, NW on July 31, 2017.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP that require us to make certain estimates and assumptions. Critical accounting policies and estimates are those that require subjective or complex judgments and are the policies and estimates that we deem most important to the portrayal of our financial condition, results of operations and cash flows. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016

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

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented. The Non-Comparable Properties are comprised of the following properties:

•
Plaza 500, which was sold in February 2017; One Fair Oaks, which was sold in January 2017; Storey Park, a development site that was located in our Washington, D.C. reporting segment and was owned by a 97% consolidated joint venture, which was sold in July 2016; and the NOVA Non-Core Portfolio, which was comprised of eight properties and was sold in March 2016. For the Results of Operations discussion below with respect to the comparison of the three months ended March 31, 2017 and 2016, these eleven properties are collectively referred to as the “Disposed Properties”.

•	Redland I, which was placed into redevelopment on March 23, 2017.

•	The NOVA build-to-suit, which was fully placed in-service during the third quarter of 2016.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

Assuming no additional property acquisitions or dispositions during the remainder of 2017, we expect rental revenues, tenant reimbursement and other revenues, property operating expense, real estate taxes and insurance expense and depreciation expense to all decrease in 2017 compared with 2016 due to the sale of the Disposed Properties. If additional dispositions or acquisitions occur, such expected increases or decreases could materially change.

Total Revenues

Total revenues are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Rental	$30,818	$33,844	$(3,026)	(9)%
Tenant reimbursements and other	$7,005	$8,853	$(1,848)	(21)%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue, the amortization of deferred lease incentive costs and deferred tenant improvement reimbursement revenue, and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue decreased $3.0 million for the three months ended March 31, 2017 compared with the same period in 2016. For the Comparable Portfolio, rental revenue increased $0.7 million for the three months ended March 31, 2017 compared with the same period in 2016 due to higher rental rates on new and renewal leases, while total occupancy remained relatively flat for the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 92.1% and 92.3% for the three months ended March 31, 2017 and 2016, respectively. Rental revenue for the Non-Comparable Properties decreased $3.7 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the following:

•a $4.7 million decrease from the Disposed Properties; and
•a $1.0 million increase from the NOVA build-to-suit.

Rental revenue increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in rental revenue:
Three months ended March 31, 2017 compared with the same period in 2016	$450	$61	$(3,616)	$79	$(3,026)

The significant decrease within the Northern Virginia reporting segment primarily relates to the Disposed Properties.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues, such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $1.8 million for the three months ended March 31, 2017 compared with the same period in 2016. For the Comparable Portfolio, tenant reimbursements and other revenues decreased $0.5 million for the three months ended March 31, 2017 compared with the same period in 2016 due to a reduction of snow and ice removal reimbursements associated with a decrease in the related expense. Tenant reimbursements and other revenues for the Non-Comparable Properties decreased $1.3 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the following:

•	a $1.6 million decrease from the Disposed Properties; and

•	a $0.3 million increase from the NOVA build-to-suit.

Tenant reimbursements and other revenues decreased for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Decrease in tenant reimbursements and other revenues:
Three months ended March 31, 2017 compared with the same period in 2016	$(18)	$(413)	$(1,379)	$(38)	$(1,848)

Total Property Expenses

Total property expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Property operating	$9,958	$11,537	$(1,579)	(14)%
Real estate taxes and insurance	$4,661	$5,216	$(555)	(11)%

Property Operating Expenses

Property operating expenses decreased $1.6 million for the three months ended March 31, 2017 compared with the same period in 2016. For the Comparable Portfolio, property operating expenses decreased $0.1 million for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to a decrease in snow and ice removal costs. Property operating expenses for the Non-Comparable Properties decreased $1.5 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the following:

•	a $1.7 million decrease from the Disposed Properties;

•	a $0.1 million decrease from Redland I; and

•	a $0.3 million increase from the NOVA build-to-suit.

Property operating expenses increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in property operating expenses:
Three months ended March 31, 2017 compared with the same period in 2016	$171	$(578)	$(1,364)	$192	$(1,579)

Real Estate Taxes and Insurance Expense

Real estate taxes and insurance expense decreased $0.6 million for the three months ended March 31, 2017 compared with the same period in 2016. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million for the three months ended March 31, 2017 compared with the same period in 2016 due to higher real estate tax assessments primarily for properties in Washington, D.C. Real estate taxes and insurance expense for the Non-Comparable Properties decreased $0.8 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the Disposed Properties.

Real estate taxes and insurance expense (decreased) increased for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
(Decrease) increase in real estate taxes and insurance expense:
Three months ended March 31, 2017 compared with the same period in 2016	$(80)	$53	$(556)	$28	$(555)

Other Operating Expenses

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
General and administrative	$4,497	$4,578	$(81)	(2)%

General and administrative expenses decreased $0.1 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to a decrease in salary expenses, marketing costs and other overhead reductions. We currently anticipate that general and administrative expenses for the remainder of 2017 will increase compared with 2016 due to an increase in share-based compensation costs.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Depreciation and amortization	$14,566	$15,006	$(440)	(3)%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $0.4 million for the three months ended March 31, 2017 compared with the same period in 2016. For the Comparable Portfolio, depreciation and amortization decreased $0.1 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the full amortization of certain lease-level assets. Depreciation and amortization expense for the Non-Comparable Properties decreased $0.3 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the following:

•	a $1.0 million decrease from the Disposed Properties; and
•a $0.7 million increase from the NOVA build-to-suit.

Other Expenses (Income)

Interest expense is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Interest expense	$6,344	$6,816	$(472)	(7)%

Interest expense decreased $0.5 million for the three months ended March 31, 2017 compared with the same period in 2016 due to a lower average outstanding debt balance and the maturity of two swaps that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of our variable-rate debt in July 2016. For the three months ended March 31, 2017, our aggregate weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $396.6 million, with a weighted average interest rate of 2.34% compared with aggregate weighted average borrowings of $469.5 million with a weighted average interest rate of 1.96% for the same period in 2016.

We anticipate interest expense will slightly decrease for the remainder of 2017 compared with 2016 due to repayments of outstanding debt and the July 2017 maturity of $147.5 million of interest rate swaps that together fix LIBOR at a weighted average interest rate of 1.5%, which are anticipated to be partially offset by a higher LIBOR. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

Interest and other income are summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Interest and other income	$210	$1,003	$(793)	(79)%

Interest and other income decreased $0.8 million for the three months ended March 31, 2017 compared with the same period in 2016. On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $34.0 million and paid an exit fee upon the loan’s prepayment. The loan required monthly interest-only payments and had a fixed interest rate of 9.75%.

We anticipate that interest and other income will decrease for the remainder of 2017 compared with 2016 as a result of the reduction in interest income from the prepayment of the $34.0 million 950 F Street, NW mezzanine loan in June 2016.

Equity in earnings of affiliates is summarized as follows:

	Three Months Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Equity in earnings of affiliates	$4,223	$555	$3,668	661%

Equity in earnings of affiliates reflects our aggregate ownership interest in the operating results of the properties in which we do not have a controlling interest.

On March 7, 2017, three of our unconsolidated joint ventures collectively sold Aviation Business Park and Rivers Park I and II, which are all located in Maryland. Based on our percentage ownership of the joint ventures, our share of gross proceeds from the sale totaled $19.0 million, which generated $18.4 million of net proceeds. We used the net proceeds from the sale to repay $7.0 million (our proportionate share) of mortgage debt encumbering Rivers Park I and II, and the remainder was used to repay a portion of the outstanding balance under our unsecured revolving credit facility.

Equity in earnings of affiliates increased $3.7 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to recognizing a $3.8 million (our proportionate share) gain on the sale of Aviation and Rivers Park I and II. We have had, and will have, no continuing involvement in the ownership decisions of any of the unconsolidated joint ventures’ disposed properties subsequent to their disposal. For more information about our unconsolidated joint ventures’ disposed properties, see note 5, Investment in Affiliates, in the notes to our condensed consolidated financial statements.

(Gain) loss on sale of rental property is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
(Gain) loss on sale of rental property	$(42,799)	$1,155

On February 17, 2017, we sold Plaza 500, a 502,830 square-foot industrial property located in Northern Virginia, for gross proceeds of $75.0 million, which generated net proceeds of $72.5 million, and we recorded a $42.7 million gain on sale. We used a portion of the net proceeds from the sale to repay $70.0 million of the outstanding balance under our unsecured revolving credit facility.

On January 9, 2017, we sold One Fair Oaks, a 214,214 square-foot office building located in Northern Virginia, for gross proceeds of $13.7 million, which generated net proceeds of $13.3 million, and we recorded a $0.1 million gain on sale. We used the net proceeds from the sale, together with available cash, to repay $14.0 million of the outstanding balance under our unsecured revolving credit facility.

On March 25, 2016, we sold the NOVA Non-Core Portfolio for net proceeds of $90.5 million, and we recorded a $1.2 million loss on the sale in the first quarter of 2016.

We have had, and will have, no continuing involvement with these properties subsequent to their disposal. For more information about our disposed properties, see note 6, Dispositions, in the notes to our condensed consolidated financial statements.

Loss on debt extinguishment is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Loss on debt extinguishment	$—	$48

On March 1, 2016 we used available cash to defease the $0.2 million outstanding balance of the mortgage loan encumbering Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and was sold on March 25, 2016. In connection with the defeasance, we incurred $48 thousand of extinguishment charges for the three months ended March 31, 2016.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net (income) loss attributable to noncontrolling interests	$(1,884)	$147

Net (income) loss attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. We had net income of $43.1 million for the three months ended March 31, 2017 and a net loss, less preferred dividends, of $4.2 million for the three months ended March 31, 2016. The weighted average percentage of the common Operating Partnership units held by third parties was 4.2% and 4.3% for the three months ended March 31, 2017 and 2016, respectively.

Prior to the sale of Storey Park on July 25, 2016, we consolidated the operating results of one joint venture, which owned Storey Park, and we recognized our joint venture partner’s percentage of gains or losses within net (income) loss attributable to noncontrolling interests. The joint venture partner’s aggregate share of earnings in the operating results of our consolidated joint venture was immaterial for the three months ended March 30, 2016.

Same Property Net Operating Income

Same Property NOI, defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (real estate taxes, property operating and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net income (loss) calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net income (loss) is presented below. The Same Property NOI results exclude the collection of termination fees, as these items vary significantly period-over-period, thus impacting trends and comparability. Also, Same Property NOI includes a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes. We eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016

Reconciliation of Same Property NOI for Our Reporting Segments

The following table provides a reconciliation of our Same Property NOI for our reporting segments to our consolidated net income (loss) for the three months ended March 31, 2017 and 2016 and provides a basis for our discussion of total Same Property NOI for the three months ended March 31, 2017 compared with the same period in 2016. A detailed discussion of each reporting segment’s Same Property NOI results for the three months ended March 31, 2017 and 2016 follows this table.

CONSOLIDATED

(dollars in thousands)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Same Property(1)
Revenues:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Rental	$28,471	$2,347	$30,818	$27,779	$6,065	$33,844	$692	2.5
Tenant reimbursements and other(3)	6,187	818	7,005	6,655	2,198	8,853	(468)	(7.0)
Total revenues	34,658	3,165	37,823	34,434	8,263	42,697	224	0.7
Operating expenses:
Property(4)	8,997	961	9,958	9,221	2,316	11,537	(224)	(2.4)
Real estate taxes and insurance	4,358	303	4,661	4,171	1,045	5,216	187	4.5
Total operating expenses	13,355	1,264	14,619	13,392	3,361	16,753	(37)	(0.3)
Net operating income	$21,303	$1,901	23,204	$21,042	$4,902	25,944	$261	1.2

General and administrative expenses			(4,497)			(4,578)
Depreciation and amortization			(14,566)			(15,006)
Total other expenses (income)			40,888			(6,461)
Net income (loss)			$45,029			$(101)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Same Property(1)
Net Operating Income by Segment:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Washington, D.C.	$6,347	$(56)	$6,291	$6,191	$(241)	$5,950	$156	2.5
Maryland	6,878	718	7,596	6,620	803	7,423	258	3.9
Northern Virginia	3,283	1,332	4,615	3,190	4,500	7,690	93	2.9
Southern Virginia	4,795	(93)	4,702	5,041	(160)	4,881	(246)	(4.9)
Total	$21,303	$1,901	$23,204	$21,042	$4,902	$25,944	$261	1.2

	Weighted Average Occupancy for the Three Months Ended March 31,
	2017	2016
Same Properties	92.1%	92.3%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the three months ended March 31, 2017 and 2016 exclude the operating results of all disposed properties and the results of the following non-same properties that were owned as of March 31, 2017: Redland I and the NOVA build-to-suit.

(2)
Includes property operating results for Redland I, the NOVA build-to-suit and all properties that were disposed of prior to March 31, 2017. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(3)	Excludes termination fee income for comparative purposes.

(4)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI increased $0.3 million for the three months ended March 31, 2017 compared with the same period in 2016. Total same property revenues increased $0.2 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to an increase in rental rates on new and renewal leases, partially offset by a decrease in snow and ice removal cost recoveries. Total same property operating expenses decreased slightly for the three months ended March 31, 2017 compared with the same period in 2016 due to a decrease in snow and ice removal costs and an increase in anticipated bad debt reserves, which were partially offset by an increase in real estate taxes due to higher real estate tax assessments at certain properties.

Washington, D.C.
	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Number of buildings(1)	6	6	—	—
Same property revenues
Rental	$9,149	$8,699	$450	5.2
Tenant reimbursements and other(2)	2,532	2,551	(19)	(0.7)
Total same property revenues	11,681	11,250	431	3.8
Same property operating expenses
Property(3)	3,043	2,913	130	4.5
Real estate taxes and insurance	2,291	2,146	145	6.8
Total same property operating expenses	5,334	5,059	275	5.4
Same Property NOI	$6,347	$6,191	$156	2.5

	Weighted Average Occupancy for the Three Months Ended March 31,
	2017	2016
Same Properties	90.3%	88.1%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties increased $0.2 million for the three months ended March 31, 2017 compared with the same period in 2016. For the three months ended March 31, 2017, total same property revenues increased $0.4 million compared with the same period in 2016 due to an increase in occupancy at certain Washington, D.C. properties. Total same property operating expenses increased by $0.3 million for the three months ended March 31, 2017 compared with the same period in 2016 due to an increase in anticipated bad debt reserves and an increase in real estate tax expenses due to higher real estate tax assessments.

Maryland
	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Number of buildings(1)	33	33	—	—
Same property revenues
Rental	$8,599	$8,453	$146	1.7
Tenant reimbursements and other(2)	1,607	1,955	(348)	(17.8)
Total same property revenues	10,206	10,408	(202)	(1.9)
Same property operating expenses
Property(3)	2,433	2,958	(525)	(17.7)
Real estate taxes and insurance	895	830	65	7.8
Total same property operating expenses	3,328	3,788	(460)	(12.1)
Same Property NOI	$6,878	$6,620	$258	3.9

	Weighted Average Occupancy for the Three Months Ended March 31,
	2017	2016
Same Properties	91.3%	91.6%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of March 31, 2017: Redland I.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties increased $0.3 million for the three months ended March 31, 2017 compared with the same period in 2016. Total same property revenues decreased $0.2 million for the three months ended March 31, 2017 compared with the same period in 2016 due to a decrease in snow and ice removal cost recoveries, partially offset by an increase in rental revenue due to higher rental rates on new and renewal leases. Total same property operating expenses decreased $0.5 million for the three months ended March 31, 2017 compared with the same period in 2016 due to a decrease in snow and ice removal costs.

Northern Virginia
	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Number of buildings(1)	11	11	—	—
Same property revenues
Rental	$4,336	$4,319	$17	0.4
Tenant reimbursements and other(2)	881	945	(64)	(6.8)
Total same property revenues	5,217	5,264	(47)	(0.9)
Same property operating expenses
Property(3)	1,406	1,494	(88)	(5.9)
Real estate taxes and insurance	528	580	(52)	(9.0)
Total same property operating expenses	1,934	2,074	(140)	(6.8)
Same Property NOI	$3,283	$3,190	$93	2.9

	Weighted Average Occupancy for the Three Months Ended March 31,
	2017	2016
Same Properties	91.3%	93.0%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of March 31, 2017: the NOVA build-to-suit.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties increased $0.1 million for the three months ended March 31, 2017 compared with the same period in 2016. Total same property revenues slightly decreased for the three months ended March 31, 2017 compared with the same period in 2016 due to a decrease in snow and ice removal cost recoveries. Total same property operating expenses decreased $0.1 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to a decrease in snow and ice removal costs and a decrease in real estate tax expense due to lower tax assessments.

Southern Virginia
	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Number of buildings(1)	19	19	—	—
Same property revenues
Rental	$6,387	$6,308	$79	1.3
Tenant reimbursements and other(2)	1,167	1,204	(37)	(3.1)
Total same property revenues	7,554	7,512	42	0.6
Same property operating expenses
Property(3)	2,115	1,856	259	14.0
Real estate taxes and insurance	644	615	29	4.7
Total same property operating expenses	2,759	2,471	288	11.7
Same Property NOI	$4,795	$5,041	$(246)	(4.9)

	Weighted Average Occupancy for the Three Months Ended March 31,
	2017	2016
Same Properties	94.1%	94.4%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties decreased $0.2 million for the three months ended March 31, 2017 compared with the same period in 2016. Total same property revenues slightly increased for the three months ended March 31, 2017 compared with the same period in 2016 due to an increase in rental rates on new and renewal leases. Total same property operating expenses increased $0.3 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to an increase in snow and ice removal costs.

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

On January 9, 2017, we sold One Fair Oaks, a vacant 214,214 square-foot office building located in Northern Virginia, and used the $13.3 million net proceeds from the sale, together with available cash, to repay $14.0 million of the outstanding balance under the unsecured revolving credit facility. In February 2017, we sold Plaza 500, a 502,830 square-foot industrial property located in Northern Virginia, and used a portion of the net proceeds to repay $70.0 million of the outstanding balance under the unsecured revolving credit facility. In March 2017, we used our proportionate share of the net proceeds from the sale of Aviation Business Park and Rivers Park I and II to repay $7.0 million (our proportionate share) of the mortgage loan that encumbered Rivers Park I and II, and the remainder was used, together with available cash, to repay $13.0 million of the outstanding balance under our unsecured revolving credit facility.

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

As of the date of this filing, we had $51.0 million outstanding and $172.0 million available under the unsecured revolving credit facility. In the next 12 months, we have a $32.2 million construction loan and a $62.9 million fixed-rate loan maturing and we are currently contemplating whether to refinance or to repay the loans at the time of their maturity. For a list of principal debt balances and their maturity dates, as well as a reconciliation of our borrowings to the net debt balances presented in our consolidated balance sheets, see note 7, Debt, in the notes to our condensed consolidated financial statements.

Over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, through debt and equity markets, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and our ability to access the debt and equity markets could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, 10.8% of our annualized cash basis rent is scheduled to expire during the next twelve months (which includes 4.7% of our annualized cash basis rent that is related to the Bureau of Prisons at 500 First Street, NW) and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

The Bureau of Prisons, which fully leases 500 First Street, NW in Washington, D.C., was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons, which is set to expire in July 2017, and we believe there is a likelihood that the tenant will elect to further extend the expiration date of the lease due to potential short-term delays in relocating to its new space; however, we can provide no assurances regarding the length of such extension or that such extension will occur at all. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which includes repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of March 31, 2017, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan, the 440 First Street, NW Construction Loan and the Northern Virginia Construction Loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at March 31, 2017 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loans

Covenants	Quarter Ended March 31, 2017	Covenant
Consolidated Total Leverage Ratio(1)	47.4%	≤ 60%
Tangible Net Worth(1)	$772,118	≥ $601,202
Fixed Charge Coverage Ratio(1)	3.02x	≥ 1.50x
Maximum Dividend Payout Ratio	40.9%	≤ 95%

Restricted Indebtedness:
Maximum Secured Debt	23.2%	≤ 40%
Unencumbered Pool Leverage(1)	41.9%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.28x	≥ 1.75x

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

Consolidated cash flow information is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	Change
Net cash provided by operating activities	$9,074	$13,950	$(4,876)
Net cash provided by investing activities	90,244	68,104	22,140
Net cash used in financing activities	(100,193)	(80,432)	(19,761)

Net cash provided by operating activities decreased $4.9 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to a decrease in net operating income due to property dispositions during 2016 and the first quarter of 2017. In addition, there was an increase in deferred costs for the three months ended March 31, 2017 compared with the same period in 2016.

Net cash provided by investing activities increased $22.1 million for the three months ended March 31, 2017 compared with the same period in 2016. During the three months ended March 31, 2017, we received aggregate net proceeds of $85.8 million from the sales of Plaza 500 and One Fair Oaks. In addition, we received $11.3 million of distributions from three of our unconsolidated joint ventures, which primarily represented our proportionate share of the net proceeds from the combined sale of Aviation Business Park and Rivers Park I and II. During the three months ended March 31, 2016, we received aggregate net proceeds of $90.5 million from the sale of the NOVA Non-Core Portfolio. The increase in cash provided by investing activities for the three months ended March 31, 2017 compared with the same period in 2016 was also related to a $15.8 million combined decrease in cash used for construction activities and additions to rental property and furniture, fixtures and equipment, which was primarily driven by a decrease in costs incurred for the NOVA build-to-suit, which was placed in-service in August 2016.

Net cash used in financing activities increased $19.8 million for the three months ended March 31, 2017 compared with the same period in 2016. We issued $4.0 million of debt and repaid $97.9 million of outstanding debt during the three months ended March 31, 2017 compared with the issuance of $80.2 million of debt and the repayment of $93.1 million of outstanding debt during the three months ended March 31, 2016. In addition, during the three months ended March 31, 2016, we used cash from dispositions to redeem 2.2 million 7.750% Series A Preferred Shares with a total face value of $55.0 million, and we paid preferred dividends of $2.8 million on the remainder of our outstanding 7.750% Series A Preferred Shares, which were fully redeemed during the second and third quarters of 2016. Dividends to common shareholders decreased $2.9 million for the three months ended March 31, 2017 compared with the same period in 2016 due to a reduction of our quarterly dividend rate from $0.15 per common share to $0.10 per common share, which was effective for dividends paid on and after May 16, 2016.

Contractual Obligations

As of March 31, 2017, we had contractual construction in progress obligations, which included amounts accrued at March 31, 2017, of $6.1 million. The amount of contractual construction in progress obligations are primarily related to the redevelopment of Redland I at 540 Gaither Road and the development of a café pavilion amenity at Redland, which are located in our Maryland reporting segment. As of March 31, 2017, we had contractual rental property and furniture, fixtures and equipment obligations of $7.1 million outstanding, which included amounts accrued at March 31, 2017. The amount of contractual rental property and furniture, fixtures and equipment obligations at March 31, 2017 included costs for various properties across our reporting segments, including significant capital improvements at 1401 K Street, NW, which is located in our Washington, D.C. reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of March 31, 2017, we remained liable to those local municipalities for $2.2 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of March 31, 2017.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and, when applicable, preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of March 31, 2017, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests that are owned by unrelated parties. In 2016, we redeemed all of our outstanding 7.750% Series A Preferred Shares and now only have common shares and Operating Partnership common units outstanding. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, our management team recommends a distribution amount that must then be approved by our Board of Trustees in its sole discretion. The amount of future distributions will be at the discretion of our Board of Trustees and will be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended; and (iv) such other factors as the Board of Trustees deems relevant. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “—Financial Covenants” above for additional information regarding the financial covenants, as well as “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Dividends

On January 24, 2017, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend was paid on February 15, 2017 to common shareholders of record as of February 8, 2017.

On April 25, 2017, we declared a dividend of $0.10 per common share, equating to an annualized dividend of $0.40 per common share. The dividend will be paid on May 15, 2017 to common shareholders of record as of May 8, 2017.

Funds From Operations

FFO, which is a non-GAAP measure used by many investors and analysts that follow the public real estate industry, represents net income (computed in accordance with GAAP), excluding (gains) losses on sales of rental property and impairments of rental property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We also exclude from our FFO calculation, the impact related to third parties from our consolidated joint venture. FFO available to common shareholders and unitholders is calculated as FFO less accumulated dividends on our preferred shares for the applicable periods presented. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may differ from the methodology for calculating FFO, or similarly titled measures, utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

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

Our presentation of FFO in accordance with NAREIT’s definition should not be considered as an alternative to net income (loss) attributable to common shareholders (computed in accordance with GAAP) as an indicator of our financial performance.

The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO and FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common shareholders	$43,145	$(4,106)
Add: Depreciation and amortization:
Rental property	14,566	15,006
Unconsolidated joint ventures	870	881
(Gain) loss on sale of rental property	(42,799)	1,155
Gain on sale of rental property owned through unconsolidated joint ventures(1)	(3,797)	—
Net income (loss) attributable to noncontrolling interests in the Operating Partnership	1,884	(133)
FFO available to common shareholders and unitholders	13,869	12,803
Dividends on preferred shares	—	2,248
Issuance costs of redeemed preferred shares (2)	—	1,904
FFO	$13,869	$16,955
Weighted average common shares and Operating Partnership units outstanding – basic	60,181	60,149
Weighted average common shares and Operating Partnership units outstanding – diluted	60,452	60,234

(1)
Reflects our proportionate share of the gain on sale of Aviation Business Park and Rivers Park I and II, which were sold by the unconsolidated joint ventures that owned the respective properties in March 2017. For more information, see note 5, Investment in Affiliates, in the notes to our condensed consolidated financial statements.

(2)	Represents original issuance costs associated with the 7.750% Series A Preferred Shares that were redeemed during the three months ended March 31, 2016.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. In the normal course of business, we are exposed to the effect of interest rate changes. We have historically entered into derivative agreements to mitigate our exposure to unexpected changes in interest. Market risk refers to the risk of loss from adverse changes in market interest rates. We periodically use derivative financial instruments to seek to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We intend to enter into derivative agreements only with counterparties that we believe have a strong credit rating to mitigate the risk of counter-party default or insolvency.

We had $649.5 million of debt outstanding at March 31, 2017, of which $231.7 million was fixed-rate debt and $240.0 million was hedged variable-rate debt. The remainder of our debt, $177.8 million, was unhedged variable-rate debt that consisted of $51.0 million under the unsecured revolving credit facility, $60.0 million under the unsecured term loan, a $32.2 million outstanding balance under the 440 First Street, NW Construction Loan and a $34.6 million outstanding balance under the Northern Virginia Construction Loan. At March 31, 2017, the 440 First Street, NW Construction Loan had a contractual interest rate of LIBOR plus 2.50%, and the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At March 31, 2017, LIBOR was 0.98%. A change in interest rates of 100 basis points would result in an increase or decrease of $1.8 million in interest expense on our unhedged variable rate debt on an annualized basis.

Our gross debt balances exclude a total of $5.8 million of unamortized deferred financing costs at March 31, 2017.

The table below summarizes our interest rate swap agreements as of March 31, 2017 (dollars in thousands):

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

For fixed-rate debt, changes in interest rates generally affect the fair value of our debt but not our earnings or cash flow. See note 9, Fair Value Measurements, in the notes to our condensed consolidated financial statements for more information on the fair value of our debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of March 31, 2017, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

As of March 31, 2017, there were no material changes to our risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the three months ended March 31, 2017. No common Operating Partnership units were redeemed during the three months ended March 31, 2017,

Issuer Purchases of Equity Securities

During the three months ended March 31, 2017, certain employees surrendered common shares owed by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of our common share repurchases during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2017 through January 31, 2017	—	$—	—	—
February 1, 2017 through February 28, 2017	22,245	10.43	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
Total	22,245	$10.43	—	—

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

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

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: April 27, 2017	/s/ Robert Milkovich
Robert Milkovich
President, Chief Executive Officer and Chief Operating Officer

Date: April 27, 2017	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President, Chief Financial Officer and Treasurer