Form 10-Q
period 2017-06-30
FIRST POTOMAC REALTY TRUST
filed 2017-07-28
CIK 1254595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 27, 2017, there were 58,740,715 common shares, par value $0.001 per share, outstanding.

FIRST POTOMAC REALTY TRUST
FORM 10-Q

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding the pending merger transaction with Government Properties Income Trust (“GOV”) and the timing of such transaction, and the timing of future tenant occupancies, within the meaning of the federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Potomac Realty Trust (the “Company”), are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Certain factors that could cause actual results, performance or achievements to differ materially from the Company’s expectations include, among others, the following:

•	changes in general or regional economic conditions;

•	the Company’s ability to obtain the required shareholder approval to consummate the pending merger transaction with GOV;

•	the Company’s or GOV’s ability to consummate the pending merger transaction and the risks associated therewith;

•	the outcome of any legal proceedings that may be instituted against the Company and others related to the merger agreement in connection with the pending merger transaction;

•	the Company’s ability to timely lease or re-lease space at current or anticipated rents;

•	changes in interest rates;

•	changes in operating costs;

•	the Company’s ability to manage its current debt levels and repay or refinance its indebtedness upon maturity or other required payment dates;

•	the Company’s ability to maintain financial covenant compliance under its debt agreements;

•	the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	the Company’s ability to obtain debt and/or financing on attractive terms, or at all; and

•
other risks detailed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Rental property, net	$1,021,168	$1,059,272
Assets held-for-sale	—	13,176
Cash and cash equivalents	14,489	14,144
Escrows and reserves	2,518	1,419
Accounts and other receivables, net of allowance for doubtful accounts of $699 and $655, respectively	5,621	6,892
Accrued straight-line rents, net of allowance for doubtful accounts of $119 and $414, respectively	48,134	42,745
Investment in affiliates	41,363	49,392
Deferred costs, net	40,442	42,712
Prepaid expenses and other assets	4,137	5,389
Intangible assets, net	22,622	25,106
Total assets	$1,200,494	$1,260,247
Liabilities:
Mortgage loans, net	$271,720	$296,212
Unsecured term loan, net	299,462	299,404
Unsecured revolving credit facility, net	73,958	141,555
Accounts payable and other liabilities	44,137	43,904
Accrued interest	1,429	1,537
Rents received in advance	6,336	6,234
Tenant security deposits	4,848	4,982
Deferred market rent, net	1,641	1,792
Total liabilities	703,531	795,620

Noncontrolling interests in the Operating Partnership	28,637	28,244
Equity:
Common shares, $0.001 par value per share, 150,000 shares authorized; 58,741 and 58,319 shares issued and outstanding, respectively	59	58
Additional paid-in capital	915,758	913,367
Accumulated other comprehensive loss	(27)	(844)
Dividends in excess of accumulated earnings	(447,464)	(476,198)
Total equity	468,326	436,383
Total liabilities, noncontrolling interests and equity	$1,200,494	$1,260,247
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental	$29,360	$31,554	$60,178	$65,398
Tenant reimbursements and other	6,028	6,939	13,034	15,792
Total revenues	35,388	38,493	73,212	81,190
Operating expenses:
Property operating	8,350	8,543	18,307	20,080
Real estate taxes and insurance	4,459	4,920	9,120	10,136
General and administrative	6,214	4,305	10,712	8,884
Depreciation and amortization	13,845	15,141	28,411	30,147
Impairment of rental property	—	2,772	—	2,772
Total operating expenses	32,868	35,681	66,550	72,019
Operating income	2,520	2,812	6,662	9,171
Other expenses (income)
Interest expense	6,053	6,568	12,397	13,384
Interest and other income	(228)	(1,101)	(437)	(2,104)
Equity in earnings of affiliates	(477)	(663)	(4,700)	(1,219)
(Gain) loss on sale of rental property	—	—	(42,799)	1,155
Loss on debt extinguishment	—	—	—	48
Total other expenses (income)	5,348	4,804	(35,539)	11,264
Net (loss) income	(2,828)	(1,992)	42,201	(2,093)
Less: Net loss (income) attributable to noncontrolling interests	123	390	(1,762)	537
Net (loss) income attributable to First Potomac Realty Trust	(2,705)	(1,602)	40,439	(1,556)
Less: Dividends on preferred shares	—	(794)	—	(3,042)
Less: Issuance costs of redeemed preferred shares	—	(3,095)	—	(4,999)
Net (loss) income attributable to common shareholders	$(2,705)	$(5,491)	$40,439	$(9,597)
Basic and diluted earnings per common share:
Net (loss) income attributable to common shareholders - basic and dilutive	$(0.05)	$(0.10)	$0.70	$(0.17)
Weighted average common shares outstanding:
Basic	57,999	57,577	57,662	57,559
Diluted	57,999	57,577	57,940	57,559
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(2,828)	$(1,992)	$42,201	$(2,093)
Unrealized gain on derivative instruments	261	350	852	505
Unrealized loss on derivative instruments	(5)	(148)	—	(1,165)
Total comprehensive (loss) income	(2,572)	(1,790)	43,053	(2,753)
Net loss (income) loss attributable to noncontrolling interests	123	390	(1,762)	537
Net loss (gain) from derivative instruments attributable to noncontrolling interests	11	(9)	35	28
Comprehensive (loss) income attributable to First Potomac Realty Trust	$(2,438)	$(1,409)	$41,326	$(2,188)
See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$42,201	$(2,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,935	30,713
Stock based compensation	1,690	994
Bad debt expense	470	371
Amortization of deferred market rent	57	155
Amortization of financing costs and discounts	864	791
Equity in earnings of affiliates	(4,700)	(1,219)
Distributions from investments in affiliates	1,529	726
Impairment of rental property	—	2,772
(Gain) loss on sale of rental property	(42,799)	1,155
Changes in assets and liabilities:
Escrows and reserves	(1,099)	73
Accounts and other receivables	873	3,166
Accrued straight-line rents	(5,808)	(2,953)
Prepaid expenses and other assets	1,323	1,604
Tenant security deposits	(111)	(650)
Accounts payable and accrued expenses	2,433	(1,211)
Accrued interest	(108)	(102)
Rents received in advance	102	238
Deferred costs	(2,476)	(2,651)
Total adjustments	(18,825)	33,972
Net cash provided by operating activities	23,376	31,879
Cash flows from investing activities:
Proceeds from sale of rental property, net	85,754	90,501
Principal payments from note receivable	—	34,000
Change in escrow and reserve accounts	—	221
Additions to rental property and furniture, fixtures and equipment	(12,150)	(30,953)
Additions to construction in progress	(2,655)	(10,586)
Proceeds from sale of rental property owned through unconsolidated joint ventures, net	11,301	—
Net cash provided by investing activities	82,250	83,183
Cash flows from financing activities:
Financing costs	—	(309)
Issuance of debt	50,117	201,408
Repayments of debt	(143,009)	(151,036)
Dividends to common shareholders	(11,643)	(14,511)
Dividends to preferred shareholders	—	(4,442)
Distributions to noncontrolling interests	(509)	(651)
Stock option exercises	14	—
Income tax obligation payments made on behalf of employees	(251)	—
Redemption of preferred shares	—	(145,000)
Redemption of operating partnership units	—	(345)
Net cash used in financing activities	(105,281)	(114,886)
Net increase in cash and cash equivalents	345	176
Cash and cash equivalents, beginning of period	14,144	13,527
Cash and cash equivalents, end of period	$14,489	$13,703

See accompanying notes to condensed consolidated financial statements.

FIRST POTOMAC REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows – Continued
(unaudited)

Supplemental disclosure of cash flow information for the six months ended June 30, is as follows (dollars in thousands):

	2017	2016
Cash paid for interest, net	$11,620	$12,432
Non-cash investing and financing activities:
Change in fair value of the outstanding common Operating Partnership units	895	(1,072)
Value of common shares retired to settle employee tax obligation	251	137
Changes in accruals:
Additions to rental property and furniture, fixtures and equipment	(1,932)	(1,049)
Additions to development and redevelopment	1,056	(4,853)

Cash paid for interest on indebtedness is net of capitalized interest of $0.2 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017 and 2016, certain of our employees surrendered common shares owed them valued at $0.3 million and $0.1 million, respectively, to satisfy their statutory minimum tax obligation associated with the vesting of restricted common shares of beneficial interest.

Noncontrolling interests in First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”), are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. At June 30, 2017 and 2016, we recorded adjustments of $5.2 million and $3.2 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At June 30, 2017 and 2016, we accrued $4.3 million and $8.8 million, respectively, of capital expenditures related to rental property and furniture, fixtures and equipment in accounts payable. At June 30, 2017 and 2016, we accrued $1.2 million and $0.9 million, respectively, of capital expenditures related to development and redevelopment in accounts payable.

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

We conduct our business through our Operating Partnership. We are the sole general partner of, and, as of June 30, 2017, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At June 30, 2017, we wholly owned properties totaling 6.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.4 million square feet through two unconsolidated joint ventures. We also owned land that can support 0.4 million square feet of additional development. Our consolidated properties were 92.6% occupied by 378 tenants at June 30, 2017. We do not include the square footage of properties in development or redevelopment, which totaled 0.1 million square feet at June 30, 2017, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of June 30, 2017, our largest tenant was the U.S. Government, which accounted for 13.8% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 20.9% of our total annualized cash basis rent as of June 30, 2017. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

Transaction with Government Properties Income Trust

As previously announced, on June 27, 2017, First Potomac entered into a definitive merger agreement with Government Properties Income Trust (NASDAQ: GOV) under which GOV will acquire all of the outstanding shares of First Potomac (the “Transaction”). Under the terms of the merger agreement, First Potomac shareholders will receive a cash payment of $11.15 per share at closing. This represents a premium of 9.3% to First Potomac’s 30-trading day volume weighted average price per share ended April 24, 2017, the last trading day before media speculation regarding a potential sale of First Potomac. The Transaction, which is valued at $1.4 billion, including the assumption of debt, is expected to close prior to year-end 2017. In the interim, pursuant to the merger agreement, the Company has agreed that it will not pay regular, quarterly distributions to the holders of the Company’s common shares prior to the closing of the Transaction, except to the extent that dividends and other distributions are necessary for each of the Company and its real estate investment trust (“REIT”) subsidiary to maintain their respective status as a REIT.

The Transaction is subject to customary closing conditions, including approval by First Potomac shareholders at a special meeting. As a result, the Company can provide no assurances regarding when the Transaction will close, if at all. The Board of Trustees of First Potomac has unanimously approved both the merger and the merger agreement, and has recommended approval of the merger by First Potomac’s shareholders.

During the three and six months ended June 30, 2017, we recorded $2.2 million of costs related to legal, advisory and accounting fees in connection with the Transaction, which are reflected within “General and administrative expense” in our consolidated statements of operations for the respective periods.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly our financial position as of June 30, 2017 and the results of our operations, our comprehensive (loss) income and our cash flows for the three and six months ended June 30, 2017 and 2016. Interim results are not necessarily indicative of full-year performance due, in part, to the timing of transactions and the impact of acquisitions and dispositions throughout the year, as well as the seasonality of certain operating expenses such as utilities expense and snow and ice removal costs.

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

We capitalize interest costs incurred on qualifying expenditures for real estate assets under development or redevelopment, which include our investments in assets owned through unconsolidated joint ventures that are under development or redevelopment, while being readied for their intended use in accordance with accounting requirements regarding capitalization of interest. We will capitalize interest when qualifying expenditures for the asset have been made, activities necessary to get the asset ready for its intended use are in progress and interest costs are being incurred. Capitalized interest also includes interest associated with expenditures incurred to acquire developable land while development activities are in progress. We also capitalize direct compensation costs of our construction personnel who manage the development and redevelopment projects, but only to the extent the employee’s time can be allocated to a project. Any portion of construction management costs not directly attributable to a specific project are recognized as general and administrative expense in the period incurred. We do not capitalize any other general and administrative costs such as office supplies, office rent expense or an overhead allocation to our development or redevelopment projects. Capitalized compensation costs were immaterial for the three and six months ended June 30, 2017 and 2016. Capitalization of interest ends when the asset is substantially complete and ready for its intended use, but no later than one year from completion of major construction activity if the property is not occupied. We place redevelopment and development assets into service at this time and commence depreciation upon the substantial completion of tenant improvements and the recognition of revenue. Capitalized interest is depreciated over the useful life of the underlying assets, commencing when those assets are placed into service.

(d) Application of New Accounting Standards

In December 2016, we adopted Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The adoption of ASU 2014-15 did not have a material impact on our audited consolidated financial statements and related disclosures or our unaudited condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718) (“ASU 2017-09”), which clarifies and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact that ASU 2017-09 will have on our consolidated financial statements and related disclosures.

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

The following table sets forth the computation of our basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per common share:
Net (loss) income	$(2,828)	$(1,992)	$42,201	$(2,093)
Less: Net loss (income) attributable to noncontrolling interests	123	390	(1,762)	537
Net (loss) income attributable to First Potomac Realty Trust	(2,705)	(1,602)	40,439	(1,556)
Less: Dividends on preferred shares	—	(794)	—	(3,042)
Less: Issuance costs of redeemed preferred shares (1)	—	(3,095)	—	(4,999)
Net (loss) income attributable to common shareholders	(2,705)	(5,491)	40,439	(9,597)
Less: Allocation to participating securities	(61)	(53)	(115)	(126)
Net (loss) income attributable to common shareholders	$(2,766)	$(5,544)	$40,324	$(9,723)
Denominator for basic and diluted earnings per common share:
Weighted average common shares outstanding - basic	57,999	57,577	57,662	57,559
Weighted average common shares outstanding - diluted	57,999	57,577	57,940	57,559
Basic and diluted earnings per common share:
Net (loss) income attributable to common shareholders	$(0.05)	$(0.10)	$0.70	$(0.17)

(1)
Represents the original issuance costs associated with the redemption of 3.6 million and 5.8 million 7.750% Series A Cumulative Redeemable Perpetual Preferred Shares (the “7.750% Series A Preferred Shares”) during the three and six months ended June 30, 2016, respectively.

In accordance with GAAP regarding earnings per common share, we did not include the following potential weighted average common shares in our calculation of diluted earnings per common share as they are anti-dilutive for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock option awards	848	982	863	1,000
Non-vested share awards	582	489	601	505
	1,430	1,471	1,464	1,505

(4) Rental Property

Rental property represents wholly-owned buildings and related improvements, net of accumulated depreciation, and developable land. All of our rental properties are located within the greater Washington, D.C. region. Rental property consists of the following (dollars in thousands):

	June 30, 2017	December 31, 2016(1)
Land and land improvements	$269,932	$282,923
Buildings and improvements	768,937	824,867
Construction in progress	33,242	4,605
Tenant improvements	185,719	189,031
Furniture, fixtures and equipment	374	408
	1,258,204	1,301,834
Less: accumulated depreciation	(237,036)	(242,562)
	$1,021,168	$1,059,272
(1) Excludes rental property totaling $13.2 million at December 31, 2016 related to One Fair Oaks, which was classified as held-for-sale at December 31, 2016 and was sold on January 9, 2017.

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2017, we owned developable land that can accommodate 0.4 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million is in the Maryland reporting segment, 0.2 million is in the Northern Virginia reporting segment and 0.1 million is in the Southern Virginia reporting segment.

In March 2017, the sole tenant of 540 Gaither Road at Redland (“Redland I”) exercised its early termination option and vacated the 133,895 square-foot building, which is located in our Maryland reporting segment. Upon the tenant vacating Redland I, the building was placed into redevelopment. At June 30, 2017, our total investment in the building under redevelopment was $25.9 million, which included the $23.0 million total original cost basis of the building and land. The majority of costs incurred as of June 30, 2017 in excess of the original cost basis of the building and land related to renovating the building’s interior.

During the second quarter of 2017, we did not place in-service any completed development or redevelopment space. At June 30, 2017, we did not have any completed development or redevelopment space that had yet to be placed in-service.

(5) Investment in Affiliates

We own an interest in two unconsolidated joint ventures that own properties. In addition, we own an interest in three unconsolidated joint ventures that sold the properties they owned (Aviation Business Park and Rivers Park I and II) in March 2017. We do not control the activities that are most significant to the joint ventures. As a result, the assets, the liabilities and the operating results of these non-controlled joint ventures are not consolidated within our unaudited condensed consolidated financial statements. Our investments in these joint ventures are recorded as “Investment in affiliates” on our consolidated balance sheets. On March 7, 2017, three of our unconsolidated joint ventures collectively sold Aviation Business Park, a 120,284 square-foot office building, and Rivers Park I and II, a 307,984 square-foot business park, which were all located in our Maryland reporting segment. Based on our percentage ownership of the joint ventures, our share of gross proceeds from the sale totaled $19.0 million, which generated $18.4 million of net proceeds. We used the net proceeds from the sale to repay $7.0 million (our proportionate share) of mortgage debt encumbering Rivers Park I and II, and the remainder was used to repay a portion of the outstanding balance under our unsecured revolving credit facility. We have had, and will have, no continuing involvement in the ownership decisions of any of the unconsolidated joint ventures’ disposed properties subsequent to their disposal.

Our investment in affiliates consisted of the following (dollars in thousands):

	Reporting Segment	Ownership Interest	Investment at June 30, 2017	Investment at December 31, 2016
Prosperity Metro Plaza	Northern Virginia	51%	$27,165	$26,414
1750 H Street, NW	Washington, D.C.	50%	14,198	14,624
Aviation Business Park(1)	Maryland	50%	—	5,941
Rivers Park I and II(1)(2)	Maryland	25%	—	2,413
			$41,363	$49,392
(1) The unconsolidated joint ventures that owned Aviation Business Park and Rivers Park I and II sold these properties on March 7, 2017. During the three months ended June 30, 2017, we recognized a nominal loss from these properties, which was primarily due to a true-up of accrued liabilities subsequent to the sale of the properties. We anticipate a final true-up of all existing liabilities and a final distribution of any remaining cash to occur in the third quarter of 2017.

(2)	Rivers Park I and Rivers Park II were owned through two separate unconsolidated joint ventures.

The following table provides a summary of the mortgage debt held by our unconsolidated joint ventures (dollars in thousands):

	FPO Ownership	Effective Interest Rate	Maturity Date	Principal Balance at June 30, 2017(1)	Principal Balance at December 31, 2016(1)
Rivers Park I and II (2)	25%	LIBOR + 1.90%(3)	September 2017	$—	$28,000
1750 H Street, NW(4)	50%	3.92%	August 2024	32,000	32,000
Prosperity Metro Plaza(5)	51%	3.91%	December 2029	50,000	50,000
Weighted Average / Total		3.91%		$82,000	$110,000

(1)	Reflects the entire balance of the debt secured by the properties, not our portion of the debt.

(2)
The unconsolidated joint ventures that owned Rivers Park I and II sold these properties on March 7, 2017. The unconsolidated joint venture partners used net proceeds from the sale to repay the mortgage debt encumbering the properties. At December 31, 2016, $2.8 million of the outstanding mortgage balance was recourse to us.

(3)	At June 30, 2017, LIBOR was 1.22%. All references to LIBOR in the condensed consolidated financial statements refer to one-month LIBOR.

(4)	The loan requires interest-only payments with a constant interest rate over the life of the loan. The loan is repayable in full, without penalty, on or after August 1, 2021.

(5)
The loan requires interest-only payments through December 2024, at which time the loan requires principal and interest payments through its maturity date. The loan is repayable in full, without penalty, on or after June 1, 2029.

The net assets of our unconsolidated joint ventures consisted of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Assets:
Rental property, net	$143,184	$189,245
Cash and cash equivalents	9,786	9,887
Other assets	16,509	20,726
Total assets	169,479	219,858
Liabilities:
Mortgage loans, net(1)(2)	81,431	109,372
Other liabilities	7,608	8,674
Total liabilities	89,040	118,046
Net assets	$80,439	$101,812

(1)	Of the total mortgage debt that encumbers our unconsolidated properties, none was recourse to us at June 30, 2017 and $2.8 million was recourse to us at December 31, 2016.

(2)	Mortgage loans, net at both June 30, 2017 and December 31, 2016 included $0.6 million of unamortized deferred financing costs

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$4,679	$6,240	$10,357	$12,529
Total operating expenses	(1,562)	(1,814)	(3,499)	(3,980)
Net operating income	3,117	4,426	6,858	8,549
Depreciation and amortization	(1,382)	(2,006)	(3,245)	(3,972)
Interest expense, net	(817)	(997)	(1,778)	(1,989)
Gain on sale of rental property	—	—	10,324	—
Net income	$918	$1,423	$12,159	$2,588

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$—	$1,579	$1,113	$3,210
Total operating expenses	(70)	(412)	(342)	(1,054)
Net operating (loss) income	(70)	1,167	771	2,156
Depreciation and amortization	—	(666)	(420)	(1,309)
Interest expense, net	1	(180)	(146)	(354)
(Loss) income from operations of disposed properties	(69)	321	205	493
Gain on sale of rental property	—	—	10,324	—
Net (loss) income	$(69)	$321	$10,529	$493

We earn various fees from several of our joint ventures, which include management fees, leasing commissions and construction management fees. We recognize fees only to the extent of the third party ownership interest in our unconsolidated joint ventures. We recognized fees from our unconsolidated joint ventures of $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, which are reflected within “Tenant reimbursements and other revenues” on our consolidated statements of operations.

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

We have had, and will have, no continuing involvement with any of our disposed properties subsequent to their disposal. The operations of the disposed properties were not subject to any income based taxes. Other than the properties discussed below in this note 6, Dispositions, and in note 5, Investment in Affiliates, we did not dispose of or enter into any agreements to sell any other properties during the three and six months ended June 30, 2017 and 2016.

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

The following table summarizes the aggregate results of operations for the disposed or held-for-sale properties that are included in continuing operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$3,605	$804	$10,648
Property operating expenses	—	(1,341)	(304)	(4,163)
Depreciation and amortization	—	(1,236)	(289)	(2,579)
Interest expense	—	(208)	—	(392)
Loss on debt extinguishment	—	—	—	(48)
Impairment of rental property(1)	—	(2,772)	—	(2,772)
(Loss) income from operations of disposed property	—	(1,952)	211	694
Gain (loss) on sale of rental property(2)	—	—	42,799	(1,155)
Net (loss) income from continuing operations	$—	$(1,952)	$43,010	$(461)
(1) During the second quarter of 2016, we recorded an impairment charge related to Storey Park based on the anticipated sales price less estimated selling costs. The property was sold on July 25, 2016.
(2) During the first quarter of 2017, we recorded a $0.1 million gain on the sale of One Fair Oaks and a $42.7 million gain on the sale of Plaza 500. During the first quarter of 2016, we recorded a $1.2 million loss on the sale of the NOVA Non-Core Portfolio.

(7) Debt

Our debt consisted of the following (dollars in thousands):

	June 30, 2017(1)	December 31, 2016(1)
Mortgage loans, net, effective interest rates ranging from 4.22% to 6.01%, maturing at various dates through September 2030(2)(3)	$271,720	$296,212
Unsecured term loan, net, effective interest rates ranging from LIBOR plus 1.45% to LIBOR plus 1.80%, with staggered maturity dates ranging from December 2020 to December 2022(2)	299,462	299,404
Unsecured revolving credit facility, net, effective interest rate of LIBOR plus 1.50%, maturing December 2019(2)	73,958	141,555
Total	$645,140	$737,171

(1)	The balances include a total of $5.4 million and $6.2 million of unamortized deferred financing costs at June 30, 2017 and December 31, 2016, respectively.

(2)	At June 30, 2017, LIBOR was 1.22%.

(3)	The balance at June 30, 2017 includes one construction loan and the balance at December 31, 2016 includes two construction loans.

(a) Mortgage Loans

The following table provides a summary of our mortgage debt, which includes construction loans (dollars in thousands):

Encumbered Property	Contractual Interest Rate	Effective Interest Rate		Maturity Date	June 30, 2017	December 31, 2016
440 First Street, NW Construction Loan(1)(2)	LIBOR + 2.50%	LIBOR + 2.50%		May 2017	$—	$32,216
Redland II and III	4.20%	4.64%		November 2017	62,529	63,214
Northern Virginia Construction Loan(1)(3)	LIBOR + 1.85%	LIBOR + 1.85%		September 2019	43,700	34,584
840 First Street, NE	5.72%	6.01%		July 2020	34,843	35,201
Battlefield Corporate Center	4.26%	4.40%		November 2020	3,264	3,353
1211 Connecticut Avenue, NW	4.22%	4.47%		July 2022	28,190	28,503
1401 K Street, NW	4.80%	4.93%		June 2023	35,209	35,556
11 Dupont Circle, NW	4.05%	4.22%		September 2030	66,780	66,780
Principal balance		4.54%	(4)		274,515	299,407
Unamortized deferred financing costs					(2,795)	(3,195)
Total balance, net					$271,720	$296,212

(1)	At June 30, 2017, LIBOR was 1.22%.

(2)	On May 23, 2017, we used a $32.0 million draw under the unsecured revolving credit facility and available cash to repay, without penalty, the construction loan encumbering 440 First Street, NW.

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

(b) Unsecured Term Loan and Unsecured Revolving Credit Facility

The table below shows the outstanding balances and the interest rates of the three tranches of the $300.0 million unsecured term loan and the unsecured revolving credit facility at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Maturity Date	Interest Rate(1)	June 30, 2017	December 31, 2016
Unsecured Term Loan
Tranche A	December 2020	LIBOR + 1.45%	$100,000	$100,000
Tranche B	June 2021	LIBOR + 1.45%	100,000	100,000
Tranche C	December 2022	LIBOR + 1.80%	100,000	100,000
Total			300,000	300,000
Unamortized deferred financing costs			(538)	(596)
Total, net			$299,462	$299,404

Unsecured Revolving Credit Facility
Outstanding borrowings	December 2019(2)	LIBOR + 1.50% (3)	$76,000	$144,000
Unamortized deferred financing costs			(2,042)	(2,445)
Total, net			$73,958	$141,555

(1)
Reflects the interest rate spreads at June 30, 2017. At June 30, 2017, LIBOR was 1.22%. The interest rate spread is subject to change based on our maximum total indebtedness ratio. For more information, see note 7(d), Debt – Financial Covenants.

(2)	The maturity date of the unsecured revolving credit facility may be extended for two, six-month terms at our option.

(3)	At June 30, 2017, our outstanding borrowings under the unsecured revolving credit facility had a weighted average interest rate of 2.7%.

During the three months ended June 30, 2017, we used a draw on the Northern Virginia Construction Loan to repay $12.0 million of the outstanding balance under our unsecured revolving credit facility. During the three months ended June 30, 2017, we borrowed $32.0 million under the unsecured revolving credit facility, together with available cash, to repay the 440 First Street, NW Construction Loan and borrowed $5.0 million for general corporate purposes.

For the three and six months ended June 30, 2017, our weighted average borrowings outstanding under the unsecured revolving credit facility were $66.1 million and $81.3 million, respectively, with a weighted average interest rate of 2.5% and 2.4%, respectively. For the three and six months ended June 30, 2016, our weighted average borrowings outstanding under the unsecured revolving credit facility were $162.3 million and $165.9 million, respectively, with a weighted average interest rate of 1.8% and 1.9%, respectively. Our maximum outstanding borrowings were $88.0 million and $144.0 million for the three and six months ended June 30, 2017, respectively, and $204.0 million for both the three and six months ended June 30, 2016.

As of the date of this filing, we had $72.0 million outstanding and $169.3 million available capacity under the unsecured revolving credit facility. We are required to pay a commitment fee at an annual rate of 0.15% of the unused capacity if our usage exceeds 50% of our total capacity under the revolving credit facility, or 0.25% if our usage does not exceed 50%.

(c) Interest Rate Swap Agreements

At June 30, 2017, we had nine interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.4%, on $240.0 million of our variable rate debt. On July 18, 2017, five swaps that together fixed LIBOR, at a weighted average interest rate of 1.5%, on $147.5 million of our variable rate date expired. See note 8, Derivative Instruments, for more information about our interest rate swap agreements.

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

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. These covenants relate to our allowable leverage, minimum tangible net worth, fixed charge coverage and other financial metrics. As of June 30, 2017, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan and the Northern Virginia Construction Loan.

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

Our unsecured revolving credit facility and unsecured term loan are subject to interest rate spreads that float based on the quarterly measurement of our maximum consolidated total indebtedness to gross asset value ratio. Based on our leverage ratio at June 30, 2017, the applicable interest rate spreads on the unsecured revolving credit facility and the unsecured term loan will remain unchanged.

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

At June 30, 2017, we had nine interest rate swap agreements outstanding that collectively fixed LIBOR, at a weighted average interest rate of 1.4%, on $240.0 million of our variable rate debt. Our interest rate swap agreements are summarized below (dollars in thousands):

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

On July 18, 2017, five swaps that together fixed LIBOR at a weighted average interest rate of 1.5%, on $147.5 million of our variable rate date expired.

Our interest rate swap agreements are designated as cash flow hedges and we record the effective portion of any unrealized gains associated with the change in fair value of the swap agreements within “Accumulated other comprehensive loss” and “Prepaid expenses and other assets” and the effective portion of any unrealized losses within “Accumulated other comprehensive loss” and “Accounts payable and other liabilities” on our consolidated balance sheets. We record any gains or losses incurred as a result of each interest rate swap agreement’s fixed rate deviating from our respective loan’s contractual rate within “Interest expense” in our consolidated statements of operations. We did not have any material ineffectiveness associated with our cash flow hedges during the three and six months ended June 30, 2017 and 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense” on our consolidated statements of operations as interest payments are made on our variable-rate debt. We reclassified accumulated other comprehensive losses as an increase to interest expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we estimated that $0.1 million of our accumulated other comprehensive loss will be reclassified as an increase to interest expense over the following twelve months.

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

In accordance with accounting provisions and the fair value hierarchy described above, the following table shows the fair value of our consolidated assets and liabilities that are measured on a non-recurring and recurring basis as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Balance at June 30, 2017	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap assets	$70	$—	$70	$—
Derivative instrument-swap liabilities	123	—	123	—
	Balance at December 31, 2016	Level 1	Level 2	Level 3
Recurring Measurements:
Derivative instrument-swap liabilities	$906	$—	$906	$—

We did not re-measure or complete any transactions involving non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2017 and 2016. Also, no transfers into or out of fair value measurement levels for assets or liabilities that are measured on a recurring basis occurred during the six months ended June 30, 2017 and 2016.

Impairment of Rental Property

We regularly review market conditions for possible impairment of a property’s carrying value. When circumstances such as adverse market conditions, changes in management’s intended holding period or potential sale to a third party indicate a possible impairment of a property, an impairment analysis is performed.

On July 25, 2016, we sold Storey Park, a development site located in our Washington, D.C. reporting segment. The property was classified as held-for-sale on our consolidated balance sheet at June 30, 2016, and during the second quarter of 2016, we recorded an impairment charge of $2.8 million related to the property based on the anticipated sales price, less estimated selling costs. See note 6, Dispositions, for more information.

Interest Rate Derivatives

At June 30, 2017, we had hedged $240.0 million of our variable rate debt through nine interest rate swap agreements. On July 18, 2017, five swaps that together fixed LIBOR, at a weighted average interest rate of 1.5%, on $147.5 million of our variable rate date expired. See note 8, Derivative Instruments, for more information about our interest rate swap agreements.

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

The carrying amount and estimated fair value of our debt instruments are as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Financial Liabilities:
Mortgage debt	$274,515	$274,716	$299,407	$300,927
Unsecured term loan	300,000	300,000	300,000	300,000
Unsecured revolving credit facility	76,000	76,000	144,000	144,000
Total	$650,515	$650,716	$743,407	$744,927

(1)	The debt balances exclude a combined total of $5.4 million and $6.2 million of unamortized deferred financing costs at June 30, 2017 and December 31, 2016, respectively.

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

On April 25, 2017, we declared a dividend of $0.10 per common share. The dividend was paid on May 15, 2017 to common shareholders of record as of May 8, 2017.

Pursuant to the terms of the merger agreement in connection with the Transaction, the Company has agreed that it will not pay regular, quarterly distributions to the holders of the Company’s common shares prior to the date of Transaction, except to the extent that dividends and other distributions are necessary for both the Company and its REIT subsidiary to maintain their status as a REIT. Any payment of dividends prior to the completion of the Transaction will result in a corresponding reduction in the $11.15 per share merger consideration.

Our unsecured revolving credit facility and unsecured term loan and the Northern Virginia Construction Loan contain certain restrictions that include, among other things, requirements to maintain specified coverage ratios and other financial covenants, which may limit our ability to make distributions to our common and preferred shareholders, except for distributions required to maintain our qualification as a REIT.

As a result of the redemption feature of the Operating Partnership units, the noncontrolling interests associated with the Operating Partnership are recorded outside of permanent equity. Our equity and redeemable noncontrolling interests are as follows (dollars in thousands):

	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2016	$436,383	$28,244
Net income	40,439	1,762
Changes in ownership, net	2,330	(895)
Distributions to owners	(11,643)	(509)
Other comprehensive income, net	817	35
Balance at June 30, 2017	$468,326	$28,637

	First Potomac Realty Trust	Non-redeemable noncontrolling interests(1)	Total Equity	Redeemable noncontrolling interests
Balance at December 31, 2015	$624,528	$800	$625,328	$28,813
Net loss	(1,556)	(110)	(1,666)	(427)
Changes in ownership, net	(141,506)	—	(141,506)	(1,417)
Distributions to owners	(18,953)	—	(18,953)	(651)
Other comprehensive loss, net	(632)	—	(632)	(28)
Balance at June 30, 2016	$461,881	$690	$462,571	$26,290

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

A summary of our accumulated other comprehensive loss is as follows (dollars in thousands):

	2017	2016
Beginning balance at January 1,	$(844)	$(2,360)
Net unrealized gain (loss) on derivative instruments	852	(660)
Net (gain) loss attributable to noncontrolling interests	(35)	28
Ending balance at June 30,	$(27)	$(2,992)

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

Noncontrolling interests are presented at the greater of their fair value or their cost basis, which is comprised of their fair value at issuance, subsequently adjusted for the noncontrolling interests’ share of net income or losses available to common shareholders, other comprehensive income or losses, distributions received or additional contributions. We account for issuances of common Operating Partnership units individually, which could result in some portion of our noncontrolling interests being carried at fair value with the remainder being carried at historical cost. Based on the closing price of our common shares at

June 30, 2017, the cost to acquire, through cash purchase or issuance of our common shares, all of the outstanding common Operating Partnership units not owned by us would be $28.3 million. At June 30, 2017 and December 31, 2016, we recorded adjustments of $5.2 million and $6.1 million, respectively, to present certain common Operating Partnership units at the greater of their carrying value or redemption value.

At June 30, 2017, 2,545,602 of the total common Operating Partnership units, or 4.2%, were not owned by us. During the six months ended June 30, 2017, no common Operating Partnership units were redeemed with available cash. During the six months ended June 30, 2016, 41,591 common Operating Partnership units were redeemed with available cash. No common Operating Partnership units were redeemed for common shares during the six months ended June 30, 2017 or 2016.

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

Non-Vested Share Awards

We issue non-vested common share awards that either vest over a specific time period that is identified at the time of issuance or vest upon the achievement of specific performance goals that are identified at the time of issuance. We issue new common shares, subject to restrictions, upon each grant of non-vested common share awards. In May 2017, we granted a total of 25,090 non-vested common shares to our non-employee trustees. The awards will vest on the earlier of May 23, 2018, the date of our 2018 annual meeting of shareholders or the closing of the Transaction, subject to continued service by the trustee until such date.

We recognized compensation expense associated with all of our non-vested common share awards of $0.8 million and $1.6 million during the three and six months ended June 30, 2017, respectively, compared with $0.5 million and $0.9 million during the three and six months ended June 30, 2016, respectively. Dividends on all non-vested common share awards are recorded as a reduction of equity. We apply the two-class method for determining EPS as our outstanding non-vested common shares with non-forfeitable dividend rights are considered participating securities. Our excess of distributions over earnings related to participating securities is shown as a reduction in total earnings attributable to common shareholders in our computation of EPS.

A summary of our non-vested common share awards at June 30, 2017 is as follows:

	Non-vested Common Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2017	1,046,860	$9.23
Granted	25,090	10.96
Vested	(45,378)	9.45
Forfeited	(495)	11.03
Non-vested at June 30, 2017	1,026,077	$9.27

We valued the non-vested common shares granted to our non-employee trustees in May 2017 at the grant date fair value, which is the market price of our common shares. As of June 30, 2017, we had $7.1 million of unrecognized compensation cost related to non-vested common shares. We anticipate this cost will be recognized over a weighted-average period of 2.9 years.

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

The results of operations of our four reporting segments for the three and six months ended June 30, 2017 and 2016 are as follows (dollars in thousands):

	Three Months Ended June 30, 2017
	Washington, D.C.	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	34	12	19	71
Square feet	918,019	1,887,246	1,169,066	2,023,854	5,998,185
Total revenues	$11,564	$10,035	$6,352	$7,437	$35,388
Property operating expense	(2,818)	(2,277)	(1,566)	(1,689)	(8,350)
Real estate taxes and insurance	(2,180)	(890)	(722)	(667)	(4,459)
Total property operating income	$6,566	$6,868	$4,064	$5,081	22,579
Depreciation and amortization expense					(13,845)
General and administrative(2)					(6,214)
Other expenses					(5,348)
Net loss					$(2,828)
Capital expenditures(3)	$1,830	$3,427	$1,581	$680	$7,994

	Three Months Ended June 30, 2016
	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Consolidated
Number of buildings	6	34	14	19	73
Square feet	917,241	1,885,759	1,716,904	2,023,858	6,543,762
Total revenues	$11,580	$10,900	$8,707	$7,306	$38,493
Property operating expense	(2,563)	(2,097)	(2,194)	(1,689)	(8,543)
Real estate taxes and insurance	(2,422)	(960)	(943)	(595)	(4,920)
Total property operating income	$6,595	$7,843	$5,570	$5,022	25,030
Depreciation and amortization expense					(15,141)
General and administrative					(4,305)
Impairment of rental property					(2,772)
Other expenses					(4,804)
Net loss					$(1,992)
Capital expenditures(3)	$3,287	$2,402	$12,297	$837	$18,895

	Six Months Ended June 30, 2017
	Washington, D.C.	Maryland(1)	Northern Virginia	Southern Virginia	Consolidated
Total revenues	23,286	21,271	13,664	14,991	$73,212
Property operating expense	(5,954)	(4,933)	(3,526)	(3,894)	(18,307)
Real estate taxes and insurance	(4,471)	(1,872)	(1,463)	(1,314)	(9,120)
Total property operating income	$12,861	$14,466	$8,675	$9,783	45,785
Depreciation and amortization expense					(28,411)
General and administrative(2)					(10,712)
Other income					35,539
Net income					$42,201
Total assets (4)	$441,351	$322,061	$261,031	$157,685	$1,200,494
Capital expenditures(3)	$3,352	$5,777	$3,876	$1,286	$14,805

	Six Months Ended June 30, 2016
	Washington, D.C	Maryland	Northern Virginia	Southern Virginia	Consolidated
Total revenues	$22,869	$22,488	$21,014	$14,819	$81,190
Property operating expense	(5,532)	(5,329)	(5,514)	(3,705)	(20,080)
Real estate taxes and insurance	(4,794)	(1,889)	(2,240)	(1,213)	(10,136)
Total property operating income	$12,543	$15,270	$13,260	$9,901	50,974
Depreciation and amortization expense					(30,147)
General and administrative					(8,884)
Impairment of rental property					(2,772)
Other expenses					(11,264)
Net loss					$(2,093)
Total assets(4)	$503,484	$335,932	$298,533	$163,956	$1,320,046
Capital expenditures(3)	$8,198	$3,361	$28,054	$1,734	$41,539

(1)	Redland I within our Maryland reporting segment was placed into redevelopment during March 2017.

(2)	Includes $2.2 million of legal, advisory and accounting fees associated with the Transaction.

(3)
Capital expenditures for corporate assets not allocated to any of our reportable segments totaled $0.5 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

(4)
Total assets include our investment in properties that are owned through joint ventures that are not consolidated within our condensed consolidated financial statements. For more information on our unconsolidated investments, including location within our reportable segments, see note 5, Investment in Affiliates. Corporate assets not allocated to any of our reportable segments totaled $18.4 million and $18.1 million at June 30, 2017 and 2016, respectively.

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

We conduct our business through First Potomac Realty Investment Limited Partnership, our operating partnership (the “Operating Partnership”). We are the sole general partner of, and, as of June 30, 2017, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership, which are presented as noncontrolling interests in the Operating Partnership in the accompanying unaudited condensed consolidated financial statements, are limited partnership interests that are owned by unrelated parties.

At June 30, 2017, we wholly owned properties totaling 6.0 million square feet and had a noncontrolling ownership interest in properties totaling an additional 0.4 million square feet through two unconsolidated joint ventures. We also owned land that can support 0.4 million square feet of additional development. Our consolidated properties were 92.6% occupied by 378 tenants at June 30, 2017. We did not include the square footage of properties in development or redevelopment, which totaled 0.1 million square feet at June 30, 2017, in our occupancy calculation. We derive substantially all of our revenue from leases of space within our properties. As of June 30, 2017, our largest tenant was the U.S. Government, which accounted for 13.8% of our total annualized cash basis rent, and the U.S. Government combined with government contractors accounted for 20.9% of our total annualized cash basis rent as of June 30, 2017. We operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

The primary source of our revenue is rent received from tenants under long-term (generally three to ten years) operating leases at our properties, including reimbursements from tenants for certain operating costs. Additionally, we may generate earnings from the sale of assets to third parties or the contribution of assets to joint ventures.

Notwithstanding the pending Transaction (defined below under “Transaction with Government Properties Income Trust”), our long-term growth will principally be driven by our ability to:

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

Transaction with Government Properties Income Trust

As previously announced, on June 27, 2017, First Potomac entered into a definitive merger agreement with Government Properties Income Trust (NASDAQ: GOV) under which GOV will acquire all of the outstanding shares of First Potomac (the “Transaction”). Under the terms of the merger agreement, First Potomac shareholders will receive a cash payment of $11.15 per share at closing. This represents a premium of 9.3% to First Potomac’s 30-trading day volume weighted average price per share ended April 24, 2017, the last trading day before media speculation regarding a potential sale of First Potomac. The Transaction, which is valued at $1.4 billion, including the assumption of debt, is expected to close prior to year-end 2017. In the interim, pursuant to the merger agreement, the Company has agreed that it will not pay regular, quarterly distributions to the holders of the Company’s common shares prior to the closing of the Transaction, except to the extent that dividends and other distributions are necessary for each of the Company and its real estate investment trust (“REIT”) subsidiary to maintain their respective status as a REIT.

The Transaction is subject to customary closing conditions, including approval by First Potomac shareholders at a special meeting. As a result, the Company can provide no assurances regarding when the Transaction will close, if at all. The Board of Trustees of First Potomac has unanimously approved both the merger and the merger agreement, and has recommended approval of the merger by First Potomac’s shareholders.

Executive Summary

For the three months ended June 30, 2017 and 2016, net loss attributable to common shareholders was $2.7 million, or $0.05 per diluted share, and $5.5 million, or $0.10 per diluted share, respectively. For the six months ended June 30, 2017 net income attributable to common shareholders was $40.4 million, or $0.70 per diluted share compared with a net loss attributable to common shareholders of $9.6 million, or $0.17 per diluted share for the six months ended June 30, 2016. The decrease in net loss for the three months ended June 30, 2017 compared with the same period in 2016 was primarily due to a $2.8 million impairment charge related to Storey Park, which was classified as held-for sale at June 30, 2016 and was sold on July 25, 2016. The increase in net income for the six months ended June 30, 2017 compared with the same period in 2016 was primarily due to a $42.7 million gain on the sale of Plaza 500 and a $3.8 million gain (reflecting our proportionate share) on our unconsolidated joint ventures’ sale of Aviation Business Park and Rivers Park I and II, which is reflected in “Equity in Earnings of Affiliates” in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2017.

Funds From Operations (“FFO”) available to common shareholders and unitholders decreased to $11.7 million for the three months ended June 30, 2017 from $13.0 million for the same period in 2016 and decreased to $25.6 million for the six months ended June 30, 2017 from $25.8 million for the same period in 2016 primarily due to property dispositions, as well as $2.2 million in transaction costs associated with the Transaction.

Same property net operating income (“Same Property NOI”), FFO and FFO available to common shareholders and unitholders are non-GAAP financial measures. For a description of Same Property NOI, including why we believe our presentation of Same Property NOI is useful and a reconciliation of Same Property NOI to net (loss) income, see “Same Property Net Operating Income.” For a description of FFO and FFO available to common shareholders and unitholders, including why we believe our presentation is useful and a reconciliation of FFO and FFO available to common shareholders and unitholders to net (loss) income attributable to common shareholders, see “Funds From Operations.”

Significant Activity

•
As previously announced, we entered into a definitive merger agreement under which GOV will acquire all of the outstanding shares of First Potomac. Under the terms of the merger agreement, First Potomac shareholders will receive a cash payment of $11.15 per share at closing. The Transaction is expected to close prior to year-end 2017.

•Leased percentage at June 30, 2017 remained relatively flat at 94.4% compared with June 30, 2016.
•Repaid the $32.2 million construction loan encumbering 440 First Street, NW.

Properties:

The following sets forth certain information about our properties by segment as of June 30, 2017 (including properties in development and redevelopment, dollars in thousands):

WASHINGTON, D.C. REGION

Property	Buildings	Sub-Market(1)	Square Feet	Annualized Cash Basis Rent(2)	Leased at June 30, 2017	Occupied at June 30, 2017
Office
11 Dupont Circle, NW	1	CBD	151,603	$4,247	73.3%	73.3%
440 First Street, NW	1	Capitol Hill	138,648	4,427	91.9%	87.7%
500 First Street, NW	1	Capitol Hill	129,035	4,556	100.0%	100.0%
840 First Street, NE	1	NoMA	248,536	7,380	100.0%	100.0%
1211 Connecticut Avenue, NW	1	CBD	131,746	3,773	91.2%	91.2%
1401 K Street, NW	1	East End	118,451	3,594	85.4%	76.7%
Total/Weighted Average	6		918,019	27,977	91.2%	89.5%

Unconsolidated Joint Venture
1750 H Street, NW	1	CBD	113,131	4,279	100.0%	94.6%

Region Total/Weighted Average	7		1,031,150	$32,256	92.2%	90.0%

(1)	CBD refers to Central Business District; NoMA refers to North of Massachusetts Avenue.

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

MARYLAND REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2017	Occupied at June 30, 2017
Office
Annapolis Business Center	2	Annapolis	101,113	$1,773	100.0%	100.0%
Cloverleaf Center	4	Germantown	173,916	2,674	89.8%	89.8%
Hillside I and II	2	Columbia	87,267	1,009	87.6%	87.6%
Metro Park North	4	Rockville	192,280	3,106	91.8%	86.8%
Redland II and III(2)	2	Rockville	349,267	9,945	100.0%	100.0%
TenThreeTwenty	1	Columbia	138,944	2,252	96.4%	96.4%
Total Office	15		1,042,787	20,759	95.3%	94.3%

Business Park
Ammendale Business Park(3)	7	Beltsville	312,846	4,080	90.7%	90.7%
Gateway 270 West	6	Clarksburg	252,295	3,253	92.9%	92.9%
Snowden Center	5	Columbia	145,423	2,243	96.0%	96.0%
Total Business Park	18		710,564	9,576	92.6%	92.6%

Total/Weighted Average	33		1,753,351	30,335	94.2%	93.6%

Redevelopment
Redland I (2)	1	Rockville	133,895	—

Region Total/Weighted Average	34		1,887,246	$30,335	94.2%	93.6%

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

(3)	Ammendale Business Park consists of the following properties: Ammendale Commerce Center and Indian Creek Court.

NORTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2017	Occupied at June 30, 2017
Office
Atlantic Corporate Park	2	Sterling	218,230	$3,914	93.8%	92.4%
NOVA build-to-suit	1	Not Disclosed	167,440	4,050	100.0%	100.0%
Three Flint Hill	1	Oakton	180,699	3,562	91.6%	91.6%
1775 Wiehle Avenue	1	Reston	129,982	3,029	95.5%	95.5%
Total Office	5		696,351	14,555	95.0%	94.6%

Business Park
Sterling Park Business Center(2)	7	Sterling	472,715	4,641	96.7%	84.9%

Total Consolidated	12		1,169,066	19,196	95.7%	90.7%

Unconsolidated Joint Venture
Prosperity Metro Plaza	2	Merrifield	326,197	9,078	100.0%	100.0%

Region Total/Weighted Average	14		1,495,263	$28,274	96.6%	92.7%

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

(2)	Sterling Park Business Center consists of the following properties: 403/405 Glenn Drive, Davis Drive and Sterling Park Business Center.

SOUTHERN VIRGINIA REGION

Property	Buildings	Location	Square Feet	Annualized Cash Basis Rent(1)	Leased at June 30, 2017	Occupied at June 30, 2017
Office
Greenbrier Towers	2	Chesapeake	171,762	$1,890	87.6%	87.1%

Business Park
Battlefield Corporate Center	1	Chesapeake	96,720	861	100.0%	100.0%
Crossways Commerce Center(2)	9	Chesapeake	1,082,461	12,212	97.1%	95.7%
Greenbrier Business Park(3)	4	Chesapeake	411,237	4,710	94.0%	94.0%
Norfolk Commerce Park(4)	3	Norfolk	261,674	2,623	91.9%	91.9%
Total Business Park	17		1,852,092	20,406	95.9%	95.0%

Region Total/Weighted Average	19		2,023,854	$22,296	95.2%	94.3%

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

Development and Redevelopment Activity

We will place completed development and redevelopment assets in-service upon the earlier of one year after major construction activity is deemed to be substantially complete or upon occupancy. We construct office buildings and/or business parks on a build-to-suit basis or with the intent to lease upon completion of construction. At June 30, 2017, we owned developable land that can accommodate 0.4 million square feet of additional building space, of which 34 thousand is located in the Washington, D.C. reporting segment, 0.1 million is in the Maryland reporting segment, 0.2 million is in the Northern Virginia reporting segment and 0.1 million is in the Southern Virginia reporting segment.

In March 2017, the sole tenant of 540 Gaither Road at Redland (“Redland I”) exercised its early termination option and vacated the 133,895 square-foot building, which is located in our Maryland reporting segment. Upon the tenant vacating Redland I, the building was placed into redevelopment. At June 30, 2017, our total investment in the building under redevelopment was $25.9 million, which included the $23.0 million total original cost basis of the building and land. The majority of costs incurred as of June 30, 2017 in excess of the original cost basis of the building and land related to renovating the building’s interior. We currently expect to complete the building redevelopment in the third quarter of 2017 at an anticipated total project cost of $4.3 million, which excludes the original cost basis of the building and any capitalized interest costs; however, we can provide no assurances regarding the timing, cost or results of the project.

During the second quarter of 2017, we did not place in-service any completed development or redevelopment space. At June 30, 2017, we did not have any completed development or redevelopment space that had yet to be placed in-service.

Lease Expirations

At June 30, 2017, 11.7% of our annualized cash basis rent, excluding month-to-month leases (which represent an immaterial percentage of our annualized cash basis rent), was scheduled to expire during the next twelve months, and 7.9% of our annualized cash basis rent, excluding month-to-month leases, was scheduled to expire during the remainder of 2017, which includes 4.6% of our annualized cash basis rent that is related to the Bureau of Prisons (whose lease was scheduled to expire in July 2017). The Bureau of Prisons fully leases 500 First Street, NW in our Washington, D.C. reporting segment and was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons (to extend the lease expiration to July 2017), and during the third quarter of 2017, we entered into another amendment with the Bureau of Prisons to extend the expiration date of the lease to March 2018, which amendment provides the tenant with an option to terminate the lease, without the payment of a termination fee, as early as December 2017. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which include repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property. We expect replacement rents on leases expiring during the remainder of 2017 to increase slightly on a cash basis relative to the current rental rates being paid by tenants.

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

During the second quarter of 2017, we had a tenant retention rate of 56% and experienced positive net absorption of 18,000 square feet. The 56% retention rate is attributable to several lease terminations at our Washington, D.C., Northern Virginia and Southern Virginia segments. After reflecting all of the renewal leases on a triple-net basis to allow for comparability, the weighted average rental rate of our renewed leases decreased 2.3% for the three months ended June 30, 2017 and increased 1.3% for the six months ended June 30, 2017 on a U.S. generally accepted accounting principles (“GAAP”) basis, compared with the expiring leases. During the second quarter of 2017, we executed new leases for 65,000 square feet, with the majority of the new leases (based on square footage) containing rent escalations. After reflecting all comparable leases on a triple-net basis to allow for comparability, the weighted average rental rate of our new leases increased 19.5% for the three months ended June 30, 2017 and 11.9% for the six months ended June 30, 2017 on a GAAP basis for comparable leases, which exclude leases on first generation spaces, suites that have been vacant for over twelve months, or spaces where a material change in the use will occur relative to the previous tenant’s use of the space.

The following table sets forth tenant improvement and leasing commission costs on a rentable square foot basis for all new and renewal leases signed during the six months ended June 30, 2017:

	New	Renewal
Tenant improvements (per rentable square foot)	$33.05	$5.72
Leasing commissions (per rentable square foot)	$10.40	$3.35

The following table sets forth a summary schedule of the lease expirations at our consolidated properties for leases in place as of June 30, 2017, assuming no tenant exercises renewal options or early termination rights (dollars in thousands, except per square foot data):

Year of Lease Expiration(1)	Number of Leases Expiring	Leased Square Feet	% of Leased Square Feet	Annualized Cash Basis Rent(2)	% of Annualized Cash Basis Rent	Average Base Rent per Square Foot(2)(3)
MTM	2	20,151	0.4%	$238	0.2%	$11.80
2017(4)	21	314,988	5.7%	7,908	7.9%	25.11
2018	61	643,108	11.6%	9,223	9.2%	14.34
2019	61	737,981	13.3%	10,770	10.8%	14.59
2020	61	940,481	17.0%	15,548	15.6%	16.53
2021	49	498,150	9.0%	7,387	7.4%	14.83
2022	50	560,335	10.1%	8,670	8.7%	15.47
2023	19	488,958	8.8%	11,512	11.5%	23.54
2024	23	444,113	8.1%	8,813	8.8%	19.84
2025	15	254,373	4.6%	4,616	4.6%	18.15
2026	12	142,806	2.6%	2,883	2.9%	20.19
Thereafter	34	487,796	8.8%	12,236	12.4%	25.08
Total / Weighted Average	408	5,533,240	100.0%	$99,804	100.0%	$18.04

(1)	We classify leases that expired or were terminated on the last day of the year as leased square footage since the tenant is contractually entitled to the space.

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

(3)	Represents annualized cash basis rent at June 30, 2017, divided by the square footage of the expiring leases.

(4)
Includes the contractual expiration of the Bureau of Prisons at 500 First Street, NW on July 31, 2017. Subsequent to the end of the second quarter of 2017, we entered into an amendment to extend the expiration date of the Bureau of Prison’s lease to March 2018, which provides the tenant with an option to terminate the lease, without the payment of a termination fee, as early as December 2017.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 with the Three and Six Months Ended June 30, 2016

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

The term “Non-Comparable Properties” refers to properties that we have acquired, sold, placed in-service, or placed in development or redevelopment during the periods presented. The Non-Comparable Properties are comprised of the following properties:

•
Plaza 500, which was sold in February 2017; One Fair Oaks, which was sold in January 2017; Storey Park, a development site that was located in our Washington, D.C. reporting segment and was owned by a 97% consolidated joint venture, which was sold in July 2016; and the NOVA Non-Core Portfolio, which was comprised of eight properties and was sold in March 2016. For the Results of Operations discussion below with respect to the comparison of the three and six months ended June 30, 2017 and 2016, these eleven properties are collectively referred to as the “Disposed Properties”;

•	Redland I, which was placed into redevelopment on March 23, 2017 following the tenant vacating the 133,895 square-foot building; and

•	The NOVA build-to-suit, which was fully placed in-service during the third quarter of 2016.

For discussion of the operating results of our reporting segments, the terms “Washington, D.C.”, “Maryland”, “Northern Virginia” and “Southern Virginia” will be used to describe the respective reporting segments.

The merger agreement for the Transaction contains certain customary restrictive covenants, including, among other things, covenants with respect to the conduct of our business prior to closing the Transaction, subject to certain consent rights by GOV and certain limited exceptions. Notwithstanding the Transaction, which is expected to occur prior to year-end 2017, we expect rental revenues, tenant reimbursement and other revenues, property operating expense, real estate taxes and insurance expense and depreciation expense to all decrease in 2017 compared with 2016 due to the sale of the Disposed Properties.

Total Revenues

Total revenues are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2017	2016	2017	2016	Change	Change	Change	Change
Rental	$29,360	$31,554	$60,178	$65,398	$(2,194)	(7)%	$(5,220)	(8)%
Tenant reimbursements and other	$6,028	$6,939	$13,034	$15,792	$(911)	(13)%	$(2,758)	(17)%

Rental Revenue

Rental revenue is comprised of contractual rent, the impact of straight-line revenue, the amortization of deferred lease incentive costs and deferred tenant improvement reimbursement revenue, and the amortization of deferred market rent assets and liabilities representing above and below market rate leases at acquisition. Rental revenue decreased $2.2 million for the three months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, rental revenue increased $0.1 million for the three months ended June 30, 2017 compared with the same period in 2016 due to an increase in rental rates for new leases, while total occupancy remained relatively flat for the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 92.5% for the three months ended June 30, 2017 compared with 92.7% for the three months ended June 30, 2016. Rental revenue for the Non-Comparable Properties decreased $2.3 million three months ended June 30, 2017, compared with the same period in 2016 due to the following:

•a $2.6 million decrease from the Disposed Properties;
•a $0.7 million decrease from Redland I, which was placed into redevelopment in March 2017; and
•a $1.0 million increase from the NOVA build-to-suit.

Rental revenue decreased $5.2 million for the six months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, rental revenue increased $0.8 million for the six months ended June 30, 2017, compared with the same period in 2016 due to an increase in rental rates for new leases, which offset a slight decrease in occupancy for the Comparable Portfolio. The weighted average occupancy of the Comparable Portfolio was 92.3% for the six months ended June 30, 2017 compared with 92.7% for the same period in 2016. Rental revenue for the Non-Comparable Properties decreased $6.0 million for the six months ended June 30, 2017 compared with the same period in 2016 due to the following:

•a $7.3 million decrease from the Disposed Properties;
•a $0.8 million decrease from Redland I; and
•a $2.1 million increase from the NOVA build-to-suit.

Rental revenue increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in rental revenue:
Three months ended June 30, 2017 compared with the same period in 2016	$28	$(601)	$(1,725)	$104	$(2,194)
Six months ended June 30, 2017 compared with the same period in 2016	$478	$(540)	$(5,341)	$183	$(5,220)

The significant decrease within the Northern Virginia reporting segment primarily relates to the Disposed Properties.

Tenant Reimbursements and Other Revenues

Tenant reimbursements and other revenues include operating and common area maintenance costs reimbursed by our tenants as well as other incidental revenues, such as lease termination payments, parking revenue and joint venture and construction related management fees. Tenant reimbursements and other revenues decreased $0.9 million for the three months ended June 30, 2017, compared with the same period in 2016. For the Comparable Portfolio, tenant reimbursements and other revenues increased $0.1 million for the three months ended June 30, 2017 compared with the same period in 2016 due to an increase in operating expense recoveries. Tenant reimbursements and other revenues for the Non-Comparable Properties decreased $1.0 million for the three months ended June 30, 2017 compared with the same period in 2016 due to the following:

•	a $1.0 million decrease from the Disposed Properties;

•	a $0.3 million decrease from Redland I; and

•	a $0.3 million increase from the NOVA build-to-suit.

Tenant reimbursements and other revenues decreased $2.8 million for the six months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, tenant reimbursements and other revenues decreased by $0.4 million primarily due to a reduction of snow and ice removal reimbursements associated with a decrease in the related expense. Tenant reimbursements and other revenues for the Non-Comparable Properties decreased by $2.4 million due to the following:

•	a $2.6 million decrease from the Disposed Properties;

•	a $0.4 million decrease from Redland I; and

•	a $0.6 million increase from the NOVA build-to-suit.

Tenant reimbursements and other revenues (decreased) increased for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
(Decrease) increase in tenant reimbursements and other revenues:
Three months ended June 30, 2017 compared with the same period in 2016	$(45)	$(264)	$(630)	$28	$(911)
Six months ended June 30, 2017 compared with the same period in 2016	$(61)	$(677)	$(2,009)	$(11)	$(2,758)

Total Property Expenses

Total property expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2017	2016	2017	2016	Change	Change	Change	Change
Property operating	$8,350	$8,543	$18,307	$20,080	$(193)	(2)%	$(1,773)	(9)%
Real estate taxes and insurance	$4,459	$4,920	$9,120	$10,136	$(461)	(9)%	$(1,016)	(10)%

Property Operating Expenses

Property operating expenses decreased $0.2 million for the three months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, property operating expenses increased $0.3 million for the three months ended June 30, 2017 compared with the same period in 2016, primarily due to an increase in utilities expense in our Washington, D.C. reporting segment. Property operating expenses for the Non-Comparable Properties decreased $0.5 million for the three months ended June 30, 2017 compared with the same period in 2016 due to the following:

•	a $0.7 million decrease from the Disposed Properties;

•	a $0.1 million decrease from Redland I; and

•	a $0.3 million increase from the NOVA build-to-suit.

Property operating expenses decreased $1.8 million for the six months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, property operating expenses increased $0.2 million for the six months ended June 30, 2017 compared with the same period in 2016 due to an increase in bad debt and utilities expense, partially offset by a decrease in snow and ice removal costs. Property operating expenses for the Non-Comparable Properties decreased $2.0 million for the six months ended June 30, 2017 compared with the same period in 2016 due to the following:

•a $2.5 million decrease from the Disposed Properties;
•a $0.1 million decrease from Redland I; and
•a $0.6 million increase from the NOVA build-to-suit.

Property operating expenses increased (decreased) for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
Increase (decrease) in property operating expenses:
Three months ended June 30, 2017 compared with the same period in 2016	$255	$180	$(628)	$—	$(193)
Six months ended June 30, 2017 compared with the same period in 2016	$422	$(396)	$(1,988)	$189	$(1,773)

Real Estate Taxes and Insurance Expense

Real estate taxes and insurance expense decreased $0.5 million for the three months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.2 million for the three months ended June 30, 2017 compared with the same period in 2016 due to an increase in real estate tax assessments for certain properties across the portfolio. Real estate taxes and insurance expense for the Non-Comparable Properties decreased $0.7 million for the three months ended June 30, 2017 compared with the same period in 2016 due to the following:

•a $0.7 million decrease from the Disposed Properties;
•a $0.1 million decrease from Redland I; and
•a $0.1 million increase from the NOVA build-to-suit.

Real estate taxes and insurance expense decreased $1.0 million for the six months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, real estate taxes and insurance expense increased $0.4 million due to increased real estate tax assessments for certain properties across the portfolio. Real estate taxes and insurance expense for the Non-Comparable Properties decreased $1.4 million for the six months ended June 30, 2017 compared with the same period in 2016 due to the following:

•a $1.5 million decrease from the Disposed Properties;
•a $0.1 million decrease from Redland I; and
•a $0.2 million increase from the NOVA build-to-suit.

Real estate taxes and insurance expense (decreased) increased for each reporting segment during the periods presented, due to the factors discussed above, as follows:

	Reporting Segment
(dollars in thousands)	Washington, D.C.	Maryland	Northern Virginia	Southern Virginia	Total
(Decrease) increase in real estate taxes and insurance expense:
Three months ended June 30, 2017 compared with the same period in 2016	$(242)	$(70)	$(221)	$72	$(461)
Six months ended June 30, 2017 compared with the same period in 2016	$(323)	$(17)	$(777)	$101	$(1,016)

Other Operating Expenses

General and administrative expenses are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2017	2016	2017	2016	Change	Change	Change	Change
General and administrative	$6,214	$4,305	$10,712	$8,884	$1,909	44%	$1,828	21%

General and administrative expenses increased $1.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016 primarily due to $2.2 million of legal, advisory and accounting fees associated with the Transaction, which were incurred during the second quarter of 2017. Excluding the Transaction costs, general and administrative expenses decreased $0.3 million and $0.4 million for the three and six months ended June 30, 2017, respectively, primarily due to a reduction in compensation costs and other reductions in overhead expense.

We currently anticipate that general and administrative expenses for the remainder of 2017 will increase compared with 2016 due to costs associated with the Transaction.

Depreciation and amortization expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2017	2016	2017	2016	Change	Change	Change	Change
Depreciation and amortization	$13,845	$15,141	$28,411	$30,147	$(1,296)	(9)%	$(1,736)	(6)%

Depreciation and amortization expense includes depreciation of rental property and the amortization of intangible assets and leasing commissions. Depreciation and amortization expense decreased $1.3 million for the three months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, depreciation and amortization decreased $0.2 million for the three months ended June 30, 2017 compared with the same period in 2016 due to the full amortization of certain lease-level assets. Depreciation and amortization expense for the Non-Comparable Properties decreased $1.1 million for the three months ended June 30, 2017 compared with the same period in 2016 due to the following:

•	a $1.3 million decrease from the Disposed Properties;

•	a $0.5 million decrease from Redland I; and
•a $0.7 million increase from the NOVA build-to-suit.

Depreciation and amortization expense decreased $1.7 million for the six months ended June 30, 2017 compared with the same period in 2016. For the Comparable Portfolio, depreciation and amortization expense decreased $0.3 million due to the full amortization of certain lease-level assets. Depreciation and amortization expense for the Non-Comparable Properties decreased $1.4 million for the six months ended June 30, 2017 compared with the same period in 2016 due to the following:

•	a $2.3 million decrease from the Disposed Properties;

•	a $0.5 million decrease from Redland I; and
•a $1.4 million increase from the NOVA build-to-suit.

Impairment of rental property is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Impairment of rental property	$—	$2,772	$—	$2,772

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

Other Expenses (Income)

Interest expense is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2017	2016	2017	2016	Change	Change	Change	Change
Interest expense	$6,053	$6,568	$12,397	$13,384	$(515)	(8)%	$(987)	(7)%

Interest expense decreased $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016 due to lower average outstanding debt balances and the expiration of two swap agreements in July 2016 that together fixed LIBOR at a weighted average interest rate of 1.8% on $60.0 million of our variable-rate debt.

For the three and six months ended June 30, 2017, our aggregate weighted average borrowings under the unsecured revolving credit facility and the unsecured term loan totaled $366.1 million and $381.4 million, respectively, with a weighted average interest rate of 2.60% and 2.47%, respectively, compared with aggregate weighted average borrowings of $462.3 million and $465.9 million with a weighted average interest rate of 1.82% and 1.89% for the three and six months ended June 30, 2016, respectively. During both the three and six months ended June 30, 2017, we had fixed LIBOR at 1.4% on $240.0 million of our variable rate debt compared with our fixing LIBOR at 1.5% on $300.0 million of variable rate debt for both the three and six months ended June 30, 2016.

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

Interest and other income are summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2017	2016	2017	2016	Change	Change	Change	Change
Interest and other income	$228	$1,101	$437	$2,104	$(873)	(79)%	$(1,667)	(79)%

Interest and other income decreased $0.9 million and $1.7 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. On June 2, 2016, the owners of 950 F Street, NW, a ten-story, 287,000 square-foot office/retail building located in Washington, D.C., prepaid a mezzanine loan that had an outstanding balance of $34.0 million and paid an exit fee upon the loan’s prepayment. The loan required monthly interest-only payments and had a fixed interest rate of 9.75%.

We anticipate that interest and other income will decrease for the remainder of 2017 compared with 2016 as a result of the reduction in interest income from the repayment of the $34.0 million mezzanine loan in June 2016.

Equity in earnings of affiliates is summarized as follows:

					Three Months		Six Months
	Three Months Ended June 30,		Six Months Ended June 30,			Percent		Percent
(dollars in thousands)	2017	2016	2017	2016	Change	Change	Change	Change
Equity in earnings of affiliates	$477	$663	$4,700	$1,219	$(186)	(28)%	$3,481	286%

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

Equity in earnings of affiliates decreased $0.2 million for the three months ended June 30, 2017 compared with the same period in 2016 primarily due to the sale of Aviation Business Park and Rivers Park I and II during the first quarter of 2017.

Equity in earnings of affiliates increased $3.5 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to recognizing a $3.8 million gain (our proportionate share) on the sale of Aviation Business Park and Rivers Park I and II during the first quarter of 2017. We have had, and will have, no continuing involvement in the ownership decisions of any of the unconsolidated joint ventures’ disposed properties subsequent to their disposal. For more information about our unconsolidated joint ventures’ disposed properties, see note 5, Investment in Affiliates, in the notes to our condensed consolidated financial statements.

(Gain) loss on sale of rental property is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
(Gain) loss on sale of rental property	$—	$—	$(42,799)	$1,155

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

Loss on debt extinguishment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Loss on debt extinguishment	$—	$—	$—	$48

On March 1, 2016 we used available cash to defease the $0.2 million outstanding balance of the mortgage loan encumbering Gateway Centre Manassas, which was included in the NOVA Non-Core Portfolio and was sold on March 25, 2016. In connection with the defeasance, we incurred $48 thousand of extinguishment charges for the six months ended June 30, 2016.

Net loss (income) attributable to noncontrolling interests

Net loss (income) attributable to noncontrolling interests is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net loss (income) attributable to noncontrolling interests	$123	$390	$(1,762)	$537

Net loss (income) attributable to noncontrolling interests reflects the ownership interests in our net income or loss, less amounts owed to our preferred shareholders, attributable to parties other than us. For the three and six months ended June 30, 2017, we had a net loss of $2.7 million and net income of $40.4 million, respectively. For the three and six months ended June 30, 2016, we had a net loss, less preferred dividends, of $5.5 million and $9.6 million, respectively.

At June 30, 2016, we consolidated the operating results of one joint venture, which owned Storey Park, and we recognized our joint venture partner’s percentage of gains or losses within net (income) loss attributable to noncontrolling interests. The joint venture partner’s aggregate share of earnings in the operating results of our consolidated joint venture was immaterial for the three and six months ended June 30, 2016.

Same Property Net Operating Income

Same Property NOI, defined as property revenues (rental and tenant reimbursements and other revenues) less property operating expenses (real estate taxes, property operating and insurance expenses) from the consolidated properties owned by us and in-service for the entirety of the periods presented, is a primary performance measure we use to assess the results of operations at our properties. Same Property NOI is a non-GAAP measure. As an indication of our operating performance, Same Property NOI should not be considered an alternative to net (loss) income calculated in accordance with GAAP. A reconciliation of our Same Property NOI to net (loss) income is presented below. The Same Property NOI results exclude the collection of termination fees, as these items vary significantly period-over-period, thus impacting trends and comparability. Also, Same Property NOI includes a normalized management fee percentage in lieu of an administrative overhead allocation for comparative purposes. We eliminate depreciation and amortization expense, which are property level expenses, in computing Same Property NOI as these are non-cash expenses that are based on historical cost accounting assumptions and management believes these expenses do not offer the investor significant insight into the operations of the property. This presentation allows management and investors to determine whether growth or declines in net operating income are a result of increases or decreases in property operations or the acquisition or disposition of additional properties. While this presentation provides useful information to management and investors, the results should be read in conjunction with the results from the consolidated statements of operations to provide a complete depiction of our total performance.

Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016

Reconciliation of Same Property NOI for Our Reporting Segments

The following table provides a reconciliation of our Same Property NOI for our reporting segments to our consolidated net loss for the three months ended June 30, 2017 and 2016 and provides a basis for our discussion of total Same Property NOI for the three months ended June 30, 2017 compared with the same period in 2016. A detailed discussion of each reporting segment’s Same Property NOI results for the three months ended June 30, 2017 and 2016 follows this table.

CONSOLIDATED

(dollars in thousands)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Same Property(1)
Revenues:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Rental	$28,317	$1,043	$29,360	$28,192	$3,362	$31,554	$125	0.4
Tenant reimbursements and other(3)	5,565	463	6,028	5,443	1,496	6,939	122	2.2
Total revenues	33,882	1,506	35,388	33,635	4,858	38,493	247	0.7
Operating expenses:
Property(4)	7,712	638	8,350	7,621	922	8,543	91	1.2
Real estate taxes and insurance	4,330	129	4,459	4,147	773	4,920	183	4.4
Total operating expenses	12,042	767	12,809	11,768	1,695	13,463	274	2.3
Net operating income	$21,840	$739	22,579	$21,867	$3,163	25,030	$(27)	(0.1)

General and administrative expenses			(6,214)			(4,305)
Depreciation and amortization			(13,845)			(15,141)
Impairment of rental property			—			(2,772)
Total other expenses income			(5,348)			(4,804)
Net loss			$(2,828)			$(1,992)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Same Property(1)
Net Operating Income by Segment:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Washington, D.C.	$6,627	$(61)	$6,566	$6,744	$(149)	$6,595	$(117)	(1.7)
Maryland	6,916	(48)	6,868	6,925	918	7,843	(9)	(0.1)
Northern Virginia	3,121	943	4,064	3,077	2,493	5,570	44	1.4
Southern Virginia	5,176	(95)	5,081	5,121	(99)	5,022	55	1.1
Total	$21,840	$739	$22,579	$21,867	$3,163	$25,030	$(27)	(0.1)

	Weighted Average Occupancy for the Three Months Ended June 30,
	2017	2016
Same Properties	92.5%	92.7%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the three months ended June 30, 2017 and 2016 exclude the operating results of all disposed properties and the results of the following non-same properties that were owned as of June 30, 2017: Redland I and the NOVA build-to-suit.

(2)
Includes property operating results for Redland I, the NOVA build-to-suit and all properties that were disposed of prior to June 30, 2017. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(3)	Excludes termination fee income for comparative purposes.

(4)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI slightly decreased for the three months ended June 30, 2017 compared with the same period in 2016. Total same property revenues increased $0.2 million for the three months ended June 30, 2017 compared with the same period in 2016 primarily due an increase in operating expense recoveries and an increase in rental rates on new leases. Total same property operating expenses increased $0.3 million for the three months ended June 30, 2017 compared with the same period in 2016 primarily due to an increase in real estate taxes related to higher real estate tax assessments at certain properties.

Comparison of the Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016

Reconciliation of Same Property NOI for Our Reporting Segments

The following table provides a reconciliation of our Same Property NOI for our reporting segments to our consolidated net income (loss) for the six months ended June 30, 2017 and 2016 and provides a basis for our discussion of total Same Property NOI for the six months ended June 30, 2017 compared with the same period in 2016. A detailed discussion of each reporting segment’s Same Property NOI results for the six months ended June 30, 2017 and 2016 follows this table.

CONSOLIDATED

(dollars in thousands)	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Same Property(1)
Revenues:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Rental	$56,788	$3,390	$60,178	$55,971	$9,427	$65,398	$817	1.5
Tenant reimbursements and other(3)	11,752	1,282	13,034	12,098	3,694	15,792	(346)	(2.9)
Total revenues	68,540	4,672	73,212	68,069	13,121	81,190	471	0.7
Operating expenses:
Property(4)	16,709	1,598	18,307	16,841	3,239	20,080	(132)	(0.8)
Real estate taxes and insurance	8,688	432	9,120	8,318	1,818	10,136	370	4.4
Total operating expenses	25,397	2,030	27,427	25,159	5,057	30,216	238	0.9
Net operating income	$43,143	$2,642	45,785	$42,910	$8,064	50,974	$233	0.5

General and administrative expenses			(10,712)			(8,884)
Depreciation and amortization			(28,411)			(30,147)
Impairment of rental property			—			(2,772)
Total other (expenses) income			35,539			(11,264)
Net income (loss)			$42,201			$(2,093)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Same Property(1)
Net Operating Income by Segment:	Same Property(1)	Non-Same Property(2)	All Properties	Same Property(1)	Non-Same Property(2)	All Properties	$ Change	% Change
Washington, D.C.	$12,974	$(113)	$12,861	$12,934	$(391)	$12,543	$40	0.3
Maryland	13,794	672	14,466	13,545	1,725	15,270	249	1.8
Northern Virginia	6,404	2,271	8,675	6,268	6,992	13,260	136	2.2
Southern Virginia	9,971	(188)	9,783	10,163	(262)	9,901	(192)	(1.9)
Total	$43,143	$2,642	$45,785	$42,910	$8,064	$50,974	$233	0.5

	Weighted Average Occupancy for the Six Months Ended June 30,
	2017	2016
Same Properties	92.3%	92.7%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results for the six months ended June 30, 2017 and 2016 exclude the operating results of all disposed properties and the results of the following non-same properties that were owned as of June 30, 2017: Redland I and the NOVA build-to-suit.

(2)
Includes property operating results for Redland I, the NOVA build-to-suit and all properties that were disposed of prior to June 30, 2017. Also includes an administrative overhead allocation, which was replaced by a normalized management fee for comparative purposes, and termination fee income.

(3)	Excludes termination fee income for comparative purposes.

(4)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI increased $0.2 million for the six months ended June 30, 2017 compared with the same period in 2016. Total same property revenues increased $0.5 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to an increase in rental rates on new and renewal leases, partially offset by a decrease in snow and ice removal cost recoveries. Total same property operating expenses increased $0.2 million for the six months ended June 30, 2017 compared with the same period in 2016 due to an increase in real estate taxes related to higher real estate tax assessments at certain properties and an increase in anticipated bad debt reserves, which were partially offset by a decrease in snow and ice removal costs.

Washington, D.C.
	Three Months Ended June 30,				Six Months Ended June 30, 2016
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Number of buildings(1)	6	6	—	—	6	6	—	—
Same property revenues
Rental	$9,113	$9,085	$28	0.3	$18,263	$17,784	$479	2.7
Tenant reimbursements and other(2)	2,407	2,454	(47)	(1.9)	4,939	5,005	(66)	(1.3)
Total same property revenues	11,520	11,539	(19)	(0.2)	23,202	22,789	413	1.8
Same property operating expenses
Property(3)	2,714	2,590	124	4.8	5,757	5,502	255	4.6
Real estate taxes and insurance	2,179	2,205	(26)	(1.2)	4,471	4,353	118	2.7
Total same property operating expenses	4,893	4,795	98	2.0	10,228	9,855	373	3.8
Same Property NOI	$6,627	$6,744	$(117)	(1.7)	$12,974	$12,934	$40	0.3

	Weighted Average Occupancy for the Three Months Ended June 30,				Weighted Average Occupancy for the Six Months Ended June 30,
	2017	2016			2017	2016
Same Properties	89.7%	89.5%			90.1%	89.0%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Washington, D.C. properties decreased $0.1 million for the three months ended June 30, 2017 compared with the same period in 2016 and remained relatively flat for the six months ended June 30, 2017 compared with the same period in 2016. For the three months ended June 30, 2017, total same property revenues slightly decreased due to a decrease in operating expense recoveries. For the six months ended June 30, 2017, total same property revenues increased $0.4 million compared with the same period in 2016 due to an increase in occupancy at certain Washington, D.C. properties. Total same property operating expenses increased by $0.1 million for the three months ended June 30, 2017 compared with the same period in 2016 due to an increase in utilities expense. Total same property operating expenses increased by $0.4 million for the six months ended June 30, 2017 compared with the same period in 2016 due to an increase in anticipated bad debt reserves and an increase in real estate tax expenses related to higher real estate tax assessments.

Maryland
	Three Months Ended June 30,				Six Months Ended June 30, 2016
(dollars in thousands)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	33	33	—	—	33	33	—	—
Same property revenues
Rental	$8,654	$8,523	$131	1.5	$17,253	$16,976	$277	1.6
Tenant reimbursements and other(2)	1,292	1,208	84	7.0	2,899	3,162	(263)	(8.3)
Total same property revenues	9,946	9,731	215	2.2	20,152	20,138	14	0.1
Same property operating expenses
Property(3)	2,142	1,969	173	8.8	4,575	4,927	(352)	(7.1)
Real estate taxes and insurance	888	837	51	6.1	1,783	1,666	117	7.0
Total same property operating expenses	3,030	2,806	224	8.0	6,358	6,593	(235)	(3.6)
Same Property NOI	$6,916	$6,925	$(9)	(0.1)	$13,794	$13,545	$249	1.8

	Weighted Average Occupancy for the Three Months Ended June 30,				Weighted Average Occupancy for the Six Months Ended June 30,
	2017	2016			2016	2015
Same Properties	92.6%	93.3%			92.3%	92.5%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of June 30, 2017: Redland I.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Maryland properties remained relatively flat for the three months ended June 30, 2017 compared with the same period in 2016 and increased $0.2 million for the six months ended June 30, 2017 compared with the same period in 2016. Total same property revenues increased $0.2 million for the three months ended June 30, 2017 compared with the same period in 2016 due to higher rental rates on new leases. Total same property revenues slightly increased for the six months ended June 30, 2017 compared with the same period in 2016 due to higher rental rates on new and renewal leases, partially offset by a decrease in snow and ice removal cost recoveries. Total same property operating expenses increased $0.2 million for the three months ended June 30, 2017 compared with the same period in 2016 primarily due to an increase in anticipated bad debt reserves. Total same property operating expenses decreased $0.2 million for the six months ended June 30, 2017 compared with the same period in 2016 due to a decrease in snow and ice removal costs, partially offset by an increase in real estate taxes related to higher real estate tax assessments.

Northern Virginia
	Three Months Ended June 30,				Six Months Ended June 30, 2016
(dollars in thousands)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	11	11	—	—	11	11	—	—
Same property revenues
Rental	$4,167	$4,305	$(138)	(3.2)	$8,503	$8,624	$(121)	(1.4)
Tenant reimbursements and other(2)	812	796	16	2.0	1,693	1,741	(48)	(2.8)
Total same property revenues	4,979	5,101	(122)	(2.4)	10,196	10,365	(169)	(1.6)
Same property operating expenses
Property(3)	1,259	1,510	(251)	(16.6)	2,665	3,004	(339)	(11.3)
Real estate taxes and insurance	599	514	85	16.5	1,127	1,093	34	3.1
Total same property operating expenses	1,858	2,024	(166)	(8.2)	3,792	4,097	(305)	(7.4)
Same Property NOI	$3,121	$3,077	$44	1.4	$6,404	$6,268	$136	2.2

	Weighted Average Occupancy for the Three Months Ended June 30,				Weighted Average Occupancy for the Six Months Ended June 30,
	2017	2016			2016	2015
Same Properties	91.7%	91.7%			90.2%	93.0%

(1)
Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented. Same property results exclude the results of the following non-same property that was owned as of June 30, 2017: the NOVA build-to-suit.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Northern Virginia properties remained relatively flat for the three months ended June 30, 2017 compared with the same period in 2016 and increased $0.1 million for the six months ended June 30, 2017 compared with the same period in 2016. Total same property revenues decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016 primarily due to a write-off of unamortized rent abatement during the second quarter of 2017 related to a tenant’s downsizing. Total same property operating expenses decreased $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016 primarily due to a decrease in anticipated bad debt reserves.

Southern Virginia
	Three Months Ended June 30,				Six Months Ended June 30, 2016
(dollars in thousands)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Number of buildings(1)	19	19	—	—	19	19	—	—
Same property revenues
Rental	$6,383	$6,279	$104	1.7	$12,769	$12,587	$182	1.4
Tenant reimbursements and other(2)	1,054	985	69	7.0	2,221	2,190	31	1.4
Total same property revenues	7,437	7,264	173	2.4	14,990	14,777	213	1.4
Same property operating expenses
Property(3)	1,597	1,552	45	2.9	3,712	3,408	304	8.9
Real estate taxes and insurance	664	591	73	12.4	1,307	1,206	101	8.4
Total same property operating expenses	2,261	2,143	118	5.5	5,019	4,614	405	8.8
Same Property NOI	$5,176	$5,121	$55	1.1	$9,971	$10,163	$(192)	(1.9)

	Weighted Average Occupancy for the Three Months Ended June 30,				Weighted Average Occupancy for the Six Months Ended June 30,
	2017	2016			2016	2015
Same Properties	94.2%	94.5%			94.3%	94.4%

(1)	Same property comparisons are based upon those consolidated properties owned and in-service for the entirety of the periods presented.

(2)	Excludes termination fee income for comparative purposes.

(3)	Same property operating expenses have been adjusted to reflect a normalized management fee in lieu of an administrative overhead allocation for comparative purposes.

Same Property NOI for the Southern Virginia properties remained relatively flat for the three months ended June 30, 2017 compared with the same period in 2016 and decreased $0.2 million for the six months ended June 30, 2017 compared with the same period in 2016. Total same property revenues increased $0.2 million for both the three and six months ended June 30, 2017 compared with the same periods in 2016 due to an increase in rental rates on new and renewal leases. Total same property operating expenses increased $0.1 million and $0.4 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016 primarily due to an increase in real estate taxes related to higher tax assessments. In addition, total same property operating expenses for the six months ended June 30, 2017 increased compared with the same period in 2016 due to higher snow and ice removal costs.

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

As previously announced, on June 27, 2017, First Potomac entered into a definitive merger agreement with GOV under which GOV will acquire all of the outstanding shares of First Potomac. Under the terms of the merger agreement, First Potomac shareholders will receive a cash payment of $11.15 per share at closing. The Transaction, which is valued at $1.4 billion, including the assumption of debt, is expected to close prior to year-end 2017. In the interim, pursuant to the merger agreement, the Company has agreed that it will not pay regular, quarterly distributions to the holders of the Company’s common shares prior to the closing of the Transaction, except to the extent that dividends and other distributions are necessary for each of the Company and its REIT subsidiary to maintain their respective status as a REIT. Any payment of dividends prior to the completion of the Transaction will result in a corresponding reduction in the $11.15 per share merger consideration.The Transaction is subject to customary closing conditions, including approval by First Potomac shareholders at a special meeting. As a result, the Company can provide no assurances regarding when the Transaction will close, if at all. The Board of Trustees of First Potomac has unanimously approved both the merger and the merger agreement, and has recommended approval of the merger by First Potomac’s shareholders.

On May 23, 2017, we borrowed $32.0 million under the unsecured revolving credit facility and used such funds, together with available cash to repay, without penalty, the $32.2 million construction loan encumbering 440 First Street, N.W. As of the date of this filing, we had $72.0 million outstanding and $169.3 million available under the unsecured revolving credit facility. In the next 12 months, we have a $62.5 million fixed-rate loan maturing, and we intend to repay the loan during the third quarter of 2017. For a list of principal debt balances and their maturity dates, as well as a reconciliation of our borrowings to the net debt balances presented in our consolidated balance sheets, see note 7, Debt, in the notes to our condensed consolidated financial statements.

Notwithstanding the pending Transaction, over the next twelve months, we believe that we will generate sufficient cash flow from operations and have access to the capital resources, necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay distributions in accordance with REIT requirements. However, our cash flow from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we cannot assure that our tenants will not default on their leases or fail to make full rental payments if their businesses are challenged due to, among other things, the economic conditions (particularly if the tenants are unable to secure financing to operate their businesses). This may be particularly true for our tenants that are smaller companies. Further, 11.7% of our annualized cash basis rent, excluding month-to-month leases (which represent an immaterial percentage of our annualized cash basis rent), is scheduled to expire during the next twelve months (which includes 4.6% of our annualized cash basis rent that is related to the Bureau of Prisons at 500 First Street, NW) and, if we are unable to renew these leases or re-lease the space, our cash flow could be negatively impacted.

The Bureau of Prisons, which fully leases 500 First Street, NW in Washington, D.C., was subject to a lease that was scheduled to expire in July 2016. During the second quarter of 2016, we entered into a one-year lease extension with the Bureau of Prisons (to extend the lease expiration to July 2017), and during the third quarter of 2017, we entered into another amendment with the Bureau of Prisons to extend the expiration date of the lease to March 2018, which amendment provides the tenant with an option to terminate the lease, without the payment of a termination fee, as early as December 2017. Currently, we are evaluating various strategies with respect to 500 First Street, NW, which includes repositioning 500 First Street, NW and gauging new tenant interest to lease this property, all with the ultimate goal of maximizing value upon the expiration of the lease; however, we can provide no assurances regarding the outcome of these or any other alternative strategies for the property.

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

Financial Covenants

Our outstanding corporate debt agreements contain specific financial covenants that may impact future financing decisions made by us or may be impacted by a decline in operations. As of June 30, 2017, we were in compliance with the covenants of our amended, restated and consolidated unsecured revolving credit facility and unsecured term loan and the Northern Virginia Construction Loan.

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

Below is a summary of certain financial covenants associated with these debt agreements at June 30, 2017 (dollars in thousands):

Unsecured Revolving Credit Facility, Unsecured Term Loan and Construction Loans

Covenants	Quarter Ended June 30, 2017	Covenant
Consolidated Total Leverage Ratio(1)	46.1%	≤ 60%
Tangible Net Worth(1)	$812,503	≥ $601,202
Fixed Charge Coverage Ratio(1)	3.15x	≥ 1.50x
Maximum Dividend Payout Ratio	40.2%	≤ 95%

Restricted Indebtedness:
Maximum Secured Debt	21.0%	≤ 40%
Unencumbered Pool Leverage(1)	41.8%	≤ 60%
Unencumbered Pool Interest Coverage Ratio(1)	5.54	≥ 1.75x

(1)	These are the only covenants that apply to our Northern Virginia Construction Loan, which are calculated in accordance with the amended, restated and consolidated unsecured revolving credit facility.

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

Consolidated cash flow information is summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2017	2016	Change
Net cash provided by operating activities	$23,376	$31,879	$(8,503)
Net cash provided by investing activities	82,250	83,183	(933)
Net cash used in financing activities	(105,281)	(114,886)	9,605

Net cash provided by operating activities decreased $8.5 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to a decrease in net operating income due to property dispositions during 2016 and the first quarter of 2017.

Net cash provided by investing activities increased $0.9 million for the six months ended June 30, 2017 compared with the same period in 2016. During the six months ended June 30, 2017, we received aggregate net proceeds of $85.8 million from the sales of Plaza 500 and One Fair Oaks. In addition, we received $11.3 million of distributions from our unconsolidated joint ventures, which primarily reflected our proportionate share of the net proceeds from the combined sale of Aviation Business Park and Rivers Park I and II. During the six months ended June 30, 2016, the owners of 950 F Street, NW prepaid a mezzanine loan that had an outstanding balance of $34.0 million. In addition, we received aggregate net proceeds of $90.5 million from the sale of the NOVA Non-Core Portfolio. The increase in cash provided by investing activities for the six months ended June 30, 2017 compared with the same period in 2016 was also related to a $26.7 million combined decrease in cash used for construction activities and additions to rental property and furniture, fixtures and equipment, which was primarily driven by a decrease in costs incurred for the NOVA build-to-suit, which was placed in-service in August 2016.

Net cash used in financing activities decreased $9.6 million for the six months ended June 30, 2017 compared with the same period in 2016. We issued $50.1 million of debt and repaid $143.0 million of outstanding debt during the six months ended June 30, 2017 compared with the issuance of $201.4 million of debt and the repayment of $151.0 million of outstanding debt during the six months ended June 30, 2016. In addition, during the six months ended June 30, 2016, we used cash from dispositions to redeem 5.8 million 7.750% Series A Preferred Shares with a total face value of $145.0 million, which resulted in a $4.4 million reduction in preferred dividends. Dividends to common shareholders decreased $2.9 million for the six months ended June 30, 2017 compared with the same period in 2016 due to a reduction of our quarterly dividend rate from $0.15 per common share to $0.10 per common share, which was effective for dividends paid on and after May 16, 2016.

Contractual Obligations

As of June 30, 2017, we had contractual construction in progress obligations, which included amounts accrued at June 30, 2017, of $4.6 million. The amount of contractual construction in progress obligations are primarily related to the redevelopment of Redland I at 540 Gaither Road and the development of a café pavilion amenity at Redland, which are located in our Maryland reporting segment. As of June 30, 2017, we had contractual rental property and furniture, fixtures and equipment obligations of $15.0 million outstanding, which included amounts accrued at June 30, 2017. The amount of contractual rental property and furniture, fixtures and equipment obligations at June 30, 2017 included costs for various properties across our reporting segments, including significant capital improvements at 1401 K Street, NW, which is located in our Washington, D.C. reporting segment, and Three Flint Hill, which is located in our Northern Virginia reporting segment. We anticipate meeting our contractual obligations related to our construction activities with cash from our operating activities. In the event cash from our operating activities is not sufficient to meet our contractual obligations, we can access additional capital through our unsecured revolving credit facility.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through unconsolidated joint ventures.

We have various obligations to certain local municipalities associated with our development projects that will require completion of specified site improvements, such as sewer and road maintenance, grading and other general landscaping work. As of June 30, 2017, we remained liable to those local municipalities for $2.3 million in the event that we do not complete the specified work. We intend to complete the site improvements in satisfaction of these obligations.

We had no other material contractual obligations as of June 30, 2017.

Distributions

We are required to distribute at least 90% of our REIT taxable income to our shareholders in order to maintain qualification as a REIT, including some types of taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. In addition, we must distribute 100% of our taxable income to our shareholders to eliminate our U.S. federal income tax liability. The funds we use to pay dividends on our common and preferred shares are provided through distributions from the Operating Partnership. For each of our common and, when applicable, preferred shares, the Operating Partnership has issued a corresponding common and preferred unit to us. We are the sole general partner of and, as of June 30, 2017, owned 95.8% of the common interest in the Operating Partnership. The remaining common interests in the Operating Partnership are limited partnership interests that are owned by unrelated parties. In 2016, we redeemed all of our outstanding 7.750% Series A Preferred Shares and now only have common shares and Operating Partnership common units outstanding. The Operating Partnership is required to make cash distributions to us in an amount sufficient to meet our distribution requirements. The cash distributions by the Operating Partnership reduce the amount of cash that is available for general corporate purposes, which includes repayment of debt, funding acquisitions or construction activities, and for other corporate operating activities.

On a quarterly basis, our management team has historically recommended a distribution amount that must then be approved by our Board of Trustees in its sole discretion. However, pursuant to the merger agreement in connection with the Transaction, the Company has agreed that it will not pay regular, quarterly distributions to the holders of the Company’s common shares prior to the closing of Transaction, except to the extent that dividends and other distributions are necessary for both the Company and its REIT subsidiary to maintain their status as a REIT. Absent such prohibition, the amount of future distributions would be at the discretion of our Board of Trustees and would be based on, among other things: (i) the taxable income and cash flow generated by our operating activities; (ii) cash generated by, or used in, our financing and investing activities; (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended; (iv) such other factors as the Board of Trustees deems relevant; and (v) the terms of the merger agreement, as discussed above. Our ability to make cash distributions will also be limited by the covenants contained in our Operating Partnership agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness. See “—Financial Covenants” above for additional information regarding the financial covenants, as well as “Item 1A – Risk Factors – Risks Related to Our Business and Properties – Covenants in our debt agreements could adversely affect our liquidity and financial condition” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016. See “Dividends” below for additional restrictions on paying dividends contained in the merger agreement.

Dividends

Pursuant to the merger agreement in connection with the Transaction, the Company has agreed that it will not pay regular, quarterly distributions to the holders of the Company’s common shares prior to the closing of Transaction, except to the extent that dividends and other distributions are necessary for both the Company and its REIT subsidiary to maintain their status as a REIT. Any payment of dividends prior to the completion of the Transaction will result in a corresponding reduction in the $11.15 per share merger consideration.

On April 25, 2017, we declared a dividend of $0.10 per common share. The dividend was paid on May 15, 2017 to common shareholders of record as of May 8, 2017.

Funds From Operations

FFO, which is a non-GAAP measure used by many investors and analysts that follow the public real estate industry, represents net income (computed in accordance with GAAP), excluding (gains) losses on sales of rental property and impairments of rental property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We also exclude from our FFO calculation, the impact related to third parties from our consolidated joint venture. FFO available to common shareholders and unitholders is calculated as FFO less accumulated dividends on our preferred shares and the write-off of issuance costs associated with our redeemed preferred shares for the applicable periods presented. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may differ from the methodology for calculating FFO, or similarly titled measures, utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

We consider FFO and FFO available to common shareholders and unitholders useful measures of performance for an equity REIT as they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of rental property diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance. We also consider FFO an appropriate supplemental performance measure given its wide use by investors and analysts. However, FFO does not represent amounts available for our discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our methodology for computing FFO adds back noncontrolling interests in the income from our Operating Partnership in determining FFO. We believe this is appropriate as common Operating Partnership units are presented on an as-converted, one-for-one basis for common shares in determining FFO per diluted share.

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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO and FFO available to common shareholders and unitholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(2,705)	$(5,491)	$40,439	$(9,597)
Add: Depreciation and amortization:
Rental property	13,845	15,141	28,411	30,147
Unconsolidated joint ventures	700	895	1,571	1,776
Impairment of rental property	—	2,772	—	2,772
(Gain) loss on sale of rental property	—	—	(42,799)	1,155
Gain on sale of rental property owned through unconsolidated joint ventures(1)	—	—	(3,797)	—
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(123)	(294)	1,762	(427)
FFO available to common shareholders and unitholders	11,717	13,023	25,587	25,826
Dividends on preferred shares	—	794	—	3,042
Issuance costs of redeemed preferred shares (2)	—	3,095	—	4,999
FFO	$11,717	$16,912	$25,587	$33,867
Weighted average common shares and Operating Partnership units outstanding – basic	60,234	60,155	60,207	60,151
Weighted average common shares and Operating Partnership units outstanding – diluted	60,544	60,230	60,486	60,232

(1)
Reflects our proportionate share of the gain on sale of Aviation Business Park and Rivers Park I and II, which were sold by the unconsolidated joint ventures that owned the respective properties in March 2017. For more information, see note 5, Investment in Affiliates, in the notes to our condensed consolidated financial statements.

(2)	Represents original issuance costs associated with the 7.750% Series A Preferred Shares that were redeemed during the periods presented.

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

We had $650.5 million of debt outstanding at June 30, 2017, of which $230.8 million was fixed-rate debt and $240.0 million was hedged variable-rate debt. The remainder of our debt, $179.7 million, was unhedged variable-rate debt that consisted of $76.0 million under the unsecured revolving credit facility, $60.0 million under the unsecured term loan, and a $43.7 million outstanding balance under the Northern Virginia Construction Loan. At June 30, 2017, the Northern Virginia Construction Loan had a contractual interest rate of LIBOR plus 1.85%. At June 30, 2017, LIBOR was 1.22%. A change in interest rates of 100 basis points would result in an increase or decrease of $1.8 million in interest expense on our unhedged variable rate debt on an annualized basis.

Our gross debt balances exclude a total of $5.4 million of unamortized deferred financing costs at June 30, 2017.

The table below summarizes our interest rate swap agreements as of June 30, 2017 (dollars in thousands):

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

On July 18, 2017, five swap agreements that together fixed LIBOR at a weighted average interest rate of 1.5% on $147.5 million of our variable rate date expired.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of our business. In the opinion of our management, as of June 30, 2017, we were not involved in any material litigation, nor, to management’s knowledge, is any material litigation threatened against us or the Operating Partnership.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, we are also subject to the following additional risks.

If the Transaction is completed, our shareholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

If the Transaction is consummated, shareholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company.  In addition, in the absence of the Transaction, we could have various opportunities to enhance our value, including, but not limited to, entering into a transaction that values our common shares higher than the value provided for in the merger agreement pursuant to the Transaction.  Therefore, if the Transaction is completed, shareholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Transaction.

Failure to complete the Transaction could negatively affect the value of our common shares and its future business and financial results.

If the Transaction is not completed, our ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete the Transaction, including the following:

•	being required, under certain circumstances, to pay GOV a termination fee $25 million or reimburse GOV’s transaction expenses up to $5 million;

•	incurrence of substantial costs in connection with the proposed Transaction, such as legal, accounting, financial advisory, filing, printing and mailing fees;

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Transaction; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Transaction.

If the Transaction is not completed, these risks could materially affect our business and financial results and the price of its common shares.

The pendency of the Transaction could adversely affect our business and operations.

During the pendency of the Transaction, our business and operations could be adversely affected due to uncertainty of our customers, vendors and employees and due to certain restrictions on our activities. Prior to consummation of the Transaction, some of our tenants or vendors may delay or defer decisions with respect to their business with the Company, which could negatively affect revenues, earnings, cash flows and expenses, regardless of whether the Transaction is completed.  Similarly, current and prospective employees may experience uncertainty about their future roles with The RMR Group LLC, a Maryland limited liability company and GOV’s manager, following the Transaction, which may materially adversely affect the our ability to attract and retain key personnel during the pendency of the Transaction.  Also, due to operating restrictions in the merger agreement, we may be unable, during the pendency of the Transaction, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. In addition, under the terms of the merger agreement, we may not declare or pay any dividends to the holders of our common shares during the period ending the earlier of the date of the closing of the Transaction or the termination of the merger agreement, subject to certain exceptions. Depending on when the Transaction is consummated, these restrictions may prevent holders of our common shares from receiving dividends that they might otherwise have received.

The merger agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The merger agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any acquisition proposal.  With respect to any written, bona fide acquisition proposal that the we receive, GOV generally has an opportunity to offer to modify the terms of the merger agreement in response to such proposal before the Board of Trustees may withdraw or modify its recommendation to shareholders in response to such acquisition proposal or terminate the merger agreement to enter into a definitive agreement with respect to such acquisition proposal.  Upon termination of the merger agreement under circumstances relating to an acquisition proposal, the Company may be required to pay a termination fee of $25 million to GOV.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Transaction, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the merger agreement.

The Transaction is subject to certain conditions which, if not satisfied or waived in a timely manner, would delay the Transaction or adversely impact our ability to complete the Transaction.

The completion of the Transaction is subject to certain conditions, including receipt of our shareholders’ approval and other customary closing conditions set forth in the merger agreement.  While it is currently anticipated that the Transactions will be completed prior to year-end 2017, there can be no assurance that our shareholders will approve the Transaction, that the other conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.  If the Transaction has not been consummated by December 31, 2017, either the Company or GOV may terminate the merger agreement.

If the Transaction is not consummated by December 31, 2017, either of the Company or GOV may terminate the merger agreement.

The Company or GOV may terminate the merger agreement if the Transaction has not been consummated by December 31, 2017. The Company or GOV may also terminate the merger agreement (1) by mutual written consent; (2) if there is an order prohibiting the consummation of the Transaction; (3) if our shareholders do not approve the Transaction; (4) by GOV if our Board of Trustees changes its recommendation in favor of the Transaction or by the Company if the Board of Trustees approves an alternative acquisition agreement, pursuant to the terms of the merger agreement; or (5) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the six months ended June 30, 2017. No common Operating Partnership units were redeemed during the six months ended June 30, 2017.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2017, certain employees surrendered common shares owed by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2009 Equity Compensation Plan, as amended.

The following table summarizes all of our common share repurchases during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2017 through April 30, 2017	—	$—	—	—
May 1, 2017 through May 31, 2017	—	—	—	—
June 1, 2017 through June 30, 2017	1,669	11.00	—	—
Total	1,669	$11.00	—	—

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description
2.1
Agreement and Plan of Merger, dated as of June 27, 2017, among Government Properties Income Trust, GOV NEW OPPTY REIT, GOV NEW OPPTY LP, First Potomac Realty Trust and First Potomac Realty Investment Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-31824) filed on June 28, 2017).

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

3.4
Articles of Amendment of the First Amended and Restated Declaration of Trust (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31824) filed on May 25, 2017).

3.5
Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K and Form 8-K/A (File No. 001-31824) filed on May 25, 2017 and May 26, 2017).

3.6	First Amendment to Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31824) filed on June 28, 2017).
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

101*
XBRL (Extensible Business Reporting Language). The following materials from the First Potomac Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST POTOMAC REALTY TRUST

Date: July 27, 2017	/s/ Robert Milkovich
Robert Milkovich
President, Chief Executive Officer and Chief Operating Officer

Date: July 27, 2017	/s/ Andrew P. Blocher
Andrew P. Blocher
Executive Vice President, Chief Financial Officer and Treasurer